Form 10-Q
period 2006-03-31
TARGACEPT INC
filed 2006-05-26
CIK 1124105

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from              to

Commission File Number: 000-51173

Targacept, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	56-2020050
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

200 East First Street, Suite 300 Winston-Salem, North Carolina	27101
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (336) 480-2100

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐            Accelerated filer  ☐            Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of May 19, 2006, the registrant had 19,112,664 shares of common stock, $0.001 par value per share, outstanding.

TARGACEPT, I NC.

FORM 10-Q

PART I. Financial Information

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act. For this purpose, any statements contained herein regarding the timing for completion of the additional safety and product characterization studies of TC-1734 conducted by AstraZeneca, a decision by AstraZeneca whether to initiate a Phase II clinical trial of TC-1734 following the completion of the safety and product characterization studies, the progress, timing and scope of research and development programs, including applicable clinical trials, for TC-1734 and our other product candidates, potential product advantages or market acceptance, our strategy, future operations, financial position, projected future revenues or costs, prospects, plans, expectations and objectives, other than statements of historical fact, are forward-looking statements made under the provisions of The Private Securities Litigation Reform Act of 1995. In some cases, words such as “may,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing” or other comparable words identify forward-looking statements. Actual results, performance or experience may differ materially from those indicated by such forward-looking statements as a result of various important factors, including our significant accounting estimates and risks and uncertainties relating to: our dependence on the success of our collaboration with AstraZeneca; the amount and timing of resources that AstraZeneca devotes to its conduct of the safety and product characterization studies of TC-1734 and to any subsequent development of TC-1734; AstraZeneca’s right to terminate our agreement based on the results of the safety and product characterization studies and all other available information with respect to TC-1734; AstraZeneca’s right in the future to terminate the preclinical research collaboration that we and AstraZeneca are currently conducting prior to the end of the planned four-year term; the results of clinical trials with respect to our product candidates in development and whether such results will be indicative of results obtained in later clinical trials; the conduct of clinical trials, including difficulties or delays in the completion of patient enrollment or data analysis; the timing and success of submission, acceptance and approval of regulatory filings; our ability to obtain the substantial additional funding required to conduct research and development activities; our ability to establish additional strategic collaborations; and our ability to obtain, maintain and enforce patent and other intellectual property protection for our product candidates and discoveries. These and other risks and uncertainties are described in more detail under the caption “Risk Factors” in Item 1A of Part II of this Quarterly Report on Form 10-Q. If one or more of these risks materialize, the outcome of one or more of these uncertainties is unfavorable to us or any of our assumptions that underlies a forward-looking statement proves incorrect, our actual results, performance or experience may vary materially from any future results, performance or experience expressed or implied by these forward-looking statements. In addition, any forward-looking statements in this quarterly report represent our views only as of the date of this quarterly report and should not be relied upon as representing our views as of any subsequent date. We anticipate that subsequent events and developments may cause our views to change. Although we may elect to update these forward-looking statements publicly at some point in the future, whether as a result of new information, future events or otherwise, we specifically disclaim any obligation to do so, except as required by applicable law. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.

Item 1. Financial Statements

TARGACEPT, INC.

BALANCE SHEETS

	March 31, 2006	December 31, 2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$27,200,143	$24,851,302
Research fees and accounts receivable	816,477	118,163
Inventories	38,340	41,940
Prepaid expenses	1,253,034	729,241

Total current assets	29,307,994	25,740,646
Property and equipment, net	1,746,309	1,747,524
Intangible assets, net of accumulated amortization of $138,468 and $129,027 at March 31, 2006 and December 31, 2005, respectively	503,532	512,973

Total assets	$31,557,835	$28,001,143

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,084,257	$1,173,545
Accrued expenses	1,812,461	2,849,747
Current portion of long-term debt	617,404	783,895
Current portion of deferred rent incentive	402,647	402,647
Current portion of deferred license fee revenue	1,250,000	—

Total current liabilities	5,166,769	5,209,834
Long-term debt, net of current portion	1,281,526	1,409,402
Deferred rent incentive, net of current portion	134,215	234,877
Deferred license fee revenue, net of current portion	8,913,222	—

Total liabilities	15,495,732	6,854,113
Commitments
Redeemable convertible preferred stock:
Series A, $0.001 par value, 5,000,000 shares authorized, issued and outstanding, aggregate liquidation preference of $32,243,860 and $31,836,985 at March 31, 2006 and December 31, 2005, respectively, or $4.65 per share plus accreted redemption value	32,243,860	31,836,985
Series B, $0.001 par value, 6,567,567 shares authorized, issued and outstanding, aggregate liquidation preference of $42,294,340 and $41,759,905 at March 31, 2006 and December 31, 2005, respectively, or $4.65 per share plus accreted redemption value	42,294,340	41,759,905
Series C, $0.001 par value, 81,741,965 shares authorized and 76,937,998 issued and outstanding at March 31, 2006 and December 31, 2005, aggregate liquidation preference of $111,893,163 and $110,031,263 at March 31, 2006 and December 31, 2005, respectively, or $1.21 per share plus accreted redemption value	111,893,163	110,031,263

Total redeemable convertible preferred stock	186,431,363	183,628,153
Stockholders’ equity (deficit):
Common stock, $0.001 par value, 16,666,666 shares authorized at March 31, 2006 and December 31, 2005; 280,202 and 270,427 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	280	270
Capital in excess of par value	12,441,067	12,287,904
Common stock warrants	213,710	213,710
Accumulated deficit	(183,024,317)	(174,983,007)

Total stockholders’ equity (deficit)	(170,369,260)	(162,481,123)

Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$31,557,835	$28,001,143

See accompanying notes

TARGACEPT, INC.

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,
	2006	2005
Revenue:
Collaborative research and development	$62,224	$—
License fees	208,333	—
Product sales	176,919	180,083
Grant revenue	158,648	123,140

Net revenue	606,124	303,233
Operating expenses:
Research and development ($88,011 and $238,902 stock-based compensation in 2006 and 2005, respectively)	4,760,804	5,093,076
General and administrative ($39,159 and $119,086 stock-based compensation in 2006 and 2005, respectively)	1,167,861	1,209,005
Transaction charges	—	1,635,000
Cost of product sales	190,947	22,575

Total operating expenses	6,119,612	7,959,656

Loss from operations	(5,513,488)	(7,656,423)

Other income (expense):
Interest and dividend income	299,559	292,218
Interest expense	(24,171)	(73,566)

Total other income (expense)	275,388	218,652

Net loss	(5,238,100)	(7,437,771)

Preferred stock accretion	(2,803,210)	(2,801,889)

Net loss attributable to common stockholders	$(8,041,310)	$(10,239,660)

Basic and diluted net loss attributable to common stockholders per share	$(29.42)	$(39.51)

Weighted average common shares outstanding—basic and diluted	273,368	259,173

Unaudited pro forma basic and diluted net loss per share attributable to common stockholders assuming conversion of preferred stock and issuance of common stock in initial public offering	$(0.27)

Unaudited pro forma weighted average shares outstanding – basic and diluted	19,105,383

See accompanying notes

TARGACEPT, INC.

STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2006	2005
Operating activities
Net loss	$(5,238,100)	$(7,437,771)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	201,932	198,450
Non-cash compensation expense	127,170	357,988
Recognition of deferred rent incentive	(100,662)	(100,662)
Changes in operating assets and liabilities, excluding the effects from acquired assets and liabilities:
Research fees and accounts receivable	(698,314)	251,221
Inventories	3,600	3,632
Prepaid expenses	(523,793)	1,394,592
Accounts payable and accrued expenses	(1,126,574)	(1,664,882)
Deferred license fee revenue	10,163,222	—

Net cash provided by (used in) operating activities	2,808,481	(6,997,432)

Investment activities
Purchase of property and equipment	(191,276)	(118,521)

Net cash used in investing activities	(191,276)	(118,521)

Financing activities
Principal payments on long-term debt	(294,367)	(258,332)
Proceeds from issuance of redeemable convertible preferred stock, net of transaction costs	—	11,960
Proceeds from issuance of common stock	26,003	18,574

Net cash used in financing activities	(268,364)	(227,798)

Net increase (decrease) in cash and cash equivalents	2,348,841	(7,343,751)
Cash and cash equivalents at beginning of period	24,851,302	53,075,348

Cash and cash equivalents at end of period	$27,200,143	$45,731,597

See accompanying notes

TARGACEPT, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

March 31, 2006

1. The Company and Nature of Operations

Targacept, Inc., a Delaware corporation (the “Company”), was formed on March 7, 1997. The Company is a biopharmaceutical company engaged in the design, discovery and development of a new class of drugs to treat multiple diseases and disorders by selectively targeting a class of receptors known as neuronal nicotinic receptors, or NNRs. Its facilities are located in Winston-Salem, North Carolina.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. The balance sheet as of March 31, 2006, the statements of operations for the three months ended March 31, 2006 and 2005, and the statements of cash flows for the three months ended March 31, 2006 and 2005, are unaudited, but the Company believes that all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of its financial position, operating results and cash flows, respectively, for the periods presented have been included. The balance sheet at December 31, 2005 has been derived from audited financial statements of the Company as of December 31, 2005, but does not include all of the information and footnotes required by GAAP for complete financial statements. Operating results for the three months ended March 31, 2006 and 2005 are not necessarily indicative of the results that may be expected for the full year or for any other interim period or for any future year. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote information normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). These unaudited financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the fiscal year ended December 31, 2005, included in its Prospectus dated April 11, 2006 filed on April 12, 2006.

Revenue Recognition

The Company uses revenue recognition criteria included in Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, as amended by Staff Accounting Bulletin No. 104, Revenue Recognition (replacement of SAB 101) (“SAB 104”). The Company considers a variety of factors in determining the appropriate method of revenue recognition under its collaboration agreements, such as whether the elements of the agreement are separable, whether there are determinable fair values and whether there is a unique earnings process associated with a particular element of an agreement. Research fee revenue is earned and recognized as research is performed and related expenses are incurred. License fees for access to the Company’s intellectual property are recognized ratably over the contracted period in accordance with the provisions of the agreement.

Upfront fees, or amounts received in advance of performance, are recorded as deferred revenue and amortized in the statement of operations into license fee revenue over the estimated research and development period. Revenue based on the achievement of development and regulatory milestones that carry substantive performance risk are only recognized upon achievement of the

TARGACEPT, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS (continued)

March 31, 2006

2. Summary of Significant Accounting Policies (continued)

milestone event. Revenue for specific research and development costs reimbursable under the Company’s collaboration agreement with AstraZeneca AB, such as third-party manufacturing costs for drug material, is recorded in compliance with Emerging Issues Task Force (“EITF”) Issue 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent, and EITF Issue 01-14, Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred. According to the criteria established by these EITF Issues, in transactions where the Company acts as a principal, with discretion to choose suppliers, bears credit risk and performs part of the services required in the transaction, the Company records revenue for the gross amount of the reimbursement that is non-refundable per the contract. The costs associated with these reimbursements are reflected as a component of research and development expense in the statements of operations. Product sales revenues are recorded when goods are shipped, at which point title has passed, and the Company establishes an allowance for estimated returns at that time. Revenue from grants is recognized as the Company performs the work and incurs reimbursable costs in accordance with the objectives of the award.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and judgments that affect the amounts of assets, liabilities, revenues and expenses reported in the financial statements and accompanying notes. Actual results and experiences could differ materially from those estimates.

Clinical Trials Accruals

The Company records accruals based on estimates of the services received, efforts expended and amounts owed pursuant to contracts with multiple clinical trial centers and contract research organizations. In the normal course of business, the Company contracts with third parties to perform various clinical trial-related activities in the ongoing development of potential products. The financial terms of these agreements are subject to negotiation and vary from contract to contract and may result in uneven payment flows. Payments under some of these contracts depend on factors such as the achievement of certain events, the successful enrollment of patients, the completion of clinical trial milestones or similar conditions. The objective of the Company’s accrual policy is to match the recording of expenses in its financial statements to the actual services received and efforts expended. As such, expense accruals related to clinical trials are recognized based on the Company’s estimate of the degree of completion of the event or events specified in the applicable agreement.

Research and Development Expense

Research and development costs are expensed as incurred and include related salaries of, and stock-based compensation for, personnel involved in research and development activities, contractor fees, administrative expenses and allocations of research-related overhead costs. Administrative expenses and research-related overhead costs included in research and development expense consist of allocations of facility and equipment lease charges, depreciation and amortization of assets, and insurance, legal and supply costs that are directly related to research and development activities.

TARGACEPT, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS (continued)

March 31, 2006

2. Summary of Significant Accounting Policies (continued)

Transaction Charges

In the first quarter of 2005, the Company recognized general and administrative expense of $1,635,000 for expenses incurred in connection with a terminated public offering. As of March 31, 2006, the Company had $471,000 of charges related to its initial public offering completed in April 2006 in prepaid expenses.

Income Taxes

The Company accounts for income taxes using the liability method in accordance with the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 109, Accounting for Income Taxes. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of the Company’s assets and liabilities and are estimated using enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. A valuation allowance is provided when the Company determines that it is more likely than not that some portion or all of a deferred tax asset will not be realized.

Net Loss Per Share Attributable to Common Stockholders

The Company computes net loss per share attributable to common stockholders in accordance with SFAS No. 128, Earnings Per Share (“SFAS 128”). Under the provisions of SFAS 128, basic net loss per share attributable to common stockholders (“Basic EPS”) is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding. Diluted net loss per share attributable to common stockholders (“Diluted EPS”) is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares and dilutive common share equivalents then outstanding.

Common share equivalents consist of the incremental common shares issuable upon the conversion of preferred stock, shares issuable upon the exercise of stock options and shares issuable upon the exercise of warrants. For the periods presented, Diluted EPS is identical to Basic EPS because common share equivalents are excluded from the calculation, as their effect is antidilutive.

Initial Public Offering and Pro Forma Information

On April 18, 2006, the Company completed an initial public offering (“IPO”) of 5,000,000 shares of its common stock at a price of $9.00 per share. The Company’s net proceeds from the IPO, after deducting underwriters’ discounts and commissions and estimated offering expenses payable by the Company, were approximately $40.7 million.

TARGACEPT, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS (continued)

March 31, 2006

2. Summary of Significant Accounting Policies (continued)

All outstanding shares of the Company’s Series A, Series B, and Series C convertible preferred stock (“Preferred Stock”) automatically converted into shares of common stock upon completion of the IPO. Series A converted at a ratio of approximately 0.133 common share per preferred share, Series B converted at a ratio of approximately 0.133 or 0.318 common share per preferred share and Series C converted at a ratio of approximately 0.144 common share per preferred share. These conversion ratios reflect a 1 for 7.5 share reverse stock split effected February 3, 2005.

The unaudited pro forma balance sheets as of March 31, 2006 and December 31, 2005 reflect the automatic conversion of all outstanding shares of the Company’s preferred stock into an aggregate of 13,832,015 shares of common stock as if the conversion had occurred as of December 31, 2005 and give further effect to the sale of 5,000,000 shares of common stock in the IPO at $9.00 per share, after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company.

	As of March 31, 2006		As of December 31, 2005
	Actual	Pro forma		Pro forma
	(unaudited)		(audited)	(unaudited)
Balance Sheet Data (amounts in thousands):
Cash and cash equivalents	$27,200	$68,029	$24,851	$65,680
Working capital	24,141	64,871	20,531	61,261
Total assets	31,558	72,288	28,001	68,731
Long-term debt, net of current portion	1,282	1,282	1,409	1,409
Redeemable convertible preferred stock	186,431	—	183,628	—
Accumulated deficit	(183,024)	(143,496)	(174,983)	(138,258)
Total stockholders’ equity (deficit)	(170,369)	53,989	(162,481)	61,877

TARGACEPT, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS (continued)

March 31, 2006

2. Summary of Significant Accounting Policies (continued)

The following table sets forth the computation of basic and diluted, and pro forma basic and diluted, net loss per share attributable to common stockholders:

Three Months Ended March 31, 2006
(unaudited)
Historical
Numerator:
Net loss attributable to common stockholders	$(8,041,310)

Denominator:
Weighted-average common shares outstanding	273,368

Basic and diluted net loss per share attributable to common stockholders	$(29.42)

Pro forma
Numerator:
Net loss attributable to common stockholders	$(5,238,100)

Denominator:
Shares used above	273,368
Shares issued upon completion of initial public offering	5,000,000
Pro forma adjustments to reflect assumed conversion of preferred stock and shares issued upon completion of IPO, on a weighted average basis	13,832,015

Shares used to compute pro forma basic and diluted net loss per share attributable to common stockholders	19,105,383

Pro forma basic and diluted net loss per share attributable to common stockholders	$(0.27)

The Company has excluded all outstanding stock options and warrants from the calculation of net loss per share attributable to common stockholders because such securities are antidilutive for all periods presented. Had the Company been in a net income position, these securities may have been included in the calculation. These potentially dilutive securities consist of the following on a weighted average basis:

	Three Months Ended March 31,
	2006	2005
Outstanding common stock options	1,614,389	1,008,877
Redeemable convertible preferred stock	13,832,015	13,760,548
Outstanding warrants	215,054	215,054

Total	15,661,458	14,984,479

TARGACEPT, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS (continued)

March 31, 2006

2. Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements

In November 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. 115-1, “The Meaning of Other-than-Temporary Impairment and Its Application to Certain Investments” (“FSP 115-1”). FSP 115-1 addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary and the measurement of an impairment loss. FSP 115-1, which is effective for reporting periods beginning after December 15, 2005, also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The Company does not expect the adoption of FSP 115-1 to have any material impact on its financial position, results of operations or cash flows.

3. Inventories

Inventories consisted of the following:

	March 31, 2006	December 31, 2005
Raw materials	$6,400	$6,400
Finished goods	31,940	35,540

	$38,340	$41,940

4. Stock-Based Compensation

Effective January 1, 2005, the Company adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment (“SFAS 123R”), using the modified-prospective-transition method. Under that transition method, compensation cost recognized in 2005 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January, 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, Accounting for Stock-Based Compensation, (b) compensation cost for all share-based payments granted subsequent to January 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R, and (c) compensation cost for awards modified on April 7, 2005, based on the modification provisions in accordance with SFAS 123R.

The Company’s net loss for the three months ended March 31, 2006 and 2005 includes $127,000 and $358,000, respectively, of non-cash compensation costs related to its stock-based compensation arrangements.

As of March 31, 2006, the Company had one stock-based compensation plan, the 2000 Equity Incentive Plan (the “Plan”). Awards may be made to participants under the Plan in the form of incentive and nonqualified stock options, restricted stock, stock appreciation rights, stock awards, and performance awards. Eligible participants under the Plan include employees, directors and

TARGACEPT, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS (continued)

March 31, 2006

4. Stock-Based Compensation (continued)

certain independent contractors, consultants or advisors of the Company or a related corporation. The vesting periods for awards made under the Plan are determined at the discretion of the Plan administrator and range from 0 to 5 years and have 10-year contractual terms. The exercise price of incentive options granted under the Plan may not be less than 100% of the fair market value of the common stock on the date of grant, as determined by the Plan administrator.

On April 7, 2005 the Company’s Board of Directors authorized and directed an amendment to each stock option agreement that changed the exercise price on each unvested portion as of March 31, 2005 to $1.75 per share. As of March 31, 2005 there were 354,672 unvested options ranging from an original exercise price per share of $5.10 to $5.63 that were affected by the amended agreements. The affected options are required to be accounted for as a modification of an award under SFAS 123R. The fair market value was calculated immediately prior to the modification and immediately after the modification to determine the incremental fair market value. This incremental value and the fair market value of unvested options that were modified are being expensed as compensation on a quarterly basis, until the date that the option is exercised or forfeited or expires unexercised.

A summary of option activity under the Plan for the three months ended March 31, 2006 is as follows:

	Options Granted	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2006	1,610,009	$2.88
Granted	26,659	5.10
Forfeited	(8,276)	3.95
Exercised	(9,775)	2.66

Outstanding at March 31, 2006	1,618,617	$2.91	7.8	$9,860,651

Vested and exercisable at March 31, 2006	1,033,948	$3.49	7.4	$5,701,058

The weighted average fair value of options granted during the period ended March 31, 2006 was $3.48. The total intrinsic value of options exercised during the three-month period ended March 31, 2006 was $24,986.

TARGACEPT, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS (continued)

March 31, 2006

4. Stock-Based Compensation (continued)

As of March 31, 2006, there was $957,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 2.9 years.

In April 2006, the 2006 Stock Incentive Plan became effective (the “2006 Plan”). The 2006 Plan is the successor equity incentive program to the Plan and all shares previously reserved under the Plan are now reserved for grant under the 2006 Plan.

5. Collaborative Research and License Agreements

AstraZeneca AB

In December 2005, the Company entered into a collaborative research and license agreement with AstraZeneca AB under which the Company granted AstraZeneca exclusive development and worldwide commercialization rights to the Company’s product candidate known as TC-1734 as a treatment for Alzheimer’s disease, cognitive deficits in schizophrenia and potentially other conditions marked by cognitive impairment such as attention deficit hyperactivity disorder, age associated memory impairment and mild cognitive impairment. The collaboration agreement also provides for a multi-year preclinical research collaboration to be conducted by the Company and AstraZeneca. The collaboration agreement with AstraZeneca became effective on January 20, 2006.

The Company is eligible to receive future research fees, license fees and milestone payments under its collaboration agreement with AstraZeneca. The amount of research fees, license fees and milestone payments will depend on the extent of the Company’s research activities and the timing and achievement of development, regulatory and first commercial sale milestone events.

AstraZeneca paid the Company an initial fee of $10 million in February 2006. Based on the collaboration agreement terms, the Company allocated $5 million of the initial fee to the research collaboration, which the Company expects to recognize as revenue over the planned four-year term of the research collaboration. The Company deferred recognition of the remaining $5 million of the initial fee, which was allocated to the TC-1734 license grants, until AstraZeneca makes a determination whether to conduct Phase II clinical development of TC-1734 following its completion of additional safety and product characterization studies. If AstraZeneca decides to conduct a Phase II clinical trial of TC-1734 following the completion of the safety and product characterization studies, the Company would recognize the deferred $5 million of the initial fee as revenue over the expected development period for TC-1734. The Company expects to recognize any revenue based on the achievement of milestones under the collaboration agreement upon achievement of the milestone event, if the Company determines that the revenue satisfies the revenue recognition requirements of SAB 101, as amended by SAB 104. SAB 101 requires that four basic criteria must be met before revenue can be recognized: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the fee is fixed and determinable; and collectability is reasonably assured.

TARGACEPT, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS (continued)

March 31, 2006

5. Collaborative Research and License Agreements (continued)

The Company will record research fees that the Company is eligible to receive from AstraZeneca while it is conducting the safety and product characterization studies of TC-1734 as deferred revenue. The Company expects to receive approximately $2.5 million (unaudited) in research fees from AstraZeneca while AstraZeneca is conducting the safety and product characterization studies of TC-1734. As of March 31, 2006, the Company recorded deferred revenue of $372,500 and will be eligible to receive an additional $372,500 in research fees if the agreement continues in effect following AstraZeneca’s completion of its additional safety and product characterization studies. With the continuation of the agreement, the Company will recognize all research fees previously recorded as deferred revenue and recognize future research fee revenues as the research is performed and related expenses are incurred. In that event, based on the current budget for the research collaboration, the Company would expect to receive an additional $23.9 million (unaudited) in research fees assuming the planned four-year research term.

If AstraZeneca terminates the collaboration agreement upon completion of any or all of the additional safety and product characterization studies, the Company would be required to reimburse AstraZeneca for the amount of all research fees that it paid to the Company under the research collaboration under the agreement while AstraZeneca conducted the studies. In addition, the Company would be required to pay AstraZeneca an additional $5 million as compensation for assigning to it the data and any intellectual property generated in the studies. In that event, upon final termination by AstraZeneca in accordance with the terms of the Agreement, the Company would reduce deferred revenue by $5 million.

6. Related Party Transactions

As of March 31, 2006, R.J. Reynolds Tobacco Holdings, Inc. (“RJRT”) was the holder of 5,000,000 shares of Series A redeemable preferred stock (which converted into 666,667 shares of common stock upon completion of the IPO in April 2006), 1,652,893 shares of Series C redeemable preferred stock (which converted into 238,095 shares of common stock upon completion of the IPO in April 2006), a warrant to purchase 215,054 shares of common stock, 3,333 shares of common stock, and options to purchase 5,230 shares of common stock. The Company has entered into the following transactions and agreements with RJRT in the ordinary course of business.

During 2002, the Company entered into an agreement to borrow $2,500,000 from RJRT accruing interest at 6.6%. This borrowing was repayable in monthly installments of $59,000 through the maturity date of May 1, 2006, and has been paid and satisfied in full. In January 2004, the Company amended the note agreement with RJRT to allow for up to three additional tranches to be advanced to the Company for up to a total of $2,000,000. The Company was advanced an additional tranche on April 1, 2004 in the amount of $1,027,000. This additional tranche accrues interest at 5.87% and is repayable in monthly payments of $24,000 through the maturity date of April 1, 2008.

The Company was advanced the final tranche on December 23, 2004 in the amount of $973,000. This tranche accrues interest at 6.89% and is repayable in monthly payments of $23,000 through the maturity date of January 1, 2009. Under this related party note payable, the Company paid RJRT $320,000 and $299,000 during the quarters ending March 31, 2006 and 2005, respectively.

TARGACEPT, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS (continued)

March 31, 2006

6. Related Party Transactions (continued)

A member of the Company’s board of directors serves as an officer of RJRT. Equity compensation for such director’s service has been made, at the director’s request, directly to RJRT. The numbers of shares subject to stock options granted to RJRT in connection with the director’s services are 1,000 shares per year. In connection with the issuance of the stock options, the Company recognized compensation expense of $420 and $2,081 during the quarters ending March 31, 2006 and 2005, respectively.

The Company paid RJRT for copy and print services totaling $0 and $19,000 for the quarters ending March 31, 2006 and 2005, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion together with our financial statements and accompanying notes included in this quarterly report and our audited financial statements included in our Registration Statement on Form S-1 (No. 333-131050), which is on file with the SEC. In addition to historical information, the following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results, performance or experience could differ materially from those indicated by the forward-looking statements due to important factors, risks and uncertainties, including, but not limited to, those set forth under “Risk Factors” in Item 1A of Part II of this Quarterly Report on Form 10-Q.

Overview

We are a biopharmaceutical company engaged in the design, discovery and development of a new class of drugs to treat multiple diseases and disorders of the central nervous system by selectively targeting a class of receptors known as neuronal nicotinic receptors, or NNRs. We have three product candidates in clinical development and three preclinical product candidates. Our lead product candidate is a novel small molecule that we refer to as TC-1734. In December 2005, we entered into a collaborative research and license agreement with AstraZeneca AB for the development and worldwide commercialization of TC-1734 as a treatment for Alzheimer’s disease, cognitive deficits in schizophrenia and potentially other conditions marked by cognitive impairment such as attention deficit hyperactivity disorder, commonly referred to as ADHD, age associated memory impairment, commonly referred to as AAMI, and mild cognitive impairment, commonly referred to as MCI. The agreement became effective in January 2006. We expect AstraZeneca initially to develop TC-1734 for mild to moderate Alzheimer’s disease and cognitive deficits in schizophrenia. In March 2006, we completed a Phase II clinical trial of TC-1734 in AAMI that we conducted at our own expense to further assess the effects of TC-1734 on cognition in a cognitively impaired older adult population. In May 2006, we announced that we achieved statistically significant results in favor of TC-1734 on the three co-primary endpoints in the 50mg dose group of the AAMI trial.

We trace our scientific lineage to a research program initiated by R.J. Reynolds Tobacco Company in 1982 to study the activity and effects of nicotine in the body and the function of nicotinic receptors. We were incorporated in Delaware in 1997 as a wholly owned subsidiary of RJR. In August 2000, we became an independent company when we issued and sold stock to venture capital investors.

Since our inception, we have devoted substantially all of our resources to the discovery and development of our product candidates and technologies, including the design, conduct and management of preclinical and clinical studies and related manufacturing, regulatory and clinical affairs, as well as intellectual property prosecution.

We have never been profitable. As of March 31, 2006, we had an accumulated deficit of $183.0 million. We expect to continue to incur substantial losses for the foreseeable future. We expect our research and development expenses to increase substantially over the next several years as we expand our clinical trial activity, as our product candidates advance through the development cycle and as we invest in additional product opportunities and research programs. We also expect our general and administrative expenses to increase substantially due to costs associated with being a public company. Clinical trials and preclinical studies are time-consuming, expensive and may never yield a product that will generate revenue. A substantial portion of our revenue for the next several years will depend on the conduct of research and the successful achievement of milestone events in the development of TC-1734 under our agreement with AstraZeneca. Our revenue may vary substantially from quarter to quarter and year to year. We believe that period-to-period comparisons of our results of operations are not meaningful and should not be relied upon as indicative of our future performance.

Pursuant to the terms of our agreement, AstraZeneca paid us an initial fee of $10 million in February 2006. AstraZeneca has agreed to make an additional payment to us of $20 million if it decides to conduct a Phase II clinical trial of TC-1734 following its completion of additional safety and product characterization studies conducted at its expense to generate further data with respect to TC-1734. We expect AstraZeneca to complete these safety and product characterization studies within approximately 10 to 13 months from March 31, 2006. We are eligible to receive other payments of up to $249 million, contingent upon the achievement of development, regulatory and first commercial sale milestones for TC-1734 for Alzheimer’s disease, cognitive deficits in schizophrenia and ADHD, and royalties on future product sales. If TC-1734 is developed under the agreement for indications other than Alzheimer’s disease, cognitive deficits in schizophrenia and ADHD, we would also be eligible to receive payments contingent upon the achievement of development, regulatory and first commercial sale milestones for TC-1734 for those indications. Under the terms of a sponsored research agreement and a subsequent license agreement between us and the University of Kentucky Research Foundation, or UKRF, we are required to pay to UKRF a low single digit percentage of any of these payments, including royalties, that we receive from AstraZeneca.

In addition, we and AstraZeneca are conducting a preclinical research collaboration under our agreement that is designed to discover and develop additional compounds that, like TC-1734, act on the NNR known as a4ß2. If AstraZeneca decides to initiate a Phase II clinical trial of TC-1734 following its completion of the additional safety and product characterization studies, we would expect, based on the current budget for the a4ß2 research collaboration, to receive approximately $26.4 million in aggregate research fees assuming the planned four-year research term. AstraZeneca can terminate our agreement if it determines in its sole discretion on or before April 20, 2007 not to proceed with the further development of TC-1734 based on the results of the additional safety and product characterization studies and all other available information with respect to TC-1734. In that event, we would be required to reimburse AstraZeneca for the amount of all research fees that it paid to us under the a4ß2 research collaboration while AstraZeneca conducted the studies, which we expect to be approximately $2.5 million. We would also be required to pay to AstraZeneca an additional $5 million as compensation for assigning to us the data and any intellectual property generated in the studies, but we would not be required to refund the $10 million initial fee that AstraZeneca paid us.

We currently have one product, Inversine®, that is approved by the United States Food and Drug Administration, or the FDA. We acquired rights to Inversine in August 2002. Inversine is approved for the management of moderately severe to severe essential hypertension, a high blood pressure disorder with an unknown cause. However, we believe that Inversine is prescribed predominantly for the treatment of neuropsychiatric disorders, such as Tourette’s syndrome, autism and bipolar disorder, in children and adolescents. Sales of Inversine generated revenue of $681,000 for the year ended December 31, 2005 and $177,000 for the three months ended March 31, 2006.

In addition to TC-1734, our most advanced product candidates include: TC-2696, a product candidate for pain that is currently in a Phase I multiple rising dose clinical trial; mecamylamine hydrochloride, the active ingredient in Inversine, which is currently in a Phase II clinical trial as an add-on therapy to citalopram hydrobromide for depression, and TC-5214, one of the enantiomers of mecamylamine hydrochloride and a separate preclinical product candidate; TC-2216, a preclinical product candidate for depression and anxiety disorders with potential application for smoking cessation or obesity; and TC-5619, a preclinical product candidate selective for the NNR known as a7 with potential application for conditions such as schizophrenia, cognitive impairment and inflammation.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our unaudited financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate these estimates and judgments, including those described below. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results and experiences may differ materially from these estimates. In addition, our reported financial condition and results of operations could vary if new accounting standards are enacted that are applicable to our business.

Our significant accounting policies are described in Note 2 to our audited financial statements for the year ended December 31, 2005, and under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates,” in our Registration Statement on Form S-1 (File No. 333-131050). Of our significant accounting policies, we believe that the following accounting policies relating to revenue recognition, accrued expense and stock-based compensation are the most critical to understanding and evaluating our reported financial results.

Revenue Recognition

Our collaboration agreements contain multiple elements, including upfront fees, research fees for ongoing research and development, payments associated with achieving development, regulatory and commercialization milestones and royalties to be paid based on specified percentages of net product sales or net profits, if any. We consider a variety of factors in determining the appropriate method of revenue recognition under these arrangements, such as whether the elements are separable, whether there are determinable fair values and whether there is a unique earnings process associated with a particular element of an agreement.

We recognize research fee revenue from research services performed under our collaboration agreements as research is performed and related expenses are incurred. We defer upfront fees and amortize them to license fee revenue over the estimated research and development period. The estimated research and development period may be adjusted from time to time to take into account any delays or acceleration in the development of the applicable product candidate or any extension or shortening of the applicable performance period. Any such delay or acceleration in the development of a product candidate, or extension or shortening of a performance period, could result in further deferral of revenue or in the acceleration of revenue previously deferred. We recognize revenue based on the achievement of development and regulatory milestones that carry substantive performance risk upon achievement of the milestone event. As of March 31, 2006, we have not received payment of any milestone-based revenues. We record product sales revenues when goods are shipped, at which point title has passed, and we establish an allowance for estimated returns at that time.

We are eligible to receive future research fees, license fees and milestone payments under our collaboration agreement with AstraZeneca. The amount of research fees, license fees and milestone payments will depend on the extent of our research activities and the timing and achievement of development, regulatory and first commercial sale milestone events. AstraZeneca paid us an initial fee of $10 million in February 2006. Based on the agreement terms, we allocated $5 million of the initial fee to the a4ß2 research collaboration, which we expect to recognize as revenue over the planned four-year term of the research collaboration. We deferred recognition of the remaining $5 million of the initial fee, which we allocated to the TC-1734 license grants, until AstraZeneca makes a determination whether to conduct Phase II clinical development of TC-1734 following its completion of additional safety and product characterization studies. If AstraZeneca decides to conduct a Phase II clinical trial of TC-1734 following the completion of the safety and product characterization studies, we would recognize the deferred $5 million of the initial fee as revenue over the expected development period for TC-1734. We expect to recognize any revenue based on the achievement of milestones under the collaboration agreement upon achievement of the applicable milestone event, if we determine that the revenue satisfies the revenue recognition requirements of generally accepted accounting principles and Securities and Exchange Commission Staff Accounting Bulletin No. 101, or SAB 101, Revenue Recognition in Financial Statements, as amended by SAB No. 104, Revenue Recognition (replacement of SAB 101). SAB 101 requires that four basic criteria must be met before revenue can be recognized: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the fee is fixed and determinable; and collectability is reasonably assured. We will record research fees that we are eligible to receive from AstraZeneca while it conducts the safety and product characterization studies of TC-1734 as deferred revenue. If the agreement continues in effect following AstraZeneca’s completion of the additional safety and product characterization studies, we will recognize all research fees previously recorded as deferred revenue and recognize future research fee revenues as the research is performed and related expenses are incurred. We recognize revenue for specific research and development costs that are reimbursable under the collaboration agreement with AstraZeneca, such as third-party manufacturing costs for drug material, in accordance with Emerging Issues Task Force, or EITF, Issue 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent, and EITF Issue 01-14, Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred. We reflect the costs associated with these reimbursable amounts as a component of research and development expense.

Accrued Expenses

As part of the process of preparing financial statements, we are required to estimate accrued expenses. This process involves reviewing open contracts and purchase orders, communicating with our applicable personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of actual cost. The majority of our service providers invoice us monthly in arrears for services performed. We make estimates of our accrued expenses as of each balance sheet date in our financial statements based on facts and circumstances known to us. We periodically confirm the accuracy of our estimates with the service providers and make adjustments if necessary. To date, we have not adjusted our estimate at any particular balance sheet date in any material amount. Examples of estimated accrued expenses include:

•	fees paid to contract research organizations in connection with preclinical and toxicology studies and clinical trials;

•	fees paid to investigative sites in connection with clinical trials;

•	fees paid to contract manufacturers in connection with the production of clinical trial materials and Inversine; and

•	professional service fees.

We base our expenses related to clinical trials on our estimates of the services received and efforts expended pursuant to contracts with multiple research institutions and clinical research organizations that conduct and manage clinical trials on our behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. Payments under some of these contracts depend on factors such as the successful enrollment of patients and the completion of clinical trial milestones. In accruing service fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from our estimate, we will adjust the accrual accordingly. If we do not identify costs that we have begun to incur or if we underestimate or overestimate the level of services performed or the costs of these services, our actual expenses could differ from our estimates.

Stock-Based Compensation

Effective January 1, 2005, we adopted Statement of Financial Accounting Standard No. 123(R), Share-Based Payment, or SFAS 123R. Under SFAS 123R, we recognize the grant-date fair value of stock options and other stock-based compensation issued to employees and non-employee directors over the requisite service periods, which are typically the vesting periods. We currently use the Black-Scholes formula to estimate grant-date fair value and expect to continue to use this valuation model in the future. We have adopted SFAS 123R using the modified-prospective-transition method, which requires us to record compensation expense for the non-vested portion of previously issued awards that were outstanding at January 1, 2005, and any awards issued or modified after January 1, 2005. We recorded stock-based compensation expense related to stock options granted to employees and directors of $127,000 for the three months ended March 31, 2006. As of March 31, 2006, we had $957,000 in unrecognized compensation cost related to non-vested stock-based compensation arrangements, which we expect to recognize over a weighted average period of 2.9 years.

Because there was no established market for our common stock prior to our initial public offering in April 2006, the fair value of our common stock underlying stock options and other stock-based compensation granted to employees and non-employee directors has historically been determined by our board of directors based upon information available as of the grant dates. We engaged an independent valuation firm in January 2006 to perform a retrospective analysis to determine the deemed fair market value of our common stock as of March 31, 2005 for accounting purposes. This retrospective analysis relied on income-based and market-based valuation methodologies. The independent valuation firm determined the fair market value of our common stock as of March 31, 2005 to be $1.60 per share.

Financial Operations Overview

Revenue

Inversine is our only approved product generating revenue. Sales of Inversine generated revenue of $681,000 for the year ended December 31, 2005 and $177,000 for the three months ended March 31, 2006. We have an exclusive distribution agreement with Cord Logistics, Inc., a Cardinal Health company, for the distribution of Inversine. We do not have or use a sales force or actively promote Inversine. Accordingly, we do not anticipate any significant increase in Inversine sales. If any of the very limited number of physicians that most often prescribe Inversine were to cease to do so, our revenue generated by Inversine sales would likely be substantially less. We have no other commercial products for sale and do not anticipate that we will have any other commercial products for sale for at least the next several years.

Our collaboration agreement with AstraZeneca became effective in January 2006. AstraZeneca paid us an initial fee of $10 million in February 2006. AstraZeneca has agreed to make an additional payment to us of $20 million if it decides to conduct a Phase II clinical trial of TC-1734 following its completion of additional safety and product characterization studies conducted at its expense to generate further data with respect to TC-1734. We expect AstraZeneca to complete these safety and product characterization studies within approximately 10 to 13 months from March 31, 2006. We are eligible to receive other payments of up to $249 million, contingent upon the achievement of development, regulatory and first commercial sale milestones for TC-1734 for Alzheimer’s disease, cognitive deficits in schizophrenia and ADHD, and royalties on future product sales. If TC-1734 is developed under the agreement for indications other than Alzheimer’s disease, cognitive deficits in schizophrenia and ADHD, we would also be eligible to receive payments contingent upon the achievement of development, regulatory and first commercial sale milestones for TC-1734 for those indications. Under the terms of a sponsored research agreement and a subsequent license agreement between us and UKRF, we are required to pay to UKRF a low single digit percentage of any of these amounts that we may receive from AstraZeneca. If AstraZeneca terminates our agreement upon completion of any or all of the safety and product characterization studies, we would be required to reimburse AstraZeneca for the amount of all research fees that it paid to us under the a4ß2 research collaboration while it conducted the studies. In that event, we would also be required to pay AstraZeneca an additional $5 million as compensation for assigning to us the data and any intellectual property generated in the studies, but we would not be required to refund the $10 million initial fee that AstraZeneca paid us.

We and AstraZeneca are conducting a preclinical research collaboration that is designed to discover and develop additional compounds that, like TC-1734, act on the a4ß2 NNR. During the period that AstraZeneca conducts the safety and product characterization studies, AstraZeneca has agreed to pay us research fees equal to 50% of our research expenses. If our agreement with AstraZeneca continues in effect following the completion of the safety and product characterization studies, AstraZeneca has agreed to pay us the remaining 50% of our research expenses incurred while those studies were conducted and thereafter research fees equal to 100% of our research expenses in the collaboration, subject to specified limits. In that event, based on the current budget for the a4ß2 research collaboration, we would expect to receive approximately $26.4 million in aggregate research fees assuming the planned four-year research term. The research fees that AstraZeneca has agreed to pay us are based on a negotiated rate designed to approximate our personnel costs to conduct the research.

In 2003, we were awarded a cooperative agreement from the National Institute of Standards and Technology through its Advanced Technology Program. The terms of the agreement provide for us to receive up to $1.9 million over a three-year period to help fund the development of sophisticated new computer simulation software designed to more accurately predict biological and toxicological effects of drugs. The agreement provides for reimbursement of costs that we incur to perform specified work that is designed to meet the objectives of the agreement. We recognize grant revenue as we perform the work and incur reimbursable costs. Funding for awards under this program is subject to the availability of funds as determined annually in the federal appropriations process.

Research and Development Expense

Since our inception, we have focused our activities on our drug discovery and development programs. We expense research and development expenses as they are incurred. Research and development expenses represented approximately 78% of our total operating expenses for both the year ended December 31, 2005 and the three months ended March 31, 2006.

Research and development expense includes expenses associated with:

•	the employment of personnel involved in our drug discovery and development activities;

•	research and development facilities and equipment;

•	the screening, identification and optimization of product candidates;

•	the development and enhancement of our proprietary databases and computer-based molecular design technologies, which we refer to collectively as Pentad™;

•	formulation and process synthesis;

•	production of clinical materials, including fees paid to contract manufacturers;

•	preclinical animal studies, including the costs to engage third-party research organizations;

•	clinical trials, including fees paid to contract research organizations to monitor and oversee some of our trials;

•	quality assurance activities;

•	compliance with FDA regulatory requirements;

•	consulting, license and sponsored research fees paid to third parties;

•	depreciation of capital assets used to develop our products; and

•	stock options or other stock-based compensation granted to personnel in research and development functions.

We use our employee and infrastructure resources across several projects. Consistent with our focus on the development of a class of drugs with potential uses in multiple indications, many of our costs are not attributable to a specifically identified project. Instead, these costs are directed to broadly applicable research efforts. Accordingly, we do not account for internal research and development costs on a project-by-project basis. As a result, we cannot state precisely the total costs incurred for each of our clinical and preclinical projects on a project-by-project basis.

The following table shows, for the periods presented, total payments that we made to third parties for preclinical study support, clinical supplies and clinical trial services for our most advanced product candidates, TC-1734, TC-2696, mecamylamine hydrochloride, TC-2216 and TC-5619.

	Three months ended March 31,		Cumulative from Inception
Product Candidate	2006	2005
	(in thousands)
TC-1734	$65	$1,184	$15,446
TC-2696	62	3	2,979
Mecamylamine hydrochloride	126	96	1,407
TC-2216	737	0	1,635
TC-5619	60	0	79
	$1,050	$1,283	21,546

At the end of 2004, we discontinued the development of mecamylamine hydrochloride for attention deficit hyperactivity disorder and of another of our product candidates for ulcerative colitis following the completion of Phase II clinical trials. We made total payments to third parties of $23,000 for the three months ended March 31, 2005 in connection with these discontinued programs. The cumulative from inception amount shown above for mecamylamine hydrochloride does not include payments made to third parties in connection with the discontinued development for attention deficit hyperactivity disorder.

Our expenditures on current and future preclinical and clinical development programs are subject to numerous uncertainties in timing and cost to completion. We test compounds in numerous preclinical studies for safety, toxicology and efficacy. We then conduct clinical trials for those product candidates that we determine to be the most promising. If we do not establish a collaboration covering the development of a particular product candidate, we fund these trials ourselves. As we obtain results from clinical trials, we may elect to discontinue or delay trials for some product candidates in order to focus our resources on more promising product candidates. Completion of clinical trials by us or our collaborators may take several years or more, but the length of time generally varies substantially according to the type, complexity, novelty and intended use of a product candidate. The cost of clinical trials may vary significantly over the life of a project as a result of a variety of factors, including:

•	the number of patients who participate in the trials;

•	the number of sites included in the trials;

•	the length of time required to enroll trial participants;

•	the duration of patient follow-up;

•	the costs of producing supplies of the product candidates needed for clinical trials and regulatory submissions;

•	the efficacy and safety profile of the product candidate; and

•	the costs and timing of, and the ability to secure, regulatory approvals.

We have not received FDA or foreign regulatory marketing approval for any of our product candidates that are in development. In order to achieve marketing approval, the FDA or foreign regulatory agencies must conclude that our or our collaborators’ clinical data establishes the safety and efficacy of the product candidates. Furthermore, our strategy includes entering into collaborations with third parties to participate in the development and commercialization of some of our product candidates. In situations in which third parties have control over the preclinical development or clinical trial process for a product candidate, the estimated completion date is largely under control of that third party and not under our control. We cannot forecast with any degree of certainty which of our product candidates will be subject to future collaborations or how such arrangements would affect our development plans or capital requirements.

As a result of the uncertainties discussed above, we are unable to determine the duration and completion costs of our research and development projects or when and to what extent we will generate revenues from the commercialization and sale of any of our development stage product candidates.

General and Administrative Expense

General and administrative expense consists principally of salaries and other related costs for personnel in executive, finance, accounting, business development and human resource functions. Other general and administrative expenses include expenses associated with stock options and other stock-based compensation granted to personnel in those functions, facility costs not otherwise included in research and development expense, patent related costs, and professional fees for consulting, legal and accounting services.

Cost of Product Sales

Cost of product sales are those costs related directly to the sale of Inversine and are principally comprised of cost of goods sold, FDA product and establishment license fees, distribution expenses, product royalty obligations and product liability insurance.

Interest and Dividend Income

Interest and dividend income consists of interest and dividends earned on our cash, cash equivalents and short-term investments.

Interest Expense

Interest expense consists of interest incurred to finance equipment, office furniture and fixtures.

Income Taxes

We have incurred net operating losses since our incorporation in 1997 and consequently have not paid federal, state or foreign income taxes in any period. As of March 31, 2006, we had net operating loss carryforwards of approximately $94.2 million for state income tax purposes and $86.5 million for federal income tax purposes. We also had $2.3 million in research and development federal income tax credits as of March 31, 2006. Utilization of the net operating loss carryforwards and credits may be subject to a substantial annual limitation due to ownership change limitations provided by Section 382 of the Internal Revenue Code of 1986, as amended, and similar state provisions. As a result of a series of stock issuances, we had such an ownership change on November 30, 2002 and we could experience additional ownership changes in the future. We have not yet determined whether we had such an ownership change as a result of the completion of our initial public offering in April 2006. When an ownership change, as defined by Section 382, occurs, an annual limitation is imposed on a company’s use of net operating loss and credit carryforwards attributable to periods before the change. For financial reporting purposes, we have recorded a valuation allowance to fully offset the deferred tax asset related to these carryforwards because realization of the benefit was uncertain.

Results of Operations

Three Months ended March 31, 2006 and 2005

Revenue

Revenue increased by $303,000 to $606,000 for the three months ended March 31, 2006, from $303,000 for the corresponding three-month period in 2005. The increase was primarily attributable to recognition of $208,000 of the $10.0 million initial fee that we received from AstraZeneca following effectiveness of our collaboration agreement in January 2006. AstraZeneca paid us an initial fee of $10.0 million in February 2006. Based on the agreement terms, we allocated $5.0 million of the initial fee to the a4ß2 research collaboration, which we expect to recognize as license fee revenue over the planned four-year term of the research collaboration. We began to recognize this allocated portion of the initial fee as license fee revenue in February 2006 at the rate of $104,000 per month. We also recognized revenue of $62,000 for the three months ended March 31, 2006 in payments made to third parties and cost of materials that are reimbursable under our agreement with AstraZeneca. We had no research fee revenue or license fee revenue in 2005.

In future periods, we are eligible to receive research fees, license fees and milestone payments under our collaboration agreement with AstraZeneca. The amount of research fees, license fees and milestone fees will depend on the extent of our research activities and the timing and achievement of development, regulatory and first commercial sale milestone events.

Net sales of Inversine decreased by $3,000 to $177,000 for the three months ended March 31, 2006, from $180,000 for the comparable three-month period in 2005. We believe that the substantial majority of Inversine sales are derived from prescriptions written by a very limited number of physicians. If any of these physicians were to change their prescribing habits, it would likely cause sales of Inversine to decrease. We do not promote sales of Inversine.

Grant revenue increased by $36,000 to $159,000 for the three months ended March 31, 2006, from $123,000 for the comparable three-month period in 2005. The grant revenue in both periods resulted from work performed under a cooperative agreement awarded to us in the third quarter of 2003 by the National Institute of Standards and Technology through its Advanced Technology Program to fund the development of sophisticated molecular simulation software. The increase for the 2006 period reflects greater research activity by us under the cooperative agreement, as compared to the 2005 period. The term of this award expires September 30, 2006. As of March 31, 2006, we were eligible to receive up to an additional $551,000 of funding under this award, and we expect that our research activity under this award will increase in the next two fiscal quarters. In addition, we are a named subcontractor under a grant awarded by the National Cooperative Drug Discovery Group, a National Institutes of Health program, to a university to fund the characterization of specified NNR subtypes as potential targets in the development of therapies for smoking cessation. We expect to receive approximately $1.0 million over five years in connection with this grant, beginning in the second half of 2006.

Research and Development Expense

Research and development expense decreased by $332,000 to $4.8 million for the three months ended March 31, 2006, from $5.1 million for the comparable three-month period in 2005. The lower research and development expense was primarily attributable to a decrease of $1.1 million in research and development expense relating to TC-1734 in the 2006 period, as compared to the 2005 period, as a result of the assumption by AstraZeneca of development costs for that product candidate under our collaboration agreement, and a decrease in non-cash stock-based compensation with respect to stock options granted to personnel in research and development functions of $151,000 in the 2006 period, as compared to the 2005 period. These decreases were partially offset by an increase of $737,000 in research and development expense relating to TC-2216 in the 2006 period, as compared to the 2005 period, to conduct additional preclinical safety studies and formulation work to support the planned filing of an investigational new drug application or foreign equivalent to conduct clinical trials of that product candidate, increased salary and benefit expense for research and development personnel in the 2006 period, as compared to the 2005 period, and increased third-party service, supply and infrastructure costs incurred in connection with the initiation of the a4ß2 research collaboration with AstraZeneca.

Research and development expense for the three months ended March 31, 2006 includes our costs to conduct research activities under the a4ß2 research collaboration with AstraZeneca. We believe that our research activities during the three-month period qualify us for $743,000 in research fee revenue from AstraZeneca that we would recognize if the agreement continues in effect following AstraZeneca’s completion of the additional safety and product characterization studies of TC-1734. During the period that AstraZeneca conducts the safety and product characterization studies, AstraZeneca has agreed to pay us 50% of our research expenses, subject to a specified limit. Accordingly, we have recorded 50% of $743,000, or $372,500, as deferred revenue and have not recorded the remaining $372,500 that we are not yet entitled to receive. We expect AstraZeneca to complete the safety and product characterization studies within approximately ten to 13 months from March 31, 2006.

General and Administrative Expense

General and administrative expense was $1.2 million for both the three months ended March 31, 2006 and 2005. General and administrative expense in the 2006 period included a decrease of $80,000 in non-cash stock-based compensation with respect to stock options granted to personnel in executive, finance, accounting, business development and human resource functions and a decrease in business development-related travel and legal expenses, offset by an increase in expenses associated with the initiation and management of the collaboration with AstraZeneca. We expect that our general and administrative expense will increase in future periods due to increased payroll, expanded infrastructure and increased insurance, consulting, legal, accounting and investor relations costs associated with being a public company.

Transaction Charge

In the three months ended March 31, 2005 we recorded expense of $1.6 million in connection with a public offering that we terminated in March 2005. There were no similar expenses for the 2006 period as all costs that we incurred in connection with our initial public offering that we completed in April 2006 were recorded as prepaid expenses pending the completion of the offering and were offset against the proceeds from the offering upon completion.

Cost of Product Sales

Cost of product sales increased by $168,000 to $191,000 for the three months ended March 31, 2006, from $23,000 for the comparable three-month period in 2005. All of these costs related to sales of Inversine. The increase in cost of product sales for the 2006 period primarily reflects our receipt in February 2005 of notification that our request for a waiver of product and establishment fees that were assessed by the FDA and paid by us in 2004 had been granted, resulting in lower expenses of $152,000 during the 2005 period. We have petitioned the FDA for a waiver of the product and establishment fees that were assessed by the FDA and paid by us in 2005, and our petition is pending.

The FDA assesses product and establishment fees for marketed products each year for the twelve-month period beginning October 1. Payment is required in advance, but companies can request a waiver after making payment. In assessing waiver requests, the FDA considers whether the company is pursuing innovative drug products or technology and whether the fees would present a significant barrier to the company’s ability to develop, manufacture or market innovative drug products or technology. We have historically requested a waiver of the FDA fees with respect to Inversine. We pay the fees, record our payment as a prepaid item and then recognize the prepaid amount as cost of product sales ratably over the twelve-month period. If the FDA grants our waiver, we receive a refund of the fees, which has historically occurred in the year following the year in which they are paid. If that occurs, we cease recognizing the fees for the remainder of that twelve-month period and make an adjustment to cost of product sales equal to the amount previously recognized.

We plan to petition the FDA for a waiver in future years. In previous years, the award that we received from the National Institute of Standards and Technology through its Advanced Technology Program to fund the development of sophisticated molecular simulation software was significant in supporting our waiver requests. Our funding under the award concludes in the third quarter of 2006, and there is no assurance that our pending or future fee waiver requests will be allowed.

Interest and Dividend Income

Interest and dividend income increased by $8,000 to $300,000 for the three months ended March 31, 2006, from $292,000 in the comparable three-month period in 2005. The increase was attributable to substantially higher short-term interest rates that offset the lower levels of cash and short-term investments throughout the 2006 period. We anticipate that interest and dividend income will increase for at least the next several quarters following completion of our initial public offering in April 2006 in which we received net proceeds of approximately $40.7 million.

Interest Expense

Interest expense decreased by $50,000 to $24,000 for the three months ended March 31, 2006, from $74,000 for the comparable three-month period in 2005. The decrease was attributable to reduced indebtedness in the 2006 period, as compared to the 2005 period, resulting from our payment in August 2005 of the outstanding balance on a $1.3 million convertible promissory note to The

Stanley Medical Research Institute and a lower principal balance under a credit facility used to finance capital equipment purchases, primarily laboratory equipment. We had issued the convertible promissory note to The Stanley Medical Research Institute in December 2004 in connection with a development agreement relating to the development of one of our compounds for the treatment of the cognitive deficits in schizophrenia. We terminated the development agreement in December 2005 in anticipation of our collaboration agreement with AstraZeneca.

Accretion of Dividends on Preferred Stock

Accretion of dividends on our convertible preferred stock was $2.8 million for both the three months ended March 31, 2006 and 2005. Upon completion of our initial public offering in April 2006, all of our outstanding shares of convertible preferred stock converted into shares of common stock and there was no further accretion of dividends to be recorded.

Liquidity and Capital Resources

    Sources of Liquidity

Since we became an independent company in 2000, we have financed our operations and internal growth primarily through private placements of convertible preferred stock. We have derived aggregate net proceeds of $121.8 million from these private placements. We have received additional funding from upfront license fees and payments for research and development services under collaboration agreements, equipment and building lease incentive financing, government grants and interest income. We have received $9.9 million under collaboration agreements that were terminated or under which we had ceased conducting research as of the end of 2004. We began generating revenues from product sales of Inversine in December 2002. To date, the net contribution from Inversine sales has not been a significant source of cash and we do not expect it to be a significant source in the future.

In December 2005, we entered into a collaboration agreement with AstraZeneca relating to TC-1734. In January 2006, the agreement became effective and we began conducting research for which we are eligible to receive research fees. AstraZeneca paid us an initial fee of $10.0 million in February 2006. AstraZeneca has agreed to make an additional payment to us of $20.0 million if it decides to conduct a Phase II clinical trial of TC-1734 following its completion of additional safety and product characterization studies conducted at its expense to generate further data with respect to TC-1734. We expect AstraZeneca to complete these safety and product characterization studies within approximately 10 to 13 months from March 31, 2006.

If AstraZeneca terminates our agreement upon completion of any or all of the additional safety and product characterization studies, we would be required to reimburse AstraZeneca for the amount of all research fees that it paid to us under the a4ß2 research collaboration that we and AstraZeneca are conducting under the agreement while AstraZeneca conducted the studies. In addition, we would be required to pay AstraZeneca an additional $5.0 million as compensation for assigning to us the data and any intellectual property generated in the studies.

In December 2004, we received loan proceeds of $1.3 million from The Stanley Medical Research Institute in connection with a development agreement relating to the development of one of our compounds for the treatment of the cognitive deficits in schizophrenia. In August 2005, we repaid the loan in full in anticipation of entering into our strategic collaboration agreement with AstraZeneca. We and The Stanley Medical Research Institute terminated the development agreement in December 2005 in anticipation of our collaboration agreement with AstraZeneca.

Our cash, cash equivalents and short-term investments were $27.2 million as of March 31, 2006. Subsequently, in April 2006, we completed an initial public offering of our common stock, consisting of 5.0 million shares of our common stock at a price of $9.00 per share. After deducting underwriting discounts and commissions and other estimated offering expenses, our net proceeds from the offering were approximately $40.7 million, which we have deposited in a highly rated financial institution in the United States.

    Cash Flows

Net cash provided by operating activities was $2.8 million for the three months ended March 31, 2006, as compared to net cash used in operating activities of $7.0 million for the comparable three-month period in 2005. The difference between the two periods was primarily due to our receipt in February 2006 of the initial fee of $10.0 million from AstraZeneca following effectiveness of our collaboration agreement in January 2006.

Net cash used in investing activities was $191,000 for the three months ended March 31, 2006, as compared to $119,000 for the comparable three-month period in 2005. The increase in the 2006 period was primarily due to a greater level of equipment purchases to support our activities under our a4ß2 research collaboration with AstraZeneca.

Net cash used in financing activities was $268,000 for the three months ended March 31, 2006, as compared to $228,000 for the comparable three-month period in 2005. The increase in the 2006 period was primarily due to higher principal repayments on a credit facility used to finance capital equipment purchases, primarily laboratory equipment, in accordance with the applicable repayment schedules.

In May 2002, we borrowed $2.5 million from R.J. Reynolds Tobacco Holdings, Inc. to finance equipment and other fixed assets that we had previously purchased. This borrowing bore a fixed interest rate of 6.6%, was payable in 48 equal monthly installments and matured and was paid and satisfied in full in May 2006. In January 2004, we amended the terms of our loan facility to permit us to borrow up to an additional $2.0 million in 2004 in up to three separate borrowings. We borrowed $1.0 million in April 2004 and $973,000 in December 2004 under the amended loan facility to finance equipment. The April 2004 borrowing bears a fixed interest rate of 5.87%, is payable in 48 equal monthly installments and matures in April 2008. The December 2004 borrowing bears a fixed interest rate of 6.89%, is payable in 48 monthly installments and matures in January 2009. All borrowings under the loan facility are secured by specified tangible fixed assets determined sufficient by the lender at the time of disbursement. As of March 31, 2006, the outstanding principal balance under the loan facility was $1.4 million. We are currently in discussions with RJR regarding a potential amendment to the terms of the loan facility to provide up to $2.0 million in new borrowing capacity to finance equipment.

On December 6, 2004, we sold 27,272,728 shares of convertible preferred stock to 11 of our existing stockholders for net proceeds of $32.9 million. On May 13, 2005, we sold an additional 496,132 shares of convertible preferred stock to another of our existing stockholders for net proceeds of $612,000. On December 15, 2004, we entered into a development agreement with The Stanley Medical Research Institute, a nonprofit organization that supports the research and development of treatments for schizophrenia. In connection with this agreement, we issued a $1.3 million convertible promissory note to The Stanley Medical Research Institute. In August 2005, we repaid the promissory note in full. We and The Stanley Medical Research Institute terminated the development agreement in December 2005 in anticipation of our collaboration agreement with AstraZeneca.

    Funding Requirements

We have incurred significant losses since our inception. As of March 31, 2006, we had an accumulated deficit of $183.0 million. We expect to continue to incur substantial operating losses for the foreseeable future. Our future capital requirements are difficult to forecast and will depend on many factors, including:

•	the scope, progress, results and cost of preclinical development and laboratory testing and clinical trials;

•	the timing, receipt and amount of milestone and other payments from AstraZeneca and potential future collaborators;

•	the costs, timing and outcome of regulatory review;

•	the number and characteristics of product candidates that we pursue;

•	the costs of preparing, filing and prosecuting patent applications and maintaining, enforcing and defending intellectual property-related claims;

•	the costs of establishing sales and marketing functions and of establishing arrangements for manufacturing;

•	the rate of technological advancements for the indications that we target;

•	our ability to establish strategic collaborations and licensing or other arrangements on terms favorable to us;

•	the costs to satisfy our obligations under existing and potential future collaborations;

•	the timing, receipt and amount of sales or royalties, if any, from our potential products; and

•	the extent and scope of our general and administrative expenses.

We anticipate that implementing our strategy will require substantial increases in our capital requirements as we expand our clinical trial activity, as our product candidates advance through the development cycle, and as we invest in additional product opportunities and research programs and expand our infrastructure. In particular, we anticipate that we will purchase additional equipment over the next several quarters to support our activities under our a4ß2 research collaboration with

AstraZeneca. Because we have licensed TC-1734 to AstraZeneca and AstraZeneca will assume substantially all development costs for TC-1734, we expect generally to focus our future research and development efforts on our other clinical stage product candidates and preclinical programs. We do not expect our existing capital resources to be sufficient to enable us to fund the completion of the development of any of our other product candidates. We expect that our existing capital resources will be sufficient to fund our operations through mid-2008. However, our operating plan may change as a result of many factors, including those described above. In particular, our operating plan may change if AstraZeneca decides not to proceed with the further development of TC-1734 following its completion of any or all of the safety and product characterization studies that it conducts and terminates our agreement. In that event, we would be required to reimburse AstraZeneca for the amount of all research fees that it paid to us under the a4ß2 research collaboration while it conducted the studies. We would also be required to pay to AstraZeneca an additional $5.0 million as compensation for assigning to us the data and any intellectual property generated in the studies, but we would not be required to refund the $10.0 million initial fee that AstraZeneca paid us. We may need additional funds sooner than planned to meet operational needs and capital requirements for product development.

We do not expect to generate sufficient cash from our operations to sustain our business for the foreseeable future. We expect our continuing operating losses to result in increases in our cash required to fund operations over the next several quarters and years. To the extent our capital resources are insufficient to meet future capital requirements, we will need to finance future cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. Additional equity or debt financing, or corporate collaboration and licensing arrangements, may not be available on acceptable terms, if at all. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate our research and development programs, reduce our planned commercialization efforts, or obtain funds through arrangements with collaborators or others that may require us to relinquish rights to certain drug candidates that we might otherwise seek to develop or commercialize independently. Additionally, any future equity funding may dilute the ownership of our equity investors.

We cannot estimate the completion dates and costs of our current internal research and development programs due to inherent uncertainties in outcomes of clinical trials and regulatory approvals of our product candidates. We cannot be certain that we will be able to successfully complete our research and development projects or successfully find collaboration or distribution partners for our product candidates. Our failure to complete our research and development projects could have a material adverse effect on our financial position or results of operations.

To date, inflation has not had a material effect on our business.

Recent Accounting Pronouncements

In November 2005, the Financial Accounting Standards Board issued FASB Staff Position No. 115-1, The Meaning of Other-than-Temporary Impairment and Its Application to Certain Investments, or FSP 115-1. FSP 115-1 addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary and the measurement of an impairment loss. FSP 115-1, which is effective for reporting periods beginning after December 15, 2005, also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. We do not expect FSP 115-1 to have any material impact on our financial position, results of operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The primary objective of our investment activities is to preserve our capital to fund operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of cash equivalents and short-term investments in a variety of securities of high credit quality. As of March 31, 2006, we had cash and cash equivalents of $27.2 million consisting of cash deposits in a highly rated financial institution in the United States. A portion of our investments may be subject to interest rate risk and could fall in value if market interest rates increase. However, because our investments are short term in duration, we believe that our exposure to interest rate risk is not significant and estimate that an immediate and uniform 10% increase in market interest rates from levels as of March 31, 2006 would not have a material impact on the total fair value of our portfolio. We actively monitor changes in interest rates.

We contract for the conduct of some of our clinical trials and other research and development and manufacturing activities with contract research organizations, investigational sites and manufacturers in Europe and India. We may be subject to exposure to fluctuations in foreign exchange rates in connection with these agreements. If the average Euro/U.S. dollar exchange rate, or the average Indian Rupee/U.S. dollar exchange rate were to strengthen or weaken by 10% against the respective exchange rates as of March 31, 2006, we estimate that the impact on our financial position, results of operations and cash flows would not be material. We do not hedge our foreign currency exposures.

We have not used derivative financial instruments for speculation or trading purposes.

Item 4. Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures in accordance with Rule 13a-15 under the Exchange Act as of March 31, 2006. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2006, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (a) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure and (b) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors.

Risks Related to Our Financial Results and Need for Additional Financing

We have incurred losses since our inception and anticipate that we will continue to incur substantial losses for the foreseeable future. We may never achieve or sustain profitability.

We were incorporated in 1997 and operated as a wholly owned subsidiary of R.J. Reynolds Tobacco Company until August 2000. We have a limited operating history and have incurred substantial net losses since our inception. As of March 31, 2006, we had an accumulated deficit of $183.0 million. Our net loss was $5.2 million for the three months ended March 31, 2006 and $29.0 million for the year ended December 31, 2005. Our losses have resulted principally from costs incurred in connection with our research and development activities, including clinical trials, and from general and administrative expenses associated with our operations. We expect to continue to incur substantial losses for the foreseeable future. We expect our research and development expenses to increase substantially over the next several years as we expand our clinical trial activity and as our product candidates advance through the development cycle. We also expect our general and administrative expenses to increase substantially as we expand our infrastructure. As a result, we will need to generate significant revenues to pay these expenses and achieve profitability.

Inversine is our only current source of product revenue. We acquired the rights to Inversine in August 2002. Sales of Inversine generated revenues of only $177,000 for the three months ended March 31, 2006 and $681,000 for the year ended December 31, 2005. Inversine is approved in the United States for the management of moderately severe to severe essential hypertension, a high blood pressure disorder. However, we believe that the substantial majority of Inversine sales are derived from prescriptions written by a very limited number of physicians for the treatment of neuropsychiatric disorders, such as Tourette’s syndrome, autism and bipolar disorder, in children and adolescents. If any of these physicians were to change their prescribing habits, Inversine sales would suffer. We do not expect that sales of Inversine will increase substantially in the future.

If we are unable to develop and commercialize any of our product candidates, if development is delayed or if sales revenue from any product candidate that receives marketing approval is insufficient, we may never become profitable. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

We will require substantial additional financing and our failure to obtain additional funding when needed could force us to delay, reduce or eliminate our product development programs or commercialization efforts.

We will require substantial future capital in order to continue to conduct the research and development and clinical and regulatory activities necessary to bring our product candidates to market and to establish marketing and sales capabilities. Our future capital requirements will depend on many factors, including:

•	the scope, progress, results and cost of preclinical development and laboratory testing and clinical trials;

•	the costs, timing and outcomes of regulatory reviews;

•	the number and characteristics of product candidates that we pursue;

•	the costs of preparing, filing and prosecuting patent applications and maintaining, enforcing and defending intellectual property-related claims;

•	the costs of establishing sales and marketing functions and of establishing arrangements for manufacturing;

•	the rate of technological advancements for the indications that we target;

•	our ability to establish strategic collaborations and licensing or other arrangements on terms favorable to us;

•	the costs to satisfy our obligations under existing and potential future collaborations;

•	the timing, receipt and amount of milestone and other payments from AstraZeneca and potential future collaborators;

•	the timing, receipt and amount of sales or royalties, if any, from our potential products; and

•	the extent and scope of our general and administrative expenses.

In addition, we may seek additional capital due to market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of our stockholders will be diluted and the terms may include liquidation or other preferences that adversely affect the rights of our stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaboration and licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies or product candidates or grant licenses on terms that are not favorable to us.

Our current operating plan provides for us to continue, either alone or with a collaborator, to advance our product candidates through the development process. It is also our objective to continue to invest in our preclinical programs and to file at least one investigational new drug application, or IND, or foreign equivalent each year. Our net cash used in operating activities for 2005 was $26.2 million, or approximately $2.2 million per month. Our net cash provided by operating activities for the three months ended March 31, 2006 was $2.8 million, which includes the $10 million initial fee that we received from AstraZeneca in February 2006. If the initial fee paid by AstraZeneca were excluded, our net cash used in operating activities would have been $7.2 million, or approximately $2.4 million per month. We are including net cash used in operating activities for the three months ended March 31, 2006 exclusive of the initial fee paid by AstraZeneca, a non-GAAP financial measure, because we believe that including only net cash used in operating activities would not be a true reflection of our monthly operating cash flows.

We do not expect our existing capital resources to be sufficient to enable us to fund the completion of the development of any of our product candidates. We expect that our existing capital resources will enable us to maintain currently planned operations through mid-2008. However, our operating plan may change as a result of many factors, including those described above, and we may need additional funds sooner than planned to meet operational needs and capital requirements for product development and commercialization.

We currently have no credit facility or committed sources of capital other than from AstraZeneca for research and development expenses under our collaboration agreement, which we could be required to refund. Additional funds may not be available when we need them on terms that are acceptable to us, or at all. If adequate funds are not available on a timely basis, we may:

•	terminate or delay clinical trials for one or more of our product candidates;

•	delay our establishment of sales and marketing capabilities or other activities that may be necessary to commercialize our product candidates; or

•	curtail significant drug development programs that are designed to identify new product candidates.

If AstraZeneca does not proceed with a Phase II clinical trial of TC-1734 and terminates our collaboration agreement, we may need additional capital sooner than planned.

Our collaboration agreement with AstraZeneca provides for AstraZeneca to conduct additional safety and product characterization studies of TC-1734 before deciding whether to proceed with planned Phase II clinical trials to evaluate the efficacy of TC-1734 in mild to moderate Alzheimer’s disease and cognitive deficits in schizophrenia. Upon completion of any or all of the safety and product characterization studies, AstraZeneca has the right to terminate our agreement. In that event, we would be required to reimburse AstraZeneca for the amount of all research fees that it paid to us under the a4ß2 research collaboration that we and AstraZeneca are conducting under the agreement while AstraZeneca conducted the studies. We would also be required to pay AstraZeneca $5 million as compensation for assigning to us the data and any intellectual property generated in the studies, but we would not be required to refund the $10 million initial fee that AstraZeneca paid us. If AstraZeneca terminates our agreement, we may need additional capital sooner than planned.

AstraZeneca’s safety and product characterization studies consist of:

•	in vitro studies to assess whether TC-1734, when administered at a therapeutically relevant dose, activates a particular protein that can activate an enzyme known as CYP1A1 that is considered by some scientists to increase susceptibility to cancer;

•	a clinical trial to characterize the cardiovascular effects of various doses of TC-1734 in persons who break down and eliminate, or metabolize, TC-1734 at varying rates;

•	a single-dose study in dogs to further assess TC-1734’s cardiovascular effects; and

•	small clinical trials to evaluate the interaction and combined effects of TC-1734 with paroxetine, a known inhibitor of a key enzyme involved in TC-1734’s primary metabolic pathway, and with multiple commonly prescribed treatments for schizophrenia.

In a study in rats conducted by a former collaborator of ours, TC-1734 was found to activate the enzyme CYP1A1, but at a dose substantially higher than the doses at which we and AstraZeneca plan to pursue development of TC-1734 for Alzheimer’s disease and cognitive deficits in schizophrenia. If AstraZeneca determines that TC-1734 also activates CYP1A1 in humans at a therapeutically relevant dose, AstraZeneca may terminate our agreement.

In addition, the study design for the single-dose cardiovascular study of TC-1734 in dogs that we expect AstraZeneca to conduct is substantially similar to a study previously conducted by a former collaborator of ours as part of the preclinical evaluation of TC-1734 in which cardiovascular effects were observed. However, we believe that the cardiovascular effects observed in the prior study were not related to TC-1734, but resulted from the presence of a substance that was used to facilitate the administration and delivery of TC-1734 and that is now known to cause cardiovascular effects in dogs. We do not expect that AstraZeneca will use that substance in its study. We did not observe cardiovascular effects in subsequent studies that we conducted in dogs in which we administered TC-1734 over 90 days and 180 days. If the results of the single-dose study in dogs that we expect AstraZeneca to conduct are not favorable, AstraZeneca may terminate our agreement.

Risks Related to the Development and Regulatory Approval of Our Product Candidates

Our success depends substantially on our most advanced product candidates, which are still under development. If we are unable to bring any or all of these product candidates to market, or experience significant delays in doing so, our ability to generate product revenue and our likelihood of success will be harmed.

We and AstraZeneca have agreed to develop TC-1734 for Alzheimer’s disease and cognitive deficits in schizophrenia. However, TC-1734 has not yet been evaluated in any clinical trial in patients suffering from Alzheimer’s disease or cognitive deficits in schizophrenia. In March 2006, we independently completed a Phase II clinical trial of TC-1734 in AAMI that was designed to further assess the effects of TC-1734 on cognition in a cognitively impaired older adult population. The clinical data from this trial have only recently become available. New information may arise from our continuing analysis of the data that may be less favorable than currently anticipated. Our ability to generate product revenue in the future will depend heavily on the successful development and commercialization of TC-1734.

Inversine is our only approved product and generates limited revenues. We are currently conducting a Phase II clinical trial of mecamylamine hydrochloride, the active ingredient in Inversine, as an add-on therapy for depression.

Mecamylamine hydrochloride is our only product candidate in an ongoing Phase II clinical trial. We have completed a Phase I single rising dose clinical trial for TC-2696, our product candidate for the treatment of pain, and are currently conducting a Phase I multiple rising dose clinical trial for TC-2696. In a single rising dose clinical trial, each subject in a dose group receives a dosage of the drug being evaluated only one time, with subjects in each subsequent dose group receiving a pre-determined higher dosage than subjects in the preceding dose group. In a multiple rising dose clinical trial, each subject in a dose group receives a dosage of the drug being evaluated multiple times, with subjects in each subsequent dose group receiving a pre-determined higher dosage than subjects in the preceding dose group. Our other product candidates are in various stages of preclinical development.

Any of our product candidates could be unsuccessful if it:

•	does not demonstrate acceptable safety and efficacy in preclinical studies or clinical trials or otherwise does not meet applicable regulatory standards for approval;

•	does not offer therapeutic or other improvements over existing or future drugs used to treat the same conditions;

•	is not capable of being produced in commercial quantities at acceptable costs; or

•	is not accepted in the medical community and by third-party payors.

We do not expect any of our current product candidates to be commercially available for at least the next several years, if at all. If we are unable to make our product candidates commercially available, we will not generate substantial product revenues and we will not be successful.

If safety studies conducted by AstraZeneca demonstrate that TC-1734 is not safe for individuals that metabolize the drug slowly or when the primary means by which the body metabolizes TC-1734 is blocked, AstraZeneca could cease development of TC-1734 and terminate its agreement with us. Poor results from these safety studies or termination of our agreement with AstraZeneca would make it more difficult for us to advance development and obtain the regulatory approvals required to market and sell TC-1734.

Metabolism of a drug refers to a process in which a drug is broken down and then eliminated from the body. The means by which the body metabolizes a drug is referred to as the metabolic pathway. Due to genetic differences, individuals can metabolize drugs through the same metabolic pathway at different rates. For any particular metabolic pathway, an individual can be a poor, intermediate or extensive metabolizer. Drugs that are metabolized through a particular metabolic pathway may remain in the body at higher concentrations and for longer periods of time in people who are poor metabolizers than in people who are intermediate or extensive metabolizers through that metabolic pathway. As a result, a drug that is determined to be safe when metabolized efficiently by an extensive metabolizer may not be safe or may not be as safe when metabolized inefficiently by a poor metabolizer.

As discussed in greater detail above under “—Risks Related to Our Financial Results and Need for Additional Financing,” our agreement with AstraZeneca provides for AstraZeneca to conduct additional safety and product characterization studies of TC-1734 before deciding whether to proceed with further development of TC-1734. In particular, our agreement with AstraZeneca provides that AstraZeneca will assess the safety of TC-1734 in both extensive metabolizers and poor metabolizers, as well as in combination with another drug that may block TC-1734’s primary metabolic pathway. We expect AstraZeneca to conduct a clinical trial to characterize the cardiovascular effects of TC-1734 at doses of up to 200mg in both extensive metabolizers and poor metabolizers. The highest dose at which we have assessed the safety of TC-1734 in persons over the age of 65 is 150mg, in the first Phase II clinical trial in AAMI that we conducted. In that trial, three out of eight subjects treated with 150mg of TC-1734 while fasting experienced side effects such as headache, lightheadedness, dizziness and vomiting and dropped out of the trial. However, in a Phase I single rising dose clinical trial of TC-1734 that we conducted, TC-1734 was well tolerated at a dose of up to 320mg in young adults. We also expect AstraZeneca to conduct a small clinical trial to characterize the cardiovascular effects of TC-1734 when administered in combination with paroxetine, a known inhibitor of a key enzyme involved in TC-1734’s primary metabolic pathway.

If the safety studies conducted by AstraZeneca demonstrate that TC-1734 is not safe in poor metabolizers or is not safe when the primary metabolic pathway for TC-1734 is blocked, AstraZeneca could decide not to conduct a Phase II clinical trial of TC-1734 and terminate its agreement with us. If AstraZeneca terminates our agreement, it would delay our development of TC-1734. In addition, poor results from these studies would make it more likely that we would not receive the regulatory approvals required to market and sell TC-1734. Even if we were to receive the required regulatory approvals, the regulatory authorities could limit the patient population for which TC-1734 is approved to those who are extensive or intermediate metabolizers through TC-1734’s primary metabolic pathway. If regulatory authorities limit the patient population for which TC-1734 is approved in this manner, it would have an adverse effect on TC-1734’s commercial potential.

If the combination of TC-1734 administered together with other drugs that are commonly prescribed for schizophrenia is not considered to be safe, the commercial potential of TC-1734 would be adversely affected.

A drug that is generally safe when taken alone may not be safe or may not be as safe when taken together with other drugs. We expect AstraZeneca to conduct a small clinical trial of TC-1734 administered together with multiple commonly prescribed treatments for schizophrenia in healthy volunteers to evaluate the interaction of the drugs and the combined effects on metabolism and safety. If the interaction of TC-1734 and any or all of the commonly prescribed treatments for schizophrenia adversely affects the metabolism of TC-1734 such that TC-1734 and any of those treatments are determined to be unsafe together, it could limit TC-1734’s commercial potential as a treatment for cognitive deficits in schizophrenia. Moreover, AstraZeneca could decide not to advance TC-1734 as a treatment for cognitive deficits in schizophrenia, which would limit TC-1734’s overall commercial potential. Furthermore, if the interaction of TC-1734 with any of these commonly prescribed treatments adversely affects the metabolism of TC-1734, AstraZeneca could decide not to conduct any Phase II clinical trials of TC-1734 and terminate its agreement with us. If AstraZeneca terminates our agreement, it would delay our development of TC-1734.

If we do not obtain the regulatory approvals required to market and sell our product candidates, our ability to generate product revenue will be materially impaired and our business will not be successful.

The preclinical laboratory testing, development, manufacturing and clinical trials of product candidates that we develop, whether independently or in collaboration with a third party, as well as their distribution, sale and marketing, are regulated by the FDA and other federal, state and local governmental authorities in the United States and by similar agencies in other countries. We must receive regulatory approval of each product candidate before we can market and sell it. We have only limited experience in pursuing regulatory approvals. Securing FDA approval requires the submission of extensive preclinical and clinical data and information about the chemistry and manufacture of, and control procedures for, each potential product. In addition, the supporting information submitted to the FDA must establish the safety and efficacy of the product candidate for each indicated use. The marketing approval process takes many years, requires the expenditure of substantial resources, is subject to delays and can vary substantially based upon the type, complexity and novelty of the product candidates involved. In addition to the time and expense involved, the process is uncertain and we may never receive the required regulatory approvals. In addition, the FDA, the U.S. Congress and foreign regulatory authorities may from time to time change approval policies or adopt new laws or regulations, either of which could prevent or delay our receipt of required approvals. Even if we receive regulatory approval to market a particular product candidate, the approval will be subject to limitations on the indicated uses for which it may be marketed and may not permit labeling claims that are necessary or desirable for its promotion.

According to the FDA, a Phase I clinical trial program typically takes several months to complete, a Phase II clinical trial program typically takes several months to two years to complete and a Phase III clinical trial program typically takes one to four years to complete. Industry sources report that the preparation and submission of a new drug application, or NDA, which is required for regulatory approval in the United States, generally takes six months to one year to complete after completion of a pivotal clinical trial. Industry sources also report that approximately 10% to 15% of all NDAs accepted for filing by the FDA are rejected and that FDA approval, if granted, usually takes approximately one year after submission, although it may take longer if additional information is required by the FDA. In addition, the Pharmaceutical Research and Manufacturers of America reports that only one out of five product candidates that enter clinical trials will ultimately be approved by the FDA for commercial sale.

The FDA may delay, limit or deny approval of any of our product candidates for many reasons. For example:

•	clinical trial results may indicate that the product candidate is not safe or effective;

•	the FDA may interpret our clinical trial results to indicate that the product candidate is not safe or effective, even if we interpret the results differently; or

•	the FDA may deem the processes and facilities that we, our collaborative partners or our third-party manufacturers propose to use in connection with the manufacture of the product candidate to be unacceptable.

In particular, because drugs that target NNRs are a new class of drugs, the FDA and other applicable regulatory authorities may require more preclinical or clinical data for our product candidates or more time to evaluate that data than we currently anticipate. If we obtain the requisite regulatory approval for a particular product candidate, the approval may not extend to all indications for which we have sought approval, which could limit the use of the product and adversely impact our potential revenues.

Even if the FDA approves a product candidate for marketing and sale in the United States, applicable regulatory authorities in other countries may not approve the product candidate or may subject their approval to conditions such as additional product testing or otherwise cause delays. The regulatory approval process varies among countries, but generally includes all of the risks associated with obtaining FDA approval. In addition, many countries require a separate review process prior to marketing to determine whether their respective national health insurance schemes will pay for newly approved products, as well as the price that may be charged for a product. This process will cause delays in the marketing of any of our product candidates that receives marketing approval and could adversely impact our revenues and results of operations.

If clinical trials for our product candidates are not successful, we will not obtain the regulatory approvals required to market and sell them.

To obtain the requisite regulatory approvals to market and sell any of our product candidates, we must demonstrate, through extensive preclinical studies and clinical trials, that the product candidate is safe and effective in humans. The number of clinical trials required to obtain approval varies depending on the particular product candidate, the disease or condition for which it is in development and the regulations applicable to it. Preclinical studies and clinical trials are lengthy and expensive, difficult to design and implement and subject to a historically high rate of failure. The development of each of our product candidates involves significant risks at each stage of testing. A failure of one or more of our clinical trials could occur at any stage of testing. In 2004, we completed Phase II clinical trials for product candidates that we had been developing for attention deficit hyperactivity disorder and ulcerative colitis. Because we determined that these product candidates failed to meet defined endpoints of the Phase II clinical trials, we discontinued the development of these product candidates for these indications. If we experience similar difficulties or failures in our ongoing or future clinical trials, or if we are not able to design our clinical trials with clear criteria to determine the efficacy of our product candidates, our product candidates may never be approved for sale or become commercially available.

We may not be able to obtain authority or approval from the FDA, other applicable regulatory authorities or the institutional review boards at our intended investigational sites to commence or complete our clinical trials. Before a clinical trial may commence in the United States, we must submit an IND containing preclinical studies, chemistry, manufacturing, control and other information and a study protocol to the FDA. If the FDA does not object within 30 days after submission of the IND, then the trial may commence. If commenced, we, the FDA, other applicable regulatory authorities or institutional review boards may delay, suspend or terminate clinical trials of a product candidate at any time if, among other reasons, we or they believe the subjects or patients participating in the clinical trials are being exposed to unacceptable health risks or for other reasons.

If we do not prove in clinical trials that our product candidates are safe and effective, we will not obtain marketing approvals from the FDA and other applicable regulatory authorities. In particular, one or more of our product candidates may not exhibit the expected medical benefits in humans, may cause harmful side effects or may have other unexpected characteristics that preclude regulatory approval for any or all indications of use or limit commercial use if approved. For example, in the 100mg dose group of our Phase I multiple rising dose trial of TC-2696, our product candidate for pain, we suspended further dosing after two of three volunteers discontinued participation in the trial due to dizziness, nausea and, in one case, vomiting. Both of these volunteers had received a single dose of TC-2696 prior to discontinuing participation in the trial. We did not see comparable effects at 100mg in our completed single rising dose trial of TC-2696. Based on in vitro metabolism studies of TC-2696 that we subsequently conducted, we currently believe that the different effects of 100mg in our single rising dose trial and our multiple rising dose trial may be due to genetic differences in the primary metabolic pathway of TC-2696. We have not yet determined definitively the dose range in which positive medical effects, if any, are achieved with TC-2696. If following further evaluation we determine that the different effects observed are in fact due to the primary metabolic pathway of TC-2696, that TC-2696 is not safe in poor metabolizers or is not safe when the primary metabolic pathway for TC-2696 is blocked and that 100mg of TC-2696 is within the dose range in which positive medical effects are achieved with TC-2696, we may not receive the regulatory approvals required to market and sell TC-2696. Even if we do receive the required regulatory approvals, the regulatory authorities may limit the patient population for which TC-2696 is approved to those who are extensive or intermediate metabolizers through TC-2696’s primary metabolic pathway.

We engaged an independent statistician to conduct an interim analysis and to make a recommendation as to whether it would be advisable to increase the number of patients in our ongoing Phase II clinical trial of mecamylamine hydrochloride as an add-on therapy for depression. The independent statistician reviewed available data from the first 105 patients who completed the trial. In March 2006, the independent statistician recommended that we increase the number of patients by 607 patients per dose group based on his interim analysis of data relating to the primary efficacy endpoint of the trial. This recommendation is consistent with a prior recommendation from the same independent statistician based on available data from the first 50 patients who had completed the trial. We do not expect to implement the independent statistician’s recommendation and plan to complete the trial as designed. We believe that the independent statistician’s recommendation suggests that, when data from all subjects who complete the trial become available, the result on the primary efficacy endpoint for the trial may not be statistically significant. If the primary efficacy endpoint for the trial is not statistically significant, we may choose not to conduct any further development of mecamylamine hydrochloride or TC-5214 for depression. If we do conduct further development of mecamylamine hydrochloride or TC-5214 for depression, the results of future clinical trials may not provide sufficient evidence that either product candidate is effective in treating depression. If we are unable to demonstrate in clinical trials that mecamylamine hydrochloride or TC-5214 is effective in treating depression, we will not receive the regulatory approvals required to market and sell either product candidate for depression.

We and AstraZeneca have agreed to develop TC-1734 as a treatment for Alzheimer’s disease and for cognitive deficits in schizophrenia. We and AstraZeneca may also in the future pursue the development of TC-1734 as a treatment for AAMI. AAMI is a condition that is characterized by gradual memory loss or other cognitive impairment that generally occurs with normal aging. Because AAMI accompanies normal aging, is not a disease state and does not prevent a person from functioning on a daily basis, the FDA or foreign regulatory authorities may require that we establish that TC-1734 meets a higher threshold of safety than the FDA or foreign regulatory authorities would require for diseases and more severe disorders. If we or AstraZeneca is unable to demonstrate that TC-1734 meets this higher safety threshold, the FDA or foreign regulatory authorities may not grant approval to market TC-1734 for the treatment of AAMI.

Our research and preclinical programs and product candidates target diseases or disorders that are not well understood. For example, there is only limited scientific understanding of the causes of Alzheimer’s disease, AAMI, schizophrenia, including cognitive deficits in schizophrenia, and depression and anxiety. In addition, there are no approved drugs that target NNRs to treat these diseases, and there is only limited scientific understanding of the relationships between these diseases and the neurological pathways targeted by our product candidates and research and preclinical programs. These uncertainties increase the risk that one or more of our clinical trials will not be successful.

If positive results of our completed clinical trials of TC-1734 in AAMI and MCI are not replicated in future clinical trials in Alzheimer’s disease, cognitive deficits in schizophrenia or other indications, we and AstraZeneca will not obtain the regulatory approvals required to market and sell TC-1734.

Positive findings in preclinical studies of a product candidate may not be predictive of similar results in clinical trials in humans. In addition, positive results in early clinical trials of a product candidate may not be replicated in later clinical trials. In particular, we completed a Phase II clinical trial of TC-1734 in AAMI in March 2006. We previously completed two other Phase II clinical trials of TC-1734, one in AAMI and one in mild cognitive impairment, commonly referred to as MCI. In those trials, TC-1734 demonstrated positive effects on cognition. However, our findings in those trials on cognition may not be replicated in future clinical trials of TC-1734 in Alzheimer’s disease, cognitive deficits in schizophrenia or other indications that involve a large number of subjects and a long duration of dosing. In addition, although TC-1734 demonstrated positive effects on cognition at some dose levels with respect to some measures of cognition tested in the first Phase II clinical trial in AAMI that we conducted, TC-1734 did not demonstrate positive effects as to all measures at all dose levels and placebo showed superior effects to TC-1734 as to some measures at some dose levels in that trial.

Like most drugs, the active component of TC-1734 must be combined with an inactive component to form a powder, known as a salt, that is suitable for commercialization as a pharmaceutical product. We anticipate that we or AstraZeneca may use a different salt form of TC-1734 in the planned Phase II trials in mild to moderate Alzheimer’s disease and cognitive deficits in schizophrenia and in future clinical trials of TC-1734 than we used in our completed trials. The results of our completed clinical trials of TC-1734 in the initial salt form may not be replicated in any future clinical trials of TC-1734 in a different salt form.

In our completed clinical trials of TC-1734 in AAMI and MCI, we used a battery of tests developed by CDR Ltd. to assess each subject’s cognitive function. However, if we or AstraZeneca use an additional or a different test battery for any future AAMI or MCI trials, there would be a greater risk that the results of our completed Phase I and Phase II clinical trials of TC-1734 will not be replicated in those future clinical trials and that the future trials will not provide a sufficient basis for further development or regulatory approval.

If we and AstraZeneca do not have success in clinical trials of TC-1734 for Alzheimer’s disease or cognitive deficits in schizophrenia, we and AstraZeneca will not obtain the regulatory approvals required to market TC-1734 for Alzheimer’s disease or cognitive deficits in schizophrenia notwithstanding positive results in clinical trials of TC-1734 in other indications.

We and AstraZeneca have agreed to develop TC-1734 for Alzheimer’s disease and cognitive deficits in schizophrenia. We and AstraZeneca may in the future also seek to develop TC-1734 for other conditions marked by various degrees of cognitive impairment, such as ADHD, AAMI or MCI. Successful results in clinical trials of TC-1734 in a condition marked by one degree of cognitive impairment may not be predictive of successful results in clinical trials of TC-1734 in a condition marked by more severe cognitive impairment or in cognitive impairment resulting from a different condition. Neither we nor AstraZeneca has conducted any clinical trial of TC-1734 in Alzheimer’s disease or cognitive deficits in schizophrenia. The findings in any of our completed Phase II trials of TC-1734 in AAMI or MCI may not be predictive of the effect of TC-1734 in Alzheimer’s disease or cognitive deficits in schizophrenia.

The CDR test battery that we have used in our clinical trials of TC-1734 is different from the Alzheimer’s Disease Assessment Scale-cognitive subscale, or ADAS-Cog, the test battery that is most often used to assess the efficacy of drugs for Alzheimer’s disease. ADAS-Cog is designed to measure improvement in persons who are severely impaired and is generally less sensitive than the CDR test battery in measuring improvement in persons who are less impaired. We and AstraZeneca plan to use ADAS-Cog, and not the CDR test battery, as the primary endpoint in our clinical trials of TC-1734 in Alzheimer’s disease. The findings in our completed trials as to the effect of TC-1734 on various aspects of cognition as measured by the CDR test battery may not be predictive of the effect of TC-1734 on cognition as measured by ADAS-Cog. If future clinical trials of TC-1734 in Alzheimer’s disease are not successful, we and AstraZeneca will not obtain the regulatory approvals required to market TC-1734 for Alzheimer’s disease.

If clinical trials for our product candidates are prolonged or delayed, we would be unable to commercialize our product candidates on a timely basis, which would require us to incur additional costs and delay our receipt of any revenues from potential product sales.

We cannot predict whether we will encounter problems with any of our completed, ongoing or planned clinical trials that will cause us or any regulatory authority to delay or suspend those clinical trials or delay the analysis of data derived from them. A number of events, including any of the following, could delay the completion of our ongoing and planned clinical trials and negatively impact our ability to obtain regulatory approval for, and to market and sell, a particular product candidate:

•	conditions imposed on us by the FDA or any foreign regulatory authority regarding the scope or design of our clinical trials;

•	delays in recruiting and enrolling subjects and patients into clinical trials;

•	delays in obtaining, or our inability to obtain, required approvals from institutional review boards or other reviewing entities at clinical sites selected for participation in our clinical trials;

•	insufficient supply or deficient quality of our product candidates or other materials necessary to conduct our clinical trials;

•	lower than anticipated retention rate of subjects and patients in clinical trials;

•	negative or inconclusive results from clinical trials, or results that are inconsistent with earlier results, that necessitate additional clinical study;

•	serious and unexpected drug-related side effects experienced by subjects and patients in clinical trials; or

•	failure of our third-party contractors to comply with regulatory requirements or otherwise meet their contractual obligations to us in a timely manner.

Clinical trials require sufficient patient enrollment, which is a function of many factors, including the size of the patient population, the nature of the trial protocol, the proximity of patients to clinical sites, the availability of effective treatments for the relevant disease and the eligibility criteria for the clinical trial. Delays in patient enrollment can result in increased costs and longer development times. We previously experienced delays in patient enrollment for our Phase II clinical trial of TC-1734 in persons with MCI. In that trial, we limited the eligible patient population to persons whose condition was sufficiently severe to qualify for a diagnosis of MCI, but not severe enough to qualify for a diagnosis of dementia. Similarly, we expect that the eligible patient population for the Phase II clinical trial of TC-1734 for mild to moderate Alzheimer’s disease to be conducted by AstraZeneca will be limited to Alzheimer’s disease patients for whom the disease has not yet progressed to the severe stage. As a result of these inclusion limits, there could be delays in recruitment for this trial similar to those that we experienced in our MCI trial. In addition, this trial would require some of the Alzheimer’s disease patients to be assigned randomly into a dosing group that would receive placebo instead of TC-1734. Those patients would not receive any medication for the duration of the trial. As a result, Alzheimer’s disease patients or their caregivers may be unwilling or unable to give informed consent to participate in the trial, which would result in delays in patient enrollment. The failure to enroll patients in a clinical trial could delay the completion of the clinical trial beyond our current expectations. In addition, the FDA could require us and AstraZeneca to conduct clinical trials with a larger number of subjects than we have projected for any of our product candidates. We and AstraZeneca may not be able to enroll a sufficient number of patients in a timely or cost-effective manner. Furthermore, enrolled patients may drop out of clinical trials, which could impair the validity or statistical significance of those clinical trials.

Prior to commencing clinical trials in the United States, we must submit an IND to the FDA and the IND must become effective. We conducted our completed Phase I clinical trial for our product candidate TC-2696 outside the United States and we are conducting our ongoing Phase I multiple rising dose clinical trial of TC-2696 outside the United States. We have not submitted an IND to enable us to conduct clinical trials of TC-2696 in the United States.

We do not know whether our clinical trials will begin as planned, will need to be restructured or will be completed on schedule, if at all. Delays in our clinical trials will result in increased development costs for our product candidates. In addition, if our clinical trials are delayed, our competitors may be able to bring products to market before we do and the commercial viability of our product candidates could be limited.

If we are unable to successfully develop and manufacture a salt form of TC-2696 acceptable for use as a pharmaceutical product, clinical development may be delayed and we will not be able to commercialize TC-2696.

In our completed Phase I single rising dose trial of TC-2696 and in our ongoing Phase I multiple rising dose trial of TC-2696, we used a particular salt form of TC-2696 that we refer to as the hemigalactarate salt. We do not expect that the hemigalactarate salt form of TC-2696 will ultimately be viable for marketing as a pharmaceutical product because it accumulates moisture. If the results of our ongoing Phase I multiple rising dose clinical trial of TC-2696 are favorable, we plan to conduct additional work to develop a salt form of this product candidate that is acceptable for use as a pharmaceutical product. If we are unable to develop a pharmaceutically acceptable salt form of TC-2696, we may have to terminate or substantially delay development of this product candidate.

If the FDA or foreign regulatory authorities do not consider AAMI or MCI to be a clinical indication appropriate for the approval of a drug, we and AstraZeneca will not receive the regulatory approvals required to market and sell TC-1734 for AAMI or MCI.

We and AstraZeneca have agreed to develop TC-1734 for Alzheimer’s disease and cognitive deficits in schizophrenia. In addition, we and AstraZeneca may in the future pursue development of TC-1734 for other conditions, such as one or both of AAMI and MCI. Neither the FDA nor, to our knowledge, any foreign regulatory authority has approved a drug indicated for use in the treatment of AAMI or MCI. Furthermore, neither AAMI nor MCI is listed in the Diagnostic and Statistical Manual of Mental Disorders, Fourth Edition, or DSM-IV, the manual published by the American Psychiatric Association to establish diagnostic criteria. We do not know if the FDA or any foreign regulatory authority will be willing to recognize AAMI or MCI as a distinct clinical condition, or in the FDA’s terminology, a clinical entity, for which approval of a drug is possible. If neither the FDA nor any foreign regulatory authority recognizes AAMI or MCI as a clinical entity, we and AstraZeneca will not obtain the regulatory approval required to market TC-1734 for AAMI or MCI even if our clinical trials show that TC-1734 is safe and provides a medical benefit for the persons treated.

When the FDA assesses whether a proposed clinical entity justifies labeling, it generally requires that the existence of the clinical entity be broadly accepted by medical experts in the relevant clinical discipline and that the clinical entity can be defined in practice. This means that the clinical entity must be able to be diagnosed using valid and reliable criteria that are widely accepted by those medical experts. The FDA imposes these requirements to assure that both the population for whom a drug is intended and the effects of the drug in that population can be adequately described in labeling for the drug. The FDA has informed us that it believes it is questionable whether AAMI satisfies these criteria. In three letters that we have received from the FDA in connection with the protocol submission for the Phase II trial of TC-1734 for the treatment of AAMI that we completed in March 2006 and subsequent protocol amendment submissions, the FDA informed us that, in its view, because varying methodologies and criteria have historically been used by medical experts to define AAMI, the requisite consensus in the medical community has not been established. The FDA also informed us that it is not clear that our Phase II clinical trial design and efficacy endpoints are appropriate for measuring the clinical effect of TC-1734 in AAMI. In particular, the FDA characterized it as unclear whether the power of attention factor of the CDR test battery, which we used as one of our co-primary endpoints for that AAMI trial, is an appropriate outcome measure to use for assessing the effect of a drug on AAMI, in which the only claimed deficit is an impairment of memory. In addition, the FDA indicated that we would need to demonstrate statistically significant improvement on a global measure of overall cognitive improvement to show that the effects of TC-1734 in AAMI are clinically meaningful. We do not have, and we do not believe that AstraZeneca has, any current plan to pursue the development of TC-1734 for the treatment of AAMI beyond the Phase II clinical trial that we completed in March 2006. However, if in the future we and AstraZeneca pursue the development of TC-1734 for the treatment of AAMI and are unable to establish to the satisfaction of the FDA or foreign regulatory authorities that AAMI can be identified using criteria that are accepted in the medical community, that both the deficit in cognitive performance associated with the condition and its subsequent improvement can be measured and that the improvement is clinically meaningful, we and AstraZeneca will not obtain the regulatory approval required to market TC-1734 for AAMI.

Our product candidates will remain subject to ongoing regulatory review even if they receive marketing approval. If we fail to comply with continuing regulations, we could lose these approvals and the sale of our products could be suspended.

Even if we receive regulatory approval to market a particular product candidate, the approval could be conditioned on us conducting additional costly post-approval studies or could limit the indicated uses included in our labeling. Moreover, the product may later cause adverse effects that limit or prevent its widespread use, force us to withdraw it from the market or impede or delay our ability to obtain regulatory approvals in additional countries. In addition, the manufacturer of the product and its facilities will continue to be subject to FDA review and periodic inspections to ensure adherence to applicable regulations. After receiving marketing approval, the manufacturing, labeling, packaging, adverse event reporting, storage, advertising, promotion and record keeping related to the product will remain subject to extensive regulatory requirements. We may be slow to adapt, or we may never adapt, to changes in existing regulatory requirements or adoption of new regulatory requirements.

If we fail to comply with the regulatory requirements of the FDA and other applicable U.S. and foreign regulatory authorities or previously unknown problems with our products, manufacturers or manufacturing processes are discovered, we could be subject to administrative or judicially imposed sanctions, including:

•	restrictions on the products, manufacturers or manufacturing processes;

•	warning letters;

•	civil or criminal penalties;

•	fines;

•	injunctions;

•	product seizures or detentions;

•	import bans;

•	voluntary or mandatory product recalls and publicity requirements;

•	suspension or withdrawal of regulatory approvals;

•	total or partial suspension of production; and

•	refusal to approve pending applications for marketing approval of new drugs or supplements to approved applications.

Because we have a number of compounds and are considering a variety of target indications, we may expend our limited resources to pursue a particular product candidate or indication and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.

Because we have limited financial and managerial resources, we must focus on research programs and product candidates for the specific indications that we believe are the most promising. As a result, we may forego or delay pursuit of opportunities with other product candidates or other indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Through 2004, we spent managerial and financial resources on clinical trials for two product candidates that we have ceased developing. We may in the future spend our resources on other research programs and product candidates for specific indications that ultimately do not yield any commercially viable products. Furthermore, if we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been advantageous for us to retain sole development and commercialization rights.

We may not be successful in our efforts to identify or discover additional product candidates.

A key element of our strategy is to develop and commercialize drugs that selectively target specific NNR subtypes. We seek to do so through our understanding of the role of specific NNRs in the nervous system, our scientific expertise and the use of Pentad.

Other than TC-1734, TC-2696 and mecamylamine hydrochloride, all of our product candidates are at a preclinical stage. A significant portion of the research that we are conducting involves new and unproven compounds. Research programs to identify new product candidates require substantial technical, financial and human resources. These research programs may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development for a number of reasons, including:

•	the research methodology used may not be successful in identifying potential product candidates; or

•	potential product candidates may, on further study, be shown to have harmful side effects or other characteristics that indicate that they are unlikely to be effective products.

If we are unable to develop suitable product candidates through internal research programs, we will not be able to increase our revenues in future periods, which could result in significant harm to our financial position and adversely impact our stock price. Any additional product candidates that we are able to develop through our internal research programs will require the commitment of substantial time and financial resources for further preclinical research and clinical development.

Risks Related to Our Dependence on Third Parties

The successful development and commercialization of our lead product candidate, TC-1734, depends substantially on our recently established collaboration with AstraZeneca. If AstraZeneca is unable to further develop or commercialize TC-1734, or experiences significant delays in doing so, our business will be materially harmed.

In December 2005, we entered into our collaborative research and license agreement with AstraZeneca for the development and worldwide commercialization of TC-1734 for the treatment of Alzheimer’s disease, cognitive deficits in schizophrenia and potentially other indications marked by cognitive impairment. We do not have a history of working together with AstraZeneca and cannot predict the success of the collaboration. The collaboration involves a complex allocation of rights, provides for milestone payments to us based on the achievement of specified development, regulatory and first commercial sale milestones and provides us with royalty-based revenue if TC-

1734 or another product candidate is successfully commercialized. AstraZeneca has decision-making authority for most matters in our collaboration. In addition, AstraZeneca has the right to assume control of patent matters with respect to TC-1734 if it decides to initiate a Phase II clinical trial of TC-1734 following its completion of additional safety and product characterization studies.

AstraZeneca is generally responsible for conducting and funding substantially all future development and regulatory approval activities for TC-1734 and will have significant control over the conduct and timing of development efforts with respect to TC-1734. Although we have had discussions with AstraZeneca regarding its current plans and intentions, AstraZeneca may change its development plans for TC-1734. We have little control over the amount and timing of resources that AstraZeneca devotes to the development of TC-1734. If AstraZeneca fails to devote sufficient financial and other resources to the development plan for TC-1734, the development and potential commercialization of TC-1734 would be delayed. This would result in a delay in milestone payments and, if regulatory approval to market and sell TC-1734 is obtained, royalties that we could receive on commercial sales.

If we lose AstraZeneca as a collaborator in the development or commercialization of TC-1734 at any time, it would materially harm our business.

Our agreement with AstraZeneca provides for AstraZeneca to conduct additional safety and product characterization studies of TC-1734 before deciding whether to proceed with planned Phase II clinical trials to evaluate the efficacy of TC-1734 in mild to moderate Alzheimer’s disease and cognitive deficits in schizophrenia. AstraZeneca can terminate our collaboration agreement if it determines in its sole discretion on or before April 20, 2007 not to proceed with the further development of TC-1734 based on the results of the studies and all other available information with respect to TC-1734.

In addition, we and AstraZeneca are conducting preclinical research under our agreement that is designed to identify and develop additional compounds that act on the a4ß2 NNR and enhance cognitive function. The agreement provides for a four-year research term, which began in January 2006. AstraZeneca has the right to terminate the a4ß2 research collaboration effective three years after the research term began upon at least six months notice. AstraZeneca has the right to terminate the agreement upon 90 days notice after the earlier of the end of the research term or four years after the research term began.

If AstraZeneca terminates our agreement at any time, whether on the basis of any of the safety and product characterization studies of TC-1734 or for any other reason, it would delay our development of TC-1734 and materially harm our business and could accelerate our need for additional capital. In particular, we would have to fund the clinical development and commercialization of TC-1734 on our own, seek another collaborator or licensee for clinical development and commercialization or abandon the development and commercialization of TC-1734.

We will depend on collaborations with third parties for the development and commercialization of some of our product candidates. If these collaborations are not successful, we may not be able to capitalize on the market potential of these product candidates.

In addition to our collaboration with AstraZeneca, we intend to selectively enter into collaboration agreements with leading pharmaceutical and biotechnology companies where our potential collaborator has particular therapeutic expertise in a target indication or where the target indication represents a large, primary care market. We will have limited control over the amount and timing of resources that our collaborators dedicate to the development of our licensed product candidates. Our ability to generate revenues from our collaborators will depend on our collaborators’ abilities to establish the safety and efficacy of our product candidates, to obtain regulatory approvals and to achieve market acceptance.

Strategic collaborations involving our product candidates, including our collaboration with AstraZeneca, pose the following risks to us:

•	collaborators have significant discretion in determining the efforts and resources that they will apply to these collaborations;

•	collaborators may not pursue further development and commercialization of our product candidates or may elect not to continue or renew research and development programs based on preclinical or clinical trial results, changes in their strategic focus or available funding, or external factors such as an acquisition that diverts resources or creates competing priorities;

•	collaborators may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a product candidate, repeat or conduct new clinical trials or require a new formulation of a product candidate for clinical testing;

•	collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our products or product candidates if the collaborators believe that competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive;

•	a collaborator with marketing and distribution rights to one or more products may not commit enough resources to their marketing and distribution;

•	collaborators may not properly maintain or defend our intellectual property rights or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our proprietary information or expose us to potential litigation;

•	disputes may arise between us and the collaborators that result in the delay or termination of the research, development or commercialization of our product candidates or that result in costly litigation or arbitration that diverts management attention and resources; and

•	collaborations may be terminated and, if terminated, may result in a need for additional capital to pursue further development of the applicable product candidates.

Collaboration agreements may not lead to development of product candidates in the most efficient manner or at all. For example, a collaborative research and development agreement that we entered into with Aventis Pharma SA for the development of our compounds for the treatment or prevention of Alzheimer’s disease terminated effective January 2, 2005 without any compound having been advanced into clinical development in the collaboration.

In addition, there have been a significant number of recent business combinations among large pharmaceutical companies that have resulted in a reduced number of potential future collaborators. If a present or future collaborator of ours were to be involved in a business combination, the continued pursuit and emphasis on our product development program could be delayed, diminished or terminated.

If we do not establish additional collaborations, we may have to alter our development plans.

Our drug development programs and potential commercialization of our product candidates will require substantial additional cash to fund expenses. Our strategy includes selectively collaborating with leading pharmaceutical and biotechnology companies to assist us in furthering development and potential commercialization of some of our product candidates. We intend to do so especially for target indications in which our potential collaborator has particular therapeutic expertise or that involve a large, primary care market that must be served by large sales and marketing organizations.

We are entitled to offer to AstraZeneca the right to develop and commercialize any compound that acts on any NNR other than the a4ß2 NNR that we may in the future seek to exploit for Alzheimer’s disease, cognitive deficits in schizophrenia, other conditions marked by cognitive impairment or schizophrenia. However, if we do not offer the compound to AstraZeneca, we are generally not permitted to develop or commercialize the compound for any of these indications. As a result, our ability to seek additional collaborations for these indications is substantially limited during the term of our collaboration with AstraZeneca. We have also granted AstraZeneca a right of first negotiation for the development and commercialization of compounds for depression, anxiety and bipolar disorder.

We face significant competition in seeking appropriate collaborators. Collaborations are complex and time-consuming to negotiate and document. We may not be able to negotiate collaborations on acceptable terms, or at all. If that were to occur, we may have to curtail the development of a particular product candidate, reduce or delay its development program or one or more of our other development programs, delay its potential commercialization or reduce the scope of our sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to increase our expenditures to fund development or commercialization activities on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms or at all. If we do not have sufficient funds, we will not be able to bring our product candidates to market and generate product revenue.

If our contract manufacturers fail to devote sufficient resources to our concerns, or if their performance is substandard, our clinical trials and product introductions may be delayed or there may be a shortage of commercial supply.

Our product candidates require precise, high quality manufacturing. We have limited internal manufacturing capability. We have historically manufactured our product candidates only in small quantities for preclinical testing and have contracted with third parties to manufacture, in collaboration with us, our product candidates for clinical trials and, in the case of Inversine, for commercial sale. If any of our product candidates is approved by the FDA or by foreign regulatory authorities for marketing and sale, it will need to be manufactured in substantially larger, commercial quantities. Our experience in the manufacture of drugs in commercial quantities is limited to our contractual arrangements with third parties to manufacture Inversine and its active ingredient.

We currently rely on various third-party contract manufacturers, including Siegfried Ltd., for our product candidates and we intend to continue to rely on third-party manufacturers to supply, store and distribute our product candidates for our clinical trials and to manufacture commercial supplies of any product candidate that is approved for sale. Our reliance on third-party manufacturers will expose us to risks that could delay or prevent the initiation or completion of our clinical trials, the submission of applications for regulatory approvals, the approval of our products by the FDA or the commercialization of our products or result in higher costs or lost product revenues. In particular, contract manufacturers:

•	could encounter difficulties in achieving volume production, quality control and quality assurance and suffer shortages of qualified personnel, which could result in their inability to manufacture sufficient quantities of drugs to meet our clinical schedules or to commercialize our product candidates;

•	could terminate or choose not to renew the manufacturing agreement, based on their own business priorities, at a time that is costly or inconvenient for us;

•	could fail to establish and follow FDA-mandated current good manufacturing practices, or cGMPs, required for FDA approval of our product candidates or fail to document their adherence to cGMPs, either of which could lead to significant delays in the availability of material for clinical study and delay or prevent filing or approval of marketing applications for our product candidates; and

•	could breach, or fail to perform as agreed under, the manufacturing agreement.

We expect to rely initially on a single contract manufacturer for each of our product candidates. Currently, we have separate arrangements with third-party manufacturers, each of which is a sole supplier to us, for mecamylamine hydrochloride, the active ingredient of Inversine, and for the finished tablets of Inversine. Changing these or any manufacturer that we subsequently engage for a particular product or product candidate may be difficult, as the number of potential manufacturers is limited and we will have to compete with third parties for access to those manufacturing facilities. cGMP manufacturing processes and procedures typically must be reviewed and approved by the FDA and changing manufacturers may require re-validation of any new facility for cGMP compliance, which would likely be costly and time-consuming. We may not be able to engage replacement manufacturers on acceptable terms quickly or at all. In addition, our contract manufacturers located in foreign countries may be subject to import limitations or bans. As a result, if any of our contract manufacturers is unable, for whatever reason, to supply the contracted amounts of Inversine or any other product that we successfully bring to market, a shortage would result which would have a negative impact on our revenues.

Drug manufacturers are subject to ongoing periodic unannounced inspection by the FDA, the United States Drug Enforcement Agency and corresponding state and foreign agencies to ensure strict compliance with cGMPs, other government regulations and corresponding foreign standards. While we are obligated to audit the performance of third-party contractors, we do not have control over our third-party manufacturers’ compliance with these regulations and standards. Failure by our third-party manufacturers or us to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, failure of the government to grant pre-market approval of drugs, delays, suspension or withdrawal of approvals, seizures or recalls of product, operating restrictions and criminal prosecutions.

If third parties on which we rely for clinical trials do not perform as contractually required or as we expect, we may not be able to obtain regulatory approval for or commercialize our product candidates.

We do not have the ability to independently conduct the clinical trials required to obtain regulatory approval for our product candidates. We depend on independent clinical investigators and, in some cases, contract research organizations and other third-party service providers to conduct the clinical trials of our product candidates and expect to continue to do so. We rely heavily on these parties for successful execution of our clinical trials, but we do not control many aspects of their activities. Nonetheless, we are responsible for confirming that each of our clinical trials is conducted in accordance with its general investigational plan and protocol. Moreover, the FDA requires us to comply with regulations and standards, commonly referred to as good clinical practices, for conducting and recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the trial participants are adequately protected. Our reliance on third parties that we do not control does not relieve us of these responsibilities and requirements. Third parties may not complete activities on schedule or may not conduct our clinical trials in accordance with regulatory requirements or the respective trial plans and protocols. The failure of these third parties to carry out their obligations could delay or prevent the development, approval and commercialization of our product candidates or result in enforcement action against us.

Risks Related to Our Intellectual Property

If we are unable to protect our intellectual property effectively, our competitors may develop and market similar products and the value of our technology and our ability to compete would be damaged.

Our continued success depends significantly on our ability, or our present or future collaborators’ ability, to obtain and maintain meaningful intellectual property protection for our product candidates, technology and know-how. We generally seek to protect our compounds and technologies by, among other methods, filing U.S. and foreign patent applications related to our proprietary technology that is important to the development of our business. We file patent applications directed to our product candidates in an effort to establish intellectual property positions regarding new chemical entities and uses in the treatment of disease.

The patent positions of companies like ours are generally uncertain and involve complex legal and factual questions. Our ability to maintain and solidify our proprietary position for our technology will depend on our success in obtaining effective patent claims and enforcing claims that are granted. We do not know whether any of our patent applications or those patent applications that we license will result in the issuance of any patents. Moreover, our issued patents and those that may issue in the future, or those licensed to us, may be challenged, invalidated, rendered unenforceable or circumvented, any of which could limit our ability to stop competitors from marketing related products. In addition, the rights granted under any issued patents may not provide us with competitive advantages against competitors with similar compounds or technologies. Furthermore, our competitors may independently develop similar technologies in a manner that does not infringe our patents or other intellectual property.

Although we own or otherwise have rights to a number of patents, these patents may not effectively exclude competitors from engaging in activities that compete with us. Furthermore, the issuance of a patent is not conclusive as to its validity or enforceability, and third parties may challenge the validity or enforceability of our patents. Because patent applications in the United States and many foreign countries are confidential for a period of time after filing, and because publications of discoveries in the scientific literature often lag behind actual discoveries, we cannot be certain that we were the first to make the inventions claimed in our issued U.S. patents or pending patent applications, or that we were the first to file for protection of the inventions set forth in the foreign patents or patent applications. It is possible that a competitor may successfully challenge our patents or that challenges will result in the elimination or narrowing of patent claims and, therefore, reduce our patent protection.

Because of the extensive time required for development, testing and regulatory review of a new drug, it is possible that any related patent may expire before any of our product candidates can be commercialized or remain in force for only a short period following commercialization. In either case, this would reduce any advantages of the patent. The patent laws of various foreign countries in which we intend to compete may not protect our intellectual property to the same extent as the laws of the United States. Changes in either patent laws or in interpretations of patent laws in the United States and other countries may diminish the value of our intellectual property or narrow the scope of our patent protection.

If we are unable to protect the confidentiality of our proprietary information and know-how, the commercial value of our technology and product candidates could be reduced.

In addition to patents, we rely on protection of trade secrets, know-how and confidential and proprietary information to maintain our competitive position. For example, we generally do not seek patent protection for the computer-based molecular design technologies that form part of Pentad and instead seek to maintain those technologies as trade secrets.

To maintain the confidentiality of trade secrets and proprietary information, we generally enter into confidentiality agreements with our employees, consultants, contractors and collaborative partners upon the commencement of our relationship with them. These agreements typically require that all confidential information developed by the individual or made known to the individual by us during the course of the individual’s relationship with us be kept confidential and not disclosed to third parties. However, we may not obtain these agreements in all circumstances, and individuals with whom we have these agreements may not comply with their terms. Even if obtained, these agreements may not provide meaningful protection for our trade secrets or other proprietary information or an adequate remedy in the event of their unauthorized use or disclosure. The loss or exposure of our trade secrets or other proprietary information could impair our competitive position.

We also typically enter into agreements with employees that provide inventions conceived by them in the course of rendering services to us are our exclusive property and, where appropriate, we enter into similar agreements with consultants and contractors. To the extent that our employees, consultants or contractors use technology or know-how owned by others in their work for us, disputes may arise as to the rights in related inventions.

If we fail to comply with our obligations in our intellectual property licenses with third parties, we could lose license rights that are important to our business.

We are a party to various license agreements. In particular, we license patent rights for a method of use of our product candidate for pain, TC-2696, and two of our product candidates for depression, mecamylamine hydrochloride and one of its molecular components, TC-5214. We may enter into additional licenses in the future. Our existing licenses impose, and we expect future licenses will impose, various diligence, milestone payment, royalty, insurance and other obligations on us. If we fail to comply with these obligations, the licensor may have the right to terminate the license, in which event we might not be able to market any product that is covered by the licensed patents.

Our patent protection for mecamylamine hydrochloride is, and our patent protection for any other particular compound may be, limited to a specific method of use or indication. If a third party were to obtain approval of mecamylamine hydrochloride or other particular compound for use in another indication, we could be subject to competition arising from off-label use.

Although we generally seek the broadest patent protection available for our proprietary compounds, we may not be able to obtain patent protection for the actual composition of any particular compound and may be limited to protecting a new method of use for the compound or otherwise restricted in our ability to prevent others from exploiting the compound. For example, we currently rely on method of use patent coverage in the United States for mecamylamine hydrochloride. If we are unable to obtain patent protection for the actual composition of any compound that we seek to develop and commercialize and must rely on method of use patent coverage, we would likely be unable to prevent others from manufacturing or marketing that compound for any use that is not protected by our patent rights. We are aware of one company, Athenagen Inc., that has announced plans to initiate a clinical trial of mecamylamine hydrochloride as a treatment for age-related macular degeneration, a condition characterized by degeneration of the retina in the eye. If a third party were to receive marketing approval for mecamylamine hydrochloride or any other compound for which we rely on method of use patent coverage for another use, physicians could nevertheless prescribe it for indications that are not described in the product’s labeling or approved by the FDA or other regulatory authorities. Even if we have patent protection for the prescribed indication, as a practical matter, we would have little recourse as a result of this off-label use. In that event, our revenues from the commercialization of the compound would likely be adversely affected.

If the development of mecamylamine hydrochloride for depression as an add-on therapy to citalopram hydrobromide infringes the intellectual property of a third party, we may be required to pay license fees or cease our development activities, which could significantly harm our business.

We are currently conducting a Phase II clinical trial of mecamylamine hydrochloride for depression as an add-on therapy to citalopram hydrobromide, a commonly prescribed anti-depressant. We are aware of a patent application that has been filed internationally that, if issued as a patent, could be infringed by our continued development and commercialization of mecamylamine hydrochloride for depression as an add-on therapy to citalopram hydrobromide. We believe that, even if this patent application issues as a patent, the development or commercialization of mecamylamine hydrochloride for depression as an add-on therapy to citalopram hydrobromide by the patent holder or any other third party would infringe our intellectual property rights. However, if this patent application issues as a patent, we could be required to obtain a license if we continue to develop and commercialize mecamylamine hydrochloride for depression as an add-on therapy to citalopram hydrobromide. We may not be able to obtain a license on acceptable terms, or at all. If we are unable to obtain a license on acceptable terms, we may be required to cease further development or commercialization of mecamylamine hydrochloride for depression as an add-on therapy to citalopram hydrobromide, which could significantly harm our business.

We may be involved in lawsuits to protect or enforce our patents that could be expensive and time-consuming.

We may initiate patent litigation against third parties to protect or enforce our patent rights and we may be similarly sued by third parties. We may also become subject to interference or opposition proceedings conducted in the patent and trademark offices of various countries to determine our entitlement to patents. The defense and prosecution of intellectual property suits, interference proceedings and related legal and administrative proceedings, if necessary, would be costly and divert our technical and management personnel from conducting our business. Moreover, we may not prevail in any of these suits. An adverse determination of any litigation or proceeding could put our patents at risk of being invalidated or narrowly interpreted and our patent applications at risk of not being issued and could prevent us from protecting our rights, particularly in countries where the laws may not protect such rights as fully as in the United States.

Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that disclosure of some of our confidential information could be compelled and the information compromised. In addition, during the course of this kind of litigation, there could be public announcements of the results of hearings, motions or other interim proceedings or developments that, if perceived as negative by securities analysts or investors, could have a substantial adverse effect on the trading price of our common stock.

Claims by third parties that we infringe their proprietary rights may result in liability for damages or prevent or delay our development and commercialization efforts.

Our success depends in part on avoiding the infringement of other parties’ patents and proprietary rights. Patents may issue from patent applications of which we are unaware, and avoiding patent infringement may be difficult. We may infringe or it may be alleged that we infringe third-party patents. If a third party were to file a patent infringement suit against us, we could be forced to stop or delay research, development, manufacturing or sales of any infringing product in the country or countries covered by the patent infringed, unless we can obtain a license from the patent holder. Any necessary license may not be available on acceptable terms or at all, particularly if the third party is developing or marketing a product competitive with the infringing product. Even if we are able to obtain a license, the rights may be nonexclusive, which would give our competitors access to the same intellectual property.

We also may be required to pay substantial damages to the patent holder in the event of an infringement. These damages could in some circumstances be triple the actual damages the patent holder incurs. If we have supplied infringing products to third parties for marketing or have licensed third parties to manufacture, use or market infringing products, we may be obligated to indemnify these third parties for any damages they may be required to pay to the patent holder and for any losses they may sustain themselves as a result.

Any successful infringement action brought against us may also adversely affect marketing of the infringing product in other markets not covered by the infringement action, as well as our marketing of other products based on similar technology. Furthermore, we may suffer adverse consequences from a successful infringement action against us even if the action is subsequently reversed on appeal, nullified through another action or resolved by settlement with the patent holder. The damages or other remedies awarded, if any, may be significant. As a result, any infringement action against us would likely delay the regulatory approval process, harm our competitive position, be very costly and require significant time and attention of our key management and technical personnel.

Risks Related to Commercialization

Even if approved for marketing, our product candidates may not gain market acceptance and may fail to generate significant revenues.

The commercial success of any of our product candidates for which we may obtain marketing approval from the FDA or other regulatory authorities will depend upon their acceptance by the medical community and third-party payors as clinically useful, cost-effective and safe. Many of the product candidates that we are developing are based upon technologies or methods of treatment that are relatively new and unproven. As a result, it may be more difficult for us to achieve market acceptance of our products.

The degree of market acceptance of any drug depends on a number of factors, such as:

•	its demonstration of efficacy and safety in clinical trials;

•	its superior efficacy as compared to alternative treatment methods and its side effect profile;

•	its cost-effectiveness and the availability of insurance or other third-party reimbursement;

•	its convenience and ease of administration;

•	the timing of its market entry relative to competitive treatments;

•	the extent and success of marketing and sales efforts; and

•	the product labeling or product insert required by the FDA or regulatory authorities in other countries.

In addition, perceptions about the relationship or similarity between our product candidates and nicotine could limit their market potential. Our product candidates derive their medical effects by interacting with NNRs. Nicotine, which can have significantly negative health effects, also interacts with NNRs. Accordingly, our product candidates may be perceived by some to be nicotine or to be closely related to nicotine, particularly in light of the shared derivative names, “nicotine” and neuronal “nicotinic” receptors, and the fact that our company was launched originally as a research group within, and then as a subsidiary of, R.J. Reynolds Tobacco Company. This potential perception could result in a reluctance by patients to take, or by physicians to prescribe, any of our product candidates that receives marketing approval, which would affect our revenues.

We currently have limited sales, marketing and distribution experience and no internal sales or distribution capabilities. If we are unable to enter into collaborations or other arrangements with third parties to market and sell our product candidates or to develop our own internal marketing capability, we may not be successful in commercializing our products.

We currently have limited sales, marketing and distribution experience. Our experience is limited to a contractual arrangement with a third party to distribute Inversine, which we acquired in 2002 and which generates only limited sales. We currently have no internal sales or distribution capabilities. Although we intend to build an internal sales force and expand our marketing capabilities in areas where specialists heavily influence our target markets, such as neurology and psychiatry, we also intend to seek to further augment our sales, marketing and distribution capabilities through arrangements with third parties. In particular, our strategy includes selectively entering into collaborations and other strategic alliances with respect to product candidates for disease indications with sales and distribution characteristics requiring a large sales force. There are risks involved with establishing our own sales force and marketing and distribution capabilities, as well as in entering into arrangements with third parties to perform these services. Developing our own sales force will be expensive and time-consuming and could delay any product launch. We may not be successful in entering into arrangements with third parties on terms that are favorable to us or at all. Also, we would have little control over such third parties, and any of them may fail to devote the necessary resources and attention to sell, market or distribute our products effectively. If we do not establish sales and distribution capabilities successfully, either on our own or in collaboration with third parties, we may not successfully commercialize our products.

Unfavorable pricing regulations, third-party reimbursement practices or healthcare reform initiatives applicable to our product candidates could limit our potential product revenue.

The regulations governing drug pricing and reimbursement vary widely from country to country. Some countries require approval of the sale price of a drug before it can be marketed and, in many of these countries, the pricing review period begins only after approval is granted. In some countries, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. Although we monitor these regulations, our product candidates are currently in the development stage and we will not be able to assess the impact of price regulations for at least several years. As a result, we may obtain regulatory approval for a product in a particular country, but then be subject to price regulations that delay the commercial launch of the product and may negatively impact the revenues we are able to derive from sales in that country.

Successful commercialization of our products will also depend in part on the extent to which coverage and adequate payment for our products will be available from government health administration authorities, private health insurers and other third-party payors. If we succeed in bringing a product candidate to the market, it may not be considered cost-effective and reimbursement to the patient may not be available or sufficient to allow us to sell it at a satisfactory price. Because our product candidates are in the development stage, we are unable at this time to determine their cost-effectiveness. We may need to conduct expensive studies in order to demonstrate cost-effectiveness. Moreover, third-party payors frequently require that drug companies provide them with predetermined discounts from list prices and are increasingly challenging the prices charged for medical products. Because our product candidates are in the development stage, we do not know the level of reimbursement, if any, we will receive for any products that we are able to successfully develop. If the reimbursement for any of our product candidates is inadequate in light of our development and other costs, our ability to achieve profitability could be affected.

We believe that the efforts of governments and third-party payors to contain or reduce the cost of healthcare will continue to affect the business and financial condition of pharmaceutical and biopharmaceutical companies. A number of legislative and regulatory proposals to change the healthcare system in the United States and other major healthcare markets have been proposed and adopted in recent years. For example, the U.S. Congress has enacted a limited prescription drug benefit for Medicare recipients as part of the Medicare Prescription Drug, Improvement and Modernization Act of 2003. While the program established by this statute may increase demand for any products that we are able to successfully develop, if we participate in this program, our prices will be negotiated with drug procurement organizations for Medicare beneficiaries and are likely to be lower than prices we might otherwise obtain. If successfully developed, TC-1734, our product candidate for Alzheimer’s disease, cognitive deficits in schizophrenia and other conditions marked by cognitive impairment, could be particularly affected by this law because Alzheimer’s disease is a disease that affects the elderly. Non-Medicare third-party drug procurement organizations may also base the price they are willing to pay on the rate paid by drug procurement organizations for Medicare beneficiaries. In addition, ongoing initiatives in the United States have and will continue to increase pressure on drug pricing. The announcement or adoption of any such initiative could have an adverse effect on potential revenues from any product candidate that we may successfully develop.

If our competitors develop and market drugs that are less expensive, more effective or safer than ours, if they develop and market products faster than we do, or if they have better sales and marketing capabilities than we do, any products we are able to commercialize may not generate initial or ongoing revenues.

The development and commercialization of new drugs is highly competitive. Our business is characterized by extensive research efforts and rapid developments. We expect intense competition in our target markets as new products and advanced technologies become available. Our competitors include large pharmaceutical, biotechnology and other companies and research institutions, many of which have greater financial, technical and other resources and personnel and more experience in research, clinical development, regulatory and drug commercialization than we have. Our competitors may:

•	develop products that are more effective, safer, more convenient or less costly than our product candidates;

•	obtain FDA or other regulatory approval for their products more rapidly than we do;

•	adapt more quickly to new technologies and scientific advances;

•	initiate or withstand substantial price competition more successfully than we can;

•	have greater success in recruiting skilled scientific workers from the limited pool of available talent;

•	obtain more effective intellectual property protection than we have;

•	negotiate third-party licensing and collaboration arrangements more effectively than we do; and

•	take advantage of acquisition or other opportunities more readily than we do.

Competitive products may render our product candidates obsolete or noncompetitive before we can recover our development or commercialization expenses.

We also face substantial competition from therapies designed to target NNRs. Pfizer has recently received approval in the United States for Chantix, a product for smoking cessation that targets NNRs. In addition, we believe that several prominent pharmaceutical companies have product candidates that target NNRs in development, including Sanofi-Aventis, with a compound in Phase III for smoking cessation, Abbott Laboratories, with one compound in Phase I for pain and another in Phase II for Alzheimer’s disease, ADHD and schizophrenia, and Memory Pharmaceuticals with a compound in Phase II for Alzheimer’s disease. We expect that we will face increased competition in the future if therapies that target NNRs are further validated and companies initiate or expand programs focused on NNRs, whether independently or by collaboration or acquisition.

Any products that we are able to successfully develop and commercialize in the future could be subject to competition from lower priced generic drugs. The manufacturer of a generic product could challenge our patents as invalid or not infringed and subject us to expensive litigation. We do not know if we would prevail in litigation and succeed in keeping the generic product out of the market until our patent protection expires.

If we successfully develop and obtain approval for our product candidates, we will face competition based on the safety and effectiveness of our products, the timing and scope of regulatory approvals, the availability and cost of supply, marketing and sales capabilities, reimbursement coverage, price, patent position and other factors. Our competitors may develop or commercialize more effective or more affordable products, or obtain more effective patent protection, than we do. Accordingly, our competitors may commercialize products more rapidly or effectively than we do.

If approved, our product candidates will compete for a share of the existing market with numerous approved products. There is currently no approved product for cognitive deficits in schizophrenia. We believe that the primary competitive products for use in indications that we are currently targeting include:

•	for mild to moderate Alzheimer’s disease, acetylcholinesterase inhibitors such as Aricept from Pfizer/Eisai, Reminyl from Johnson & Johnson and Exelon from Novartis and for moderate to severe Alzheimer’s disease, Namenda from Forest Laboratories, which acts by regulating the neurotransmitter glutamate;

•	for pain, non-steroidal anti-inflammatory drugs such as Celebrex from Pfizer and opioids such as OxyContin from Purdue Pharma;

•	for depression, selective serotonin reuptake inhibitors such as Prozac from Eli Lilly, Paxil from GlaxoSmithKline, Zoloft from Pfizer, Celexa and Lexapro from Forest Laboratories and the dual uptake inhibitor Effexor from Wyeth;

•	for schizophrenia, anti-psychotics such as Seroquel from AstraZeneca, Zyprexa from Eli Lilly, Risperdal from Johnson & Johnson, Geodon from Pfizer and Abilify from Bristol-Myers Squibb; and

•	for smoking cessation, Zyban from GlaxoSmithKline and Chantix from Pfizer.

We may have substantial exposure to product liability claims and may not have adequate insurance to pay them.

We face an inherent business risk of exposure to product liability claims if the use of our products is alleged to have resulted in harm to others. This risk exists for product candidates in clinical trials, whether or not the product candidate is subsequently approved for commercial sale, as well as for products in commercial distribution. Any product liability claim arising in the future against us or any third party that we have agreed to indemnify, regardless of its merit or eventual adjudication, could be costly and significantly divert management’s attention from conducting our business or adversely affect our reputation and the demand for our products.

We have secured product liability insurance coverage with limits of $10 million per occurrence and $10 million in the aggregate. Our current insurance coverage may not reimburse us or may not be sufficient to reimburse us for any expenses or losses we may incur. We intend to expand our coverage with respect to any products for which we obtain marketing approval. However, additional insurance may not be available to cover our potential liabilities fully or may be prohibitively expensive. In addition, some potential product liability claims may be excluded from coverage under the terms of the policy. Our inability to obtain adequate insurance coverage at an acceptable cost could prevent or impede the commercialization of our product candidates.

Our business activities involve hazardous materials, which could subject us to significant liability.

Our research and development activities involve, and any future manufacturing processes that we conduct may involve, the use of hazardous materials, including hazardous chemicals and radioactive materials. Accordingly, we are subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of these materials. We incur significant costs to comply with these laws and regulations. Moreover, despite precautionary procedures that we implement, we cannot eliminate the risk of accidental contamination or injury from these materials. In the event of an accident or environmental discharge, we may be held liable for any resulting damages. We do not carry insurance against the risk of contamination or injury from hazardous materials.

If our promotional activities fail to comply with the regulations and guidelines of the FDA and other applicable regulatory authorities, we may be subject to warnings or enforcement actions that could harm our business.

Physicians may prescribe drugs for uses that are not described in the product’s labeling or for uses that differ from those tested in clinical studies and approved by the FDA or similar regulatory authorities in other countries. Regulatory authorities generally do not regulate the behavior of physicians in their choice of treatments. Regulatory authorities do, however, restrict communications on the subject of off-label use. Companies cannot actively promote approved drugs for off-label uses but, in some countries outside of the European Union, they may under specified conditions disseminate articles published in peer-reviewed journals that discuss off-label uses of approved products to physicians. To the extent allowed, we may in the future disseminate peer-reviewed articles on our products to physicians. We do not currently promote Inversine for off-label use in the treatment of any neuropsychiatric disorder. However, if we undertake any promotional activities in the future for Inversine or any other product candidate that we are able to commercialize and our activities fail to comply with these regulations or guidelines, we may be subject to warnings from, or enforcement action by, these authorities.

Risks Related to Employees and Managing Growth

If we lose our key personnel or are unable to attract and retain additional skilled personnel, we may be unable to successfully develop and commercialize our product candidates or effectively compete in our industry.

Our performance depends substantially on the performance of our senior management and key scientific, technical and managerial personnel, including our Chief Executive Officer and President, J. Donald deBethizy, and our Vice President, Clinical Development and Regulatory Affairs, Geoffrey C. Dunbar. Our executive officers, including these individuals, can terminate their employment agreements with us at any time. The loss of the services of any of our executive officers may significantly delay or prevent the achievement of product research and development and other business objectives. We maintain key man life insurance policies on Dr. deBethizy and Dr. Dunbar, among other executive officers. We also rely on consultants and advisors to assist us in formulating our research and development strategy. All of our consultants and advisors are either self-employed or employed by other organizations, and they may have other commitments, including consulting or advisory contracts with other organizations, that may affect their ability to contribute to us.

Our ability to operate successfully and manage our potential future growth will depend on our ability to identify, recruit and retain additional qualified scientific, technical, financial and managerial personnel. There is currently a shortage of skilled executives in our industry, and we face intense competition for such personnel. We may not be able to continue to attract and retain personnel with the advanced qualifications necessary for the growth of our business.

We may encounter difficulties in managing our growth, which could increase our losses.

We expect the number of our employees and the scope of our operations to grow over the next several years. Continued growth may place a significant strain on our managerial, operational and financial resources, in particular as we expand our focus beyond drug discovery and development to commercialization. To manage our anticipated growth, we must continue to implement and improve our managerial, operational and financial systems and controls and reporting processes and procedures, to expand our facilities and to continue to recruit and train additional qualified personnel. We may not be able to manage our growth effectively. Moreover, we may discover deficiencies in existing systems and controls that could expose us to an increased risk of incurring financial or accounting irregularities or fraud.

Risks Related to Our Common Stock

The market price of our common stock may be highly volatile.

We expect that the trading price of our common stock is likely to be highly volatile in response to factors that are beyond our control. The stock market in general has previously experienced extreme price and volume fluctuations. The market prices of securities of pharmaceutical and biotechnology companies have been extremely volatile and have experienced fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. These broad market fluctuations could result in extreme fluctuations in the price of our common stock, which could cause a decline in the value of shares held by any stockholder.

If our operating results fluctuate significantly, our stock price may decline.

Our operating results are likely to fluctuate significantly from quarter to quarter and year to year. These fluctuations could cause our stock price to decline. Some of the factors that could cause our operating results to fluctuate include:

•	our inability, or the inability of AstraZeneca or any of our potential future collaborators, to successfully complete preclinical studies and clinical trials in a timely manner or at all, resulting in a delay in receiving, or a failure to receive, the required regulatory approvals to commercialize our product candidates;

•	the timing of regulatory approvals or other regulatory actions;

•	general and industry-specific economic conditions that may affect the research and development expenditures of AstraZeneca or any of our potential future collaborators;

•	the timing of receipt of milestone payments from AstraZeneca or any of our potential future collaborators; and

•	the expiration or termination of agreements with AstraZeneca or any of our potential future collaborators or the execution of new agreements.

Due to fluctuations in our operating results, a period-to-period comparison of our results of operations may not be a good indication of our future performance. In any particular quarter or quarters, our operating results could be below the expectations of securities analysts or investors and our stock price could decline.

If our existing stockholders sell a substantial number of shares of our common stock in the public market, our stock price may decline.

Sales of a substantial number of shares of our common stock in the public market could cause the market price to decline. Such sales also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. If there are more shares of our common stock offered for sale than buyers are willing to purchase, the market price of our common stock may decline to a market price at which buyers are willing to purchase the offered shares and sellers remain willing to sell the shares. The number of shares of our common stock available for sale in the public market is limited by restrictions under federal securities laws and under lock-up agreements that substantially all of our current stockholders have entered into with the underwriters for our initial public offering. Except in limited circumstances, these lock-up agreements restrict our stockholders from selling or otherwise disposing of their shares for a period of 180 days after April 11, 2006, the date of the prospectus for our initial public offering, subject to a possible extension, without the prior written consent of Deutsche Bank Securities Inc. on behalf of the underwriters. However, Deutsche Bank Securities may, in its sole discretion, release all or any portion of the common stock from the restrictions of the lock-up agreements. We do not believe that Deutsche Bank Securities has any pre-established conditions to waiving the terms of the lock-up agreements. We believe that any determination to release any shares subject to the lock-up agreements would be based on a number of factors at the time of determination, including but not necessarily limited to the market price of the common stock, the liquidity of the trading market for the common stock, general market conditions, the number of shares proposed to be sold and the timing, purpose and terms of the proposed sale.

In the future, we may issue additional shares to our employees, directors or consultants, as compensation, in connection with corporate alliances or acquisitions or to raise capital. Accordingly, sales of a substantial number of shares of our common stock in the public market could occur at any time.

Concentration of ownership among our existing executive officers, directors and principal stockholders may prevent new investors from influencing significant corporate decisions.

Our executive officers, directors and their affiliates beneficially own or control approximately 39.0% of the outstanding shares of our common stock, based on the shares outstanding as of May 19, 2006. Accordingly, our current executive officers, directors and their affiliates have substantial control over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions, as well as our management and affairs. The concentration of ownership may also delay or prevent a change of control of us at a premium price if these stockholders oppose it, even if it would benefit our other stockholders.

Provisions of our charter, bylaws and Delaware law may make an acquisition of us or a change in our management more difficult.

Provisions of our certificate of incorporation and bylaws could discourage, delay or prevent a merger, acquisition or other change in control that stockholders may consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares. These provisions also could limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock. Stockholders who wish to participate in these transactions may not have the opportunity to do so. Furthermore, these provisions could prevent or frustrate attempts by our stockholders to replace or remove our management. These provisions:

•	allow the authorized number of directors to be changed only by resolution of our board of directors;

•	establish a classified board of directors, providing that not all members of the board be elected at one time;

•	authorize our board of directors to issue without stockholder approval blank check preferred stock that, if issued, could operate as a “poison pill” to dilute the stock ownership of a potential hostile acquirer to prevent an acquisition that is not approved by our board of directors;

•	require that stockholder actions must be effected at a duly called stockholder meeting and prohibit stockholder action by written consent;

•	establish advance notice requirements for stockholder nominations to our board of directors or for stockholder proposals that can be acted on at stockholder meetings;

•	limit who may call stockholder meetings; and

•	require the approval of the holders of 66 2/3% of the outstanding shares of our capital stock entitled to vote in order to amend certain provisions of our certificate of incorporation and bylaws.

In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which may, unless certain criteria are met, prohibit large stockholders, in particular those owning 15% or more of our outstanding voting stock, from merging or combining with us for a prescribed period of time.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

During the quarterly period ended March 31, 2006, we granted stock options to purchase an aggregate of 26,659 shares of our common stock to employees under our 2000 equity incentive plan, as amended and restated, at a weighted-average exercise price of $5.10 per share. These options vest 25% on the first anniversary and then quarterly over the succeeding three years. In addition, during the quarterly period ended March 31, 2006, we issued and sold an aggregate of 9,775 shares of our common stock to employees pursuant to exercises of options for an aggregate purchase price of $26,004. The securities issued in these transactions were offered and sold in reliance on an exemption from registration under Rule 701 promulgated under the Securities Act. No underwriters or placement agents were involved in these transactions.

Initial Public Offering and Use of Proceeds from Sales of Registered Securities

On April 18, 2006, we sold 5,000,000 shares of our common stock in our initial public offering at a price to the public of $9.00 per share. As part of the offering, we granted the underwriters an over-allotment option to purchase up to an additional 750,000 shares of our common stock from us. The offer and sale of all of the shares in the offering were registered under the Securities Act of 1933, as amended, pursuant to a registration statement on Form S-1 (File No. 333-131050), which was declared effective by the Securities and Exchange Commission on April 11, 2006. The offering commenced on April 11, 2006 and did not terminate before the sale of all of the securities registered and sold in the offering. As of the date of the filing of this report, the offering has terminated. The managing underwriters of the offering were Deutsche Bank Securities Inc., book-running manager, Pacific Growth Equities, LLC, co-lead, CIBC World Markets Corp. and Lazard Capital Markets LLC. There were no selling stockholders in the offering.

We registered 5,750,000 shares of our common stock in connection with the initial public offering, including 750,000 shares subject to an over-allotment option that we granted to the underwriters. The aggregate price of the offering amount registered on our behalf was $51.75 million. We sold an aggregate of 5,000,000 shares of our common stock in connection with the initial public offering for an aggregate offering price of $45.0 million. In connection with the offering, we paid $3.15 million in underwriting discounts and commissions to the underwriters. We incurred other expenses in connection with the offering in the following amounts, all of which are estimates except for the SEC registration fee, NASDAQ National Market listing fee and NASD filing fee.

Securities and Exchange Commission registration fee	$7,999
NASDAQ National Market listing fee	100,000
NASD filing fee	7,975
Blue sky fees and expenses	5,000
Accounting fees and expenses	300,000
Legal fees and expenses	285,000
Transfer agent and registrar fees and expenses	3,500
Printing and engraving expenses	300,000
Miscellaneous	50,526

Total	$1,060,000

None of the underwriting discounts and commissions or offering expenses were incurred or paid to directors or officers of ours or their associates, to persons owning 10 percent or more of our common stock or to any affiliates of ours.

After deducting the underwriting discounts and commissions and these other estimated offering expenses, our net proceeds from the offering were approximately $40.7 million. We have deposited the net proceeds of the offering in a highly rated financial institution in the United States. There has been no material change in our planned use of proceeds from our initial public offering as described in our final prospectus filed with the Securities and Exchange Commission pursuant to Rule 424(b).

Item 4. Submission of Matters to a Vote of Security Holders.

In March 2006, we requested written consents of our stockholders:

Proposal	For		Against	Withheld	Abstention	Broker Non-Vote
To approve an amendment to our Third Amended and Restated Certificate of Incorporation, as amended, to increase the number of shares of authorized common stock.	13,789,474	*	n/a	n/a	n/a	n/a

To approve the adoption, upon completion of our initial public offering, of our Fourth Amended and Restated Certificate of Incorporation, which, among other things, (i) increases the number of authorized shares of our common stock to 100,000,000, (ii) authorizes up to 5,000,000 shares of “blank check” preferred stock, (iii) eliminates the rights, preferences and limitations of, and all references to, previously outstanding convertible preferred stock, (iv) provides for a classified board of directors, (v) eliminates the ability of stockholders to take action by written consent or call special meetings of stockholders, (vii) provides for a supermajority requirement for stockholders to amend specified provisions of our certificate of incorporation and bylaws and (viii) modifies indemnification and limitation of liability provisions.	14,026,670	**	n/a	n/a	n/a	n/a

To approve the adoption of our 2006 Stock Incentive Plan.	14,026,670	**	n/a	n/a	n/a	n/a

To approve the price per share of, and the specific number of shares of, common stock to be sold in our initial public offering as subsequently approved by the pricing committee of our board of directors	13,577,986	***	n/a	n/a	n/a	n/a

To approve the proposed terms of a potential equipment financing.	13,577,986	***	n/a	n/a	n/a	n/a

*	These shares represented approximately 97.73% of the shares outstanding and entitled to vote on such matter.

**	These shares represented approximately 99.43% of the shares outstanding and entitled to vote on such matter.

***	These shares represented approximately 98.16% of the shares outstanding and entitled to vote on such matter.

Item 6. Exhibits.

The exhibits listed in the accompanying exhibit index are filed as part of this Quarterly Report on Form 10-Q.

Our trademarks include Targacept® and Inversine®. Other service marks, trademarks and trade names appearing in this prospectus are the property of their respective owners.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TARGACEPT, INC.

Date: May 26, 2006	/s/ J. Donald deBethizy
J. Donald deBethizy
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 26, 2006	/s/ Alan A. Musso
Alan A. Musso
Vice President, Chief Financial Officer, Secretary and Treasurer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1	Fourth Amended and Restated Certificate of Incorporation of the Company, incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (File No. 333-133881), filed with the Commission on May 8, 2006.

3.2	Bylaws of the Company, as amended and restated effective April 18, 2006, incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 (File No. 333-133881), filed with the Commission on May 8, 2006.

10.1	Collaborative Research and License Agreement, dated as of December 27, 2005, by and between the Company and AstraZeneca AB.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.