Form 10-Q
period 2006-06-30
TARGACEPT INC
filed 2006-08-11
CIK 1124105

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2006

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of July 31, 2006, the registrant had 19,118,848 shares of common stock, $0.001 par value per share, outstanding.

TARGACEPT, INC.

FORM 10-Q

PART I. Financial Information

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act. For this purpose, any statements contained in this quarterly report regarding the timing for completion of additional safety and product characterization studies of TC-1734 (AZD3480) conducted by AstraZeneca, a decision by AstraZeneca whether to initiate a Phase II clinical trial of TC-1734 (AZD3480) following the completion of the safety and product characterization studies, the progress, timing and scope of our research and development programs and related regulatory filings and clinical trials, our strategy, future operations, financial position, projected future revenues or costs, prospects, plans, expectations and objectives, other than statements of historical fact, are forward-looking statements made under the provisions of The Private Securities Litigation Reform Act of 1995. In some cases, words such as “may,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing” or other comparable words identify forward-looking statements. Actual results, performance or experience may differ materially from those expressed or implied by forward-looking statements as a result of various important factors, including our critical accounting policies and risks and uncertainties relating to: our dependence on the success of our collaboration with AstraZeneca; the amount and timing of resources that AstraZeneca devotes to the conduct of its safety and product characterization studies of TC-1734 (AZD3480) and to any subsequent development of TC-1734 (AZD3480); AstraZeneca’s right to terminate our agreement based on the results of the safety and product characterization studies and all other available information with respect to TC-1734 (AZD3480); AstraZeneca’s right in the future to terminate the preclinical research collaboration that we and AstraZeneca are currently conducting prior to the end of the planned four-year term; the results of clinical trials with respect to our current and future product candidates in development; the conduct of nonclinical studies and assessments and of clinical trials, including the performance of third parties that we engage to execute the trials and difficulties or delays in the completion of patient enrollment or data analysis; the timing and success of submission, acceptance and approval of regulatory filings; our ability to obtain substantial additional funding; our ability to establish additional strategic collaborations; and our ability to obtain, maintain and enforce patent and other intellectual property protection for our product candidates and discoveries. These and other risks and uncertainties are described in more detail under the caption “Risk Factors” in Item 1A of Part II of this Quarterly Report on Form 10-Q. As a result of the risks and uncertainties, the results or events indicated by the forward-looking statements may not occur. We caution you not to place undue reliance on any forward-looking statement.

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

Item 1. Financial Statements

TARGACEPT, INC.

BALANCE SHEETS

	June 30, 2006	December 31, 2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$51,377,451	$24,851,302
Short-term investments	12,111,289	—
Research fees and accounts receivable	1,262,715	118,163
Inventories	35,867	41,940
Prepaid expenses	1,088,164	729,241

Total current assets	65,875,486	25,740,646
Property and equipment, net	2,153,108	1,747,524
Intangible assets, net of accumulated amortization of $147,909 and $129,027 at June 30, 2006 and December 31, 2005, respectively	494,091	512,973

Total assets	$68,522,685	$28,001,143

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,274,267	$1,173,545
Accrued expenses	1,904,202	2,849,747
Current notes payable	318,245	—
Current portion of long-term debt	531,799	783,895
Current portion of deferred rent incentive	402,647	402,647
Current portion of deferred license fee revenue	2,309,470	—

Total current liabilities	6,740,630	5,209,834
Long-term debt, net of current portion	1,127,358	1,409,402
Deferred rent incentive, net of current portion	33,554	234,877
Deferred license fee revenue, net of current portion	8,229,166	—

Total liabilities	16,130,708	6,854,113
Commitments
Redeemable convertible preferred stock:
Series A, $0.001 par value, 0 and 5,000,000 shares authorized, issued and outstanding at June 30, 2006 and December 31, 2005, respectively; aggregate liquidation preference of $0 and $31,836,985, or $4.65 per share plus accreted redemption value, at June 30, 2006 and December 31, 2005, respectively	—	31,836,985
Series B, $0.001 par value, 0 and 6,567,567 shares authorized, issued and outstanding at June 30, 2006 and December 31, 2005, respectively; aggregate liquidation preference of $0 and $41,759,905, or $4.65 per share plus accreted redemption value, at June 30, 2006 and December 31, 2005, respectively	—	41,759,905
Series C, $0.001 par value, 0 and 81,747,965 shares authorized and 0 and 76,937,998 issued and outstanding at June 30, 2006 and December 31, 2005, respectively; aggregate liquidation preference of $0 and $110,031,263, or $1.21 per share plus accreted redemption value, at June 30, 2006 and December 31, 2005, respectively	—	110,031,263

Total redeemable covertible preferred stock	—	183,628,153
Stockholders’ equity (deficit):
Common stock, $0.001 par value, 100,000,000 and 16,666,666 shares authorized at June 30, 2006 and December 31, 2005, respectively; 19,118,593 and 270,427 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	19,119	270
Capital in excess of par value	200,485,964	12,287,904
Common stock warrants	—	213,710
Accumulated deficit	(148,113,106)	(174,983,007)

Total stockholders’ equity (deficit)	52,391,977	(162,481,123)

Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$68,522,685	$28,001,143

See accompanying notes

TARGACEPT, INC.

STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Revenue:
Collaborative research and development	$—	$—	$62,224	$—
License fees	312,500	—	520,833	—
Product sales	130,707	160,258	307,626	340,351
Grant revenue	146,200	139,388	304,848	262,528

Net revenue	589,407	299,646	1,195,531	602,879
Operating expenses:
Research and development (stock-based compensation of $110,036 and $63,180 for the three months ended June 30, 2006 and 2005, respectively, and $198,047 and $302,082 for the six months ended June 30, 2006 and 2005, respectively)	4,595,634	7,287,750	9,356,438	12,381,529
General and administrative (stock-based compensation of $48,153 and $43,728 for the three months ended June 30, 2006 and 2005, respectively, and $87,312 and $162,814 for the six months ended June 30, 2006 and 2005, respectively)	1,331,148	1,253,343	2,499,009	2,461,672
Transaction charges	—	—	—	1,634,973
Cost of product sales	(22,332)	97,781	168,615	120,356

Total operating expenses	5,904,450	8,638,874	12,024,062	16,598,530

Loss from operations	(5,315,043)	(8,339,228)	(10,828,531)	(15,995,651)
Other income (expense):
Interest income	722,089	305,858	1,021,648	598,076
Interest expense	(23,864)	(72,123)	(48,035)	(145,689)

Total other income (expense)	698,225	233,735	973,613	452,387

Net loss	(4,616,818)	(8,105,493)	(9,854,918)	(15,543,264)

Preferred stock accretion	(529,495)	(2,808,292)	(3,332,705)	(5,610,181)

Net loss attributable to common stockholders	$(5,146,313)	$(10,913,785)	$(13,187,623)	$(21,153,445)

Basic and diluted net loss attributable to common stockholders per share	$(0.33)	$(41.80)	$(1.65)	$(81.32)

Weighted average common shares outstanding—basic and diluted	15,595,020	261,095	7,976,519	260,140

See accompanying notes

TARGACEPT, INC.

STATEMENT OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(unaudited)

	Redeemable Convertible Preferred Stock			Common Stock		Capital in Excess of Par Value	Common Stock Warrants	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Series A	Series B	Series C	Shares	Amount
Balances at December 31, 2005	$31,836,985	$41,759,905	$110,031,263	270,427	$270	$12,287,904	$213,710	$(174,983,007)	$(162,481,123)

Issuance of 16,153 shares of common stock at $0.001 per share par value, related to exercise of stock options	—	—	—	16,153	17	37,350	—	—	37,367
Stock-based compensation	—	—	—	—	—	285,359	—	—	285,359
Accreted redemption value for Series A, Series B, and Series C redeemable convertible preferred stock	483,729	635,385	2,213,591	—	—	—	—	(3,332,705)	(3,332,705)
Net proceeds from initial public offering	—	—	—	5,000,000	5,000	40,772,139	—	—	40,777,139
Conversion of redeemable convertible preferred stock	(32,320,714)	(42,395,290)	(112,244,854)	13,832,013	13,832	147,103,212	—	39,843,814	186,960,858
Expiration of common stock warrants	—	—	—	—	—		(213,710)	213,710	—
Net loss	—	—	—	—	—	—	—	(9,854,918)	(9,854,918)

Balances at June 30, 2006	$0	$0	$0	19,118,593	$19,119	$200,485,964	$0	$(148,113,106)	$52,391,977

See accompanying notes

TARGACEPT, INC.

STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2006	2005
Operating activities
Net loss	$(9,854,918)	$(15,543,264)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	412,995	403,593
Non-cash compensation expense	285,359	464,896
Recognition of deferred rent incentive	(201,323)	(201,323)
Changes in operating assets and liabilities, excluding the effects from acquired assets and liabilities:
Research fees and accounts receivable	(1,144,552)	272,035
Inventories	6,073	6,864
Prepaid expenses and accrued interest receivable	(470,212)	1,193,041
Accounts payable and accrued expenses	(844,823)	(407,415)
Deferred license fee revenue	10,538,636	—

Net cash used in operating activities	(1,272,765)	(13,811,573)

Investment activities
Purchase of investments	(15,000,000)	—
Proceeds from sale of investments	3,000,000	—
Purchases of property and equipment	(799,697)	(232,812)

Net cash used in investing activities	(12,799,697)	(232,812)

Financing activities
Proceeds from issuance of notes payable	406,967	—
Principal payments on notes payable and long-term debt	(622,862)	(538,734)
Proceeds from issuance of redeemable convertible preferred stock, net of transaction costs	—	612,281
Proceeds from issuance of common stock	40,814,506	19,409

Net cash provided by financing activities	40,598,611	92,956

Net increase (decrease) in cash and cash equivalents	26,526,149	(13,951,429)
Cash and cash equivalents at beginning of period	24,851,302	53,075,348

Cash and cash equivalents at end of period	$51,377,451	$39,123,919

See accompanying notes

TARGACEPT, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

June 30, 2006

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Company’s audited financial statements and notes thereto included in its Prospectus dated April 11, 2006 and filed on April 12, 2006. In the opinion of the Company’s management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of its financial position, operating results and cash flows for the periods presented have been included. Operating results for the three and six months ended June 30, 2006 and 2005 are not necessarily indicative of the results that may be expected for the full year or for any other interim period or for any future year.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and judgments that affect the amounts of assets, liabilities, revenues and expenses reported in the financial statements and accompanying notes. Actual results and experiences could differ materially from these estimates.

Revenue Recognition

The Company uses revenue recognition criteria included in Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (“SAB 101”), as amended by Staff Accounting Bulletin No. 104, Revenue Recognition (replacement of SAB 101) (“SAB 104”). The Company considers a variety of factors in determining the appropriate method of revenue recognition under its collaboration agreements, such as whether the elements are separable, whether there are determinable fair values and whether there is a unique earnings process associated with a particular element. Research fee revenue is earned and recognized as research is performed and related expenses are incurred. License fees for access to the Company’s intellectual property are recognized ratably over the contracted period in accordance with the provisions of the agreement.

Upfront fees, or amounts received in advance of performance, are recorded as deferred revenue and amortized in the statement of operations into license fee revenue over the estimated research and development period. Revenue based on the achievement of development and

TARGACEPT, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS (continued)

June 30, 2006

2. Summary of Significant Accounting Policies (continued)

regulatory milestones that carry substantive performance risk are only recognized upon achievement of the milestone event. Revenue for specific research and development costs reimbursable under the Company’s collaboration agreement with AstraZeneca AB, such as third-party manufacturing costs for drug material, is recorded in compliance with Emerging Issues Task Force (“EITF”) Issue 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent, and EITF Issue 01-14, Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred. According to the criteria established by these EITF Issues, in transactions where the Company acts as a principal, with discretion to choose suppliers, bears credit risk and performs part of the services required in the transaction, the Company records revenue for the gross amount of the reimbursement that is non-refundable under the contract. The costs associated with these reimbursements are reflected as a component of research and development expense in the statement of operations. Product sales revenues are recorded when goods are shipped, at which point title has passed, and the Company establishes an allowance for estimated returns at that time. Revenue from grants is recognized as the Company performs the work and incurs reimbursable costs in accordance with the objectives of the award.

Accrued Expenses

The Company makes estimates of its accrued expenses as of each balance sheet date in its financial statements based on facts and circumstances known to it. This process involves reviewing open contracts and purchase orders, communicating with its applicable personnel to identify services that have been performed on its behalf and estimating the level of service performed and the associated cost incurred for the service when the Company has not yet been invoiced or otherwise notified of actual cost. Examples of the Company’s accrued expenses include fees to contract research organizations in connection with preclinical studies and clinical trials, fees to investigative sites in connection with clinical trials, fees paid to contract manufacturers in connection with the production of clinical trial materials and Inversine and professional service fees.

The Company bases its expenses related to clinical trials on its estimates of the services received and efforts expended pursuant to contracts with multiple research institutions and clinical research organizations that conduct and manage clinical trials on its behalf. The financial terms of these agreements are subject to negotiation and vary from contract to contract and may result in uneven payment flows. Payments under some of these contracts depend on factors such as the achievement of certain events, the successful enrollment of subjects, the completion of clinical trial milestones or similar conditions. The objective of the Company’s accrual policy is to match the recording of expenses in its financial statements to the actual services received and efforts expended. As such, expense accruals related to clinical trials are recognized based on the Company’s estimate of the degree of completion of the event or events specified in the applicable agreement.

Research and Development Expense

Research and development costs are expensed as incurred and include related salaries of, and stock-based compensation for, personnel involved in research and development activities, contractor fees, administrative expenses and allocations of research-related overhead costs. Administrative expenses and research-related overhead costs included in research and

TARGACEPT, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS (continued)

June 30, 2006

2. Summary of Significant Accounting Policies (continued)

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

Common share equivalents consist of the incremental common shares issuable upon the conversion of preferred stock, the exercise of stock options or the exercise of warrants. For the periods presented, Diluted EPS is identical to Basic EPS because common share equivalents are excluded from the calculation, as their effect would be anti-dilutive.

TARGACEPT, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS (continued)

June 30, 2006

2. Summary of Significant Accounting Policies (continued)

The Company has excluded all outstanding stock options and warrants from the calculation of net loss per share attributable to common stockholders because such securities are anti-dilutive for all periods presented. Had the Company been in a net income position, these securities may have been included in the calculation. These potentially dilutive securities consist of the following on a weighted average basis:

	Six Months Ended June 30
	2006	2005
Outstanding common stock options	1,616,141	1,312,233
Redeemable convertible preferred stock	8,176,937	13,779,895
Outstanding warrants	127,131	215,054

Total	9,920,209	15,307,182

Initial Public Offering and Pro Forma Information

On April 18, 2006, the Company completed an initial public offering (“IPO”) of 5,000,000 shares of its common stock at a price of $9.00 per share. The Company’s net proceeds from the IPO, after deducting underwriters’ discounts and commissions and offering expenses payable by the Company, were approximately $40.8 million. The Company’s common stock began trading on the NASDAQ Global Market (formerly known as the NASDAQ National Market) on April 12, 2006.

All outstanding shares of the Company’s Series A, Series B, and Series C convertible preferred stock (“Preferred Stock”) automatically converted into shares of common stock upon completion of the IPO. Series A converted at a ratio of approximately 0.133 common share per preferred share, Series B converted at a ratio of approximately 0.133 or 0.318 common share per preferred share and Series C converted at a ratio of approximately 0.144 common share per preferred share. These conversion ratios reflect a 1 for 7.5 share reverse stock split effected February 3, 2005. Under the terms of the preferred stock, accrued dividends totaling $39.8 million were forfeited in connection with this conversion to common stock. Upon completion of the IPO, all outstanding warrants expired unexercised.

As of June 30, 2006, the Company has authorized capital stock of 100,000,000 shares of common stock with a par value of $0.001 per share and 5,000,000 shares of preferred stock with a par value of $0.001 per share. The rights and preferences of the preferred stock may be established from time to time by the Company’s board of directors.

TARGACEPT, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS (continued)

June 30, 2006

2. Summary of Significant Accounting Policies (continued)

The unaudited pro forma balance sheet as of December 31, 2005 reflects the automatic conversion of all outstanding shares of the Company’s preferred stock into an aggregate of 13,832,013 shares of common stock as if the conversion had occurred as of December 31, 2005 and gives further effect to the sale of 5,000,000 shares of common stock in the IPO at $9.00 per share, after deducting underwriting discounts and commissions and offering expenses payable by the Company.

	As of June 30, 2006	As of December 31, 2005
	Actual		Pro forma
	(unaudited)	(audited)	(unaudited)
Balance Sheet Data (amount in thousands):
Cash and cash equivalents	$51,377	$24,851	$65,680
Working capital	59,135	20,531	61,261
Total assets	68,523	28,001	68,731
Long-term debt, net of current portion	1,127	1,409	1,409
Redeemable convertible preferred stock	—	183,628	—
Accumulated deficit	(148,113)	(174,983)	(138,258)
Total stockholders’ equity (deficit)	52,392	(162,481)	61,877

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Financial Accounting Standards Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not currently expect FIN 48 to have any impact on its financial reporting for at least the next several years.

3. Inventories

Inventories consisted of the following:

	June 30, 2006	December 31, 2005
Raw materials	$6,400	$6,400
Finished goods	29,467	35,540

	$35,867	$41,940

TARGACEPT, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS (continued)

June 30, 2006

4. Stock-Based Compensation

Effective January 1, 2005, the Company adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment (“SFAS 123R”), using the modified prospective transition method. Under that transition method, compensation cost recognized in 2005 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of, January 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, Accounting for Stock-Based Compensation, (b) compensation cost for all share-based payments granted between January 1, 2005 and December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R, and (c) compensation cost for awards modified on April 7, 2005, based on the modification provisions in accordance with SFAS 123R.

The Company’s net loss includes approximately $158,000 and $107,000 for the three months ended June 30, 2006 and 2005, respectively, and $285,000 and $465,000 for the six months ended June 30, 2006 and 2005, respectively, of non-cash compensation costs related to its stock-based compensation arrangements.

The Company has two stock-based incentive plans, the 2000 Equity Incentive Plan of Targacept, Inc., as amended and restated (the “2000 Plan”), and the Targacept, Inc. 2006 Stock Incentive Plan (the “2006 Plan” and, together with the 2000 Plan, the “Plans”). The 2006 Plan became effective in April 2006 and is the successor equity incentive program to the 2000 Plan. All shares previously reserved under the 2000 Plan and not subject to outstanding awards under the 2000 Plan as of the effective date of the 2006 Plan are now reserved for grant under the 2006 Plan. Awards may be made to participants under the Plans in the form of incentive and nonqualified stock options, restricted stock, stock appreciation rights, stock awards, and performance awards. Eligible participants under the Plans include employees, directors and certain independent contractors, consultants or advisors of the Company or a related corporation. Awards made under the Plans have vesting periods that are determined at the discretion of the administrator and range from 0 to 5 years and generally have 10-year contractual terms. The exercise price of incentive options granted under the Plans may not be less than 100% of the fair market value of the common stock on the date of grant, as determined by the administrator.

Stock option transactions are summarized as follows:

	Options Granted	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2006	1,610,009	$2.88
Granted	30,350	5.35
Forfeited	(35,235)	3.21
Exercised	(16,153)	2.31

Outstanding at June 30, 2006	1,588,971	$2.92	7.6	$6,307,340

Vested and exercisable at June 30, 2006	1,105,110	$3.34	7.2	$3,928,574

TARGACEPT, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS (continued)

June 30, 2006

4. Stock-Based Compensation (continued)

The weighted average fair value of options granted during the six-month period ended June 30, 2006 was $3.28. The total intrinsic value of options exercised during the six-month period ended June 30, 2006 was $57,000.

As of June 30, 2006, there was $806,000 of total unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under the Plans. That cost is expected to be recognized over a weighted-average period of 2.9 years.

5. Collaborative Research and License Agreements

AstraZeneca AB

In December 2005, the Company entered into a collaborative research and license agreement with AstraZeneca AB under which the Company granted AstraZeneca exclusive development and worldwide commercialization rights to the Company’s product candidate known as TC-1734 (AZD3480) as a treatment for Alzheimer’s disease, cognitive deficits in schizophrenia and potentially other conditions marked by cognitive impairment such as attention deficit hyperactivity disorder, age associated memory impairment and mild cognitive impairment. The collaboration agreement also provides for a multi-year preclinical research collaboration to be conducted by the Company and AstraZeneca. The collaboration agreement with AstraZeneca became effective on January 20, 2006.

The Company is eligible to receive future research fees, license fees and milestone payments under its collaboration agreement with AstraZeneca. The amount of research fees, license fees and milestone payments will depend on the extent of the Company’s research activities and the timing and achievement of development, regulatory and first commercial sale milestone events.

AstraZeneca paid the Company an initial fee of $10.0 million in February 2006. Based on the collaboration agreement terms, the Company allocated $5.0 million of the initial fee to the research collaboration, which the Company expects to recognize as revenue over the planned four-year term of the research collaboration. The Company deferred recognition of the remaining $5.0 million of the initial fee, which was allocated to the TC-1734 (AZD3480) license grants, until AstraZeneca makes a determination whether to conduct Phase II clinical development of TC-1734 (AZD3480) following its completion of additional safety and product characterization studies. If AstraZeneca decides to conduct a Phase II clinical trial of TC-1734 (AZD3480) following the completion of the safety and product characterization studies, the Company would recognize the deferred $5.0 million of the initial fee as revenue over the expected development period for TC-1734 (AZD3480). The Company expects to recognize any revenue based on the achievement of milestones under the collaboration agreement upon achievement of the milestone event, if the Company determines that the revenue satisfies the revenue recognition requirements of SAB 101, as amended by SAB 104. SAB 101 requires that four basic criteria must be met before revenue can be recognized: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the fee is fixed and determinable; and collectability is reasonably assured.

TARGACEPT, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS (continued)

June 30, 2006

5. Collaborative Research and License Agreements (continued)

During the period that AstraZeneca conducts its additional safety and product characterization studies, AstraZeneca has agreed to pay the Company research fees equal to 50% of the Company’s research expenses in the parties’ preclinical research collaboration. If the agreement continues in effect following the completion of the safety and product characterization studies, AstraZeneca has agreed to pay the Company the remaining 50% of its research expenses incurred while the studies were conducted and thereafter research fees equal to 100% of its research expenses in the collaboration, subject to specified limits. The Company will record research fees that the Company is eligible to receive from AstraZeneca while it is conducting the safety and product characterization studies of TC-1734 (AZD3480) as deferred revenue. As of June 30, 2006, the Company has recorded $1.05 million, which represents 50% of its research expenses incurred in the research collaboration while AstraZeneca conducted the safety and product characterization studies, as deferred revenue and has not recorded another $1.05 million, which represents the remaining 50%. If the agreement continues following completion of the safety and product characterization studies, the Company will recognize into revenue all research fees previously recorded as deferred revenue, plus the remaining 50% of its research expenses incurred in the research collaboration while AstraZeneca conducted the safety and product characterization studies that the Company would become eligible to receive, and will recognize future research fee revenues as the research is performed and related expenses are incurred.

AstraZeneca has the right to terminate the collaboration agreement if it determines in its sole discretion on or before April 20, 2007 not to proceed with the further development of TC-1734 (AZD3480) based on the results of its safety and product characterization studies and all other available information with respect to TC-1734 (AZD3480). If AstraZeneca were to terminate the collaboration agreement, the Company would be required to reimburse AstraZeneca for the amount of all research fees that it paid to the Company under the research collaboration under the agreement while AstraZeneca conducted the safety and product characterization studies. In addition, the Company would be required to pay AstraZeneca an additional $5 million as compensation for assigning to it the data and any intellectual property generated in the studies. In that event, upon final termination by AstraZeneca in accordance with the terms of the agreement, the Company would reduce deferred revenue by $5 million.

6. Related Party Transactions

As of June 30, 2006, R.J. Reynolds Tobacco Holdings, Inc. (“RJRT”) was the holder of 909,094 shares of the Company’s common stock. The Company has entered into the following transactions and agreements with RJRT in the ordinary course of business.

During 2002, the Company entered into a facility to borrow $2.5 million from RJRT accruing interest at 6.6%. This borrowing was repayable in monthly installments of $59,000 through the maturity date of May 1, 2006, and has been paid and satisfied in full as of June 30, 2006. In January 2004, the Company amended the facility with RJRT to allow for up to three additional tranches to be advanced to the Company for up to a total of $2.0 million. The Company was advanced an additional tranche on April 1, 2004 in the amount of $1.0 million. This additional tranche accrues interest at 5.87% and is repayable in monthly payments of $24,000 through the maturity date of April 1, 2008. The Company was advanced another additional tranche on December 23, 2004 in the amount of $973,000. This tranche accrues interest at 6.89% and is repayable in monthly payments of $23,000 through the maturity date of January 1, 2009.

In June 2006, the Company amended the facility with RJRT to provide an additional $2.0 million in aggregate borrowing capacity accessible in up to three draws that may be made on or before June 30, 2007. Each future draw would accrue interest at a per annum rate that approximates the hypothetical four-year U.S. Treasury rate, determined as of the date of the draw, plus 2.5% and be payable in equal monthly installments of principal and accrued interest over 48 months beginning on the first day of the month following the draw.

TARGACEPT, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS (continued)

June 30, 2006

6. Related Party Transactions (continued)

Under this related party note payable, the Company paid RJRT $261,000 and $320,000 during the three months ended June 30, 2006 and 2005, respectively, and $581,000 and $619,000 during the six months ended June 30, 2006 and 2005, respectively.

A member of the Company’s board of directors serves as an officer of RJRT. Equity compensation for such director’s service has previously been made, at the director’s request, directly to RJRT. The number of shares subject to stock options granted to RJRT in connection with the director’s services is 1,000 shares per year. In connection with the issuance of the stock options, the Company recognized compensation expense of $420 and $1,734 during the three months ended June 30, 2006 and 2005, respectively, and $840 and $3,816 during the six months ended June 30, 2006 and 2005, respectively.

The Company paid RJRT $0 and $24,000 for copy and print services for the three months ended June 30, 2006 and 2005, respectively, and $0 and $43,000 for the six months ended June 30, 2006 and 2005, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion together with our financial statements and accompanying notes included in this quarterly report and our audited financial statements included in our Registration Statement on Form S-1 (No. 333-131050), which is on file with the SEC. In addition to historical information, the following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results, performance or experience could differ materially from those indicated by the forward-looking statements due to important factors, risks and uncertainties, including, but not limited to, those set forth under “Cautionary Note Regarding Forward-Looking Statements” in Part I of this Quarterly Report on Form 10-Q and under “Risk Factors” in Item 1A of Part II of this Quarterly Report on Form 10-Q.

Overview

We are a biopharmaceutical company engaged in the design, discovery and development of a new class of drugs to treat multiple diseases and disorders of the central nervous system by selectively targeting a class of receptors known as neuronal nicotinic receptors, or NNRs. We have three product candidates in clinical development and multiple preclinical product candidates. Our lead product candidate is a novel small molecule that we refer to as TC-1734. In December 2005, we entered into a collaborative research and license agreement with AstraZeneca AB for the development and worldwide commercialization of TC-1734 as a treatment for Alzheimer’s disease, cognitive deficits in schizophrenia and potentially other conditions marked by cognitive impairment such as attention deficit hyperactivity disorder, commonly referred to as ADHD, age associated memory impairment, commonly referred to as AAMI, and mild cognitive impairment, commonly referred to as MCI. The agreement became effective in January 2006. We expect AstraZeneca initially to develop TC-1734, which it refers to as AZD3480, for mild to moderate Alzheimer’s disease and cognitive deficits in schizophrenia.

In addition to TC-1734 (AZD3480), our most advanced product candidates are:

•	TC-2696, which is a product candidate for acute post-operative pain that is currently in a Phase I multiple rising dose clinical trial.

•	Mecamylamine hydrochloride, which is currently in a Phase II clinical trial as an add-on therapy to citalopram hydrobromide for depression. Mecamylamine hydrochloride is the active ingredient in Inversine, our only product approved by the U.S. Food and Drug Administration, or FDA, for marketing. TC-5214 is one of the enantiomers of mecamylamine hydrochloride and a separate preclinical product candidate.

•	TC-2216, which is a preclinical product candidate for depression and anxiety disorders with potential application for other indications, such as obesity.

•	TC-5619, which is a preclinical product candidate selective for the NNR known as a7 with potential application for conditions such as schizophrenia, cognitive impairment and inflammation.

We trace our scientific lineage to a research program initiated by R.J. Reynolds Tobacco

Company in 1982 to study the activity and effects of nicotine in the body and the function of nicotinic receptors. We were incorporated in 1997 as a wholly owned subsidiary of RJR. In August 2000, we became an independent company when we issued and sold stock to venture capital investors. Since our inception, we have devoted substantially all of our resources to the discovery and development of our product candidates and technologies, including the design, conduct and management of preclinical and clinical studies and related manufacturing, regulatory and clinical affairs, as well as intellectual property prosecution.

We acquired rights to Inversine in August 2002. Inversine is approved for the management of moderately severe to severe essential hypertension, a high blood pressure disorder with an unknown cause. However, we believe that Inversine is prescribed predominantly for the treatment of neuropsychiatric disorders, such as Tourette’s syndrome, autism and bipolar disorder, in children and adolescents. Sales of Inversine generated revenue of $681,000 for the year ended December 31, 2005 and $308,000 for the six months ended June 30, 2006.

We have never been profitable. As of June 30, 2006, we had an accumulated deficit of $148.1 million. We expect to continue to incur substantial losses for the foreseeable future. We expect our research and development expenses to increase substantially over the next several years as we expand our clinical trial activity, as our product candidates advance through the development cycle and as we invest in additional product opportunities and research programs. We also expect our general and administrative expenses to increase substantially due to costs associated with being a public company. Clinical trials and preclinical studies are time-consuming, expensive and may never yield a product that will generate revenue. A substantial portion of our revenue for the next several years will depend on the conduct of research and the successful achievement of milestone events in the development of TC-1734 (AZD3480) under our agreement with AstraZeneca. Our revenue may vary substantially from quarter to quarter and year to year. We believe that period-to-period comparisons of our results of operations are not meaningful and should not be relied upon as indicative of our future performance.

Recent Developments

In August 2006, we resumed our Phase I multiple rising dose clinical trial of TC-2696. As previously disclosed, we had temporarily suspended the trial after two of three volunteers in the 100mg dose group discontinued participation due to side effects. We currently believe that genetic differences in the primary metabolic pathway of TC-2696 may have played a key role in the side effects and have resumed dosing in volunteers who are efficient metabolizers through that metabolic pathway. We plan to initiate a Phase II clinical trial of TC-2696 in molar extraction patients in the fourth quarter of 2006.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our unaudited financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate these estimates and judgments, including those described below. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results and experiences may differ materially from these estimates. In addition, our reported financial condition and results of operations could vary if new accounting standards are enacted that are applicable to our business.

Our significant accounting policies are described in Note 2 to our audited financial statements for the year ended December 31, 2005 included in our Registration Statement on Form S-1 (File No. 333-131050) and in the notes to our financial statements included in this quarterly report. We believe that our accounting policies relating to revenue recognition, accrued expenses and stock-based compensation are the most critical to understanding and evaluating our reported financial results. We have identified these policies as critical because they both are important to the presentation of our financial condition and results of operations and require us to make judgments and estimates on matters that are inherently uncertain and may change in future periods. These policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

Financial Operations Overview

Revenue

Inversine is our only approved product generating revenue. Sales of Inversine generated revenue of $681,000 for the year ended December 31, 2005 and $308,000 for the six months ended June 30, 2006. We have an exclusive distribution agreement with Cord Logistics, Inc., a Cardinal Health company, for the distribution of Inversine. We do not have or use a sales force or actively promote Inversine. Accordingly, we do not anticipate any significant increase in Inversine sales. If any of the very limited number of physicians that most often prescribe Inversine were to cease to do so, our revenue generated by Inversine sales would likely be substantially less. We have no other commercial products for sale and do not anticipate that we will have any other commercial products for sale for at least the next several years.

Our collaboration agreement with AstraZeneca became effective in January 2006. AstraZeneca paid us an initial fee of $10 million in February 2006. AstraZeneca has agreed to make an additional payment to us of $20 million if it decides to conduct a Phase II clinical trial of TC-1734 (AZD3480) following its completion of additional safety and product characterization studies conducted at its expense to generate further data with respect to TC-1734 (AZD3480). We expect AstraZeneca to complete these safety and product characterization studies within approximately six to ten months from June 30, 2006. We are eligible to receive other payments of up to $249 million, contingent upon the achievement of development, regulatory and first commercial sale milestones for TC-1734 (AZD3480) for Alzheimer’s disease, cognitive deficits in schizophrenia and ADHD, and royalties on future product sales. If TC-1734 (AZD3480) is developed under the agreement for indications other than Alzheimer’s disease, cognitive deficits in schizophrenia and ADHD, we would also be eligible to receive payments contingent upon the achievement of development, regulatory and first commercial sale milestones for TC-1734 (AZD3480) for those indications. Under the terms of a sponsored research agreement and a subsequent license agreement between us and the University of Kentucky Research Foundation, or UKRF, we are required to pay to UKRF a low single digit percentage of any of these amounts that we may receive from AstraZeneca. If AstraZeneca terminates our agreement upon completion of any or all of its safety and product characterization studies, we would be required to reimburse AstraZeneca for the amount of all research fees that it paid to us under the a4ß2 research collaboration while it conducted the studies. In that event, we would also be required to pay AstraZeneca an additional $5 million as compensation for assigning to us the data and any intellectual property generated in the studies, but we would not be required to refund the $10 million initial fee that AstraZeneca paid us.

We and AstraZeneca are conducting a preclinical research collaboration that is designed to discover and develop additional compounds that, like TC-1734 (AZD3480), act on the NNR known as a4ß2. During the period that AstraZeneca conducts its safety and product characterization studies, AstraZeneca has agreed to pay us research fees equal to 50% of our research expenses. If our agreement with AstraZeneca continues in effect following the completion of the safety and product characterization studies, AstraZeneca has agreed to pay us the remaining 50% of our research expenses incurred while those studies were conducted and thereafter research fees equal to 100% of our research expenses in the collaboration, subject to specified limits. In that event, based on the current budget for the a4ß2 research collaboration, we would expect to receive approximately $26.4 million in aggregate research fees assuming the planned four-year research term. The research fees that AstraZeneca has agreed to pay us are based on a negotiated rate designed to approximate our costs to conduct the research.

In 2003, we were awarded a cooperative agreement from the National Institute of Standards and Technology through its Advanced Technology Program. The terms of the agreement provide for us to receive up to $1.9 million over a three-year period to help fund the development of sophisticated new computer simulation software designed to more accurately predict biological and toxicological effects of drugs. The agreement provides for reimbursement of costs that we incur to perform specified work that is designed to meet the objectives of the agreement. We recognize grant revenue as we perform the work and incur reimbursable costs. In addition, we are a named subcontractor under a grant awarded to The California Institute of Technology by the National Institute on Drug Abuse, part of the National Institutes of Health, to fund research on innovative NNR-based approaches to the development of therapies for smoking cessation. We expect to receive approximately $1.1 million over five years in connection with this grant, beginning in the second half of 2006. Funding for awards under federal grant programs is subject to the availability of funds as determined annually in the federal appropriations process.

Research and Development Expense

Since our inception, we have focused our activities on our drug discovery and development programs. We expense research and development expenses as they are incurred. Research and development expenses represented approximately 78% of our total operating expenses for both the year ended December 31, 2005 and the six months ended June 30, 2006.

Research and development expense includes expenses associated with:

•	the employment of personnel involved in our drug discovery and development activities;

•	research and development facilities and equipment;

•	the screening, identification and optimization of product candidates;

•	the development and enhancement of our proprietary databases and computer-based molecular design technologies, which we refer to collectively as Pentad™;

•	formulation and chemical development;

•	production of clinical materials, including fees paid to contract manufacturers;

•	preclinical animal studies, including the costs to engage third-party research organizations;

•	clinical trials, including fees paid to contract research organizations to monitor and oversee some of our trials;

•	quality assurance activities;

•	compliance with FDA regulatory requirements;

•	consulting, license and sponsored research fees paid to third parties;

•	depreciation of capital assets used to develop our products; and

•	stock options or other stock-based compensation granted to personnel in research and development functions.

We use our employee and infrastructure resources across several programs. Consistent with our focus on the development of a class of drugs with potential uses in multiple indications, many of our costs are not attributable to a specifically identified program. Instead, these costs are directed to broadly applicable research efforts. Accordingly, we do not account for internal research and development costs on a program-by-program basis. As a result, we cannot state precisely the total costs incurred for each of our clinical and preclinical programs on a program-by-program basis.

The following table shows, for the periods presented, total payments that we made to third parties for preclinical study support, clinical supplies and clinical trial services for our most advanced product candidates, TC-1734 (AZD3480), TC-2696, mecamylamine hydrochloride, TC-2216 and TC-5619.

Product Candidate	Three months ended June 30,		Six months ended June 30,		Cumulative From Inception
	2006	2005	2006	2005
	(in thousands)
TC-1734 (AZD3480)	$26	$2,362	$92	$3,546	$15,472
TC-2696	136	696	198	699	3,115
Mecamylamine hydrochloride	114	118	241	191	1,521
TC-2216	279	—	1,016	—	1,914
TC-5619	205	—	265	—	284

	$760	$3,176	$1,812	$4,436	$22,306

At the end of 2004, we discontinued the development of mecamylamine hydrochloride for attention deficit hyperactivity disorder and another of our product candidates for ulcerative colitis following the completion of Phase II clinical trials. We made total payments to third parties of $61,000 for the six months ended June 30, 2005 in connection with these discontinued programs. The cumulative from inception amount shown above for mecamylamine hydrochloride does not include payments made to third parties in connection with the discontinued development for attention deficit hyperactivity disorder.

Our expenditures on current and future preclinical and clinical development programs are subject to numerous uncertainties in timing and cost to completion. We test compounds in numerous preclinical studies for safety, toxicology and efficacy. We then conduct clinical trials for those product candidates that we determine to be the most promising. If we do not establish a collaboration covering the development of a particular product candidate, we fund these trials ourselves. As we obtain results from clinical trials, we may elect to discontinue or delay trials for some product candidates in order to focus our resources on more promising product candidates. Completion of clinical trials by us or our collaborators may take several years or more, but the length of time generally varies substantially according to the type, complexity, novelty and intended use of a product candidate. The cost of clinical trials may vary significantly over the life of a program as a result of a variety of factors, including:

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

As a result of the uncertainties discussed above, we are unable to determine the duration and completion costs of our research and development programs or whether or when we will generate revenues from the commercialization and sale of any of our development stage product candidates. Our failure to complete our research and development programs could have a material adverse effect on our financial position or results of operations.

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

Income Taxes

We have incurred net operating losses since our incorporation in 1997 and consequently have not paid federal, state or foreign income taxes in any period. As of June 30, 2006, we had net operating loss carryforwards of approximately $96.6 million for state income tax purposes and $88.9 million for federal income tax purposes. We also had $2.5 million in research and development federal income tax credits as of June 30, 2006. Utilization of the net operating loss carryforwards and credits may be subject to a substantial annual limitation due to ownership change limitations provided by Section 382 of the Internal Revenue Code of 1986, as amended, and similar state provisions. When an ownership change, as defined by Section 382, occurs, an annual limitation is imposed on a company’s use of net operating loss and credit carryforwards attributable to periods before the change. For financial reporting purposes, we have recorded a valuation allowance to fully offset the deferred tax asset related to these carryforwards because realization of the benefit was uncertain.

Results of Operations

Three Months ended June 30, 2006 and 2005

Revenue

Revenue increased by $289,000 to $589,000 for the three months ended June 30, 2006, from $300,000 for the corresponding three-month period in 2005. The increase was principally attributable to recognition of $313,000 of the $10.0 million initial fee that we received from AstraZeneca in February 2006. Based on the agreement terms, we allocated $5.0 million of the initial fee to the a4ß2 research collaboration, which we expect to recognize as license fee revenue over the planned four-year term of the research collaboration. We began to recognize this allocated portion of the initial fee as license fee revenue in February 2006 at the rate of $104,000 per month. We deferred recognition of any of the remaining $5.0 million of the initial fee, which we allocated to the TC-1734 (AZD3480) license grants, until AstraZeneca makes a determination whether to conduct Phase II clinical development of TC-1734 (AZD3480) following its completion of additional safety and product characterization studies. We had no research fee revenue or license fee revenue in the comparable 2005 period.

In future periods, we are eligible to receive research fees, license fees and milestone payments under our collaboration agreement with AstraZeneca. The amount of research fees, license fees and milestone fees will depend on the extent of our research activities and the timing and achievement of development, regulatory and first commercial sale milestone events.

Net sales of Inversine decreased by $29,000 to $131,000 for the three months ended June 30, 2006, from $160,000 for the comparable three-month period in 2005 due to lower sales volume. We believe that the substantial majority of Inversine sales are derived from prescriptions written by a very limited number of physicians. If any of these physicians were to change their prescribing habits, it would likely cause sales of Inversine to decrease. We do not promote sales of Inversine.

Grant revenue increased by $7,000 to $146,000 for the three months ended June 30, 2006, from $139,000 for the comparable three-month period in 2005. The grant revenue in both periods resulted from work performed under a cooperative agreement awarded to us in the third quarter of 2003 by the National Institute of Standards and Technology through its Advanced Technology Program to fund the development of sophisticated molecular simulation software. The increase for the 2006 period reflects greater research activity by us under the cooperative agreement, as compared to the 2005 period. The term of this award expires September 30, 2006. In addition, we are a named subcontractor under a grant awarded to The California Institute of Technology by the National Institute on Drug Abuse, part of the National Institutes of Health, to fund research on innovative NNR-based approaches to the development of therapies for smoking cessation. We expect to receive approximately $1.1 million over five years in connection with this grant, beginning in the second half of 2006.

Research and Development Expense

Research and development expense decreased by $2.7 million to $4.6 million for the three months ended June 30, 2006, from $7.3 million for the comparable three-month period in 2005. The lower research and development expense was principally attributable to a decrease of $2.3 million in research and development expense relating to TC-1734 (AZD3480) in the 2006 period, as compared to the 2005 period, as a result of the assumption by AstraZeneca of development costs for that product candidate under our collaboration agreement, and a decrease of $561,000 in research and development expense for TC-2696 due to the temporary suspension of our Phase I multiple rising dose clinical trial due to side effects observed in one of the dose groups. These decreases were partially offset by an increase in research and development expense relating to TC-2216 and TC-5619 of $279,000 and $205,000, respectively, in the 2006 period as compared to the 2005 period to conduct additional preclinical safety studies and formulation work. The decreases were also partially offset by increased salary and benefit expense for research and development personnel in the 2006 period as compared to the 2005 period, and increased third-party service, supply and infrastructure costs incurred in connection with our ongoing a4ß2 research collaboration with AstraZeneca that we initiated in January 2006.

Research and development expense for the three months ended June 30, 2006 includes our costs to conduct research activities under the a4ß2 research collaboration with AstraZeneca. We believe that our research activities during the three-month period qualify us for $1.4 million in research fee revenue from AstraZeneca that we would recognize if the agreement continues in effect following AstraZeneca’s completion of the additional safety and product characterization studies of TC-1734 (AZD3480). During the period that AstraZeneca conducts the safety and product characterization studies, AstraZeneca has agreed to pay us 50% of our research expenses, subject to a specified limit. Accordingly, we have recorded 50% of $1.4 million, or $688,000, as deferred revenue and have not recorded the remaining $688,000 that we are not yet entitled to receive. We expect AstraZeneca to complete the safety and product characterization studies within approximately six to ten months from June 30, 2006.

General and Administrative Expense

General and administrative expense was $1.3 million for both the three months ended June 30, 2006 and 2005. We expect that our general and administrative expense will increase in future periods due to increased payroll, expanded infrastructure and increased insurance, consulting, legal, accounting and investor relations costs associated with being a public company.

Cost of Product Sales

For the three months ended June 30, 2006, cost of product sales was a credit balance of $22,000, as compared to cost of product sales of $98,000 for the comparable three-month period in 2005. All of these costs related to sales of Inversine. The decrease of $120,000 in cost of product sales between the two periods resulted primarily from a difference in the timing of our receipt of notification of a determination from the FDA with respect to our request for a waiver of annual FDA fees with respect to Inversine.

The FDA assesses product and establishment fees for marketed products each year for the twelve-month period beginning October 1. Payment is required in advance, but companies can request a waiver after making payment. In assessing waiver requests, the FDA considers whether the company is pursuing innovative drug products or technology and whether the fees would present a significant barrier to the company’s ability to develop, manufacture or market innovative drug products or technology. We have historically requested a waiver of the FDA fees with respect to Inversine. We pay the fees, record our payment as a prepaid item and then recognize the prepaid amount as cost of product sales ratably over the twelve-month period. If the FDA grants our waiver, we receive a refund of the fees, which has historically occurred in the year following the year in which they are paid. If that occurs, we cease recognizing the fees for the remainder of that twelve-month period and record a credit to cost of product sales equal to the amount previously recognized.

During the second quarter of 2006, we received notification that the FDA had granted our request for a waiver of establishment fees that had been assessed by the FDA and paid by us in 2005 with respect to Inversine and that the fees would be refunded. Upon receipt, we recorded a credit of $132,000, which equals the amount of expense that we recognized in prior periods with respect to these fees. In contrast to this second quarter 2006 determination by the FDA with respect to our request for a waiver of the FDA fees assessed and paid in 2005, we received the FDA’s determination with respect to our request for a waiver of the FDA fees assessed and paid in 2004 in the first quarter of 2005.

Although the FDA granted our request for a waiver of establishment fees assessed and paid in 2005 with respect to Inversine, the FDA did not, unlike prior years, grant our request for waiver of the corresponding product fees. These product fees totaled $42,000. The FDA decision not to grant the product fee waiver appeared to be primarily due to its assessment that, as a result of our receipt of the initial fee from AstraZeneca under our collaboration agreement, the product fees would not present a significant barrier for us. As permitted by the FDA, we have requested a reconsideration of our request for a waiver of the product fees that we paid in 2005 with respect to Inversine.

We plan to petition the FDA for a waiver of product and establishment fees with respect to Inversine in future years. Historically, the award that we received from the National Institute of Standards and Technology through its Advanced Technology Program to fund the development of sophisticated molecular simulation software has been significant in supporting our waiver requests. Our funding under the award concludes in the third quarter of 2006, and the likelihood that our pending or future fee waiver requests will be allowed is uncertain. If any future fee waiver request is not allowed, our cost of product sales for Inversine would increase.

Interest and Dividend Income

Interest and dividend income increased by $416,000 to $722,000 for the three months ended June 30, 2006, from $306,000 in the comparable three-month period in 2005. The increase was attributable to a substantially higher average cash balance during the 2006 period following completion of our initial public offering in April 2006 in which we received net proceeds of approximately $40.8 million and, to a lesser extent, higher short-term interest rates.

Interest Expense

Interest expense decreased by $48,000 to $24,000 for the three months ended June 30, 2006, from $72,000 for the comparable three-month period in 2005. The decrease was attributable to reduced indebtedness in the 2006 period, as compared to the 2005 period, resulting from our payment in August 2005 of the outstanding balance on a $1.3 million convertible promissory note to The Stanley Medical Research Institute and a lower principal balance under a loan facility used to finance capital equipment purchases, primarily laboratory equipment. In June 2006, we amended our existing loan facility to provide us with an additional $2.0 million in aggregate borrowing capacity available to us on or before June 30, 2007. We expect to have increased interest expense in future periods as we make anticipated draws on this facility to finance the purchase of equipment.

Six Months ended June 30, 2006 and 2005

Revenue

Revenue increased by $593,000 to $1.2 million for the six months ended June 30, 2006, from $603,000 for the corresponding six-month period in 2005. The increase was primarily attributable to recognition of $521,000 of the $10.0 million initial fee that we received from AstraZeneca in February 2006.

Net sales of Inversine decreased by $32,000 to $308,000 for the six months ended June 30, 2006, from $340,000 for the comparable six-month period in 2005. The decrease was due to lower sales volume.

Grant revenue increased by $42,000 to $305,000 for the six months ended June 30, 2006, from $263,000 for the comparable six-month period in 2005. The grant revenue in both periods resulted from work performed under the cooperative agreement awarded to us in the third quarter of 2003 by the National Institute of Standards and Technology. The increase for the 2006 period reflects greater research activity by us under the cooperative agreement, as compared to the 2005 period.

Research and Development Expense

Research and development expense decreased by $3.0 million to $9.4 million for the six months ended June 30, 2006, from $12.4 million for the comparable six-month period in 2005. The lower research and development expense was primarily attributable to a decrease of $3.5 million in research and development expense relating to TC-1734 (AZD3480) in the 2006 period, as compared to the 2005 period, as a result of the assumption by AstraZeneca of development costs for that product candidate under our collaboration agreement, and a decrease of $501,000 in research and development expense for TC-2696 due to the temporary suspension of our Phase I multiple rising dose clinical trial. These decreases were partially offset by an increase in research and development expense relating to TC-2216 and TC-5619 of $1.0 million and $265,000, respectively, in the 2006 period as compared to the 2005 period to conduct additional preclinical safety studies and formulation work. The decreases were also partially offset by increased salary and benefit expense for research and development personnel in the 2006 period as compared to the 2005 period, and increased third-party service, supply and infrastructure costs incurred in connection with our ongoing a4ß2 research collaboration with AstraZeneca that we initiated in January 2006.

Research and development expense for the six months ended June 30, 2006 includes our costs to conduct research activities under the a4ß2 research collaboration with AstraZeneca. We believe that our research activities during the six-month period qualify us for $2.1 million in research fee revenue from AstraZeneca that we would recognize if the agreement continues in effect following AstraZeneca’s completion of the additional safety and product characterization studies of TC-1734 (AZD3480). We have recorded 50% of $2.1 million, or $1.05 million, as deferred revenue and have not recorded the remaining $1.05 million that we are not yet entitled to receive.

General and Administrative Expense

General and administrative expense was $2.5 million for both the six months ended June 30, 2006 and 2005.

Transaction Charge

In the six months ended June 30, 2005, we recorded expense of $1.6 million in connection with a public offering that we terminated in March 2005. There were no similar expenses for the 2006 period as all costs that we incurred in connection with our initial public offering that we completed in April 2006 were recorded as prepaid expenses pending the completion of the offering and were offset against the proceeds from the offering upon completion.

Cost of Product Sales

In the six months ended June 30, 2006, our cost of product sales increased by $49,000 to $169,000 from $120,000 for the comparable six-month period in 2005. All of these costs related to sales of Inversine. The increase in cost of product sales for the 2006 period primarily reflects the FDA’s denial in June 2006 of our request for a waiver of product fees of $42,000 with respect to Inversine that had been assessed by the FDA and paid by us in 2005. In February 2005, the FDA granted our request for a waiver of product fees with respect to Inversine that had been assessed by the FDA and paid by us in 2004.

Interest and Dividend Income

Interest and dividend income increased by $424,000 to $1.0 million for the six months ended June 30, 2006, from $598,000 in the comparable six-month period in 2005. The increase was attributable to a substantially higher average cash balance during the 2006 period following completion of our initial public offering in April 2006 and, to a lesser extent, higher short-term interest rates.

Interest Expense

Interest expense decreased by $98,000 to $48,000 for the six months ended June 30, 2006, from $146,000 for the comparable six-month period in 2005. The decrease was attributable to reduced indebtedness in the 2006 period, as compared to the 2005 period, resulting from our payment in August 2005 of the outstanding balance on a $1.3 million convertible promissory note to The Stanley Medical Research Institute and a lower principal balance under a loan facility used to finance capital equipment purchases, primarily laboratory equipment.

Accretion of Preferred Stock

We recorded charges of $3.3 million for accretion of our preferred stock to its redemption value for the six months ended June 30, 2006, as compared to $5.6 million for the six months ended June 30, 2005. Upon completion of our initial public offering in April 2006, all of our outstanding shares of convertible preferred stock converted into shares of common stock, eliminating the potential that the convertible preferred stock would be redeemed. Accordingly, we recorded charges for accretion of preferred stock only until the date of completion of our initial public offering and, as of that date, reversed all previously recorded charges for accretion of preferred stock.

Liquidity and Capital Resources

Sources of Liquidity

From August 2000 when we became an independent company until completion of our initial public offering in April 2006, we financed our operations and internal growth primarily through private placements of convertible preferred stock. We derived aggregate net proceeds of $121.8 million from these private placements. In April 2006, we completed an initial public offering of our common stock, consisting of 5.0 million shares of our common stock at a price of $9.00 per share. After deducting underwriting discounts and commissions and other offering expenses, our net proceeds from the offering were approximately $40.8 million. We have also received additional funding from upfront license fees and payments for research and development services under collaboration agreements, equipment and building lease incentive financing, government grants and interest income. We began generating revenues from product sales of Inversine in December 2002. To date, the net contribution from Inversine sales has not been a significant source of cash and we do not expect it to be a significant source in the future.

Under our collaboration agreement with AstraZeneca, AstraZeneca paid us an initial fee of $10.0 million in February 2006. AstraZeneca has agreed to make an additional payment to us of $20.0 million if it decides to conduct a Phase II clinical trial of TC-1734 (AZD3480) following its completion of additional safety and product characterization studies conducted at its expense to generate further data with respect to TC-1734 (AZD3480). We expect AstraZeneca to complete these safety and product characterization studies within approximately six to ten months from June 30, 2006. If AstraZeneca terminates our agreement upon completion of any or all of its additional safety and product characterization studies, we would be required to reimburse AstraZeneca for the amount of all research fees that it paid to us under the a4ß2 research collaboration that we and AstraZeneca are conducting under the agreement while AstraZeneca conducted the studies. In addition, we would be required to pay AstraZeneca an additional $5.0 million as compensation for assigning to us the data and any intellectual property generated in the studies.

In June 2006, we amended our existing loan facility with R.J. Reynolds Tobacco Holdings, Inc. to provide us with an additional $2.0 million in aggregate borrowing capacity accessible in up to three draws that may be made on or before June 30, 2007. Each future draw would accrue interest at a per annum rate that approximates the hypothetical four-year U.S. Treasury rate, determined as of the date of the draw, plus 2.5% and be payable in equal monthly installments of principal and accrued interest over 48 months beginning on the first day of the month following the draw.

Our cash, cash equivalents and short-term investments were $63.5 million as of June 30, 2006.

Cash Flows

Net cash used in operating activities was $1.3 million for the six months ended June 30, 2006, as compared to $13.8 million for the comparable six-month period in 2005. The difference between the two periods was primarily due to a reduction in net loss of $5.7 million for the 2006 period as compared to the 2005 period and to our receipt in February 2006 of the initial fee of $10.0 million from AstraZeneca under our collaboration agreement, net of the $521,000 portion of the initial fee recognized as of June 30, 2006.

Net cash used in investing activities was $12.8 million for the six months ended June 30, 2006, as compared to $233,000 for the comparable six-month period in 2005. The increase in the 2006 period was primarily due to our investment of $12.0 million in short-term certificate of deposits following completion of our initial public offering in April 2006, as compared to the 2005 period when we held our cash primarily in a money market account. In addition, we purchased $800,000 of equipment in the first half of 2006 to support our activities under our a4ß2 research collaboration with AstraZeneca, an increase of $567,000 over our equipment purchases during the comparable 2005 period.

Net cash provided by financing activities was $40.6 million for the six months ended June 30, 2006, as compared to $93,000 for the comparable six-month period in 2005. The increase in the 2006 period was primarily due to our receipt of $40.8 million in net proceeds from our initial public offering completed in April 2006.

In April 2002, we received a $500,000 loan from the City of Winston-Salem. Under the terms of this borrowing there is no interest and no payments due until after the five-year anniversary of the loan. Beginning in April 2007, following the five-year grace period, the loan is payable in 60 equal monthly installments of $9,400 based on a 5% interest rate in effect over the repayment period.

In May 2002, we borrowed $2.5 million from R.J. Reynolds Tobacco Holdings, Inc. to finance equipment and other fixed assets that we had previously purchased. This borrowing was paid and satisfied in full in May 2006. In January 2004, we amended the terms of the facility to permit us to borrow up to an additional $2.0 million in 2004 in up to three separate borrowings. We borrowed $1.0 million in April 2004 and $973,000 in December 2004 under the amended facility to finance equipment. The April 2004 borrowing bears a fixed interest rate of 5.87%, is payable in 48 equal monthly installments and matures in April 2008. The December 2004 borrowing bears a fixed interest rate of 6.89%, is payable in 48 monthly installments and matures in January 2009. In June 2006, we further amended the facility to permit us to borrow an additional $2.0 million on or before June 30, 2007 in up to three separate borrowings. Each borrowing would accrue interest at a per annum rate that approximates the hypothetical four-year U.S. Treasury rate, determined as of the date of the borrowing, plus 2.5% and be payable in equal monthly installments of principal and accrued interest over 48 months beginning on the first day of the month following the borrowing. All borrowings under the facility are, and all future borrowings under the facility will be, secured by specified tangible fixed assets determined sufficient by the lender at the time of disbursement. As of June 30, 2006, the outstanding principal balance under the loan facility was $1.2 million.

Funding Requirements

We have incurred significant losses since our inception. As of June 30, 2006, we had an accumulated deficit of $148.1 million. We expect to continue to incur substantial operating losses for the foreseeable future. Our future capital requirements are difficult to forecast and will depend on many factors, including:

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

We anticipate that implementing our strategy will require substantial increases in our capital requirements as we expand our clinical trial activity, as our product candidates advance through the development cycle, and as we invest in additional product opportunities and research programs and expand our infrastructure. In particular, we anticipate that we will purchase additional equipment over the next several quarters, and that we will lease additional laboratory space in or about the fourth quarter of 2006, to support our activities under our a4ß2 research collaboration with AstraZeneca. We do not expect our existing capital resources to be sufficient to enable us to fund the completion of the development of any of our other product candidates. We expect that our existing capital resources will be sufficient to fund our operations through mid-2008. However, our operating plan may change as a result of many factors, including those described above. In particular, our operating plan may change if AstraZeneca decides not to proceed with the further development of TC-1734 following its completion of any or all of the safety and product characterization studies that it conducts and terminates our agreement. In that event, we would be required to reimburse AstraZeneca for the amount of all research fees that it paid to us under the a4ß2 research collaboration while it conducted the studies. We would also be required to pay to AstraZeneca an additional $5.0 million as compensation for assigning to us the data and any intellectual property generated in the studies, but we would not be required to refund the $10.0 million initial fee that AstraZeneca paid us. We may need additional funds sooner than planned to meet operational needs and capital requirements for product development.

We do not expect to generate sufficient cash from our operations to sustain our business for the foreseeable future. We expect our continuing operating losses to result in increases in our cash required to fund operations over the next several quarters and years. To the extent our capital resources are insufficient to meet future capital requirements, we will need to finance future cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. Additional equity or debt financing, or corporate collaboration and licensing arrangements, may not be available on acceptable terms, if at all. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate our research and development programs, reduce our planned commercialization efforts, or obtain funds through arrangements with collaborators or others that may require us to relinquish rights to certain drug candidates that we might otherwise seek to develop or commercialize independently. Additionally, any future equity funding may dilute the ownership of our stockholders.

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board issued Financial Accounting Standards Interpretation No. 48, Accounting for Uncertainty in Income Taxes, or FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not currently expect FIN 48 to have any impact on its financial reporting for at least the next several years.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The primary objective of our investment activities is to preserve our capital to fund operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of cash equivalents and short-term investments in a variety of securities of high credit quality. As of June 30, 2006, we had cash, cash equivalents and short-term investments of $63.5 million. A portion of our investments may be subject to interest rate risk and could fall in value if market interest rates increase. However, because our investments are short term in duration, we believe that our exposure to interest rate risk is not significant and estimate that an immediate and uniform 10% increase in market interest rates from levels as of June 30, 2006 would not have a material impact on the total fair value of our portfolio.

We contract for the conduct of some of our clinical trials and other research and development and manufacturing activities with contract research organizations, investigational sites and manufacturers in Europe and India. We may be subject to exposure to fluctuations in foreign currency exchange rates in connection with these agreements. If the average Euro/U.S. dollar exchange rate, or the average Indian Rupee/U.S. dollar exchange rate were to strengthen or weaken by 10% against the respective exchange rates as of June 30, 2006, we estimate that the impact on our financial position, results of operations and cash flows would not be material. We do not hedge our foreign currency exposures.

We have not used derivative financial instruments for speculation or trading purposes.

Item 4. Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures in accordance with Rule 13a-15 under the Exchange Act as of the end of the period covered by this quarterly report. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of the end of the period covered by this quarterly report, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (a) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure and (b) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors.

Risks Related to Our Financial Results and Need for Additional Financing

We have incurred losses since our inception and anticipate that we will continue to incur substantial losses for the foreseeable future. We may never achieve or sustain profitability.

We were incorporated in 1997 and operated as a wholly owned subsidiary of R.J. Reynolds Tobacco Company until August 2000. We have a limited operating history and have incurred substantial net losses since our inception. As of June 30, 2006, we had an accumulated deficit of $148.1 million. Our net loss was $9.9 million for the six months ended June 30, 2006 and $29.0 million for the year ended December 31, 2005. Our losses have resulted principally from costs incurred in connection with our research and development activities, including clinical trials, and from general and administrative expenses associated with our operations. We expect to continue to incur substantial losses for the foreseeable future. We expect our research and development expenses to increase substantially over the next several years as we expand our clinical trial activity and as our product candidates advance through the development cycle. We also expect our general and administrative expenses to increase substantially as we expand our infrastructure. As a result, we will need to generate significant revenues to pay these expenses and achieve profitability.

Inversine is our only current source of product revenue. We acquired the rights to Inversine in August 2002. Sales of Inversine generated revenues of only $308,000 for the six months ended June 30, 2006 and $681,000 for the year ended December 31, 2005. Inversine is approved in the United States for the management of moderately severe to severe essential hypertension, a high blood pressure disorder. However, we believe that the substantial majority of Inversine sales are derived from prescriptions written by a very limited number of physicians for the treatment of neuropsychiatric disorders, such as Tourette’s syndrome, autism and bipolar disorder, in children and adolescents. If any of these physicians were to change their prescribing habits, Inversine sales would suffer. We do not expect that sales of Inversine will increase substantially in the future.

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

Our current operating plan provides for us to continue, either alone or with a collaborator, to advance our product candidates through the development process. Our net cash used in operating activities for 2005 was $26.2 million, or approximately $2.2 million per month. Our net cash used in operating activities for the six months ended June 30, 2006 was $1.3 million, which reflects the $10 million initial fee that we received from AstraZeneca in February 2006. If the initial fee paid by AstraZeneca were excluded, our net cash used in operating activities would have been $11.3 million, or approximately $1.9 million per month. We are including net cash used in operating activities for the six months ended June 30, 2006 exclusive of the initial fee paid by AstraZeneca, a non-GAAP financial measure, because we believe that including only net cash used in operating activities would not be a true reflection of our monthly operating cash flows.

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

If AstraZeneca does not proceed with a Phase II clinical trial of TC-1734 (AZD3480) and terminates our collaboration agreement, we may need additional capital sooner than planned.

Our collaboration agreement with AstraZeneca provides for AstraZeneca to conduct additional safety and product characterization studies of TC-1734 (AZD3480) before deciding whether to proceed with planned Phase II clinical trials to evaluate the efficacy of TC-1734 (AZD3480) in mild to moderate Alzheimer’s disease and cognitive deficits in schizophrenia. Upon completion of any or all of the safety and product characterization studies, AstraZeneca has the right to terminate our agreement based on the results of the studies and all other available information with respect to TC-1734 (AZD3480). In that event, we would be required to reimburse AstraZeneca for the amount of all research fees that it paid to us under the a4ß2 research collaboration that we and

AstraZeneca are conducting under the agreement while AstraZeneca conducted the studies. We would also be required to pay AstraZeneca $5 million as compensation for assigning to us the data and any intellectual property generated in the studies, but we would not be required to refund the $10 million initial fee that AstraZeneca paid us. If AstraZeneca terminates our agreement, we may need additional capital sooner than planned.

AstraZeneca’s safety and product characterization studies consist of:

•	in vitro studies to assess whether TC-1734 (AZD3480), when administered at a therapeutically relevant dose, activates a particular protein that can activate an enzyme known as CYP1A1 that is considered by some scientists to increase susceptibility to cancer;

•	a clinical trial to characterize the cardiovascular effects of various doses of TC-1734 (AZD3480) in persons who break down and eliminate, or metabolize, TC-1734 (AZD3480) at varying rates;

•	a single-dose study in dogs to further assess the cardiovascular effects of TC-1734 (AZD3480); and

•	small clinical trials to evaluate the interaction and combined effects of TC-1734 (AZD3480) with paroxetine, a known inhibitor of a key enzyme involved in the primary metabolic pathway of TC-1734 (AZD3480), and with multiple commonly prescribed treatments for schizophrenia.

In addition, during the period in which AstraZeneca conducts these safety and product characterization studies, we expect that AstraZeneca will conduct other research and development activities with TC-1734 (AZD3480) customary for its stage of development, such as studies to characterize its mechanism of action and pharmaceutical development and formulation work. We also expect that during this period AstraZeneca will conduct one or more Phase I clinical trials in healthy volunteers of Japanese descent to support the potential future pursuit of regulatory approval of TC-1734 (AZD3480) in Japan.

In a study in rats conducted by a former collaborator of ours, TC-1734 (AZD3480) was found to activate the enzyme CYP1A1, but at a dose substantially higher than the doses at which we and AstraZeneca plan to pursue development of TC-1734 (AZD3480) for Alzheimer’s disease and cognitive deficits in schizophrenia. If AstraZeneca determines that TC-1734 also activates CYP1A1 in humans at a therapeutically relevant dose, AstraZeneca may terminate our agreement.

In addition, the study design for AstraZeneca’s single-dose cardiovascular study of TC-1734 (AZD3480) in dogs was substantially similar to a study previously conducted by a former collaborator of ours as part of the preclinical evaluation of TC-1734 (AZD3480) in which cardiovascular effects were observed. However, we believe that the cardiovascular effects observed in the prior study were not related to TC-1734 (AZD3480), but resulted from the presence of a substance that was used to facilitate the administration and delivery of TC-1734 (AZD3480) and that is now known to cause cardiovascular effects in dogs. AstraZeneca did not use that substance in its study. We did not observe cardiovascular effects in subsequent studies that we conducted in dogs in which we administered TC-1734 (AZD3480) over 90 days and 180 days. If the results of AstraZeneca’s single-dose study in dogs are not favorable, AstraZeneca may terminate our agreement.

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

We and AstraZeneca have agreed to develop TC-1734 (AZD3480) for Alzheimer’s disease and cognitive deficits in schizophrenia. However, TC-1734 (AZD3480) has not yet been evaluated in any clinical trial in patients suffering from Alzheimer’s disease or cognitive deficits in schizophrenia. In March 2006, we independently completed a Phase II clinical trial of TC-1734 (AZD3480) in AAMI that was designed to further assess the effects of TC-1734 (AZD3480) on cognition in a cognitively impaired older adult population. Our ability to generate product revenue in the future will depend heavily on the successful development and commercialization of TC-1734 (AZD3480).

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

If safety studies conducted by AstraZeneca demonstrate that TC-1734 (AZD3480) is not safe for individuals that metabolize the drug slowly or when the primary means by which the body metabolizes TC-1734 (AZD3480) is blocked, AstraZeneca could cease development of TC-1734 (AZD3480) and terminate its agreement with us. Poor results from these safety studies or termination of our agreement with AstraZeneca would make it more difficult for us to advance development and obtain the regulatory approvals required to market and sell TC-1734 (AZD3480).

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

As discussed in greater detail above under “—Risks Related to Our Financial Results and Need for Additional Financing,” our agreement with AstraZeneca provides for AstraZeneca to conduct additional safety and product characterization studies of TC-1734 (AZD3480) before deciding whether to proceed with further development of TC-1734 (AZD3480). In particular, our agreement with AstraZeneca provides that AstraZeneca will assess the safety of TC-1734 (AZD3480) in both extensive metabolizers and poor metabolizers, as well as in combination with another drug that may block the primary metabolic pathway of TC-1734 (AZD3480). We expect AstraZeneca to conduct a clinical trial to characterize the cardiovascular effects of TC-1734 (AZD3480) in both extensive metabolizers and poor metabolizers and that the trial may potentially involve doses of up to 200mg. The highest dose at which we have assessed the safety of TC-1734 (AZD3480) in persons over the age of 65 is 150mg, in the first Phase II clinical trial in AAMI that we conducted. In that trial, three out of eight subjects treated with 150mg of TC-1734 (AZD3480) while fasting experienced side effects such as headache, lightheadedness, dizziness and vomiting and dropped out of the trial. However, in a Phase I single rising dose clinical trial of TC-1734 (AZD3480) that we conducted, TC-1734 (AZD3480) was well tolerated at a dose of up to 320mg in young adults. We also expect AstraZeneca to conduct a small clinical trial to characterize the cardiovascular effects of TC-1734 (AZD3480) when administered in combination with paroxetine, a known inhibitor of a key enzyme involved in the primary metabolic pathway of TC-1734 (AZD3480).

If the safety studies conducted by AstraZeneca demonstrate that TC-1734 (AZD3480) is not safe in poor metabolizers or is not safe when the primary metabolic pathway for TC-1734 (AZD3480) is blocked, AstraZeneca could decide not to conduct a Phase II clinical trial of TC-1734 (AZD3480) and terminate its agreement with us. If AstraZeneca terminates our agreement, it would delay our development of TC-1734 (AZD3480). In addition, poor results from these studies would make it more likely that we would not receive the regulatory approvals required to market and sell TC-1734 (AZD3480). Even if we were to receive the required regulatory approvals, the regulatory authorities could limit the patient population for which TC-1734 (AZD3480) is approved to those who are extensive or intermediate metabolizers through the primary metabolic pathway of TC-1734 (AZD3480). If regulatory authorities limit the patient population for which TC-1734 (AZD3480) is approved in this manner, it would have an adverse effect on the commercial potential of TC-1734 (AZD3480).

If the combination of TC-1734 (AZD3480) administered together with other drugs that are commonly prescribed for schizophrenia is not considered to be safe, the commercial potential of TC-1734 (AZD3480) would be adversely affected.

A drug that is generally safe when taken alone may not be safe or may not be as safe when taken together with other drugs. We expect AstraZeneca to conduct a small clinical trial of TC-1734 (AZD3480) administered together with multiple commonly prescribed treatments for schizophrenia in healthy volunteers to evaluate the interaction of the drugs and the combined effects on metabolism and safety. If the interaction of TC-1734 (AZD3480) and any or all of the commonly prescribed treatments for schizophrenia adversely affects the metabolism of TC-1734 (AZD3480) such that TC-1734 (AZD3480) and any of those treatments are determined to be unsafe together, it could limit the commercial potential of TC-1734 (AZD3480) as a treatment for cognitive deficits in schizophrenia. Moreover, AstraZeneca could decide not to advance TC-1734 (AZD3480) as a treatment for cognitive deficits in schizophrenia, which would limit the overall commercial potential of TC-1734 (AZD3480). Furthermore, if the interaction of TC-1734 (AZD3480) with any of these commonly prescribed treatments adversely affects the metabolism of TC-1734 (AZD3480), AstraZeneca could decide not to conduct any Phase II clinical trials of TC-1734 (AZD3480) and terminate its agreement with us. If AstraZeneca terminates our agreement, it would delay our development of TC-1734 (AZD3480).

If we do not obtain the regulatory approvals required to market and sell our product candidates, our ability to generate product revenue will be materially impaired and our business will not be successful.

The preclinical laboratory testing, development, manufacturing and clinical trials of product candidates that we develop, whether independently or in collaboration with a third party, as well as their distribution, sale and marketing, are regulated by the FDA and other federal, state and local governmental authorities in the United States and by similar agencies in other countries. We must receive regulatory approval of each product candidate before we can market and sell it. We have only limited experience in pursuing regulatory approvals. Securing FDA approval requires the submission of extensive preclinical and clinical data and information about the chemistry and manufacture of, and control procedures for, each potential product. In addition, the supporting information submitted to the FDA must establish the safety and efficacy of the product candidate for each indicated use. The drug development and marketing approval process takes many years, requires the expenditure of substantial resources, is subject to delays and can vary substantially based upon the type, complexity and novelty of the product candidates involved. In addition to the time and expense involved, the process is uncertain and we may never receive the required regulatory approvals. In addition, the FDA, the U.S. Congress and foreign regulatory authorities may from time to time change approval policies or adopt new laws or regulations, either of which could prevent or delay our receipt of required approvals. Even if we receive regulatory approval to market a particular product candidate, the approval will be subject to limitations on the indicated uses for which it may be marketed and may not permit labeling claims that are necessary or desirable for its promotion.

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

We may not be able to obtain authority or approval from the FDA, other applicable regulatory authorities or the institutional review boards at our intended investigational sites to commence or complete our clinical trials. Before a clinical trial may commence in the United States, we must submit an investigational new drug application, or IND, containing preclinical studies, chemistry, manufacturing, control and other information and a study protocol to the FDA. If the FDA does not object within 30 days after submission of the IND, then the trial may commence. If commenced, we, the FDA, other applicable regulatory authorities or institutional review boards may delay, suspend or terminate clinical trials of a product candidate at any time if, among other reasons, we or they believe the subjects or patients participating in the clinical trials are being exposed to unacceptable health risks or for other reasons.

If we do not prove in clinical trials that our product candidates are safe and effective, we will not obtain marketing approvals from the FDA and other applicable regulatory authorities. In particular, one or more of our product candidates may not exhibit the expected medical benefits in humans, may cause harmful side effects or may have other unexpected characteristics that preclude regulatory approval for any or all indications of use or limit commercial use if approved. For example, in the 100mg dose group of our Phase I multiple rising dose trial of TC-2696, our product candidate for pain, we suspended further dosing after two of three volunteers discontinued participation in the trial due to dizziness, nausea and, in one case, vomiting. Both of these volunteers had received a single dose of TC-2696 prior to discontinuing participation in the trial. We did not see comparable effects at 100mg in our completed single rising dose trial of TC-2696. Based on in vitro metabolism studies of TC-2696 that we subsequently conducted, we currently believe that genetic differences in the primary metabolic pathway of TC-2696 may have played a key role in the different effects of 100mg observed in our single rising dose trial and our multiple rising dose trial. We have not yet determined definitively the dose range in which positive medical effects, if any, are achieved with TC-2696. If following further evaluation we determine that the different effects observed are in fact due to the primary metabolic pathway of TC-2696, that TC-2696 is not safe in poor metabolizers or is not safe when the primary metabolic pathway for TC-2696 is blocked and that 100mg of TC-2696 is within the dose range in which positive medical effects are achieved with TC-2696, we may not receive the regulatory approvals required to market and sell TC-2696. Even if we do receive the required regulatory approvals, the regulatory authorities may limit the patient population for which TC-2696 is approved to those who are extensive or intermediate metabolizers through TC-2696’s primary metabolic pathway.

We engaged an independent statistician to conduct an interim analysis and to make a recommendation as to whether it would be advisable to increase the number of patients in our ongoing Phase II clinical trial of mecamylamine hydrochloride as an add-on therapy for depression. The independent statistician reviewed available data from the first 105 patients who completed the trial. In March 2006, the independent statistician recommended that we increase the number of patients by 607 patients per dose group based on his interim analysis of data relating to the primary efficacy endpoint of the trial. This recommendation is consistent with a prior recommendation from the same independent statistician based on available data from the first 50 patients who had completed the trial. We have not implemented the independent statistician’s recommendation and plan to complete the trial as designed. We believe that the independent statistician’s recommendation suggests that, when data from all subjects who complete the trial become available, the result on the primary efficacy endpoint for the trial may not be statistically significant. If the primary efficacy endpoint for the trial is not statistically significant, we may choose not to conduct any further development of mecamylamine hydrochloride or TC-5214 for depression. If we do conduct further development of mecamylamine hydrochloride or TC-5214 for depression, the results of future clinical trials may not provide sufficient evidence that either product candidate is effective in treating depression. If we are unable to demonstrate in clinical trials that mecamylamine hydrochloride or TC-5214 is effective in treating depression, we will not receive the regulatory approvals required to market and sell either product candidate for depression.

We and AstraZeneca have agreed to develop TC-1734 (AZD3480) as a treatment for Alzheimer’s disease and for cognitive deficits in schizophrenia. We and AstraZeneca may also in the future pursue the development of TC-1734 (AZD3480) as a treatment for AAMI. AAMI is a condition that is characterized by gradual memory loss or other cognitive impairment that generally occurs with normal aging. Because AAMI accompanies normal aging, is not a disease state and does not prevent a person from functioning on a daily basis, the FDA or foreign regulatory authorities may require that we establish that TC-1734 (AZD3480) meets a higher threshold of safety than the FDA or foreign regulatory authorities would require for diseases and more severe disorders. If we or AstraZeneca is unable to demonstrate that TC-1734 (AZD3480) meets this higher safety threshold, the FDA or foreign regulatory authorities may not grant approval to market TC-1734 (AZD3480) for the treatment of AAMI.

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

If positive results of our completed clinical trials of TC-1734 (AZD3480) in AAMI and MCI are not replicated in future clinical trials in Alzheimer’s disease, cognitive deficits in schizophrenia or other indications, we and AstraZeneca will not obtain the regulatory approvals required to market and sell TC-1734 (AZD3480).

Positive findings in preclinical studies of a product candidate may not be predictive of similar results in clinical trials in humans. In addition, positive results in early clinical trials of a product candidate may not be replicated in later clinical trials. In particular, we completed a Phase II clinical trial of TC-1734 (AZD3480) in AAMI in March 2006. We previously completed two other Phase II clinical trials of TC-1734 (AZD3480), one in AAMI and one in mild cognitive impairment, commonly referred to as MCI. In those trials, TC-1734 (AZD3480) demonstrated positive effects on cognition. However, our findings in those trials on cognition may not be replicated in future clinical trials of TC-1734 (AZD3480) in Alzheimer’s disease, cognitive deficits in schizophrenia or other indications that involve a large number of subjects and a long duration of dosing. In addition, although TC-1734 (AZD3480) demonstrated positive effects at some dose levels with respect to some measures of cognition tested in the first Phase II clinical trial in AAMI that we conducted, TC-1734 (AZD3480) did not demonstrate positive effects as to all measures at all dose levels and placebo showed superior effects to TC-1734 (AZD3480) as to some measures at some dose levels in that trial.

Like most drugs, the active component of TC-1734 (AZD3480) must be combined with an inactive component to form a powder, known as a salt, that is suitable for commercialization as a pharmaceutical product. We anticipate that we or AstraZeneca may use a different salt form of TC-1734 (AZD3480) in the planned Phase II trials in mild to moderate Alzheimer’s disease and cognitive deficits in schizophrenia and in future clinical trials of TC-1734 (AZD3480) than we used in our completed trials. The results of our completed clinical trials of TC-1734 (AZD3480) in the initial salt form may not be replicated in any future clinical trials of TC-1734 (AZD3480) in a different salt form.

In our completed clinical trials of TC-1734 (AZD3480) in AAMI and MCI, we used a battery of tests developed by CDR Ltd. to assess each subject’s cognitive function. However, if we or AstraZeneca use an additional or a different test battery for any future AAMI or MCI trials, there would be a greater risk that the results of our completed Phase I and Phase II clinical trials of TC-1734 (AZD3480) will not be replicated in those future clinical trials and that the future trials will not provide a sufficient basis for further development or regulatory approval.

If we and AstraZeneca do not have success in clinical trials of TC-1734 (AZD3480) for Alzheimer’s disease or cognitive deficits in schizophrenia, we and AstraZeneca will not obtain the regulatory approvals required to market TC-1734 (AZD3480) for Alzheimer’s disease or cognitive deficits in schizophrenia notwithstanding positive results in clinical trials of TC-1734 (AZD3480) in other indications.

We and AstraZeneca have agreed to develop TC-1734 (AZD3480) for Alzheimer’s disease and cognitive deficits in schizophrenia. We and AstraZeneca may in the future also seek to develop TC-1734 (AZD3480) for other conditions marked by various degrees of cognitive impairment, such as ADHD, AAMI or MCI. Successful results in clinical trials of TC-1734 (AZD3480) in a condition marked by one degree of cognitive impairment may not be predictive of successful results in clinical trials of TC-1734 (AZD3480) in a condition marked by more severe cognitive impairment or in cognitive impairment resulting from a different condition. Neither we nor AstraZeneca has conducted any clinical trial of TC-1734 (AZD3480) in Alzheimer’s disease or cognitive deficits in schizophrenia. The findings in any of our completed Phase II trials of TC-1734 (AZD3480) in AAMI or MCI may not be predictive of the effect of TC-1734 (AZD3480) in Alzheimer’s disease or cognitive deficits in schizophrenia.

The CDR test battery that we have used in our clinical trials of TC-1734 (AZD3480) is different from the Alzheimer’s Disease Assessment Scale-cognitive subscale, or ADAS-Cog, the test battery that is most often used to assess the efficacy of drugs for Alzheimer’s disease. ADAS-Cog is designed to measure improvement in persons who are severely impaired and is generally less sensitive than the CDR test battery in measuring improvement in persons who are less impaired. We expect that AstraZeneca will use ADAS-Cog, and not the CDR test battery, as the primary endpoint in future clinical trials of TC-1734 (AZD3480) in Alzheimer’s disease. The findings in our completed trials as to the effect of TC-1734 (AZD3480) on various aspects of cognition as measured by the CDR test battery may not be predictive of the effect of TC-1734 (AZD3480) on cognition as measured by ADAS-Cog. If future clinical trials of TC-1734 (AZD3480) in Alzheimer’s disease are not successful, we and AstraZeneca will not obtain the regulatory approvals required to market TC-1734 (AZD3480) for Alzheimer’s disease.

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

Clinical trials require sufficient patient enrollment, which is a function of many factors, including the size of the patient population, the nature of the trial protocol, the proximity of patients to clinical sites, the availability of effective treatments for the relevant disease and the eligibility criteria for the clinical trial. Delays in patient enrollment can result in increased costs and longer development times. We previously experienced delays in patient enrollment for our Phase II clinical trial of TC-1734 (AZD3480) in persons with MCI. In that trial, we limited the eligible patient population to persons whose condition was sufficiently severe to qualify for a diagnosis of MCI, but not severe enough to qualify for a diagnosis of dementia. Similarly, we expect that the eligible patient population for the Phase II clinical trial of TC-1734 (AZD3480) for mild to moderate Alzheimer’s disease planned to be conducted by AstraZeneca will be limited to Alzheimer’s disease patients for whom the disease has not yet progressed to the severe stage. As a result of these inclusion limits, there could be delays in recruitment for this trial similar to those that we experienced in our MCI trial. In addition, this trial would require some of the Alzheimer’s disease patients to be assigned randomly into a dosing group that would receive placebo instead of TC-1734 (AZD3480).

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

In our completed Phase I single rising dose trial of TC-2696 and in our ongoing Phase I multiple rising dose trial of TC-2696, we used a particular salt form of TC-2696 that we refer to as the hemigalactarate salt. We do not expect that the hemigalactarate salt form of TC-2696 will ultimately be viable for marketing as a pharmaceutical product because it accumulates moisture. We are currently conducting additional work to develop a salt form of this product candidate that is acceptable for use as a pharmaceutical product. If we are unable to develop a pharmaceutically acceptable salt form of TC-2696, we may have to terminate or substantially delay development of this product candidate.

If the FDA or foreign regulatory authorities do not consider AAMI or MCI to be a clinical indication appropriate for the approval of a drug, we and AstraZeneca will not receive the regulatory approvals required to market and sell TC-1734 (AZD3480) for AAMI or MCI.

We and AstraZeneca have agreed to develop TC-1734 (AZD3480) for Alzheimer’s disease and cognitive deficits in schizophrenia. In addition, we and AstraZeneca may in the future pursue the development of TC-1734 (AZD3480) for other conditions, such as one or both of AAMI and MCI. Neither the FDA nor, to our knowledge, any foreign regulatory authority has approved a drug indicated for use in the treatment of AAMI or MCI. Furthermore, neither AAMI nor MCI is listed in the Diagnostic and Statistical Manual of Mental Disorders, Fourth Edition, or DSM-IV, the manual published by the American Psychiatric Association to establish diagnostic criteria. We do not know if the FDA or any foreign regulatory authority will be willing to recognize AAMI or MCI as a distinct clinical condition, or in the FDA’s terminology, a clinical entity, for which approval of a drug is possible. If neither the FDA nor any foreign regulatory authority recognizes AAMI or MCI as a clinical entity, we and AstraZeneca will not obtain the regulatory approval required to market TC-1734 (AZD3480) for AAMI or MCI even if our clinical trials show that TC-1734 (AZD3480) is safe and provides a medical benefit for the persons treated.

When the FDA assesses whether a proposed clinical entity justifies labeling, it generally requires that the existence of the clinical entity be broadly accepted by medical experts in the relevant clinical discipline and that the clinical entity can be defined in practice. This means that the clinical entity must be able to be diagnosed using valid and reliable criteria that are widely accepted by those medical experts. The FDA imposes these requirements to assure that both the population for whom a drug is intended and the effects of the drug in that population can be adequately described in labeling for the drug. The FDA has informed us that it believes it is questionable whether AAMI satisfies these criteria. In three letters that we received from the FDA in connection with the protocol submission for the Phase II trial of TC-1734 (AZD3480) for the treatment of AAMI that we completed in March 2006 and subsequent protocol amendment submissions, the FDA informed us that, in its view, because varying methodologies and criteria have historically been used by medical experts to define AAMI, the requisite consensus in the medical community has not been established. The FDA also informed us that it is not clear that our Phase II clinical trial design and efficacy endpoints are appropriate for measuring the clinical effect of TC-1734 (AZD3480) in AAMI. In particular, the FDA characterized it as unclear whether the power of attention factor of the CDR test battery, which we used as one of our co-primary endpoints for that AAMI trial, is an appropriate outcome measure to use for assessing the effect of a drug on AAMI, in which the only claimed deficit is an impairment of memory. In addition, the FDA indicated that we would need to demonstrate statistically significant improvement on a global measure of overall cognitive improvement to show that the effects of TC-1734 (AZD3480) in AAMI are clinically meaningful. We do not have, and we do not believe that AstraZeneca has, any current plan to develop TC-1734 (AZD3480) for the treatment of AAMI beyond the Phase II clinical trial that we completed in March 2006. However, if in the future we and AstraZeneca develop TC-1734 (AZD3480) for the treatment of AAMI and are unable to establish to the satisfaction of the FDA or foreign regulatory authorities that AAMI can be identified using criteria that are accepted in the medical community, that both the deficit in cognitive performance associated with the condition and its subsequent improvement can be measured and that the improvement is clinically meaningful, we and AstraZeneca will not obtain the regulatory approval required to market TC-1734 (AZD3480) for AAMI.

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

Other than TC-1734 (AZD3480), TC-2696 and mecamylamine hydrochloride, all of our product candidates are at a preclinical stage. A significant portion of the research that we are conducting involves new and unproven compounds. Research programs to identify new product candidates require substantial technical, financial and human resources. These research programs may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development for a number of reasons, including:

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

Risks Related to Our Dependence on Third Parties

The successful development and commercialization of our lead product candidate, TC-1734 (AZD3480), depends substantially on our recently established collaboration with AstraZeneca. If AstraZeneca is unable to further develop or commercialize TC-1734 (AZD3480), or experiences significant delays in doing so, our business will be materially harmed.

In December 2005, we entered into our collaborative research and license agreement with AstraZeneca for the development and worldwide commercialization of TC-1734 (AZD3480) for the treatment of Alzheimer’s disease, cognitive deficits in schizophrenia and potentially other indications marked by cognitive impairment. We do not have a history of working together with AstraZeneca and cannot predict the success of the collaboration. The collaboration involves a complex allocation of rights, provides for milestone payments to us based on the achievement of specified development, regulatory and first commercial sale milestones and provides us with royalty-based revenue if TC-1734 (AZD3480) or another product candidate is successfully commercialized. AstraZeneca has decision-making authority for most matters in our collaboration. In addition, AstraZeneca has the right to assume control of patent matters with respect to TC-1734 (AZD3480) if it decides to initiate a Phase II clinical trial of TC-1734 (AZD3480) following its completion of additional safety and product characterization studies.

AstraZeneca is generally responsible for conducting and funding substantially all future development and regulatory approval activities for TC-1734 (AZD3480) and will have significant control over the conduct and timing of development efforts with respect to TC-1734 (AZD3480). Although we have had discussions with AstraZeneca regarding its current plans and intentions, AstraZeneca may change its development plans for TC-1734 (AZD3480). We have little control over the amount and timing of resources that AstraZeneca devotes to the development of TC-1734 (AZD3480). If AstraZeneca fails to devote sufficient financial and other resources to the development plan for TC-1734 (AZD3480), the development and potential commercialization of TC-1734 (AZD3480) would be delayed. This would result in a delay in milestone payments and, if regulatory approval to market and sell TC-1734 (AZD3480) is obtained, royalties that we could receive on commercial sales.

If we lose AstraZeneca as a collaborator in the development or commercialization of TC-1734 (AZD3480) at any time, it would materially harm our business.

Our agreement with AstraZeneca provides for AstraZeneca to conduct additional safety and product characterization studies of TC-1734 (AZD3480) before deciding whether to proceed with planned Phase II clinical trials to evaluate the efficacy of TC-1734 (AZD3480) in mild to moderate Alzheimer’s disease and cognitive deficits in schizophrenia. AstraZeneca can terminate our collaboration agreement if it determines in its sole discretion on or before April 20, 2007 not to proceed with the further development of TC-1734 (AZD3480) based on the results of the studies and all other available information with respect to TC-1734 (AZD3480).

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

If AstraZeneca terminates our agreement at any time, whether on the basis of any of the safety and product characterization studies of TC-1734 (AZD3480) or for any other reason, it would delay our development of TC-1734 (AZD3480) and materially harm our business and could accelerate our need for additional capital. In particular, we would have to fund the clinical development and commercialization of TC-1734 (AZD3480) on our own, seek another collaborator or licensee for clinical development and commercialization or abandon the development and commercialization of TC-1734 (AZD3480).

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

We have the right to offer to AstraZeneca the right to license any compound that acts on any NNR other than the a4ß2 NNR that we may in the future seek to exploit for Alzheimer’s disease, cognitive deficits in schizophrenia, other conditions marked by cognitive impairment or schizophrenia. However, if we do not offer the compound to AstraZeneca, we are generally not permitted to develop or commercialize the compound for any of these indications. As a result, our ability to seek additional collaborations for these indications is substantially limited during the term of our collaboration with AstraZeneca. We have also granted AstraZeneca a right of first negotiation for the development and commercialization of compounds for depression, anxiety and bipolar disorder.

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

We do not have the ability to independently conduct the clinical trials required to obtain regulatory approval for our product candidates. We depend on independent clinical investigators and, in some cases, contract research organizations and other third-party service providers to conduct the clinical trials of our product candidates and expect to continue to do so. We rely heavily on these parties for successful execution of our clinical trials, but we do not control many aspects of their activities. Nonetheless, we are responsible for confirming that each of our clinical trials is conducted in accordance with its general investigational plan and protocol. Moreover, the FDA requires us to comply with regulations and standards, commonly referred to as good clinical practices, for conducting and recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the trial participants are adequately protected. Our reliance on third parties that we do not control does not relieve us of these responsibilities and requirements. Third parties may not complete activities on schedule or may not conduct our clinical trials in accordance with regulatory requirements or the respective trial plans and protocols. The failure of these third parties to carry out their obligations could impair the credibility or reliability of the data generated in clinical trials of our product candidates, delay or prevent the development, approval and commercialization of our product candidates or result in enforcement action against us.

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

Although we generally seek the broadest patent protection available for our proprietary compounds, we may not be able to obtain patent protection for the actual composition of any particular compound and may be limited to protecting a new method of use for the compound or otherwise restricted in our ability to prevent others from exploiting the compound. For example, we currently rely on method of use patent coverage in the United States for mecamylamine hydrochloride. If we are unable to obtain patent protection for the actual composition of any compound that we seek to develop and commercialize and must rely on method of use patent coverage, we would likely be unable to prevent others from manufacturing or marketing that compound for any use that is not protected by our patent rights. We are aware of one company, Athenagen, Inc., that has announced plans to initiate a clinical trial of mecamylamine hydrochloride in an eye drop formulation as a treatment for age-related macular degeneration, a condition characterized by degeneration of the retina in the eye. If a third party were to receive marketing approval for mecamylamine hydrochloride or any other compound for which we rely on method of use patent coverage for another use, physicians could nevertheless prescribe it for indications that are not described in the product’s labeling or approved by the FDA or other regulatory authorities. Even if we have patent protection for the prescribed indication, as a practical matter, we would have little recourse as a result of this off-label use. In that event, our revenues from the commercialization of the compound would likely be adversely affected.

If the development of mecamylamine hydrochloride for depression as an add-on therapy to citalopram hydrobromide infringes the intellectual property of a third party, we may be required to pay license fees or cease our development activities, which could significantly harm our business.

We are currently conducting a Phase II clinical trial of mecamylamine hydrochloride for depression as an add-on therapy to citalopram hydrobromide, a commonly prescribed anti-depressant. We are aware of a patent application that has been filed internationally that, if issued as a patent in the form published, could present an obstacle if in the future we pursue the commercialization of mecamylamine hydrochloride for depression as an add-on therapy to citalopram hydrobromide. We believe that, even if this patent application issues as a patent, the development or commercialization of mecamylamine hydrochloride for depression as an add-on therapy to citalopram hydrobromide by the patent holder or any other third party would infringe our intellectual property rights. However, if this patent application issues as a patent, we could be required to obtain a license if we continue to develop and commercialize mecamylamine hydrochloride for depression as an add-on therapy to citalopram hydrobromide. We may not be able to obtain a license on acceptable terms, or at all. If we are unable to obtain a license on acceptable terms, we may be required to cease further development or commercialization of mecamylamine hydrochloride for depression as an add-on therapy to citalopram hydrobromide, which could significantly harm our business.

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

We believe that the efforts of governments and third-party payors to contain or reduce the cost of healthcare will continue to affect the business and financial condition of pharmaceutical and biopharmaceutical companies. A number of legislative and regulatory proposals to change the healthcare system in the United States and other major healthcare markets have been proposed and adopted in recent years. For example, the U.S. Congress has enacted a limited prescription drug benefit for Medicare recipients as part of the Medicare Prescription Drug, Improvement and Modernization Act of 2003. While the program established by this statute may increase demand for any products that we are able to successfully develop, if we participate in this program, our prices will be negotiated with drug procurement organizations for Medicare beneficiaries and are likely to be lower than prices we might otherwise obtain. If successfully developed, TC-1734 (AZD3480), our product candidate for Alzheimer’s disease, cognitive deficits in schizophrenia and other conditions marked by cognitive impairment, could be particularly affected by this law because Alzheimer’s disease is a disease that affects the elderly. Non-Medicare third-party drug procurement organizations may also base the price they are willing to pay on the rate paid by drug procurement organizations for Medicare beneficiaries. In addition, ongoing initiatives in the United States have and will continue to increase pressure on drug pricing. The announcement or adoption of any such initiative could have an adverse effect on potential revenues from any product candidate that we may successfully develop.

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

We also face substantial competition from therapies designed to target NNRs. Pfizer has received approval in the United States for Chantix, a product for smoking cessation that targets NNRs. In addition, we believe that several prominent pharmaceutical companies have product candidates that target NNRs in development, including as examples Sanofi-Aventis, with a compound in Phase III for smoking cessation, and Abbott Laboratories, with one compound in Phase I for pain and another in Phase II for Alzheimer’s disease, ADHD and schizophrenia. We expect that we will face increased competition in the future if therapies that target NNRs are further validated and companies initiate or expand programs focused on NNRs, whether independently or by collaboration or acquisition.

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

We expect the number of our employees and the scope of our operations to grow over the next several years. Continued growth may place a significant strain on our managerial, operational and financial resources, in particular as we expand our focus beyond drug discovery and development to commercialization. To manage our anticipated growth, we must continue to implement and improve our managerial, operational and financial systems and controls and reporting processes and procedures, to expand our facilities and to continue to recruit and train additional qualified personnel. We may not be able to manage our growth effectively. Moreover, we may experience deficiencies in existing systems and controls that could expose us to an increased risk of incurring financial or accounting irregularities or fraud.

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

In the future, we may issue additional shares to our employees, directors or consultants as compensation, in connection with corporate alliances or acquisitions or to raise capital. Accordingly, sales of a substantial number of shares of our common stock in the public market could occur at any time.

Concentration of ownership among our existing executive officers, directors and principal stockholders may prevent new investors from influencing significant corporate decisions.

Our executive officers, directors and their affiliates beneficially own or control approximately 39.2% of the outstanding shares of our common stock, based on the shares outstanding as of July 31, 2006. Accordingly, our current executive officers, directors and their affiliates have substantial control over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions, as well as our management and affairs. The concentration of ownership may also delay or prevent a change of control of us at a premium price if these stockholders oppose it, even if it would benefit our other stockholders.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Initial Public Offering and Use of Proceeds from Sales of Registered Securities

On April 18, 2006, we sold 5,000,000 shares of our common stock in our initial public offering at a price to the public of $9.00 per share. As part of the offering, we granted the underwriters an over-allotment option to purchase up to an additional 750,000 shares of our common stock from us, which was not exercised. The offer and sale of all of the shares in the offering were registered under the Securities Act of 1933, as amended, pursuant to a registration statement on Form S-1 (File No. 333-131050), which was declared effective by the Securities and Exchange Commission on April 11, 2006.

After deducting underwriting discounts and commissions of $3.15 million and other offering expenses of approximately $1.1 million payable by us in connection with the offering, our net proceeds from the offering were approximately $40.8 million. Between April 11, 2006 and June 30, 2006, we used approximately $4.0 million of the net proceeds to fund our operating activities, including activities relating to the development of our clinical and preclinical product candidates and for working capital, capital expenditures and other general corporate purposes. During the quarter ended June 30, 2006, our research and development expenses comprised approximately 78% of our operating expenses. The remaining approximately $36.8 million in net proceeds have been deposited in a highly rated financial institution in the United States. None of the net proceeds of the offering have been paid by us, directly or indirectly, to any director, officer or general partner of us, to any of their associates, to any person owning ten percent or more of any class of our equity securities, or to any of our affiliates.

There has been no material change in our planned use of proceeds from our initial public offering as described in our final prospectus filed with the Securities and Exchange Commission pursuant to Rule 424(b).

Item 6. Exhibits.

The exhibits listed in the accompanying exhibit index are filed as part of this Quarterly Report on Form 10-Q.

Our registered trademarks include Targacept® and Inversine®. Other service marks, trademarks and trade names appearing in this quarterly report are the property of their respective owners.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TARGACEPT, INC.

Date: August 11, 2006	/s/ J. Donald deBethizy
J. Donald deBethizy
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 11, 2006	/s/ Alan A. Musso
Alan A. Musso
Vice President, Chief Financial Officer, Secretary and Treasurer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
10.1	Second Amended and Restated Note and Security Agreement dated June 30, 2006 between the Company and R.J. Reynolds Tobacco Holdings, Inc. (1)

10.2	Second Lease Amendment, executed June 30, 2006 effective as of March 31, 2006, to Lease Agreement dated as of August 1, 2002 by and between the Company and Wake Forest University Health Sciences.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 7, 2006.