Form 10-Q
period 2006-09-30
TARGACEPT INC
filed 2006-11-13
CIK 1124105

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2006

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

As of October 31, 2006, the registrant had 19,119,745 shares of common stock, $0.001 par value per share, outstanding.

TARGACEPT, INC.

FORM 10-Q

PART I. Financial Information

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act. For this purpose, any statements contained in this quarterly report regarding the timing for completion of additional safety and product characterization studies of TC-1734 (AZD3480) conducted by AstraZeneca, a decision by AstraZeneca whether to initiate a Phase II clinical trial of TC-1734 (AZD3480) following the completion of the safety and product characterization studies, our development plans for the treatment combination that we refer to as TRIDMAC, the progress, timing and scope of our research and development programs and related regulatory filings and clinical trials, our strategy, future operations, financial position, projected future revenues or costs, prospects, plans, expectations and objectives, other than statements of historical fact, are forward-looking statements made under the provisions of The Private Securities Litigation Reform Act of 1995. In some cases, words such as “may,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing” or other comparable words identify forward-looking statements. Actual results, performance or experience may differ materially from those expressed or implied by forward-looking statements as a result of various important factors, including our critical accounting policies and risks and uncertainties relating to: our dependence on the success of our collaboration with AstraZeneca; the amount and timing of resources that AstraZeneca devotes to the conduct of its safety and product characterization studies of TC-1734 (AZD3480) and to any subsequent development of TC-1734 (AZD3480); AstraZeneca’s right to terminate our agreement based on the results of the safety and product characterization studies and all other available information with respect to TC-1734 (AZD3480); AstraZeneca’s right in the future to terminate the preclinical research collaboration that we and AstraZeneca are currently conducting prior to the end of the planned four-year term; the receptivity of applicable regulatory authorities to a treatment combination that includes mecamylamine hydrochloride, which is a racemic compound, as opposed to one of its constituent enantiomers such as TC-5214; the results of clinical trials with respect to our current and future product candidates in development; the conduct of nonclinical studies and assessments and of clinical trials, including the performance of third parties that we engage to execute the trials and difficulties or delays in the completion of patient enrollment or data analysis; the timing and success of submission, acceptance and approval of regulatory filings; our ability to obtain substantial additional funding; our ability to establish additional strategic collaborations; and our ability to obtain, maintain and enforce patent and other intellectual property protection for our product candidates and discoveries. These and other risks and uncertainties are described in more detail under the caption “Risk Factors” in Item 1A of Part II of this Quarterly Report on Form 10-Q. As a result of the risks and uncertainties, the results or events indicated by the forward-looking statements may not occur. We caution you not to place undue reliance on any forward-looking statement.

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

Item 1. Financial Statements

TARGACEPT, INC.

BALANCE SHEETS

	September 30, 2006	December 31, 2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$46,513,931	$24,851,302
Short-term investments	12,271,369	—
Research fees and accounts receivable	1,179,833	118,163
Inventories	121,855	41,940
Prepaid expenses	1,263,910	729,241

Total current assets	61,350,898	25,740,646

Property and equipment, net	2,105,069	1,747,524
Intangible assets, net of accumulated amortization of $157,350 and $129,027 at September 30, 2006 and December 31, 2005, respectively	484,650	512,973

Total assets	$63,940,617	$28,001,143

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,208,118	$1,173,545
Accrued expenses	2,110,392	2,849,747
Current portion of long-term debt	562,359	783,895
Current portion of deferred rent incentive	335,538	402,647
Current portion of deferred license fee revenue	3,010,539	—

Total current liabilities	7,226,946	5,209,834
Long-term debt, net of current portion	972,910	1,409,402
Deferred rent incentive, net of current portion	—	234,877
Deferred license fee revenue, net of current portion	7,916,667	—

Total liabilities	16,116,523	6,854,113
Commitments
Redeemable convertible preferred stock:
Series A, $0.001 par value, 0 and 5,000,000 shares authorized, issued and outstanding at September 30, 2006 and December 31, 2005, respectively; aggregate liquidation preference of $0 and $31,836,985, or $4.65 per share plus accreted redemption value, at September 30, 2006 and December 31, 2005, respectively	—	31,836,985
Series B, $0.001 par value, 0 and 6,567,567 shares authorized, issued and outstanding at September 30, 2006 and December 31, 2005, respectively; aggregate liquidation preference of $0 and $41,759,905, or $4.65 per share plus accreted redemption value, at September 30, 2006 and December 31, 2005, respectively	—	41,759,905
Series C, $0.001 par value, 0 and 81,747,965 shares authorized and 0 and 76,937,998 issued and outstanding at September 30, 2006 and December 31, 2005, respectively; aggregate liquidation preference of $0 and $110,031,263, or $1.21 per share plus accreted redemption value, at September 30, 2006 and December 31, 2005, respectively	—	110,031,263

Total redeemable covertible preferred stock	—	183,628,153
Stockholders’ equity (deficit):
Common stock, $0.001 par value, 100,000,000 and 16,666,666 shares authorized at September 30, 2006 and December 31, 2005, respectively; 19,119,410 and 270,427 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	19,119	270
Capital in excess of par value	200,783,683	12,287,904
Common stock warrants	—	213,710
Accumulated deficit	(152,978,708)	(174,983,007)

Total stockholders’ equity (deficit)	47,824,094	(162,481,123)

Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$63,940,617	$28,001,143

See accompanying notes

TARGACEPT, INC.

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenue:
Collaborative research and development	$86,985	$—	$149,209	$—
License fees	312,500	—	833,333	—
Product sales	161,375	163,234	469,001	503,585
Grant revenue	437,433	175,076	742,281	437,604

Net revenue	998,293	338,310	2,193,824	941,189
Operating expenses:
Research and development (stock-based compensation of $211,732 and $71,888 for the three months ended September 30, 2006 and 2005, respectively, and $409,779 and $373,970 for the nine months ended September 30, 2006 and 2005, respectively)	5,297,059	6,226,301	14,653,497	18,607,830
General and administrative (stock-based compensation of $86,482 and $32,572 for the three months ended September 30, 2006 and 2005, respectively, and $173,794 and $195,386 for the nine months ended September 30, 2006 and 2005, respectively)	1,220,980	1,158,625	3,719,989	3,620,297
Transaction charges	—	—	—	1,634,973
Cost of product sales	131,951	123,466	300,566	243,822

Total operating expenses	6,649,990	7,508,392	18,674,052	24,106,922

Loss from operations	(5,651,697)	(7,170,082)	(16,480,228)	(23,165,733)
Other income (expense):
Interest income	806,742	300,271	1,828,390	898,347
Interest expense	(20,647)	(50,389)	(68,682)	(196,078)

Total other income (expense)	786,095	249,882	1,759,708	702,269

Net loss	(4,865,602)	(6,920,200)	(14,720,520)	(22,463,464)
Preferred stock accretion	—	(2,813,899)	(3,332,705)	(8,424,080)

Net loss attributable to common stockholders	$(4,865,602)	$(9,734,099)	$(18,053,225)	$(30,887,544)

Basic and diluted net loss attributable to common stockholders per share	$(0.25)	$(37.02)	$(1.54)	$(118.30)

Weighted average common shares outstanding—basic and diluted	19,118,854	262,973	11,731,445	261,094

See accompanying notes

TARGACEPT, INC.

STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
	2006	2005
Operating activities
Net loss	$(14,720,520)	$(22,463,464)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	615,821	603,125
Non-cash compensation expense	583,573	569,356
Recognition of deferred rent incentive	(301,986)	(301,986)
Changes in operating assets and liabilities, excluding the effects from acquired assets and liabilities:
Research fees and accounts receivable	(1,061,670)	368,228
Inventories	(79,915)	10,156
Prepaid expenses and accrued interest receivable	(806,038)	803,124
Accounts payable and accrued expenses	(704,782)	(246,009)
Deferred license fee revenue	10,927,206	—

Net cash used in operating activities	(5,548,311)	(20,657,470)

Investment activities
Purchase of investments	(29,000,000)	(10,500,000)
Proceeds from sale of investments	17,000,000	10,500,000
Purchase of property and equipment	(945,043)	(236,803)

Net cash used in investing activities	(12,945,043)	(236,803)

Financing activities
Proceeds from issuance of notes payable	406,967	—
Principal payments on notes payable and long-term debt	(1,064,995)	(2,073,714)
Proceeds from issuance of redeemable convertible preferred stock, net of transaction costs	—	612,281
Proceeds from issuance of common stock	40,814,011	20,385

Net cash provided by (used in) financing activities	40,155,983	(1,441,048)

Net increase (decrease) in cash and cash equivalents	21,662,629	(22,335,321)
Cash and cash equivalents at beginning of period	24,851,302	53,075,348

Cash and cash equivalents at end of period	$46,513,931	$30,740,027

See accompanying notes

TARGACEPT, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

September 30, 2006

1. The Company and Nature of Operations

Targacept, Inc., a Delaware corporation (the “Company”), was formed on March 7, 1997. The Company is a biopharmaceutical company engaged in the design, discovery and development of NNR Therapeutics, a new class of drugs to treat multiple diseases and disorders of the central nervous system by selectively targeting a class of receptors known as neuronal nicotinic receptors, or NNRs. The Company’s facilities are located in Winston-Salem, North Carolina.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Company’s audited financial statements and notes thereto included in its Prospectus dated April 11, 2006 and filed on April 12, 2006. In the opinion of the Company’s management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of its financial position, operating results and cash flows for the periods presented have been included. Operating results for the three and nine months ended September 30, 2006 and 2005 are not necessarily indicative of the results that may be expected for the full year, for any other interim period or for any future year.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and judgments that affect the amounts of assets, liabilities, revenues and expenses reported in the financial statements and accompanying notes. Actual results and experiences could differ materially from these estimates.

Revenue Recognition

The Company uses revenue recognition criteria included in Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (“SAB 101”), as amended by Staff Accounting Bulletin No. 104, Revenue Recognition (replacement of SAB 101) (“SAB 104”). The Company considers a variety of factors in determining the appropriate method of revenue recognition under its collaboration agreements, such as whether the elements are separable, whether there are determinable fair values and whether there is a unique earnings process associated with a particular element. Research fee revenue that is non-refundable is earned and recognized as research is performed and related expenses are incurred. License fees for access to the Company’s intellectual property are recognized ratably over the contracted period in accordance with the provisions of the agreement.

Upfront fees, or amounts received in advance of performance, are recorded as deferred revenue and amortized in the statement of operations into license fee revenue over the estimated research and development period. Revenue based on the achievement of development and regulatory milestones that carry substantive performance risk are only recognized upon achievement of the milestone event. Revenue for specific research and development costs reimbursable under the Company’s collaboration agreement with AstraZeneca AB, such as third-party manufacturing costs for drug material, is recorded in compliance with Emerging Issues Task Force (“EITF”) Issue 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent, and EITF Issue 01-14, Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred. According to the criteria established by these EITF Issues, in transactions where the Company acts as a principal, with discretion to choose suppliers, bears credit risk and performs part of the services required in the transaction, the Company records revenue for the gross amount of the reimbursement that is non-refundable under the contract. The costs associated

TARGACEPT, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS (continued)

September 30, 2006

2. Summary of Significant Accounting Policies (continued)

with these reimbursements are reflected as a component of research and development expense in the statement of operations. Product sales revenues are recorded when goods are shipped, at which point title has passed, and the Company establishes an allowance for estimated returns at that time. Revenue from grants is recognized as the Company performs the work and incurs reimbursable costs in accordance with the award.

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

The Company bases its expenses related to clinical trials on its estimates of the services received and efforts expended pursuant to contracts with multiple research institutions and clinical research organizations that conduct and manage clinical trials on its behalf. The financial terms of these agreements are subject to negotiation and vary from contract to contract and may result in uneven payment flows. Payments under some of these contracts depend on factors such as the achievement of certain events, the enrollment of subjects, the completion of clinical trial milestones or similar conditions. The objective of the Company’s accrual policy is to match the recording of expenses in its financial statements to the actual services received and efforts expended. As such, expense accruals related to clinical trials are recognized based on the Company’s estimate of the degree of completion of the event or events specified in the applicable agreement.

Research and Development Expense

Research and development costs are expensed as incurred and include salaries of, and stock-based compensation for, personnel involved in research and development activities, contractor fees, administrative expenses and allocations of research-related overhead costs. Administrative expenses and research-related overhead costs included in research and development expense consist of allocations of facility and equipment lease charges, depreciation and amortization of assets, and insurance, legal and supply costs that are directly related to research and development activities.

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

TARGACEPT, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS (continued)

September 30, 2006

2. Summary of Significant Accounting Policies (continued)

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

The Company has excluded all outstanding stock options and warrants from the calculation of net loss per share attributable to common stockholders because such securities are anti-dilutive for the periods presented. Had the Company been in a net income position, these securities may have been included in the calculation. These potentially dilutive securities consist of the following on a weighted-average basis:

	Nine Months Ended September 30,
	2006	2005
Outstanding stock options	1,739,007	1,414,728
Redeemable convertible preferred stock	5,421,339	13,797,460
Outstanding warrants	84,289	215,054

Total	7,244,635	15,427,242

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

All outstanding shares of the Company’s Series A, Series B, and Series C convertible preferred stock (“Preferred Stock”) automatically converted into shares of common stock upon completion of the IPO. Series A converted at a ratio of approximately 0.133 common share per preferred share, Series B converted at a ratio of approximately 0.133 or 0.318 common share per preferred share and Series C converted at a ratio of approximately 0.144 common share per preferred share. These conversion ratios reflect a 1 for 7.5 share reverse stock split effected February 3, 2005. Under the terms of the preferred stock, accrued dividends totaling $39.8 million were forfeited in connection with the conversion to common stock. In addition, upon completion of the IPO, all outstanding warrants expired unexercised.

TARGACEPT, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS (continued)

September 30, 2006

2. Summary of Significant Accounting Policies (continued)

As of September 30, 2006, the Company has authorized capital stock of 100,000,000 shares of common stock with a par value of $0.001 per share and 5,000,000 shares of preferred stock with a par value of $0.001 per share. The rights and preferences of the preferred stock may be established from time to time by the Company’s board of directors.

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

	As of September 30, 2006	As of December 31, 2005
	Actual	Actual	Pro forma
	(unaudited)	(audited)	(unaudited)
Balance Sheet Data (amount in thousands):
Cash and cash equivalents	$46,514	$24,851	$65,680
Working capital	54,124	20,531	61,261
Total assets	63,941	28,001	68,731
Long-term debt, net of current portion	973	1,409	1,409
Redeemable convertible preferred stock	—	183,628	—
Accumulated deficit	(152,979)	(174,983)	(138,258)
Total stockholders’ equity (deficit)	47,824	(162,481)	61,877

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact, if any, of the provisions of SFAS 157.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material and therefore must be quantified. SAB 108 is effective for years ending on or after November 15, 2006.

TARGACEPT, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS (continued)

September 30, 2006

3. Inventories

Inventories consisted of the following as of the respective dates indicated:

	September 30, 2006	December 31, 2005
Raw materials	$6,400	$6,400
Finished goods	26,416	35,540
Work-in-progress	89,039	—

	$121,855	$41,940

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

The Company’s net loss includes approximately $298,000 and $104,000 for the three months ended September 30, 2006 and 2005, respectively, and $584,000 and $569,000 for the nine months ended September 30, 2006 and 2005, respectively, of non-cash compensation costs related to its stock-based compensation arrangements.

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

TARGACEPT, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS (continued)

September 30, 2006

4. Stock-Based Compensation (continued)

Stock option transactions are summarized as follows:

	Options Granted	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2006	1,610,009	$2.88
Granted	906,863	5.54
Forfeited	(38,835)	3.07
Exercised	(16,970)	2.30

Outstanding at September 30, 2006	2,461,067	$3.86	8.2	$4,436,888

Vested and exercisable at September 30, 2006	1,216,434	$3.36	7.1	$2,797,556

The weighted-average fair value per share underlying options granted during the nine-month period ended September 30, 2006 was $5.54. The total intrinsic value of options exercised during the nine-month period ended September 30, 2006 was $60,300.

As of September 30, 2006, there was $3,848,000 of total unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under the Plans. That cost is expected to be recognized over a weighted-average period of 1.7 years.

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

AstraZeneca paid the Company an initial fee of $10.0 million in February 2006. Based on the collaboration agreement terms, the Company allocated $5.0 million of the initial fee to the research collaboration, which the Company expects to recognize as revenue over the planned four-year term of the research collaboration. The Company deferred recognition of the remaining $5.0 million of the initial fee, which was allocated to the TC-1734 (AZD3480) license grants, until AstraZeneca makes a determination whether to conduct Phase II clinical development of TC-1734 (AZD3480) following its completion of additional safety and product characterization studies. If AstraZeneca decides to conduct a Phase II clinical trial of TC-1734 (AZD3480) following the completion

TARGACEPT, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS (continued)

September 30, 2006

5. Collaborative Research and License Agreements (continued)

of the safety and product characterization studies, the Company would recognize the deferred $5.0 million of the initial fee as revenue over the expected development period for TC-1734 (AZD3480). The Company expects to recognize any revenue based on the achievement of milestones under the collaboration agreement upon achievement of the milestone event, if the Company determines that the revenue satisfies the revenue recognition requirements of SAB 101, as amended by SAB 104. SAB 101 requires that four basic criteria must be met before revenue can be recognized: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the fee is fixed and determinable; and collectability is reasonably assured.

During the period that AstraZeneca conducts its additional safety and product characterization studies, AstraZeneca has agreed to pay the Company research fees equal to 50% of the Company’s research expenses in the parties’ preclinical research collaboration. If the agreement continues in effect following the completion of the safety and product characterization studies, AstraZeneca has agreed to pay the Company the remaining 50% of its research expenses incurred while the studies were conducted and thereafter research fees equal to 100% of its research expenses in the collaboration, subject to specified limits. The Company records research fees that the Company is eligible to receive from AstraZeneca while it is conducting the safety and product characterization studies of TC-1734 (AZD3480) as deferred revenue. As of September 30, 2006, the Company has recorded $1.76 million, which represents 50% of its research expenses incurred in the research collaboration while AstraZeneca conducted the safety and product characterization studies, as deferred revenue and has not recorded another $1.76 million, which represents the remaining 50%. If the agreement continues following completion of the safety and product characterization studies, the Company will recognize into revenue all research fees previously recorded as deferred revenue, plus the remaining 50% of its research expenses incurred in the research collaboration while AstraZeneca conducted the safety and product characterization studies that the Company would become eligible to receive, and will recognize future research fee revenues as the research is performed and related expenses are incurred.

AstraZeneca has the right to terminate the collaboration agreement if it determines in its sole discretion on or before April 20, 2007 not to proceed with the further development of TC-1734 (AZD3480) based on the results of its safety and product characterization studies and all other available information with respect to TC-1734 (AZD3480). If AstraZeneca were to terminate the collaboration agreement, the Company would be required to reimburse AstraZeneca for the amount of all research fees that it paid to the Company under the research collaboration under the agreement while AstraZeneca conducted the safety and product characterization studies. In addition, the Company would be required to pay AstraZeneca an additional $5.0 million as compensation for assigning to it the data and any intellectual property generated in the studies. In that event, upon final termination by AstraZeneca in accordance with the terms of the agreement, the Company would reduce deferred revenue by the sum of $5.0 million plus the amount of research fees reimbursable to AstraZeneca, which the Company expects to be approximately $2.5 million.

6. Related Party Transactions

As of September 30, 2006, R.J. Reynolds Tobacco Holdings, Inc. (“RJRT”) was the holder of 909,094 shares of the Company’s common stock. The Company has entered into the following transactions and agreements with RJRT in the ordinary course of business.

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

TARGACEPT, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS (continued)

September 30, 2006

6. Related Party Transactions (continued)

In June 2006, the Company amended the facility with RJRT to provide an additional $2.0 million in aggregate borrowing capacity accessible in up to three draws that may be made on or before June 30, 2007. Each future draw would accrue interest at a per annum rate that approximates the hypothetical four-year U.S. Treasury rate, determined as of the date of the draw, plus 2.5% and be payable in equal monthly installments of principal and accrued interest over 48 months beginning on the first day of the month following the draw. As of September 30, 2006, the Company has not been advanced any of the additional $2.0 million in aggregate borrowing capacity under this facility.

Under this related party note payable, the Company paid RJRT $142,000 and $320,000 during the three months ended September 30, 2006 and 2005, respectively, and $723,000 and $939,000 during the nine months ended September 30, 2006 and 2005, respectively.

A member of the Company’s board of directors served as an officer of RJRT and its parent company, Reynolds American, Inc., until retiring from RJRT and Reynolds American effective as of August 31, 2006. Equity compensation for such director’s service has previously been made, at the director’s request, directly to RJRT. The number of shares subject to stock options granted to RJRT in connection with the director’s services was 1,000 shares per year. In connection with the issuance of the stock options, the Company recognized compensation expense of $0 and $420 during the three months ended September 30, 2006 and 2005, respectively, and $840 and $4,236 during the nine months ended September 30, 2006 and 2005, respectively.

The Company paid RJRT $0 and $32,000 for copy and print services for the three months ended September 30, 2006 and 2005, respectively, and $0 and $69,000 for the nine months ended September 30, 2006 and 2005, respectively.

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

Overview

We are a biopharmaceutical company engaged in the design, discovery and development of NNR Therapeutics, a new class of drugs to treat multiple diseases and disorders of the central nervous system by selectively targeting a class of receptors known as neuronal nicotinic receptors, or NNRs. We have four product candidates in clinical development and multiple preclinical product candidates. Our lead product candidate is a novel small molecule that we refer to as TC-1734. In December 2005, we entered into a collaborative research and license agreement with AstraZeneca AB for the development and worldwide commercialization of TC-1734 as a treatment for Alzheimer’s disease, cognitive deficits in schizophrenia and potentially other conditions marked by cognitive impairment such as attention deficit hyperactivity disorder, commonly referred to as ADHD, age associated memory impairment, commonly referred to as AAMI, and mild cognitive impairment, commonly referred to as MCI. The agreement became effective in January 2006. We expect AstraZeneca initially to develop TC-1734, which it refers to as AZD3480, for mild to moderate Alzheimer’s disease and cognitive deficits in schizophrenia.

In addition to TC-1734 (AZD3480), our most advanced product candidates are:

•	Mecamylamine hydrochloride, which we are currently developing as an augmentation treatment to citalopram hydrobromide for major depression. We refer to this treatment combination as TRIDMAC. Mecamylamine hydrochloride is the active ingredient in Inversine, our only product approved by the U.S. Food and Drug Administration, or FDA, for marketing. TC-5214 is one of the enantiomers of mecamylamine hydrochloride and a separate preclinical product candidate.

•	TC-2696, which is a product candidate for acute post-operative pain that is currently in a Phase I multiple rising dose clinical trial.

•	TC-2216, which is a product candidate for depression and anxiety disorders for which we have filed a Clinical Trial Authorization application to initiate a Phase I clinical trial in Europe.

•	TC-5619, which is a preclinical product candidate selective for the NNR known as a7 with potential application for conditions such as schizophrenia, cognitive impairment and inflammation.

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

We acquired rights to Inversine in August 2002. Inversine is approved for the management of moderately severe to severe essential hypertension, a high blood pressure disorder with an unknown cause. However, we believe that Inversine is prescribed predominantly for the treatment of neuropsychiatric disorders, such as Tourette’s syndrome, autism and bipolar disorder, in children and adolescents. Sales of Inversine generated revenue of $681,000 for the year ended December 31, 2005 and $469,000 for the nine months ended September 30, 2006.

We have never been profitable. As of September 30, 2006, we had an accumulated deficit of $153.0 million. We expect to continue to incur substantial losses for the foreseeable future. We expect our research and development expenses to increase substantially over the next several years as we expand our clinical trial activity, as our product candidates advance through the development cycle and as we invest in additional product opportunities and research programs. We also expect our general and administrative expenses to increase substantially due to costs associated with being a public company. Clinical trials and preclinical studies are time-consuming, expensive and may never yield a product that will generate revenue. A substantial portion of our revenue for the next several years will depend on the conduct of research and the successful achievement of milestone events in the development of TC-1734 (AZD3480) under our agreement with AstraZeneca. Our revenue may vary substantially from quarter to quarter and year to year. We believe that period-to-period comparisons of our results of operations are not meaningful and should not be relied upon as indicative of our future performance.

Recent Developments

In November 2006, we announced results of our Phase II clinical trial of TRIDMAC in major depression. The trial evaluated the effects of TRIDMAC in patients who did not respond adequately to citalopram hydrobromide alone. Citalopram hydrobromide is a commonly prescribed treatment for depression marketed as Celexa in the United States.

The trial included two primary endpoints, group mean change from baseline and achievement of remission, in each case as measured by the Hamilton Depression Rating Scale (HAM-D) and compared to continued citalopram therapy plus placebo. The secondary outcome measures for the trial included five other rating scales that assess symptoms of depression and anxiety, disability, irritability, global improvement or severity of illness. Data from the trial were evaluated on both an intent to treat and per protocol basis. The intent to treat data set included all patients who received at least one dose of blinded study medication and were assessed at least once post baseline. The per protocol data set included patients who were at least 80% compliant with the dosing regimen called for by the protocol and were assessed at the end of the dosing period.

Patients receiving TRIDMAC showed greater improvement on symptoms of depression, as measured by group mean change from baseline on the HAM-D scale, than patients receiving placebo with continued citalopram therapy. This result was statistically significant on an intent to treat basis (p=0.041) and showed a strong trend on a per protocol basis (p=0.059). The result on the achievement of remission endpoint favored the TRIDMAC group over the placebo group, although this result was not statistically significant. In addition, the results on all five rating scales favored the TRIDMAC group over the placebo group with statistical significance (p<0.05) on a per protocol basis. On an intent to treat basis, the results on three of the five rating scales were statistically significant.

TRIDMAC was generally well tolerated in the trial. There was one serious adverse event reported in each of the TRIDMAC and placebo groups. In the TRIDMAC group, a patient experienced an upper respiratory tract infection and irregular heartbeat and discontinued participation in the trial.

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

Financial Operations Overview

Revenue

Inversine is our only approved product. Sales of Inversine generated revenue of $681,000 for the year ended December 31, 2005 and $469,000 for the nine months ended September 30, 2006. We have an exclusive distribution agreement with Cord Logistics, Inc., a Cardinal Health company, for the distribution of Inversine. We do not have or use a sales force or promote Inversine. Accordingly, we do not anticipate any significant increase in Inversine sales. If any of the very limited number of physicians that most often prescribe Inversine were to cease to do so, our revenue generated by Inversine sales would likely be substantially less. We have no other commercial products for sale and do not anticipate that we will have any other commercial products for sale for at least the next several years.

Our collaboration agreement with AstraZeneca became effective in January 2006. AstraZeneca paid us an initial fee of $10 million in February 2006. AstraZeneca has agreed to make an additional payment to us of $20 million if it decides to conduct a Phase II clinical trial of TC-1734 (AZD3480) following its completion of additional safety and product characterization studies conducted at its expense to generate further data with respect to TC-1734 (AZD3480). We expect AstraZeneca to complete these safety and product characterization studies in or before the first quarter of 2007. We are eligible to receive other payments of up to $249 million, contingent upon the achievement of development, regulatory and first commercial sale milestones for TC-1734 (AZD3480) for Alzheimer’s disease, cognitive deficits in schizophrenia and ADHD, and royalties on future product sales. If TC-1734 (AZD3480) is developed under the agreement for indications other than Alzheimer’s disease, cognitive deficits in schizophrenia and ADHD, we would also be eligible to receive payments contingent upon the achievement of development, regulatory and first commercial sale milestones for TC-1734 (AZD3480) for those indications. Under the terms of a sponsored research agreement and a subsequent license agreement between us and the University of Kentucky Research Foundation, or UKRF, we are required to pay to UKRF a low single digit percentage of any of these amounts that we may receive from AstraZeneca. If AstraZeneca terminates our agreement upon completion of any or all of its safety and product characterization studies, we would be required to reimburse AstraZeneca for the amount of all research fees that it paid to us for our work performed in the a4ß2 research collaboration while it conducted the studies, which we expect to be approximately $2.5 million. In that event, we would also be required to pay AstraZeneca an additional $5 million as compensation for assigning to us the data and any intellectual property generated in the studies, but we would not be required to refund the $10 million initial fee that AstraZeneca paid us.

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

In 2003, we were awarded a cooperative agreement from the National Institute of Standards and Technology through its Advanced Technology Program. Under the agreement we received $1.8 million over a three-year period to help fund the development of sophisticated new computer simulation software designed to more accurately predict biological and toxicological effects of drugs. In addition, we are a named subcontractor under a grant awarded to The California Institute of Technology by the National Institute on Drug Abuse, part of the National Institutes of Health, to fund research on innovative NNR-based approaches to the development of therapies for smoking cessation. We expect to receive approximately $1.1 million in the aggregate over the five-year term of the grant. We recognize grant revenue as we perform the work and incur reimbursable costs. Funding for awards under federal grant programs is subject to the availability of funds as determined annually in the federal appropriations process.

Research and Development Expense

Since our inception, we have focused our activities on our drug discovery and development programs. We expense research and development expenses as they are incurred. Research and development expenses represented approximately 78% of our total operating expenses for both the year ended December 31, 2005 and the nine months ended September 30, 2006.

Research and development expense includes expenses associated with:

•	the employment of personnel involved in our drug discovery and development activities;

•	research and development facilities and equipment;

•	the screening, identification and optimization of product candidates;

•	the development and enhancement of our proprietary databases and computer-based molecular design technologies, which we refer to collectively as Pentad;

•	formulation and chemical development;

•	production of clinical materials, including fees paid to contract manufacturers;

•	preclinical animal studies, including the costs to engage third-party research organizations;

•	clinical trials, including fees paid to contract research organizations to monitor and oversee some of our trials;

•	quality assurance activities;

•	compliance with FDA regulatory requirements;

•	consulting, license and sponsored research fees paid to third parties;

•	depreciation of capital assets used to develop our products; and

•	stock options or other stock-based compensation granted to personnel in research and development functions.

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

	Three months ended September 30,		Nine months ended September 30,		Cumulative From Inception
Product Candidate	2006	2005	2006	2005
	(in thousands)
TC-1734 (AZD3480)	$80	$2,408	$172	$5,953	$15,552
TC-2696	302	52	500	751	3,417
Mecamylamine hydrochloride	141	258	382	450	1,662
TC-2216	296	—	1,312	—	2,210
TC-5619	169	—	434	—	453

	$988	$2,718	$2,800	$7,154	$23,294

At the end of 2004, we discontinued the development of mecamylamine hydrochloride for attention deficit hyperactivity disorder and another of our product candidates for ulcerative colitis following the completion of Phase II clinical trials. We made total payments to third parties of $70,000 for the nine months ended September 30, 2005 in connection with these discontinued programs. The cumulative from inception amount shown above for mecamylamine hydrochloride does not include payments made to third parties in connection with the discontinued development for attention deficit hyperactivity disorder.

Our expenditures on current and future preclinical and clinical development programs are subject to numerous uncertainties in timing and cost to completion. We test compounds in numerous preclinical studies for safety, toxicology and efficacy. We then conduct clinical trials for those product candidates that we determine to be the most promising. If we do not establish a collaboration covering the development of a particular product candidate, we fund these trials ourselves. As we obtain results from clinical trials, we may elect to discontinue or delay trials for some product candidates in order to focus our resources on more promising product candidates. Completion of clinical trials by us or our collaborators may take several years or more, but the length of time generally varies substantially according to the type, complexity, novelty and intended use of a product candidate. The cost of clinical trials may vary significantly over the life of a program as a result of a variety of factors, including:

•	the number of patients who participate in the trials;

•	the number and locations of sites included in the trials;

•	the length of time required to enroll trial participants;

•	the duration of patient follow-up;

•	the costs of producing supplies of the product candidates needed for clinical trials and regulatory submissions;

•	the efficacy and safety profile of the product candidate; and

•	the costs and timing of, and the ability to secure, regulatory approvals.

We have not received FDA or foreign regulatory marketing approval for any of our product candidates that are in development. In order to achieve marketing approval, the FDA or foreign regulatory agencies must conclude that our or our collaborators’ clinical data establishes the safety and efficacy of the product candidates. Furthermore, our strategy includes entering into collaborations with third parties to participate in the development and commercialization of some of our product candidates. In situations in which third parties have decision-making authority over the preclinical development or clinical trial process for a product candidate, the estimated completion date is largely under control of that third party and not under our control. We cannot forecast with any degree of certainty which of our product candidates will be subject to future collaborations or how such arrangements would affect our development plans or capital requirements.

As a result of the uncertainties discussed above, we are unable to determine the duration and completion costs of our research and development programs or whether or when we will generate revenues from the commercialization and sale of any of our development stage product candidates. Our failure to complete our research and development programs could have a material adverse effect on our financial position and results of operations.

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

Cost of Product Sales

Cost of product sales are those costs related directly to the sale of Inversine and are principally comprised of cost of goods sold, FDA product and establishment fees, distribution expenses, product royalty obligations and product liability insurance.

Interest Income

Interest income consists of interest earned on our cash, cash equivalents and short-term investments.

Interest Expense

Interest expense consists of interest incurred to finance equipment, office furniture and fixtures.

Income Taxes

We have incurred net operating losses since our incorporation in 1997 and consequently have not paid federal, state or foreign income taxes in any period. As of September 30, 2006, we had net operating loss carryforwards of approximately $101.3 million for state income tax purposes and $93.6 million for federal income tax purposes. We also had $2.5 million in research and development federal income tax credits as of September 30, 2006. Utilization of the net operating loss carryforwards and credits may be subject to a substantial annual limitation due to ownership change limitations provided by Section 382 of the Internal Revenue Code of 1986, as amended, and similar state provisions. When an ownership change, as defined by Section 382, occurs, an annual limitation is imposed on a company’s use of net operating loss and credit carryforwards attributable to periods before the change. For financial reporting purposes, we have recorded a valuation allowance to fully offset the deferred tax asset related to these carryforwards because realization of the benefit is uncertain.

Results of Operations

Three Months ended September 30, 2006 and 2005

Revenue

Revenue increased by $660,000 to $998,000 for the three months ended September 30, 2006, from $338,000 for the corresponding three-month period in 2005. The increase was principally attributable to recognition of $313,000 of the $10.0 million initial fee that we received from AstraZeneca in February 2006 and $87,000 in payments that we made to third parties for research and manufacturing services that are reimbursable under our agreement with AstraZeneca. Based on the agreement terms, we allocated $5.0 million of the initial fee to the a4ß2 research collaboration, which we expect to recognize as license fee revenue over the planned four-year term of the research collaboration. We began to recognize this allocated portion of the initial fee as license fee revenue in February 2006 at the rate of $104,000 per month. We deferred recognition of any of the remaining $5.0 million of the initial fee, which we allocated to the TC-1734 (AZD3480) license grants, until AstraZeneca makes a determination whether to conduct Phase II clinical development of TC-1734 (AZD3480) following its completion of additional safety and product characterization studies. We had no research fee revenue or license fee revenue in the comparable 2005 period.

In future periods, we are eligible to receive research fees, license fees and milestone payments under our collaboration agreement with AstraZeneca. The amount of research fees, license fees and milestone fees will depend on the extent of our research activities and the timing and achievement of development, regulatory and first commercial sale milestone events.

The increase in revenue was also attributable to an increase in grant revenue by $262,000 to $437,000 for the three months ended September 30, 2006, from $175,000 for the comparable three-month period in 2005. The grant revenue for the 2006 period related to work performed under the cooperative agreement awarded to us in the third quarter of 2003 by the National Institute of Standards and Technology through its Advanced Technology Program, or ATP, to fund the development of sophisticated molecular simulation software and to work performed in connection with our subcontract under the grant awarded to The California Institute of Technology by the National Institute on Drug Abuse, or NIDA, part of the National Institutes of Health, to fund research on innovative NNR-based approaches to the development of therapies for smoking cessation. In contrast, the grant revenue for the 2005 period related only to work performed in connection with the ATP award. The increase for the 2006 period reflects $72,000 in additional research activity by us under the cooperative agreement, as compared to the 2005 period, and revenue of $190,000 for work performed in connection with the NIDA grant. The term of the ATP award expired September 30, 2006. Due to the expiration of the term of the ATP award, we expect that our grant revenue will decrease in future periods.

Net sales of Inversine decreased by $2,000 to $161,000 for the three months ended September 30, 2006, from $163,000 for the comparable three-month period in 2005. We believe that the substantial majority of Inversine sales are derived from prescriptions written by a very limited number of physicians. If any of these physicians were to change their prescribing habits, it would likely cause sales of Inversine to decrease. We do not promote sales of Inversine.

Research and Development Expense

Research and development expense decreased by $929,000 to $5.3 million for the three months ended September 30, 2006, from $6.2 million for the comparable three-month period in 2005. The lower research and development expense was primarily attributable to a decrease of $2.3 million in expense relating to TC-1734 (AZD3480) for the 2006 period, as compared to the 2005 period, as a result of the assumption by AstraZeneca of development costs for that product candidate under our collaboration agreement. This decrease was partially offset by an increase in expense relating to TC-2696 of $250,000 for the 2006 period as compared to the 2005 period in connection with the resumption of our Phase I multiple rising dose clinical trial of and formulation work for that product candidate. The decrease was also partially offset by an increase in expense relating to TC-2216 and TC-5619 of $296,000 and $169,000, respectively, for the 2006 period as compared to the 2005 period to conduct additional preclinical safety studies and by increased salary and benefit expense for research and development personnel and increased third-party service, supply and infrastructure costs incurred in connection with our a4ß2 research collaboration with AstraZeneca that we initiated in January 2006.

Research and development expense for the three months ended September 30, 2006 includes our costs to conduct research activities under the a4ß2 research collaboration with AstraZeneca. We believe that our research activities during the three-month period qualify us for $1.4 million in research fee revenue from AstraZeneca that we would recognize if the agreement continues in effect following AstraZeneca’s completion of the additional safety and product characterization studies of TC-1734 (AZD3480). During the period that AstraZeneca conducts the safety and product characterization studies, AstraZeneca has agreed to pay us 50% of our research expenses, subject to a specified limit. Accordingly, we have recorded 50% of $1.4 million, or $701,000, as deferred revenue and have not recorded the remaining $701,000 that we are not yet entitled to receive. We expect AstraZeneca to complete the safety and product characterization studies in or before the first quarter of 2007.

General and Administrative Expense

General and administrative expense was $1.2 million for both the three months ended September 30, 2006 and 2005. We expect that our general and administrative expense will increase in future periods due to increased payroll, expanded infrastructure and increased insurance, consulting, legal, accounting and investor relations costs associated with being a public company.

Cost of Product Sales

Cost of product sales increased by $9,000 to $132,000 for the three months ended September 30, 2006, from $123,000 for the comparable three-month period in 2005. The increase primarily reflects our recognition into cost of product sales during the 2006 period of a pro rata portion of FDA product fees with respect to Inversine that we paid in 2005.

The FDA assesses product and establishment fees for marketed products each year for the twelve-month period beginning October 1. Payment is required in advance, but companies can request a waiver after making payment. In assessing waiver requests, the FDA considers whether the company is pursuing innovative drug products or technology and whether the fees would present a significant barrier to the company’s ability to develop, manufacture or market innovative drug products or technology. We have historically requested a waiver of the FDA fees with respect to Inversine. We pay the fees, record our payment as a prepaid item and then recognize the prepaid amount as cost of product sales ratably over the twelve-month period. Although the FDA granted our request for waivers of both the product and establishment fees that we paid in 2004 and our request for a waiver of the establishment fees that we paid in 2005, the FDA denied our request for a waiver of $42,000 in product fees that we paid in 2005. As a result, we recognized $10,500 of the fees as cost of product sales for the three months ended September 30, 2006. As permitted by the FDA, we have requested a reconsideration of our request for a waiver of the product fees that we paid in 2005 with respect to Inversine.

We plan to petition the FDA for a waiver of product and establishment fees with respect to Inversine in future years. Historically, the award that we received from the National Institute of Standards and Technology through its Advanced Technology Program to fund the development of sophisticated molecular simulation software has been significant in supporting our waiver requests. Our funding under the award concluded in the third quarter of 2006, and the likelihood that our pending or future fee waiver requests will be allowed is uncertain. If any future fee waiver request is not allowed, our cost of product sales for Inversine would increase.

Interest Income

Interest income increased by $507,000 to $807,000 for the three months ended September 30, 2006, from $300,000 in the comparable three-month period in 2005. The increase was attributable to a substantially higher average cash balance during the 2006 period following completion of our initial public offering in April 2006 in which we received net proceeds of approximately $40.8 million and, to a lesser extent, higher short-term interest rates.

Interest Expense

Interest expense decreased by $29,000 to $21,000 for the three months ended September 30, 2006, from $50,000 for the comparable three-month period in 2005. The decrease was attributable to reduced indebtedness for the 2006 period, as compared to the 2005 period, resulting from our payment in August 2005 of the outstanding balance on a $1.3 million convertible promissory note to The Stanley Medical Research Institute and a lower principal balance under a loan facility used to finance laboratory and other capital equipment purchases. In June 2006, we amended our existing loan facility to provide us with an additional $2.0 million in aggregate borrowing capacity available to us on or before June 30, 2007. As of September 30, 2006, we have not yet made draws against this additional borrowing capacity, but expect to do so during the first half of 2007. Additionally, beginning in April 2007 following expiration of a five-year grace period, we will begin to recognize interest expense on a $500,000 loan from the City of Winston-Salem. We expect that these items will increase our interest expense beginning in 2007.

Nine Months ended September 30, 2006 and 2005

Revenue

Revenue increased by $1.3 million to $2.2 million for the nine months ended September 30, 2006, from $941,000 for the corresponding nine-month period in 2005. The increase was principally attributable to recognition of $833,000 of the $10.0 million initial fee that we received from AstraZeneca in February 2006 and $149,000 in payments that we made to third parties for research and manufacturing services that are reimbursable under our agreement with AstraZeneca. We had no research fee revenue or license fee revenue in the comparable 2005 period.

The increase in revenue was also attributable to an increase in grant revenue by $304,000 to $742,000 for the nine months ended September 30, 2006, from $438,000 for the comparable nine-month period in 2005. The increase for the 2006 period reflects $114,000 in additional research activity by us under the ATP cooperative agreement, as compared to the 2005 period, and revenue of $190,000 for work performed in connection with the NIDA grant.

Net sales of Inversine decreased by $35,000 to $469,000 for the nine months ended September 30, 2006, from $504,000 for the comparable nine-month period in 2005. The decrease was due to lower sales volume.

Research and Development Expense

Research and development expense decreased by $3.9 million to $14.7 million for the nine months ended September 30, 2006, from $18.6 million for the comparable nine-month period in 2005. The lower research and development expense was primarily attributable to a decrease of $5.8 million in research and development expense relating to TC-1734 (AZD3480) for the 2006 period, as compared to the 2005 period, as a result of the assumption by AstraZeneca of development costs for that product candidate under our collaboration agreement, and a decrease of $251,000 in research and development expense for TC-2696 due to the temporary suspension of our Phase I multiple rising dose clinical trial. These decreases were partially offset by an increase in research and development expense relating to TC-2216 and TC-5619 of $1.3 million and $434,000, respectively, for the 2006 period as compared to the 2005 period to conduct additional preclinical safety studies and formulation work. The decreases were also partially offset by increased salary and benefit expense for research and development personnel for the 2006 period as compared to the 2005 period, and increased third-party service, supply and infrastructure costs incurred in connection with our a4ß2 research collaboration with AstraZeneca that we initiated in January 2006.

Research and development expense for the nine months ended September 30, 2006 includes our costs to conduct research activities under the a4ß2 research collaboration with AstraZeneca. We believe that our research activities during the nine-month period qualify us for $3.5 million in research fee revenue from AstraZeneca that we would recognize if the agreement continues in effect following AstraZeneca’s completion of the additional safety and product characterization studies of TC-1734 (AZD3480). We have recorded 50% of $3.5 million, or $1.76 million, as deferred revenue and have not recorded the remaining $1.76 million that we are not yet entitled to receive.

General and Administrative Expense

General and administrative expense was $3.7 million for the nine months ended September 30, 2006 and $3.6 million for the comparable period in 2005.

Transaction Charge

In the nine months ended September 30, 2005, we recorded expense of $1.6 million in connection with a public offering that we terminated in March 2005. There were no similar expenses for the 2006 period as all costs that we incurred in connection with our initial public offering that we completed in April 2006 were recorded as prepaid expenses pending the completion of the offering and were offset against the proceeds from the offering upon completion.

Cost of Product Sales

In the nine months ended September 30, 2006, our cost of product sales increased by $57,000 to $301,000 from $244,000 for the comparable nine-month period in 2005. All of these costs related to sales of Inversine. The increase for the 2006 period primarily reflects the FDA’s denial in June 2006 of our request for a waiver of product fees of $42,000 that we paid in 2005. In contrast, our request for a waiver of the product fees that we paid in 2004 was allowed by the FDA in 2005.

Interest Income

Interest income increased by $930,000 to $1.8 million for the nine months ended September 30, 2006, from $898,000 in the comparable nine-month period in 2005. The increase was attributable to a substantially higher average cash balance during the 2006 period following completion of our initial public offering in April 2006 and, to a lesser extent, higher short-term interest rates.

Interest Expense

Interest expense decreased by $127,000 to $69,000 for the nine months ended September 30, 2006, from $196,000 for the comparable nine-month period in 2005. The decrease was attributable to reduced indebtedness for the 2006 period, as compared to the 2005 period, resulting from our payment in August 2005 of the outstanding balance on a $1.3 million convertible promissory note to The Stanley Medical Research Institute and a lower principal balance under a loan facility used to finance laboratory and other capital equipment purchases.

Accretion of Preferred Stock

We recorded charges of $3.3 million for accretion of our preferred stock to its redemption value for the nine months ended September 30, 2006, as compared to $8.4 million for the nine months ended September 30, 2005. Upon completion of our initial public offering in April 2006, all of our outstanding shares of convertible preferred stock converted into shares of common stock, eliminating the potential that the convertible preferred stock would be redeemed. Accordingly, we recorded charges for accretion of preferred stock only until the date of completion of our initial public offering and, as of that date, reversed all previously recorded charges for accretion of preferred stock.

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

Under our collaboration agreement with AstraZeneca, AstraZeneca paid us an initial fee of $10.0 million in February 2006. AstraZeneca has agreed to make an additional payment to us of $20.0 million if it decides to conduct a Phase II clinical trial of TC-1734 (AZD3480) following its completion of additional safety and product characterization studies conducted at its expense to generate further data with respect to TC-1734 (AZD3480). We expect AstraZeneca to complete these safety and product characterization studies in or before the first quarter of 2007. If AstraZeneca terminates our agreement upon completion of any or all of its additional safety and product characterization studies, we would be required to reimburse AstraZeneca for the amount of all research fees that it paid to us for our work performed in the a4ß2 research collaboration while AstraZeneca conducted the studies. In addition, we would be required to pay AstraZeneca an additional $5.0 million as compensation for assigning to us the data and any intellectual property generated in the studies.

In April 2002, we received a $500,000 loan from the City of Winston-Salem. Under the terms of this borrowing, there is no interest accrual or payment due until the fifth anniversary of the loan. Beginning in April 2007, following expiration of the five-year grace period, the outstanding principal balance of the loan will bear interest at a fixed interest rate of 5% and the loan will be payable in 60 equal monthly installments of $9,000.

In May 2002, we borrowed $2.5 million from R.J. Reynolds Tobacco Holdings, Inc. to finance equipment and other fixed assets that we had previously purchased. This borrowing was paid and satisfied in full in May 2006. In January 2004, we amended the terms of the facility to permit us to borrow up to an additional $2.0 million in 2004 in up to three separate borrowings. We borrowed $1.0 million in April 2004 and $973,000 in December 2004 under the amended facility to finance equipment. The April 2004 borrowing bears a fixed interest rate of 5.87%, is payable in 48 equal monthly installments and matures in April 2008. The December 2004 borrowing bears a fixed interest rate of 6.89%, is payable in 48 monthly installments and matures in January 2009. In June 2006, we further amended the facility to permit us to borrow an additional $2.0 million on or before June 30, 2007 in up to three separate borrowings. Each borrowing would accrue interest at a per annum rate that approximates the hypothetical four-year U.S. Treasury rate, determined as of the date of the borrowing, plus 2.5% and be payable in equal monthly installments of principal and accrued interest over 48 months beginning on the first day of the month following the borrowing. All borrowings under the facility are, and all future borrowings under the facility will be, secured by specified tangible fixed assets determined sufficient by the lender at the time of disbursement. As of September 30, 2006, the outstanding principal balance under the loan facility was $1.0 million.

Our cash, cash equivalents and short-term investments were $58.8 million as of September 30, 2006.

Cash Flows

Net cash used in operating activities was $5.5 million for the nine months ended September 30, 2006, as compared to $20.7 million for the comparable nine-month period in 2005. The decrease for the 2006 period was principally due to a reduction in net loss of $7.7 million for the 2006 period as compared to the 2005 period and to our receipt in February 2006 of the initial fee of $10.0 million from AstraZeneca under our collaboration agreement, net of the $833,000 portion of the initial fee recognized as of September 30, 2006. The decrease was partially offset by an increase of $1.4 million in research fees and accounts receivable for the 2006 period, resulting primarily from our receipt of $1.1 million from AstraZeneca for work performed in the a4ß2 research collaboration that we have not recognized as revenue because it may become reimbursable to AstraZeneca.

Net cash used in investing activities was $12.9 million for the nine months ended September 30, 2006, as compared to $237,000 for the comparable nine-month period in 2005. The increase for the 2006 period was primarily due to our investment of $12.0 million in short-term certificate of deposits following completion of our initial public offering in April 2006, as compared to the 2005 period when we held our cash primarily in a money market account. In addition, we purchased $945,000 of equipment during the nine months ended September 30, 2006 to support our activities under our a4ß2 research collaboration with AstraZeneca, an increase of $708,000 over our equipment purchases during the comparable 2005 period.

Net cash provided by financing activities was $40.2 million for the nine months ended September 30, 2006, as compared to net cash used for financing activities of $1.4 million for the comparable nine-month period in 2005. The increase for the 2006 period was principally due to our receipt of $40.8 million in net proceeds from our initial public offering completed in April 2006 and to our payment in August 2005 of the outstanding balance on a $1.3 million convertible promissory note to The Stanley Medical Research Institute.

Funding Requirements

We have incurred significant losses since our inception. As of September 30, 2006, we had an accumulated deficit of $153.0 million. We expect to continue to incur substantial operating losses for the foreseeable future. Our future capital requirements are difficult to forecast and will depend on many factors, including:

•	whether we conduct Phase III clinical development of TRIDMAC;

•	the scope, progress, results and cost of preclinical development and laboratory testing and clinical trials;

•	the timing, receipt and amount of milestone and other payments from AstraZeneca and potential future collaborators;

•	the costs, timing and outcome of regulatory review;

•	the number and characteristics of product candidates that we pursue;

•	the costs of preparing, filing and prosecuting patent applications and maintaining, enforcing and defending intellectual property-related claims;

•	the costs of establishing sales and marketing functions and of establishing arrangements for manufacturing;

•	the rate of technological advancements for the indications that we target;

•	our ability to establish strategic collaborations and licensing or other arrangements on terms favorable to us;

•	the costs to satisfy our obligations under existing and potential future collaborations;

•	the timing, receipt and amount of sales or royalties, if any, from our potential products; and

•	the extent and scope of our general and administrative expenses.

We anticipate that implementing our strategy will require substantial increases in our capital requirements as we expand our clinical trial activity, as our product candidates advance through the development cycle, and as we invest in additional product opportunities and research programs and expand our infrastructure. In particular, we anticipate that we will purchase additional equipment over the next several quarters, and that we will incur additional costs beginning in or about the fourth quarter of 2006 in connection with the expansion and lease of our laboratory space, to support our activities under our a4ß2 research collaboration with AstraZeneca. We do not expect our existing capital resources to be sufficient to enable us to fund the completion of the development of any of our other product candidates. We expect that our existing capital resources will be sufficient to fund our operations through mid-2008. However, our operating plan may change as a result of many factors, including those described above. In particular, our operating plan may change if

AstraZeneca decides not to proceed with the further development of TC-1734 following its completion of any or all of the safety and product characterization studies that it conducts and terminates our agreement. In that event, we would be required to reimburse AstraZeneca for the amount of all research fees that it paid to us for our work performed in the a4ß2 research collaboration while it conducted the studies. We would also be required to pay to AstraZeneca an additional $5.0 million as compensation for assigning to us the data and any intellectual property generated in the studies, but we would not be required to refund the $10.0 million initial fee that AstraZeneca paid us. We may need additional funds sooner than planned to meet operational needs and capital requirements for product development.

We do not expect to generate sufficient cash from our operations to sustain our business for the foreseeable future. We expect our continuing operating losses to result in increases in our cash required to fund operations over the next several quarters and years. To the extent our capital resources are insufficient to meet future capital requirements, we will need to finance future cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. Additional equity or debt financing, or corporate collaboration and licensing arrangements, may not be available on acceptable terms, if at all. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate our research and development programs, reduce our planned commercialization efforts, or obtain funds through arrangements with collaborators or others that may require us to relinquish rights to certain product candidates that we might otherwise seek to develop or commercialize independently. Additionally, any future equity funding may dilute the ownership of our stockholders.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact, if any, of the provisions of SFAS 157.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material and therefore must be quantified. SAB 108 is effective for years ending on or after November 15, 2006.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The primary objective of our investment activities is to preserve our capital to fund operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of cash equivalents and short-term investments in a variety of securities of high credit quality. As of September 30, 2006, we had cash, cash equivalents and short-term investments of $58.8 million. A portion of our investments may be subject to interest rate risk and could fall in value if market interest rates increase. However, because our investments are short term in duration, we believe that our exposure to interest rate risk is not significant and estimate that an immediate and uniform 10% increase in market interest rates from levels as of September 30, 2006 would not have a material impact on the total fair value of our portfolio.

We contract for the conduct of some of our clinical trials and other research and development and manufacturing activities with contract research organizations, investigational sites and manufacturers in Europe and India. We may be subject to exposure to fluctuations in foreign currency exchange rates in connection with these agreements. If the average Euro/U.S. dollar exchange rate or the average Indian Rupee/U.S. dollar exchange rate were to strengthen or weaken by 10% against the respective exchange rates as of September 30, 2006, we estimate that the impact on our financial position, results of operations and cash flows would not be material. We do not hedge our foreign currency exposures.

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

We were incorporated in 1997 and operated as a wholly owned subsidiary of R.J. Reynolds Tobacco Company until August 2000. We have a limited operating history and have incurred substantial net losses since our inception. As of September 30, 2006, we had an accumulated deficit of $153.0 million. Our net loss was $14.7 million for the nine months ended September 30, 2006 and $29.0 million for the year ended December 31, 2005. Our losses have resulted principally from costs incurred in connection with our research and development activities, including clinical trials, and from general and administrative expenses associated with our operations. We expect to continue to incur substantial losses for the foreseeable future. We expect our research and development expenses to increase substantially over the next several years as we expand our clinical trial activity and as our product candidates advance through the development cycle. We also expect our general and administrative expenses to increase substantially as we expand our infrastructure. As a result, we will need to generate significant revenues to pay these expenses and achieve profitability.

Inversine is our only current source of product revenue. We acquired the rights to Inversine in August 2002. Sales of Inversine generated revenues of only $469,000 for the nine months ended September 30, 2006 and $681,000 for the year ended December 31, 2005. Inversine is approved in the United States for the management of moderately severe to severe essential hypertension, a high blood pressure disorder. However, we believe that the substantial majority of Inversine sales are derived from prescriptions written by a very limited number of physicians for the treatment of neuropsychiatric disorders, such as Tourette’s syndrome, autism and bipolar disorder, in children and adolescents. If any of these physicians were to change their prescribing habits, Inversine sales would suffer. We do not expect that sales of Inversine will increase substantially in the future.

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

We will require substantial future capital in order to continue to conduct the research and development and clinical and regulatory activities necessary to bring our product candidates to market and to establish marketing and sales capabilities. Our future capital requirements will depend on many factors, including:

•	whether we conduct Phase III clinical development of mecamylamine hydrochloride as an augmentation treatment to citalopram hydrobromide, a treatment combination that we refer to as TRIDMAC;

•	the scope, progress, results and cost of preclinical development and laboratory testing and clinical trials;

•	the timing, receipt and amount of milestone and other payments from AstraZeneca and potential future collaborators;

•	the costs, timing and outcomes of regulatory reviews;

•	the number and characteristics of product candidates that we pursue;

•	the costs of preparing, filing and prosecuting patent applications and maintaining, enforcing and defending intellectual property-related claims;

•	the costs of establishing sales and marketing functions and of establishing arrangements for manufacturing;

•	the rate of technological advancements for the indications that we target;

•	our ability to establish strategic collaborations and licensing or other arrangements on terms favorable to us;

•	the costs to satisfy our obligations under existing and potential future collaborations;

•	the timing, receipt and amount of sales or royalties, if any, from our potential products; and

•	the extent and scope of our general and administrative expenses.

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

Our current operating plan provides for us to continue, either alone or with a collaborator, to advance our product candidates through the development process. Our net cash used in operating activities for 2005 was $26.2 million, or approximately $2.2 million per month. Our net cash used in operating activities for the nine months ended September 30, 2006 was $5.5 million, which reflects the $10 million initial fee that we received from AstraZeneca in February 2006. If the initial fee paid by AstraZeneca were excluded, our net cash used in operating activities would have been $15.5 million, or approximately $1.7 million per month. We are including net cash used in operating activities for the nine months ended September 30, 2006 exclusive of the initial fee paid by AstraZeneca, a non-GAAP financial measure, because we believe that including only net cash used in operating activities would not be a true reflection of our monthly operating cash flows.

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

Our collaboration agreement with AstraZeneca provides for AstraZeneca to conduct additional safety and product characterization studies of TC-1734 (AZD3480) before deciding whether to proceed with planned Phase II clinical trials to evaluate the efficacy of TC-1734 (AZD3480) in mild to moderate Alzheimer’s disease and cognitive deficits in schizophrenia. Upon completion of any or all of the safety and product characterization studies, AstraZeneca has the right to terminate our agreement based on the results of the studies and all other available information with respect to TC-1734 (AZD3480). In that event, we would be required to reimburse AstraZeneca for the amount of all research fees that it paid to us for our work performed in the a4ß2 research collaboration that we and AstraZeneca are conducting under the agreement while AstraZeneca conducted the studies. We would also be required to pay AstraZeneca $5 million as compensation for assigning to us the data and any intellectual property generated in the studies, but we would not be required to refund the $10 million initial fee that AstraZeneca paid us. If AstraZeneca terminates our agreement, we may need additional capital sooner than planned.

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

Inversine is our only approved product and generates limited revenues. Mecamylamine hydrochloride is the active ingredient in Inversine. We have completed a Phase II clinical trial of TRIDMAC, which is a treatment combination comprised of mecamylamine hydrochloride as an augmentation treatment to citalopram hydrobromide, for major depression. We have also completed a Phase I single rising dose clinical trial for TC-2696, our product candidate for the treatment of pain, and are currently conducting a Phase I multiple rising dose clinical trial for TC-2696. In a single rising dose clinical trial, each subject in a dose group receives a dosage of the drug being evaluated only one time, with subjects in each subsequent dose group receiving a pre-determined higher dosage than subjects in the preceding dose group. In a multiple rising dose clinical trial, each subject in a dose group receives a dosage of the drug being evaluated multiple times, with subjects in each subsequent dose group receiving a pre-determined higher dosage than subjects in the preceding dose group. In addition, we have filed a Clinical Trial Authorization application to initiate a Phase I clinical trial of TC-2216, our product candidate for depression and anxiety disorders, in Europe. Our other product candidates are in various stages of preclinical development.

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

In addition, mecamylamine hydrochloride, our product candidate as an augmentation treatment for major depression, is the active ingredient in Inversine, which was approved by the FDA more than 50 years ago. The scope of preclinical safety information for mecamylamine previously submitted to the FDA in connection with its approval of Inversine is not as extensive as is required today. If we elect to conduct additional development of mecamylamine and ultimately pursue regulatory approval, the FDA or foreign regulatory authorities are likely to require us to conduct additional preclinical safety studies prior to considering or granting approval. These studies may include routine carcinogenicity studies, which are lengthy studies designed to evaluate any potential to cause cancer. If we conduct carcinogenicity or other lengthy studies before filing applications for regulatory approval, our receipt of regulatory approval may be delayed and, if the results of the studies are not favorable, may not occur at all.

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

If we do not prove in clinical trials that our product candidates are safe and effective, we will not obtain marketing approvals from the FDA and other applicable regulatory authorities. In particular, one or more of our product candidates may not exhibit the expected medical benefits in humans, may cause harmful side effects or may have other unexpected characteristics that preclude regulatory approval for any or all indications of use or limit commercial use if approved. For example, in the 100mg dose group of our Phase I multiple rising dose trial of TC-2696, our product candidate for pain, we suspended further dosing after two of three volunteers discontinued participation in the trial due to dizziness, nausea and, in one case, vomiting. Both of these volunteers had received a single dose of TC-2696 prior to discontinuing participation in the trial. We did not see comparable effects at 100mg in our completed single rising dose trial of TC-2696. Based on in vitro metabolism studies of TC-2696 that we subsequently conducted, we currently believe that genetic differences in the primary metabolic pathway of TC-2696 may have played a key role in the different effects of 100mg observed in our single rising dose trial and our multiple rising dose trial. We have not yet determined definitively the dose range in which positive medical effects, if any, are achieved with TC-2696. If following further evaluation we determine that the different effects observed are in fact due to the primary metabolic pathway of TC-2696, that TC-2696 is not safe in poor metabolizers or is not safe when the primary metabolic pathway for TC-2696 is blocked and that the dose range in which positive medical effects are achieved with TC-2696 is not sufficiently below 100mg so as to provide an acceptable margin of safety, we may not receive the regulatory approvals required to market and sell TC-2696. Even if we do receive the required regulatory approvals, the regulatory authorities may limit the patient population for which TC-2696 is approved to those who are extensive or intermediate metabolizers through TC-2696’s primary metabolic pathway.

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

If positive results of completed clinical trials of our product candidates are not replicated in any future clinical trials, we will not obtain the regulatory approvals required to market and sell them.

Positive findings in preclinical studies of a product candidate may not be predictive of similar results in clinical trials in humans. In addition, positive results in early clinical trials of a product candidate may not be replicated in later clinical trials. In particular, in our Phase II clinical trial of TRIDMAC in major depression, we observed a statistically significant result in favor of TRIDMAC on one of two co-primary endpoints in the trial, group mean change from baseline on the Hamilton Depression Rating Scale, on an intent to treat basis and a strong trend in favor of TRIDMAC on a per protocol basis. The result on the other co-primary endpoint, achievement of remission, favored the TRIDMAC group over the placebo group, although this result was not statistically significant. To support an application for regulatory approval in the United States or elsewhere, we would need to conduct additional clinical trials of TRIDMAC. We have not determined whether we will conduct additional clinical development of TRIDMAC. If we do elect to conduct additional clinical development of TRIDMAC, our positive findings in our Phase II trial may not replicated in any future clinical trials. Furthermore, we have not yet determined the primary endpoints that we would use in any future clinical trials of TRIDMAC. If we conduct any additional clinical trials of TRIDMAC in the future but do not use group mean change on the HAM-D scale as a primary endpoint, it would be more likely that the positive finding in our completed Phase II trial would not be replicated. Also, we may elect to advance TC-5214 into clinical development in lieu of further development of mecamylamine hydrochloride as a component of TRIDMAC. The results that we observed with mecamylamine hydrochloride in our completed Phase II clinical trial may not be replicated in future trials of TC-5214.

In addition, we completed a Phase II clinical trial of TC-1734 (AZD3480) in AAMI in March 2006. We previously completed two other Phase II clinical trials of TC-1734 (AZD3480), one in AAMI and one in mild cognitive impairment, commonly referred to as MCI. In those trials, TC-1734 (AZD3480) demonstrated positive effects on cognition. However, our findings in those trials on cognition may not be replicated in future clinical trials of TC-1734 (AZD3480) in Alzheimer’s disease, cognitive deficits in schizophrenia or other indications that involve a large number of subjects and a long duration of dosing. In addition, although TC-1734 (AZD3480) demonstrated positive effects at some dose levels with respect to some measures of cognition tested in the first Phase II clinical trial in AAMI that we conducted, TC-1734 (AZD3480) did not demonstrate positive effects as to all measures at all dose levels and placebo showed superior effects to TC-1734 (AZD3480) as to some measures at some dose levels in that trial.

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

If we elect to pursue development of TC-5214 as a treatment for major depression in lieu of further development of mecamylamine hydrochloride, our future development costs would be greater, our development timelines would be extended and our receipt of revenues from potential product sales may be delayed.

We have not determined whether we will conduct additional clinical development of mecamylamine hydrochloride as an augmentation treatment for major depression. Having completed our Phase II clinical trial, we plan to pursue a dialogue with the FDA. Because mecamylamine is a racemate, it is possible that the FDA will discourage further development of mecamylamine in favor of TC-5214, which is one of the chemical components, called enantiomers, of mecamylamine. A racemate is a mixture of two different enantiomers that are mirror images of each other and have the same chemical but potentially different biological properties. Single enantiomers may cause a different biological response, have different absorption, distribution, metabolism and excretion, known as pharmacokinetic, properties or have different degrees of toxicity, in each case as compared to each other or to the racemate that is comprised of both enantiomers. Current FDA policy provides that, assuming that it is technologically feasible to separate a racemate into its component enantiomers, the pharmacokinetic activity of each enantiomer and, if evaluation of the racemate indicates unexpected toxicity, the toxicity of each enantiomer should be independently characterized and compared to each other and to the racemate. The FDA’s policy also suggests that, where characterization of the separate enantiomers shows that one enantiomer has undesirable effects or that both enantiomers are pharmacologically active as opposed to one being inert, consideration should be given to developing a single enantiomer rather than the racemate. We have determined in preliminary animal testing that both enantiomers of mecamylamine have pharmacological activity. In addition, we believe that the preliminary animal testing suggests that the toxicity profiles of the two enantiomers of mecamylamine may be different.

If we elect to pursue development of TC-5214 as a treatment for major depression in lieu of further development of mecamylamine hydrochloride, whether based on feedback from the FDA or for any other reason, we would need to conduct a Phase I clinical program and potentially at least one Phase II clinical trial of TC-5214 before initiating a Phase III clinical trial. As a result, our development costs would be increased. Moreover, our development timeline would be extended, potentially by several years, delaying our receipt of any revenues from potential product sales.

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

Prior to commencing clinical trials in the United States, we must submit an IND to the FDA and the IND must become effective. We plan to conduct our Phase I clinical trial for our product candidate TC-2216 outside the United States. We have not submitted an IND to enable us to conduct clinical trials of TC-2216 in the United States.

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

Although we generally seek the broadest patent protection available for our proprietary compounds, we may not be able to obtain patent protection for the actual composition of any particular compound and may be limited to protecting a new method of use for the compound or otherwise restricted in our ability to prevent others from exploiting the compound. For example, we currently rely on method of use patent coverage in the United States for mecamylamine hydrochloride. If we are unable to obtain patent protection for the actual composition of any compound that we seek to develop and commercialize and must rely on method of use patent coverage, we would likely be unable to prevent others from manufacturing or marketing that compound for any use that is not protected by our patent rights. We are aware of one company, Athenagen, Inc., that has announced its initiation of a clinical trial of mecamylamine hydrochloride in an eye drop formulation as a treatment for age-related macular degeneration, a condition characterized by degeneration of the retina in the eye. If a third party were to receive marketing approval for mecamylamine hydrochloride or any other compound for which we rely on method of use patent coverage for another use, physicians could nevertheless prescribe it for indications that are not described in the product’s labeling or approved by the FDA or other regulatory authorities. Even if we have patent protection for the prescribed indication, as a practical matter, we would have little recourse as a result of this off-label use. In that event, our revenues from the commercialization of the compound would likely be adversely affected.

If the development of TRIDMAC for major depression infringes the intellectual property of a third party, we may be required to pay license fees or cease our development activities, which could significantly harm our business.

We have completed a Phase II clinical trial of TRIDMAC and we may conduct additional clinical development of TRIDMAC in the future. We are aware of a patent application that has been filed that, if issued as a patent in the form published, could present an obstacle if in the future we pursue the commercialization of TRIDMAC for major depression. We believe that, even if this patent application issues as a patent, the development or commercialization of TRIDMAC for major depression by the patent holder or any other third party would infringe our intellectual property rights. However, if this patent application issues as a patent, we could be required to obtain a license and pay license fees if we continue to develop and commercialize TRIDMAC for major depression. The owner of the patent application has granted to us an option to negotiate an exclusive license. However, we may not be able to negotiate acceptable terms. If we are unable to obtain a license on acceptable terms, we may be required to cease further development or commercialization of TRIDMAC for major depression, which could significantly harm our business.

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

We also face substantial competition from therapies designed to target NNRs. Pfizer’s product Chantix targets NNRs and is approved in the United States for smoking cessation. In addition, we believe that several prominent pharmaceutical companies have product candidates that target NNRs in development, including as examples Sanofi-Aventis, with a compound in Phase III for smoking cessation, and Abbott Laboratories, with one compound in Phase I for pain and another in Phase II for Alzheimer’s disease, ADHD and schizophrenia. We expect that we will face increased competition in the future if therapies that target NNRs are further validated and companies initiate or expand programs focused on NNRs, whether independently or by collaboration or acquisition.

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

If our stockholders sell a substantial number of shares of our common stock in the public market, our stock price may decline.

Sales of a substantial number of shares of our common stock in the public market could cause the market price to decline. Such sales also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. If there are more shares of our common stock offered for sale than buyers are willing to purchase, the market price of our common stock may decline to a market price at which buyers are willing to purchase the offered shares and sellers remain willing to sell the shares. The number of shares of our common stock owned by our stockholders and available for sale in the public market is limited only to the extent provided under applicable federal securities laws. In addition, we may, in the future, issue additional shares of our common stock to our employees, directors or consultants as compensation, in connection with corporate alliances or acquisitions or to raise capital. Accordingly, sales of a substantial number of shares of our common stock in the public market could occur at any time.

Concentration of ownership among our existing executive officers, directors and principal stockholders may prevent new investors from influencing significant corporate decisions.

Our executive officers, directors and their affiliates beneficially own or control approximately 34.9% of the outstanding shares of our common stock, based on the shares outstanding as of October 31, 2006. Accordingly, our current executive officers, directors and their affiliates have substantial control over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions, as well as our management and affairs. The concentration of ownership may also delay or prevent a change of control of us at a premium price if these stockholders oppose it, even if it would benefit our other stockholders.

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

After deducting underwriting discounts and commissions of $3.15 million and other offering expenses of approximately $1.1 million payable by us in connection with the offering, our net proceeds from the offering were approximately $40.8 million. Between April 11, 2006 and September 30, 2006, we used approximately $8.4 million of the net proceeds to fund our operating activities, including activities relating to the development of our clinical and preclinical product candidates and for working capital, capital expenditures and other general corporate purposes. During this period, our research and development expenses comprised approximately 79% of our operating expenses. The remaining approximately $32.4 million in net proceeds have been deposited in a highly rated financial institution in the United States. None of the net proceeds of the offering have been paid by us, directly or indirectly, to any director, officer or general partner of us, to any of their associates, to any person owning ten percent or more of any class of our equity securities, or to any of our affiliates.

There has been no material change in our planned use of proceeds from our initial public offering as described in our final prospectus filed with the Securities and Exchange Commission pursuant to Rule 424(b).

Item 6. Exhibits.

The exhibits listed in the accompanying exhibit index are filed as part of this Quarterly Report on Form 10-Q.

Our trademarks include Targacept®, Inversine®, Pentad™, NNR Therapeutics™ and TRIDMAC™. Other service marks, trademarks and trade names appearing in this quarterly report are the property of their respective owners.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TARGACEPT, INC.

Date: November 13, 2006	/s/ J. Donald deBethizy
J. Donald deBethizy
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2006	/s/ Alan A. Musso
Alan A. Musso
Vice President, Chief Financial Officer, Secretary and Treasurer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
10.1	Amendment No. 1 dated November 10, 2006 to Collaborative Research and License Agreement between the Company and AstraZeneca AB dated December 27, 2005.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.