Form 10-K
period 2006-12-31
TARGACEPT INC
filed 2007-03-22
CIK 1124105

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 000-51173

Targacept, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	56-2020050
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

200 East First Street, Suite 300 Winston-Salem, North Carolina	27101
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (336) 480-2100

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value per share	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐  Yes    ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes    ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2006, was approximately $68,572,083, based on $6.89, the price at which the registrant’s common stock was last sold on that date.

As of March 12, 2007, the registrant had 19,139,716 shares of common stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the registrant’s proxy statement for its 2007 annual meeting of stockholders to be held on June 13, 2007, which is expected to be filed pursuant to Regulation 14A within 120 days after the end of the registrant’s fiscal year ended December 31, 2006, are incorporated by reference into Part III of this report.

TARGACEPT, INC.

FORM 10-K

Cautionary Note Regarding Forward-Looking Statements

This annual report includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act. For this purpose, any statements contained in this annual report regarding the progress, timing and scope of the research and development of our product candidates or related regulatory filings or clinical trials, our development plans for the treatment combination that we refer to as TRIDMAC™, our future operations, financial position, revenues or costs, or our strategies, prospects, plans, expectations or objectives, other than statements of historical fact, are forward-looking statements made under the provisions of The Private Securities Litigation Reform Act of 1995. In some cases, words such as “may,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing” or other comparable words identify forward-looking statements. Actual results, performance or experience may differ materially from those expressed or implied by forward-looking statements as a result of various important factors, including our critical accounting policies and risks and uncertainties relating to: our dependence on the success of our collaboration with AstraZeneca; the amount and timing of resources that AstraZeneca devotes to the development of AZD3480 (TC-1734); AstraZeneca’s right in the future to terminate the preclinical research collaboration that we and AstraZeneca are currently conducting prior to the end of the planned four-year term; the position of applicable regulatory authorities with regard to a treatment combination that includes mecamylamine hydrochloride, which is a racemate, as compared to one of its constituent enantiomers such as TC-5214; the results of clinical trials and non-clinical studies and assessments with respect to our current and future product candidates in development; the conduct of such trials, studies and assessments, including the performance of third parties that we engage to execute them and difficulties or delays in the completion of patient enrollment or data analysis; the timing and success of submission, acceptance and approval of regulatory filings; our ability to obtain substantial additional funding; our ability to establish additional strategic collaborations; and our ability to obtain, maintain and enforce patent and other intellectual property protection for our product candidates and discoveries. These and other risks and uncertainties are described in more detail under the caption “Risk Factors” in Item 1A of Part I of this annual report. As a result of the risks and uncertainties, the results or events indicated by the forward-looking statements may not occur. We caution you not to place undue reliance on any forward-looking statement.

Any forward-looking statements in this annual report represent our views only as of the date of this annual report and should not be relied upon as representing our views as of any subsequent date. We anticipate that subsequent events and developments may cause our views to change. Although we may elect to update these forward-looking statements publicly at some point in the future, whether as a result of new information, future events or otherwise, we specifically disclaim any obligation to do so, except as required by applicable law. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.

PART I

Item 1.	Business.

Overview

We are a biopharmaceutical company engaged in the design, discovery and development of NNR Therapeutics™, a new class of drugs for the treatment of multiple diseases and disorders of the central nervous system. Our NNR Therapeutics selectively target neuronal nicotinic receptors, or NNRs. NNRs are found on nerve cells throughout the nervous system and serve as key regulators of nervous system activity.

We trace our scientific lineage to a research program initiated by R.J. Reynolds Tobacco Company in 1982 to study the activity and effects of nicotine, a compound that interacts non-selectively with all nicotinic receptors. Based on years of focused research in the NNR area, we believe that compounds that interact selectively with specific NNR subtypes have the potential to achieve positive medical effects by modulating their activity. We have built an extensive patent estate covering the structure or therapeutic use of small molecules designed to regulate the central nervous system by selectively affecting specific NNR subtypes.

We currently have four clinical-stage product candidates and three preclinical product candidates. Our most advanced product candidates are in development as treatments for target indications generally in three therapeutic areas: cognitive impairment, depression and anxiety, and pain.

Cognitive Impairment

AZD3480 (TC-1734). Our lead product candidate is a novel small molecule that we have historically referred to as TC-1734 and that our strategic collaborator, AstraZeneca, refers to as AZD3480. AZD3480 (TC-1734) modulates the activity of the a4ß2 NNR. We have a collaborative research and license agreement with AstraZeneca AB for the development and worldwide commercialization of AZD3480 (TC-1734) as a treatment for Alzheimer’s disease, cognitive deficits in schizophrenia and potentially other conditions characterized by cognitive impairment such as attention deficit hyperactivity disorder, commonly referred to as ADHD, age associated memory impairment, commonly referred to as AAMI, and mild cognitive impairment, commonly referred to as MCI. We currently expect that AstraZeneca will initiate two Phase II clinical trials of AZD3480 (TC-1734) in mid-2007, one in mild to moderate Alzheimer’s disease and one in cognitive deficits in schizophrenia, and that both trials will be completed by the end of 2008.

Our agreement with AstraZeneca relating to AZD3480 (TC-1734) became effective in January 2006. AstraZeneca paid us an initial fee of $10 million in February 2006 and an additional $20 million in January 2007 as a result of its determination to proceed with further development of AZD3480 (TC-1734) following the completion of additional clinical and non-clinical studies that it conducted during 2006. Under the agreement, we are eligible to receive other payments of up to $249 million, contingent upon the achievement of development, regulatory and first commercial sale milestones for AZD3480 (TC-1734) for Alzheimer’s disease, cognitive deficits in schizophrenia and ADHD, and royalties on future product sales. If AZD3480 (TC-1734) is developed under the agreement for other indications characterized by cognitive impairment, we would also be eligible to receive payments contingent upon the achievement of development, regulatory and first commercial sale milestones for AZD3480 (TC-1734) for those indications. AstraZeneca is responsible for the commercialization of AZD3480 (TC-1734) and any compounds that arise out of the a4ß2 research collaboration described below that it elects to advance. We have the option to co-promote AZD3480 (TC-1734) and any other compounds arising out of the research collaboration that are selected for advancement in the United States to specified classes of specialist physicians.

Depression/Anxiety

TC-2216. TC-2216 is a novel small molecule that we are developing as a monotherapy for depression and anxiety disorders. TC-2216 modulates the activity of the a4ß2 NNR. We are currently conducting a Phase I single rising dose clinical trial of this product candidate to evaluate its safety and tolerability and to assess its pharmacokinetic profile in healthy volunteers.

Mecamylamine hydrochloride and TC-5214. Mecamylamine hydrochloride is the active ingredient in Inversine®, which is our only product approved by the U.S. Food and Drug Administration, or FDA, for marketing. Inversine is approved for the management of moderately severe to severe essential hypertension, a high blood pressure disorder. However, we believe that Inversine is prescribed predominantly for the treatment of neuropsychiatric disorders, including Tourette’s syndrome, autism and bipolar disorder.

In 2006, we completed a Phase II clinical trial of mecamylamine hydrochloride as an augmentation treatment to citalopram hydrobromide, a commonly prescribed treatment for depression marketed as Celexa in the United States, for major depression. We refer to this treatment combination as TRIDMAC. TC-5214 is one of the molecular components, known as enantiomers, of mecamylamine hydrochloride. We have not yet conducted a clinical trial of TC-5214 but currently expect that we will elect to advance TC-5214 into clinical development as an augmentation treatment for major depression in lieu of further development of mecamylamine hydrochloride. TC-5214 has shown anti-depressant effects in our preclinical evaluation, and we have licensed patent rights covering its composition for use as a pharmaceutical.

Pain

TC-2696. TC-2696 is a novel small molecule that we are developing currently as a treatment for acute post-operative pain. Depending on clinical trial results, available resources and other considerations, we may pursue development of TC-2696 in the future for other classes of pain in addition to or instead of acute post-operative pain. TC-2696 modulates the activity of the a4ß2 NNR. We are currently conducting a single-dose Phase II clinical trial of this product candidate to assess its pain-relieving effects in third molar extraction patients. We currently expect to complete the trial in the second half of 2007.

TC-6499. TC-6499 is a novel small molecule that we are developing currently as a treatment for one or more classes of pain. TC-6499 modulates the activity of the a4ß2 NNR. We are currently conducting manufacturing activities necessary to support the initiation of clinical development of this product candidate.

TC-5619

In addition to the product candidates described above, we are developing TC-5619, a novel small molecule that modulates the activity of the a7 NNR. We are currently conducting additional preclinical studies necessary to support a regulatory filing planned for the second quarter of 2007 to initiate clinical development of TC-5619. We have not yet selected definitively the indication for which we will pursue the development of TC-5619. We believe compounds that selectively target the a7 NNR may have application in the treatment of conditions such as schizophrenia, cognitive impairment and inflammation.

Other Research Activities

Under our agreement with AstraZeneca, we and AstraZeneca are conducting a preclinical research collaboration designed to discover and develop additional compounds that, like AZD3480 (TC-1734), act on the a4ß2 NNR. AstraZeneca is responsible for funding the research collaboration, which began in January 2006 and has a planned term of four years.

In addition to our a4ß2 research collaboration with AstraZeneca, we have a preclinical program focused on identifying and developing compounds that selectively target the a7 NNR and other preclinical programs in areas in which we believe drugs that target specific NNR subtypes can be exploited for medical benefit, such as smoking cessation (and other addictions), obesity and Parkinson’s disease.

Our drug discovery activities utilize sophisticated proprietary computer-based molecular design methodologies and extensive biological data for a library of diverse compounds developed and collected over more than 20 years. We refer to these technologies collectively as Pentad™. We used Pentad to design or optimize AZD3480 (TC-1734), TC-2696, TC-2216, TC-5619 and TC-6499.

Role of NNRs in the Nervous System

The human nervous system is a massive communications network that sends and receives information throughout the body via billions of specialized nerve cells known as neurons. Neurons continually gather information about the body’s internal and external environment and send signals to the brain. These signals pass from one neuron to another across a gap between a communicating neuron and a receiving neuron known as a synapse. Electrical impulses of a communicating neuron are converted into chemicals called neurotransmitters that are released by the communicating neuron and bind to specialized proteins known as receptors located across the synapse on the receiving neuron to enable the signal to continue. The major neurotransmitters in the brain include dopamine, serotonin, norepinephrine, glutamate, gamma-aminobutyric acid, or GABA, and acetylcholine.

NNRs are a class of receptors found in the nervous system that play a critical role in modulating the release of neurotransmitters to regulate nervous system activity. When the neurotransmitter acetylcholine is released from a nearby neuron, called an interneuron, and binds to an NNR on a communicating neuron, the flow of neurotransmitters from the communicating neuron to a receiving neuron is adjusted by the NNR. This action, known as neuromodulation, results in a greater release of neurotransmitters across the synapse when the nervous system is understimulated and a lesser release of neurotransmitters across the synapse when the nervous system is overstimulated. As neuromodulators, NNRs serve as the nervous system’s self-adjusting “volume knob.”

The nervous system will not operate properly if the relative levels of key neurotransmitters in the brain are not maintained in a normal balance. A disruption in this balance can cause many common nervous system diseases and disorders. We believe that compounds that target NNRs to modulate their activity have the potential to restore this balance and therefore promise as treatments for these diseases and disorders.

NNRs are comprised of five protein subunits that are arranged like staves of a barrel around a central pore. Each different combination of five subunits represents an NNR subtype. There are several subtypes, each of which is identified by Greek letters. Scientific evidence has established that individual NNR subtypes have particular functions in the body that are relevant to a number of debilitating diseases and disorders.

Many published studies evaluating the effects of nicotine in humans and animals, as well as published studies showing the prevalence of diseases such as Alzheimer’s disease and Parkinson’s disease in non-smokers as compared to smokers, suggest the therapeutic effects of compounds such as nicotine that interact with NNRs. However, despite their beneficial effects, these compounds have historically not been desirable as therapies because they have not been sufficiently selective. This means that these compounds interact not only with NNRs, but also with nicotinic receptors in the muscles and in groups of nerve cells known as ganglia that are associated with adverse effects such as increased heart rate, high blood pressure, irregular heartbeat, nausea, vomiting and a dangerous slowing of breathing known as respiratory depression.

Based on years of focused research in the NNR area, we are developing product candidates that are designed to interact selectively with specific NNR subtypes to promote positive medical effects and limit adverse side effects.

Our Business Strategy

Our goal is to become a leader in the discovery, development and commercialization of novel drugs that selectively target NNRs in order to treat diseases and disorders where there is significant medical need and commercial potential. To achieve this goal, we are pursuing the following strategies:

•

We believe that drugs designed to selectively target specific NNR subtypes can have positive medical effects with limited adverse side effects. We intend to continue to use our scientific expertise and

Pentad to identify compounds that selectively target specific NNR subtypes as potential treatments for diseases and disorders of the central nervous system.

•

We have a collaborative research and license agreement with AstraZeneca for the development and worldwide commercialization of AZD3480 (TC-1734) as a treatment for Alzheimer’s disease, cognitive deficits in schizophrenia and potentially other conditions characterized by cognitive impairment. Under the agreement, we and AstraZeneca are conducting a preclinical research collaboration designed to discover and develop additional compounds that, like AZD3480 (TC-1734), act on the a4ß2 NNR. We intend to selectively seek additional collaborations with leading pharmaceutical and biotechnology companies to assist us in furthering the development of our product candidates. In particular, we intend to enter into these collaborations for target indications in which our potential collaborator has particular expertise or that involve a large, primary care market that must be served by large sales and marketing organizations. In entering into these collaborations, our goal will generally be to maintain co-promotion or co-commercialization rights in the United States and, in some cases, other markets. Under our collaboration agreement with AstraZeneca, we have the option to co-promote AZD3480 (TC-1734) and any compounds arising out of the research collaboration that are selected for advancement in the United States to specified classes of specialist physicians.

•

We have established ourselves as a leader in NNR research over more than 20 years. Our leadership position in this area is reflected in the numerous NNR-related articles and abstracts published by our scientists in prominent scientific journals, as well as our extensive patent estate. We intend to continue to invest significant resources to remain at the forefront of NNR research, build upon our NNR expertise and expand our intellectual property portfolio. We also plan to augment our own research by collaborating with commercial and academic institutions that seek access to our proprietary knowledge and compounds.

•

We have identified numerous indications in which NNRs have been implicated and for which we believe that drugs that selectively target specific NNR subtypes can potentially provide a medical benefit. We plan to prioritize our product development opportunities in an effort to apply our product pipeline to indications in which there is a significant medical need and commercial potential.

•

We intend to maximize the value of our portfolio of product candidates by seeking generally to retain marketing rights to specialists, particularly in neurology and psychiatry, in any future collaborations that we enter into.

Our Product Development Pipeline

We currently have four clinical-stage product candidates and three preclinical product candidates. In addition to these product candidates, we have preclinical programs in areas in which we believe that NNRs can be exploited for medical benefit.

Our most advanced product candidates are in development as treatments for target indications generally in three therapeutic areas: cognitive impairment, depression and anxiety, and pain. The following table summarizes our product development pipeline.

Area of Therapeutic Focus	Product Candidate	Target Indication(s)	Status of Development	Commercial Rights
Cognitive Impairment	AZD3480 (TC-1734)	Alzheimer’s disease; cognitive deficits in schizophrenia	Two Phase II trials in AAMI and one Phase II trial in MCI completed; initiation of Phase II trials in mild to moderate Alzheimer’s disease and cognitive deficits in schizophrenia expected in mid-2007	AstraZeneca

Depression/Anxiety	TC-2216	Depression and anxiety disorders	Phase I trial ongoing	Targacept

Depression	Mecamylamine hydrochloride	Major depression (augmentation treatment)	Phase II trial completed	Targacept

	TC-5214 (enantiomer of mecamylamine hydrochloride)	Major depression (augmentation treatment)	Preclinical	Targacept

Pain	TC-2696	Acute post- operative Pain	Phase II trial ongoing	Targacept

	TC-6499	Pain	Preclinical	Targacept

Schizophrenia, cognitive impairment or inflammation	TC-5619	To be determined	Regulatory filing for initiation of Phase I trial planned for second quarter of 2007	Targacept*

*	Under our collaboration agreement, we may offer to AstraZeneca the right to develop and commercialize TC-5619 as a treatment for any or all of schizophrenia and various conditions characterized by cognitive impairment under the terms of the agreement. If we do not offer this right to AstraZeneca, we may pursue the development and commercialization of TC-5619 for other indications, such as inflammation.

We conducted our Phase II clinical trial of AZD3480 (TC-1734) in AAMI that we completed in March 2006 and we are conducting our ongoing Phase II clinical trial of TC-2696 in the United States. We conducted our Phase II clinical trial of TRIDMAC, a treatment combination comprised of mecamylamine hydrochloride as an augmentation therapy to citalopram hydrobromide, in the United States and India. All other completed or ongoing clinical trials of our product candidates have been conducted in Europe.

Information regarding our research and development expenses for the fiscal years ended December 31, 2006, 2005 and 2004 is included under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this annual report.

Cognitive Impairment

AZD3480 (TC-1734) is being developed in collaboration with AstraZeneca as an oral treatment for Alzheimer’s disease, cognitive deficits in schizophrenia and potentially other conditions characterized by cognitive impairment, such as ADHD, AAMI and MCI.

AZD3480 (TC-1734)

AZD3480 (TC-1734) is a novel small molecule that modulates the activity of the a4ß2 NNR. In March 2006, we completed a Phase II clinical trial of AZD3480 (TC-1734) in AAMI. We had previously completed two Phase II clinical trials of AZD3480 (TC-1734), one in AAMI and the other in MCI, a condition characterized by cognitive impairment that is more severe than AAMI but less severe than Alzheimer’s disease. We had also previously evaluated AZD3480 (TC-1734) in four Phase I clinical trials.

While the exact causes of Alzheimer’s disease, AAMI and MCI are unknown, the aging process is generally accompanied by a decline of cognitive function linked to a progressive deterioration and death of cells in the brain. This is known as neurodegeneration. If neurodegeneration reaches a more advanced stage, such as in Alzheimer’s disease, a person becomes debilitated and unable to care for himself or herself. In two preclinical in vitro studies that we conducted, AZD3480 (TC-1734) protected neuronal cells from deterioration and death, a process known as neuroprotection.

In addition to Alzheimer’s disease and cognitive deficits in schizophrenia, AstraZeneca has agreed under our collaboration agreement to pursue development and commercialization of AZD3480 (TC-1734) as a treatment for ADHD if AZD3480 (TC-1734) achieves the primary efficacy endpoints in a Phase II clinical trial for Alzheimer’s disease or cognitive deficits in schizophrenia or if AstraZeneca initiates a Phase III clinical trial of AZD3480 (TC-1734) for Alzheimer’s disease or cognitive deficits in schizophrenia.

Clinical Development of AZD3480 (TC-1734)

Phase II Clinical Trial Completed in 2006. In March 2006, we completed a placebo controlled Phase II clinical trial of AZD3480 (TC-1734) in AAMI. The trial was designed to provide additional evidence as to whether AZD3480 (TC-1734) improves cognitive performance in cognitively impaired older adults. We conducted the trial at 16 sites in the United States. We recruited 193 subjects between the ages of 50 and 80, who were classified with AAMI based on inclusion criteria reflecting both subjective and objective memory impairment, to participate in the trial. The trial was double blind, meaning that neither the subjects nor the clinical investigators knew during the trials which subjects were receiving AZD3480 (TC-1734) and which subjects were receiving placebo.

The trial design provided for three dose groups, 25mg of AZD3480 (TC-1734), 50mg of AZD3480 (TC-1734) and placebo. Each group was dosed once daily for 16 weeks. Subjects in the 50mg dose group received 25mg for the first two weeks of dosing, 37.5mg for the next two weeks of dosing and 50mg for the remaining 12 weeks of dosing. Of the 193 subjects enrolled in the trial, 59 were randomly assigned to the 25mg dose group, 68 were randomly assigned to the 50mg dose group and 66 were randomly assigned to the placebo group. Of these, 53 subjects in the 25mg dose group, 57 subjects in the 50mg dose group and 58 subjects in the placebo group completed the trial.

Each subject was assessed using a computer-based test battery developed by CDR Ltd. to test cognitive function. We tested each subject at various time points prior to the first day of the 16-week dosing period to establish baseline. We tested subjects again at eight weeks and on the last day of the 16-week dosing period. The CDR test battery includes measures of attention, speed of cognitive processes and memory that assess the ability to react to stimuli, recognize words and pictures and recall words. These measures are then used to make composite assessments on the following five factors:

•	power of attention, which assesses the intensity of concentration;

•	continuity of attention, which assesses the ability to sustain concentration;

•	working memory, or short-term memory, which assesses the ability to retain for a short period of time information that has not been previously learned;

•

episodic memory, or long-term memory, which assesses the ability to store, hold for an extended period of time and retrieve information of an episodic nature, such as an event, name, object, scene or appointment; and

•	speed of memory, which assesses the time it takes to recall an item from memory.

There were three co-primary efficacy endpoints for this trial, including:

•	power of attention—change from baseline on the power of attention factor of the CDR test battery at the end of the 16-week dosing period, as compared to placebo;

•	episodic memory—change from baseline on the episodic memory factor of the CDR test battery at the end of the 16-week dosing period, as compared to placebo; and

•

subject global impression—composite score on a cognitive performance scale comprised of three seven-point measures in which each subject rates himself or herself on attention, memory and speed of thinking at the end of the 16-week dosing period, as compared to placebo.

The CDR test data are presented below on both a per protocol basis and an intent to treat basis. The per protocol dataset includes all subjects who were at least 80% compliant with the dosing regimen for the trial and completed the required cognitive function assessments at the end of the dosing period. The intent to treat data set includes all subjects who received at least one dose of trial medication (AZD3480 (TC-1734) or placebo) and completed at least one cognitive function assessment.

On both a per protocol basis and an intent to treat basis, subjects receiving AZD3480 (TC-1734) in the 50mg dose group showed improvement as compared to subjects dosed with placebo on all three co-primary efficacy endpoints. These results were statistically significant. Subjects receiving AZD3480 (TC-1734) in the 25mg dose group showed improvement as compared to subjects dosed with placebo on the power of attention endpoint. This result was statistically significant.

A clinical trial result is statistically significant if it is unlikely to have occurred by chance. The statistical significance of clinical trial results is determined by a widely used statistical method that establishes the p-value of the results. Under this method, a p-value of 0.05 or less represents statistical significance. If a p-value is above 0.05, the result is not statistically significant, or NS. The p-values for the primary endpoints for the AZD3480 (TC-1734) dose groups are set forth below.

Primary Endpoint	25mg AZD3480 (TC-1734)		50mg AZD3480 (TC-1734)
	Per Protocol	Intent to treat	Per Protocol	Intent to treat
CDR—Power of Attention	0.023	0.025	0.010	0.014
CDR—Episodic Memory	NS	NS	0.030	0.029
Subject Global Impression	NS	NS	0.008	0.015

AZD3480 (TC-1734) was generally well tolerated in this trial as compared to placebo. We reported two serious adverse events experienced by subjects dosed with AZD3480 (TC-1734). One of these subjects was diagnosed with lung cancer after being assigned to a dose group. The principal investigator for the trial site for this subject described the event as not related to AZD3480 (TC-1734). The other subject was diagnosed with a myocardial infarction, commonly known as a heart attack, after being dosed for approximately 12 weeks. The principal investigator for the trial site for this subject described the event as possibly related to AZD3480

(TC-1734). Because of the age range of the subject population for this trial, the types of the two serious adverse events that we observed were not unexpected.

There were no clinically significant differences among the two AZD3480 (TC-1734) dose groups and the placebo group in the incidence of adverse events. The adverse events that we observed included dizziness, headaches, diarrhea, back pain, head colds, upper respiratory tract infections, nausea and joint pain. The most frequently observed adverse event was dizziness. However, the number of subjects in the placebo group who experienced dizziness was substantially the same as the number of subjects who experienced dizziness in the group dosed with 50mg of AZD3480 (TC-1734) and greater than the number of subjects who experienced dizziness in the group dosed with 25mg of AZD3480 (TC-1734).

Previous Phase II Clinical Trials. Prior to the Phase II clinical trial of AZD3480 (TC-1734) that we completed in March 2006, we had completed two double blind, placebo controlled Phase II clinical trials of AZD3480 (TC-1734). One trial evaluated 70 persons at least 60 years of age classified with AAMI and the other trial evaluated 36 persons at least 60 years of age classified with MCI, in each case on a per protocol basis. The primary objective of each trial was to assess the safety and tolerability of AZD3480 (TC-1734) in elderly subjects compared to placebo. Secondary objectives of each trial included the assessment of the efficacy of AZD3480 (TC-1734) in improving cognitive function.

Both trials utilized a crossover design. This means that each subject initially received AZD3480 (TC-1734) or placebo for three weeks, then did not receive any trial medication for two weeks, and then received AZD3480 (TC-1734) or placebo (whichever the subject had not received initially) for three weeks. In the AAMI trial, we evaluated four doses—50mg, 100mg, 125mg and 150mg. In the MCI trial, we evaluated two doses—50mg and 100mg. Subjects were assessed for changes in cognitive function using the CDR test battery before dosing and at various time points after dosing on the first and last day of each dosing period.

In the 50mg, 100mg and 125mg arms of the AAMI trial, AZD3480 (TC-1734) was well tolerated, with no serious adverse events reported. In the 150mg dose group, three out of eight subjects treated with AZD3480 (TC-1734) experienced side effects such as headache, lightheadedness, dizziness and vomiting and dropped out of the trial.

The results of the AAMI trial were most favorable in the 50mg dose group. In that dose group, we observed statistically significant results in favor of AZD3480 (TC-1734) in four of the five CDR factors—power of attention, continuity of attention, episodic memory, and speed of memory. The results on the continuity of attention, episodic memory and speed of memory factors included only the first dosing period due to treatment-by-period interaction.

Treatment-by-period interaction refers to a situation where the initial dosing period may have had an effect on performance on one or more factors in the cognitive test battery in the second dosing period and is identified by a statistical analysis of a dose group’s performance on a particular test factor in the first dosing period versus the dose group’s performance on that test factor in the second dosing period. In instances in which our statistical analysis indicated that a treatment-by-period interaction might have occurred for a particular dose group and a particular test factor, we have described in this report only the first dosing period for that dose group for that test factor. The effect of including only the first dosing period in the results described in this report for a particular dose group and a particular test factor is to reduce, by 50%, both the number of evaluated subjects in that dose group for that test factor that were dosed with AZD3480 (TC-1734) and the number of subjects in that dose group for that test factor that were dosed with placebo.

The positive effects that we observed in the 50mg dose group were less pronounced in the other dose groups. However, in each of the other dose groups, we observed a statistically significant result in favor of AZD3480 (TC-1734) on at least one of the CDR test factors at at least one of the time points evaluated. In the 100mg dose group, we observed a statistically significant result on the episodic memory factor. In the 125mg dose group, we observed a statistically significant result on the working memory factor at one of the time points evaluated, including only the first dosing period due to treatment-by-period interaction. In the 150mg dose group, we observed statistically significant results on the continuity of attention and speed of memory factors.

To generate additional data related to the tolerability of AZD3480 (TC-1734), we also tested eight elderly persons who met the inclusion criteria at a dose of 150mg, after having eaten, using the same trial design. This enabled us to assess the impact of food on the tolerability of AZD3480 (TC-1734) by comparing it in subjects dosed at 150mg who had eaten and in subjects dosed at 150mg who had not eaten. The results indicated that the 150mg dose of AZD3480 (TC-1734) was better tolerated in subjects who had eaten than in subjects who had not eaten. There were no serious adverse events in this dose group. We observed a statistically significant result in favor of AZD3480 (TC-1734) on the continuity of attention factor at one of the time points evaluated, as well as on the speed of memory factor including only the first dosing period due to treatment-by-period interaction.

As in the AAMI trial, AZD3480 (TC-1734) was well tolerated in the MCI trial, with only one serious adverse event reported. A subject who had a history of an abnormally slow heart rate lost consciousness and was hospitalized approximately one-and-one-half weeks following the end of the dosing phase of the trial. We do not believe that this adverse event was related to AZD3480 (TC-1734). In the 100mg dose group of the trial, we observed a statistically significant result in favor of AZD3480 (TC-1734) on the episodic memory factor. The results in the 50mg dose group did not favor AZD3480 (TC-1734).

Phase I Clinical Trials. Prior to our Phase II clinical trials of AZD3480 (TC-1734), we had completed four Phase I clinical trials in a total of 84 healthy volunteers in which the compound was well tolerated. The trials included a single rising dose trial, a multiple rising dose trial, a trial designed to evaluate the compound’s pharmacokinetic profile and a food interaction trial. We enrolled volunteers ranging in age from 18 to 45 in the single rising dose, multiple rising dose and food interaction trials and from 64 to 73 in the pharmacokinetic trial. Pharmacokinetics refers to a compound’s absorption, distribution and metabolism in, and excretion from, the body. In a single rising dose trial, each subject in a dose group receives a single dose of the drug being evaluated, with subjects in each subsequent dose group receiving a pre-determined higher dosage than subjects in the preceding dose group. In a multiple rising dose clinical trial, each subject in a dose group receives a dosage of the drug being evaluated multiple times, with subjects in each subsequent dose group receiving a pre-determined higher dosage than subjects in the preceding dose group.

Plans for Future Development in Alzheimer’s Disease. We believe that the effects that we observed in our completed Phase II clinical trials of AZD3480 (TC-1734) indicate that AZD3480 (TC-1734) has potential as a treatment for Alzheimer’s disease. We currently expect that AstraZeneca will initiate a double blind, placebo controlled Phase II clinical trial of AZD3480 (TC-1734) for the treatment of mild to moderate Alzheimer’s disease in mid-2007. Based on our discussions with AstraZeneca, we also currently expect that:

•	the trial will be conducted at sites in Western Europe, Eastern Europe and Canada;

•	the trial will include approximately 500 patients with mild to moderate Alzheimer’s disease;

•

patients will be randomly assigned to one of three dose groups of AZD3480 (TC-1734) ranging from a dose lower than we have previously evaluated in our Phase II clinical trials of this product candidate to up to 100mg, to an active comparator, or to placebo;

•	each patient will be dosed over a 12-week period;

•

the co-primary outcome measures of the trial will be the Alzheimer’s Disease Assessment Scale-cognitive subscale, or ADAS-Cog, the measure most often used to assess the efficacy of drugs for Alzheimer’s disease, and a clinician interview-based impression of change, or CIBIC, scale;

•	the CDR test battery will be included in the trial as a secondary measure; and

•	the trial will be completed by the end of 2008.

The planned trial design for the Phase II clinical trial of AZD3480 (TC-1734) in mild to moderate Alzheimer’s disease may change based on scientific, commercial or other factors. Changes to the trial design could relate to the number of patients, dose groups, endpoints or any other details of the planned trial. AstraZeneca has significant control over trial design, as well as the conduct and timing of development efforts with respect to AZD3480 (TC-1734).

Plans for Future Development in Cognitive Deficits in Schizophrenia. We believe that AZD3480 (TC-1734) may also have potential as a treatment for cognitive deficits in schizophrenia. We currently expect that AstraZeneca will initiate a double blind, placebo controlled Phase II clinical trial of AZD3480 (TC-1734) as a therapy for the treatment of cognitive deficits in schizophrenia in mid-2007. Based on our discussions with AstraZeneca, we also currently expect that:

•

prior to initiating the Phase II trial, AstraZeneca will complete ongoing clinical trials in schizophrenic patients designed to evaluate the interaction of AZD3480 (TC-1734) with various approved treatments for schizophrenia from the drug class known as atypical anti-psychotics;

•	the Phase II trial will be conducted at sites in the United States and Canada;

•	the trial will include approximately 400 schizophrenic patients who are taking one of three commonly prescribed anti-psychotics and are clinically stable;

•

patients will be randomly assigned to one of three dose groups of AZD3480 (TC-1734) ranging from a dose lower than we have previously evaluated in our Phase II clinical trials of this product candidate to up to 100mg, or to placebo;

•	each patient will be dosed, together with continued treatment with the applicable anti-psychotic, over a 12-week period;

•

the primary outcome measure will be a cognitive test battery that includes assessments of cognitive functions across nine different domains and was developed in connection with a National Institute of Mental Health initiative known as Measurement and Treatment Research to Improve Cognition in Schizophrenia, or MATRICS;

•	secondary measures will include measures of life functioning, such as performance in day-to-day tasks and social skills; and

•	the trial will be completed by the end of 2008.

The planned trial design for the Phase II clinical trial of AZD3480 (TC-1734) in cognitive deficits in schizophrenia may change based on the drug interaction trial that we expect AstraZeneca to conduct before initiating the Phase II trial or scientific, commercial or other factors. Changes to the trial design could relate to the number of patients, dose groups, endpoints or any other details of the planned trial. AstraZeneca has significant control over trial design, as well as the conduct and timing of development efforts with respect to AZD3480 (TC-1734).

In addition to the planned Phase II cognitive deficits in schizophrenia trial described above, we also currently expect that AstraZeneca will conduct clinical pharmacology trials in parallel.

Other AZD3480 (TC-1734) Development Studies. During 2006, AstraZeneca conducted various studies of AZD3480 (TC-1734) at its expense to generate further data with respect to AZD3480 (TC-1734), including:

•	in vitro studies to assess whether AZD3480 (TC-1734), when administered at a therapeutically-relevant dose, activates a particular protein that can activate an enzyme known as CYP1A1;

•	a clinical trial to characterize the cardiovascular effects of various doses of AZD3480 (TC-1734) in persons who break down and eliminate, or metabolize, AZD3480 (TC-1734) at varying rates;

•	a single-dose study in dogs to further assess the cardiovascular effects of AZD3480 (TC-1734);

•

a clinical trial to evaluate the interaction and combined effects of AZD3480 (TC-1734) with paroxetine, a known inhibitor of a key enzyme involved in the primary metabolic pathway of AZD3480 (TC-1734);

•	in vitro and animal studies to further characterize the mechanism of action of AZD3480 (TC-1734); and

•	a Phase I clinical trial in healthy volunteers of Japanese descent to support the potential future pursuit of regulatory approval of AZD3480 (TC-1734) in Japan.

Depression/Anxiety

We are developing TC-2216 as a monotherapy for either or both of depression and anxiety disorders. We are currently conducting a Phase I clinical trial of TC-2216. Our other product candidates for depression include mecamylamine hydrochloride and TC-5214. We have completed a Phase II clinical trial of mecamylamine hydrochloride as an augmentation treatment to citalopram hydrobromide, a commonly prescribed treatment for depression marketed as Celexa in the United States, for major depression. We refer to this treatment combination as TRIDMAC. TC-5214 is one of the enantiomers of mecamylamine hydrochloride.

TC-2216

TC-2216 is a novel small molecule that we are developing as an oral monotherapy for depression and anxiety disorders. TC-2216 modulates the activity of the a4ß2 NNR. We are currently conducting a Phase I single rising dose clinical trial of this product candidate. The double blind, placebo controlled trial is designed to evaluate the safety and tolerability of TC-2216 and to assess its pharmacokinetic profile in healthy volunteers.

Depression and anxiety disorders often occur together, and anti-depressants are often also used to treat anxiety disorders. In our preclinical studies, TC-2216 showed greater potency and anti-depressant effects comparable to selective serotonin reuptake inhibitors and tricyclics, which are commonly used treatments for depression. In other preclinical studies, TC-2216 showed anxiety-relieving effects.

TC-2216 is a racemate. A racemate is a mixture of two different enantiomers that are mirror images of each other and have the same chemical but potentially different biological properties. If our Phase I clinical program of TC-2216 is successful, we may elect to advance one of the enantiomers of TC-2216 in lieu of further development of TC-2216.

Mecamylamine hydrochloride and TC-5214

Mecamylamine hydrochloride is the active ingredient in Inversine, which is currently our only approved product. Inversine is approved in the United States for the management of moderately severe to severe essential hypertension. We believe that Inversine is prescribed predominantly for the treatment of neuropsychiatric disorders, including Tourette’s syndrome, autism and bipolar disorder, in children and adolescents at a lower dose than is used for hypertension. Inversine has been approved for marketing since the 1950s. We acquired marketing rights to the product in August 2002 from Layton Bioscience, Inc., which had previously acquired the rights from Merck & Co., Inc. In connection with our acquisition, we assumed Layton’s obligations under the agreement pursuant to which Layton acquired the rights from Merck. Pursuant to that agreement, we pay Merck an amount each year based on annual sales of Inversine, subject to a specified annual maximum. Our annual payment obligation to Merck expires in 2008.

In 2006, we completed a Phase II clinical trial of mecamylamine hydrochloride as an oral augmentation treatment to citalopram hydrobromide for major depression. We refer to this treatment combination as TRIDMAC.

We conducted the Phase II trial at one site in the United States and eight sites in India. The trial design included two phases. In the first phase, 450 patients with a diagnosis of major depressive disorder were given open label citalopram hydrobromide over six weeks and evaluated based on improvement on two scales—the Hamilton Depression Rating Scale (HAM-D), a commonly used 17-item scale that evaluates depressed mood and other symptoms of depression and anxiety, and the Clinical Global Impression subscale for severity of illness (CGI-SI)—to determine the extent of any response. Patients whose score on the HAM-D scale was at least equal to 14 and whose score on the CGI-SI scale was at least equal to 4 were enrolled into the second phase of the trial. The second phase was double blind and placebo controlled. We enrolled 184 patients into the second phase. In the second phase, patients received either mecamylamine hydrochloride or placebo, in each case together with continued citalopram hydrobromide therapy, for an additional eight weeks. The dose group that received mecamylamine hydrochloride together with continued citalopram hydrobromide therapy is referred to below as the TRIDMAC dose group. Patients in the TRIDMAC dose group initially received 5mg of mecamylamine daily, titrating up to 10mg over the dosing period at the clinician’s discretion based on tolerability and therapeutic response.

The primary endpoints of the trial were group mean change from baseline and achievement of remission, in each case as measured by HAM-D and compared to continued citalopram therapy plus placebo. Secondary outcome measures used in the trial included rating scales to assess symptoms of depression and anxiety, disability, irritability, global improvement or severity of illness. Data from the trial were evaluated on both an intent to treat and per protocol basis. The intent to treat population included 160 patients who received at least one dose of blinded study medication and were assessed using HAM-D at least once after determination of baseline. The per protocol population included 151 patients who were at least 80% compliant with the dosing regimen called for by the protocol and were assessed using HAM-D at the end of the dosing period.

The result on the group mean change endpoint was statistically significant in favor of TRIDMAC on an intent to treat basis, with a p-value of 0.041, and showed a strong trend, but not statistical significance, on a per protocol basis (p-value of 0.059). The result on the achievement of remission endpoint favored the TRIDMAC group over the placebo group in both the intent to treat and per protocol populations, although these results did not reach statistical significance. With respect to the secondary outcome measures, the results on all five rating scales favored the TRIDMAC group over the placebo group on a per protocol basis. Each of these results was statistically significant, with a p-value of less than 0.05. On an intent to treat basis, the results on the rating scales assessing disability, irritability and severity of illness were statistically significant, with p-values less than 0.05.

TRIDMAC was generally well tolerated in the trial. There was one serious adverse event reported in each of the TRIDMAC and placebo groups. In the TRIDMAC group, a patient experienced an upper respiratory tract infection and irregular heartbeat and discontinued participation in the trial.

TC-5214 is one of the enantiomers of mecamylamine hydrochloride and has shown anti-depressant effects in our preclinical evaluation in several rodent models. We have licensed patent rights from the University of South Florida Research Foundation covering the composition of TC-5214 for use as a pharmaceutical. We have not yet conducted a clinical trial of TC-5214 but currently expect that we will elect to advance TC-5214 into clinical development as an oral augmentation treatment for major depression in lieu of further development of mecamylamine hydrochloride.

Pain

We are developing TC-2696 currently for acute post-operative pain. Depending on clinical trial results, available resources and other considerations, we may pursue development of TC-2696 in the future for other classes of pain in addition to or instead of acute post-operative pain. TC-6499 is another product candidate that we are currently developing for one or more classes of pain.

TC-2696

TC-2696 is a novel small molecule that we are developing currently as an oral treatment for acute post-operative pain. TC-2696 modulates the activity of the a4ß2 NNR. We are currently conducting a single-dose Phase II trial of this product candidate in third molar extraction patients.

In our preclinical animal studies, TC-2696 demonstrated pain-relieving effects in models of acute, chronic and inflammatory nociceptive pain and of neuropathic pain with comparable or higher potency in preclinical animal models than morphine or indomethacin, the generally accepted standards of comparison. In these studies, the compound was rapidly absorbed and demonstrated an acceptable toxicology profile.

In our preclinical in vitro studies, we found TC-2696 to act selectively at the a4ß2 NNR and to avoid interaction with nicotinic receptors in the muscles and ganglia that are associated with side effects. Published studies conducted by third parties have shown that compounds that activate a4ß2 have pain-relieving effects in animals. We believe these effects are caused in part by the activation of NNRs that are abundant in CNS pathways to block the transmission of pain signals to the brain. In contrast, opioids act through a different mechanism of action. In our preclinical animal studies, TC-2696 did not result in tolerance following repeated administration.

Clinical Development of TC-2696

Ongoing Phase II Clinical Trial. We are currently conducting a Phase II clinical trial of TC-2696 in third molar extraction patients. This double blind, placebo controlled, proof of concept trial is designed to evaluate the pain-relieving effects of TC-2696 following dental surgery. The trial is being conducted in the United States and is expected to enroll approximately 150 subjects. The trial design includes five arms—10mg, 25mg and 50mg of TC-2696, ibuprofen (400mg) as a positive control and placebo.

Phase I Clinical Trials. We have completed a Phase I single rising dose clinical trial and the dosing phase of a Phase I multiple rising dose clinical trial of TC-2696. These trials were designed to evaluate the safety and tolerability profile of TC-2696 in healthy volunteers.

Our completed single rising dose trial was conducted in France with 44 healthy volunteers divided into dose groups of 2mg, 5mg, 10mg, 20mg, 50mg, 100mg, 150mg and 200mg. In the trial, TC-2696 was well tolerated at doses of up to 150mg. At 150mg, we observed mild to moderate dizziness and lightheadedness. At 200mg, we observed nausea, vomiting and elevated blood pressure and heart rate.

Our multiple rising dose trial was also conducted in France with 25 healthy volunteers divided into three dose groups, 25mg, 50mg and 100mg. In each dose group, six subjects received TC-2696 and the remaining subjects received placebo, in each case twice per day for 11 days. We have completed the dosing phase of the trial. TC-2696 was generally well tolerated in the 25mg and 50mg dose groups. All of the volunteers in the 25mg dose group and all but two of the volunteers in the 50mg dose group completed the trial. Of the two volunteers in the 50mg dose group who did not complete the trial, one discontinued participation due to elevated heart rate and dizziness and the other discontinued participation due to anguish and malaise. We replaced one of these two discontinued volunteers. In the 100mg dose group, we ceased dosing in January 2007 after four of a total of eight volunteers discontinued participation in the trial. Each of the discontinuing volunteers experienced one or more of dizziness, nausea, vomiting, elevated heart rate and low blood pressure. All but one of these volunteers had received a single dose of TC-2696 prior to discontinuing participation in the trial. We did not see comparable effects at 100mg in our completed single rising dose trial of TC-2696. We are currently exploring potential causes for the different effects seen at 100mg in our two Phase I trials.

In both of our Phase I trials of TC-2696, we used a surrogate measure to provide an indication of the potential efficacy of this product candidate as a treatment for pain. The surrogate measure involved the use of a metal probe, which emits increasing amounts of heat. We used the surrogate measure to assess pain threshold, which was indicated by the temperature of the metal probe at which subjects first reported feeling pain, and pain tolerance, which was indicated by subjects reporting the pain as bearable or not bearable. We also assessed pain relief, which was indicated by subjects making subjective estimations of the degree of pain felt on the day of assessment as compared to the first day of the trial.

In the 25mg and 50mg dose groups of our multiple rising dose trial, we observed a strong trend in favor of TC-2696, but not statistical significance, in pain relief on all days assessed. Subjects dosed with TC-2696 consistently reported a greater reduction in the degree of pain felt on the day of assessment versus the first day of the trial, as compared to subjects dosed with placebo. We did not observe a drug effect in our assessments of pain threshold and pain tolerance. We do not yet have the results on the surrogate measure in the 100mg dose group. In our single rising dose trial, we observed a drug effect on at least one of the pain assessments at one or more time intervals in each of the 5mg, 10mg, 50mg and 150mg dose groups.

TC-6499

TC-6499 is a novel small molecule that we are developing currently as an oral treatment for one or more classes of pain. TC-6499 modulates the activity of the a4ß2 NNR. In our preclinical animal studies, this product candidate demonstrated pain-relieving activity in multiple models of neuropathic pain, and we are currently evaluating its activity in additional preclinical models of acute and chronic pain. We are also currently evaluating TC-6499 as a potential product candidate to promote wakefulness instead of or in addition to pain. We are currently conducting manufacturing activities necessary to support the initiation of clinical development of TC-6499.

TC-5619

In addition to the product candidates described above, we are also developing TC-5619, a novel small molecule that modulates the activity of the a7 NNR. We are currently conducting additional preclinical studies necessary to support a regulatory filing planned for the second quarter of 2007 to initiate clinical development of TC-5619.

A number of published studies have indicated an association between the a7 NNR and schizophrenia. In a 2004 survey of 46 cognitive neuroscientists and neuropharmacologists conducted in connection with the MATRICS initiative, a7 was selected more often than any other target as the target of most interest in the development of treatments for cognitive deficits in schizophrenia. Other published studies have suggested an association between the a7 NNR and cognitive function. Accordingly, we believe that the compounds that act selectively on the a7 NNR, like TC-5619, or that act selectively on both the a7 and a4ß2 NNRs, may be useful in treating either or both of schizophrenia and cognitive impairment. We also believe that compounds that act on the a7 NNR may be exploited to treat inflammation. We have not yet selected definitively the indication for which we will pursue the development of TC-5619.

Under our agreement with AstraZeneca, if we seek to develop TC-5619 for Alzheimer’s disease, cognitive deficits in schizophrenia, other conditions characterized by cognitive impairment or schizophrenia, we have the right to offer to AstraZeneca the right to develop and commercialize the compound under the terms of the agreement. However, if we do not offer TC-5619 for license by AstraZeneca, we are generally not permitted to develop or commercialize the compound for any of these indications. However, we would be permitted to pursue the development and commercialization of TC-5619 for other indications, such as inflammation.

Our Preclinical Research Programs

We focus our preclinical research efforts in areas in which we believe NNRs can be exploited for medical benefit and on indications for which we believe we can efficiently develop marketable product candidates. We are conducting a preclinical research collaboration with AstraZeneca to discover and develop additional compounds that act on the a4ß2 NNR. We also have a preclinical research program focused on identifying and developing compounds that selectively target the a7 NNR and other preclinical research programs in smoking cessation (and other addictions), obesity and Parkinson’s disease.

Smoking Cessation

Due primarily to nicotine’s addictive effects, it is very difficult to quit smoking. Published animal studies have linked nicotine’s addictive effects to the release of dopamine in regions in the brain involved in feelings of reward and pleasure. Although the specific NNR implicated in the regulation of dopamine is not fully characterized, several reported studies suggest that the a6, a4, ß2 and ß4 NNR subunits may be involved. These studies have shown that selectively modulating a6, a4 or ß4 reduced the rewarding effects of nicotine in mice. Other studies have shown that mice deficient in the ß2 NNR failed to self-administer nicotine and had reduced activity in the brain regions associated with reward and pleasure. We are evaluating a number of compounds in a variety of animal models of smoking cessation and nicotine dependence for advancement in our smoking cessation program. In addition, we are a named subcontractor on a grant awarded by the National Institute on Drug Abuse, part of the National Institutes of Health, to The California Institute of Technology to fund research on innovative NNR-based approaches to the development of therapies for smoking cessation. In addition to The California Institute of Technology, we are collaborating with University of Colorado at Boulder to conduct this research.

Obesity

A number of published studies have demonstrated that non-smokers generally weigh significantly more than smokers, and nicotine is believed to be responsible. These studies have also shown that smokers gain weight when they stop smoking. Moreover, reported studies with animals have shown that food intake and body weight gain are reduced following repeated administration of nicotine and that the effects are reversed when the nicotine administration is stopped. As part of our evaluation of our compounds for other indications, we also assess each compound for a preliminary signal of its ability to induce weight loss. We are collecting this data and plan to conduct additional preclinical evaluation of the most promising compounds for obesity.

Parkinson’s disease

Parkinson’s disease is associated with a deficit in dopamine in the brain resulting from neurodegeneration. As noted above, several reported studies suggest that the a6, a4, ß2 and ß4 NNR subunits may be involved in regulating dopamine release. As a result, NNRs that contain one or more of these subunits may have promise as therapeutic targets for the treatment of Parkinson’s disease. Moreover, the existence of many published studies showing the greater prevalence of Parkinson’s disease in non-smokers as compared to smokers further suggests the potential application of compounds that interact with NNRs as treatments for Parkinson’s disease.

Our Drug Discovery Technologies—Pentad

Our drug discovery activities utilize sophisticated proprietary computer-based molecular design methodologies and extensive biological data from a library of diverse compounds developed and collected over more than 20 years. We refer to these technologies collectively as Pentad. We use Pentad to predict the likelihood that novel compounds will interact with various NNRs, the degree of the interaction and the potential of these compounds to be developed as drugs based on projected pharmacokinetic profiles.

Pentad’s virtual screening facilitates more rapid identification of compounds that may be clinically viable than we believe could be achieved using traditional laboratory synthesis and screening methods. This allows us to reduce drug development time by focusing our resources on compounds that we believe to have a greater likelihood of clinical success. We used Pentad to design or optimize AZD3480 (TC-1734), TC-2696, TC-2216, TC-5619 and TC-6499.

Strategic Collaborations

AstraZeneca AB

In December 2005, we entered into a collaborative research and license agreement with AstraZeneca AB under which we granted AstraZeneca exclusive development and worldwide commercialization rights to AZD3480 (TC-1734) as a treatment for specified indications. The agreement became effective in January 2006. Under the agreement, AstraZeneca has agreed to pursue development and commercialization of AZD3480 (TC-1734) as a treatment for Alzheimer’s disease and cognitive deficits in schizophrenia. AstraZeneca has also agreed to pursue development and commercialization of AZD3480 (TC-1734) as a treatment for ADHD if AZD3480 (TC-1734) achieves the primary efficacy endpoints in a Phase II clinical trial for Alzheimer’s disease or cognitive deficits in schizophrenia or a Phase III clinical trial of AZD3480 (TC-1734) is otherwise initiated for Alzheimer’s disease or cognitive deficits in schizophrenia. In addition, AstraZeneca can develop and commercialize AZD3480 (TC-1734) for AAMI, MCI, any other indication that is deemed a cognitive disorder under the agreement and schizophrenia. We and AstraZeneca are also conducting a preclinical research collaboration under the agreement.

Payment Terms. AstraZeneca paid us an initial fee of $10 million in February 2006 and an additional $20 million in January 2007 as a result of its determination to proceed with further development of AZD3480 (TC-1734) following the completion of additional clinical and non-clinical studies that it conducted during 2006 to generate further data with respect to AZD3480 (TC-1734). We are eligible to receive other payments of up to $249 million, contingent upon the achievement of development, regulatory and first commercial sale milestones for AZD3480 (TC-1734) for Alzheimer’s disease, cognitive deficits in schizophrenia and ADHD, and stepped double-digit royalties on future AZD3480 (TC-1734) product sales. If AZD3480 (TC-1734) is developed under the agreement for an indication in addition to Alzheimer’s disease, cognitive deficits in schizophrenia and ADHD, we would also be eligible to receive payments of up to $52 million, contingent upon the achievement of development, regulatory and first commercial sale milestones for AZD3480 (TC-1734), for each such indication. Under the terms of a sponsored research agreement and subsequent license agreement, we are required to pay the University of Kentucky Research Foundation a low single digit percentage of any of these payments, including royalties, that we receive from AstraZeneca relating to AZD3480 (TC-1734).

AstraZeneca’s obligation to pay royalties to us for each compound subject to the collaboration expires on a country-by-country basis on the later of expiration of our patent rights that provide exclusivity for that compound in that country or twelve years after the first commercial sale in that country of either that compound or any related compound that meets specified criteria. If AstraZeneca obtains a patent covering the composition of a compound that is derived within a specified period from a compound that is subject to the collaboration, the term of AstraZeneca’s patent would also be taken into account in determining the term of AstraZeneca’s obligation to pay royalties to us for that derived compound. The U.S. patent rights to AZD3480 (TC-1734) expire between 2016 and 2018. We also have a pending U.S. patent application to a particular salt form of AZD3480 (TC-1734) that, if issued, would expire in 2025. The corresponding foreign patent rights expire between 2017 and 2019. We also have foreign patent applications that, if issued, would expire between 2017 and 2025. Royalty rates are subject to reduction under the agreement in specified circumstances, including in any country if the licensed compound is no longer subject to adequate patent protection in that country or if AstraZeneca licenses patent rights from any third party under circumstances in which the product that we license to AstraZeneca might infringe the third party’s patent rights.

Research Collaboration. The agreement provides for a research collaboration, which began in January 2006 and under which we and AstraZeneca are conducting research designed to discover and develop additional compounds that, like AZD3480 (TC-1734), act on the a4ß2 NNR. AstraZeneca has the right to exclusively license a specified number of these compounds, together with metabolites of these compounds and derivatives and other compounds related to these compounds that meet specified criteria for the same indications for which AstraZeneca has development and commercialization rights for AZD3480 (TC-1734). Under the agreement, we are eligible to receive additional payments of up to $145 million, contingent upon the achievement of development, regulatory and first commercial sale milestones for each compound discovered and developed as part of the research collaboration, and stepped royalties on future product sales. The initial term of the research collaboration is four years and can be extended by mutual agreement. AstraZeneca can terminate the research collaboration effective three years after the research term began upon at least six months notice.

Research Fees. While AstraZeneca conducted the additional studies of AZD3480 (TC-1734) during 2006, AstraZeneca paid us research fees based on 50% of an agreed reimbursement rate for research services rendered in the collaboration. Following its determination to proceed with further development of AZD3480 (TC-1734), AstraZeneca paid us additional research fees equal to the remaining 50% and has agreed under the agreement prospectively to pay us additional research fees based on 100% of the agreed upon reimbursement rate for research services rendered in the collaboration, subject to specified limits.

Development and Commercialization Costs. AstraZeneca is responsible for the clinical development and commercialization of AZD3480 (TC-1734) and any compounds that arise out of the research collaboration that it elects to advance and has agreed to assume substantially all development costs, except for costs that we incurred to complete the Phase II clinical trial of AZD3480 (TC-1734) in AAMI that we completed in March 2006. We have the option to co-promote AZD3480 (TC-1734) and any compounds that arise out of the research collaboration that are selected for advancement in the United States to specified classes of specialist physicians. If we exercise our co-promotion option, AstraZeneca is required to provide training to our sales force and compensate us for our detailing efforts following regulatory approval.

Exclusivity Rights and Restrictions. Neither we nor AstraZeneca are permitted outside of the collaboration to develop or commercialize compounds that act on the a4ß2 NNR and meet pre-defined criteria for Alzheimer’s disease, cognitive deficits in schizophrenia, other conditions characterized by cognitive impairment, schizophrenia or any indication for which AstraZeneca has development and commercialization rights under the agreement. This restriction on AstraZeneca lapses 30 months after the end of the research term. This restriction on us will lapse if AstraZeneca commences clinical development outside of the collaboration for a compound that acts on the a4ß2 NNR and meets pre-defined criteria.

We are entitled to offer to AstraZeneca the right to develop and commercialize any compound that acts on any NNR other than a4ß2 for any indication for which AstraZeneca has development and commercialization rights under the agreement. If we do not offer this right to AstraZeneca for a compound that acts on any NNR other than the a4ß2 NNR, we are generally not permitted to develop or commercialize the compound for any indication for which AstraZeneca has development and commercialization rights under the agreement. If we offer a compound to AstraZeneca, AstraZeneca could license the compound from us, together with metabolites of the compound and derivatives and other compounds related to the compound that meet specified criteria, under terms specified in the agreement. Alternatively, AstraZeneca could negotiate a development plan with us pursuant to which we would conduct development intended to provide a pre-defined indication of efficacy. AstraZeneca could license the compound from us after we complete the additional development. For each compound licensed by AstraZeneca through this process, we are eligible to receive payments of up to $266 million, contingent upon the achievement of development, regulatory and first commercial sale milestones, as well as stepped royalties on future product sales. If AstraZeneca elects not to license the compound, we are permitted to develop and commercialize the compound for any indication, except that, if we had offered the compound to AstraZeneca for schizophrenia, we will not be able to develop or commercialize the compound for any cognitive disorder. The agreement limits the number of compounds that we are permitted to offer to AstraZeneca through this process. We are generally not permitted to develop or commercialize compounds that act on any NNR for any indication for which AstraZeneca has development and commercialization rights under the agreement except through this process.

We are also entitled to offer to AstraZeneca the right to develop and commercialize (1) any compound for which AstraZeneca has development and commercialization rights for specified indications under the agreement or (2) any other compound that meets pre-defined criteria for cognitive activity, is in the same chemical family and acts on the same NNR or NNRs as any compound for which AstraZeneca has development and commercialization rights for specified indications under the agreement for any indication for which AstraZeneca does not have development and commercialization rights under the agreement. If we do not offer this right to AstraZeneca, we are not permitted to develop or commercialize the compound.

If AstraZeneca commences clinical development outside of the collaboration of a compound that acts on any NNR other than the a7 NNR and meets other pre-defined criteria, the restriction on our right to develop and commercialize compounds that act on any NNR, other than the a4ß2 NNR, for any indication for which AstraZeneca has development and commercialization rights under the agreement will lapse.

If, in the future, we seek a strategic collaborator to develop or commercialize compounds that act by binding to NNRs for depression, anxiety or bipolar disorder, AstraZeneca has a right of first negotiation with us. If we and AstraZeneca do not agree on terms on which we would collaborate, for the following three years we would only be permitted to enter into a collaboration for the applicable compounds and indications on more favorable terms than the terms offered by AstraZeneca.

Termination. AstraZeneca can terminate the agreement without cause upon 90 days notice given any time after the earlier of the end of the research term and four years after the research term began. Either we or AstraZeneca can terminate the agreement in the event of the bankruptcy or uncured material breach of the other party. However, if a breach by AstraZeneca is limited to any specific compound or specified key market, we can terminate the agreement only with respect to that compound or key market. If a competitor of AstraZeneca acquires control of us, AstraZeneca can terminate the agreement or specified provisions of the agreement, including our right to participate on the committee overseeing development under the agreement and our co-promotion rights.

Patents and Proprietary Rights

We actively seek to protect the proprietary technology that we consider important to our business, including chemical species, compositions and forms, their methods of use and processes for their manufacture, as well as modified forms of naturally-expressed receptors, in the United States and other key pharmaceutical markets. We also rely upon trade secrets and contracts to protect our proprietary information.

As of March 20, 2007, our patent estate included 64 patents issued in the United States, 30 patent applications pending in the United States, including one U.S. patent application that has been allowed but has not yet issued, and numerous issued patents and pending patent applications in countries other than the United States. Our issued patents and pending patent applications in the United States include composition of matter coverage on a number of different structural families of compounds. The actual protection afforded by a patent varies from country to country and depends upon many factors, including the type of patent, the scope of its coverage and the availability of legal remedies in a particular country.

We consider the following United States patents that we own or license to be most important to the protection of our most advanced product candidates.

Area of Therapeutic Focus	Product Candidate	Patent Scope	Patent Expiration

Cognitive Impairment	AZD3480 (TC-1734)	Composition of matter for AZD3480 (TC-1734)	June 2018

		Composition of matter for a family of compounds that includes AZD3480 (TC-1734)	April 2016

		Methods of use of a family of compounds that includes AZD3480 (TC-1734) for treatment and prevention of CNS disorders	February 2017

Depression/Anxiety	TC-2216	Composition of matter for a family of compounds that includes TC-2216	June 2023

Depression	Mecamylamine hydrochloride	Methods of use of mecamylamine for nicotine-responsive psychiatric disorders, including depression	September 2017

	TC-5214	Pharmaceutical composition of S-mecamylamine	December 2019

		Methods of use of S-mecamylamine for neuropsychiatric disorders, including depression	December 2019

Pain	TC-2696	Composition of matter for TC-2696	June 2018

		Composition of matter for a family of compounds that includes TC-2696	April 2016

		Method of use of a family of compounds that includes TC-2696 for eliciting an analgesic effect	August 2017

	TC-6499	Composition of Matter for TC-6499	March 2023

Schizophrenia, cognitive impairment or inflammation	TC-5619	Composition of Matter for a family of compounds that includes TC-5619	August 2019

In addition to these patents and patent applications, we have later-expiring patents relating to some of these product candidates that cover a particular form or composition, use as part of combination therapy or method of preparation or use. These patents could provide additional or a longer period of protection. We also have patent applications pending that seek equivalent or substantially comparable protection for our product candidates in key international markets.

The patent expiration dates referenced above do not reflect any potential patent term extension that we may receive under The United States Drug Price Competition and Patent Term Restoration Act of 1984, known as the Hatch-Waxman Act. The Hatch-Waxman Act generally permits a patent extension term of up to five years as compensation for patent term lost during the FDA regulatory review process. Patent extension cannot extend the remaining term of a patent beyond a total of 14 years. The patent term restoration period is generally one-half the time between the effective date of an investigational new drug application, or IND, and the submission date of a new drug application, or NDA, plus the time between the submission date and approval of an NDA. Only one patent applicable to an approved drug is eligible for the extension, and the extension must be applied for prior to expiration of the patent. The United States Patent and Trademark Office, in consultation with the FDA, reviews and approves applications for patent term extension.

License Agreements

We are parties to five license agreements that are important to our business.

University of South Florida Research Foundation

Pursuant to a license agreement with the University of South Florida Research Foundation, or USFRF, we hold an exclusive worldwide license to patents and patent applications owned by USFRF for use in the development and commercialization of mecamylamine hydrochloride and other specified compounds. The licensed patents and patent applications include issued patents covering the composition of the enantiomers of mecamylamine hydrochloride, including TC-5214, for use as a pharmaceutical and covering methods of use for the treatment of depression, ADHD, Tourette’s syndrome and nicotine-responsive neuropsychiatric disorders. Under the agreement, we are obligated to pay to USFRF:

•	an annual license fee until an NDA or its equivalent is filed to cover the use of a product subject to the license to treat a neuropsychiatric disorder;

•	an annual fee to maintain our rights of first refusal to acquire rights to the licensed patents and patent applications beyond the scope of our current license;

•	royalties on net sales of products subject to the license or a percentage of royalties received from a sublicensee;

•	aggregate payments of up to $200,000 based on the achievement of specified regulatory milestones; and

•	a percentage of other amounts that we receive from a sublicensee.

The aggregate annual license fees are creditable, up to a specified amount per year, against future royalties.

We are required to use commercially reasonable efforts to develop or to market and sell a product covered by the agreement. In particular, we are required to spend a specified minimum amount on research and development of products covered by the agreement each year until we receive marketing approval for a covered product. If USFRF believes that we are not meeting our diligence obligation, it is entitled to terminate the agreement following a cure period. If we do not agree with USFRF’s determination, we can submit the matter to binding arbitration. In addition, if we have not received marketing approval of a product covered by the agreement on or before December 31, 2012, USFRF can make our license nonexclusive.

We may terminate the agreement at any time. If not earlier terminated, the agreement will terminate upon expiration of the last to expire of the licensed patent rights.

Yale University

Pursuant to an exclusive license agreement with Yale University, we hold an exclusive worldwide license to pending patent applications owned by Yale. The licensed patent applications include a pending U.S. application that, if issued in the future as a patent, could potentially cover the use of mecamylamine hydrochloride and

TC-5214, or other compounds classified as nicotinic antagonists, as an augmentation to other treatments for mood disorders. Under the agreement, we paid Yale a non-refundable license initiation fee and reimbursed Yale for its prior expenses with respect to the filing and prosecution of the licensed patent rights. In addition, we agreed to pay to Yale:

•	an issuance fee that is conditional upon the issuance of a licensed patent in the United States that meets specified conditions;

•	aggregate payments of up to $1,500,000 for each product subject to the license for which specified regulatory and first commercial sale milestones are achieved;

•	royalties on any net sales of products subject to the license, subject, following the first launch of a product subject to the license, to specified annual minimum amounts; and

•

a percentage of certain amounts received from a sublicensee of the licensed patent rights if the sublicense is not combined with a license to other patent rights of ours or with an agreement by us to collaborate to discover, research, develop or commercialize compounds or products for therapeutic use.

We are required to use reasonable commercial efforts to develop at least one product subject to the license for commercialization in the United States. We may terminate the agreement upon 30 days written notice to Yale. If not earlier terminated, the agreement will expire upon expiration of the last to expire of the licensed patent rights.

Virginia Commonwealth University Intellectual Property Foundation

Pursuant to a license agreement with Virginia Commonwealth University Intellectual Property Foundation, or VCUIPF, we hold a non-exclusive worldwide license to patents covering a method of use of a family of compounds that includes TC-2696 for eliciting an analgesic effect, as well as the right to convert the license into an exclusive license upon payment of a fee. Under the agreement, we are obligated to pay to VCUIPF:

•	an annual license fee and an additional annual fee to maintain the right at any time to convert the license into an exclusive license for an additional fee;

•	royalties on net sales of products subject to the license or a percentage of amounts received from a sublicensee; and

•	aggregate payments of up to $900,000 based on the achievement of specified development and regulatory milestones.

We are required to use reasonable efforts to bring one or more products covered by the agreement to market. We may terminate the agreement at any time with 90 days notice. If the agreement is not earlier terminated, our obligation to pay royalties under the agreement will terminate upon expiration of the licensed patent rights.

Wake Forest University Health Sciences

Pursuant to a license agreement with Wake Forest University Health Sciences, or WFUHS, we hold an exclusive worldwide license to patents covering a method of use of a family of compounds that includes TC- 2696 for the treatment of chronic or female-specific pain. Under the agreement, we paid WFUHS a non-refundable upfront license fee and are obligated to pay to WFUHS:

•	royalties on net sales of products subject to the license or, if less, a percentage of amounts received from a sublicensee;

•	aggregate payments of up to $878,000 per product subject to the license based on the achievement of specified development and regulatory milestones; and

•	a percentage of other amounts that we receive from a sublicensee.

We are required to use commercially reasonable efforts to pursue the development of at least one product covered by the agreement and to bring at least one such product to market. We may terminate the agreement at any time with 60 days notice. If not earlier terminated, the agreement will terminate upon expiration of the last to expire of the licensed patent rights.

University of Kentucky Research Foundation

Pursuant to a sponsored research agreement, the University of Kentucky Research Foundation, or UKRF, agreed to assign to R.J. Reynolds Tobacco Company UKRF’s rights to inventions that resulted in patents related to AZD3480 (TC-1734), TC-2696 and other earlier-stage compounds in our portfolio. These patents were subsequently assigned by RJR to us in August 2000. Under the sponsored research agreement and a subsequent license agreement with UKRF, we are obligated to pay royalties to UKRF based on amounts received from any licensee of these patents, including AstraZeneca.

Trade Secrets

In addition to patents, we rely upon unpatented trade secrets and know-how and continuing technological innovation to develop and maintain our competitive position. For example, we maintain Pentad as an unpatented trade secret. We seek to protect our proprietary information, in part, using confidentiality agreements with our commercial partners, collaborators, employees and consultants and invention assignment agreements with our employees.

Sales and Marketing

We currently have limited sales and distribution capabilities and limited experience in marketing and selling pharmaceutical products. Our current strategy is to selectively seek collaborations with third parties for target indications in which our potential collaborator has particular expertise or that involve a large, primary care market that must be served by large sales and marketing organizations. In entering into these collaborations, our goal will generally be to maintain co-promotion or co-commercialization rights in the United States and, in some cases, other markets. In order to implement our strategy successfully, we must develop a specialized sales and marketing organization with sufficient technical expertise. Our product currently available in the market, Inversine, is distributed by Cord Logistics, Inc., a Cardinal Health company, pursuant to an exclusive distribution agreement. Our agreement with Cord Logistics is terminable by either party at the end of each contract year upon 90 days prior notice or at any time upon 180 days notice. We paid Cord Logistics approximately $150,000 in each of 2005 and 2006.

Manufacturing

All of our current product candidates are compounds of low molecular weight, commonly referred to as small molecules, that can be manufactured in a simple synthetic process from readily available starting materials. We expect to continue to develop product candidates that can be produced cost-effectively by third-party contract manufacturers.

We are able to manufacture the quantities of our product candidates necessary for relatively short preclinical toxicology studies ourselves. However, we do rely and expect to continue to rely on a number of contract manufacturers to produce enough of our product candidates for use in more lengthy preclinical research. We also depend on these contract manufacturers to manufacture our product candidates in accordance with current good manufacturing practices, or cGMP, for use in clinical trials. We will ultimately depend on contract manufacturers for the manufacture of our products for commercial sale, as well as for process development. Contract manufacturers are subject to extensive governmental regulation.

Third parties currently manufacture Inversine and its active ingredient for us. Also, we have entered into a development and production agreement with Siegfried Ltd. Under this agreement, Siegfried has agreed to provide us with process development services and clinical trial material at specified rates for product candidates that we elect to introduce into the agreement. We have also agreed, following marketing approval or anticipated marketing approval of any product candidate for which Siegfried performs services under the agreement, to negotiate for a separate multi-year commercial supply agreement with Siegfried for a substantial percentage of our contracted supply needs for that product candidate, except in limited circumstances. Either we or Siegfried can terminate the agreement at any time on 12 months notice or immediately in the event of an uncured material breach by the other party.

Competition

Our industry is subject to rapid and intense technological change. We face, and will continue to face, worldwide competition from biotechnology, biopharmaceutical and pharmaceutical companies, research institutions, government agencies and academic institutions.

We also face substantial competition from therapies designed to target NNRs. Pfizer’s product Chantix targets NNRs and is approved in the United States for smoking cessation. In addition, we believe that several prominent pharmaceutical companies have product candidates that target NNRs in development, including as examples Sanofi-Aventis, with a compound in Phase III for smoking cessation, and Abbott Laboratories, with one compound in Phase II for Alzheimer’s disease, ADHD and schizophrenia and a second compound in Phase II for pain and potentially other indications. Other companies that we believe have active NNR-based programs include Merck & Co., AstraZeneca, Eli Lilly, Memory Pharmaceuticals, Critical Therapeutics, NeuroSearch A/S, CoMentis and EnVivo Pharmaceuticals. We expect that we will face increased competition in the future if therapies that target NNRs are further validated and if companies initiate or expand programs focused on NNRs or otherwise enter the CNS market, whether independently or by collaboration or acquisition.

In addition, there are several pharmaceutical companies in the United States and globally that currently market and sell drugs for indications that we are targeting. There is currently no approved product for cognitive deficits in schizophrenia. We believe that the primary competitive products for use in indications that we are currently targeting include:

•

for mild to moderate Alzheimer’s disease, acetylcholinesterase inhibitors such as Aricept from Pfizer/Eisai, Reminyl from Johnson & Johnson and Exelon from Novartis and for moderate to severe Alzheimer’s disease, Namenda from Forest Laboratories, which acts by regulating the neurotransmitter glutamate;

•	for acute post-operative pain, opioids such as OxyContin from Purdue Pharma;

•

for depression, selective serotonin reuptake inhibitors such as Prozac from Eli Lilly, Paxil/Seroxar from GlaxoSmithKline, Zoloft from Pfizer, Celexa and Lexapro from Forest Laboratories and the dual uptake inhibitor Effexor from Wyeth;

•	for anxiety disorders, benzodiazepines such as Pfizer’s Xanax and Biovail’s Ativan, as well as anti-depressants;

•	for schizophrenia, anti-psychotics such as Seroquel from AstraZeneca, Zyprexa from Eli Lilly, Risperdal from Johnson & Johnson, Geodon from Pfizer and Abilify from Bristol-Myers Squibb; and

•	for smoking cessation, Zyban from GlaxoSmithKline and Chantix from Pfizer.

Many of these products have well-known brand names, are distributed by large pharmaceutical companies with substantial resources and have achieved widespread acceptance among physicians and patients. Furthermore, pharmaceutical and biotechnology companies are currently developing additional treatments for the indications that we are targeting that may be approved for marketing and sale prior to any approval of our product candidates.

We expect to compete based upon, among other things, the efficacy of our products and favorable side effect profiles. Our ability to compete successfully will depend on our continued ability to attract and retain skilled and experienced scientific, clinical development and executive personnel, to identify and develop viable product candidates and to exploit these products and compounds commercially before others are able to develop competitive products. In addition, our ability to compete may be affected by insurers and other third-party payors encouraging the use of generic products. This may have the effect of making branded products less attractive from a cost perspective to buyers.

Government Regulation

Drug Regulation in the United States

The research, preclinical and clinical testing, manufacture and marketing of drug products are extensively regulated by the FDA and other governmental authorities in the United States. The Federal Food, Drug and Cosmetic Act and other federal and state statutes and regulations regulate the research, development, testing, manufacture, storage, record keeping, labeling, promotion and marketing and distribution of drug products.

The steps ordinarily required before a new drug may be marketed in the United States include:

•	preclinical laboratory tests, preclinical studies in animals and formulation studies;

•

the submission of an IND to the FDA, or comparable documents to regulatory bodies in foreign countries in which clinical trials are to be held, which must become effective before clinical trials may begin;

•	adequate and well-controlled clinical trials to establish the safety and efficacy in humans of the drug for each indication;

•

the submission of an NDA to the FDA using the Common Technical Document, a format for non-clinical, clinical and quality data acceptable to regulatory authorities in the United States, European Union and Japan; and

•	FDA review and approval of the NDA before any commercial sale or shipment of the drug.

Preclinical tests typically include laboratory evaluation of product chemistry, formulation and stability, as well as animal studies to evaluate toxicity and metabolism. Preclinical tests are regulated by the FDA under its good laboratory practice regulations. The results of preclinical tests are submitted to the FDA as part of an IND. The FDA requires a 30-day waiting period after the filing of an IND before clinical testing in humans may begin. If the FDA has not advised otherwise within this 30-day period, the proposed trial may begin. If the FDA has comments or questions, they must be resolved to the satisfaction of the FDA before the trial can begin. In addition, the FDA may halt proposed or ongoing clinical trials at any time, in which event the trial cannot commence or recommence without FDA authorization and then only under terms authorized by the FDA. The IND application process may be extremely costly and substantially delay development of product candidates. Moreover, positive results in preclinical tests do not ensure positive results in clinical trials.

Clinical trials involve the administration of the drug to healthy volunteers or patients under the supervision of a qualified principal investigator. Clinical trials must be conducted in compliance with federal regulations and requirements and under established protocols. These protocols detail the objectives of the clinical trial, the parameters to be used in monitoring safety, the efficacy criteria to be evaluated and the analyses to be relied on. The study protocol and informed consent information for patients in clinical trials must also be approved by an institutional review board at each institution where the clinical trials are conducted.

Clinical evaluation involves a time-consuming and costly process, ordinarily involving the following three phases:

•

Phase I clinical trials are typically conducted with a small number of healthy human volunteers as subjects to determine an early safety and tolerability profile, including side effects associated with increasing doses, a maximum tolerated dose and pharmacokinetics.

•

Phase II clinical trials are typically well-controlled and conducted with groups of patients afflicted with the disease or condition for which the investigational drug is being tested in order to determine, among other things, potential efficacy preliminarily and an expanded safety profile that identifies short term side effects and risks.

•

Phase III clinical trials are typically large-scale, geographically diverse, adequate and well-controlled and conducted with patients afflicted with a target disease or condition after obtaining preliminary evidence suggesting efficacy. Phase III clinical trials are intended to collect additional data on efficacy and safety necessary to evaluate the overall risk-benefit profile of the drug and provide an adequate basis for labeling.

The FDA, the study sponsor and the institutional review boards reviewing the clinical trial sites closely monitor the progress of each of the three phases of clinical trials that are conducted in the United States. They may change or terminate the testing based upon the data accumulated to that point and their assessment of the relative risks and benefits to the patient.

Upon successful completion of Phase III trials, a company may submit an NDA including the results of preclinical studies and clinical trials and data relating to the product candidate’s chemistry, pharmacology, manufacture, safety and efficacy to the FDA in order to obtain approval to market the product in the United States. This submission is expensive, both in terms of studies and analyses required to generate and compile the requisite data and the significant user fees required for NDA submission.

The FDA has 60 days from its receipt of an NDA to determine if it will accept the filing for a substantive review. The FDA may refuse the filing, which would result in the loss of 25% of the application user fee. If the FDA accepts the filing, it begins an in-depth review. Under current performance goals, the FDA has either six or ten months to review and act on the NDA, depending upon whether the review is classified by the FDA as priority or standard. The FDA often extends the review timeline by requesting additional information or clarification. The FDA may refer issues to an advisory committee for review, evaluation and recommendation as to whether the application should be approved, but the FDA is not bound by any recommendation of an advisory committee.

If the FDA’s evaluation of the NDA and the manufacturing facilities are favorable, the FDA may issue an approval letter, or, in many cases, an approvable letter followed by an approval letter. An approvable letter usually contains a number of conditions that must be met in order to secure final approval. If the FDA decides that the conditions have been met, it will issue an approval letter. An approval letter makes a drug available for physicians to prescribe in the United States, but authorizes commercial marketing of the drug only for specific indications. After a drug has been approved for a particular indication, other trials and studies may be conducted to explore its use for treatment of new indications. The drug may not be labeled or promoted for a new indication without a supplemental NDA approval by the FDA.

The FDA may also refuse to approve an NDA, or may issue a not approvable letter. A not approvable letter outlines the deficiencies in the submission and often requires additional testing or information. Even if the applicant completes the additional testing and submits additional information, the FDA may ultimately decide that the application does not satisfy the regulatory criteria for approval.

Satisfaction of FDA pre-market approval requirements for new drugs typically takes several years. The actual time required may vary substantially based upon the type, complexity and novelty of the product or target disease. Government regulation may delay or prevent marketing of potential products for a considerable period of time and require costly procedures. Success in early stage clinical trials does not assure success in later stage clinical trials. Data obtained from clinical activities is not always conclusive and may be susceptible to varying interpretations that could delay, limit or prevent regulatory approval.

Even if a drug receives regulatory approval, the FDA may require post-marketing studies, sometimes referred to as Phase IV studies, to monitor the effects of approved drugs and may limit further marketing based on the results of these post-marketing studies. Moreover, the FDA may impose restrictions on the drug or withdraw its approval if a company does not stay in compliance with pre- and post-market regulatory standards or if problems relating to safety or effectiveness of the drug occur after it reaches the marketplace. The FDA has broad post-market regulatory and enforcement powers, including the ability to levy fines and civil penalties, suspend or delay issuance of approvals, seize or recall products and withdraw approvals.

Once an NDA is approved, the product it covers becomes a listed drug that can, in turn, be cited by potential competitors in support of approval of an abbreviated new drug application, or ANDA. An ANDA provides for marketing of a drug product that is therapeutically equivalent to a marketed drug. This means, among other things, that it has the same active ingredients in the same strengths and dosage form as the listed drug, is labeled for the same conditions of use and has been demonstrated to be bioequivalent to the listed drug, unless specified differences are approved pursuant to a suitability petition. There is generally no requirement, other than the requirement for evidence of bioequivalence, for an ANDA applicant to conduct or submit results of preclinical tests or clinical trials to establish the safety or efficacy of its drug product. Drugs approved in this way are commonly referred to as generic equivalents to the listed drug, are listed as such by the FDA and can typically be substituted by pharmacists under prescriptions written for the original listed drug.

Federal law provides for a period of three years of exclusivity following approval of a drug that contains previously approved active ingredients but is approved in a new dosage, dosage form or route of administration, or for a new use if new clinical trials were required to support the approval. During this three-year exclusivity period, the FDA cannot grant approval of an ANDA for a generic version of the listed drug. However, the FDA can approve generic equivalents of that listed drug based on other listed drugs with the same active ingredient, such as a generic that is the same in every way but its indication for use, and thus the value of this exclusivity may be limited. Federal law also provides a period of five years of exclusivity following approval of a drug that does not contain any previously approved active ingredients. During the five-year exclusivity period, no ANDA for a generic version of the listed drug can be submitted unless the submission accompanies a challenge to a listed patent, in which case the submission may be made four years following the original product approval.

In addition, applicants submitting an ANDA for a drug that has listed patents are required to make one of four certifications regarding each listed patent, which may include certifying that one or more listed patents are invalid or not infringed. If an applicant certifies invalidity or non-infringement, it is required to provide notice of its filing to the NDA sponsor and the patent holder. If the patent holder then initiates a suit for patent infringement against the ANDA applicant within 45 days of receipt of the notice, the FDA cannot grant effective approval of the ANDA until either 30 months has passed or there has been a court decision holding that the patents in question are invalid or not infringed. The first of the ANDA applicants submitting substantially complete applications certifying that listed patents for a particular product are invalid or not infringed may qualify for an exclusivity period of 180 days, which runs from the date the generic product is first marketed. Until any effective 180-day exclusivity expires, the FDA cannot grant effective approval of subsequently submitted ANDAs.

The manufacturers of approved drugs and their manufacturing facilities are subject to continuous review and periodic inspections by the FDA and must comply with the FDA’s current good manufacturing process, or cGMP, regulations. A manufacturer will be subject to possible legal or regulatory action, such as suspension of manufacturing, seizure of product or recall of a product, if it does not comply with the FDA’s rules. We intend to contract with third parties to manufacture our products, and our ability to control their compliance with FDA requirements will be limited.

We must also notify the FDA of any change in an approved product beyond variations already allowed in the approval. Changes to the product, its labeling or its manufacturing could require prior FDA approval and may require further clinical investigations to support the change. Such approvals may be expensive and time-consuming, and, if not approved, the product will not be allowed to be marketed as modified.

The FDA also administers a number of complex regulations and policies regarding advertising, promotion and labeling of marketed pharmaceuticals. These regulations and policies include requirements that affect direct-to-consumer advertising, off-label promotion, industry-sponsored scientific and educational activities and promotional activities involving the internet. Failure to abide by the FDA’s regulations can result in penalties, including the issuance of a warning letter mandating the correction of deviations from FDA standards or the publication of corrective advertising, as well as civil and criminal investigations and prosecutions.

From time to time, legislation is drafted and introduced in the U.S. Congress that could significantly change the statutory provisions governing the approval, manufacturing and marketing of drug products. In addition, the FDA regulations and guidance are often revised or reinterpreted in ways that may significantly affect our business and our products. It is impossible to predict whether legislative changes will be enacted, or FDA regulations, guidance or interpretations changed, or what the impact of these changes, if any, may be.

Fast Track Designation

Congress enacted the Food and Drug Administration Modernization Act of 1997, or FDAMA, in part, to ensure the timely availability of safe and effective drugs, biologics and medical devices by expediting the FDA review process for some new products. FDAMA establishes a statutory program for the approval of a so-called fast track product, defined as a new drug or biologic intended for the treatment of a serious or life-threatening condition that demonstrates the potential to address unmet medical needs for that condition. Under the fast track program, the sponsor of a new drug or biologic may request the FDA to designate the drug or biologic as a fast track product at any time during clinical development of the product. Fast track designation provides for an expedited review of a product, which is intended to accelerate FDA approval. Although we have not yet requested fast track designation for any of our product candidates, we may seek fast track designation in the future. We will never be sure that we will obtain fast track designation. We cannot predict the ultimate impact, if any, of the fast track process on the timing or likelihood of FDA approval of any of our potential products.

Drug Regulation Outside the United States

In addition to U.S. regulations, we are subject to a variety of foreign regulations governing clinical trials and potential commercial sales and distribution of our products and product candidates. Even if we obtain FDA approval for a product, we must obtain approval of a product by the regulatory authorities of foreign countries before we can commence clinical trials or marketing of the product in those countries. The approval process varies from country to country, and the time may be longer or shorter than that required for FDA approval. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary greatly from country to country.

Under European Union regulatory systems, we may submit marketing authorizations either under a centralized or decentralized procedure. The centralized procedure provides for the grant of a single marketing authorization that is valid for all European Union member states. The decentralized procedure provides for mutual recognition of national approval decisions. Under this latter procedure, the holder of a national marketing authorization may submit an application to the remaining member states. Within 90 days of receiving the applications and assessment report, each member state must decide whether to recognize approval.

Third-Party Reimbursement

In the United States, European Union and elsewhere, sales of pharmaceutical products depend in part on the availability of reimbursement to the patient from third-party payors, such as government health administrative authorities, managed care providers and private insurance plans. Third-party payors are increasingly challenging the prices charged for medical products and services and examining their cost-effectiveness. For example, the

European Union generally provides options for its member states to restrict the range of medicinal products for which their national health insurance systems provide reimbursement. It is possible that none of our product candidates that receive marketing approval will be considered cost-effective or that reimbursement to patients will not be sufficient to allow us to maintain price levels that enable us to realize a satisfactory return on our investment in product development.

Price Controls

In the United States there have been, and we expect that there will continue to be, a number of federal and state proposals to implement governmental pricing control on pharmaceutical products. In some foreign countries, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing vary widely from country to country. For example, the European Union generally provides options for its member states to control the prices of medicinal products for human use. A member state may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. We do not know whether any country that has price controls will allow favorable pricing arrangements for any of our product candidates.

Employees

As of March 20, 2007, we had 88 full-time employees, 38 of whom are Ph.D.s, M.D.s or both, and one part-time employee. Our management believes that relations with our employees are good. None of our employees is represented under a collective bargaining agreement.

Our Corporate Information

We were incorporated in Delaware in 1997 as a wholly owned subsidiary of R.J. Reynolds Tobacco Company. In August 2000, we became an independent company when we issued and sold stock to venture capital investors. Our principal executive offices are located at 200 East First Street, Suite 300, Winston-Salem, North Carolina 27101 and our telephone number is (336) 480-2100.

Our internet address is www.targacept.com. The information contained on, or that can be accessed through, our website is not incorporated by reference into this annual report. We have included our website address as a factual reference and do not intend it as an active link to our website. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, are available to you free of charge through the Investor Relations page of our website as soon as reasonably practicable after such materials have been electronically filed with, or furnished to, the Securities and Exchange Commission, or the SEC.

Our trademarks include Targacept®, Inversine®, Pentad™, NNR Therapeutics™ and TRIDMAC™. Other service marks, trademarks and trade names appearing in this annual report are the property of their respective owners.

Item 1A.     Risk Factors.

Risks Related to Our Financial Results and Need for Additional Financing

We have a substantial accumulated deficit and anticipate that we will incur substantial losses for the foreseeable future. We may never sustain profitability.

We were incorporated in 1997 and operated as a wholly owned subsidiary of R.J. Reynolds Tobacco Company until August 2000. We have a limited operating history. As of December 31, 2006, we had an accumulated deficit of $136.2 million. We had net income of $2.1 million for the year ended December 31, 2006, but net loss of $29.0 million for the year ended December 31, 2005 and $24.0 million for the year ended December 31, 2004. Our losses have historically resulted principally from costs incurred in connection with our research and development activities, including clinical trials, and from general and administrative expenses associated with our operations. We expect to incur substantial losses for the foreseeable future. We expect our research and development expenses to increase substantially over the next several years as we expand our clinical trial activity, as our product candidates advance through the development cycle, as product candidates that arise out of our preclinical research collaboration with AstraZeneca progress and as we invest in additional product opportunities and research programs and expand our research and development infrastructure. As a result, we will need to generate significant revenues to pay these expenses.

Inversine is our only current source of product revenue. We acquired the rights to Inversine in August 2002. Sales of Inversine generated net revenue of only $585,000 for the year ended December 31, 2006, $681,000 for the year ended December 31, 2005 and $767,000 for the year ended December 31, 2004. Inversine is approved in the United States for the management of moderately severe to severe essential hypertension, a high blood pressure disorder. However, we believe that the substantial majority of Inversine sales are derived from prescriptions written by a very limited number of physicians for the treatment of neuropsychiatric disorders, such as Tourette’s syndrome, autism and bipolar disorder, in children and adolescents. If any of these physicians were to change their prescribing habits, Inversine sales would suffer. We do not expect that sales of Inversine will increase substantially in the future.

If we are unable to develop and commercialize any of our product candidates, if development is delayed or if sales revenue from any product candidate that receives marketing approval is insufficient, we may not be profitable. Even if we are profitable for any particular period, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

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

We will require substantial future capital in order to continue to conduct the research and development and clinical and regulatory activities necessary to bring our product candidates to market and to establish marketing and sales capabilities. Our future capital requirements will depend on many factors, including:

•

whether we elect to advance TC-5214 into clinical development as an augmentation treatment for major depression or instead to conduct Phase III clinical development of mecamylamine hydrochloride as an augmentation treatment to citalopram hydrobromide, a treatment combination that we refer to as TRIDMAC;

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

Our current operating plan provides for us to continue, either alone or with a collaborator, to advance our product candidates through the development process. We do not expect our existing capital resources to be sufficient to enable us to fund the completion of the development of any of our product candidates. We currently expect that our existing capital resources will enable us to fund our operations at least through 2008. However, our operating plan may change as a result of many factors, including those described above, and we may need additional funds sooner than planned to meet operational needs and capital requirements for product development and commercialization. Additional funds may not be available when we need them on terms that are acceptable to us, or at all. If adequate funds are not available on a timely basis, we may:

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

Risks Related to the Development and Regulatory Approval of Our Product Candidates

Our success depends substantially on our most advanced product candidates, which are still under development. If we are unable to bring any or all of these product candidates to market, or experience significant delays in doing so, our ability to generate product or royalty revenue and our likelihood of success will be harmed.

AstraZeneca has agreed to develop AZD3480 (TC-1734) initially for Alzheimer’s disease and cognitive deficits in schizophrenia. However, AZD3480 (TC-1734) has not yet been evaluated in any clinical trial in patients suffering from Alzheimer’s disease or cognitive deficits in schizophrenia. In March 2006, we independently completed a Phase II clinical trial of AZD3480 (TC-1734) in age associated memory impairment, commonly referred to as AAMI, that was designed to further assess the effects of AZD3480 (TC-1734) on cognition in a cognitively impaired older adult population. Our ability to generate product or royalty revenue in the future will depend heavily on the successful development and commercialization of AZD3480 (TC-1734).

Inversine is our only approved product and generates limited revenues. Mecamylamine hydrochloride is the active ingredient in Inversine. We have completed a Phase II clinical trial of TRIDMAC, which is a treatment combination comprised of mecamylamine hydrochloride as an augmentation treatment to citalopram hydrobromide, for major depression.

We are currently conducting a Phase II trial of TC-2696 in third molar extraction patients. We are also currently conducting a Phase I single rising dose clinical trial of TC-2216, our product candidate for depression and anxiety disorders. Our other product candidates are in various stages of preclinical development.

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

We do not expect any of our current product candidates to be commercially available for at least the next several years, if at all. If we are unable to make our product candidates commercially available, we will not generate substantial product revenue and we will not be successful.

If AstraZeneca does not have success in planned clinical trials of AZD3480 (TC-1734) for Alzheimer’s disease or cognitive deficits in schizophrenia, we and AstraZeneca will not in the future obtain the regulatory approvals required to market AZD3480 (TC-1734) for Alzheimer’s disease or cognitive deficits in schizophrenia notwithstanding favorable results in clinical trials of AZD3480 (TC-1734) in other indications.

Successful results in clinical trials of AZD3480 (TC-1734) in a condition characterized by one degree of cognitive impairment may not be predictive of successful results in clinical trials of AZD3480 (TC-1734) in a condition characterized by more severe cognitive impairment or in cognitive impairment resulting from a different condition. We have completed two Phase II clinical trials of AZD3480 (TC-1734) in AAMI and a third Phase II clinical trial of AZD3480 (TC-1734) in mild cognitive impairment, commonly referred to as MCI. In those trials, AZD3480 (TC-1734) demonstrated positive effects on some measures of cognition. AstraZeneca has agreed to develop AZD3480 (TC-1734) initially for Alzheimer’s disease and cognitive deficits in schizophrenia. The findings in any of our completed Phase II trials of AZD3480 (TC-1734) in AAMI or MCI may not be predictive of the effect of AZD3480 (TC-1734) in Alzheimer’s disease or cognitive deficits in schizophrenia. Neither we nor AstraZeneca has conducted any clinical trial of AZD3480 (TC-1734) in Alzheimer’s disease or cognitive deficits in schizophrenia.

Metabolism of a drug refers to a process in which a drug is broken down and then eliminated from the body. The means by which the body metabolizes a drug is referred to as the metabolic pathway. Due to genetic differences, individuals can metabolize drugs through the same metabolic pathway at different rates. Drugs that are metabolized through a particular metabolic pathway may remain in the body at higher concentrations and for longer periods of time in people who are poor or slow metabolizers than in people who are intermediate or extensive or rapid metabolizers through that metabolic pathway. As a result, a drug that is determined to be safe when metabolized efficiently by an extensive metabolizer may not be safe when metabolized inefficiently by a poor metabolizer.

AZD3480 (TC-1734) is metabolized at a different rate by extensive metabolizers through its primary metabolic pathway than it is by intermediate or poor metabolizers. We expect that, in determining the doses at which it evaluates AZD3480 (TC-1734) in its planned clinical trials in Alzheimer’s disease and cognitive deficits in schizophrenia, AstraZeneca will limit the highest dose evaluated in some of the trial subjects based on their metabolism. Because neither we nor AstraZeneca has conducted any clinical trial of AZD3480 (TC-1734) in Alzheimer’s disease or cognitive deficits in schizophrenia, neither we nor AstraZeneca has determined the dose range in which positive medical effects, if any, are achieved with AZD3480 (TC-1734) in persons with

Alzheimer’s disease or schizophrenia. If the doses at which AZD3480 (TC-1734) is evaluated are limited such that they are not within the dose range in which positive medical effects could be achieved with AZD3480 (TC-1734) in persons with Alzheimer’s disease or schizophrenia, the planned clinical trials in these indications will not be successful. Moreover, it is possible that, even if the trials are successful and we or AstraZeneca receive in the future the regulatory approvals required to market and sell AZD3480 (TC-1734), the regulatory authorities could limit the patient population for which AZD3480 (TC-1734) is approved to those who are extensive or intermediate metabolizers through the primary metabolic pathway of AZD3480 (TC-1734). If regulatory authorities limit the patient population for which AZD3480 (TC-1734) is approved in this manner, it would have an adverse effect on the commercial potential of AZD3480 (TC-1734).

The CDR test battery that we have used in our clinical trials of AZD3480 (TC-1734) is different from the Alzheimer’s Disease Assessment Scale-cognitive subscale, or ADAS-Cog, the test battery that is most often used to assess the efficacy of drugs for Alzheimer’s disease. ADAS-Cog is designed to measure improvement in persons who are severely impaired and is generally less sensitive than the CDR test battery in measuring improvement in persons who are less impaired. We currently expect that AstraZeneca will use ADAS-Cog, and not the CDR test battery, as the primary endpoint in its planned Phase II clinical trial of AZD3480 (TC-1734) in Alzheimer’s disease. The findings in our completed trials as to the effect of AZD3480 (TC-1734) on various aspects of cognition as measured by the CDR test battery may not be predictive of the effect of AZD3480 (TC-1734) on cognition as measured by ADAS-Cog. If clinical trials of AZD3480 (TC-1734) in Alzheimer’s disease are not successful, we and AstraZeneca will not obtain the regulatory approvals required to market AZD3480 (TC-1734) for Alzheimer’s disease.

If the combination of AZD3480 (TC-1734) administered together with other drugs that are commonly prescribed for schizophrenia is not considered to be safe, the commercial potential of AZD3480 (TC-1734) would be adversely affected.

A drug that is generally safe when taken alone may not be safe or may not be as safe when taken together with other drugs. We currently expect that, before initiating the planned Phase II clinical trial of AZD3480 (TC-1734) in cognitive deficits in schizophrenia, AstraZeneca will complete ongoing clinical trials in schizophrenic patients designed to evaluate the interaction of AZD3480 (TC-1734) with various approved treatments for schizophrenia from the drug class known as atypical anti-psychotics. If the interaction of AZD3480 (TC-1734) and any or all of the atypical anti-psychotics is determined to be unsafe or not tolerated, the commercial potential of AZD3480 (TC-1734) as a treatment for cognitive deficits in schizophrenia could be limited. Moreover, AstraZeneca could decide not to advance AZD3480 (TC-1734) as a treatment for cognitive deficits in schizophrenia, which would limit the overall commercial potential of AZD3480 (TC-1734).

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

According to the FDA, a Phase I clinical trial program typically takes several months to complete, a Phase II clinical trial program typically takes several months to two years to complete and a Phase III clinical trial program typically takes one to four years to complete. Industry sources report that the preparation and submission of an NDA, which is required for regulatory approval in the United States, generally takes six months to one year to complete after completion of a pivotal clinical trial. The Pharmaceutical Research and Manufacturers of America reports that only one out of five product candidates that enter clinical trials will ultimately be approved by the FDA for commercial sale.

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

In addition, mecamylamine hydrochloride, our product candidate as an augmentation treatment for major depression, is the active ingredient in Inversine, which was approved by the FDA more than 50 years ago. The scope of preclinical safety information for mecamylamine previously submitted to the FDA in connection with its approval of Inversine is not as extensive as is required today. If we elect to conduct additional development of mecamylamine and ultimately pursue regulatory approval, the FDA or foreign regulatory authorities are likely to require us to conduct additional preclinical safety studies prior to considering or granting approval. These studies may include routine carcinogenicity studies, which are lengthy studies designed to evaluate any potential to cause cancer. If we conduct carcinogenicity or other lengthy studies before filing applications for regulatory approval, our receipt of regulatory approval may be delayed and, if the results of the additional preclinical safety studies are not favorable, may not occur at all.

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

To obtain the requisite regulatory approvals to market and sell any of our product candidates, we must demonstrate, through extensive preclinical studies and clinical trials, that the product candidate is safe and effective in humans. The number of clinical trials required to obtain approval varies depending on the particular product candidate, the disease or condition for which it is in development and the regulations applicable to it. Preclinical studies and clinical trials are lengthy and expensive, difficult to design and implement and subject to a historically high rate of failure. The development of each of our product candidates involves significant risks at each stage of testing. A failure of one or more of our clinical trials could occur at any stage of testing. If we experience failures in our ongoing or future clinical trials, or if we are not able to design our clinical trials with clear criteria to determine the efficacy of our product candidates, our product candidates may never be approved for sale or become commercially available.

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

If we do not prove in clinical trials that our product candidates are safe and effective, we will not obtain marketing approvals from the FDA and other applicable regulatory authorities. In particular, one or more of our product candidates may not exhibit the expected medical benefits in humans, may cause harmful side effects or may have other unexpected characteristics that preclude regulatory approval for any or all indications of use or limit commercial use if approved. For example, in the 100mg dose group of our Phase I multiple rising dose trial of TC-2696, our product candidate for pain, we ceased dosing in January 2007 after four of a total of eight volunteers discontinued participation in the trial. Each of the discontinuing volunteers experienced one or more of dizziness, nausea, vomiting, elevated heart rate and low blood pressure. All but one of these volunteers had received a single dose of TC-2696 prior to discontinuing participation in the trial. We did not see comparable effects at 100mg in our completed single rising dose trial of TC-2696. We have not yet determined definitively the dose range in which positive medical effects, if any, are achieved with TC-2696. If following further evaluation we determine that the dose range in which positive medical effects are achieved with TC-2696 is not sufficiently below 100mg so as to provide an acceptable margin of safety, we may not receive the regulatory approvals required to market and sell TC-2696.

Our research and preclinical programs and product candidates target diseases or disorders that are not well understood. For example, there is only limited scientific understanding of the causes of Alzheimer’s disease, cognitive deficits in schizophrenia, depression and anxiety. In addition, there are no approved drugs that target NNRs to treat these diseases, and there is only limited scientific understanding of the relationships between these diseases and the neurological pathways targeted by our product candidates and research and preclinical programs. These uncertainties increase the risk that one or more of our clinical trials will not be successful.

If positive results of completed clinical trials of our product candidates are not replicated in any future clinical trials, we will not obtain the regulatory approvals required to market and sell them.

Positive findings in preclinical studies of a product candidate may not be predictive of similar results in clinical trials in humans. In addition, positive results in early clinical trials of a product candidate may not be replicated in later clinical trials. In particular, if we were to elect to conduct additional clinical development of mecamylamine hydrochloride as part of TRIDMAC, the positive findings from our Phase II trial may not replicated in any future clinical trial.

In addition, we completed a Phase II clinical trial of AZD3480 (TC-1734) in AAMI in March 2006. We previously completed two other Phase II clinical trials of AZD3480 (TC-1734), one in AAMI and one in MCI. In those trials, AZD3480 (TC-1734) demonstrated positive effects on some measures of cognition. However, our findings in those trials on cognition may not be replicated in future clinical trials of AZD3480 (TC-1734) that involve a large number of subjects and a long duration of dosing, whether such trials are conducted in Alzheimer’s disease, cognitive deficits in schizophrenia or other indications. In particular, the results of the Phase II clinical trial of AZD3480 (TC-1734) in AAMI that we completed in March 2006 were most favorable in the 50mg dose group. We do not currently expect AstraZeneca to include a 50mg dose group in its planned Phase II clinical trials of AZD3480 (TC-1734) in Alzheimer’s disease and cognitive deficits in schizophrenia. Also, although AZD3480 (TC-1734) demonstrated positive effects at some dose levels with respect to some measures of cognition tested in the first Phase II clinical trial in AAMI that we conducted, AZD3480 (TC-1734) did not demonstrate positive effects as to all measures at all dose levels and placebo showed superior effects to AZD3480 (TC-1734) as to some measures at some dose levels in that trial.

If favorable results of our completed clinical trial of mecamylamine hydrochloride as an augmentation treatment for major depression are not replicated in any future clinical trials of TC-5214, we will not obtain the regulatory approvals required to market and sell TC-5214.

TRIDMAC is a treatment combination comprised of mecamylamine hydrochloride as an augmentation therapy to citalopram hydrobromide. In our Phase II clinical trial of TRIDMAC in major depression, we observed a statistically significant result in favor of TRIDMAC on one of two co-primary endpoints in the trial, group mean change from baseline on the Hamilton Depression Rating Scale, on an intent to treat basis and a strong trend in favor of TRIDMAC on a per protocol basis. The result on the other co-primary endpoint, achievement of remission, favored the TRIDMAC group over the placebo group, although this result was not statistically significant.

We currently expect that we will elect to advance our product candidate TC-5214 into clinical development as an augmentation treatment for major depression in lieu of further development of mecamylamine hydrochloride. Mecamylamine hydrochloride is a racemate and TC-5214 is one of the molecular components, known as enantiomers, of mecamylamine hydrochloride. A racemate is a mixture of two different enantiomers that are mirror images of each other and have the same chemical but potentially different biological properties. Single enantiomers may cause a different biological response, have different absorption, distribution, metabolism and excretion, known as pharmacokinetic, properties or have different degrees of toxicity, in each case as compared to each other or to the racemate that is comprised of both enantiomers. Consequently, the favorable results that we observed with mecamylamine hydrochloride in our completed Phase II clinical trial may not be replicated in any future clinical trials of TC-5214.

Development of TC-5214 as a treatment for major depression in lieu of further development of mecamylamine hydrochloride could increase our overall future development costs, extend our development timelines and delay our receipt of revenues from potential product sales.

We currently expect that we will elect to advance our product candidate TC-5214 into clinical development as an augmentation treatment for major depression in lieu of further development of mecamylamine hydrochloride. In that event, we anticipate that we would need to conduct at least one Phase I clinical trial and potentially at least one Phase II clinical trial of TC-5214 before initiating a Phase III clinical trial. As a result, we also expect that our overall development costs would be increased and our development timeline could be extended, potentially by several years, in each case as compared to the development costs and timeline we would expect if we were instead to conduct additional clinical development of mecamylamine hydrochloride. The expected extended development time could also delay our receipt of any revenues from potential product sales.

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

Clinical trials require sufficient patient enrollment, which is a function of many factors, including the size of the patient population, the nature of the trial protocol, the proximity of patients to clinical sites, the availability of effective treatments for the relevant disease and the eligibility criteria for the clinical trial. Delays in patient enrollment can result in increased costs and longer development times. For example, the Phase II clinical trial of AZD3480 (TC-1734) for mild to moderate Alzheimer’s disease planned to be conducted by AstraZeneca will require some of the Alzheimer’s disease patients to be assigned randomly into a dosing group that would receive placebo instead of AZD3480 (TC-1734). Those patients would not receive any medication for the duration of the trial. As a result, Alzheimer’s disease patients or their caregivers may be unwilling or unable to give informed consent to participate in the trial, which would result in delays in patient enrollment. The failure to enroll patients in a clinical trial could delay the completion of the clinical trial beyond our current expectations. In addition, the FDA could require us or AstraZeneca to conduct clinical trials with a larger number of subjects than we have projected for any of our product candidates. We or AstraZeneca may not be able to enroll a sufficient number of patients in a timely or cost-effective manner. Furthermore, enrolled patients may drop out of clinical trials, which could impair the validity or statistical significance of those clinical trials.

Prior to commencing clinical trials in the United States, we must submit an IND to the FDA and the IND must become effective. We are conducting our ongoing Phase I clinical trial of our product candidate TC-2216 outside the United States. We have not submitted an IND to enable us to conduct clinical trials of TC-2216 in the United States.

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

Risks Related to Our Dependence on Third Parties

The successful development and commercialization of our lead product candidate, AZD3480 (TC-1734), depends substantially on our collaboration with AstraZeneca. If AstraZeneca is unable to further develop or commercialize AZD3480 (TC-1734), or experiences significant delays in doing so, our business will be materially harmed.

In December 2005, we entered into our collaborative research and license agreement with AstraZeneca for the development and worldwide commercialization of AZD3480 (TC-1734) for the treatment of Alzheimer’s disease, cognitive deficits in schizophrenia and potentially other indications characterized by cognitive impairment. Prior to entering into the agreement, we did not have a history of working together with AstraZeneca and we cannot predict the success of the collaboration. The collaboration involves a complex allocation of rights, provides for milestone payments to us based on the achievement of specified development, regulatory and first commercial sale milestones and provides us with royalty-based revenue if AZD3480 (TC-1734) or another product candidate is successfully commercialized. AstraZeneca has decision-making authority for most matters in our collaboration. In addition, AstraZeneca has the right to assume control of patent matters with respect to AZD3480 (TC-1734).

AstraZeneca is generally responsible for conducting and funding substantially all future development and regulatory approval activities for AZD3480 (TC-1734) and will have significant control over the conduct and timing of development efforts with respect to AZD3480 (TC-1734). Although we have had discussions with AstraZeneca regarding its current plans and intentions, AstraZeneca may change its development plans for AZD3480 (TC-1734). We have little control over the amount and timing of resources that AstraZeneca devotes to the development of AZD3480 (TC-1734). If AstraZeneca fails to devote sufficient financial and other resources to the development plan for AZD3480 (TC-1734), the development and potential commercialization of AZD3480 (TC-1734) would be delayed. This would result in a delay in milestone payments and, if regulatory approval to market and sell AZD3480 (TC-1734) is obtained, royalties that we could receive on commercial sales.

If we lose AstraZeneca as a collaborator in the development or commercialization of AZD3480 (TC-1734) at any time, it would materially harm our business.

We and AstraZeneca are conducting preclinical research under our collaboration agreement that is designed to identify and develop additional compounds that act on the a4ß2 NNR and enhance cognitive function. The agreement provides for a four-year research term, which began in January 2006. AstraZeneca has the right to terminate the a4ß2 research collaboration effective three years after the research term began upon at least six months notice. AstraZeneca has the right to terminate the agreement in its entirety upon 90 days notice after the earlier of the end of the research term or four years after the research term began.

If AstraZeneca terminates our agreement at any time, for any reason, it would delay our development of AZD3480 (TC-1734) and materially harm our business and could accelerate our need for additional capital. In particular, we would have to fund the clinical development and commercialization of AZD3480 (TC-1734) on our own, seek another collaborator or licensee for clinical development and commercialization or abandon the development and commercialization of AZD3480 (TC-1734).

We will depend on collaborations with third parties for the development and commercialization of some of our product candidates. If these collaborations are not successful, we may not be able to capitalize on the market potential of these product candidates.

In addition to our collaboration with AstraZeneca, we intend to selectively enter into collaboration agreements with leading pharmaceutical and biotechnology companies where our potential collaborator has particular expertise in a target indication or where the target indication represents a large, primary care market. We will have limited control over the amount and timing of resources that our collaborators dedicate to the development of our licensed product candidates. Our ability to generate revenues from our collaborators will depend on our collaborators’ abilities to establish the safety and efficacy of our product candidates, to obtain regulatory approvals and to achieve market acceptance.

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

•

disputes may arise between us and the collaborators that result in the delay or termination of the research, development or commercialization of our product candidates, that result in costly litigation or arbitration that diverts management attention and resources or that, if resolved unfavorably to us, result in adverse financial consequences for us under the terms of the applicable collaboration agreements; and

•	collaborations may be terminated and, if terminated, may result in a need for additional capital to pursue further development of the applicable product candidates.

Collaboration agreements may not lead to development of product candidates in the most efficient manner or at all. For example, a collaborative research and development agreement that we entered into with Aventis Pharma SA for the development of our compounds for the treatment or prevention of Alzheimer’s disease terminated effective January 2, 2005 without any compound having been advanced into clinical development as part of the collaboration.

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

Our drug development programs and potential commercialization of our product candidates will require substantial additional cash to fund expenses. Our strategy includes selectively collaborating with leading pharmaceutical and biotechnology companies to assist us in furthering development and potential commercialization of some of our product candidates. We intend to do so especially for target indications in which our potential collaborator has particular expertise or that involve a large, primary care market that must be served by large sales and marketing organizations.

We have the right to offer to AstraZeneca the right to license any compound that acts on any NNR other than the a4ß2 NNR that we may in the future seek to exploit for Alzheimer’s disease, cognitive deficits in schizophrenia, other conditions characterized by cognitive impairment or schizophrenia. However, if we do not offer the compound to AstraZeneca, we are generally not permitted to develop or commercialize the compound for any of these indications. As a result, our ability to seek additional collaborations for these indications is substantially limited during the term of our collaboration with AstraZeneca. We have also granted AstraZeneca a right of first negotiation for the development and commercialization of compounds that act by binding to NNRs for depression, anxiety and bipolar disorder.

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

We currently rely on various third-party contract manufacturers, including Siegfried Ltd., for our product candidates and we intend to continue to rely on third-party manufacturers to supply, store and distribute our product candidates for our clinical trials and to manufacture commercial supplies of any product candidate that is approved for sale. Our reliance on third-party manufacturers will expose us to risks that could delay or prevent the initiation or completion of our clinical trials, the submission of applications for regulatory approvals, the approval of our products by the FDA or the commercialization of our products or result in higher costs or lost product revenue. In particular, any contract manufacturer:

•

could encounter difficulties in achieving volume production, quality control and quality assurance and suffer shortages of qualified personnel, which could result in its inability to manufacture sufficient quantities of drugs to meet our clinical timelines or to commercialize our product candidate;

•	could terminate or choose not to renew its manufacturing agreement with us, based on its own business priorities, at a time that is costly or inconvenient for us;

•

could fail to establish and follow FDA-mandated current good manufacturing practices, or cGMPs, required for FDA approval of our product candidates or fail to document its adherence to cGMPs, either of which could lead to significant delays in the availability of material for clinical study and delay or prevent filing or approval of marketing applications for our product candidates; and

•	could breach, or fail to perform as agreed under, its manufacturing agreement with us.

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

Although we own or otherwise have rights to a number of patents, these patents may not effectively exclude competitors from engaging in activities that compete with us. Furthermore, the issuance of a patent is not conclusive as to its validity or enforceability, and third parties may challenge the validity or enforceability of our patents. Because patent applications in the United States and many foreign countries are confidential for a period of time after filing, and because publications of discoveries in the scientific literature often lag behind actual discoveries, we cannot be certain that we were the first to invent the inventions claimed in our issued U.S. patents or pending patent applications, or that we were the first to file for protection of the inventions set forth in the foreign patents or patent applications. It is possible that a competitor may successfully challenge our patents or that challenges will result in the elimination or narrowing of patent claims and, therefore, reduce our patent protection.

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

We are a party to various license agreements. In particular, we license patent rights covering methods of use of TC-2696. We also license patent rights covering the composition of TC-5214 for use as a pharmaceutical and methods of use of mecamylamine hydrochloride and TC-5214. We may enter into additional licenses in the future. Our existing licenses impose, and we expect future licenses will impose, various diligence, milestone payment, royalty, insurance and other obligations on us. If we fail to comply with these obligations, the licensor may have the right to terminate the license, in which event we might not be able to market any product that is covered by the licensed patents.

Our patent protection for mecamylamine hydrochloride is, and our patent protection for any other particular compound may be, limited to a specific method of use or indication. If a third party were to obtain approval of mecamylamine hydrochloride or other particular compound for use in another indication, we could be subject to competition arising from off-label use.

Although we generally seek the broadest patent protection available for our proprietary compounds, we may not be able to obtain patent protection for the actual composition of any particular compound and may be limited to protecting a new method of use for the compound or otherwise restricted in our ability to prevent others from exploiting the compound. For example, we currently rely on method of use patent coverage in the United States for mecamylamine hydrochloride. If we are unable to obtain patent protection for the actual composition of any compound that we seek to develop and commercialize and must rely on method of use patent coverage, we would likely be unable to prevent others from manufacturing or marketing that compound for any use that is not protected by our patent rights. We are aware of one company, CoMentis, Inc. (formerly known as Athenagen, Inc.), that is developing mecamylamine hydrochloride in an eye drop formulation as a treatment for age-related macular degeneration, a condition characterized by degeneration of the retina in the eye. If a third party were to receive marketing approval for mecamylamine hydrochloride or any other compound for which we rely on method of use patent coverage for another use, physicians could nevertheless prescribe it for indications that are not described in the product’s labeling or approved by the FDA or other regulatory authorities. Even if we have patent protection for the prescribed indication, as a practical matter, we would have little recourse as a result of this off-label use. In that event, our revenues from the commercialization of the compound would likely be adversely affected.

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

We currently have limited sales, marketing and distribution experience. Our experience is limited to a contractual arrangement with a third party to distribute Inversine, which we acquired in 2002 and which generates only limited sales. We currently have no internal sales or distribution capabilities. Although we intend to focus any future internal sales and marketing resources in areas where specialists heavily influence our target markets, such as neurology and psychiatry, we also intend to seek to further augment our sales, marketing and distribution capabilities through arrangements with third parties. In particular, our strategy includes selectively entering into collaborations and other strategic alliances with respect to product candidates for disease indications with sales and distribution characteristics requiring a large sales force. There are risks involved with establishing our own sales force and marketing and distribution capabilities, as well as in entering into arrangements with third parties to perform these services. Developing our own sales force would be expensive and time-consuming and could delay any product launch. We may not be successful in entering into arrangements with third parties on terms that are favorable to us or at all. Also, we would have little control over such third parties, and any of them may fail to devote the necessary resources and attention to sell, market or distribute our products effectively. If we do not establish sales and distribution capabilities successfully, either on our own or in collaboration with third parties, we may not successfully commercialize our products.

Unfavorable pricing regulations, third-party reimbursement practices or healthcare reform initiatives applicable to our product candidates could limit our potential product revenue.

The regulations governing drug pricing and reimbursement vary widely from country to country. Some countries require approval of the sale price of a drug before it can be marketed and, in many of these countries, the pricing review period begins only after approval is granted. In some countries, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. Although we monitor these regulations, our product candidates are currently in the development stage and we cannot yet assess the impact of price regulations. As a result, we or our current or potential future collaborators may obtain regulatory approval for a product in a particular country, but then be subject to price regulations that delay the commercial launch of the product and may negatively impact the revenues we are able to derive from sales in that country.

Successful commercialization of our products will also depend in part on the extent to which coverage and adequate payment for our products will be available from government health administration authorities, private health insurers and other third-party payors. If we or our current or potential future collaborators succeed in bringing a product candidate to the market, it may not be considered cost-effective and reimbursement to the patient may not be available or sufficient to allow us to sell it at a satisfactory price. Because our product candidates are in the development stage, we cannot yet determine their cost-effectiveness. We may need to conduct expensive studies in order to demonstrate cost-effectiveness. Moreover, third-party payors frequently require that drug companies provide them with predetermined discounts from list prices and are increasingly challenging the prices charged for medical products. Because our product candidates are in the development stage, we do not yet know the level of reimbursement, if any, for any products that we or our current or potential future collaborators are able to successfully develop. If the reimbursement for any of our product candidates is inadequate in light of our development and other costs, our ability to achieve or sustain profitability could be affected.

We believe that the efforts of governments and third-party payors to contain or reduce the cost of healthcare will continue to affect the business and financial condition of pharmaceutical and biopharmaceutical companies. A number of legislative and regulatory proposals to change the healthcare system in the United States and other major healthcare markets have been proposed and adopted in recent years. For example, the U.S. Congress has enacted a limited prescription drug benefit for Medicare recipients as part of the Medicare Prescription Drug, Improvement and Modernization Act of 2003. While the program established by this statute may increase demand for any of our products that are successfully developed, if we or our current or potential future collaborators participate in this program, our prices will be negotiated with drug procurement organizations for Medicare beneficiaries and are likely to be lower than prices we might otherwise obtain. If successfully developed, AZD3480 (TC-1734), our product candidate for Alzheimer’s disease, cognitive deficits in schizophrenia and other conditions characterized by cognitive impairment, could be particularly affected by this law because Alzheimer’s disease is a disease that affects the elderly. Non-Medicare third-party drug procurement organizations may also base the price they are willing to pay on the rate paid by drug procurement organizations for Medicare beneficiaries. In addition, ongoing initiatives in the United States have and will continue to increase pressure on drug pricing. The announcement or adoption of any such initiative could have an adverse effect on potential revenues from any product candidate that we may successfully develop.

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

We also face substantial competition from therapies designed to target NNRs. Pfizer’s product Chantix targets NNRs and is approved in the United States for smoking cessation. In addition, we believe that several prominent pharmaceutical companies have product candidates that target NNRs in development, including as examples Sanofi-Aventis, with a compound in Phase III for smoking cessation, and Abbott Laboratories, with one compound in Phase II for Alzheimer’s disease, ADHD and schizophrenia and another in Phase II for pain and potentially other indications. Other companies that we believe have active NNR-based programs include Merck & Co., AstraZeneca, Eli Lilly, Memory Pharmaceuticals, Critical Therapeutics, NeuroSearch A/S, CoMentis and EnVivo Pharmaceuticals. We expect that we will face increased competition in the future if therapies that target NNRs are further validated and if companies initiate or expand programs focused on NNRs or otherwise enter the CNS market, whether independently or by collaboration or acquisition.

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

•	for acute post-operative pain, opioids such as OxyContin from Purdue Pharma;

•

for depression, selective serotonin reuptake inhibitors such as Prozac from Eli Lilly, Paxil from GlaxoSmithKline, Zoloft from Pfizer, Celexa and Lexapro from Forest Laboratories and the dual uptake inhibitor Effexor from Wyeth;

•	for anxiety disorders, benzodiazepines such as Pfizer’s Xanax and Biovail’s Ativan, as well as anti-depressants;

•	for schizophrenia, anti-psychotics such as Seroquel from AstraZeneca, Zyprexa from Eli Lilly, Risperdal from Johnson & Johnson, Geodon from Pfizer and Abilify from Bristol-Myers Squibb; and

•	for smoking cessation, Zyban from GlaxoSmithKline and Chantix from Pfizer.

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

Sales of a substantial number of shares of our common stock in the public market could cause the market price to decline. Such sales also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. If there are more shares of our common stock offered for sale than buyers are willing to purchase, the market price of our common stock may decline to a market price at which buyers are willing to purchase the offered shares and sellers remain willing to sell the shares. The number of shares of our common stock owned by our stockholders and available for sale in the public market is limited only to the extent provided under applicable federal securities laws. In addition, we may, in the future, issue additional shares of our common stock to our employees, directors or consultants as compensation, in connection with strategic collaborations or acquisitions or to raise capital. Accordingly, sales of a substantial number of shares of our common stock in the public market could occur at any time.

Concentration of ownership among our existing executive officers, directors and principal stockholders may prevent new investors from influencing significant corporate decisions.

Our executive officers, directors and their affiliates beneficially own or control approximately 35% of the outstanding shares of our common stock, based on the shares outstanding as of March 12, 2007. Accordingly, our current executive officers, directors and their affiliates have substantial control over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions, as well as our management and affairs. The concentration of ownership may also delay or prevent a change of control of us at a premium price if these stockholders oppose it, even if it would benefit our other stockholders.

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

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

We lease approximately 54,000 square feet of laboratory and office space located in the Piedmont Triad Research Park in Winston-Salem, North Carolina and have agreed to lease an additional 3,000 square feet beginning in August 2007. We also have rights exercisable at any time during the term of the lease on or after July 31, 2007 to lease additional space in this facility. The term of our lease expires July 31, 2012, and we have a renewal option for an additional five-year term at a rental rate to be mutually determined. The current monthly payment under our lease is approximately $180,000. We believe that our leased facilities, together with our right to lease additional space, are adequate to satisfy our current needs.

Item 3.	Legal Proceedings

We are not currently a party to any material pending legal proceedings or aware of any contemplated proceeding against us by any governmental authority.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2006.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock began trading on the NASDAQ Global Market (formerly known as the NASDAQ National Market) on April 12, 2006 under the symbol “TRGT.” The following table sets forth, for the periods indicated, the high and low sales prices for our common stock, as reported on the NASDAQ Global Market:

	Common Stock
	High	Low
2006:
Second Quarter	$9.00	$6.63
Third Quarter	$7.30	$5.26
Fourth Quarter	$9.80	$5.50

Stockholders

As of March 12, 2007, there were approximately 94 holders of record of our common stock.

Dividends

We have never declared or paid cash dividends on any of our shares of capital stock. We currently intend to retain future earnings, if any, to finance the expansion and growth of our business and do not anticipate paying any cash dividends in the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements and other factors that our board of directors deems relevant. In addition, the terms of any future debt or credit facility may preclude us from paying dividends.

Calculation of Aggregate Market Value of Non-Affiliate Shares

For purposes of calculating the aggregate market value of shares of our common stock held by non-affiliates as set forth on the cover page of this annual report, we have assumed that all outstanding shares are held by non-affiliates, except for shares held by our executive officers, directors and 10% or greater stockholders. This assumption is not intended to constitute an admission that all executive officers, directors and 10% or greater stockholders are, in fact, our affiliates, or that there are not other persons who may be deemed to be our affiliates.

Unregistered Sales of Securities; Issuer Purchases of Equity Securities

Not applicable.

Use of Proceeds from Sales of Registered Securities

On April 18, 2006, we sold 5,000,000 shares of our common stock in our initial public offering at a price to the public of $9.00 per share. As part of the offering, we granted the underwriters an over-allotment option to purchase up to an additional 750,000 shares of our common stock from us, which was not exercised. The offer and sale of all of the shares in the offering were registered under the Securities Act of 1933, as amended, pursuant to a registration statement on Form S-1 (File No. 333-131050), which was declared effective by the SEC on April 11, 2006.

After deducting underwriting discounts and commissions of $3.2 million and other offering expenses of approximately $1.1 million payable by us in connection with the offering, our net proceeds from the offering were approximately $40.8 million. Between April 11, 2006 and December 31, 2006, we used approximately $12.7 million of the net proceeds to fund our operating activities, including activities relating to the development of our clinical and preclinical product candidates, and other general corporate purposes. During this period, our research and development expenses comprised approximately 78% of our operating expenses. The remaining approximately $28.1 million in net proceeds have been deposited in highly rated financial institutions in the United States. We have not used any of the net proceeds of the offering to make payments, directly or indirectly, to any of our directors or officers, to any of their associates, to any person owning ten percent or more of any class of our equity securities, or to any of our affiliates.

There has been no material change in our planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b).

Item 6.	Selected Financial Data.

You should read the following selected financial data together with our financial statements and the related notes included in this annual report and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this annual report. The selected financial data in this section are not intended to replace our financial statements.

We derived the statements of operations data for the years ended December 31, 2006, 2005 and 2004 and the balance sheet data as of December 31, 2006 and 2005 from our audited financial statements, which are included in this annual report. We derived the statements of operations data for the years ended December 31, 2003 and 2002 and the balance sheet data as of December 31, 2004, 2003 and 2002 from our audited financial statements not included in this report. Our historical results for any prior period are not necessarily indicative of the results to be expected for any future period. You should read the notes to our financial statements for an explanation of the method used to determine the number of shares used in computing basic and diluted net loss per share.

	Year ended December 31,
	2002	2003	2004	2005	2006
	(in thousands, except share and per share data)
Statement of Operations Data:
Net revenue	$2,286	$2,458	$3,738	$1,180	$27,538

Operating expenses:
Research and development	16,244	18,179	22,771	24,252	21,788
General and administrative	4,135	3,600	5,163	4,753	5,696
Transaction charges	—	—	—	1,635	—
Cost of product sales	244	743	198	481	457
Purchased in-process research and development	2,666	—	—	—	—

Total operating expenses	23,289	22,522	28,132	31,121	27,941

Loss from operations	(21,003)	(20,064)	(24,394)	(29,941)	(403)
Interest and dividend income	88	791	505	1,174	2,584
Interest expense	(103)	(122)	(132)	(225)	(84)
Loss on disposal of fixed assets	(54)	—	(4)	—	—

Net (loss) income	(21,072)	(19,395)	(24,025)	(28,992)	2,097
Deemed dividend-beneficial conversion feature for Series C redeemable convertible preferred stock issued December 2004	—	—	(10,312)	—	—
Preferred stock accretion	(4,173)	(8,341)	(8,744)	(11,238)	(3,333)

Net loss attributable to common stockholders	$(25,245)	$(27,736)	$(43,081)	$(40,230)	$(1,236)

Basic and diluted net loss per share applicable to common stockholders	$(339.63)	$(254.33)	$(196.53)	$(153.54)	$(0.09)

Shares used to compute basic and diluted net loss per share	74,332	109,053	219,213	262,013	13,595,523

	As of December 31,
	2002	2003	2004	2005	2006
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and short—term investments	$49,361	$42,977	$53,075	$24,851	$54,190
Working capital	46,685	40,526	50,079	20,531	69,903
Total assets	54,379	47,390	58,204	28,001	81,368
Long-term debt, net of current portion	2,088	1,462	3,443	1,409	816
Redeemable convertible preferred stock	108,026	130,134	171,778	183,628	—
Accumulated deficit	(63,936)	(91,672)	(134,754)	(174,983)	(136,162)
Total stockholders’ equity (deficit)	(63,335)	(90,796)	(122,966)	(162,481)	64,999

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the related notes included in this annual report. In addition to historical information, the following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results, performance or experience could differ materially from those indicated by the forward-looking statements due to important factors, risks and uncertainties, including, but not limited to, those set forth under “Cautionary Note Regarding Forward-Looking Statements” in Part I of this annual report and under “Risk Factors” in Item 1A of Part I of this annual report.

Overview

We are a biopharmaceutical company engaged in the design, discovery and development of NNR Therapeutics, a new class of drugs for the treatment of multiple diseases and disorders of the central nervous system. Our NNR Therapeutics selectively target a class of receptors known as neuronal nicotinic receptors, or NNRs. We have four clinical-stage product candidates and three preclinical product candidates.

Our lead product candidate is a novel small molecule that we have historically referred to as TC-1734 and that our strategic collaborator, AstraZeneca, refers to as AZD3480. In December 2005, we entered into a collaborative research and license agreement with AstraZeneca AB for the development and worldwide commercialization of AZD3480 (TC-1734) as a treatment for Alzheimer’s disease, cognitive deficits in schizophrenia and potentially other conditions characterized by cognitive impairment such as ADHD, AAMI and MCI. We currently expect that AstraZeneca will initiate two Phase II clinical trials of AZD3480 (TC-1734) in mid-2007, one in mild to moderate Alzheimer’s disease and one in cognitive deficits in schizophrenia, and that both trials will be completed by the end of 2008.

Our most advanced product candidates, in addition to AZD3480 (TC-1734), are described below.

•

TC-2216. TC-2216 is a product candidate that we are developing as a monotherapy for depression and anxiety disorders. We are currently conducting Phase I single rising dose clinical trial of TC-2216 to evaluate its safety and tolerability and to assess its pharmacokinetic profile in healthy volunteers.

•

Mecamylamine hydrochloride and TC-5214. In 2006, we completed a Phase II clinical trial of mecamylamine hydrochloride as an augmentation treatment to citalopram hydrobromide, a commonly prescribed treatment for depression marketed as Celexa in the United States, for major depression. We refer to this treatment combination as TRIDMAC. Mecamylamine hydrochloride is the active ingredient in Inversine, our only product approved by the U.S. Food and Drug Administration, or FDA, for marketing. TC-5214 is one of the enantiomers of mecamylamine hydrochloride. We have not yet conducted a clinical trial of TC-5214, but expect that we will elect to advance TC-5214 into clinical development as an augmentation treatment for major depression in lieu of further development of mecamylamine hydrochloride.

•

TC-2696. TC-2696 is a product candidate that we are developing currently as a treatment for acute post-operative pain. We are conducting an ongoing Phase II clinical trial of TC-2696 to assess its pain relieving effects in third molar extraction patients.

•

TC-5619. TC-5619 is a preclinical product candidate selective for the a7 NNR. We believe compounds that selectively target the a7 NNR may have application in the treatment of conditions such as schizophrenia, cognitive impairment and inflammation. We are currently conducting additional preclinical studies necessary to support a regulatory filing planned for the second quarter of 2007 to initiate clinical development of TC-5619.

•

TC-6499. TC-6499 is a preclinical product candidate that we are developing currently as a treatment for one or more classes of pain. We are currently conducting manufacturing activities necessary to support the initiation of clinical development of this product candidate.

We trace our scientific lineage to a research program initiated by R.J. Reynolds Tobacco Company in 1982 to study the activity and effects of nicotine in the body and the function of nicotinic receptors. We were incorporated in 1997 as a wholly owned subsidiary of RJR. In August 2000, we became an independent company when we issued and sold stock to venture capital investors. Since our inception, we have had limited revenue from product sales and have funded our operations principally through the sale of equity securities, revenue from collaboration agreements and equipment and building lease incentive financing. We have devoted substantially all of our resources to the discovery and development of our product candidates and technologies, including the design, conduct and management of preclinical and clinical studies and related manufacturing, regulatory and clinical affairs, as well as intellectual property prosecution.

We acquired rights to Inversine in August 2002. Inversine is approved for the management of moderately severe to severe essential hypertension, a high blood pressure disorder. However, we believe that Inversine is prescribed predominantly for the treatment of neuropsychiatric disorders, such as Tourette’s syndrome, autism and bipolar disorder. Sales of Inversine generated net revenue of $585,000 for the year ended December 31, 2006, $681,000 for the year ended December 31, 2005 and $767,000 for the year ended December 31, 2004.

We generated net income for the fourth quarter and year ended December 31, 2006 due primarily to the recognition of revenue derived under our agreement with AstraZeneca. Except for these periods, we have never been profitable. As of December 31, 2006, we had an accumulated deficit of $136.2 million. We expect to incur substantial losses for the foreseeable future. We expect our research and development expenses to increase substantially over the next several years as we expand our clinical trial activity, as our product candidates advance through the development cycle, as product candidates that arise out of our preclinical research collaboration with AstraZeneca progress and as we invest in additional product opportunities and research programs and expand our research and development infrastructure. Clinical trials and preclinical studies are time-consuming, expensive and may never yield a product that will generate revenue. A substantial portion of our revenue for the next several years will depend on the conduct of research and the successful achievement of milestone events in the development of AZD3480 (TC-1734) under our agreement with AstraZeneca. Our revenue may vary substantially from quarter to quarter and year to year. We believe that period-to-period comparisons of our results of operations are not meaningful and should not be relied upon as indicative of our future performance.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate these estimates and judgments, including those described below. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results and experiences may differ materially from these estimates. In addition, our reported financial condition and results of operations could vary if new accounting standards are enacted that are applicable to our business.

Our significant accounting policies are described in Note 2 to our audited financial statements for the year ended December 31, 2006 included in this annual report. We believe that our accounting policies relating to revenue recognition, accrued expenses and stock-based compensation are the most critical to understanding and evaluating our reported financial results. We have identified these policies as critical because they both are important to the presentation of our financial condition and results of operations and require us to make judgments and estimates on matters that are inherently uncertain and may change in future periods. For more information regarding these policies, you should refer to Note 2 to our audited financial statements included in this annual report.

Revenue Recognition

We use revenue recognition criteria in Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101), as amended by Staff Accounting Bulletin No. 104, Revision of Topic 13 (SAB 104). We derive a substantial portion of our revenues from our collaboration agreement with AstraZeneca and expect that we will continue to derive a substantial portion of our revenues from collaboration agreements over at least the next several years.

Collaboration agreements may contain multiple elements, including upfront fees, research fees for ongoing research and development, payments associated with achieving development, regulatory and first commercial sale milestones and royalties to be paid based on specified percentages of net product sales or net profits, if any. In determining the accounting for collaboration agreements, we follow the provisions of Emerging Issues Task Force Issue 00-21, Revenue Arrangements with Multiple Deliverables, or EITF 00-21. EITF provides guidance on whether an arrangement involves a single unit of accounting or separate units of accounting for revenue recognition purposes and, if separate units, how to allocate amounts received in the arrangement. If a collaboration agreement involves separate units of accounting, we determine a revenue recognition policy for each unit.

We recognize research fee revenue from research services performed under our collaboration agreements as research is performed and related expenses are incurred. We defer recognition of non-refundable upfront fees and amortize them over the estimated research and development period. The estimated research and development period may be adjusted from time to time to take into account any delays or acceleration in the development of the applicable product candidate or any extension or shortening of the applicable performance period. Any such delay or acceleration in the development of a product candidate, or extension or shortening of a performance period, could result in further deferral of revenue or in the acceleration of revenue previously deferred.

We recognize revenue for non-refundable payments that are based on the achievement of development and regulatory milestones upon achievement of the milestone event if all of the following conditions are met:

•	achievement of the milestone event was not reasonably assured at the inception of the arrangement;

•	substantive effort is involved to achieve the milestone event; and

•

the amount of the milestone payment appears reasonable in relation to the effort expended, the other milestone payments in the arrangement and the related risk associated with achievement of the milestone event.

If any of these conditions are not met, we would recognize the portion of the milestone payment that corresponds to work performed as revenue upon receipt and defer recognition of the remaining portion until the performance obligations are completed.

Under our collaboration agreement with AstraZeneca, we received an initial fee of $10.0 million in February 2006. Based on the agreement terms and consideration of fair value, we allocated $5.0 million of the initial fee to the a4ß2 research collaboration, which we expect to recognize as revenue over the planned four-year term of the research collaboration. We deferred recognition of the remaining $5.0 million of the initial fee, which we allocated to the AZD3480 (TC-1734) license grants, until AstraZeneca made its determination in December 2006 to proceed with further development of AZD3480 (TC-1734). Beginning in January 2007, we commenced recognition of the previously deferred $5.0 million of the initial fee ratably over the expected five-year development period for AZD3480 (TC-1734).

In December 2006, AstraZeneca communicated to us its determination to proceed with further development of AZD3480 (TC-1734), triggering a $20.0 million milestone payment to us. Based on the criteria of SAB 101, we recognized this amount as revenue in the fourth quarter of 2006. We received the milestone payment in January 2007.

We recorded research fees that we received from AstraZeneca during 2006 while it conducted additional clinical and non-clinical studies of AZD3480 (TC-1734) as deferred revenue. Following AstraZeneca’s determination in December 2006 to proceed with further development of AZD3480 (TC-1734), we recognized all research fees that were previously recorded as deferred revenue and expect to recognize future research fee revenue as the research is performed and related expenses are incurred.

We recognize revenue for specific research and development costs that are reimbursable under our agreement with AstraZeneca, such as third-party manufacturing costs for drug material, in accordance with Emerging Issues Task Force, or EITF, Issue 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent, and EITF Issue 01-14, Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred. We reflect the revenue associated with these reimbursable amounts as a component of collaboration revenue and we reflect the costs associated with these reimbursable amounts as a component of research and development expenses.

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

We base our expenses related to clinical trials on our estimates of the services received and efforts expended pursuant to contracts with multiple research institutions and clinical research organizations that conduct or manage clinical trials on our behalf or with contract manufacturers that produce clinical trial material. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. Payments under some of these contracts depend on factors such as the enrollment of subjects, the completion of clinical trial milestones and the production of drug substance or drug product. In accruing service fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from our estimate, we will adjust the accrual accordingly. If we do not identify costs that we have begun to incur or if we underestimate or overestimate the level of services performed or the costs of these services, our actual expenses could differ from our estimates.

Stock-Based Compensation

Effective January 1, 2005, we adopted Statement of Financial Accounting Standard No. 123(R), Share-Based Payment, or SFAS 123R. Under SFAS 123R, we recognize the grant-date fair value of stock options and other stock-based compensation issued to employees and non-employee directors over the requisite service periods, which are typically the vesting periods. We currently use the Black-Scholes-Merton formula to estimate grant-date fair value and expect to continue to use this valuation model in the future. We adopted SFAS 123R using the modified-prospective-transition method, which required us to record compensation expense for the non-vested portion of previously issued awards that were outstanding at January 1, 2005, and any awards issued or modified after January 1, 2005. We recorded stock-based compensation expense related to stock options granted to employees and directors of $919,000 for the year ended December 31, 2006 and $690,000 for the year ended December 31, 2005. As of December 31, 2006, we had $3.5 million in total unrecognized compensation cost related to non-vested stock-based compensation arrangements, which we expect to recognize over a weighted average period of 1.6 years.

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

For all periods prior to January 1, 2005, we accounted for our employee stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25 and related interpretations, or APB 25. Under APB 25, we recognized compensation expense for stock options granted to employees and non-employee directors only if the exercise price was below the fair market value of the underlying common stock on the date of grant. We recognized this compensation expense over the vesting periods of the shares purchasable upon exercise of options. We recorded deferred stock-based compensation related to stock options granted to employees and directors of $51,000 for the year ended December 31, 2004. We amortized our deferred stock-based compensation on a straight-line basis over the related option vesting periods, which range from immediate vesting to four years.

As required by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, or SFAS 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, our financial statement footnotes disclose on a pro forma basis the amount of compensation expense that we would have recorded for periods prior to January 1, 2005, had we applied the fair value option methodology described in SFAS 123. Had we recorded all of our stock-based compensation using the SFAS 123 fair value methodology, our compensation expense would have been approximately $866,000 greater and our diluted net loss per share attributable to common stockholders would have been approximately $3.95 greater for the year ended December 31, 2004.

Financial Operations Overview

Revenue

Our collaboration agreement with AstraZeneca became effective in January 2006. AstraZeneca paid us an initial fee of $10.0 million in February 2006, and an additional $20.0 million in January 2007 as a result of its determination in December 2006 to proceed with further development of AZD3480 (TC-1734). We are eligible to receive other payments of up to $249.0 million, contingent upon the achievement of development, regulatory and first commercial sale milestones for AZD3480 (TC-1734) for Alzheimer’s disease, cognitive deficits in schizophrenia and ADHD, and royalties on future product sales. If AZD3480 (TC-1734) is developed under the agreement for other indications characterized by cognitive impairment, we would also be eligible to receive payments contingent upon the achievement of development, regulatory and first commercial sale milestones for AZD3480 (TC-1734) for those indications. Under the terms of a sponsored research agreement and a subsequent license agreement between us and the University of Kentucky Research Foundation, or UKRF, we are required to pay to UKRF a low single digit percentage of any of these amounts that we receive from AstraZeneca. As a result, we paid UKRF $758,000 in January 2007.

We and AstraZeneca are conducting a preclinical research collaboration that is designed to discover and develop additional compounds that, like AZD3480 (TC-1734), act on the NNR known as a4ß2. Under the terms of our agreement, AstraZeneca has agreed to pay us research fees based on an agreed reimbursement rate for research services rendered, subject to specified limits. Through December 31, 2006, we had generated $4.7 million in research fees under the agreement. Based on the current budget for the a4ß2 research collaboration, we expect to receive approximately $21.7 million in additional aggregate research fees over the remaining three years of the planned four-year research term.

Inversine is our only approved product. Sales of Inversine generated net revenue of $585,000 for the year ended December 31, 2006, $681,000 for the year ended December 31, 2005 and $767,000 for the year ended December 31, 2004. We do not have or use a sales force or promote Inversine. Accordingly, we do not anticipate any significant increase in Inversine sales. If any of the very limited number of physicians that most often prescribe Inversine were to cease to do so, our revenue generated by Inversine sales would likely be substantially less. We have no other commercial products for sale and do not anticipate that we will have any other commercial products for sale for at least the next several years.

In 2003, we were awarded a cooperative agreement from the National Institute of Standards and Technology through its Advanced Technology Program. Under the agreement, we received $1.8 million over a three-year period that concluded in the second half of 2006 to help fund the development of sophisticated new computer simulation software designed to more accurately predict biological and toxicological effects of drugs. In addition, we are a named subcontractor under a grant awarded to The California Institute of Technology by the National Institute on Drug Abuse, part of the National Institutes of Health, to fund research on innovative NNR-based approaches to the development of therapies for smoking cessation. We currently expect to receive approximately $1.1 million in the aggregate over a five-year period that began in July 2006. We recognize grant revenue as we perform the work and incur reimbursable costs. Funding for awards under federal grant programs is subject to the availability of funds as determined annually in the federal appropriations process.

Research and Development Expenses

Since our inception, we have focused our activities on our drug discovery and development programs. We expense research and development expenses as they are incurred. Research and development expenses represented approximately 78% of our total operating expenses for both the years ended December 31, 2006 and 2005 and 81% of our total operating expenses for the year ended December 31, 2004.

Research and development expenses include expenses associated with:

•	the employment of personnel involved in our drug discovery and development activities;

•	research and development facilities and equipment;

•	costs to conduct research activities under the a4ß2 research collaboration with AstraZeneca;

•	the screening, identification and optimization of product candidates;

•	the development and enhancement of our proprietary databases and computer-based molecular design technologies, which we refer to collectively as Pentad;

•	formulation and chemical development;

•	production of clinical materials, including fees paid to contract manufacturers;

•	preclinical animal studies, including the costs to engage third-party research organizations;

•	clinical trials, including fees paid to contract research organizations to monitor and oversee some of our trials;

•	quality assurance activities;

•	compliance with FDA regulatory requirements;

•	consulting, license and sponsored research fees paid to third parties;

•	depreciation of capital assets used to develop our products; and

•	stock options or other stock-based compensation granted to personnel in research and development functions.

We use our employee and infrastructure resources across several programs. We currently have clinical, preclinical and early research programs ongoing, and many of our costs are not specifically attributable to a single program. Instead, these costs are directed to broadly applicable research efforts. Accordingly, we do not account for internal research and development costs on a program-by-program basis. As a result, we cannot state precisely the total costs incurred for each of our clinical and preclinical programs on a program-by-program basis.

The following table shows, for the periods presented, total payments that we made to third parties for preclinical study support, clinical supplies and clinical trial services for our most advanced product candidates, AZD3480 (TC-1734), TC-2216, mecamylamine hydrochloride, TC-2696 and TC-5619.

	Year ended December 31,
Product Candidate	2004	2005	2006
	(in thousands)
AZD3480 (TC-1734)	$4,135	$6,713	$209
TC-2216	—	903	1,691
Mecamylamine hydrochloride	—	1,067	555
TC-2696	1,145	879	891
TC-5619	—	—	903

	$5,280	$9,562	$4,249

We did not make any payments to third parties in respect of the development of TC-5214 or TC-6499 during the periods presented above. However, we currently expect that we will begin to incur development expenses for one or both of TC-5214 or TC-6499 in 2007.

At the end of 2004, we discontinued the development of mecamylamine hydrochloride for attention deficit hyperactivity disorder and another of our product candidates for ulcerative colitis following the completion of Phase II clinical trials. We made total payments to third parties of $0 for the year ended December 31, 2006, $83,000 for the year ended December 31, 2005 and $4.3 million for the year ended December 31, 2004 in connection with these discontinued programs.

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

As a result of the uncertainties discussed above, we are unable to determine the duration and completion costs of our research and development programs or whether or when we will generate revenue from the commercialization and sale of any of our development stage product candidates. Our failure to complete our research and development programs would likely have a material adverse effect on our financial position and results of operations.

General and Administrative Expenses

General and administrative expenses consist principally of salaries and other related costs for personnel in executive, finance, accounting, business development and human resource functions. Other general and administrative expenses include expenses associated with stock options and other stock-based compensation granted to personnel in those functions, facility costs not otherwise included in research and development expenses, patent related costs, and professional fees for consulting, legal and accounting services.

Cost of Product Sales

Cost of product sales are those costs related directly to the sale of Inversine and are principally comprised of cost of goods sold, FDA product and establishment fees, distribution expenses, product royalty obligations and product liability insurance.

Interest Income

Interest income consists of interest earned on our cash, cash equivalents and short-term investments.

Interest Expense

Interest expense consists of interest incurred on our indebtedness, which has been primarily to finance equipment, office furniture and fixtures.

Income Taxes

We generated net income for the year ended December 31, 2006 due primarily to the recognition of revenue derived under our agreement with AstraZeneca. We have incurred net operating losses for each other year since inception and consequently have not paid federal, state or foreign income taxes in any period. As of December 31, 2006, we had net operating loss carryforwards of approximately $94.6 million for each of federal and state income tax purposes. We also had $2.8 million in research and development federal income tax credits as of December 31, 2006. Utilization of the net operating loss carryforwards and credits may be subject to a substantial annual limitation due to ownership change limitations provided by Section 382 of the Internal Revenue Code of 1986, as amended, and similar state provisions. When an ownership change, as defined by Section 382, occurs, an annual limitation is imposed on a company’s use of net operating loss and credit carryforwards attributable to periods before the change. For financial reporting purposes, we have recorded a valuation allowance to fully offset the deferred tax asset related to these carryforwards because realization of the benefit is uncertain.

Results of Operations

Years ended December 31, 2006 and December 31, 2005

Revenue

Revenue increased by $26.3 million to $27.5 million for the year ended December 31, 2006, from $1.2 million for 2005. The increase was primarily attributable to $26.2 million in revenue derived under our agreement with AstraZeneca that became effective in January 2006. We had no collaboration-based revenue for 2005. The revenue derived under our AstraZeneca agreement and recognized in 2006 included the following components.

•

We recognized milestone-based revenue of $20.0 million as a result of the determination communicated to us by AstraZeneca in December 2006 to proceed with further development of AZD3480 (TC-1734), which triggered a $20.0 million milestone payment that we received in January 2007. Based on the current development plans for AZD3480 (TC-1734), we do not currently expect to achieve any milestone events under the agreement during 2007.

•

We recognized research fee revenue of $4.7 million for services rendered by us to AstraZeneca pursuant to an agreed research plan for the preclinical research collaboration that we and AstraZeneca are conducting. Based on the objectives and budget for the preclinical research collaboration for 2007, we currently anticipate that our research fee revenue generated under the agreement will increase substantially in 2007 as compared to 2006.

•

We recognized $1.1 million of the $10.0 million initial fee that we received in February 2006 from AstraZeneca. We have recorded the remaining $8.9 million of the initial fee as deferred revenue. As described above, based on the agreement terms, we allocated $5.0 million of the initial fee to the a4ß2 research collaboration, which we expect to recognize as license fee revenue over the planned four-year term of the research collaboration. We began to recognize this allocated portion of the initial fee as license fee revenue in February 2006 at the rate of $104,000 per month. We deferred recognition of any of the remaining $5.0 million of the initial fee, which we allocated to the AZD3480 (TC-1734) license grants, until AstraZeneca made its determination in December 2006 to proceed with further development of AZD3480 (TC-1734) following the completion of additional clinical and non-clinical studies that AstraZeneca conducted during 2006. We expect to recognize the previously deferred amount over the expected five-year development period for AZD3480 (TC-1734), beginning in January 2007 at a rate of $83,000 per month.

•	We recognized revenue of $347,000 in connection with payments that we made to third parties for research and manufacturing services that are reimbursable under the agreement.

In future periods, we are eligible to receive additional research fees, license fees and milestone payments under our collaboration agreement with AstraZeneca. The amount of research fees, license fees and milestone fees will depend on the extent of our research activities and the timing and achievement of development, regulatory and first commercial sale milestone events.

Grant revenue increased by $288,000 to $787,000 for the year ended December 31, 2006, from $499,000 for 2005. The grant revenue for 2006 related to work performed under the cooperative agreement awarded to us in

2003 by the National Institute of Standards and Technology through its Advanced Technology Program, or ATP, to fund the development of sophisticated molecular simulation software and to work performed in connection with our subcontract under the grant awarded to The California Institute of Technology by the National Institute on Drug Abuse, or NIDA, part of the National Institutes of Health, to fund research on innovative NNR-based approaches to the development of therapies for smoking cessation. In contrast, the grant revenue for 2005 related only to work performed in connection with the ATP award. The increase for 2006 reflects $98,000 in additional research activity by us under the cooperative agreement and revenue of $190,000 for work performed in connection with the NIDA grant. The term of the ATP award expired September 30, 2006. Due to the expiration of the term of the ATP award, we expect that our grant revenue will decrease in future periods.

Net sales of Inversine decreased by $96,000 to $585,000 for the year ended December 31, 2006, from $681,000 for 2005. This decrease resulted from a reduction in the volume of sales of Inversine. We believe that the substantial majority of Inversine sales are derived from prescriptions written by a very limited number of physicians. If any of these physicians were to change their prescribing habits, it would likely cause sales of Inversine to decrease. We do not promote sales of Inversine.

Research and Development Expenses

Research and development expenses decreased by $2.5 million to $21.8 million for the year ended December 31, 2006, from $24.3 million for 2005. The reduction in research and development expenses was primarily attributable to a decrease of $6.5 million in research and development expenses relating to AZD3480 (TC-1734) for 2006 as a result of the assumption by AstraZeneca of development costs for that product candidate under our collaboration agreement, partially offset by an increase in research and development expenses relating to TC-2216 and TC-5619 of $788,000 and $903,000, respectively, for 2006 to conduct additional preclinical safety studies and formulation work. The decrease was also partially offset by increased salary and benefit expenses for research and development personnel for 2006 and increased third-party service, supply and infrastructure costs incurred in connection with our a4ß2 research collaboration with AstraZeneca that we initiated in January 2006. Our research activities during 2006 generated $4.7 million in research fee revenue from AstraZeneca.

For the year ended December 31, 2006, we estimate that approximately 1% of our total research and development expenses were payments made to third parties in connection with our development of AZD3480 (TC-1734), 4% were payments made to third parties in connection with our development of TC-2696, 8% were payments made to third parties in connection with our development of TC-2216, 2.5% were payments made to third parties in connection with our development of mecamylamine hydrochloride and 4% were payments made to third parties in connection with our development of TC-5619. We spent the remaining 80.5% of our total research and development expenses on salaries, benefits and infrastructure costs associated with our internal research and development capabilities, including clinical programs, preclinical programs and research efforts, and on payments to third parties in connection with preclinical programs.

We expect our research and development expenses to increase substantially over the next several years as we expand our clinical trial activity, as our product candidates advance through the development cycle, as product candidates that arise out of our preclinical research collaboration with AstraZeneca progress and as we invest in additional product opportunities and research programs and expand our research and development infrastructure. In particular, we currently expect that, for 2007, our research and development expenses will increase substantially as compared to 2006 as a result of the conduct of a Phase I clinical trial of TC-2216, which we initiated in December 2006, and a Phase II clinical trial of TC-2696, which we initiated in January 2007, the currently expected initiation of clinical development of TC-5619, and non-clinical and manufacturing work that we are conducting for TC-5214 and TC-6499 in anticipation of their potential future development.

General and Administrative Expenses

General and administrative expenses increased by $900,000 to $5.7 million for the year ended December 31, 2006, from $4.8 million for 2005. The increase was principally attributable to higher awards made in 2006 under our annual cash incentive bonus program. We expect that our general and administrative expenses will increase in 2007 due to increased payroll, expanded infrastructure and increased insurance, consulting, legal, accounting and investor relations costs associated with being a public company for a full year. We completed our initial public offering in April 2006.

Transaction Charge

During the year ended December 31, 2005 we recorded expense of $1.6 million in connection with a public offering that we terminated in March 2005. There were no similar expenses for the 2006 period as all costs that we incurred in connection with our initial public offering that we completed in April 2006 were recorded as prepaid expenses pending the completion of the offering and were offset against the proceeds from the offering upon completion.

Cost of Product Sales

For the year ended December 31, 2006, our cost of product sales decreased by $24,000 to $457,000 from $481,000 for 2005. All of these costs related to sales of Inversine.

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

We have petitioned the FDA for a waiver of the product and establishment fees that were assessed by the FDA and paid by us in 2006 and plan to petition again in future years. Historically, the award that we received from the National Institute of Standards and Technology through its Advanced Technology Program to fund the development of sophisticated molecular simulation software has been significant in supporting our waiver requests. Our funding under the award concluded in the third quarter of 2006, and the likelihood that our pending or future waiver requests will be allowed is uncertain. If our pending waiver and reconsideration requests are not granted, our cost of product sales for 2007 would increase by approximately $189,000.

Interest and Dividend Income

Interest income increased by $1.4 million to $2.6 million for the year ended December 31, 2006, from $1.2 million for 2005. The increase was attributable to a substantially higher average cash balance during 2006 following completion of our initial public offering in April 2006 and, to a lesser extent, higher short-term interest rates.

Interest Expense

Interest expense decreased by $141,000 to $84,000 for the year ended December 31, 2006, from $225,000 for 2005. The decrease was attributable to reduced indebtedness in 2006 resulting from our payment in August 2005 of the outstanding balance on a $1.3 million convertible promissory note to The Stanley Medical Research Institute and a lower principal balance under a loan facility used to finance laboratory and other capital equipment purchases.

In June 2006, we amended our existing loan facility to provide us with an additional $2.0 million in aggregate borrowing capacity available to us on or before June 30, 2007. As of December 31, 2006, we have not yet made draws against this additional borrowing capacity, but expect to do so during the first half of 2007. Additionally, beginning in April 2007 following expiration of a five-year grace period, we will begin to recognize interest expense on a $500,000 loan from the City of Winston-Salem. We expect that these items will increase our interest expense beginning in 2007.

Years ended December 31, 2005 and December 31, 2004

Revenue

Revenue decreased by $2.6 million, or 68%, to $1.2 million for the year ended December 31, 2005, from $3.7 million for 2004. The decrease was primarily attributable to our recognition in 2004 of $1.9 million in license fee revenue that we derived under collaboration agreements with Aventis Pharma SA and Dr. Falk Pharma GmbH that have since been terminated. Because we concluded our research obligations under our collaboration agreements with both Aventis and Dr. Falk Pharma in the fourth quarter of 2004, we recognized the remaining unamortized deferred upfront license fee balance at that time and recognized no license fee revenue for 2005. The decrease in revenue for 2005 was also attributable in part to the conclusion at the end of 2004 of our research activities under our collaboration agreement with Aventis, from which we derived $338,000 in research fees in 2004 and no research fee revenue in 2005.

Grant revenue decreased to $499,000 in 2005, from $717,000 for 2004. The grant revenue in both periods resulted from work performed in connection with the ATP award. The ATP award was structured to provide a greater amount of funding in 2004 to enable us to purchase hardware and software required to carry out the cooperative agreement activities.

Net sales of Inversine decreased by $86,000 to $681,000 for the year ended December 31, 2005, from $767,000 for 2004. This decrease resulted from a reduction in the volume of sales of Inversine.

Research and Development Expenses

Research and development expenses increased by $1.5 million, or 7%, to $24.3 million for the year ended December 31, 2005, from $22.8 million for 2004. The increase was principally attributable to an increase of $2.6 million in expenses related to the clinical development, formulation and manufacturing of AZD3480 (TC-1734), an increase of $1.1 million in clinical development expenses for mecamylamine hydrochloride, an increase of $608,000 in expenses related to the preclinical development of TC-2216 and other preclinical programs and an increase of $1.7 million in salaries and infrastructure costs for 2005. The increase in research and development salaries and infrastructure costs includes $458,000 of non-cash stock-based employee compensation charges attributable to our adoption of SFAS 123R as of January 1, 2005. There were no stock-based employee compensation charges included in our research and development expenses for 2004. These increases were partially offset by a decrease in external costs resulting from our discontinuation in the fourth quarter of 2004 of clinical programs for two of our product candidates. One of these candidates, which was in development for the treatment of ADHD, resulted in a decrease in external costs of $2.3 million for 2005. The other product candidate, which was in development for the treatment of ulcerative colitis, resulted in a decrease in external costs of $1.9 million for 2005.

For the year ended December 31, 2005, we estimate that approximately 28% of our total research and development expenses were payments made to third parties in connection with our development of AZD3480 (TC-1734), 4% were payments made to third parties in connection with our development of TC-2696, 7% were payments made to third parties in connection with our development of TC-2216 and 4% were payments made to third parties in connection with our development of mecamylamine hydrochloride. We spent the remaining 57% of our total research and development expenses on salaries, benefits and infrastructure costs associated with our internal research and development capabilities, including clinical programs, preclinical programs and research efforts, and on payments to third parties in connection with preclinical programs.

General and Administrative Expenses

General and administrative expenses decreased by $400,000 to $4.8 million for the year ended December 31, 2005, from $5.2 million for 2004. This decrease was primarily attributable to lower infrastructure and personnel costs for our general and administrative activities and lower professional fees and travel costs in connection with business development pursuits in 2005, partially offset by an additional $182,000 in non-cash stock-based compensation charges in 2005 attributable to our adoption of SFAS 123R as of January 1, 2005.

Transaction Charge

During the year ended December 31, 2005 we recorded expense of $1.6 million in connection with a public offering that we terminated in March 2005. There were no similar expenses for the 2004 period.

Cost of Product Sales

Cost of product sales increased by $283,000 to $481,000 for the year ended December 31, 2005, from $198,000 for 2004. All of these costs related to sales of Inversine. The increase in cost of product sales for 2005 resulted primarily from our receipt of a refund in 2005 of the FDA fees for 2004, as compared to our receipt of a refund in 2004 of the FDA fees for both 2003 and 2002.

Interest and Dividend Income

Interest and dividend income increased by $669,000 to $1.2 million for the year ended December 31, 2005, from $505,000 for 2004. The increase was attributable to substantially higher short-term interest rates and higher average levels of cash and short-term investments during 2005 resulting from the issuance and sale of shares of our convertible preferred stock on December 6, 2004 for net proceeds of $32.9 million.

Interest Expense

Interest expense increased by $92,000 to $225,000 for the year ended December 31, 2005, from $133,000 for 2004. This increase is attributable to higher indebtedness under a credit facility used to finance capital equipment purchases, primarily laboratory equipment. The higher indebtedness resulted from our borrowing an additional $973,000 under this facility in December 2004.

Liquidity and Capital Resources

Sources of Liquidity

From August 2000 when we became an independent company until completion of our initial public offering in April 2006, we financed our operations and internal growth primarily through private placements of convertible preferred stock. We derived aggregate net proceeds of $121.8 million from these private placements. In April 2006, we completed an initial public offering of our common stock, consisting of 5.0 million shares of our common stock at a price of $9.00 per share. After deducting underwriting discounts and commissions and other offering expenses, our net proceeds from the offering were $40.8 million. We have also received additional funding from upfront license fees and payments for research and development services under collaboration agreements, equipment and building lease incentive financing, government grants and interest income. We began generating revenue from product sales of Inversine in December 2002. To date, the net contribution from Inversine sales has not been a significant source of cash and we do not expect it to be a significant source in the future.

In December 2005, we entered into a collaboration agreement with AstraZeneca relating to AZD3480 (TC-1734). In January 2006, the agreement became effective and we began conducting research for which we are eligible to receive research fees. AstraZeneca paid us an initial fee of $10.0 million in February 2006 and an additional $20.0 million in January 2007 as a result of its determination to proceed with further development of AZD3480 (TC-1734) following the completion of additional clinical and non-clinical studies that it conducted during 2006.

In May 2002, we borrowed $2.5 million from R.J. Reynolds Tobacco Holdings, Inc. to finance equipment and other fixed assets that we had previously purchased. This borrowing was paid and satisfied in full in May 2006. In January 2004, we amended the terms of the facility to permit us to borrow up to an additional $2.0 million in 2004 in up to three separate borrowings. We borrowed $1.0 million in April 2004 and $973,000 in December 2004 under the amended facility to finance equipment. The April 2004 borrowing bears a fixed interest rate of 5.87%, is payable in 48 equal monthly installments and matures in April 2008. The December 2004 borrowing bears a fixed interest rate of 6.89%, is payable in 48 monthly installments and matures in January 2009. In June 2006, we further amended the facility to permit us to borrow an additional $2.0 million on or before June 30, 2007 in up to three separate borrowings. Each borrowing would accrue interest at a per annum rate that approximates the hypothetical four-year U.S. Treasury rate, determined as of the date of the borrowing, plus 2.5% and be payable in equal monthly installments of principal and accrued interest over 48 months beginning on the first day of the month following the borrowing. All borrowings under the facility are, and all future borrowings under the facility will be, secured by specified tangible fixed assets determined sufficient by the lender at the time of disbursement. As of December 31, 2006, the outstanding principal balance under the loan facility was $909,000.

In April 2002, we received a $500,000 loan from the City of Winston-Salem. Under the terms of this borrowing, there is no interest accrual or payment due until the fifth anniversary of the loan. Beginning in April 2007, following expiration of the five-year grace period, the outstanding principal balance of the loan will bear interest at an interest rate of 5% and the loan will be payable in 60 equal monthly installments of $9,000.

Our cash, cash equivalents and short-term investments were $54.2 million as of December 31, 2006, $24.9 million as of December 31, 2005 and $53.1 million as of December 31, 2004.

Cash Flows

Net cash used in operating activities was $9.9 million for the year ended December 31, 2006, primarily reflecting an increase of $23.2 million in research fees and accounts receivable, partially offset by net income of $2.1 million, an increase of $8.9 million in deferred revenue and an increase of $1.9 million in current liabilities. The $23.2 million increase in research fees and accounts receivable is comprised primarily of a $20.0 million development milestone and $3.2 million in research fees triggered by Astra Zeneca’s determination to proceed with further development of AZD3480 (TC-1734). The $8.9 million increase in deferred revenue is comprised of the $10.0 million initial fee received from AstraZeneca in February 2006, net of the $1.1 million portion of the initial fee that we recognized in 2006. The $1.9 million increase in current liabilities is comprised primarily of a higher accrued liability for awards under our annual cash incentive bonus program, a liability recorded for amounts due UKRF with respect to AZD3480 (TC-1734) and additional project-related payables.

Net cash used in operating activities was $26.2 million for the year ended December 31, 2005, primarily reflecting our net loss of $29.0 million partially offset by a decrease of $999,000 in prepaid expenses primarily attributable to our recognition of payments made in 2004 in connection with a public offering that we terminated in the first quarter of 2005, $803,000 in depreciation and amortization expense and $690,000 in stock-based employee compensation expense. Net cash used for operating activities was $25.0 million for the year ended December 31, 2004. Net cash used for operating activities for 2004 consisted primarily of a net loss of $24.0 million, which included acceleration of recognition of deferred license fee revenue of $1.6 million representing the unamortized portion of the upfront payments that we received when we entered into collaboration agreements with Aventis and Dr. Falk Pharma.

Net cash used in investing activities, exclusive of cash flows from the net purchase and sale of short-term investments of $12.1 million, was $1.1 million for the year ended December 31, 2006, $250,000 for the year ended December 31, 2005 and $622,000 for the year ended December 31, 2004. These amounts were primarily to purchase equipment for use in expanding our internal research and development activities.

Net cash provided by financing activities was $40.1 million for the year ended December 31, 2006 and consisted principally of our receipt of $40.8 million in net proceeds from our initial public offering completed in April 2006, partially offset by a net reduction of $784,000 in principal repayments on our equipment financing loan facility. Net cash used in financing activities was $1.7 million for the year ended December 31, 2005 and consisted principally of the repayment of a $1.3 million convertible promissory note to The Stanley Medical Research Institute and $1.1 million in principal repayments on the equipment financing loan facility, partially offset by $612,000 in proceeds from the issuance of shares of our series C convertible preferred stock in May 2005. Net cash provided by financing activities was $35.9 million for the year ended December 31, 2004 and consisted principally of $32.9 million in net proceeds from the issuance of shares of our series C convertible preferred stock in December 2004, $2.0 million received under the equipment financing loan facility and $1.3 million received from The Stanley Medical Research Institute in return for our issuance of a convertible promissory note in an equal principal amount, partially offset by $731,000 of principal repayments on the equipment financing loan facility.

Funding Requirements

As of December 31, 2006, we had an accumulated deficit of $136.2 million. We expect to incur substantial operating losses for the foreseeable future. Our future capital requirements are difficult to forecast and will depend on many factors, including:

•	whether we elect to advance TC-5214 into clinical development as an augmentation treatment for major depression or instead to conduct Phase III clinical development of TRIDMAC;

•	the scope, progress, results and cost of preclinical development and laboratory testing and clinical trials;

•	the timing, receipt and amount of milestone and other payments from AstraZeneca and potential future collaborators;

•	the costs, timing and outcome of regulatory review;

•	the number and characteristics of product candidates that we pursue;

•	the costs of preparing, filing and prosecuting patent applications and maintaining, enforcing and defending intellectual property-related claims;

•	the costs of establishing sales and marketing functions and of establishing arrangements for manufacturing;

•	the rate of technological advancements for the indications that we target;

•	our ability to establish strategic collaborations and licensing or other arrangements on terms favorable to us;

•	the costs to satisfy our obligations under existing and potential future collaborations;

•	the timing, receipt and amount of sales or royalties, if any, from our potential products; and

•	the extent and scope of our general and administrative expenses.

We anticipate that implementing our strategy will require substantial increases in our capital expenditures and other capital commitments as we expand our clinical trial activity, as our product candidates advance through the development cycle, as product candidates that arise out of our preclinical research collaboration with AstraZeneca progress and as we invest in additional product opportunities and research programs and expand our infrastructure. In particular, we anticipate that we will purchase additional equipment over the next several quarters, and that we will incur additional costs resulting from the expansion and lease of our laboratory space, which became effective January 2007. We do not expect our existing capital resources to be sufficient to enable us to fund the completion of the development of any of our product candidates. We currently expect our existing capital resources to be sufficient to fund our operations at least through 2008. However, our operating plan may change as a result of many factors, including those described above. We may need additional funds sooner than planned to meet operational needs and capital requirements for product development.

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

Contractual Obligations

The following table summarizes our fixed contractual obligations as of December 31, 2006:

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt obligations	$1,409,402	$593,330	$577,971	$212,659	$25,442
Operating lease obligations	857,822	—	—	—	—
Other contractual obligations	2,945,196	2,936,396	6,600	2,200	—

Total	$5,212,420	$3,529,726	$584,571	$214,859	$25,442

The amounts of long-term debt obligations reflected in the above table do not include $2.0 million in additional borrowing capacity available, on or before June 30, 2007, under our amended loan facility with R.J. Reynolds Tobacco Holdings, Inc.

The amounts of operating lease obligations reflected in the above table include payment obligations under our lease of its facilities in Winston-Salem, North Carolina from Wake Forest University Health Sciences. The initial term of the lease was to expire on July 31, 2007. On January 22, 2007, the lease was amended to cover additional space, effective in part January 1, 2007 and in part August 1, 2007. In connection with the lease amendment, the Company exercised its option to extend the term of the lease, as applied to all of the leased premises, through July 31, 2012. Our expected payment obligations under the amended lease are described in Note 13 to our audited financial statements for the year ended December 31, 2006 included in this annual report.

The amounts of other contractual obligations reflected in the above table include obligations to purchase drug product or drug substance contingent on delivery, to compensate clinical investigators and clinical trial sites contingent on the performance of services in connection with clinical trials and to compensate contract research organizations contingent on the performance of non-clinical research and development services. The amount of other contractual obligations for 2007 reflected in the above table also includes annual maintenance fees or other fixed payments required under our technology license agreements. Our technology license agreements are generally terminable by us on short notice. As a result, the annual maintenance fees or other fixed payments under those agreements are not included in other contractual obligations in the above table after 2007. The amounts of other contractual obligations for all periods reflected in the above table exclude contingent royalty payments that we may be required to pay under our technology license agreements and other contingent payments that we may become required to make under our technology license agreements upon achievement of specified development, regulatory or commercial milestones.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Recent Accounting Pronouncements

In July 2006, the FASB issued Financial Accounting Standards Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We do not currently expect FIN 48 to have any impact on our financial reporting for at least the next several years.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact, if any, of the provisions of SFAS 157.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

The primary objective of our investment activities is to preserve our capital to fund operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of cash equivalents and short-term investments in a variety of securities of high credit quality. As of December 31, 2006, we had cash, cash equivalents and short-term investments of $54.2 million. A portion of our investments may be subject to interest rate risk and could fall in value if market interest rates increase. However, because our investments are short term in duration, we believe that our exposure to interest rate risk is not significant and estimate that an immediate and uniform 10% increase in market interest rates from levels as of December 31, 2006 would not have a material impact on the total fair value of our portfolio.

We contract for the conduct of some of our clinical trials and other research and development and manufacturing activities with contract research organizations, investigational sites and manufacturers in Europe and, with respect to one completed clinical trial, in India. We may be subject to exposure to fluctuations in foreign currency exchange rates in connection with these agreements. If the average Euro/U.S. dollar exchange rate were to strengthen or weaken by 10% against the exchange rate as of December 31, 2006, we estimate that the impact on our financial position, results of operations and cash flows would not be material. We do not hedge our foreign currency exposures.

We have not used derivative financial instruments for speculation or trading purposes.

Item 8.	Financial Statements and Supplementary Data.

INDEX TO THE FINANCIAL STATEMENTS

TARGACEPT, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Targacept, Inc.

We have audited the accompanying balance sheets of Targacept, Inc. as of December 31, 2005 and 2006, and the related statements of operations, redeemable convertible preferred stock and stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Targacept, Inc. at December 31, 2005 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Notes 2 and 12 to the financial statements, effective January 1, 2005, the Company adopted the fair value method of accounting provisions of Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment.

/s/    ERNST & YOUNG LLP

Greensboro, North Carolina

March 20, 2007

TARGACEPT, INC.

BALANCE SHEETS

	December 31,
	2005	2006
ASSETS
Current assets:
Cash and cash equivalents	$24,851,302	$41,744,363
Short-term investments	—	12,445,193
Collaboration revenue and accounts receivable	118,163	23,367,959
Inventories	41,940	173,693
Prepaid expenses	729,241	1,121,698

Total current assets	25,740,646	78,852,906
Property and equipment, net	1,747,524	2,040,355
Intangible assets, net of accumulated amortization of $129,027 and $166,791 at December 31, 2005 and December 31, 2006, respectively	512,973	475,209

Total assets	$28,001,143	$81,368,470

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,173,545	$1,982,180
Accrued expenses	2,849,747	3,889,114
Current portion of long-term debt	783,895	593,330
Current portion of deferred rent incentive	402,647	234,877
Current portion of deferred license fee revenue	—	2,250,000

Total current liabilities	5,209,834	8,949,501
Long-term debt, net of current portion	1,409,402	816,072
Deferred rent incentive, net of current portion	234,877	—
Deferred license fee revenue, net of current portion	—	6,604,167

Total liabilities	6,854,113	16,369,740
Commitments
Redeemable convertible preferred stock:
Series A, $0.001 par value, 5,000,000 and 0 shares authorized, issued and outstanding at December 31, 2005 and 2006, respectively	31,836,985	—
Series B, $0.001 par value, 6,567,567 and 0 shares authorized, issued and outstanding at December 31, 2005 and 2006, respectively	41,759,905	—
Series C, $0.001 par value, 81,747,965 and 0 shares authorized and 76,937,998 and 0 issued and outstanding at December 31, 2005 and 2006, respectively	110,031,263	—

Total redeemable covertible preferred stock	183,628,153	—
Stockholders’ equity (deficit):
Common stock, $0.001 par value, 16,666,666 and 100,000,000 shares authorized at December 31, 2005 and 2006, respectively; 270,427 and 19,132,233 shares issued and outstanding at December 31, 2005 and 2006, respectively	270	19,132
Capital in excess of par value	12,287,904	201,141,257
Common stock warrants	213,710	—
Accumulated deficit	(174,983,007)	(136,161,659)

Total stockholders’ equity (deficit)	(162,481,123)	64,998,730

Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$28,001,143	$81,368,470

See accompanying notes.

TARGACEPT, INC.

STATEMENTS OF OPERATIONS

	Year ended December 31,
	2004	2005	2006
Revenue:
Collaboration research and development	$337,500	$—	$5,019,057
Milestones and license fees from collaboration	1,917,224	—	21,145,833
Product sales	766,583	681,285	585,318
Grant revenue	717,067	498,632	787,356

Net revenue	3,738,374	1,179,917	27,537,564
Operating expenses:
Research and development (stock-based compensation of $0, $457,670 and $643,373 in 2004, 2005 and 2006, respectively)	22,770,881	24,251,463	21,787,873
General and administrative (stock-based compensation of $50,623, $232,784 and $275,147 in 2004, 2005 and 2006 respectively)	5,162,474	4,753,464	5,696,129
Transaction charges	—	1,634,973	—
Cost of product sales	198,446	480,933	457,254

Total operating expenses	28,131,801	31,120,833	27,941,256

Loss from operations	(24,393,427)	(29,940,916)	(403,692)
Other income (expense):
Interest income	504,986	1,174,398	2,584,294
Interest expense	(132,749)	(225,005)	(84,073)
Loss on disposal of fixed asset	(4,199)	—	—

Total other income (expense)	368,038	949,393	2,500,221

Net income (loss)	(24,025,389)	(28,991,523)	2,096,529
Deemed dividend—beneficial coversion feature for Series C redeemable convertible preferred stock issued December 2004	(10,312,499)	—	—
Preferred stock accretion	(8,743,559)	(11,237,976)	(3,332,705)

Net loss attributable to common stockholders	$(43,081,447)	$(40,229,499)	$(1,236,176)

Basic and diluted net loss attributable to common stockholders per share	$(196.53)	$(153.54)	$(0.09)

Weighted average common shares outstanding—basic and diluted	219,213	262,013	13,595,523

See accompanying notes.

TARGACEPT, INC.

STATEMENTS OF REDEEMBABLE CONVERTIBLE PREFERRED STOCK AND

STOCKHOLDERS’ EQUITY (DEFICIT)

	Redeemable Convertible Preferred Stock			Common Stock		Capital in Excess of Par Value	Common Stock Warrants	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity(Deficit)
	Series A	Series B	Series C	Shares	Amount
Balances at December 31, 2003	$28,496,497	$37,484,419	$64,153,421	144,370	$144	$691,614	$213,710	$(91,672,061)	$(29,282)	$(90,795,875)
Stock issuance costs	—	—	(100,000)	—	—	—	—	—	—	—
Issuance of 27,272,728 shares of Series C redeemable convertible preferred stock at $1.21 per share	—	—	33,000,000	—	—	—	—	—	—	—
Deemed dividend—beneficial conversion feature for Series C redeemable convertible preferred stock issued December 2004	—	—	—	—	—	10,312,499	—	(10,312,499)	—	—
Issuance of 112,446 shares of common stock at $0.001 per share par value, related to exercise of stock options	—	—	—	112,446	113	569,564	—	—	—	569,677
Accreted redemption value for common stock warrants attached to Series A redeemable convertible preferred stock	42,744	—	—	—	—	—	—	(42,744)	—	(42,744)
Accreted redemption value for Series A, Series B and Series C redeembal convertible preferred stock	1,627,500	2,137,742	4,935,573	—	—	—	—	(8,700,815)	—	(8,700,815)
Net change in unrealized holding loss on available-for-sale securities	—	—	—	—	—	—	—	—	29,282	29,282
Net loss	—	—	—	—	—	—	—	(24,025,389)	—	(24,025,389)

Comprehensive loss										(23,996,107)

Balances at December 31, 2004	$30,166,741	$39,622,161	$101,988,994	256,816	$257	$11,573,677	$213,710	$(134,753,508)	—	$(122,965,864)
Issuance of 496,132 shares of Series C redeemable convertible preferred stock at $1.21 per share	—	—	612,281	—	—	—	—	—	—	—
Issuance of 13,611 shares of common stock at $0.001 per share par value, related to exercise of stock options	—	—	—	13,611	13	23,773	—	—	—	23,786
Stock-based compensation	—	—	—	—	—	690,454	—	—	—	690,454
Accreted redemption value for common stock warrants attached to Series A redeemable convertible preferred stock	42,744	—	—	—	—	—	—	(42,744)	—	(42,744)
Accreted redemption value for Series A, Series B and Series C redeembal convertible preferred stock	1,627,500	2,137,744	7,429,988	—	—	—	—	(11,195,232)	—	(11,195,232)
Net loss	—	—	—	—	—	—	—	(28,991,523)	—	(28,991,523)

Comprehensive loss										(28,991,523)

Balances at December 31, 2005	$31,836,985	$41,759,905	$110,031,263	270,427	$270	$12,287,904	$213,710	$(174,983,007)	—	$(162,481,123)

See accompanying notes.

TARGACEPT, INC.

STATEMENTS OF REDEEMBABLE CONVERTIBLE PREFERRED STOCK AND

STOCKHOLDERS’ EQUITY (DEFICIT)—(continued)

	Redeemable Convertible Preferred Stock			Common Stock		Capital in Excess of Par Value	Common Stock Warrants	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity(Deficit)
	Series A	Series B	Series C	Shares	Amount
Balances at December 31, 2005 (carried forwaard)	$31,836,985	$41,759,905	$110,031,263	270,427	$270	$12,287,904	$213,710	$(174,983,007)	—	$(162,481,123)
Issuance of 29,793 shares of common stock at $0.001 per share par value, related to exercise of stock options	—	—	—	29,793	30	61,608	—	—	—	61,638
Stock-based compensation	—	—	—	—	—	918,520	—	—	—	918,520
Accreted redemption value for Series A, Series B, and Series C redeemable convertible preferred stock	483,729	635,385	2,213,591	—	—	—	—	(3,332,705)	—	(3,332,705)
Net Proceeds from initial public offering	—	—	—	5,000,000	5,000	40,770,013	—	—	—	40,775,013
Conversion of redeemable convertible preferred stock	(32,320,714)	(42,395,290)	(112,244,854)	13,832,013	13,832	147,103,212	—	39,843,814	—	186,960,858
Expiration of common stock warrants	—	—	—	—	—		(213,710)	213,710	—	—
Net income	—	—	—	—	—	—	—	2,096,529	—	2,096,529

Comprehensive loss										2,096,529

Balances at December 31, 2006	—	—	—	19,132,233	$19,132	$201,141,257	—	$(136,161,659)	—	$64,998,730

See accompanying notes.

TARGACEPT, INC.

STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2004	2005	2006
Operating activities
Net income (loss)	$(24,025,389)	$(28,991,523)	$2,096,529
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	766,335	803,185	820,920
Loss on disposal of equipment	4,199	—	—
Stock-based compensation expense	50,623	690,454	918,520
Recognition of deferred rent incentive	(402,647)	(402,647)	(402,647)
Realized loss on sale of investments	87,948	—	—
Changes in operating assets and liabilities, excluding the effects from acquired assets and liabilities:
Collaboration revenue and accounts receivable	334,053	366,402	(23,249,796)
Inventories	15,880	60,700	(131,753)
Prepaid expenses and accrued interest receivable	(1,091,627)	998,595	(646,219)
Accounts payable and accrued expenses	1,141,221	228,318	1,848,002
Deferred license fee revenue	(1,917,224)	—	8,854,167

Net cash used in operating activities	(25,036,628)	(26,246,516)	(9,892,277)

Investment activities
Purchase of investments	(6,191,930)	(25,500,000)	(41,191,431)
Proceeds from sale of investments	37,379,107	25,500,000	29,000,000
Purchase of property and equipment	(660,624)	(250,247)	(1,075,987)
Proceeds from sale of property and equipment	38,191	—	—

Net cash provided by (used in) investing activities	30,564,744	(250,247)	(13,267,418)

Financing activities
Proceeds from issuance of notes payable	3,250,000	—	406,967
Principal payments on notes payable and long-term debt	(730,979)	(2,363,350)	(1,190,862)
Proceeds from issuance of redeemable convertible preferred stock, net of transaction costs	32,900,000	612,281	—
Proceeds from issuance of common stock	519,054	23,786	40,836,651

Net cash provided by (used in) financing activities	35,938,075	(1,727,283)	40,052,756

Net increase (decrease) in cash and cash equivalents	41,466,191	(28,224,046)	16,893,061
Cash and cash equivalents at beginning of period	11,609,157	53,075,348	24,851,302

Cash and cash equivalents at end of period	$53,075,348	$24,851,302	$41,744,363

See accompanying notes

TARGACEPT, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2006

1. The Company and Nature of Operations

Targacept, Inc., a Delaware corporation (the Company), was formed on March 7, 1997. The Company is a biopharmaceutical company engaged in the design, discovery and development of NNR Therapeutics™, a new class of drugs for the treatment of multiple diseases and disorders of the central nervous system. The Company’s NNR Therapeutics selectively target neuronal nicotinic receptors, or NNRs. Its facilities are located in Winston-Salem, North Carolina.

2. Summary of Significant Accounting Policies

Cash and Cash Equivalents

The Company considers cash equivalents to be those investments which are highly liquid, readily convertible to cash and mature within three months from the date of purchase.

Investments

In accordance with the Company’s investment policy, surplus cash is invested with high quality financial institutions in money market accounts, certificates of deposit and Student Loan Auction Rate Securities. The Company determines the appropriate classification of marketable securities at the time of purchase and reevaluates such designation as of each balance sheet date. All marketable securities entered into during 2005 and 2006 were classified as available-for-sale. Interest income on investments, as well as realized gains and losses, are included in “Interest income.” The cost of securities sold is based on the specific identification method.

Collaboration Revenue and Accounts Receivable

Substantially all of the Company’s collaboration revenue is related to the collaboration agreements discussed in Note 15. Substantially all of the Company’s accounts receivable are related to such collaboration agreements and trade sales of its approved product Inversine®. All of the Company’s trade accounts receivable are due from customers located within the United States. The Company makes judgments with respect to the collectability of trade accounts receivable based on historical experience and current economic trends. Actual collections could differ from those estimates.

During 2004, 2005 and 2006, the Company recognized revenue of $2,255,000, $0 and $26,165,000, respectively, or 60%, 0% and 95%, respectively, of net revenue, from the collaboration agreements discussed in Note 15.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined by the weighted-average method.

Property and Equipment and Intangible Assets

Property and equipment consists primarily of lab equipment, office furniture and fixtures and leasehold improvements and is recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets ranging from 3-10 years. Lab equipment is typically depreciated over 3-5 years, office furniture and fixtures are typically depreciated over 5-10 years, and leasehold improvements are typically amortized over the lesser of the asset life or the lease term.

TARGACEPT, INC.

NOTES TO FINANCIAL STATEMENTS—(continued)

DECEMBER 31, 2006

2. Summary of Significant Accounting Policies—(continued)

Intangible assets consist of patents acquired from Layton Bioscience, Inc. The intangible assets are being amortized to research and development expense on a straight-line basis over the remaining useful life of the patents, or a period of 17 years from the date of acquisition.

The Company assesses the net realizable value of its long-lived assets and evaluates such assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. An impairment, if recognized, would be based on the excess of the carrying value of the impaired asset over its fair value. Through December 31, 2006, there has been no such impairment.

Patents

The Company capitalizes the costs of patents purchased from external sources as intangible assets. The Company expenses all other patent-related costs.

Research and Development Expense

Research and development costs are expensed as incurred and include related salaries of personnel involved in research and development activities, contractor fees, administrative expenses and allocations of research-related overhead costs. Administrative expenses and research-related overhead costs included in research and development consist of allocations of facility and equipment lease charges, depreciation and amortization of assets, and insurance, legal and supply costs that are directly related to research and development activities.

The Company directly reduces research and development expenses for amounts reimbursed pursuant to cost-sharing agreements. During 2004, 2005 and 2006, research and development expenses were reduced by $23,000, $0 and $207,000, respectively, for costs reimbursed primarily by Dr. Falk Pharma, GmbH in 2004 and by AstraZeneca AB in 2006 under the terms of the collaboration agreements described in Note 15.

Accrued Expenses

The Company records accruals based on estimates of the services received, efforts expended and amounts owed pursuant to contracts with numerous clinical trial centers, contract research organizations and other service providers. In the normal course of business, the Company contracts with third parties to perform various clinical trial and development activities in the ongoing development of potential products. The financial terms of these agreements are subject to negotiation and variation from contract to contract and may result in uneven payment flows. Payments under the contracts depend on factors such as the achievement of certain events, the production of drug substance or drug product, the successful recruitment of subjects, the completion of portions of the clinical trial or similar conditions. The objective of the Company’s accrual policy is to match the recording of expenses in its financial statements to the actual services received and efforts expended. As such, expense accruals are recognized based on the Company’s estimate of the degree of completion of the event or events specified in the specific contract.

TARGACEPT, INC.

NOTES TO FINANCIAL STATEMENTS—(continued)

DECEMBER 31, 2006

2. Summary of Significant Accounting Policies—(continued)

Transaction Charges

In the first quarter of 2005, the Company recognized $1,635,000 for expenses incurred in connection with a terminated public offering. The Company had $99,000 and $0 of charges related to its initial public offering in prepaid expenses at December 31, 2005 and 2006, respectively.

Deferred Rent Incentive

In August 2002, the Company received $2,013,000 as an incentive to lease its current office space. The incentive is being recognized monthly over the initial five-year term of the lease on a straight-line basis as a reduction to the lease expense. The Company recognized $403,000, annually, of the incentive during 2004, 2005 and 2006.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, short-term investments, accounts receivable, accounts payable, accrued expenses and redeemable convertible preferred stock are considered to be representative of their respective fair values. The fair value of long-term debt was $2,162,000 and $1,402,000 at December 31, 2005 and 2006, respectively, as compared to the book value of $2,193,000 and $1,409,000 at December 31, 2005 and 2006, respectively. The difference between fair value and book value was attributable to the benefit of the interest grace period on the Company’s loan from the City of Winston-Salem. The Company estimates the fair value of long-term debt using discounted cash flows based on its incremental borrowing rates for similar debt.

Credit Risk

Financial instruments that potentially subject the Company to credit risk consist principally of cash, short-term investments and collaboration revenue and accounts receivable. The Company places its cash and cash equivalents with high-credit quality financial institutions. The Company has established guidelines for investment of its excess cash designed to emphasize safety, liquidity and preservation of capital. At December 31, 2005 and 2006, the Company had deposits with high credit quality major financial institutions in excess of federally insured limits of approximately $24,800,000 and $41,500,000, respectively.

Revenue Recognition

The Company uses revenue recognition criteria in Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101), as amended by Staff Accounting Bulletin No. 104, Revision of Topic 13 (SAB 104).

In determining the accounting for collaboration agreements, the Company follows the provisions of Emerging Issues Task force, or EITF, Issue 00-21, Revenue Arrangements with Multiple Deliverables, or EITF 00-21, for multiple element revenue arrangements. EITF 00-21 provides guidance on whether an arrangement that involves multiple revenue-generating activities or deliverables should be divided into separate units of accounting for revenue recognition purposes and, if this division is required, how the arrangement consideration should be allocated among the separate units of accounting. If the arrangement constitutes separate units of accounting according to the EITF’s separation criteria, a revenue-recognition policy must be determined for each unit. If the arrangement constitutes a single unit of accounting, the revenue-recognition policy must be determined for the entire arrangement.

TARGACEPT, INC.

NOTES TO FINANCIAL STATEMENTS—(continued)

DECEMBER 31, 2006

2. Summary of Significant Accounting Policies—(continued)

Research fee revenue is earned and recognized as research is performed and related expenses are incurred. Non-refundable upfront fees are deferred and recognized as revenue on a straight-line basis over the expected term of the Company’s continued involvement in the research and development process.

Revenue for non-refundable payments based on the achievement of research and development milestones is recognized as revenue when the milestones are achieved if all of the following conditions are met: (1) achievement of the milestone event was not reasonably assured at the inception of the arrangement; (2) substantive effort is involved to achieve the milestone event; and (3) the amount of the milestone payment appears reasonable in relation to the effort expended, the other milestone payments in the arrangement and the related risk associated with achievement of the milestone event. If any of these conditions are not met, the Company would recognize the portion of the milestone payment that corresponds to work performed as revenue upon receipt and defer recognition of the remaining portion until the performance obligations are completed.

Revenues for specific research and development costs that are reimbursable under collaboration agreements in accordance with Emerging Issues Task Force, or EITF, Issue 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent, and EITF Issue 01-14, Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred are recognized. The revenue associated with these reimbursable amounts is reflected as a component of collaboration revenue and the costs associated with these reimbursable amounts is reflected as a component of research and development expenses.

Product sales revenue is recorded when goods are shipped, at which point title has passed, net of allowances for returns and discounts. Revenues from grants are recognized as the Company performs the work and incurs reimbursable costs in accordance with the objectives of the award.

Shipping and Handling Costs

During 2004, 2005 and 2006, $174,000, $175,000 and $191,000, respectively, of shipping and handling costs were included in cost of product sales.

Income Taxes

The liability method is used in accounting for income taxes as required by Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. Under this method, deferred tax assets and liabilities are recognized for operating loss and tax credit carryforwards and for the future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not that such assets will be realized.

TARGACEPT, INC.

NOTES TO FINANCIAL STATEMENTS—(continued)

DECEMBER 31, 2006

2. Summary of Significant Accounting Policies—(continued)

Comprehensive Loss

SFAS No. 130, Reporting Comprehensive Income, requires components of other comprehensive loss, including unrealized gains and losses on available-for-sale securities, to be included as part of total comprehensive loss. The components of comprehensive loss are included in the statements of redeemable convertible preferred stock and stockholders’ equity (deficit).

Net Loss Per Share Attributable to Common Stockholders

The Company computes net loss per share attributable to common stockholders in accordance with SFAS No. 128, Earnings Per Share (SFAS 128). Under the provisions of SFAS 128, basic net loss per share attributable to common stockholders (Basic EPS) is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding. Diluted net loss per share attributable to common stockholders (Diluted EPS) is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares and dilutive common share equivalents then outstanding. Common share equivalents consist of the incremental common shares issuable upon the conversion of preferred stock, shares issuable upon the exercise of stock options and shares issuable upon the exercise of warrants. For the periods presented, Diluted EPS is identical to Basic EPS because common share equivalents are excluded from the calculation, as their effect is antidilutive.

Initial Public Offering and Pro Forma Information

On April 18, 2006, the Company completed an initial public offering (IPO) of 5,000,000 shares of its common stock at a price of $9.00 per share. The Company’s net proceeds from the IPO, after deducting underwriters’ discounts and commissions and offering expenses payable by the Company, were $40,775,000. The Company’s common stock began trading on the NASDAQ Global Market (formerly known as the NASDAQ National Market) on April 12, 2006.

All outstanding shares of the Company’s Series A, Series B, and Series C convertible preferred stock (Preferred Stock) automatically converted into shares of common stock upon completion of the IPO. Series A converted at a ratio of approximately 0.133 common share per preferred share, Series B converted at a ratio of approximately 0.133 or 0.318 common share per preferred share and Series C converted at a ratio of approximately 0.144 common share per preferred share. These conversion ratios reflect a 1 for 7.5 share reverse stock split effected February 3, 2005.

Unaudited pro forma Basic EPS and Diluted EPS is computed using the weighted average number of common shares outstanding, including the pro forma effects of the automatic conversion of all outstanding shares of Preferred Stock into shares of the Company’s common stock effective upon the completion of the IPO as if such conversion had occurred at the date of the original issuance.

TARGACEPT, INC.

NOTES TO FINANCIAL STATEMENTS—(continued)

DECEMBER 31, 2006

2. Summary of Significant Accounting Policies—(continued)

The following table sets forth the computation of Basic EPS and Diluted EPS:

	Years ended December 31,
	2004	2005	2006
Historical
Numerator:
Net loss attributable to common stockholders	$(43,081,447)	$(40,229,499)	$(1,236,176)

Denominator:
Weighted-average common shares outstanding	219,213	262,013	13,595,523

Basic and diluted net loss per share attributable to common stockholders	$(196.53)	$(153.54)	$(0.09)

Pro forma (unaudited)
Numerator:
Net income (loss) attributable to common stockholders	$(24,025,389)	$(28,991,523)	$2,096,529

Denominator:
Shares used above	219,213	262,013	13,595,523
Pro forma adjustments to reflect assumed conversion of preferred stock and shares issued upon completion of IPO, on a weighted average basis	10,111,066	13,806,169	4,054,865
Shares used to compute pro forma basic net income (loss) per share attributable to common stockholders	10,330,279	14,068,182	17,650,388
Pro forma adjustments to reflect effects of dilutive stock options outstanding, on a weighted average basis	—	—	904,628
Shares used to compute pro forma diluted net income (loss) per share attributable to common stockholders	10,330,279	14,068,182	18,555,016

Pro forma basic and diluted net income (loss) per share attributable to common stockholders:
Basic	$(2.33)	$(2.06)	$0.12
Diluted	$(2.33)	$(2.06)	$0.11

The Company has excluded all outstanding stock options and warrants from the pro forma calculation of net loss per share attributable to common stockholders because such securities are antidilutive for the 2004 and 2005 periods presented. For 2006, the dilutive effects of outstanding stock options have been included in the pro forma calculation. The potentially dilutive securities consist of the following on a weighted average basis:

	Year ended December 31,
	2004	2005	2006
Outstanding stock options	1,010,716	1,466,715	1,924,628
Redeemable convertible preferred stock	10,111,066	13,806,169	4,054,865
Outstanding warrants	215,054	215,054	63,043

Total	11,336,836	15,487,938	6,042,536

TARGACEPT, INC.

NOTES TO FINANCIAL STATEMENTS—(continued)

DECEMBER 31, 2006

2. Summary of Significant Accounting Policies—(continued)

Stock-Based Compensation

The Company has two stock-based incentive plans, the 2000 Equity Incentive Plan of Targacept, Inc., as amended and restated (the 2000 Plan), and the Targacept, Inc. 2006 Stock Incentive Plan (the 2006 Plan). The 2000 Plan and the 2006 Plan are described more fully in Note 12.

Prior to January 1, 2005, the Company accounted for the 2000 Plan under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123). No stock-based employee compensation cost was recognized in the Statement of Operations for the year ended December 31, 2004, as all options granted under the 2000 Plan to employees had an exercise price equal to the fair market value of the underlying common stock on the date of grant.

Effective January 1, 2005, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS 123R), using the modified-prospective-transition method. Under that transition method, compensation cost recognized in 2005 includes: (a) compensation cost for all stock-based payments granted prior to, but not yet vested as of, January, 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of Statement 123; (b) compensation cost for all stock-based payments granted subsequent to January 1, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R; and (c) compensation cost for awards modified on April 7, 2005, based on the modification provisions in accordance with SFAS 123R. Results for prior periods have not been restated.

As a result of adopting SFAS 123R effective January 1, 2005, the Company recorded stock-based compensation expense of $690,000 and $919,000 for 2005 and 2006, respectively.

SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under pre-existing literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options and the tax deductions for the Company at those times), no amount of operating cash flows have been recognized in prior periods for such excess tax deductions because of net operating losses generated since inception.

TARGACEPT, INC.

NOTES TO FINANCIAL STATEMENTS—(continued)

DECEMBER 31, 2006

2. Summary of Significant Accounting Policies—(continued)

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to options granted under the Company’s stock-based incentive plans in all periods presented. For purposes of the pro forma disclosure, the value of the options is estimated using a Black-Scholes-Merton option pricing formula and amortized into expense over the options’ respective vesting periods.

Year ended December 31, 2004
Net loss attributable to common stockholders, as reported	$(43,081,447)
Add: stock-based employee compensation expense included in reported net income, net of related tax effects of $0	50,623
Deduct: stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(916,988)

Pro forma net loss	$(43,947,812)

Net loss per share:
Basic and diluted, as reported	$(196.53)

Basic and diluted, pro forma	$(200.48)

In November 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. FAS 123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards. This FSP provides an elective alternative transition method for calculating the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS 123R and reported in the Statements of Cash Flows. This method includes simplified procedures to establish the beginning balance of the pool of excess tax benefits and to determine the subsequent effect on the pool and cash flows resulting from the tax effects of employee stock-based compensation awards that were outstanding upon adoption of SFAS 123R. The Company has elected to adopt the alternative transition method provided in the FSP.

Recent Accounting Pronouncements

In July 2006, the FASB issued Financial Accounting Standards Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not currently expect FIN 48 to have any impact on its financial reporting for at least the next several years.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact, if any, of the provisions of SFAS 157.

TARGACEPT, INC.

NOTES TO FINANCIAL STATEMENTS—(continued)

DECEMBER 31, 2006

2. Summary of Significant Accounting Policies—(continued)

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

3. Short-term investments

The Company’s short-term investments consisted of $0 and $12,445,000 in Certificates of Deposit and related accrued interest at December 31, 2005 and 2006.

4. Inventories

Inventories consisted of the following:

	Year ended December 31,
	2005	2006
Raw materials	$6,400	$—
Finished goods	35,540	3,600
Work-in-progress	—	170,093

	$41,940	$173,693

5. Property and equipment

Property and equipment consists of the following:

	Year ended December 31,
	2005	2006
Lab equipment	$5,006,167	$5,908,860
Office furniture and fixtures	1,474,655	1,593,486
Leasehold improvements	138,790	190,434

	6,619,612	7,692,780
Less: accumulated depreciation	(4,872,088)	(5,652,425)

Property and equipment, net	$1,747,524	$2,040,355

The Company recorded $729,000, $765,000 and $783,000 of depreciation expense during 2004, 2005 and 2006, respectively.

TARGACEPT, INC.

NOTES TO FINANCIAL STATEMENTS—(continued)

DECEMBER 31, 2006

6. Intangible Assets

Intangible assets consist of the following:

	Year ended December 31,
	2005	2006
Patents	$642,000	$642,000
Less: accumulated amortization	(129,027)	(166,791)

Total	$512,973	$475,209

The Company recognized amortization expense of $38,000 for each of 2004, 2005 and 2006. The Company expects to recognize $38,000 of amortization expense for each of the next five years.

7. Accrued Expenses

Accrued expenses consists of the following:

	Year ended December 31,
	2005	2006
Clinical trials cost	$1,688,277	$1,793,538
Employee compensation	1,045,967	1,923,345
Other	115,503	172,231

Total	$2,849,747	$3,889,114

8. Long-term debt

During 2002, the Company entered into agreements to borrow $500,000 from the City of Winston-Salem and $2,500,000 from R.J. Reynolds Tobacco Holdings, Inc. (RJRT). The note payable to the City of Winston-Salem matures on April 19, 2012, is non-interest bearing until April 2007 and, thereafter, bears interest at an annual rate of 5% or 7% depending on the gross revenue of the Company until maturity. No payments are due on the City of Winston-Salem note until the 5-year anniversary of the loan. The note payable to RJRT was amended in January 2004 to allow for up to three additional tranches to be advanced to the Company for up to a total of $2,000,000. The Company was advanced an additional tranche on April 1, 2004 in the amount of $1,027,000. This additional tranche accrues interest at 5.87% and is repayable in monthly payments of $24,000 through the maturity date of April 1, 2008. The Company was advanced another additional tranche on December 23, 2004 in the amount of $973,000. This tranche accrues interest at 6.89% and is repayable in monthly payments of $23,000 through the maturity date of January 1, 2009. The original borrowing of $2,500,000 matured on May 1, 2006 and was paid and satisfied in full. In June 2006, the note payable to RJRT was further amended to permit the Company to borrow an additional $2,000,000 on or before June 30, 2007 in up to three separate borrowings. Each borrowing would accrue interest at a per annum rate that approximates the hypothetical four-year U.S. Treasury rate, determined as of the date of the borrowing, plus 2.5% and be payable in equal monthly installments of principal and accrued interest over 48 months beginning on the first day of the month following the borrowing. As of December 31, 2006, the Company has not made any borrowing under the RJRT note as further amended. The Company paid $133,000, $146,000 and $81,000 in interest under the RJRT note during 2004, 2005 and 2006, respectively.

TARGACEPT, INC.

NOTES TO FINANCIAL STATEMENTS—(continued)

DECEMBER 31, 2006

8. Long-term debt—(continued)

The note payable to RJRT is secured by equipment owned by the Company with a book value of approximately $1,030,000, net of accumulated depreciation, at December 31, 2006.

On December 15, 2004, the Company entered into a development agreement with The Stanley Medical Research Institute (SMRI). In connection with the agreement, SMRI paid the Company $1,250,000 in return for the issuance by the Company of a convertible promissory note in an equal principal amount. The note bore interest at 10% per annum. The note’s principal balance plus accrued interest of $84,000 was paid and satisfied in full on August 18, 2005 and the development agreement with SMRI was terminated in December 2005.

Maturities of long-term debt were as follows at December 31, 2006:

2007	$593,330
2008	456,223
2009	121,748
2010	103,677
2011	108,982
Thereafter	25,442

$1,409,402

9. Redeemable Preferred Stock

In August 2000, the Company issued 5,000,000 shares of its Series A redeemable convertible preferred Stock (the Series A) to RJRT, and completed a private placement of 6,537,634 of its Series B redeemable convertible preferred stock (the Series B) generating cash of $29,073,000, net of offering costs.

In January 2001, the Company issued 29,333 shares of Series B to three consultants in partial payment of consulting fees owed by the Company.

In November 2002, the Company completed a private placement of 37,764,180 shares of its Series C redeemable convertible preferred stock (the Series C) and received cash of $45,488,000, net of offering costs.

In March 2003, the Company completed a private placement of an additional 11,404,958 shares of Series C and received cash of $13,767,000, net of offering costs.

In December 2004, the Company completed a private placement of an additional 27,272,728 shares of Series C and received cash of $32,900,000 net of offering costs. Pursuant to EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features , and EITF 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments , the Company recorded a deemed dividend at the date of issuance of $10,312,499, which is the difference in the $8.40 conversion price of the Series C and the underlying value of the common stock issuable upon conversion of the Series C of $11.03. The deemed underlying per share value of the common stock as of the date of issuance was determined by reference to the proposed offering price for a proposed initial public offering that was subsequently terminated in March 2005.

In May 2005, the Company completed a private placement of an additional 496,132 shares of Series C and received cash of $612,000, net of offering costs.

TARGACEPT, INC.

NOTES TO FINANCIAL STATEMENTS—(continued)

DECEMBER 31, 2006

9. Redeemable Preferred Stock—(continued)

As of December 31, 2005 and 2006, the Company had 5,000,000 and 0 shares of Series A authorized, issued and outstanding, respectively, with an aggregate liquidation preference of $31,836,985, or $4.65 per share plus accreted redemption value, and $0, respectively.

As of December 31, 2005 and 2006, the Company had 6,567,567 and 0 shares of Series B authorized, issued and outstanding, respectively, with an aggregate liquidation preference of $41,759,905, or $4.65 per share plus accreted redemption value, and $0, respectively.

As of December 31, 2005 and 2006, the Company had 81,747,965 and 0 shares of Series C authorized, respectively, and 76,937,998 and 0 issued and outstanding, respectively, with an aggregate liquidation preference of $110,031,263, or $1.21 per share plus accreted redemption value, and $0, respectively.

The following is a summary of the rights, preferences and terms of the Company’s series of redeemable convertible preferred stock:

Conversion

Each share of Series A, Series B and Series C was convertible, at the option of the holder thereof, at any time and from time to time, and without the payment of additional consideration by the holder thereof, into fully paid and nonassessable shares of the Company’s common stock.

Automatic conversion of the Series A, Series B and Series C into fully paid and nonassessable shares of common stock, without the payment of additional consideration by the holders thereof, would occur immediately upon the closing of the sale of the Company’s common stock in a firm commitment, underwritten public offering registered under the Securities Act of 1933 in which (i) the price per share equaled or exceeded $11.00 (subject to certain adjustments) or such lesser amount as is approved by the holders of (a) a majority of then outstanding shares of Series A and Series B, considered together as a single class on an as-converted basis, and (b) at least sixty-five percent (65%) of the then outstanding shares of Series C, and (ii) the gross proceeds to the Company were not less than $50,000,000 or such lesser amount approved by the holders of (a) a majority of then outstanding shares of Series A and Series B, considered together as a single class on an as-converted basis, and (b) at least sixty-five percent (65%) of the then outstanding shares of Series C.

Dividends

Each share of Series C accrued dividends daily on a cumulative basis at the rate of 8% per annum, which were recorded as an increase to Series C and an increase to accumulated deficit. At December 31, 2005, cumulative accrued dividends on the Series C stock totaled $17,264,000. The accrued but unpaid cumulative dividend on the Series C was forfeited upon conversion of the Series C.

Dividends on the Series A, Series B and Series C were payable when and if declared by the Company’s Board of Directors. No dividend was permitted to have been paid on the common stock without the approval of the holders of a majority of the then outstanding shares of Series A and Series B, considered together on an as-converted basis, and the holders of 65% of the Series C. No dividend was permitted to have been declared or paid on either the Series A or the Series B unless, simultaneously with such declaration or payment, the same dividend per share was declared or paid on both the Series A and the Series B, as well as the Series C, and any unpaid cumulative dividends on the Series C were declared and paid in full.

TARGACEPT, INC.

NOTES TO FINANCIAL STATEMENTS—(continued)

DECEMBER 31, 2006

9. Redeemable Preferred Stock—(continued)

Voting

Each holder of the Series A, Series B and Series C was entitled to the number of votes equal to the number of shares of common stock into which such holder’s shares were convertible on the applicable record date. In addition, certain actions by the Company required the approval of one or more of (i) the holders of a majority of the outstanding shares of Series A, (ii) the holders of at least two-thirds of the outstanding shares of Series B, (iii) the holders of a majority of the outstanding shares of Series A and Series B, considered together on an as-converted basis, and/or (iv) the holders of at least 65% of the outstanding shares of Series C.

Liquidation Preference

In the event of any liquidation, dissolution or winding up of the Company, the holders of the Series C shares had preference and were entitled to receive an amount per share equal to the greater of (i) their initial purchase price per share plus any accrued or declared and unpaid dividends on such share or (ii) the amount per share of Series C that such holders would have received if all of the Series A, Series B and Series C were converted to common stock immediately prior to such liquidation, dissolution or winding up.

Next, the holders of Series A and Series B were entitled to receive, on a pari passu basis, an amount equal to their initial purchase price per share plus any declared and unpaid dividends on such shares. Any assets of the Company remaining after the payments specified above would have been distributed on a pari passu basis among the holders of common stock and, on an as-converted to common stock basis, Series A, Series B and Series C. Unless the holders of a prescribed number of shares of Series A, Series B and/or Series C had otherwise elected, certain fundamental transactions involving the Company would have been treated as a liquidation for the Series A, Series B and/or Series C, as the case may have been.

Mandatory Redemption

At any time after November 26, 2008, upon demand by the holders of at least 65% of the outstanding shares of Series C, all of the outstanding shares of Series C would have been redeemed in cash in an amount per share equal to the initial purchase price per share (subject to certain adjustments) plus any accrued or declared and unpaid dividends on such shares.

At any time after the later of August 22, 2005 or the date on which no shares of Series C were outstanding, a number of outstanding shares of Series A or Series B elected upon demand by the holders of a majority of the outstanding shares of Series A (in the case of Series A) or a majority of the outstanding shares of Series B (in the case of Series B) would have been redeemed in an amount per share equal to $4.65 (subject to certain adjustments) plus (i) any previously declared but unpaid dividends on such share and (ii) an amount equal to $0.081375 per share (subject to certain adjustments) multiplied by the number of complete three-month periods that have elapsed from the date such share was originally issued to the redemption date. The Company was permitted to have satisfied its redemption obligation with respect to the Series A and/or the Series B in cash or by paying a portion in cash and issuing a promissory note that met certain prescribed conditions for the remaining amount.

All outstanding shares of the Company’s Preferred Stock automatically converted into shares of common stock upon completion of the IPO, as described more fully in Note 2. Based on the terms of the Preferred Stock, accrued dividends totaling $39,830,000 were forfeited in connection with the conversion. Upon completion of the IPO, all outstanding warrants expired unexercised.

TARGACEPT, INC.

NOTES TO FINANCIAL STATEMENTS—(continued)

DECEMBER 31, 2006

9. Redeemable Preferred Stock—(continued)

Common stock issued upon automatic conversion of the Preferred Stock was as follows:

Series	Shares Outstanding	Carrying Amount	Conversion Ratio	Shares of Common Stock Issued
A	5,000,000	$32,320,714	0.133	666,666
B	6,567,567	42,395,290	0.318 or 0.133	2,082,623
C	76,937,998	112,244,854	0.144	11,082,724

	88,505,565	$186,960,858		13,832,013

10. Stockholders’ Equity (Deficit)

On December 6, 2004, the Company amended its Certificate of Incorporation to increase the number of authorized shares of common stock to 16,666,666 and Preferred Stock to 93,309,532 and issued 27,272,728 shares of Series C.

On February 2, 2005 the Company’s Board of Directors adopted and the stockholders approved a 1 for 7.5 share reverse stock split of the Company’s common stock effective as of February 3, 2005. All common stock and per common share amounts for all periods presented in the accompanying financial statements have been restated to reflect the effect of this reverse stock split.

On April 18, 2006, the Company amended its Certificate of Incorporation to increase the number of authorized shares of common stock to 100,000,000 and to set the number of authorized shares of undesignated preferred stock at 5,000,000. As discussed in Note 9, all Series A, Series B and Series C stock converted into shares of common stock upon completion of the IPO.

In conjunction with the issuance of Series A, the Company issued a warrant to purchase 215,054 shares of the Company’s common stock at an original exercise price of $34.88 per share (subject to certain adjustments). In connection with the Company’s issuance of Series C and price adjustment provisions of the warrant, the conversion price of the warrant was adjusted to $14.63. The warrant was exercisable only upon the earlier of an initial public offering or a change in control. The fair value of the warrant was a direct cost of obtaining capital. As such, the fair value was recorded in stockholders’ equity, with the offset recorded as a decrease in the redemption value of the Series A. The fair value of the warrant to purchase 215,054 shares of the Company’s common stock was estimated at the grant date to be $213,710 or $0.99 per share. The Company considered the anti-dilution features, the contingencies surrounding the limited opportunities for exercise, and the warrant’s priorities over common stock options in relation to the fair value of the Company’s common stock at the date of issuance when estimating the fair value of the warrant. As discussed in Note 9, the warrant expired unexercised upon completion of the IPO.

TARGACEPT, INC.

NOTES TO FINANCIAL STATEMENTS—(continued)

DECEMBER 31, 2006

10. Stockholders’ Equity (Deficit)—(continued)

At December 31, 2005 and 2006, the Company had reserved shares of common stock for future issuance as follows:

	Year ended December 31,
	2005	2006
Convertible preferred stock	13,832,013	—
Warrant	215,054	—
Options	1,664,474	2,476,977

Total	15,711,541	2,476,977

11. Income Taxes

For the years ended December 31, 2004 and 2005, there was no provision (benefit) for federal or state income taxes, as the Company had incurred operating losses since inception. For the year ended December 31, 2006, there is no provision (benefit) for federal or state income taxes because taxable income was offset by operating loss carryforwards.

The Company’s effective tax rate differs from the federal income tax rate for the following reasons:

	Year Ended December 31,
	2004	2005	2006
Expected federal income tax benefit at statutory rate	34%	34%	34%
Increase (decrease) resulting from:
Research and development credits	3	3	(32)
Stock based compensation	—	(1)	11
State income tax expense, net of federal benefit	5	4	6
Change in valuation allowance	(42)	(41)	(20)
Other	—	1	1

	—%	—%	—%

At December 31, 2004, 2005 and 2006, the Company had net operating loss carryforwards for federal income tax purposes of approximately $70,870,000, $98,373,000 and $94,571,000, respectively, and for state income tax purposes of approximately $70,866,000, $98,368,000 and $94,566,000, respectively, and research and development federal income tax credits of approximately $1,357,000, $2,131,000 and $2,799,000, respectively. The federal net operating loss carryforwards begin to expire in 2020. The state net operating loss carryforwards begin to expire in 2015. The research and development tax credits begin to expire in 2021.

Utilization of the net operating loss carryforwards and credits may be subject to a substantial annual limitation due to ownership change limitations provided by Section 382 of the Internal Revenue Code of 1986, as amended, and similar state provisions. As a result of a series of stock issuances, the Company had such an ownership change on November 30, 2002. Consequently, an annual limitation is imposed on the Company’s use of net operating loss and credit carryforwards attributable to periods before the change.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The

TARGACEPT, INC.

NOTES TO FINANCIAL STATEMENTS—(continued)

DECEMBER 31, 2006

11. Income Taxes—(continued)

Company’s net deferred tax assets relate primarily to its net operating loss carryforwards. A valuation allowance has been recognized to offset the deferred tax assets related primarily to the net operating loss carryforwards. If and when recognized, the tax benefit for those items will be reflected in current operations of the period in which the benefit is recorded as a reduction of income tax expense. The utilization of the loss carryforwards to reduce future income taxes will depend on the Company’s ability to generate sufficient taxable income prior to the expiration of the net operating loss carryforwards. For the years ended December 31, 2004, 2005 and 2006, the valuation allowance increased (decreased) approximately $9,600,000, $11,750,000 and $(410,000), respectively.

Significant components of the Company’s deferred tax assets (liabilities) are as follows:

	Year ended December 31,
	2005	2006
Deferred tax assets:
Net operating loss carryforward	$35,299,808	$33,849,517
Research and development tax credit	2,130,640	2,798,861
Patents	914,069	1,172,145
Stock based compensation	88,129	160,356

Total gross deferred tax assets	38,432,646	37,980,879

Valuation allowance	(38,347,057)	(37,937,051)
Net deferred tax asset	85,589	43,828
Deferred tax liabilities:
Equipment and other	(85,589)	(43,828)

Net deferred tax asset	$—	$—

12. Stock-Based Incentive Plans

On August 22, 2000, the Company established the 2000 Plan and authorized the issuance of up to 268,168 shares under the 2000 Plan to attract and retain employees, directors and certain independent contractors, consultants and advisors and to allow them to participate in the growth of the Company. During 2001, the number of shares authorized for issuance under the 2000 Plan was increased to 348,168. In conjunction with the November 2002 Series C financing, the Company authorized the issuance of an additional 400,000 shares, increasing the number of authorized shares to 748,168. Upon the issuance of additional Series C shares in March 2003, the number of authorized shares was increased to 1,228,888. In March 2005, the number of authorized shares was increased to 1,878,888.

On April 7, 2005 the Company’s Board of Directors authorized an amendment to each stock option agreement held by current employees that changed the exercise price per share for each unvested portion as of March 31, 2005 to $1.75. As of March 31, 2005, there were 354,672 shares issued to 75 employees subject to the unvested portions of employee options ranging from an original option price of $5.10 to $5.63 that were affected by the amendments. Each affected option was required to be accounted for as a modification of an award under SFAS 123R. The fair market value was calculated immediately prior to the modification and immediately after the modification to determine the incremental fair market value. This incremental value of $147,000 and the fair

TARGACEPT, INC.

NOTES TO FINANCIAL STATEMENTS—(continued)

DECEMBER 31, 2006

12. Stock-Based Incentive Plans—(continued)

market value of each modified option will be expensed as compensation on a quarterly basis, until the date that the option is exercised or forfeited or expires unexercised.

The 2006 Plan became effective in April 2006 and is the successor equity incentive program to the 2000 Plan. All shares previously reserved under the 2000 Plan and not subject to outstanding awards under the 2000 Plan are now reserved for grant under the 2006 Plan. The maximum number of shares of Common Stock that may be issued under the 2006 Plan is 4,362,078. Awards may be made to participants under the Plans in the form of incentive and nonqualified stock options, restricted stock, stock appreciation rights, stock awards, and performance awards. Eligible participants under the Plans include employees, directors and certain independent contractors, consultants or advisors of the Company or a related corporation. Awards made under the Plans have vesting periods that are determined at the discretion of the administrator and range from 0 to 5 years and most commonly have 10-year contractual terms or, in some cases, shorter terms designed to comply with Section 409A of the Internal Revenue Code. The exercise price of incentive options granted under the Plans may not be less than 100% of the fair market value of the common stock on the date of grant, as determined by the administrator.

The Company uses the Black-Scholes-Merton formula to estimate the fair value of its stock-based payments. The volatility assumption used in the Black-Scholes-Merton formula is based on the calculated historical volatility of twelve benchmark biotechnology companies that have been identified as comparable public entities. The expected term of options granted is derived from the simplified method allowable under Staff Accounting Bulletin No. 107. Under this approach, the expected term would be the mid-point between the weighted average of vesting period and the contractual term. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

The following table illustrates the weighted-average assumptions for the Black-Scholes-Merton model used in determining the fair value of options granted to employees:

	Year ended December 31,
	2005	2006
Dividend yield	—	—
Risk-free interest rate	4.1%	4.7%
Volatility	0.7	0.7
Expected life	6.25-6.5 years	6.25 years

TARGACEPT, INC.

NOTES TO FINANCIAL STATEMENTS—(continued)

DECEMBER 31, 2006

12. Stock-Based Incentive Plans—(continued)

A summary of option activity and changes during each of the years ended December 31, 2004, 2005 and 2006 is presented below:

	Options Granted	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2004	1,041,138	$4.88
Granted	65,200	5.33
Forfeited	(6,066)	21.53
Exercised	(112,472)	4.73

Outstanding at December 31, 2004	987,800	4.88
Granted	653,743	1.76
Forfeited	(17,923)	5.00
Exercised	(13,611)	1.75

Outstanding at December 31, 2005	1,610,009	2.88
Granted	935,596	5.55
Forfeited	(38,835)	3.07
Exercised	(29,793)	2.07

Outstanding at December 31, 2006	2,476,977	$3.89	7.998	$12,776,607

Vested and exercisable at December 31, 2006	1,316,216	$3.40	6.996	$7,442,500

The weighted average grant date fair value of options granted during 2004, 2005 and 2006 was $5.33, $1.20 and $3.80, respectively. The total intrinsic value of options exercised during the years ended December 31, 2004, 2005 and 2006 was $113,000, $13,000 and $141,000, respectively.

A summary of the status of non-vested stock options granted under the Plans as of December 31, 2006 and changes during the year ended December 31, 2006 is presented below:

	Options Granted	Weighted Average Grant-Date Fair Value
Non-vested at January 1, 2006	630,258	$1.18
Granted	935,596	3.80
Vested	(388,572)	1.91
Forfeited	(16,521)	1.19

Non-vested at December 31, 2006	1,160,761	$3.05

As of December 31, 2006, there was $3,546,000 of total unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under the Plans. That cost is expected to be recognized over a weighted-average period of 1.6 years. The total fair value of shares subject to stock-based compensation arrangements granted under the Plans that vested during the year ended December 31, 2006 was $2,825,000.

TARGACEPT, INC.

NOTES TO FINANCIAL STATEMENTS—(continued)

DECEMBER 31, 2006

12. Stock-Based Incentive Plans—(continued)

During 2004, the Company granted options to purchase 10,333 shares of common stock at an exercise price of $0.08, below the fair value of $5.63 per share of common stock. During 2005, the Company granted options to purchase 6,000 shares of common stock at an exercise price of $0.08, below the fair value of $1.75 per share of common stock. The fair value of these shares was recorded as compensation expense in the amounts of $51,000 and $46,000 during the twelve months ended December 31, 2004 and 2005, respectively.

13. Commitments and Contingencies

Operating Lease

On March 1, 2002, the Company entered into an agreement with Wake Forest University Health Sciences to lease an office and research facility in Winston-Salem, North Carolina with an initial term that extends through July 31, 2007. The lease contains a renewal option for up to one additional five-year term, with a lease rate similar to the original agreement. In December 2004, the Company amended the terms of the lease to include 1,000 square feet and an option on additional space in this facility. The lease amendment increased annual rent by $15,000 per year and included a $37,000 hold fee in the first year. Rent expense incurred by the Company under the lease was $1,456,000, $1,500,000 and $1,500,000 for the years ended December 31, 2004, 2005 and 2006, respectively. Rent expense is offset by the monthly recognition of the deferred rent incentive discussed in Note 2.

On January 22, 2007, the Company amended its lease with Wake Forest University Health Sciences to lease approximately 14,000 square feet of additional space effective January 1, 2007 and approximately 3,000 square feet of additional space effective August 1, 2007. In connection with the lease amendment, the Company exercised its option to extend the term of the lease, as applied to all of the leased premises, through July 31, 2012.

The following table illustrates expected future lease payments under the lease:

2007	$2,184,782
2008	2,159,390
2009	2,159,390
2010	2,159,390
2011	2,159,390
2012	1,259,643

$12,081,985

Employment Arrangements

The Company has entered into employment agreements with certain of its executive officers. Under the agreements, if the Company terminates the employment of the executive officer other than for just cause or if the executive officer terminates his employment for good reason, in each case as that term is defined in the agreement, the executive officer is entitled, among other things, to receive severance equal to his current base salary for nine to twelve months following termination or, if shorter, until he secures other employment. The executive officer would also be entitled to continuation of the health and life insurance benefits coverage provided to him as of the date of termination for the period during which he receives severance.

TARGACEPT, INC.

NOTES TO FINANCIAL STATEMENTS—(continued)

DECEMBER 31, 2006

14. Retirement Savings Plan

The Company has a 401(k) retirement plan in which all of its employees are eligible to participate. The plan provides for the Company to make 100% matching contributions up to a maximum of 6% of employees’ eligible compensation. The Company contributed $368,000, $412,000 and $539,000 to the plan for the years ended December 31, 2004, 2005 and 2006, respectively.

15. Collaborative Research and License Agreements

AstraZeneca AB

In December 2005, the Company entered into a collaborative research and license agreement with AstraZeneca AB under which the Company granted AstraZeneca exclusive development and worldwide commercialization rights to the Company’s product candidate known as AZD3480 (TC-1734) as a treatment for Alzheimer’s disease, cognitive deficits in schizophrenia and potentially other conditions marked by cognitive impairment such as attention deficit hyperactivity disorder, age associated memory impairment and mild cognitive impairment. The collaboration agreement also provides for a multi-year preclinical research collaboration between the Company and AstraZeneca.

The Company is eligible to receive future research fees, license fees and milestone payments under its collaboration agreement with AstraZeneca. The amount of research fees, license fees and milestone payments will depend on the extent of the Company’s research activities and the timing and achievement of development, regulatory and first commercial sale milestone events.

AstraZeneca paid the Company an initial fee of $10,000,000 in February 2006. Based on the collaboration agreement terms, the Company allocated $5,000,000 of the initial fee to the research collaboration, which the Company expects to recognize as revenue over the four-year term of the research collaboration. The Company deferred recognition of the remaining $5,000,000 of the initial fee, which was allocated to the AZD3480 (TC-1734) license grants, until AstraZeneca made a determination whether to proceed with further development of AZD3480 (TC-1734) following the completion of additional clinical and non-clinical studies that AstraZeneca conducted during 2006. On December 27, 2006, AstraZeneca communicated its decision to proceed with further development of AZD3480 (TC-1734) to the Company. As a result of AstraZeneca’s decision, the Company plans to begin in 2007 amortizing the $5,000,000 of the initial fee that it had previously deferred as revenue over the 5-year expected development period for AZD3480 (TC-1734).

The Company expects to recognize any revenue based on the achievement of milestones under the collaboration agreement upon achievement of the milestone event, if the Company determines that the revenue satisfies the revenue recognition requirements of SAB 101, as amended by SAB 104. In December 2006, AstraZeneca made its determination to proceed with further development of AZD3480 (TC-1734). This milestone event triggered a $20,000,000 payment in accordance with the agreement, and the Company recorded milestone revenue of $20,000,000 in December 2006. The payment was received in January 2007 in accordance with the terms of the agreement.

Under the agreement, the Company is also eligible to receive other payments of up to $249,000,000 (unaudited), contingent upon the achievement of development, regulatory and first commercial sale milestones for AZD3480 (TC-1734), as well as stepped double-digit royalties dependent on sales achieved following regulatory approval. Under the terms of a sponsored research agreement and a subsequent license agreement

TARGACEPT, INC.

NOTES TO FINANCIAL STATEMENTS—(continued)

DECEMBER 31, 2006

15. Collaborative Research and License Agreements—(continued)

between the Company and the University of Kentucky Research Foundation, or UKRF, Targacept is required to pay UKRF a low single digit percentage of any of these payments that are received from AstraZeneca. At December 31, 2006, the Company had recorded $758,000 in license fees payable to UKRF.

Until December 2006, the Company deferred revenue recognition of research fees that were received from AstraZeneca due to uncertainty regarding the continued development of AZD3480 (TC-1734). As a result of AstraZeneca’s decision to proceed with further development of AZD3480 (TC-1734), in December 2006, the Company recognized $4,672,000 of research fees and plans to recognize future research fee revenue as the research is performed and related expenses are incurred.

Stanley Medical Research Institute

On December 15, 2004, the Company entered into a development agreement with The Stanley Medical Research Institute (SMRI). In connection with the agreement, SMRI paid the Company $1,250,000 in return for the issuance by the Company of a convertible promissory note in an equal principal amount. The note bore interest at 10% per annum. In August 2005, the Company repaid the promissory note in full. The Company and SMRI terminated the development agreement in December 2005.

Aventis Pharma

The Company had previously entered into two collaboration agreements with Aventis Pharma (Aventis). One of the agreements with Aventis terminated effective January 2, 2005, and the research term for the other agreement with Aventis expired on December 31, 2004. These agreements provided for payment to the Company of research fees on a “fee for service” basis for activities that the Company agreed to perform. For the years ended December 31, 2004, 2005 and 2006, research fees were $338,000, $0 and $0, respectively. The Company will not receive any additional amounts under the agreements.

The Company received a one-time non-refundable upfront license fee payment of $2,000,000 under one of the agreements with Aventis. The Company deferred recognition of the license fee and was amortizing it over the expected term of the research and development period for the agreement. As a result of the termination of the agreement, the Company recognized remaining deferred revenue of $825,000 related to the agreement during the fourth quarter of 2004.

Dr. Falk Pharma

The Company previously entered into a collaborative research development and license agreement with Dr. Falk Pharma GmbH (Dr. Falk Pharma), a German corporation, in 2001. Upon execution of the agreement, Dr. Falk Pharma paid the Company a $1,000,000 upfront license fee and purchased 14,815 shares of the Company’s common stock for $1,000,000. The Company deferred recognition of the upfront license fee payment and was amortizing it over the expected term of the research and development period. To account for the $1,000,000 in proceeds for the common stock, the Company used the estimated fair value of the common stock to value the shares issued to determine a total equity value of $76,000, with the remaining proceeds of $924,000 allocated to deferred revenue. This deferred revenue was also being amortized over the expected term of the research and development period of the product candidate subject to the agreement.

TARGACEPT, INC.

NOTES TO FINANCIAL STATEMENTS—(continued)

DECEMBER 31, 2006

15. Collaborative Research and License Agreements—(continued)

The Company and Dr. Falk Pharma mutually agreed to discontinue the development of the lead compound subject to the agreement, resulting in the recognition of the remaining deferred revenue of $890,000 during the fourth quarter of 2004, and terminated the collaboration agreement in November 2005. The Company recognized $1,017,000 of deferred revenue under this agreement during 2004.

16. Related Party Transactions

Prior to completion of the IPO, R.J. Reynolds Tobacco Holdings, Inc. (RJRT) was the holder of record of more than 5% of the Company’s outstanding shares of common stock. As of December 31, 2006, RJRT was the holder of 909,094 shares of the Company’s common stock. The Company has entered into the following transactions and agreements with RJRT in the ordinary course of business.

During 2002, the Company entered into a facility to borrow $2,500,000 from RJRT accruing interest at 6.6%. This note has been amended and the terms and borrowings are described in Note 8. As of December 31, 2004, 2005 and 2006, the Company owed RJRT $2,807,000, $1,693,000 and $909,000 under the note payable. The Company paid $133,000, $146,000 and $81,000 in interest during 2004, 2005 and 2006, respectively.

A member of the Company’s board of directors served as an officer of RJRT and its parent company, Reynolds American, Inc., until retiring from RJRT and Reynolds American effective as of August 31, 2006. Equity compensation for such director’s service has previously been made, at the director’s request, directly to RJRT. The number of shares subject to stock options granted to RJRT in connection with the director’s services was 1,000 shares per year. In connection with the issuance of the stock options, the Company recognized compensation expense of $4,000, $5,000 and $1,000 during the years ended December 31, 2004, 2005 and 2006, respectively.

TARGACEPT, INC.

NOTES TO FINANCIAL STATEMENTS—(continued)

DECEMBER 31, 2006

17. Selected Quarterly Financial Data (unaudited)

	2005 Quarter
	First	Second	Third	Fourth
Net Revenue	$303,233	$299,646	$338,310	$238,728
Gross profit (loss) on product sales	157,518	62,477	39,768	(59,411)
Operating loss(1)	(7,656,423)	(8,339,228)	(7,170,082)	(6,775,183)
Net loss	(7,437,771)	(8,105,493)	(6,920,200)	(6,528,059)
Net loss attributable to common stockholders	(10,239,660)	(10,913,785)	(9,734,099)	(9,341,955)
Basic and diluted net loss per share attributable to common stockholders(2)	$(39.51)	$(41.95)	$(37.28)	$(35.29)
Weighted average common shares outstanding—basic and diluted(3)	259,173	260,140	261,094	264,739

	2006 Quarter
	First	Second	Third	Fourth
Net Revenue(4)	$606,124	$589,407	$998,293	$25,343,740
Gross profit (loss) on product sales	(14,028)	153,039	29,424	(40,371)
Operating income (loss)	(5,513,488)	(5,315,043)	(5,651,697)	16,076,536
Net income (loss)	(5,238,100)	(4,616,818)	(4,865,602)	16,817,049
Net income (loss) attributable to common stockholders	(8,041,310)	(5,146,313)	(4,865,602)	16,817,049
Basic net income (loss) per share attributable to common stockholders(2)	$(29.42)	$(0.33)	$(0.25)	$0.88
Diluted net income (loss) per share attributable to common stockholders(2)	$(29.42)	$(0.33)	$(0.25)	$0.83
Weighted average common shares outstanding—basic	273,368	15,595,020	19,118,854	19,126,972
Weighted average common shares outstanding—diluted	273,368	15,595,020	19,118,854	20,224,805

(1)	Net loss for the first quarter of 2005 includes $1,635,000 of expenses incurred in connection with a public offering that was terminated.

(2)	Per common share amounts for the quarters and full years have been calculated separately. Accordingly, quarterly amounts do not add to the annual amount because of differences in the weighted average common shares outstanding during each period principally due to the effect of the Company’s issuing shares of its common stock during the year.

(3)	In 2005, Diluted EPS is identical to Basic EPS since common share equivalents are excluded from the calculation, as their effect is antidilutive.

(4)	Net revenue for the fourth quarter of 2006 includes $20,000,000 in milestone revenue and $4,672,000 in research fee revenue under the AstraZeneca agreement recognized as a result of AstraZeneca’s determination to proceed with further development of AZD3480 (TC-1734).

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.	Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures in accordance with Rule 13a-15 under the Exchange Act as of the end of the period covered by this annual report. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of the end of the period covered by this annual report, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (a) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure and (b) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b) Changes in Internal Controls. No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Information called for by this Item may be found in our definitive Proxy Statement in connection with our 2007 Annual Meeting of Stockholders to be filed with the SEC and is incorporated herein by reference.

Code of Business Conduct and Ethics

We have adopted a code of business conduct and ethics that applies to all of our directors and officers and other employees, including our principal executive officer, principal financial officer and principal accounting officer. This code is publicly available on our website at www.targacept.com. We intend to post on our website any amendment to the code of business conduct and ethics, or any grant of a waiver from a provision of the code of business conduct and ethics, that requires disclosure under applicable law, the rules of the SEC or NASDAQ listing standards.

Item 11.	Executive Compensation.

Information called for by this Item may be found in our definitive Proxy Statement in connection with our 2007 Annual Meeting of Stockholders to be filed with the SEC and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information called for by this Item may be found in our definitive Proxy Statement in connection with our 2007 Annual Meeting of Stockholders to be filed with the SEC and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Information called for by this Item may be found in our definitive Proxy Statement in connection with our 2007 Annual Meeting of Stockholders to be filed with the SEC and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services.

Information called for by this Item may be found in our definitive Proxy Statement in connection with our 2007 Annual Meeting of Stockholders to be filed with the SEC and is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)(1) Financial Statements. For a list of the financial statements included herein, see “Index to Financial Statements” on page 75 of this annual report.

(a)(2) Financial Statement Schedules. All schedules are omitted because they are not applicable or the required information is shown under Item 8, “Financial Statements and Supplementary Data.”

(a)(3) Exhibits. The list of exhibits filed as a part of this annual report is set forth on the Exhibit Index immediately preceding such exhibits and is incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 22, 2007	Targacept, Inc.

	By:	/s/ J. DONALD DEBETHIZY
J. Donald deBethizy
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below and on the dates indicated.

Signature	Title	Date
/s/ J. DONALD DEBETHIZY J. Donald deBethizy	Chief Executive Officer, President and Director (principal executive officer)	March 22, 2007

/s/ ALAN A. MUSSO Alan A. Musso	Vice President, Chief Financial Officer, Secretary and Treasurer (principal financial officer and principal accounting officer)	March 22, 2007

/s/ MARK SKALETSKY Mark Skaletsky	Chairman of the Board of Directors	March 22, 2007

/s/ M. JAMES BARRETT M. James Barrett	Director	March 22, 2007

/s/ CHARLES A. BLIXT Charles A. Blixt	Director	March 22, 2007

/s/ G. STEVEN BURRILL G. Steven Burrill	Director	March 22, 2007

/s/ ERROL B. DE SOUZA Errol B. De Souza	Director	March 22, 2007

/s/ ALAN W. DUNTON Alan W. Dunton	Director	March 22, 2007

/s/ ELAINE V. JONES Elaine V. Jones	Director	March 22, 2007

/s/ JOHN P. RICHARD John P. Richard	Director	March 22, 2007

EXHIBIT INDEX

Exhibit Number	Description
3.1	Fourth Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8, as filed with the SEC on May 8, 2006 (Registration No. 333-133881))

3.2	Bylaws of the Company (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8, as filed with the SEC on May 8, 2006 (Registration No. 333-133881))

4.1	Specimen common stock certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 3 to the Company’s Registration Statement on Form S-1/A, as filed with the SEC on March 16, 2006 (Registration No. 333-131050))

4.2(a)	Third Amended and Restated Investor Rights Agreement, dated as of May 12, 2004, by and among the Company and certain stockholders of the Company (incorporated by reference to Exhibit 4.2(a) to the Company’s Registration Statement on Form S-1, as filed with the SEC on January 17, 2006 (Registration No. 333-131050))

4.2(b)	Amendment No. 1, dated December 6, 2004, to Third Amended and Restated Investor Rights Agreement, dated May 12, 2004 (incorporated by reference to Exhibit 4.2(b) to the Company’s Registration Statement on Form S-1, as filed with the SEC on January 17, 2006 (Registration No. 333-131050))

4.2(c)	Amendment No. 2, dated March 16, 2006, to Third Amended and Restated Investor Rights Agreement, dated May 12, 2004 (incorporated by reference to Exhibit 4.2(c) to Amendment No. 4 to the Company’s Registration Statement on Form S-1/A, as filed with the SEC on March 24, 2006 (Registration No. 333-131050)

10.1*	Form of Indemnification Agreement between the Company and each of its directors and officers (incorporated by reference to Exhibit 10.1 to Amendment No. 3 to the Company’s Registration Statement on Form S-1/A, as filed with the SEC on March 16, 2006 (Registration No. 333-131050))

10.2(a)	Lease Agreement, effective August 1, 2002, by and between the Company and Wake Forest University Health Sciences (incorporated by reference to Exhibit 10.2(a) to the Company’s Registration Statement on Form S-1, as filed with the SEC on January 17, 2006 (Registration No. 333-131050))

10.2(b)	First Lease Amendment, effective as of January 1, 2005, to Lease Agreement effective August 1, 2002, by and between the Company and Wake Forest University Health Sciences (incorporated by reference to Exhibit 10.2(b) to the Company’s Registration Statement on Form S-1, as filed with the SEC on January 17, 2006 (Registration No. 333-131050))

10.2(c)	Second Lease Amendment, executed June 30, 2006 effective as of March 31, 2006, to Lease Agreement effective August 1, 2002, by and between the Company and Wake Forest University Health Sciences (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2006)

10.2(d)#	Third Lease Amendment, dated January 22, 2007 effective as of January 1, 2007, to Lease Agreement, effective August 1, 2002, by and between the Company and Wake Forest University Health Sciences

10.3	Loan Agreement, dated as of April 19, 2002, between the Company and the City of Winston-Salem (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1, as filed with the SEC on January 17, 2006 (Registration No. 333-131050))

10.4	Second Amended and Restated Note and Security Agreement, dated June 30, 2006, between the Company and R.J. Reynolds Tobacco Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 7, 2006)

Exhibit Number	Description
10.5(a)*	Amended and Restated Targacept, Inc. 2000 Equity Incentive Plan (incorporated by reference to Exhibit 99 to the Company’s Registration Statement on Form S-8, as filed with the SEC on May 8, 2006 (Registration No. 333-133882))

10.5(b)*	Form of Incentive Stock Option Agreement under Targacept, Inc. 2000 Equity Incentive Plan (incorporated by reference to Exhibit 10.5(b) to the Company’s Registration Statement on Form S-1, as filed with the SEC on January 17, 2006 (Registration No. 333-131050))

10.5(c)*	Form of Non-employee Director Nonqualified Stock Option Agreement under Targacept, Inc. 2000 Equity Incentive Plan (incorporated by reference to Exhibit 10.5(c) to the Company’s Registration Statement on Form S-1, as filed with the SEC on January 17, 2006 (Registration No. 333-131050))

10.5(d)*	Form of Restricted Stock Award Agreement under Targacept, Inc. 2000 Equity Incentive Plan (incorporated by reference to Exhibit 10.5(d) to the Company’s Registration Statement on Form S-1, as filed with the SEC on January 17, 2006 (Registration No. 333-131050))

10.6(a)*	Targacept, Inc. 2006 Stock Incentive Plan (incorporated by reference to Exhibit 99 to the Company’s Registration Statement on Form S-8, as filed with the SEC on May 8, 2006 (Registration No. 333-133881))

10.6(b)*	Form of Incentive Stock Option Agreement under Targacept, Inc. 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.6(a) to Amendment No. 3 to the Company’s Registration Statement on Form S-1/A, as filed with the SEC on March 16, 2006 (Registration No. 333-131050))

10.6(c)*	Form of Nonqualified Stock Option Agreement under Targacept, Inc. 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.6(b) to Amendment No. 3 to the Company’s Registration Statement on Form S-1/A, as filed with the SEC on March 16, 2006 (Registration No. 333-131050))

10.6(d)*	Form of Non-employee Director Nonqualified Stock Option Agreement under Targacept, Inc. 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.6(c) to Amendment No. 3 to the Company’s Registration Statement on Form S-1/A, as filed with the SEC on March 16, 2006 (Registration No. 333-131050))

10.6(e)*	Form of Restricted Stock Award Agreement under Targacept, Inc. 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.6(d) to Amendment No. 3 to the Company’s Registration Statement on Form S-1/A, as filed with the SEC on March 16, 2006 (Registration No. 333-131050))

10.7*	Employment Agreement, dated as of August 22, 2000, by and between the Company and J. Donald deBethizy (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1, as filed with the SEC on January 17, 2006 (Registration No. 333-131050))

10.8*	Employment Agreement, dated as of August 22, 2000, by and between the Company and Merouane Bencherif (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1, as filed with the SEC on January 17, 2006 (Registration No. 333-131050))

10.9*	Employment Agreement, dated as of August 22, 2000, by and between the Company and William S. Caldwell (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1, as filed with the SEC on January 17, 2006 (Registration No. 333-131050))

10.10*	Employment Agreement, dated as of April 24, 2001, by and between the Company and Geoffrey C. Dunbar (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1, as filed with the SEC on January 17, 2006 (Registration No. 333-131050))

10.11*	Employment Agreement, dated as of February 8, 2002, by and between the Company and Alan A. Musso (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1, as filed with the SEC on January 17, 2006 (Registration No. 333-131050))

Exhibit Number	Description
10.12*	Employment Agreement, dated as of September 1, 2003, by and between the Company and Jeffrey P. Brennan (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1, as filed with the SEC on January 17, 2006 (Registration No. 333-131050))

10.13+	Asset Purchase and Trademark Assignment Agreement, dated March 19, 1998, by and between the Company (as assignee of Layton Bioscience, Inc.) and Merck & Co., Inc. (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1, as filed with the SEC on January 17, 2006 (Registration No. 333-131050))

10.14+	Amended and Restated License Agreement, dated as of March 9, 2004, by and between the Company and the University of South Florida Research Foundation, Inc. (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1, as filed with the SEC on January 17, 2006 (Registration No. 333-131050))

10.15(a)+	License Agreement, dated October 6, 1997, by and between the Company (as assignee of R.J. Reynolds Tobacco Company) and Virginia Commonwealth University Intellectual Property Foundation (incorporated by reference to Exhibit 10.17(a) to the Company’s Registration Statement on Form S-1, as filed with the SEC on January 17, 2006 (Registration No. 333-131050))

10.15(b)+	Amendment to License Agreement, dated February 11, 2004, to the License Agreement, dated October 6, 1997, by and between the Company (as assignee of R.J. Reynolds Tobacco Company) and Virginia Commonwealth University Intellectual Property Foundation (incorporated by reference to Exhibit 10.17(b) to the Company’s Registration Statement on Form S-1, as filed with the SEC on January 17, 2006 (Registration No. 333-131050))

10.16(a)+	License Agreement, dated May 26, 1999, by and between the Company and the University of Kentucky Research Foundation (incorporated by reference to Exhibit 10.18(a) to the Company’s Registration Statement on Form S-1, as filed with the SEC on January 17, 2006 (Registration No. 333-131050))

10.16(b)+	Amendment No. 1, dated August 16, 2005, to License Agreement, dated May 26, 1999, by and between the Company and the University of Kentucky Research Foundation (incorporated by reference to Exhibit 10.18(b) to Amendment No. 5 to the Company’s Registration Statement on Form S-1/A, as filed with the SEC on April 6, 2006 (Registration No. 333-131050))

10.17+	License Agreement, effective as of August 12, 2002, between the Company and Wake Forest University Health Sciences (incorporated by reference to Exhibit 10.19 to Amendment No. 5 to the Company’s Registration Statement on Form S-1/A, as filed with the SEC on April 6, 2006 (Registration No. 333-131050))

10.18^	Development and Production Agreement for Active Pharmaceutical Ingredients, dated as of February 1, 2004, by and between the Company and Siegfried Ltd. (incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-1, as filed with the SEC on January 17, 2006 (Registration No. 333-131050))

10.19(a)+	Collaborative Research and License Agreement, dated as of December 27, 2005, by and between the Company and AstraZeneca AB (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2006)

10.19(b)	Amendment No. 1 dated November 10, 2006 to Collaborative Research and License Agreement between the Company and AstraZeneca AB dated December 27, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2006)

10.20#	Exclusive License Agreement, dated January 22, 2007, by and between the Company and Yale University

Exhibit Number	Description
10.21	Modified AIA Document B141 Standard Form of Agreement Between Owner and Architect, dated January 22, 2007, by and between the Company and O’Brien Atkins Associates, PA

10.22	Modified AIA Document A111 Standard Form of Agreement Between Owner and Contractor where the basis of payment is Cost of the Work Plus a Fee and modified AIA Document A201 General Conditions of the Contract for Construction, dated January 22, 2007, by and between the Company and Shelco, Inc.

10.23*	Description of Annual Cash Incentive Program

10.24*	Description of Non-Employee Director Compensation Program

23.1	Consent of Ernst & Young LLP

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Confidential treatment has been granted with respect to certain portions of this Exhibit, which portions have been omitted and filed separately with the SEC as part of an application for confidential treatment.

^	Confidential treatment has previously been granted with respect to certain portions of this Exhibit, which portions have been omitted and filed separately with the SEC as part of an application for confidential treatment. A request for an extension of the previously granted term of confidential treatment has been filed with the SEC.

#	Portions of this Exhibit have been omitted and filed separately with the SEC as part of an application for confidential treatment.

*	Denotes management compensation plan or contract

Our SEC file number for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 000-51173.