Form 10-Q
period 2007-09-30
TARGACEPT INC
filed 2007-11-09
CIK 1124105

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2007

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

As of October 31, 2007, the registrant had 20,472,864 shares of common stock, $0.001 par value per share, outstanding.

TARGACEPT, INC.

FORM 10-Q

PART I. Financial Information

Cautionary Note Regarding Forward-Looking Statements

This quarterly report includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act. For this purpose, any statements contained in this quarterly report regarding the progress, timing or scope of the research and development of our product candidates or related regulatory filings or clinical trials, our future operations, financial position, revenues or costs, or our strategies, prospects, plans, expectations or objectives, other than statements of historical fact, are forward-looking statements made under the provisions of The Private Securities Litigation Reform Act of 1995. In some cases, words such as “may,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing,” “scheduled” or other comparable words identify forward-looking statements. Actual results, performance or experience may differ materially from those expressed or implied by forward-looking statements as a result of various important factors, including our critical accounting policies and risks and uncertainties relating to: our dependence on the success of our collaboration with AstraZeneca and our alliance with GlaxoSmithKline; the amount and timing of resources that AstraZeneca devotes to the development of AZD3480 (TC-1734); AstraZeneca’s right in the future to terminate the preclinical research collaboration that we and AstraZeneca are currently conducting prior to the end of the planned four-year term; our ability to discover and develop product candidates under our alliance with GlaxoSmithKline; the results of clinical trials and non-clinical studies and assessments with respect to our current and future product candidates in development; the conduct of such trials, studies and assessments, including the performance of third parties that we engage to execute them and difficulties or delays in the completion of patient enrollment or data analysis; the timing and success of submission, acceptance and approval of regulatory filings; our ability to obtain substantial additional funding; our ability to establish additional strategic alliances; and our ability to obtain, maintain and enforce patent and other intellectual property protection for our product candidates and discoveries. These and other risks and uncertainties are described in more detail under the caption “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2006, in Item 1A of Part II of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, in Item 1A of Part II of this quarterly report and in other filings that we make with the Securities and Exchange Commission, or SEC. As a result of the risks and uncertainties, the results or events indicated by the forward-looking statements may not occur. We caution you not to place undue reliance on any forward-looking statement.

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

Item 1.	Financial Statements

TARGACEPT, INC.

BALANCE SHEETS

	September 30, 2007	December 31, 2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$51,871,451	$41,744,363
Short-term investments	38,484,724	12,445,193
Accounts receivable	2,367,418	23,367,959
Inventories	158,121	173,693
Prepaid expenses	1,005,927	1,121,698

Total current assets	93,887,641	78,852,906
Property and equipment, net	3,374,105	2,040,355
Intangible assets, net of accumulated amortization of $195,114 and $166,791 at September 30, 2007 and December 31, 2006, respectively	446,886	475,209

Total assets	$97,708,632	$81,368,470

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,324,746	$1,982,180
Accrued expenses	3,532,465	3,889,114
Current portion of long-term debt	967,930	593,330
Current portion of deferred rent incentive	42,068	234,877
Current portion of deferred license fee revenue	4,863,387	2,250,000

Total current liabilities	11,730,596	8,949,501
Long-term debt, net of current portion	1,903,751	816,072
Deferred rent incentive, net of current portion	161,259	—
Deferred license fee revenue, net of current portion	25,352,401	6,604,167

Total liabilities	39,148,007	16,369,740
Commitments
Stockholders’ equity:
Common stock, $0.001 par value, 100,000,000 shares authorized at September 30, 2007 and December 31, 2006; 20,472,109 and 19,132,233 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	20,472	19,132
Capital in excess of par value	215,128,332	201,141,257
Accumulated deficit	(156,588,179)	(136,161,659)

Total stockholders’ equity	58,560,625	64,998,730

Total liabilities and stockholders’ equity	$97,708,632	$81,368,470

See accompanying notes.

TARGACEPT, INC.

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30,		Nine months Ended September 30,
	2007	2006	2007	2006
Revenue:
Collaboration research and development	$1,991,164	$86,985	$5,193,090	$149,209
Milestones and license fees from collaborations	1,033,864	312,500	2,158,864	833,333
Product sales, net	101,299	161,375	445,960	469,001
Grant revenue	—	437,433	221,652	742,281

Net revenue	3,126,327	998,293	8,019,566	2,193,824
Operating expenses:
Research and development (including stock-based compensation of $214,592 and $211,732 for the three months ended September 30, 2007 and 2006, respectively, and $643,758 and $409,779 for the nine months ended September 30, 2007 and 2006, respectively)	9,436,530	5,297,059	24,706,195	14,653,497
General and administrative (including stock-based compensation of $198,916 and $86,482 for the three months ended September 30, 2007 and 2006, respectively, and $1,702,444 and $173,794 for the nine months ended September 30, 2007 and 2006, respectively)	1,919,690	1,220,980	5,886,326	3,719,989
Cost of product sales	173,304	131,951	543,929	300,566

Total operating expenses	11,529,524	6,649,990	31,136,450	18,674,052

Loss from operations	(8,403,197)	(5,651,697)	(23,116,884)	(16,480,228)
Other income (expense):
Interest income	1,080,920	806,742	2,781,936	1,828,390
Interest expense	(48,267)	(20,647)	(91,572)	(68,682)

Total other income (expense)	1,032,653	786,095	2,690,364	1,759,708

Net loss	(7,370,544)	(4,865,602)	(20,426,520)	(14,720,520)
Preferred stock accretion	—	—	—	(3,332,705)

Net loss attributable to common stockholders	$(7,370,544)	$(4,865,602)	$(20,426,520)	$(18,053,225)

Basic and diluted net loss attributable to common stockholders per share	$(0.37)	$(0.25)	$(1.05)	$(1.54)

Weighted average common shares outstanding—basic and diluted	20,096,528	19,118,854	19,463,627	11,731,445

See accompanying notes.

TARGACEPT, INC.

STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
	2007	2006
Operating activities
Net loss	$(20,426,520)	$(14,720,520)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	636,604	615,821
Stock-based compensation expense	2,346,202	583,573
Recognition of deferred rent incentive	(31,550)	(301,986)
Changes in operating assets and liabilities, excluding the effects from acquired assets and liabilities:
Accounts receivable	21,000,541	(1,061,670)
Inventories	15,572	(79,915)
Prepaid expenses and accrued interest receivable	(10,840)	(806,038)
Accounts payable and accrued expenses	(14,083)	(704,782)
Deferred license fee revenue	21,361,621	10,927,206

Net cash provided by (used in) operating activities	24,877,547	(5,548,311)

Investment activities
Purchase of short-term investments	(75,467,113)	(29,000,000)
Proceeds from sale of short-term investments	49,554,193	17,000,000
Purchase of property and equipment	(1,942,031)	(945,043)

Net cash used in investing activities	(27,854,951)	(12,945,043)

Financing activities
Proceeds from issuance of notes payable and long-term debt	2,000,000	406,967
Principal payments on notes payable and long-term debt	(537,721)	(1,064,995)
Proceeds from issuance of common stock	11,642,213	40,814,011

Net cash provided by financing activities	13,104,492	40,155,983

Net increase in cash and cash equivalents	10,127,088	21,662,629
Cash and cash equivalents at beginning of period	41,744,363	24,851,302

Cash and cash equivalents at end of period	$51,871,451	$46,513,931

See accompanying notes.

TARGACEPT, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

September 30, 2007

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP, for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Company’s audited financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2006. In the opinion of the Company’s management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of its financial position, operating results and cash flows for the periods presented have been included. Operating results for the three and nine months ended September 30, 2007 and 2006 are not necessarily indicative of the results that may be expected for the full year, for any other interim period or for any future year.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts of assets, liabilities, revenue and expenses reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

Short-term Investments

Surplus cash is invested with high quality financial institutions in money market accounts, certificates of deposit and Student Loan Auction Rate Securities. The Company determines the appropriate classification of marketable securities at the time of purchase and reevaluates such designation as of each balance sheet date. All marketable securities entered into during the nine-month periods ended September 30, 2007 and 2006 are classified as available-for-sale. Interest income on investments, as well as realized gains and losses, are included in “interest income.” The cost of securities sold is based on the specific identification method.

Student Loan Auction Rate Securities have a contractual maturity of approximately 20 to 40 years. However, interest rates are reset and securities are re-auctioned after approximately 28 days. Even though the stated maturity dates of these investments may be more than one year beyond the balance sheet date, the Company has classified all Student Loan Auction Rate Securities as short-term investments. In accordance with Accounting Research Bulletin No. 43, Chapter 31, Working Capital – Current Assets and Current Liabilities, the Company views its entire available-for-sale portfolio as available for use in its current operations. Based upon the history of the Student Loan Auction Rate Securities market as well as the Company’s specific experience, the Company has a reasonable expectation that its auction rate securities could be redeemed at any of the regularly scheduled 28-day auctions.

Accordingly, the Company believes that the risk of non-redemption of these investments within a year is minimal.

TARGACEPT, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS (continued)

September 30, 2007

2. Summary of Significant Accounting Policies (continued)

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

Revenue for non-refundable payments based on the achievement of collaboration milestones is recognized as revenue when the milestones are achieved if all of the following conditions are met: (1) achievement of the milestone event was not reasonably assured at the inception of the arrangement; (2) substantive effort is involved to achieve the milestone event; and (3) the amount of the milestone payment appears reasonable in relation to the effort expended, the other milestone payments in the arrangement and the related risk associated with achievement of the milestone event. If any of these conditions are not met, the Company would recognize the portion of the milestone payment that corresponds to work performed as revenue upon receipt and defer recognition of the remaining portion until the performance obligations are completed.

Revenue for specific research and development costs that are reimbursable under collaboration agreements is recognized in accordance with EITF Issue 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent, and EITF Issue 01-14, Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred. The revenue associated with these reimbursable amounts is reflected as a component of collaboration research and development revenue and the costs associated with these reimbursable amounts is reflected as a component of research and development expenses.

TARGACEPT, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS (continued)

September 30, 2007

2. Summary of Significant Accounting Policies (continued)

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

Stock-Based Compensation

The Company follows the fair value recognition provisions of Statement of Financial Accounting Standards, or SFAS, No. 123 (revised 2004), Share-Based Payment, or SFAS 123R, using the modified-prospective-transition method. Under SFAS 123R, the Company recognizes the grant-date fair value of stock options and other stock-based compensation issued to employees and non-employee directors over the requisite service periods, which are typically the vesting periods. The Company currently uses the Black-Scholes-Merton formula to estimate grant-date fair value and expects to continue to use this valuation model in the future. The volatility assumption used in the Black-Scholes-Merton formula is based on the calculated historical volatility of several benchmark biotechnology companies that have been identified as comparable public entities. The expected term of options granted represents the period of time that options are expected to be outstanding, using historical data to estimate option exercises and forfeitures. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

TARGACEPT, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS (continued)

September 30, 2007

2. Summary of Significant Accounting Policies (continued)

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

TARGACEPT, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS (continued)

September 30, 2007

2. Summary of Significant Accounting Policies (continued)

Had the Company been in a net income position, these securities may have been included in the calculation. These potentially dilutive securities consisted of the following on a weighted-average basis for the periods presented:

	Nine Months Ended September 30,
	2007	2006
Outstanding stock options	2,589,190	1,739,007
Redeemable convertible preferred stock	—	5,421,339
Outstanding warrants	—	84,289

Total	2,589,190	7,244,635

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

All outstanding shares of the Company’s Series A, Series B, and Series C convertible preferred stock automatically converted into shares of common stock upon completion of the IPO. Series A converted at a ratio of approximately 0.133 common share per preferred share, Series B converted at a ratio of approximately 0.133 or 0.318 common share per preferred share and Series C converted at a ratio of approximately 0.144 common share per preferred share. These conversion ratios reflect a 1 for 7.5 share reverse stock split effected February 3, 2005. In addition, upon completion of the IPO, all outstanding warrants expired unexercised.

Recent Accounting Pronouncements

In July 2007, the EITF reached consensus on Issue 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to be Used in Future Research and Development Activities, or EITF 07-3. EITF 07-3 concluded that non-refundable advance payments for goods or services to be received in the future for use in research and development activities should be deferred and capitalized and that the capitalized amounts should be expensed as the goods are delivered or the services are rendered. If an entity’s expectations change such that it does not expect it will need the goods to be delivered or the services to be rendered, capitalized nonrefundable advance payments should be charged to expense. EITF 07-3 is effective for new contracts entered into during fiscal years beginning after December 15, 2007, including interim periods within those fiscal years. The Company does not expect EITF 07-3 to have a material impact on its financial results.

TARGACEPT, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS (continued)

September 30, 2007

3. Inventories

Inventories consisted of the following as of the respective dates indicated:

	September 30, 2007	December 31, 2006
Raw materials	$51,877	$—
Finished goods	106,244	3,600
Work-in-progress	—	170,093

	$158,121	$173,693

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

AstraZeneca paid the Company an initial fee of $10,000,000 in February 2006. Based on the collaboration agreement terms, the Company allocated $5,000,000 of the initial fee to the research collaboration, which the Company is recognizing as revenue on a straight-line basis over the expected four-year term of the research collaboration. The Company deferred recognition of the remaining $5,000,000 of the initial fee, which was allocated to the AZD3480 (TC-1734) license grants, until AstraZeneca made a determination whether to proceed with further development of AZD3480 (TC-1734) following the completion of additional clinical and non-clinical studies that AstraZeneca conducted during 2006. On December 27, 2006, AstraZeneca communicated its decision to proceed with further development of AZD3480 (TC-1734) to the Company. As a result of AstraZeneca’s decision, in the first quarter of 2007, the Company began recognizing the $5,000,000 of the initial fee that it had previously deferred as revenue on a straight-line basis over the estimated five-year development period for AZD3480 (TC-1734).

The Company expects to recognize any revenue based on the achievement of milestones under the collaboration agreement upon achievement of the milestone event, if the Company determines that the revenue satisfies the revenue recognition requirements of SAB 101, as amended by SAB 104.

TARGACEPT, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS (continued)

September 30, 2007

4. Collaborative Research and License Agreements (continued)

AstraZeneca’s determination to proceed with further development of AZD3480 (TC-1734) triggered a $20,000,000 payment in accordance with the agreement, and the Company recognized the full amount as revenue in December 2006. The payment was received in January 2007 in accordance with the terms of the agreement.

Under the agreement, the Company is also eligible to receive additional payments of up to $249,000,000, contingent upon the achievement of development, regulatory and first commercial sale milestones for AZD3480 (TC-1734), as well as tiered double-digit royalties dependent on sales achieved following regulatory approval. Under the terms of a sponsored research agreement and a subsequent license agreement between the Company and the University of Kentucky Research Foundation, or UKRF, Targacept is required to pay UKRF a low single digit percentage of any of these payments that are received from AstraZeneca. For the nine months ended September 30, 2007 and 2006, respectively, the Company had recorded $0 and $125,000 in license fees to UKRF.

In 2006, during the period that AstraZeneca conducted additional safety and product characterization studies, AstraZeneca agreed to pay the Company research fees equal to 50% of the Company’s research expenses in the parties’ preclinical research collaboration. The Company recorded these fees, which amounted to $1,761,000 through September 30, 2006, as deferred revenue pending the outcome and decision following the safety and product characterization studies of AZD3480 (TC-1734). As a result of AstraZeneca’s decision to proceed with further development of AZD3480 (TC-1734), in December 2006, the Company recognized as collaboration research and development revenue all previously deferred research fees, plus the other 50% of the Company’s research expenses incurred in the research collaboration that had not previously been recorded. Subsequently, the Company has recognized collaboration research and development revenue as the research is performed and related expenses are incurred. The Company recognized collaboration research and development revenue of $1,830,000 for research fees for the three months ended September 30, 2007 and $4,793,000 for the nine months ended September 30, 2007. The Company recognized additional collaboration research and development revenue of $162,000 and $87,000 for the three months ended September 30, 2007 and 2006, respectively, and $400,000 and $149,000 for the nine months ended September 30, 2007 and 2006, respectively, for clinical trial material purchased by AstraZeneca from the Company.

GlaxoSmithKline

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

Under the product development and commercialization agreement, the Company has agreed, for specified periods of time, to use diligent efforts to conduct research activities designed to discover product candidates that target specified NNR subtypes, to develop the product candidate identified as the lead for each therapeutic focus area of the alliance through a Phase II proof of concept trial and to develop up to two other product candidates for each therapeutic focus area to a specified stage of preclinical development. With respect to each therapeutic focus area in the alliance, if the Company achieves clinical proof of concept with respect to a lead product candidate, GlaxoSmithKline would have an exclusive option for an exclusive license to that lead product candidate and up to two

TARGACEPT, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS (continued)

September 30, 2007

4. Collaborative Research and License Agreements (continued)

other product candidates in development in the alliance for the same therapeutic focus area on a worldwide basis. If GlaxoSmithKline exercises its option and pays the applicable exercise fee, GlaxoSmithKline would become responsible for using diligent efforts to conduct later-stage development and commercialization of the lead product candidate at its sole expense. GlaxoSmithKline’s exclusive license would include all fields of use other than those indications for which the Company has granted development and commercialization rights for product candidates under its collaboration agreement with AstraZeneca AB.

The Company has agreed to conduct its research and development activities under the product development and commercialization agreement at its sole expense. The Company is, however, eligible to receive success-based milestone payments from GlaxoSmithKline as it advances product candidates subject to the alliance through preclinical and clinical development.

Under the product development and commercialization agreement and a related stock purchase agreement, GlaxoSmithKline made an initial payment to the Company of $20,000,000 and purchased 1,275,502 shares of the Company’s common stock for an aggregate purchase price of $15,000,000. The purchase price paid by GlaxoSmithKline reflected an aggregate deemed premium of $3,520,000, based on the closing price of the Company’s common stock on the trading day immediately preceding the date that the alliance was announced. The Company deferred both the initial payment made by GlaxoSmithKline and the deemed premium paid for the shares of the Company’s common stock purchased by GlaxoSmithKline and is recognizing them as revenue on a straight-line basis over the estimated term of the Company’s research and early development obligations under the agreement. Currently, the Company estimates the term of such obligations to be nine years. As of September 30, 2007, the Company had recognized $471,000 of the initial payment and deemed premium as revenue.

The Company is also eligible to receive up to $1,500,000,000 in additional payments from GlaxoSmithKline, contingent upon the achievement of specified discovery, development, regulatory and commercial milestones across the five therapeutic focus areas of the alliance, as well as tiered double-digit royalties dependent on sales achieved following regulatory approval for any product licensed by GlaxoSmithKline. The Company expects to recognize any revenue based on the achievement of milestones under the agreement upon achievement of the milestone event, if the Company determines that the revenue satisfies the revenue recognition requirements of SAB 101, as amended by SAB 104. The amounts that the Company may receive will depend on the success of the Company’s research and development activities, the timing and achievement of the discovery, development, regulatory and commercial milestone events and whether GlaxoSmithKline exercises any options that are triggered under the agreement. If GlaxoSmithKline’s option were to be triggered with respect to the Company’s product candidate TC-2696 and exercised, the Company would be required to pay UKRF a low single digit percentage of payments received from GlaxoSmithKline with respect to TC-2696 and could also be required to pay two other university licensors a low single digit percentage of payments received from GlaxoSmithKline with respect to TC-2696.

TARGACEPT, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS (continued)

September 30, 2007

5. Related Party Transactions

R.J. Reynolds Tobacco Holdings, Inc., or RJRT, beneficially owned more than 5% of the Company’s outstanding shares of common stock prior to the completion of its initial public offering in April 2006. However, the Company believes that RJRT no longer beneficially owns more than 5% of its outstanding shares of common stock. The Company has entered into the following transactions and agreements with RJRT in the ordinary course of business.

During 2002, the Company entered into an agreement to borrow $2,500,000 from RJRT. The note payable to RJRT was amended in January 2004 to allow for up to three additional tranches to be advanced to the Company for up to a total of $2,000,000. The Company was advanced an additional tranche on April 1, 2004 in the amount of $1,027,000. This additional tranche accrues interest at 5.87% and is repayable in monthly payments of $24,000 through the maturity date of April 1, 2008. The Company was advanced another additional tranche on December 23, 2004 in the amount of $973,000. This additional tranche accrues interest at 6.89% and is repayable in monthly payments of $23,000 through the maturity date of January 1, 2009. The original borrowing of $2,500,000 matured on May 1, 2006 and was paid and satisfied in full. In June 2006, the note payable to RJRT was further amended to permit the Company to borrow an additional $2,000,000 on or before June 30, 2007. The Company borrowed the additional $2,000,000 in two tranches in June 2007. The first June 2007 tranche was in the amount of $1,600,000, accrues interest at 7.36% and is repayable in monthly payments of $39,000 through the maturity date of June 1, 2011. The second June 2007 tranche was in the amount of $400,000, accrues interest at 7.48% and is repayable in monthly payments of $10,000 through the maturity date of June 1, 2011. The Company paid $277,000 and $142,000 under the RJRT note for the three months ended September 30, 2007 and 2006, respectively, and $561,000 and $723,000 for the nine months ended September 30, 2007 and 2006, respectively.

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

6. Income Taxes

On January 1, 2007, the Company adopted Financial Accounting Standards Interpretation No. 48, Accounting for Uncertainty in Income Taxes, or FIN 48. There was no cumulative effect adjustment upon adoption of FIN 48. Accordingly, the Company had no unrecognized tax benefits or associated interest or penalties at adoption or at September 30, 2007. Since the Company has incurred cumulative operating losses since inception, all tax years remain open to examination by major jurisdictions.

7. Subsequent Events

In October 2007, the Company provided notice under its agreement with AstraZeneca offering AstraZeneca the right to license TC-5619 for specified conditions characterized by cognitive impairment. As permitted by the agreement, AstraZeneca elected to allow the Company to develop TC-5619 independently through completion of Phase I clinical development and a Phase II proof of

TARGACEPT, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS (continued)

September 30, 2007

7. Subsequent Events (continued)

concept clinical trial in accordance with a mutually acceptable development plan, following which AstraZeneca would have the right to license TC-5619 under the terms of the agreement. As a result, the agreement provides for AstraZeneca to make a $2,000,000 payment to the Company in the fourth quarter of 2007. The Company plans to recognize the $2,000,000 that AstraZeneca has agreed to pay over the Company’s expected period for development of TC-5619 through clinical proof of concept. Under the agreement, if TC-5619 achieves clinical proof of concept and AstraZeneca licenses TC-5619, AstraZeneca would make a $40,000,000 payment to the Company and assume responsibility for and fund all future development and commercialization. In that event, the Company would be eligible to receive additional payments of up to $226,000,000, contingent upon the achievement of development, regulatory and first commercial sale milestones, as well as stepped double digit royalties on any future product sales. If TC-5619 does not achieve clinical proof of concept but AstraZeneca remains interested in a potential license, the agreement provides for the Company and AstraZeneca to negotiate terms.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion together with our financial statements and accompanying notes included in this quarterly report and our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2006, which is on file with the SEC. In addition to historical information, the following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results, performance or experience may differ materially from those expressed or implied by forward-looking statements as a result of various important factors, including, but not limited to, those set forth under “Cautionary Note Regarding Forward-Looking Statements” in Part I of this quarterly report and under “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2006, Item 1A of Part II of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 and Item 1A of Part II of this quarterly report.

Overview

We are a biopharmaceutical company engaged in the design, discovery and development of NNR Therapeutics, a new class of drugs for the treatment of multiple diseases and disorders of the central nervous system. Our NNR Therapeutics selectively target a class of receptors known as neuronal nicotinic receptors, or NNRs. We have five clinical-stage product candidates and a sixth preclinical product candidate.

Our lead product candidate is a novel small molecule that we have historically referred to as TC-1734 and that our strategic collaborator, AstraZeneca, refers to as AZD3480. In December 2005, we entered into a collaborative research and license agreement with AstraZeneca AB for the development and worldwide commercialization of AZD3480 (TC-1734) as a treatment for Alzheimer’s disease, cognitive deficits in schizophrenia and potentially other conditions characterized by cognitive impairment such as attention deficit hyperactivity disorder, or ADHD, age associated memory impairment, or AAMI, and mild cognitive impairment, or MCI. AstraZeneca is currently conducting two Phase IIb clinical trials of AZD3480 (TC-1734), one in Alzheimer’s disease and one in cognitive deficits in schizophrenia.

In addition to our alliance with AstraZeneca, we also entered into a product development and commercialization agreement with SmithKline Beecham Corporation, doing business as GlaxoSmithKline, and Glaxo Group Limited in July 2007. SmithKline Beecham Corporation and Glaxo Group Limited are referred to together in this quarterly report as GlaxoSmithKline. Our alliance with GlaxoSmithKline is designed to discover, develop and market product candidates that selectively target specified NNR subtypes in five therapeutic focus areas—pain, smoking cessation, obesity, addiction and Parkinson’s disease.

Our most advanced product candidates, in addition to AZD3480 (TC-1734), are described below.

•

TC-5214. In 2006, we completed a Phase II clinical trial of mecamylamine hydrochloride as an augmentation treatment to citalopram hydrobromide, a commonly prescribed treatment for depression marketed as Celexa in the United States, for major depression. We refer to this treatment combination as TRIDMAC. Mecamylamine hydrochloride is the active ingredient in Inversine, our only product approved by the U.S. Food and Drug Administration, or FDA, for marketing. TC-5214 is one of the enantiomers of mecamylamine hydrochloride. We have not yet conducted a clinical trial of TC-5214. Based on the results of our Phase II trial of TRIDMAC and our preclinical testing of TC-5214, we plan to initiate clinical development of TC-5214 as an augmentation treatment for major depression in the first quarter of 2008. We do not currently have plans to conduct further development of mecamylamine hydrochloride.

•

TC-2216. TC-2216 is a product candidate that we are developing as a monotherapy for depression and anxiety disorders. TC-2216 is a racemate. A racemate is a mixture of two different enantiomers that are mirror images of each other and have the same chemical but potentially different biological properties. We are currently conducting a Phase I single rising dose clinical trial of TC-2216. We may in the future elect to develop one of the enantiomers of TC-2216 in lieu of further development of TC-2216.

•

TC-2696. TC-2696 is a product candidate that we are developing currently as a treatment for acute post-operative pain. TC-2696 is subject to our alliance with GlaxoSmithKline. We have completed the dosing phase of a Phase II clinical trial of TC-2696 in third molar extraction patients and are currently analyzing the data in conjunction with GlaxoSmithKline. We expect to report results from the trial by the end of 2007.

If, following the completion of the analysis of data from the third molar extraction trial, GlaxoSmithKline desires to maintain a future option to license TC-2696, it would make a payment to us and we would continue manufacturing activities for TC-2696 in anticipation of a separate Phase II clinical trial that we would expect to initiate in the second half of 2008. If not, TC-2696 would no longer be subject to a future option of GlaxoSmithKline and we would consider whether to conduct further development of TC-2696.

•

TC-6499. TC-6499 is a product candidate that we plan to develop initially for neuropathic pain. We plan to initiate clinical development of this product candidate by the end of 2007. TC-6499 is subject to our alliance with GlaxoSmithKline.

•

TC-5619. TC-5619 is a product candidate that modulates the a7 NNR for which we are currently conducting a Phase I single rising dose clinical trial and which we plan to develop as a treatment for one or more conditions characterized by cognitive impairment. As of November 2007, TC-5619 is subject to a future option of AstraZeneca to license under the terms of our collaboration agreement.

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

We generated net income for the fourth quarter and year ended December 31, 2006 due primarily to the recognition of revenue derived under our agreement with AstraZeneca. Except for these periods, we have never been profitable. As of September 30, 2007, we had an accumulated deficit of $156.6 million. We expect to incur substantial losses for the foreseeable future as we expand our clinical trial activity, as our clinical-stage and preclinical product candidates advance through the development cycle, as we initiate and progress activities under our alliance agreement with GlaxoSmithKline, as product candidates that arise out of our preclinical research collaboration with AstraZeneca progress and as we invest in additional product opportunities and research programs and expand our research and development infrastructure. A substantial portion of our revenue for the next several years will depend on the conduct of research and the successful achievement of milestone events in the development of AZD3480 (TC-1734) under our agreement with AstraZeneca and on the successful achievement of milestone events under our agreement with GlaxoSmithKline. Our revenue may vary substantially from quarter to quarter and year to year. We believe that period-to-period comparisons of our results of operations are not meaningful and should not be relied upon as indicative of our future performance.

Recent Developments

In August 2007, we announced that AstraZeneca has initiated a Phase IIb clinical trial of AZD3480 (TC-1734) in cognitive deficits in schizophrenia. The trial is a double blind, placebo controlled study being conducted at sites in the United States and Canada. The trial design provides for approximately 400 schizophrenic patients who are taking medication from the class known as atypical anti-psychotics to be randomly assigned to one of three dose groups of AZD3480 (TC-1734) or to placebo and to be dosed over a 12-week period. The primary outcome measure of the trial is a cognitive test battery that includes assessments of cognitive functions across nine different domains and was developed in connection with a National Institute of Mental Health initiative known as Measurement and Treatment Research to Improve Cognition in Schizophrenia, or MATRICS. Secondary outcome measures include measures of life functioning, such as performance in day-to-day tasks and social skills. The trial is expected to be completed by the end of 2008. AstraZeneca also has an ongoing Phase IIb clinical trial of AZD3480 (TC-1734) in Alzheimer’s disease, which is also expected to be completed by the end of 2008.

In addition, in October 2007 we provided notice under our agreement with AstraZeneca offering AstraZeneca the right to license TC-5619, the lead product candidate in our alpha7 NNR program, for specified conditions characterized by cognitive impairment. As permitted by the agreement, AstraZeneca elected to allow us to develop TC-5619 independently through Phase I clinical development and a Phase II proof of concept clinical trial in accordance with a mutually acceptable development plan, following which AstraZeneca would have the right to license TC-5619 under the terms of the agreement. As a result, the agreement provides for AstraZeneca to make a $2.0 million payment to us in the fourth quarter of 2007. Under the agreement, if TC-5619 achieves clinical proof of concept and AstraZeneca licenses TC-5619, AstraZeneca would make a $40.0 million payment to us and assume responsibility for and fund all later-stage development and commercialization. In that event, we would be eligible to receive additional payments of up to $226.0 million, contingent upon the achievement of development, regulatory and first commercial sale milestones, as well as stepped double digit royalties on any future product sales. If TC-5619 does not achieve clinical proof of concept but AstraZeneca remains interested in a potential license, the agreement provides for us and AstraZeneca to negotiate terms. Under the agreement, we would not have been permitted to develop TC-5619 for specified conditions characterized by cognitive impairment without first offering AstraZeneca the right to license the product candidate.

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

Financial Operations Overview

Net Revenue

Our collaboration agreement with AstraZeneca became effective in January 2006. AstraZeneca paid us an initial fee of $10.0 million in February 2006, and an additional $20.0 million in January 2007 as a result of its determination in December 2006 to proceed with further development of AZD3480 (TC-1734). We are eligible to receive additional payments of up to $249.0 million, contingent upon the achievement of development, regulatory and first commercial sale milestones for AZD3480 (TC-1734) for Alzheimer’s disease, cognitive deficits in schizophrenia and ADHD, and royalties on future product sales. If AZD3480 (TC-1734) is developed under the agreement for other indications characterized by cognitive impairment, we would also be eligible to receive payments contingent upon the achievement of development, regulatory and first commercial sale milestones for AZD3480 (TC-1734) for those indications. We are recognizing the amounts that we have previously received from AstraZeneca under our agreement, and we would recognize any amounts that we receive from AstraZeneca in the future under our agreement as revenue pursuant to our revenue recognition policy, which is described in Note 2 to our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2006 and in the notes to our financial statements included in this quarterly report. Under the terms of a sponsored research agreement and a subsequent license agreement between us and the University of Kentucky Research Foundation, or UKRF, we are required to pay to UKRF a low single digit percentage of any of these amounts that we receive from AstraZeneca.

We and AstraZeneca are conducting a preclinical research collaboration that is designed to discover and develop additional compounds that, like AZD3480 (TC-1734), act on the NNR known as a4ß2. Under the terms of our agreement, AstraZeneca has agreed to pay us research fees based on an agreed reimbursement rate for research services rendered, subject to specified limits.

We entered into our alliance agreement and related stock purchase agreement with GlaxoSmithKline in July 2007. Under the agreements, GlaxoSmithKline made an initial payment to us of $20.0 million. GlaxoSmithKline also purchased 1,275,502 shares of our common stock for an aggregate purchase price of $15.0 million, which resulted in an aggregate deemed premium of $3.5 million based on the closing price of our common stock on the trading day immediately preceding the date that the alliance was announced. We are recognizing the initial payment and deemed premium as revenue on a straight-line basis over the estimated term of our research and early development obligations under the agreement. We are also eligible to receive additional payments of up to $1.5 billion, contingent upon the achievement of discovery, development, regulatory and commercial milestones across the five therapeutic focus areas of the alliance, as well as tiered double digit royalties on any future sales of any product in the alliance that is licensed by GlaxoSmithKline. If GlaxoSmithKline’s option under the agreement were to be triggered with respect to TC-2696 and exercised, we would be required to pay UKRF a low single digit percentage of payments received from GlaxoSmithKline with respect to TC-2696 and could also be required to pay two other university licensors a low single digit percentage of payments received from GlaxoSmithKline with respect to TC-2696.

We acquired rights to Inversine in 2002. Inversine is approved for the management of moderately severe to severe essential hypertension, a high blood pressure disorder. However, we believe that Inversine is prescribed predominantly for the treatment of neuropsychiatric disorders, such as Tourette’s syndrome, autism and bipolar disorder. Sales of Inversine generated net revenue of $446,000 for the nine months ended September 30, 2007 and $585,000 for the year ended December 31, 2006. We do not have or use a sales force or promote Inversine. Accordingly, we do not anticipate any significant increase in Inversine sales. If any of the very limited number of physicians that most often prescribe Inversine were to cease to do so, our revenue generated by Inversine sales would likely be substantially less. We have no other commercial products for sale and do not anticipate that we will have any other commercial products for sale for at least the next several years.

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

Research and Development Expenses

Since our inception, we have focused our activities on our drug discovery and development programs. We recognize research and development expenses as they are incurred. Research and development expenses represented approximately 79% and 78% of our total operating expenses for the nine months ended September 30, 2007 and the year ended December 31, 2006, respectively.

Research and development expenses include expenses associated with:

•	the employment of personnel involved in our drug discovery and development activities;

•	occupancy of our leased research and development facilities;

•	research activities under the a4ß2 research collaboration with AstraZeneca;

•	research and development activities in fulfillment of our obligations under our alliance agreement with GlaxoSmithKline;

•	the screening, identification and optimization of product candidates;

•	the development and enhancement of our proprietary databases and computer-based molecular design technologies, which we refer to collectively as Pentad;

•	formulation and chemical development, including the costs to engage third-party research organizations;

•	production of clinical trial materials, including fees paid to contract manufacturers;

•	non-clinical animal studies, including the costs to engage third-party research organizations;

•	clinical trials, including fees paid to investigative sites to conduct our trials and to contract research organizations to monitor and oversee some of our trials;

•	quality assurance activities;

•	compliance with FDA regulatory requirements;

•	consulting, license and sponsored research agreements with third parties;

•	depreciation of capital assets used to develop our product candidates; and

•	stock options or other stock-based compensation granted to personnel in research and development functions.

We use our employee and infrastructure resources across several programs. We currently have clinical, preclinical and early research programs ongoing, and many of our costs are not specifically attributable to a single program. Instead, these costs are directed to broadly applicable research efforts. Accordingly, we cannot state precisely the total costs incurred on a program-by-program basis.

Under the terms of our collaboration agreement with AstraZeneca, substantially all development costs for AZD3480 (TC-1734) have been assumed by AstraZeneca. The following table shows, for the periods presented, total amounts that we incurred for third-party services with respect to preclinical studies, pharmaceutical development, clinical supplies and clinical trials, as applicable, for our other most advanced product candidates.

	Three months ended September 30,		Nine months ended September 30,
Product Candidate	2007	2006	2007	2006
	(in thousands)
TC-5214 and mecamylamine hydrochloride	$1,306	$141	$2,957	$382
TC-2216	591	296	1,069	1,312
TC-2696	429	302	981	500
TC-6499	393	—	1,019	—
TC-5619	378	169	1,462	434

	$3,097	$908	$7,488	$2,628

We have not received FDA or foreign regulatory marketing approval for any of our product candidates that are in development. Our expenditures on current and future preclinical and clinical development programs are subject to numerous uncertainties in timing and cost to completion. We test compounds in numerous preclinical studies for safety, pharmacology and efficacy. We then conduct clinical trials for those product candidates that we determine to be the most promising. If we do not establish an alliance in which our collaborator assumes responsibility for the development of a particular product candidate, we fund these trials ourselves. As we obtain results from clinical trials, we may elect to discontinue or delay trials for some product candidates in order to focus our resources on more promising product candidates. Completion of clinical trials by us or our collaborators may take several years or more, but the length of time generally varies substantially according to the type, complexity, novelty and intended use of a product candidate. The cost of clinical trials may vary significantly over the life of a program as a result of a variety of factors, including:

•	the number of subjects who participate in the trials;

•	the number and locations of sites included in the trials;

•	the length of time required to enroll trial participants;

•	the duration of subject follow-up;

•	the costs of producing supplies of the product candidates needed for clinical trials and regulatory submissions;

•	the efficacy and safety profiles of the product candidate; and

•	the costs and timing of, and the ability to secure, regulatory approvals.

In addition, our strategy includes entering into alliances with third parties to participate in the development and commercialization of some of our product candidates. In situations in which third parties have decision-making authority over the preclinical development or clinical trial process for a product candidate, the estimated completion date is largely under control of that third party and not under our control. We cannot forecast with any degree of certainty which of our product candidates will be subject to future alliances or how such arrangements would affect our development plans or capital requirements. Because of this uncertainty, and because of the uncertainties related to clinical trials and related activities inherent in drug development as described above, we are unable to determine the duration and completion costs of our research and development programs or whether or when we will generate revenue from the commercialization and sale of any of our development-stage product candidates.

General and Administrative Expenses

General and administrative expenses consist principally of salaries and other related costs for personnel in executive, finance, accounting, legal, business development, investor and public relations and human resource functions. Other general and administrative expenses include expenses associated with stock options and other stock-based compensation granted to personnel in those functions, facility costs not otherwise included in research and development expenses, patent-related costs, and professional fees for consulting, legal and accounting services.

Cost of Product Sales

Cost of product sales are those costs related directly to the sale of Inversine and are principally comprised of materials and manufacturing costs, FDA product and establishment fees, distribution expenses, product royalty obligations and product liability insurance.

Interest Income

Interest income consists of interest earned on our cash, cash equivalents and short-term investments.

Interest Expense

Interest expense consists of interest incurred on our indebtedness, which has been utilized primarily to finance equipment, office furniture and fixtures.

Income Taxes

We generated net income for the year ended December 31, 2006 due primarily to the recognition of milestone-based revenue derived under our agreement with AstraZeneca. We have incurred net operating losses for each other year since inception and consequently have not paid federal, state or foreign income taxes in any period. As of September 30, 2007, we had net operating loss carryforwards of $105.1 million for both federal and state income tax purposes. We also had $2.2 million in research and development federal income tax credits as of September 30, 2007. Utilization of the net operating loss carryforwards and credits may be subject to a substantial annual limitation due to ownership change limitations provided by Section 382 of the Internal Revenue Code of 1986, as amended, and similar state provisions. When an ownership change, as defined by Section 382, occurs, an annual limitation is imposed on a company’s use of net operating loss and credit carryforwards attributable to periods before the change. As a result of a series of stock issuances, we had such an ownership change in November 2002. Consequently, an annual limitation is imposed on our use of net operating loss and credit carryforwards that are attributable to periods before the change and a portion of the net operating loss carryforwards described above may potentially not be usable by us. We could experience additional ownership changes in the future. For financial reporting purposes, we have recorded a valuation allowance to fully offset the deferred tax asset related to these carryforwards because realization of the benefit is uncertain.

Results of Operations

Three Months ended September 30, 2007 and 2006

Net Revenue

Net revenue increased by $2.1 million to $3.1 million for the three months ended September 30, 2007, from $998,000 for the comparable three-month period in 2006. The increase was principally attributable to an increase of $2.2 million in revenue derived under our collaboration agreement with AstraZeneca for the 2007 period to $2.6 million, as compared to $399,000 for the 2006 period, and recognition of $471,000 of the $23.5 million in deferred revenue recorded in connection with our agreements with GlaxoSmithKline entered into in July 2007. The revenue derived under our agreement with AstraZeneca for the 2007 period consists principally of $1.8 million in research fee revenue for services rendered by us to AstraZeneca pursuant to an agreed research plan for the preclinical research collaboration that we and AstraZeneca are conducting and recognition of $563,000 of the $10.0 million initial fee that we received in February 2006. In 2006, based on the terms of our agreement with AstraZeneca, we deferred recognition of $5.0 million of the initial fee, which we allocated to the AZD3480 (TC-1734) license grants, and any research fee revenue until AstraZeneca made its determination in December 2006 to proceed with further development of AZD3480 (TC-1734). As a result, we did not recognize any of the deferred portion of the initial fee or any research fee revenue in the third quarter of 2006.

In future periods, we are eligible to receive research fees, license fees and milestone payments under our collaboration agreement with AstraZeneca. The amount of research fees, license fees and milestone payments will depend on the extent of our research activities and the timing and achievement of development, regulatory and first commercial sale milestone events. We are also eligible in future periods to receive milestone payments under our alliance agreement with GlaxoSmithKline. The amount of milestone payments will depend on the success of our research and development activities, the timing and achievement of the discovery, development, regulatory and commercial milestone events and whether GlaxoSmithKline exercises any options to license product candidates that arise under the agreement.

The increase in revenue derived under our agreements with AstraZeneca and GlaxoSmithKline for the three months ended September 30, 2007 was partially offset by a decrease in grant revenue. As a result of the timing of our activities in connection with our work as a subcontractor under the grant awarded to The California Institute of Technology by NIDA to fund research on innovative NNR-based approaches to the development of therapies for smoking cessation, we recognized no grant revenue for the

2007 period, as compared to $437,000 for the three months ended September 30, 2006. The grant revenue for the 2006 period related to work performed under the cooperative agreement awarded to us in 2003 by NIST through its Advanced Technology Program, or ATP, to fund the development of sophisticated molecular simulation software. The term of the ATP award expired September 30, 2006. Based on the planned timing of our activities in connection with the NIDA grant, we do not anticipate generating further grant revenue during 2007.

Net sales of Inversine decreased by $60,000 to $101,000 for the three months ended September 30, 2007, from $161,000 for the comparable three-month period in 2006. We believe that the substantial majority of Inversine sales are derived from prescriptions written by a very limited number of physicians. If any of these physicians were to change their prescribing habits, it would likely cause sales of Inversine to decrease. We do not promote sales of Inversine.

Research and Development Expenses

Research and development expenses increased by $4.1 million to $9.4 million for the three months ended September 30, 2007, from $5.3 million for the comparable three-month period in 2006. The increase in research and development expenses reflects progress in our pipeline of product candidates and increased activity in the a4b 2 research collaboration with AstraZeneca. In particular, the higher research and development expenses reflect an increase of $2.2 million, to $3.3 million, in contracted research and development services, which were principally attributable to formulation and clinical trial material production activities and pharmacology and toxicology studies conducted for our product candidates TC-5214, TC-2216, TC-5619 and TC-6499 and research activities in our preclinical programs. The higher research and development expenses also reflect an increase of $1.9 million, to $6.2 million, in occupancy, salary and benefit, recruitment, service, supply and infrastructure costs incurred in connection with increased research and development activity.

We expect that our research and development expenses will increase for 2008 and future periods as we expand our clinical trial activity, as our clinical-stage and preclinical product candidates advance through the development cycle, as we progress activities under our alliance agreement with GlaxoSmithKline, as product candidates that arise out of our preclinical research collaboration with AstraZeneca progress and as we invest in additional product opportunities and research programs and expand our research and development infrastructure. We are eligible to receive research fees from AstraZeneca in connection with our activities in our preclinical research collaboration and success-based milestone payments from GlaxoSmithKline as we advance product candidates through preclinical and clinical development in our alliance.

General and Administrative Expenses

General and administrative expenses increased by $699,000 to $1.9 million for the three months ended September 30, 2007, from $1.2 million for the comparable three-month period in 2006. The increase was principally attributable to greater occupancy costs, an increase in accruals for variable compensation triggered by the achievement of a pre-defined performance objective under our annual incentive compensation program, and higher patent-related expenses.

Cost of Product Sales

Cost of product sales increased by $41,000 to $173,000 for the three months ended September 30, 2007, from $132,000 for the comparable three-month period in 2006. The increase primarily reflects the denial of our request for a waiver of FDA establishment fees for Inversine.

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

The waiver of FDA fees that we have historically received with respect to Inversine has in the past resulted in lower cost of product sales. In March 2007, we received notice that the FDA, citing our increased revenue and cash assets, had denied our request for a waiver of the $206,000 in product and establishment fees that were assessed by the FDA and paid by us in 2006. In contrast, in 2006 our request for a waiver of the product and establishment fees that were assessed by the FDA and paid by us in 2005 was granted by the FDA with respect to the establishment fees and denied with respect to the product fees. The amount of product and establishment fees for the twelve months beginning October 1, 2007 is $261,000. We do not expect that the FDA will grant a waiver of these fees.

Interest Income

Interest income increased by $274,000 to $1.1 million for the three months ended September 30, 2007, from $807,000 for the comparable three-month period in 2006. The increase was primarily attributable to a higher average cash balance during the 2007 period following our receipt of the $20.0 million payment from AstraZeneca in January 2007 and our receipt of $35.0 million in payments from GlaxoSmithKline in the third quarter of 2007.

Interest Expense

Interest expense increased by $27,000 to $48,000 for the three months ended September 30, 2007, from $21,000 for the comparable three-month period in 2006. The increase was attributable to a higher average principal balance under a loan facility used to finance laboratory equipment, furniture and other capital equipment purchases following $2.0 million in borrowings against the facility in June 2007, as well as the expiration in April 2007 of the grace period for interest under a loan received from the City of Winston-Salem. As a result of the additional borrowings under our loan facility and the expiration of the grace period for interest under the City of Winston-Salem loan, we anticipate that we will have higher interest expense for future periods.

Nine Months ended September 30, 2007 and 2006

Net Revenue

Net revenue increased by $5.8 million to $8.0 million for the nine months ended September 30, 2007, from $2.2 million for the comparable nine-month period in 2006. The increase was principally attributable to an increase of $5.9 million in revenue derived under our collaboration agreement with AstraZeneca for the 2007 period to $6.9 million, as compared to $983,000 for the first nine months of 2006, and recognition of $471,000 of the $23.5 million in deferred revenue recorded in connection with our agreements with GlaxoSmithKline entered into in July 2007. The revenue derived under our agreement with AstraZeneca for the 2007 period consists of $5.2 million in research fee revenue for services rendered by us to AstraZeneca pursuant to an agreed research plan for the preclinical research collaboration that we and AstraZeneca are conducting and recognition of $1.7 million of the $10.0 million initial fee that we received in February 2006.

The increase in revenue derived under our agreements with AstraZeneca and GlaxoSmithKline for the nine months ended September 30, 2007 was partially offset by a decrease in grant revenue. As a result of the timing of our activities in connection with our work as a subcontractor under the NIDA grant, we recognized $222,000 in grant revenue for the 2007 period, as compared to $742,000 for the nine months ended September 30, 2006. The grant revenue for the 2006 period related to work performed under the ATP cooperative agreement, which expired September 30, 2006.

Research and Development Expenses

Research and development expenses increased by $10.0 million to $24.7 million for the nine months ended September 30, 2007, from $14.7 million for the comparable nine-month period in 2006. The increase in research and development expenses reflects an increase of $5.5 million, to $8.7 million, in contracted research and development services. The increase in contracted research and development services was principally attributable to formulation and clinical trial material production activities and pharmacology and toxicology studies conducted for our product candidates TC-5214, TC-5619 and TC-6499 and clinical trial costs related to the Phase II trial of TC-2696, which we initiated in December 2006 and for which the dosing phase has been completed, as well as research activities in our preclinical programs. The increase in contracted research and development services was partially offset by reduced expenses required for TC-2216 and, following completion of our Phase II TRIDMAC trial late last year, mecamylamine hydrochloride. The reduced expenses required for TC-2216 for the 2007 period were the result of significant expenses that we incurred for the 2006 period related to regulatory toxicology studies that we conducted and a clinical trial authorization application that we filed with respect to TC-2216. The increase in research and development expenses also reflects an increase of $4.5 million, to $16.0 million, in occupancy, salary and benefit, recruitment, service, supply and infrastructure costs incurred in connection with increased research and development activity.

General and Administrative Expenses

General and administrative expenses increased by $2.2 million to $5.9 million for the nine months ended September 30, 2007, from $3.7 million for the comparable nine-month period in 2006. The increase was principally due to an increase in stock-based compensation expense, a non-cash item, of $1.5 million as a result of compensatory stock option grants and increased occupancy, salary and benefit expenses and recruitment costs associated with our increased headcount.

Cost of Product Sales

Cost of product sales increased by $243,000 to $544,000 for the nine months ended September 30, 2007, from $301,000 for the comparable nine-month period in 2006. The increase is primarily due to the denial of our request for a waiver of FDA establishment fees for Inversine, which we had received in the prior year.

Interest Income

Interest income increased by $1.0 million to $2.8 million for the nine months ended September 30, 2007, from $1.8 million for the comparable nine-month period in 2006. The increase was attributable to a higher average cash balance during the 2007 period following completion of our initial public offering in April 2006 in which we received net proceeds of $40.8 million, our receipt of a $20.0 million payment from AstraZeneca in January 2007 and our receipt of $35.0 million in payments from GlaxoSmithKline in the third quarter of 2007.

Interest Expense

Interest expense increased by $23,000 to $92,000 for the nine months ended September 30, 2007, from $69,000 for the comparable nine-month period in 2006 as a result of a higher average principal balance under a loan facility used to finance laboratory equipment, furniture and other capital equipment purchases following $2.0 million in borrowings against the facility in June 2007, as well as the expiration in April 2007 of the grace period for interest under the City of Winston-Salem loan.

Accretion of Dividends on Preferred Stock

Accretion of dividends on our convertible preferred stock was $3.3 million for the nine months ended September 30, 2006. Upon completion of our initial public offering in April 2006, all of our outstanding shares of convertible preferred stock converted into shares of common stock and there was no further accretion of dividends to be recorded.

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

In July 2007, we entered into a product development and commercialization agreement and related stock purchase agreement with GlaxoSmithKline. Pursuant to these agreements, GlaxoSmithKline made an initial payment to us of $20.0 million and purchased 1,275,502 shares of our common stock for an aggregate purchase price of $15.0 million.

In December 2005, we entered into a collaboration agreement with AstraZeneca relating to AZD3480 (TC-1734). In January 2006, the agreement became effective and we began conducting research for which we are eligible to receive research fees. AstraZeneca paid us an initial fee of $10.0 million in February 2006 and an additional $20.0 million in January 2007.

We have a loan facility with R.J. Reynolds Tobacco Holdings, Inc. that we entered into originally in May 2002 and that has been subsequently amended. All borrowings under the facility are secured by specified tangible fixed assets determined sufficient by the lender at the time of disbursement. As of September 30, 2007, the outstanding principal balance under the loan facility was $2.4 million. There is no additional borrowing capacity available to us under the loan facility.

In April 2002, we received a $500,000 loan from the City of Winston-Salem. Under the terms of the loan, there was no interest accrual or payment due until the fifth anniversary. Following expiration of the five-year grace period in April 2007, the outstanding principal balance of the loan bears interest at an annual interest rate of 5% and is payable in 60 equal monthly installments of $9,000. As of September 30, 2007, the outstanding principal balance under the loan was $453,000.

Our cash, cash equivalents and short-term investments were $90.4 million as of September 30, 2007 and $54.2 million as of December 31, 2006.

Cash Flows

Net cash provided by operating activities was $24.9 million for the nine months ended September 30, 2007, as compared to net cash used in operating activities of $5.5 million for the comparable nine-month period in 2006, a difference of $30.4 million. Our net loss increased by $5.7 million to $20.4 million for the 2007 period, from $14.7 million for the 2006 period. The increased net loss was more than offset by adjustments for changes in working capital and non-cash charges for the 2007 period. The working capital adjustments that provided the largest source of cash for the 2007 period were a $21.0 million reduction in our accounts receivable asset balance, which was primarily due to our receipt of the $20.0 million payment from AstraZeneca in January 2007, and a $21.4 million increase in our deferred license fee revenue liability balance, which was primarily due to our receipt of the $20.0 million initial payment from GlaxoSmithKline and the aggregate deemed premium of $3.5 million resulting from GlaxoSmithKline’s purchase of 1,275,502 shares of our common stock in the third quarter of 2007. The difference in net cash provided by operating activities also reflects an increase in stock compensation expense of $1.8 million, to $2.3 million for the 2007 period, from $584,000 for the 2006 period. The working capital adjustment that provided the largest source of cash for the 2006 period was a $10.9 million increase in our deferred license fee revenue liability balance, which was primarily due to our receipt of the $10.0 million initial fee from AstraZeneca in January 2006. For the 2007 period, we recognized $2.2 million of our deferred license fee revenue liability balance as revenue.

Net cash used in investing activities was $27.9 million for the nine months ended September 30, 2007, as compared to $12.9 million for the comparable nine-month period in 2006, a difference of $15.0 million. The cash used in investing activities primarily reflects the level of our cash that we allocate to, and the timing of purchases and maturities of, our short-term investments. For the 2007 period, we purchased $1.9 million of equipment and furniture, an increase of $997,000 over our fixed asset purchases for the 2006 period. The increased purchases were primarily in connection with the expansion of our leased facilities effective in January 2007.

Net cash provided by financing activities was $13.1 million for the nine months ended September 30, 2007, as compared to $40.2 million for the comparable nine-month period in 2006, a difference of $27.1 million. The difference was primarily attributable to our receipt of $40.8 million in net proceeds as a result of the completion in April 2006 of our initial public offering, partially offset by the receipt of $11.5 million from GlaxoSmithKline for the purchase of 1,275,502 shares of common stock in July 2007, excluding the effect of the $3.5 million deemed premium resulting from such purchase, and $2.1 million in incremental net borrowing under our loan facility for the 2007 period as compared to the 2006 period.

Funding Requirements

As of September 30, 2007, we had an accumulated deficit of $156.6 million. We expect to incur substantial operating losses for the foreseeable future. Our future capital requirements are difficult to forecast and will depend on many factors, including:

•	the scope, progress, durations, results and costs of clinical trials, as well as non-clinical studies and assessments;

•	the timing, receipt and amount of milestone and other payments from AstraZeneca, GlaxoSmithKline and potential future collaborators;

•	the success of our research and development activities under our alliance agreement with GlaxoSmithKline;

•	the costs, timing and outcome of regulatory review;

•	the number and characteristics of product candidates that we pursue;

•	the costs of preparing, filing and prosecuting patent applications and maintaining, enforcing and defending intellectual property-related claims;

•	the costs of establishing sales and marketing functions and of establishing arrangements for manufacturing;

•	the rate of technological advancements for the indications that we target;

•	our ability to establish strategic alliances and licensing or other arrangements on terms favorable to us;

•	the costs to satisfy our obligations under existing and potential future alliances;

•	the timing, receipt and amount of sales or royalties, if any, from our potential products; and

•	the extent and scope of our general and administrative expenses.

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

We do not expect to generate sufficient cash from our operations to sustain our business for the foreseeable future. We expect our continuing operating losses to result in increases in our cash required to fund operations over the next several quarters and years. To the extent our capital resources are insufficient to meet future capital requirements, we will need to finance future cash needs through public or private equity offerings, debt financings or strategic alliance and licensing arrangements. Additional equity or debt financing, or strategic alliance and licensing arrangements, may not be available on acceptable terms, if at all. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate our research and development programs or obtain funds through arrangements with collaborators or others that may require us to relinquish rights to certain product candidates that we might otherwise seek to develop or commercialize independently. Additionally, any future equity funding may dilute the ownership of our stockholders.

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

The primary objective of our investment activities is to preserve our capital to fund operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of cash equivalents and short-term investments in a variety of securities of high credit quality. As of September 30, 2007, we had cash, cash equivalents and short-term investments of $90.4 million. A portion of our investments may be subject to interest rate risk and could fall in value if market interest rates increase. However, because our investments are short term in duration, we believe that our exposure to interest rate risk is not significant and estimate that an immediate and uniform 10% increase in market interest rates from levels as of September 30, 2007 would not have a material impact on the total fair value of our portfolio.

We contract for the conduct of some of our clinical trials and other research and development and manufacturing activities with contract research organizations, investigational sites and manufacturers in Europe and in India. We may be subject to exposure to fluctuations in foreign currency exchange rates in connection with these agreements. If the average Euro/U.S. dollar exchange rate or the average Indian Rupee/U.S. dollar exchange rate were to strengthen or weaken by 10% against the exchange rate as of September 30, 2007, we estimate that the impact on our financial position, results of operations and cash flows would not be material. We do not hedge our foreign currency exposures.

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

(b) Changes in Internal Controls. No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurring during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors

Set forth below are risk factors in addition to those previously disclosed in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2006 or Item 1A of Part II of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

Risks Related to the Development and Regulatory Approval of Our Product Candidates

If we elect to pursue development of one of the enantiomers of TC-2216 in lieu of further development of TC-2216, our future development costs would be greater, our overall development timelines would be extended and our receipt of revenues from potential product sales may be delayed.

TC-2216 is a product candidate that we are developing as a monotherapy for depression and anxiety disorders. We are currently conducting a Phase I single rising dose clinical trial of TC-2216.

TC-2216 is a racemate. A racemate is a mixture of two different enantiomers that are mirror images of each other and have the same chemical but potentially different biological properties. Single enantiomers may cause a different biological response, have different absorption, distribution, metabolism and excretion, known as pharmacokinetic, properties or have different degrees of toxicity, in each case as compared to each other or to the racemate that is comprised of both enantiomers. Current FDA policy provides that, assuming that it is technologically feasible to separate a racemate into its component enantiomers, the pharmacokinetic activity of each enantiomer and, if evaluation of the racemate indicates unexpected toxicity, the toxicity of each enantiomer should be independently characterized and compared to each other and to the racemate. The FDA’s policy also suggests that, where characterization of the separate enantiomers shows that one enantiomer has undesirable effects or that both enantiomers are pharmacologically active as opposed to one being inert, consideration should be given to developing a single enantiomer rather than the racemate. We have determined in preliminary animal testing that both enantiomers of TC-2216 have pharmacological activity. Accordingly, it is possible that regulatory considerations could discourage further development of TC-2216 in favor of one of its enantiomers.

If we elect to pursue development of one of the enantiomers of TC-2216 in lieu of further development of TC-2216, whether based on feedback from regulatory authorities or for any other reason, we may be required to conduct animal safety studies with the selected enantiomer that we have already conducted with TC-2216, as well as, potentially, one or more Phase I clinical trials of the selected enantiomer. As a result, our future development costs may be greater, our overall development timelines may be extended and our receipt of revenues from potential product sales may be delayed.

Risks Related to Our Dependence on Third Parties

If for any reason Forenap Pharma EURL does not execute and complete Phase I clinical trials of TC-2216, TC-5619 or TC-6499 as expected, our development of the affected product candidates would be adversely affected.

We have ongoing Phase I clinical trials of our product candidates TC-2216 and TC-5619 and we plan to initiate a Phase I clinical trial of TC-6499 by the end of the 2007. We have contracted with Forenap Pharma EURL, a contract research organization located in France, to conduct each of these trials. As a result, we are heavily reliant on Forenap Pharma for successful execution of Phase I development for multiple clinical-stage product candidates. If Forenap Pharma does not execute and complete any of the Phase I trials as expected, whether as a result of an unforeseen event affecting its business generally or for any other reason, our development of the affected product candidates would likely be adversely affected. In particular, we may have to contract with another contract research organization to execute or complete the affected trial. In addition, our clinical development program for the affected product candidate may be made more costly, the applicable development timeline may be delayed or extended and our receipt of revenues from potential product sales may be delayed. If multiple product candidates were to be affected, it may have a material adverse effect on our overall business and prospects.

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

After deducting underwriting discounts and commissions of $3.2 million and other offering expenses of $1.1 million payable by us in connection with the offering, our net proceeds from the offering were $40.8 million. Between April 11, 2006 and September 30, 2007, we used approximately $31.3 million of the net proceeds to fund our operating activities, including activities relating to the development of our clinical-stage and preclinical product candidates, and for other general corporate purposes. During this period, our research and development expenses comprised approximately 79% of our operating expenses. The remaining approximately $9.5 million in net proceeds have been deposited in highly rated financial institutions in the United States. We have not used any of the net proceeds of the offering to make payments, directly or indirectly, to any of our directors or officers, to any of their associates, to any person owning ten percent or more of any class of our equity securities, or to any of our affiliates.

There has been no material change in our planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b).

Unregistered Sales of Securities; Issuer Purchases of Equity Securities

On July 27, 2007, we issued 1,275,502 shares of our common stock to Glaxo Group Limited pursuant to a stock purchase agreement that we entered into in conjunction with a product development and commercialization agreement that we entered into with SmithKline Beecham Corporation, doing business as GlaxoSmithKline, for an aggregate purchase price of $15.0 million. The shares of common stock issued upon exercise were offered and sold in reliance on an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, based on representations received from the purchaser with regard to its sophistication in financial matters, access to material information and status as an “accredited investor,” as that term is defined by the rules and regulations of the SEC.

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

TARGACEPT, INC.

Date: November 9, 2007	/s/ J. Donald deBethizy
J. Donald deBethizy
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2007	/s/ Alan A. Musso
Alan A. Musso
Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
10.1#	Product Development and Commercialization Agreement, dated July 27, 2007, by and between the Company, on the one hand, and SmithKline Beecham Corporation, doing business as GlaxoSmithKline, and Glaxo Group Limited, on the other hand.

10.2	Stock Purchase Agreement, dated July 27, 2007, by and between the Company and Glaxo Group Limited.

10.3	Master Clinical Services Agreement, dated May 10, 2005, between the Company and Forenap Pharma EURL.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#	Portions of this Exhibit have been omitted and filed separately with the SEC as part of an application for confidential treatment.