Form 10-Q
period 2008-03-31
TARGACEPT INC
filed 2008-05-08
CIK 1124105

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2008

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

As of April 30, 2008, the registrant had 24,902,131 shares of common stock, $0.001 par value per share, outstanding.

TARGACEPT, INC.

FORM 10-Q

PART I. Financial Information

Cautionary Note Regarding Forward-Looking Statements

This quarterly report includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act. For this purpose, any statements contained in this quarterly report regarding the progress, timing or scope of the research and development of our product candidates or related regulatory filings or clinical trials, any future payments that AstraZeneca or GlaxoSmithKline may make to us, our future operations, financial position, revenues, costs or expenses, or our strategies, prospects, plans, expectations or objectives, other than statements of historical fact, are forward-looking statements made under the provisions of The Private Securities Litigation Reform Act of 1995. In some cases, words such as “may,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing,” “scheduled” or other comparable words identify forward-looking statements. Actual results, performance or experience may differ materially from those expressed or implied by forward-looking statements as a result of various important factors, including our critical accounting policies and risks and uncertainties relating to: our dependence on the success of our collaboration with AstraZeneca and our alliance with GlaxoSmithKline; the amount and timing of resources that AstraZeneca devotes to the development of AZD3480 (TC-1734); our ability to perform the research planned and budgeted for our preclinical research collaboration with AstraZeneca; AstraZeneca’s right to terminate the preclinical research collaboration prior to the end of the planned four-year term; our ability to discover and develop product candidates under our alliance with GlaxoSmithKline; the results of clinical trials and non-clinical studies and assessments with respect to our current and future product candidates in development; the conduct of such trials, studies and assessments, including the performance of third parties that we engage to execute them and difficulties or delays in the completion of subject enrollment or data analysis; the timing and success of submission, acceptance and approval of regulatory filings, including in particular regulatory filings with respect to TC-5619 and TC-5214; our ability to obtain substantial additional funding; our ability to establish additional strategic alliances and collaborations; and our ability to obtain, maintain and enforce patent and other intellectual property protection for our product candidates and discoveries. These and other risks and uncertainties are described in more detail under the caption “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2007 and in other filings that we make with the Securities and Exchange Commission, or SEC. As a result of the risks and uncertainties, the results or events indicated by the forward-looking statements may not occur. We caution you not to place undue reliance on any forward-looking statement.

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

Item 1.	Financial Statements

TARGACEPT, INC.

BALANCE SHEETS

	March 31, 2008	December 31, 2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$65,466,608	$53,403,092
Short-term investments	28,784,432	33,636,687
Collaboration revenue and accounts receivable	1,801,836	4,197,479
Inventories	129,750	140,413
Prepaid expenses	1,344,443	1,035,324

Total current assets	97,527,069	92,412,995
Investments in auction rate securities	16,453,346	—
Property and equipment, net	7,278,617	6,114,555
Intangible assets, net of accumulated amortization of $213,996 and $204,555 at March 31, 2008 and December 31, 2007, respectively	428,004	437,445

Total assets	$121,687,036	$98,964,995

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,619,894	$2,295,912
Accrued expenses	3,988,696	5,460,643
Current portion of long-term debt	1,463,483	918,596
Current portion of deferred rent incentive	42,068	42,068
Current portion of deferred license fee revenue	6,478,772	6,478,772

Total current liabilities	13,592,913	15,195,991
Long-term debt, net of current portion	4,004,025	1,685,874
Deferred rent incentive, net of current portion	140,225	150,742
Deferred license fee revenue, net of current portion	28,728,400	30,348,093

Total liabilities	46,465,563	47,380,700
Commitments and contingencies
Stockholders’ equity (deficit):
Common stock, $0.001 par value, 100,000,000 shares authorized; 24,899,780 and 20,503,419 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	24,900	20,504
Capital in excess of par value	245,509,028	215,798,337
Accumulated other comprehensive loss	(296,654)	—
Accumulated deficit	(170,015,801)	(164,234,546)

Total stockholders’ equity (deficit)	75,221,473	51,584,295

Total liabilities and stockholders’ equity (deficit)	$121,687,036	$98,964,995

See accompanying notes.

TARGACEPT, INC.

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,
	2008	2007
Operating revenues:
Collaboration research and development	$2,257,827	$1,126,585
Milestones and license fees from collaborations	1,619,693	562,500
Product sales, net	187,882	140,453
Grant revenue	210,593	221,652

Net operating revenues	4,275,995	2,051,190
Operating expenses:
Research and development (including stock-based compensation of $262,625 and $203,645 for the three months ended March 31, 2008 and 2007, respectively)	9,081,582	6,190,337
General and administrative (including stock-based compensation of $240,264 and $87,276 for the three months ended March 31, 2008 and 2007, respectively)	1,691,098	1,338,190
Cost of product sales	203,477	165,491

Total operating expenses	10,976,157	7,694,018

Loss from operations	(6,700,162)	(5,642,828)
Other income (expense):
Interest income	969,505	863,913
Interest expense	(50,598)	(14,467)

Total other income (expense)	918,907	849,446

Net loss	(5,781,255)	(4,793,382)

Basic and diluted net loss per share	$(0.24)	$(0.25)

Weighted average common shares outstanding—basic and diluted	23,834,425	19,136,796

See accompanying notes.

TARGACEPT, INC.

STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2008	2007
Operating activities
Net loss	$(5,781,255)	$(4,793,382)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	377,428	214,517
Stock-based compensation expense	502,889	290,921
Recognition of deferred rent incentive	(10,517)	(100,662)
Changes in operating assets and liabilities, excluding the effects from acquired assets and liabilities:
Collaboration revenue and accounts receivable	2,395,643	21,284,618
Inventories	10,663	(32,702)
Prepaid expenses and accrued interest receivable	(444,282)	36,187
Accounts payable and accrued expenses	(2,147,965)	(2,173,525)
Deferred license fee revenue	(1,619,693)	(562,500)

Net cash (used in) provided by operating activities	(6,717,089)	14,163,472

Investing activities
Purchase of investments	(54,762,582)	(12,862,762)
Proceeds from sale of investments	43,000,000	12,755,104
Purchase of property and equipment	(1,532,049)	(501,719)

Net cash used in investing activities	(13,294,631)	(609,377)

Financing activities
Proceeds from issuance of long-term debt	4,810,702	—
Principal payments on long-term debt	(1,947,664)	(127,876)
Proceeds from issuance of common stock	29,212,198	9,393

Net cash provided by (used in) financing activities	32,075,236	(118,483)

Net increase in cash and cash equivalents	12,063,516	13,435,612
Cash and cash equivalents at beginning of period	53,403,092	41,744,363

Cash and cash equivalents at end of period	$65,466,608	$55,179,975

See accompanying notes

TARGACEPT, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

March 31, 2008

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP, for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Company’s audited financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2007. In the opinion of the Company’s management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of its financial position, operating results and cash flows for the periods presented have been included. Operating results for the three months ended March 31, 2008 and 2007 are not necessarily indicative of the results that may be expected for the full year, for any other interim period or for any future year.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts of assets, liabilities, revenue and expenses reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

Fair Value Accounting

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standard, or SFAS, No. 157, Fair Value Measurements, or SFAS 157. SFAS 157 defines fair value, provides a consistent framework for measuring fair value under GAAP and expands fair value financial statement disclosure requirements. SFAS 157 does not require any new fair value measurements. SFAS 157 applies only to accounting pronouncements that already require or permit fair value measures, except for standards that relate to share-based payments such as SFAS No. 123 (revised 2004), Share-Based Payment, and related interpretations.

The valuation techniques of SFAS 157 are based on both observable and unobservable inputs. Observable inputs reflect readily obtainable data from independent sources, and unobservable inputs reflect the Company’s market assumptions. SFAS 157 classifies these inputs into the following hierarchy:

Level 1 Inputs– Quoted prices for identical instruments in active markets.

TARGACEPT, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS (continued)

March 31, 2008

2. Summary of Significant Accounting Policies (continued)

Level 2 Inputs– Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and valuations whose inputs are observable or whose significant value drivers are observable.

Level 3 Inputs– Instruments with primarily unobservable value drivers.

As of March 31, 2008, the Company had $45,000,000 invested in available-for-sale marketable securities, comprised of $28,547,000 invested in certificates of deposit and $16,453,000 invested in student loan auction rate securities, or ARS. The Company determines fair value for certificates of deposit through quoted market prices, or Level 1 inputs. The Company determines fair value for student loan ARS based on inputs and value drivers that are primarily unobservable, or Level 3 inputs, which are discussed under “Investments” below. The adoption of SFAS No. 157 had no effect on the valuation of the Company’s available-for-sale marketable securities as of March 31, 2008.

Investments

In accordance with the Company’s investment policy, surplus cash is invested with high credit quality financial institutions in money market accounts, certificates of deposit, mutual funds and student loan ARS. The Company determines the appropriate classification of marketable securities at the time of purchase and reevaluates such designation as of each balance sheet date. All marketable securities owned during the three-month periods ended March 31, 2008 and 2007 were classified as available-for-sale. Interest and dividend income on investments are included in “Interest income.” The cost of securities sold is based on the specific identification method.

Student loan ARS are variable rate debt instruments that have a contractual maturity of approximately 20 to 40 years. These investments are intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, enabling investors to either roll over their holdings or gain immediate liquidity by selling them at par value. Auctions for the student loan ARS owned by the Company are scheduled at 28-day intervals. Prior to the first quarter of 2008, the Company’s history with the student loan ARS market had been that these investments could be redeemed at any of the regularly scheduled 28-day auctions and the Company believed that the risk that these investments could not be redeemed within a year was minimal. Accordingly, the Company has historically viewed its student loan ARS as available for use in its current operations and classified them as short-term investments in accordance with Accounting Research Bulletin No. 43, Chapter 31, Working Capital – Current Assets and Current Liabilities, even though their stated maturity dates may be more than one year beyond the balance sheet date.

During the first quarter of 2008, the Company continued to own student loan ARS in its investment portfolio. The uncertainties experienced in the credit markets during the period affected the student loan ARS market, and, beginning in February 2008, auctions for the Company’s student loan ARS failed to settle on their respective settlement dates. The Company earns interest on the investments that failed to settle at auction at the maximum contractual rate, and the interest is paid at each scheduled auction date. The student loan ARS owned by the Company as of March 31, 2008 were as of that date rated AAA by a major credit rating agency, and

TARGACEPT, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS (continued)

March 31, 2008

2. Summary of Significant Accounting Policies (continued)

the underlying collateral is guaranteed by the Federal Family Education Loan Program (FFELP). Although there is uncertainty with regard to the short-term liquidity of the student loan ARS owned by the Company as of March 31, 2008, the Company does not anticipate that a lack of liquidity associated with its student loan ARS will adversely affect its ability to conduct business as planned at least through 2009 and believes it has the ability to continue to hold the securities throughout the currently estimated recovery period.

Based on the uncertainty of the short-term liquidity of the student loan ARS as of March 31, 2008, the Company did not classify its investments in student loan ARS at that date as short-term investments. The Company estimated the fair values of its student loan ARS using discounted cash flow models. These models consider, among other things, the expected timing for successful auctions or refinancings in the future, the composition and quality of the underlying collateral and the creditworthiness of the issuer. Because these inputs are not observable, they are classified as Level 3 inputs under SFAS 157. Based on these models, the Company estimated the fair value of its ARS owned as of March 31, 2008 to be $16,453,000, which reflects a fair value adjustment of $297,000 that is considered a temporary adjustment, and recorded a corresponding unrealized loss in an amount equal to the fair value adjustment in accumulated other comprehensive income, a component of stockholders’ equity. These student loan ARS were recorded at par using Level 1 inputs at January 1, 2008, as there were observable quoted prices from an active market at that date. The Company plans to continue to monitor the ARS markets in future periods for potential further fair value adjustments or other-than-temporary impairments based on changes in facts and circumstances, such as the success or failure of future auctions, unsuccessful outcomes or termination of efforts by the issuers of the underlying securities to redeem them, deterioration of the credit ratings of the investments, changes in market risk or changes in the estimated recovery period. If in future periods the Company determines that the fair value of its student loan ARS is other-than-temporarily impaired, the impairment would be recorded as a loss in the statement of operations, which could materially affect the Company’s results of operations and financial condition.

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

TARGACEPT, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS (continued)

March 31, 2008

2. Summary of Significant Accounting Policies (continued)

Collaboration research and development revenue is earned and recognized as research is performed and related expenses are incurred. Non-refundable upfront fees, which may include initial payments upon commencement of the contractual relationship, payment representing a common stock purchase premium or payment to secure a right for a future license, are recorded as deferred license fee revenue and recognized into revenue as milestone and license fees from collaborations on a straight-line basis over the expected development period, to the extent such fees are attributable to a specific licensed product candidate, or otherwise over the expected period of the Company’s performance obligations.

Revenue for non-refundable payments based on the achievement of collaboration milestones is recognized when the milestones are achieved if all of the following conditions are met: (1) achievement of the milestone event was not reasonably assured at the inception of the arrangement; (2) substantive effort is involved to achieve the milestone event; and (3) the amount of the milestone payment appears reasonable in relation to the effort expended, the other milestone payments in the arrangement and the related risk associated with achievement of the milestone event. If any of these conditions is not met, the milestone payment is deferred and recognized on a straight-line basis over the expected period of the Company’s performance obligations.

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

TARGACEPT, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS (continued)

March 31, 2008

2. Summary of Significant Accounting Policies (continued)

actual services received and efforts expended. As such, expense accruals are recognized based on the Company’s estimate of the degree of completion of the event or events specified in the specific contract.

Research and Development Expenses

Research and development costs are expensed as incurred and include salaries of, and stock-based compensation for, personnel involved in research and development activities, contractor fees, administrative expenses and allocations of research-related overhead costs. Administrative expenses and research-related overhead costs included in research and development expenses consist of allocations of facility and equipment lease charges, depreciation and amortization of assets, and insurance, legal and supply costs that are directly related to research and development activities. The Company directly reduces research and development expenses for amounts reimbursed pursuant to the cost–sharing arrangement with AstraZeneca AB described in Note 4.

Stock-Based Compensation

The Company follows the fair value recognition provisions of SFAS No. 123 (revised 2004), Share-Based Payment, or SFAS 123R, using the modified-prospective-transition method. Under SFAS 123R, the Company recognizes the grant-date fair value of stock options and other stock-based compensation issued to employees and non-employee directors over the requisite service periods, which are typically the vesting periods. The Company currently uses the Black-Scholes-Merton formula to estimate grant-date fair value and expects to continue to use this valuation model in the future. The volatility assumption used in the Black-Scholes-Merton formula is based on the calculated historical volatility of several benchmark companies in the Company’s industry that have been identified as comparable public entities. The expected term of options granted represents the period of time that options are expected to be outstanding, using historical data to estimate option exercises and forfeitures. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

During the three-month period ended March 31, 2008, the Company issued 26,361 shares of common stock upon the exercise of options.

Income Taxes

The Company uses the liability method in accounting for income taxes as required by SFAS No. 109, Accounting for Income Taxes, or SFAS 109. The Company follows Financial Accounting Standards Interpretation No. 48, Accounting for Uncertainty in Income Taxes, or FIN 48, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109. Under SFAS No. 109, deferred tax assets and liabilities are recognized for operating loss and tax credit carryforwards and for the future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that

TARGACEPT, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS (continued)

March 31, 2008

2. Summary of Significant Accounting Policies (continued)

includes the enactment date. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not that such assets will be realized. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. The Company’s policy is to classify any interest recognized in accordance with FIN 48 as interest expense and to classify any penalties recognized in accordance with FIN 48 as an expense other than income tax expense.

The Company had no unrecognized tax benefits or associated interest or penalties either at adoption of FIN 48 on January 1, 2007 or at March 31, 2008. Since the Company has incurred cumulative operating losses since inception, all tax years remain open to examination by major jurisdictions.

Net Loss Per Share

The Company computes net loss per share in accordance with SFAS No. 128, Earnings Per Share, or SFAS 128. Under the provisions of SFAS 128, basic net loss per share attributable to common stockholders, or Basic EPS, is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per share, or Diluted EPS, is computed by dividing the net loss by the weighted average number of common shares and dilutive common share equivalents outstanding.

Common share equivalents consist of the incremental common shares issuable upon the conversion of preferred stock, the exercise of stock options and the exercise of warrants. The Company has excluded all outstanding stock options and warrants from the calculation of net loss per share because their effect is antidilutive for the periods presented. As a result, Diluted EPS is identical to Basic EPS for the periods presented.

Had the Company been in a net income position, potentially dilutive outstanding stock options of 3,103,553 and 2,279,581 for the three months ended March 31, 2008 and 2007, respectively, calculated on a weighted-average basis, may have been included in the calculation.

Public Offerings of Common Stock

On April 18, 2006, the Company completed an initial public offering, or IPO, of 5,000,000 shares of its common stock at a price of $9.00 per share. The Company’s common stock began trading on the NASDAQ Global Market (formerly known as the NASDAQ National Market) on April 12, 2006. On January 23, 2008, the Company issued 4,370,000 shares of common stock in a public offering at $7.07 per share. The offering resulted in proceeds to the Company of $29,109,000 after underwriters’ discounts and commissions and offering expenses payable by the Company.

TARGACEPT, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS (continued)

March 31, 2008

2. Summary of Significant Accounting Policies (continued)

Nonrefundable Advance Payments

The Company adopted EITF Issue 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to be Used in Future Research and Development Activities, or EITF 07-3, on January 1, 2008. EITF 07-3 concluded that nonrefundable advance payments for goods or services to be received in the future for use in research and development activities should be deferred and capitalized and that the capitalized amounts should be expensed as the goods are delivered or the services are rendered. If an entity’s expectations change such that it does not expect it will need the goods to be delivered or the services to be rendered, capitalized nonrefundable advance payments should be charged to expense. Application of the provisions of EITF 07-3 resulted in increased total assets and decreased net loss of $292,000, or $0.01 per share, for the three months ended March 31, 2008.

Comprehensive Loss

For the three months ended March 31, 2008, the Company’s total comprehensive loss was $6,078,000, which included a net loss of $5,781,000 and a fair value adjustment to student loan ARS of $297,000, as discussed in “Investments.” The Company’s comprehensive loss for the three months ended March 31, 2007 equaled its reported net loss.

3. Inventories

Inventories consisted of the following as of the respective dates indicated:

	March 31, 2008	December 31, 2007
Raw materials	$51,877	$51,877
Finished goods	77,873	88,536

	$129,750	$140,413

4. Strategic Alliance and Collaboration Agreements

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

TARGACEPT, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS (continued)

March 31, 2008

4. Strategic Alliance and Collaboration Agreements (continued)

The Company is eligible to receive future research fees, license fees and milestone payments under its collaboration agreement with AstraZeneca. The amount of research fees, license fees and milestone payments will depend on the extent of the Company’s research activities and the timing and achievement of development, regulatory and first commercial sale milestone events.

AstraZeneca paid the Company an initial fee of $10,000,000 in February 2006. Based on the collaboration agreement terms, the Company allocated $5,000,000 of the initial fee to the research collaboration, which the Company is recognizing as revenue on a straight-line basis over the planned four-year term of the research collaboration. The Company deferred recognition of the remaining $5,000,000 of the initial fee, which was allocated to the AZD3480 (TC-1734) license grants, until December 2006, when AstraZeneca made a determination to proceed with further development of AZD3480 (TC-1734) following the completion of additional clinical and non-clinical studies that AstraZeneca conducted during 2006. On December 27, 2006, AstraZeneca communicated its decision to proceed with further development of AZD3480 (TC-1734) to the Company. As a result, in the first quarter of 2007, the Company began recognizing the $5,000,000 of the initial fee that it had previously deferred as revenue on a straight-line basis over the estimated five-year development period for AZD3480 (TC-1734). The company recognized $563,000 of the initial fee as revenue for the three months ended March 31, 2008.

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

In 2006, during the period that AstraZeneca conducted additional safety and product characterization studies, AstraZeneca agreed to pay the Company research fees equal to 50% of the Company’s research expenses in the parties’ preclinical research collaboration. The Company recorded these fees as deferred revenue pending AstraZeneca’s decision whether to proceed with further development of AZD3480 (TC-1734). As a result of AstraZeneca’s decision to proceed with further development of AZD3480 (TC-1734), in December 2006, the Company recognized as collaboration research and development revenue all previously deferred research fees, plus the other 50% of the Company’s research expenses incurred in the research collaboration that had not previously been recorded, which totaled $4,672,000. Subsequently, the Company has recognized collaboration research and development revenue as the

TARGACEPT, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS (continued)

March 31, 2008

4. Strategic Alliance and Collaboration Agreements (continued)

research is performed and related expenses are incurred. The Company recognized collaboration research and development revenue of $2,258,000 and $1,127,000 for the three month-periods ended March 31, 2008 and 2007, respectively.

In October 2007, the Company provided notice under its agreement with AstraZeneca offering AstraZeneca the right to license its product candidate TC-5619 for specified conditions characterized by cognitive impairment. Based on a subsequent election by AstraZeneca made under the terms of the agreement, AstraZeneca paid the Company $2,000,000 and the Company agreed to develop TC-5619 independently through completion of Phase 1 clinical development and a Phase 2 proof of concept clinical trial in accordance with a mutually acceptable development plan, following which AZ has the right to license TC-5619. The Company is recognizing the $2,000,000 payment as revenue on a straight-line basis over the expected development period for TC-5619 to reach proof of concept. Accordingly, the Company recognized $231,000 of the payment as revenue for the three months ended March 31, 2008.

GlaxoSmithKline

On July 27, 2007, the Company entered into a product development and commercialization agreement with SmithKline Beecham Corporation, doing business as GlaxoSmithKline, and Glaxo Group Limited, which are referred to together as GlaxoSmithKline, that sets forth the terms of an alliance designed to discover, develop and market product candidates that selectively target specified NNR subtypes in five therapeutic focus areas: pain, smoking cessation, addiction, obesity and Parkinson’s disease.

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

TARGACEPT, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS (continued)

March 31, 2008

4. Strategic Alliance and Collaboration Agreements (continued)

Under the product development and commercialization agreement and a related stock purchase agreement, GlaxoSmithKline made an initial payment to the Company of $20,000,000 and purchased 1,275,502 shares of the Company’s common stock for an aggregate purchase price of $15,000,000. The purchase price paid by GlaxoSmithKline reflected an aggregate deemed premium of $3,520,000, based on the closing price of the Company’s common stock on the trading day immediately preceding the date that the agreements were signed and announced. The Company deferred both the initial payment made by GlaxoSmithKline and the deemed premium paid for the shares of the Company’s common stock purchased by GlaxoSmithKline and is recognizing them as revenue on a straight-line basis over the estimated term of the Company’s research and early development obligations under the agreement. Currently, the Company estimates the term of such obligations to be nine years. The Company recognized $653,000 of the initial payment and deemed premium as revenue for the three months ended March 31, 2008.

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

In December 2007, the Company received a $6,000,000 payment from GlaxoSmithKline upon the Company’s initiation of a Phase 1 clinical trial of TC-6499, a milestone event under the agreement. The Company determined the payment did not meet each of the conditions of its revenue recognition policy (see Note 2) required for recognition of the full amount into revenue upon achievement of the milestone. Specifically, based on the progress of this product candidate as of inception of the agreement, achievement of this milestone was reasonably assured. Therefore, the Company has deferred recognition of the payment and is recognizing the payment as revenue on a straight-line basis over the estimated term of the Company’s research and early development obligations under the agreement. Accordingly, the Company recognized $173,000 of the payment as revenue for the three months ended March 31, 2008.

5. Long-term Debt

The Company entered into a loan agreement with a bank in March 2008 pursuant to which the Company initially borrowed $4,811,000 and has up to an aggregate of $489,000 in additional borrowing capacity available to fund the purchase of equipment, furnishings, software and other fixed assets and enable the refinancing of its existing loan facility with R.J. Reynolds Tobacco Holdings, Inc., or RJRT. Under the terms of the agreement, borrowings under the loan facility may be made in up to four term loans and each loan bears interest, at the Company’s election, at either (1) the One Month LIBOR Rate plus 2.15% per annum, as adjusted monthly on the first day of each month, or (2) a fixed rate to be calculated by the bank at the closing of the loan equal to the bank’s

TARGACEPT, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS (continued)

March 31, 2008

5. Long-term Debt (continued)

fixed rate cost of funds index corresponding to the term of the loan plus 2.15% per annum. The agreement provides for repayment of each loan over a period determined by the Company, not to exceed four years, in equal monthly installments of principal and interest and for a first priority security interest in favor of the bank in the assets acquired with the proceeds of the loan facility. The Company’s March 2008 loan under the loan facility bears interest at a rate of 5.231% per annum and is repayable in equal monthly installments of $112,000 beginning April 1, 2008 and through the maturity date of March 1, 2012. The Company used $1,679,000 of the proceeds from the loan to pay and satisfy in full the principal and interest outstanding on two of the tranches under its loan facility with RJRT and granted a first priority security interest in favor of the bank in assets previously acquired with the proceeds of those tranches.

There was $249,000 and $2,174,000 outstanding under the Company’s loan facility with RJRT as of March 31, 2008 and December 31, 2007, respectively. The Company paid $1,966,000 and $142,000 under the RJRT loan facility for the three months ended March 31, 2008 and 2007, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and accompanying notes included in this quarterly report and our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2007, which is on file with the SEC. In addition to historical information, the following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results, performance or experience could differ materially from those indicated by the forward-looking statements due to various important factors, risks and uncertainties, including, but not limited to, those set forth under “Cautionary Note Regarding Forward-Looking Statements” in this quarterly report and under “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2007.

Overview

Background

We are a biopharmaceutical company engaged in the design, discovery and development of NNR Therapeutics, a new class of drugs for the treatment of multiple diseases and disorders of the central nervous system. Our NNR Therapeutics selectively target a class of receptors known as neuronal nicotinic receptors, or NNRs. We currently have clinical-stage product candidates for target indications generally in three therapeutic areas: cognitive impairment, depression and anxiety, and pain. We also have preclinical programs focused in smoking cessation, addiction, obesity, pain, Parkinson’s disease and inflammation. We have a collaboration with AstraZeneca and a strategic alliance with GlaxoSmithKline. We have received $73.0 million in the aggregate from AstraZeneca and GlaxoSmithKline, representing upfront fees, a common stock purchase and milestone payments, and have earned an additional $14.6 million in collaboration research and development revenue from our collaboration with AstraZeneca.

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

In addition to the Sirocco and HALO trials, we and AstraZeneca plan to initiate a single site Phase 2 clinical trial of AZD3480 (TC-1734) in adults with ADHD in the second quarter of 2008. AstraZeneca has agreed to provide clinical trial material and we have agreed to provide funding for the trial.

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

•

TC-5619. TC-5619 is a novel small molecule that we plan to develop for cognitive dysfunction in schizophrenia and potentially one or more other conditions characterized by cognitive impairment. TC-5619 modulates the activity of the a7 NNR. We have completed a Phase 1 single rising dose clinical trial of TC-5619 and plan to initiate a Phase 1 multiple rising dose clinical trial of TC-5619 in the third quarter of 2008. Following our completion of Phase 1 clinical development and a Phase 2 clinical proof of concept trial of TC-5619, AstraZeneca has the right to license TC-5619 for schizophrenia and various conditions characterized by cognitive impairment on terms specified in our agreement.

•

TC-5214. TC-5214 is a product candidate that we are developing as an augmentation treatment for major depression. TC-5214, which is one of the two enantiomers of mecamylamine hydrochloride, inhibits the activity of various NNR subtypes, including the a4ß2 NNR. We initiated a Phase 1 single rising dose clinical trial of TC-5214 in healthy volunteers in the first quarter of 2008 and plan to initiate a Phase 2 clinical proof of concept trial later in 2008.

•

TC-6499. TC-6499 is novel small molecule that we plan to develop as a treatment for neuropathic pain. TC-6499 modulates the activity of the a4ß2 NNR. We have completed a Phase 1 single rising dose clinical trial of TC-6499 and plan to initiate a Phase 1 multiple rising dose clinical trial of TC-6499 in mid 2008. TC-6499 is subject to a contingent future option of GlaxoSmithKline under the terms of our alliance.

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

We generated net income for the fourth quarter and year ended December 31, 2006 due primarily to the recognition of revenue derived under our agreement with AstraZeneca. Except for these periods, we have never been profitable. As of March 31, 2008, we had an accumulated deficit of $170.0 million. We expect to incur substantial losses for the foreseeable future as we expand our clinical trial activity, as our clinical-stage and preclinical product candidates advance through the development cycle, as we progress our programs in the therapeutic focus areas of our alliance with GlaxoSmithKline and our preclinical research collaboration with AstraZeneca and as we invest in additional product opportunities and research programs and expand our research and development infrastructure. Clinical trials and preclinical studies are time-consuming, expensive and may never yield a product that will generate revenue.

We believe that period-to-period comparisons of our results of operations are not meaningful and should not be relied upon as indicative of our future performance.

Revenue

As of March 31, 2008, we had received $32.0 million in aggregate upfront fees and milestone payments from AstraZeneca under our collaboration agreement, which include a $10.0 million initial fee, a $20.0 million payment upon achievement of a milestone event related to AZD3480 (TC-1734) and a $2.0 million payment to secure the future right to license TC-5619. In addition, as of March 31, 2008, we had recognized $14.6 million in collaboration research and development revenue for research services that we provided in our preclinical research collaboration. We are eligible to receive other payments of up to $249.0 million, contingent upon the achievement of development, regulatory and first commercial sale milestones for AZD3480 (TC-1734) for Alzheimer’s disease, cognitive dysfunction in schizophrenia and ADHD, and stepped double-digit royalties on any future product sales. If AZD3480 (TC-1734) is developed under the agreement for other indications characterized by cognitive impairment, we would also be eligible to receive payments contingent upon the achievement of development, regulatory and first commercial sale milestones for those indications. Under the terms of a sponsored research agreement and a subsequent license agreement between us and the University of Kentucky Research Foundation, or UKRF, we are required to pay to UKRF a low single digit percentage of any of these amounts that we receive from AstraZeneca. As a result, we paid UKRF $758,000 in January 2007.

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

As of March 31, 2008, we had received $41.0 million in aggregate payments from GlaxoSmithKline under our alliance agreement. These payments include a $20.0 million initial payment, the purchase of 1,275,502 shares of our common stock for an aggregate purchase price of $15.0 million and a $6.0 million payment upon our initiation of a Phase 1 clinical trial of TC-6499. We are also eligible to receive other payments of up to $1.5 billion, contingent on the achievement of specified discovery, development, regulatory and commercial milestones in the five therapeutic focus areas of the alliance, as well as stepped double-digit royalties on any future sales of products licensed by GlaxoSmithKline.

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

We acquired rights to Inversine, which is our only product approved by the U.S. Food and Drug Administration, or FDA, for marketing, in August 2002. Inversine is approved for the management of moderately severe to severe essential hypertension and uncomplicated cases of malignant hypertension, which are high blood pressure disorders. However, we believe that Inversine is prescribed predominantly for the treatment of neuropsychiatric disorders, such as Tourette’s syndrome, autism and bipolar disorder. Sales of Inversine generated net revenue of $188,000 for the three-month period ended March 31, 2008 and $140,000 for the three-month period ended March 31, 2007. We do not have or use a sales force or promote Inversine.

From time to time we seek and are awarded grants or work to be performed under grants awarded to third-party collaborators from which we derive revenue. As of March 31, 2008, we are a named subcontractor under a grant awarded to The California Institute of Technology by the National Institute on Drug Abuse, or NIDA, part of the National Institutes of Health, to fund research on innovative NNR-based approaches to the development of therapies for smoking cessation. We expect to receive approximately $1.1 million in the aggregate over a five-year period that began in July 2006 in connection with the NIDA grant. Funding for awards under federal grant programs is subject to the availability of funds as determined annually in the federal appropriations process.

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

Research and Development Expenses

Since our inception, we have focused our activities on our drug discovery and development programs. We record research and development expenses as they are incurred. Research and development expenses represented approximately 83% of our total operating expenses for the three-month period ended March 31, 2008 and 80% of our total operating expenses for the three-month period ended March 31, 2007.

Under the terms of our collaboration agreement, beginning in January 2006, AstraZeneca assumed substantially all development costs for AZD3480 (TC-1734), except for costs that we incurred to complete the Phase 2 clinical trial of AZD3480 (TC-1734) in AAMI that we completed in March 2006 and costs associated with the conduct of the planned Phase 2 trial in adults with ADHD. The following table shows, for the periods presented, total amounts that we incurred for third-party services in connection with preclinical studies, pharmaceutical development, clinical supplies and clinical trials, as applicable for our other most advanced product candidates:

	Three months ended March 31,
Product Candidate	2008	2007
	(in thousands)
TC-5619	$1,022	$365
TC-5214	764	274
TC-6499	379	20
TC-2216	321	154

Total	$2,486	$813

In December 2007, we announced that TC-2696, a product candidate for acute post-operative pain, did not meet the primary endpoints in a Phase 2 clinical trial in third molar extraction patients. We have no current plans to conduct further development of TC-2696. We incurred total amounts for third party-services in connection with TC-2696 of $206,000 for the three-month period ended March 31, 2007.

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

We have not received FDA or foreign regulatory marketing approval for any of our product candidates that are in development. Our current and future expenditures on preclinical and clinical development programs are subject to numerous uncertainties in timing and cost to completion. In particular, our strategy includes entering into alliances and collaborations with third parties to participate in the development and commercialization of some of our product candidates. Where a third party has responsibility for or authority over preclinical or clinical development of a particular product candidate, the estimated completion date is largely under control of that third party and not under our control. We cannot forecast with any degree of certainty which of our product candidates will be subject to future alliances or collaborations or how such arrangements would affect our development plans or capital requirements.

Because of these uncertainties, and because of the numerous uncertainties related to clinical trials and related activities, we are unable to determine the duration and completion costs of our research and development programs or whether or when we will generate revenue from the commercialization and sale of any of our product candidates in development.

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

Income Taxes

We generated net income for the three-month period and year ended December 31, 2006 due primarily to the recognition of milestone-based revenue derived under our agreement with AstraZeneca. We incurred net operating losses for each other period since inception and consequently have not paid federal, state or foreign income taxes in any period. As of March 31, 2008, we had net operating loss carryforwards of $112.3 million for each of federal and state income tax purposes. We also had $3.9 million in research and development federal income tax credits as of March 31, 2008. The federal net operating loss carryforwards begin to expire in 2020. The state net operating loss carryforwards begin to expire in 2015. The research and development tax credits begin to expire in 2021. Utilization of the net operating loss carryforwards and credits may be subject to a substantial annual limitation due to ownership change limitations provided by Section 382 of the Internal Revenue Code of 1986, as amended, and similar state provisions. When an ownership change, as defined by Section 382, occurs, an annual limitation is imposed on a company’s use of net operating loss and credit carryforwards attributable to periods before the change. As a result of a series of stock issuances, we had such an ownership change in November 2002. Consequently, an annual limitation is imposed on our use of net operating loss and credit carryforwards that are attributable to periods before the change, and a portion of the net operating loss carryforwards described above may potentially not be usable by us. We could experience additional ownership changes in the future. For financial reporting purposes, we have recorded a valuation allowance to fully offset the deferred tax asset related to these carryforwards because realization of the benefit is uncertain.

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

Our significant accounting policies are described in Note 2 to our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2007 and in the notes to our financial statements included in this quarterly report. We believe that our accounting policies relating to revenue recognition, accrued expenses, fair value accounting and stock-based compensation are the most critical to understanding and evaluating our reported financial results. We have identified these policies as critical because they are important to the presentation of our financial condition and results of operations and require us to make judgments and estimates on matters that are inherently uncertain and may change in future periods. The policies relating to revenue recognition, accrued expenses and stock-based compensation are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2007. The policy for fair value accounting is described below.

Fair Value Accounting

Effective January 1, 2008, we adopted Statement of Financial Accounting Standard, or SFAS, No. 157, Fair Value Measurements, or SFAS 157. SFAS 157 defines fair value, provides a consistent framework for measuring fair value under GAAP and expands fair value financial statement disclosure requirements. The valuation techniques of SFAS 157 are based on both observable and unobservable inputs. Observable inputs reflect readily obtainable data from independent sources, and unobservable inputs reflect our market assumptions. SFAS 157 classifies these inputs into the following hierarchy:

Level 1 Inputs– Quoted prices for identical instruments in active markets.

Level 2 Inputs– Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and valuations whose inputs are observable or whose significant value drivers are observable.

Level 3 Inputs– Instruments with primarily unobservable value drivers.

As of March 31, 2008, we had $16.8 million invested in student loan auction rate securities, or ARS. Student loan ARS are variable rate debt instruments that have a contractual maturity of approximately 20 to 40 years. These investments are intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, enabling investors to either roll over their holdings or gain immediate liquidity by selling them at par value. Auctions for the student loan ARS owned by us are scheduled at 28-day intervals.

We determine fair value for student loan ARS based on primarily unobservable value drivers, or Level 3 inputs. The uncertainties experienced in the credit markets during the first quarter of 2008 affected the student loan ARS market, and, beginning in February 2008, auctions for our student loan ARS failed to settle on the respective settlement dates. Although there is uncertainty with regard to the short-term liquidity of the student loan ARS owned by us as of March 31, 2008, we do not anticipate that a lack of liquidity associated with student loan ARS will adversely affect our ability to conduct business as planned at least through 2009 and believe we have the ability to continue to hold the securities throughout the currently estimated recovery period.

Based on the uncertainty of the short-term liquidity of the student loan ARS as of March 31, 2008, we did not classify our investments in student loan ARS at that date as short-term investments. We estimated the fair values of our student loan ARS using discounted cash flow models. These models consider, among other things, the expected timing for successful auctions or refinancings in the future, the composition and quality of the underlying collateral and the creditworthiness of the issuer. Because these inputs are not observable, they are classified as Level 3 inputs under SFAS 157. Based on these models, we estimated the fair value of our ARS owned as of March 31, 2008 to be $16.5 million, which reflects a fair value adjustment of $297,000 that is considered a temporary adjustment, and recorded a corresponding unrealized loss in an amount equal to the temporary fair value adjustment in accumulated other comprehensive income, a component of stockholders’ equity. We plan to continue to monitor the ARS markets in future periods for potential further fair value adjustments or other-than-temporary impairments based on changes in facts and circumstances, such as the success or failure of future auctions, unsuccessful outcomes or termination of efforts by the issuers of the underlying securities to redeem them, deterioration of the credit ratings of the investments, failure of the underlying student loans, changes in market risk or changes in the estimated recovery period. If in future periods we determine that the fair value of our student loan ARS is other-than-temporarily impaired, the impairment would be recorded as a loss in the statement of operations, which could materially affect our results of operations and financial condition.

Results of Operations

Three Months ended March 31, 2008 and 2007

Net Operating Revenues

Net operating revenues increased by $2.2 million to $4.3 million for the three months ended March 31, 2008, from $2.1 million for the comparable three-month period in 2007. The increase was principally attributable to an increase of $1.2 million in collaboration research and development revenue for the 2008 period to $2.3 million, from $1.1 million for the 2007 period, and to an increase of $1.1 million in deferred license fee revenue recognized from payments previously received from AstraZeneca and GlaxoSmithKline for the 2008 period to $1.6 million, from $563,000 for the 2007 period. The increase in collaboration research and development revenue for the 2008 period was due to additional services rendered by us in the preclinical research collaboration that we and AstraZeneca are conducting as product candidates in the collaboration progressed into more advanced stages of research.

Net sales of Inversine increased by $48,000 to $188,000 for the three months ended March 31, 2008, from $140,000 for the comparable three-month period in 2007. The increase was primarily attributable to a 62% price increase that we instituted effective at the beginning of 2008, partially offset by reduced volume. We believe that the substantial majority of Inversine sales are derived from prescriptions written by a very limited number of physicians. If any of these physicians were to change their prescribing habits, it would likely cause sales of Inversine to decrease. We do not anticipate any significant increase in the volume of Inversine sales. We do not promote sales of Inversine.

Grant revenue decreased by $11,000 to $211,000 for the three months ended March 31, 2008, from $222,000 for the comparable three-month period in 2007. Our grant revenue for each period related solely to activities in connection with our work as a subcontractor under the NIDA grant awarded to The California Institute of Technology to fund research on innovative NNR-based approaches to the development of therapies for smoking cessation.

Research and Development Expenses

Research and development expenses increased by $2.9 million to $9.1 million for the three months ended March 31, 2008, from $6.2 million for the comparable three-month period in 2007. The higher research and development expenses were attributable to increased contracted research and development services of $657,000 for TC-5619, $490,000 for TC-5214, $359,000 for TC-6499 and $167,000 for TC-2216, or an aggregate increase of $1.7 million to $2.5 million for the 2008 period, from $813,000 for the 2007 period, which were partially offset by reduced spending on TC-2696 following our completion of a Phase 2 clinical trial in 2007. The contracted research and development services for both periods included clinical trial activities, formulation and clinical trial material production activities and pharmacology and toxicology studies. The contracted research and development services for TC-2216 for the 2008 period included costs with respect to our completed Phase 1 single rising dose clinical trial of TC-2216, as well as non-clinical studies conducted to characterize TC-2216 and its constituent enantiomers further.

The higher research and development expenses were also attributable to an increase of $1.4 million to $6.6 million for the 2008 period, from $5.2 million for the 2007 period, in salary and benefits, occupancy costs and third-party service, supply and infrastructure costs incurred in connection with activities under the AstraZeneca collaboration and our other preclinical programs, including those in the therapeutic focus areas of our alliance with GlaxoSmithKline.

General and Administrative Expenses

General and administrative expenses increased by $353,000 to $1.7 million for the three months ended March 31, 2008, from $1.3 million for the comparable three-month period in 2007. The increase was principally attributable to an increase in stock-based compensation, a non-cash item, of $153,000 resulting from compensatory stock option grants and greater occupancy costs, salary and benefit expenses and recruitment costs associated with an increase in our number of employees for the 2008 period as compared to the 2007 period.

Cost of Product Sales

Our cost of product sales are those costs related directly to the sale of Inversine. Cost of product sales increased by $38,000 to $203,000 for the three months ended March 31, 2008, from $165,000 for the comparable three-month period in 2007. The increase primarily reflects increased distribution costs.

The FDA assesses product and establishment fees for marketed products each year. Prior to 2007, we had historically requested and received a waiver of the FDA fees. In March 2007, we received notice that the FDA, citing our increased revenue and cash assets, had denied our request for a fee waiver, which led to a $52,000 charge in our cost of product sales for the three months ended March 31, 2007 that had not been incurred in previous periods. The increase in our cost of product sales resulted in a negative gross margin for Inversine for 2007. Effective at the beginning of 2008, we instituted a 62% price increase for Inversine, with the objective of offsetting the impact of the FDA fees for 2008 and subsequent periods.

Interest Income

Interest income increased by $106,000 to $970,000 for the three months ended March 31, 2008, from $864,000 for the comparable three-month period in 2007. The increase was attributable to a higher average cash balance during the 2008 period due to the issuance of shares of our common stock for net proceeds of $29.1 million in January 2008 and $8.0 million in additional payments from AstraZeneca and GlaxoSmithKline in the fourth quarter of 2007, partially offset by lower short-term interest rates.

Interest Expense

Interest expense increased by $37,000 to $51,000 for the three months ended March 31, 2008, from $14,000 for the comparable three-month period in 2007. The higher interest expense was attributable to increased indebtedness under our two loan facilities used to finance laboratory equipment, furniture and other capital equipment purchases, as well as the expiration in April 2007 of the grace period for interest under a loan received from the City of Winston-Salem in 2002. In particular, we borrowed an additional $2.0 million in June 2007 under our loan facility with R.J. Reynolds Tobacco Holdings, Inc. and $4.8 million in March 2008 pursuant to a loan agreement that we entered into with a bank. We used $1.7 million of the proceeds of our March 2008 borrowings to repay a portion of our existing loan facility, resulting in a net increase in indebtedness under our two loan facilities of $3.1 million. As a result of the increased indebtedness and the expiration of the grace period for interest under the City of Winston-Salem loan, we anticipate that our interest expense for future 2008 periods will exceed our interest expense for the comparable 2007 periods.

Liquidity and Capital Resources

Sources of Liquidity

From August 2000 when we became an independent company until completion of our initial public offering in April 2006, we financed our operations and internal growth primarily through private placements of convertible preferred stock. We derived aggregate net proceeds of $121.8 million from these private placements. In April 2006, we completed an initial public offering of our common stock, consisting of 5.0 million shares at a price of $9.00 per share. After deducting underwriting discounts and commissions and offering expenses payable by us, our net proceeds from the offering were $40.8 million. In January 2008, we completed a second public offering of our common stock, consisting of 4.4 million shares at a price of $7.07 per share, the closing bid price of our common stock on the date that the offering was priced. After deducting underwriting discounts and commissions and offering expenses payable by us, our net proceeds from the offering were $29.1 million. We have also received funding from: upfront fees; payments for research and development services and payments upon achievement of milestone events under collaboration and alliance agreements; equipment and building lease incentive financing; government grants; and interest income. We began generating revenue from product sales of Inversine in December 2002. To date, the net contribution from Inversine sales has not been a significant source of cash and we do not expect it to be a significant source in the future.

In July 2007, we entered into a product development and commercialization agreement and a related stock purchase agreement with GlaxoSmithKline. Pursuant to these agreements, GlaxoSmithKline made an initial payment to us of $20.0 million and purchased 1,275,502 shares of our common stock for an aggregate purchase price of $15.0 million. GlaxoSmithKline also made a payment to us of $6.0 million in December 2007 upon our initiation of a Phase 1 clinical trial of TC-6499.

In December 2005, we entered into a collaboration agreement with AstraZeneca. In January 2006, the agreement became effective and we began conducting research for which we are eligible to receive research fees. AstraZeneca paid us an initial fee of $10.0 million in February 2006, $20.0 million in January 2007 upon achievement of a milestone event related to AZD3480 (TC-1734), $2.0 million in November 2007 to secure the future right to license TC-5619 and $12.9 million in aggregate research fees in the period from February 2006 through March 31, 2008.

We entered into a loan agreement with a bank in March 2008, the proceeds of which are available to fund the purchase of equipment, furnishings, software and other fixed assets. Pursuant to the agreement, the bank has first priority security interest in the assets acquired with the proceeds of the loan facility. As of March 31, 2008, the outstanding principal balance under the loan facility was $4.8 million and there was $489,000 of additional borrowing capacity available to us.

We have a loan facility with R.J. Reynolds Tobacco Holdings, Inc., or RJRT, that we entered into originally in May 2002 and that has been subsequently amended. All borrowings under the facility are secured by specified tangible fixed assets determined sufficient by the lender at the time of disbursement. As of March 31, 2008, the outstanding principal balance was $249,000. There is no additional borrowing capacity available to us under our loan facility with RJRT.

In April 2002, we received a $500,000 loan from the City of Winston-Salem. Under the terms of the loan, there was no interest accrual or payment due until the fifth anniversary. Following expiration of the five-year grace period in April 2007, the outstanding principal balance of the loan bears interest at an annual interest rate of 5% and is payable in 60 equal monthly installments of $9,000. As of March 31, 2008, the outstanding principal balance under the loan was $408,000.

Our cash, cash equivalents and investments were $110.7 million as of March 31, 2008, which included $16.5 million in investments not classified as short term. Our cash, cash equivalents and short-term investments were $87.0 million as of December 31, 2007.

Cash Flows

Net cash used in operating activities was $6.7 million for the three months ended March 31, 2008, as compared to net cash provided by operating activities of $14.2 million for the comparable three-month period in 2007, a difference of $20.9 million. The difference was primarily due to a reduction of $21.3 million in our collaboration revenue and accounts receivable balance for the 2007 period due to our receipt of the $20.0 million milestone payment from AstraZeneca in January 2007. Our collaboration revenue and accounts receivable balance for the 2008 period decreased by $2.4 million. The difference in net cash used in operating activities also reflects an increase in net loss of $988,000 to $5.8 million for the 2008 period, from $4.8 million for the 2007 period, and increased recognition of deferred license fee revenue of $1.1 million to $1.6 million for the 2008 period, from $563,000 for the 2007 period. The increased recognition of deferred license fee revenue is attributable to the $20.0 million initial payment and aggregate deemed premium of $3.5 million resulting from GlaxoSmithKline’s purchase of 1,275,502 shares of our common stock in connection with the formation of our alliance in July 2007, the $6.0 million payment from GlaxoSmithKline upon our initiation of a Phase 1 clinical trial of TC-6499 in December 2007 and the $2.0 million payment in November 2007 from AstraZeneca to secure the future right to license TC-5619.

Net cash used in investing activities increased by $12.7 million to $13.3 million for the three months ended March 31, 2008, from $609,000 for the comparable three-month period in 2007. Cash used in investing activities primarily reflects the portion of our cash that we allocate to, and the timing of purchases and maturities of, our investments. Additionally, our property and equipment purchases increased by $1.0 million to $1.5 million for the 2008 period, from $502,000 for the 2007 period. The increased purchases were primarily for equipment to support our research and development operations and additional furniture and equipment in connection with the expansion of our leased facilities in January 2007.

Net cash provided by financing activities was $32.1 million for the three months ended March 31, 2008, as compared to net cash used in financing activities of $118,000 for the comparable three-month period in 2007, a difference of $32.2 million. The difference for the 2008 period was principally attributable to our receipt of $29.1 million in net proceeds from a public stock offering that we completed in January 2008 and incremental net borrowings of $3.0 million under our loan facilities.

Funding Requirements

As of March 31, 2008, we had an accumulated deficit of $170.0 million. We expect to incur substantial operating losses for the foreseeable future. Our future capital requirements are difficult to forecast and will depend on many factors, including:

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

•	the duration of our preclinical research collaboration with AstraZeneca;

•	the costs, timing and outcome of regulatory review;

•	the number and characteristics of product candidates that we pursue;

•	the costs of preparing, filing and prosecuting patent applications and maintaining, enforcing and defending intellectual property-related claims

•	the costs of establishing sales and marketing functions and of establishing arrangements for manufacturing;

•	the rate of technological advancements for the indications that we target;

•	our ability to establish strategic alliances, collaborations and licensing or other arrangements on terms favorable to us;

•	the costs to satisfy our obligations under existing and potential future alliances and collaborations;

•	the timing, receipt and amount of sales or royalties, if any, from our potential products; and

•	the extent and scope of our general and administrative expenses.

We anticipate that implementing our strategy will require substantial increases in our capital expenditures and other capital commitments as we expand our clinical trial activity, as our clinical-stage and preclinical product candidates advance through the development cycle, as we progress our programs in the therapeutic focus areas of our alliance with GlaxoSmithKline and our preclinical research collaboration with AstraZeneca and as we invest in additional product opportunities and research programs and expand our research and development infrastructure. We do not expect our existing capital resources to be sufficient to enable us to fund the completion of the development of any of our product candidates. We currently expect our existing capital resources to be sufficient to fund our operations at least through the first half of 2010. However, our operating plan may change as a result of many factors, including those described above. We may need additional funds sooner than planned to meet operational needs and capital requirements for product development.

We do not expect to generate sufficient cash from our operations to sustain our business for the foreseeable future. We expect our continuing operating losses to result in increases in our cash required to fund operations over the next several quarters and years. To the extent our capital resources are insufficient to meet future capital requirements, we will need to finance future cash needs through public or private equity offerings, debt financings, alliances, collaborations, or licensing arrangements. Additional equity or debt financing, alliances, collaborations, or licensing arrangements, may not be available on acceptable terms, if at all. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate our research and development programs or obtain funds through arrangements with collaborators or others that may require us to relinquish rights to certain product candidates that we might otherwise seek to develop or commercialize independently. Additionally, any future equity funding may dilute the ownership of our stockholders.

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

We have historically held a portion of our investment portfolio in AAA rated and government-guaranteed student loan ARS. Student loan ARS are designed to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, enabling investors to either roll over their holdings or gain immediate liquidity at each reset date by selling them at par value. Auctions for the student loan ARS that we own are scheduled at 28-day intervals. The uncertainties experienced in the capital markets led to failed auctions in beginning in February 2008. As of March 31, 2008, we owned $16.8 million of student loan ARS for which auctions failed. We estimated the fair values of our student loan ARS using discounted cash flow models. Based on these models, we estimated the fair value of our ARS owned as of March 31, 2008 to be $16.5 million, which reflects a fair value adjustment of $297,000. These securities may not be readily redeemable to cash unless and until a future auction is successful. Based on our ability to access our cash and other short-term investments, we do not anticipate that a lack of liquidity of student loan ARS that we owned as of March 31, 2008 will affect our ability to operate our business as planned at least through 2009.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The primary objective of our investment activities is to preserve our capital to fund operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of cash equivalents and investments in a variety of securities of high credit quality. Our investments are typically short term. As of March 31, 2008, we had cash, cash equivalents and short-term investments of $94.3 million. As of March 31, 2008, we also held $16.5 million in investments that were not considered short-term. A portion of our investments may be subject to interest rate risk and could fall in value if market interest rates increase. However, because our investments are short term in duration, we believe that our exposure to interest rate risk is not significant and estimate that an immediate and uniform 10% increase in market interest rates from levels as of March 31, 2008 would not have a material impact on the total fair value of our portfolio.

We contract for the conduct of some of our clinical trials and other research and development and manufacturing activities with contract research organizations, investigational sites and manufacturers in Europe and in India. We may be subject to exposure to fluctuations in foreign currency exchange rates in connection with these agreements. If the average Euro/U.S. dollar exchange rate or the average Indian Rupee/U.S. dollar exchange rate were to strengthen or weaken by 10% against the exchange rate as of March 31, 2008, we estimate that the impact on our financial position, results of operations and cash flows would not be material. We do not hedge our foreign currency exposures.

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

(b) Changes in Internal Controls. No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurring during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

After deducting underwriting discounts and commissions of $3.2 million and other offering expenses of $1.1 million payable by us in connection with the offering, our net proceeds from the offering were $40.8 million. Between April 11, 2006 and March 31, 2008, we used all of the net proceeds to fund our operating activities, including activities relating to the development of our clinical-stage and preclinical product candidates, and for other general corporate purposes. During this period, our research and development expenses comprised approximately 80% of our operating expenses. We have not used any of the net proceeds of the offering to make payments, directly or indirectly, to any of our directors or officers, to any of their associates, to any person owning ten percent or more of any class of our equity securities, or to any of our affiliates.

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

TARGACEPT, INC.

Date: May 8, 2008	/s/ J. Donald deBethizy
J. Donald deBethizy
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2008	/s/ Alan A. Musso
Alan A. Musso
Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
1.1	Equity Underwriting Agreement, dated as of January 16, 2008, between the Company and Deutsche Bank Securities Inc. as representative of the several underwriters named therein (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed January 18, 2008).

10.1	Loan Agreement, dated March 7, 2008, by and between the Company and Branch Banking and Trust Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 12, 2008).

10.2*	Amendment No. 1, dated March 13, 2008, to Employment Agreement, dated as of August 22, 2000, by and between the Company and J. Donald deBethizy.

10.3*	Amendment No. 1, dated March 13, 2008, to Employment Agreement, dated as of August 22, 2000, by and between the Company and Merouane Bencherif.

10.4*	Amendment No. 2, dated March 13, 2008, to Employment Agreement, dated as of September 1, 2003, by and between the Company and Jeffrey P. Brennan, as amended.

10.5*	Amendment No. 1, dated March 13, 2008, to Employment Agreement, dated as of August 22, 2000, by and between the Company and William S. Caldwell.

10.6*	Amendment No. 1, dated March 13, 2008, to Employment Agreement, dated as of April 24, 2001, by and between the Company and Geoffrey C. Dunbar.

10.7*	Amendment No. 1, dated March 13, 2008, to Employment Agreement, dated as of February 8, 2002, by and between the Company and Alan A. Musso.

10.8*	Employment Agreement, dated as of March 13, 2008, by and between the Company and Peter A. Zorn.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Denotes management plan or contract