Form 10-K
period 2008-12-31
TARGACEPT INC
filed 2009-03-13
CIK 1124105

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 000-51173

Targacept, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	56-2020050
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

200 East First Street, Suite 300 Winston-Salem, North Carolina	27101
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (336) 480-2100

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value per share	The NASDAQ Stock Market LLC (NASDAQ Global Market)

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2008, was approximately $117,729,319, based on the price at which the registrant’s common stock was last sold on June 30, 2008 ($7.27).

As of February 28, 2009, the registrant had 24,965,173 shares of common stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the registrant’s proxy statement for its 2009 annual meeting of stockholders, which is expected to be filed pursuant to Regulation 14A within 120 days after the end of the registrant’s fiscal year ended December 31, 2008, are incorporated by reference into Part III of this report.

TARGACEPT, INC.

FORM 10-K

Cautionary Note Regarding Forward-Looking Statements

This annual report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, which we refer to as the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act. For this purpose, any statements contained in this annual report, other than statements of historical fact, regarding the timing for a decision by AstraZeneca whether to conduct further development of AZD3480 (TC-1734) in Alzheimer’s disease or attention deficit/hyperactivity disorder, or ADHD, the progress or scope of the research and development of our product candidates, such as the number of subjects to be enrolled in any clinical trial, the timing for initiation or completion of or availability of results from any clinical trial or the indication for which any of our product candidates may be developed, any future payments that AstraZeneca or GlaxoSmithKline may make to us, our continued sale of Inversine®, our future operations, financial position, revenues, costs or expenses, or our strategies, prospects, plans, expectations or objectives are forward-looking statements made under the provisions of The Private Securities Litigation Reform Act of 1995. In some cases, words such as “may,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing,” “scheduled” or other comparable words identify forward-looking statements. Actual results, performance or experience may differ materially from those expressed or implied by forward-looking statements as a result of various important factors, including our critical accounting policies and risks and uncertainties relating to: our dependence on the success of our collaboration with AstraZeneca and our alliance with GlaxoSmithKline; the significant control that AstraZeneca has over the development of AZD3480, including as to whether to conduct any further development of AZD3480 in Alzheimer’s disease or ADHD; the conduct and results of the ongoing clinical trial of AZD3480 in ADHD in adults and other studies ongoing being conducted by AstraZeneca, including the amount and timing of resources that AstraZeneca devotes, the performance of third parties engaged to execute them and difficulties or delays in data analysis; the risks that successful results in a particular clinical trial of AZD3480 may not be replicated in other clinical trials or that successful results in clinical trials of AZD3480 in a particular condition characterized by one degree of cognitive impairment may not be predictive of successful results in clinical trials of AZD3480 in a condition characterized by more severe cognitive impairment or in cognitive impairment resulting from a different condition; the conduct and results of clinical trials and non-clinical studies and assessments of TC-5214 and our other product candidates, including the performance of third parties engaged to execute such trials, studies and assessments, delays resulting from any changes to the applicable protocols and difficulties or delays in the completion of subject enrollment or data analysis; our ability to establish additional strategic alliances, collaborations and licensing or other arrangements on favorable terms; and the timing and success of submission, acceptance and approval of regulatory filings. These and other risks and uncertainties are described in greater detail under the caption “Risk Factors” in Item 1A of Part I of this annual report and in other filings that we make with the Securities and Exchange Commission, or SEC. As a result of the risks and uncertainties, the results or events indicated by the forward-looking statements may not occur. We caution you not to place undue reliance on any forward-looking statement.

In addition, any forward-looking statement in this annual report represents our views only as of the date of this annual report and should not be relied upon as representing our views as of any subsequent date. We anticipate that subsequent events and developments may cause our views to change. Although we may elect to update these forward-looking statements publicly at some point in the future, we specifically disclaim any obligation to do so, except as required by applicable law. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.

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

We have multiple clinical-stage product candidates and preclinical programs in areas where we believe there are significant medical need and commercial potential, as well as proprietary drug discovery technologies. We also have a cognition-focused collaboration with AstraZeneca and a strategic alliance with GlaxoSmithKline.

TC-5214

TC-5214 modulates the activity of various NNR subtypes, including multiple forms of the a4ß2 NNR. We are conducting an ongoing Phase 2b clinical trial of TC-5214 as an augmentation treatment in subjects with major depressive disorder who do not respond well to first-line treatment with the marketed drug citalopram hydrobromide. We may also conduct development of TC-5214 in one or more other indications.

TC-5214 is one of the two enantiomers of mecamylamine hydrochloride. Enantiomers are mirror images of each other that have the same chemical but potentially different biological properties and together form a chemical mixture known as a racemate. We previously completed a Phase 2 clinical trial of the racemate mecamylamine hydrochloride as an augmentation treatment in subjects with major depressive disorder who did not respond well to first-line treatment with citalopram. In our evaluation in various preclinical models of depression, TC-5214 more often exhibited antidepressant activity, had equal or superior potency and exhibited a more favorable safety profile as compared to mecamylamine. We have no current plans to conduct further clinical development of racemic mecamylamine and intend instead to develop TC-5214.

AZD3480 (TC-1734), AZD1446 (TC-6683) and AstraZeneca Collaboration

AZD3480 (TC-1734) is a novel small molecule that modulates the activity of the a4ß2 NNR. We have a collaborative research and license agreement with AstraZeneca AB for the development and worldwide commercialization of AZD3480 as a treatment for various conditions characterized by cognitive impairment, including Alzheimer’s disease and ADHD. We and AstraZeneca are conducting an ongoing exploratory Phase 2 trial of AZD3480 in adults with ADHD. In 2008, AstraZeneca completed two Phase 2b clinical trials of AZD3480, one in mild to moderate Alzheimer’s disease and one in cognitive dysfunction in schizophrenia. We expect AstraZeneca to make a decision whether to conduct further development of AZD3480 in either or both of Alzheimer’s disease or ADHD in the second quarter of 2009. In December 2008, we and AstraZeneca announced that AZD3480 is not expected to be advanced into Phase 3 clinical development in cognitive dysfunction in schizophrenia.

We and AstraZeneca are conducting a preclinical research collaboration under the agreement that is designed to discover and develop additional compounds that, like AZD3480, act on the a4ß2 NNR as treatments for conditions characterized by cognitive impairment. AstraZeneca is responsible for funding the research collaboration, which began in January 2006 and is scheduled to expire in January 2010. AstraZeneca initiated Phase 1 clinical development of the most advanced compound arising from the preclinical research collaboration, AZD1446 (TC-6683), in December 2008.

Except for the exploratory Phase 2 trial of AZD3480 in adults with ADHD, AstraZeneca is responsible for the clinical development and commercialization of AZD3480, AZD1446 and any other compounds that arise from the preclinical research collaboration that it elects to advance. We have the option to co-promote AZD3480, AZD1446 and any other compounds that arise from the preclinical research collaboration that are selected for advancement to specified classes of specialist physicians in the United States.

TC-5619

TC-5619 is a novel small molecule that we plan to develop for cognitive dysfunction in schizophrenia or potentially one or more other conditions characterized by cognitive impairment. TC-5619 modulates the activity of the a7 NNR. We have completed a Phase 1 single rising dose clinical trial and a Phase 1 multiple rising dose clinical trial of TC-5619 in healthy volunteers. In a single rising dose trial, each subject in a dose group receives a single dose of the agent being evaluated, with subjects in each subsequent dose group receiving a pre-determined higher dosage than subjects in the preceding dose group. In a multiple rising dose clinical trial, each subject in a dose group receives a dosage of the agent being evaluated multiple times, with subjects in each subsequent dose group receiving a pre-determined higher dosage than subjects in the preceding dose group.

As a result of a process that we previously initiated under our agreement with AstraZeneca and a related election made by AstraZeneca, we have agreed to develop TC-5619 independently through Phase 1 clinical development and a Phase 2 clinical proof of concept trial pursuant to an agreed development plan. Following our completion of the development plan, AstraZeneca has the right to license TC-5619 for schizophrenia and various conditions characterized by cognitive impairment on terms specified in the agreement.

GlaxoSmithKline Alliance

In July 2007, we entered into a product development and commercialization agreement with SmithKline Beecham Corporation, doing business as GlaxoSmithKline, and Glaxo Group Limited, which are referred to collectively in this annual report as GlaxoSmithKline. The agreement sets forth the terms of an alliance designed to discover, develop and market product candidates that selectively target specified NNR subtypes in five therapeutic focus areas—pain, smoking cessation, addiction, obesity and Parkinson’s disease. We are eligible under the agreement to receive payments of up to $1.5 billion, contingent on the achievement of specified discovery, development, regulatory and commercial milestones in the five therapeutic focus areas of the alliance, as well as stepped double-digit royalties on any future sales of products licensed by GlaxoSmithKline.

Under the agreement, we have agreed, for specified periods of time and at our sole expense, to use diligent efforts to conduct research activities designed to discover product candidates that target specified NNR subtypes, to develop the product candidate identified as the lead for each therapeutic focus area through a Phase 2 clinical proof of concept trial and to develop up to two other product candidates for each therapeutic focus area to a specified stage of preclinical development. With respect to each therapeutic focus area in the alliance, if we achieve clinical proof of concept with a lead product candidate, GlaxoSmithKline would have an exclusive option for an exclusive license to that lead product candidate and up to two other product candidates in development in the alliance for the same therapeutic focus area on a worldwide basis. If GlaxoSmithKline exercises its option and pays a non-refundable exercise fee, GlaxoSmithKline would become responsible for using diligent efforts to conduct later-stage development and commercialization of the lead product candidate at its sole expense. GlaxoSmithKline’s exclusive license would include all fields of use other than those indications for which AstraZeneca has development and commercialization rights under our collaboration agreement with AstraZeneca.

TC-2216 or enantiomer

TC-2216 is a product candidate for depression and anxiety disorders. TC-2216, which is a racemate, and its enantiomers inhibit the activity of the a4ß2 NNR. We completed a Phase 1 single rising dose clinical trial of TC-2216 in healthy volunteers in the first quarter of 2008. Based on our current budget management plans, we do not expect that we will conduct further clinical development of TC-2216 or either of its enantiomers in 2009. If we elect to continue development in the future, we are likely to elect to develop one of the enantiomers of TC-2216 instead of conducting further clinical development of TC-2216.

Pentad™

Our drug discovery activities utilize sophisticated proprietary computer-based molecular design methodologies and extensive biological and chemical data for a library of diverse compounds developed and collected over more than 20 years. We refer to these technologies collectively as Pentad.

Inversine

We have one product approved by the U.S. Food and Drug Administration, or FDA, for marketing, which is known as Inversine. Inversine is approved for the management of moderately severe to severe essential hypertension and uncomplicated cases of malignant hypertension, which are high blood pressure disorders. However, we believe that Inversine is prescribed predominantly for the treatment of neuropsychiatric disorders, including Tourette’s syndrome, autism and bipolar disorder. Mecamylamine hydrochloride is the active ingredient in Inversine. As a result of increased FDA fees and declining prescriptions for Inversine, we expect that we may discontinue sales of Inversine as soon as the second half of 2009.

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

NNRs are comprised of five protein subunits that are arranged like staves of a barrel around a central pore. Each combination of five subunits represents an NNR subtype. There are several subtypes, each of which is identified by Greek letters. Scientific evidence has established that individual NNR subtypes have particular functions in the body that are relevant to a number of debilitating diseases and disorders.

Many published studies describing beneficial effects of nicotine in humans and animals, as well as published studies showing the prevalence of diseases such as Alzheimer’s disease and Parkinson’s disease in non-smokers as compared to smokers, suggest the therapeutic potential of compounds that interact with NNRs. However, despite their beneficial effects, these compounds have historically not been desirable as therapies because they have not been sufficiently selective. This means that these compounds interact not only with NNRs, but also with nicotinic receptors in the muscles and in groups of nerve cells known as ganglia that are associated with adverse effects such as increased heart rate, high blood pressure, irregular heartbeat, nausea, vomiting and a dangerous slowing of breathing known as respiratory depression. Based on years of focused research in the NNR area, we are developing product candidates that are designed to interact selectively with specific NNR subtypes to promote positive medical effects and limit adverse side effects.

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

•

We have a cognition-focused collaboration with AstraZeneca, as well as a strategic alliance with GlaxoSmithKline that is designed to discover, develop and market product candidates that selectively target specified NNR subtypes in five therapeutic focus areas—pain, smoking cessation, addiction, obesity and Parkinson’s disease. We intend to selectively seek additional alliances and collaborations to assist us in furthering the development of some of our product candidates. In particular, we intend to enter into these alliances and collaborations for target indications for which our potential collaborator has particular expertise or that involve large primary care markets that must be served by large sales and marketing organizations. In entering into these alliances and collaborations, our goal will generally be to maintain co-promotion or co-commercialization rights for specialists, particularly in neurology and psychiatry, in the United States and, potentially in some cases, other markets. Under our agreement with AstraZeneca, we have the option to co-promote AZD3480 and any compounds arising out of the research collaboration that are selected for advancement to specified classes of specialist physicians in the United States.

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

•

We have identified numerous indications in which NNRs have been implicated and for which we believe that drugs that selectively target specific NNR subtypes can potentially provide a medical benefit. We prioritize our product development opportunities in an effort to apply our product pipeline to indications in which there is a significant medical need and commercial potential.

Our Product Development Pipeline

The following table summarizes our pipeline of clinical-stage product candidates.

Product Candidate	Planned Target Indication(s)	Status of Development	Commercial Rights
TC-5214	Major depressive disorder (augmentation treatment) and potentially one or more other indications	Phase 2b trial in major depressive disorder ongoing	Targacept

AZD3480 (TC-1734)	Alzheimer’s disease; ADHD	Exploratory Phase 2 trial in ADHD ongoing; Phase 2b trial in mild to moderate Alzheimer’s disease complete	AstraZeneca

TC-5619	Cognitive dysfunction in schizophrenia or one or more other conditions characterized by cognitive impairment	Phase 1 complete	subject to option of AstraZeneca*

AZD1446 (TC-6683)	Alzheimer’s disease, ADHD or one or more other conditions characterized by cognitive impairment	Phase 1 trial ongoing	AstraZeneca

TC-2216 or enantiomer	Depression and anxiety disorders	Phase 1 single rising dose trial of TC-2216 completed; no further clinical development expected in 2009	Targacept

*	Following our completion of an agreed development plan through a planned Phase 2 clinical proof of concept trial, AstraZeneca has the right to license TC-5619 for schizophrenia and various conditions characterized by cognitive impairment on terms specified in our agreement.

We are conducting our ongoing Phase 2b trial of TC-5214 in India and the United States and anticipate that we will conduct our planned Phase 2 clinical trial of TC-5619 in the United States. We and AstraZeneca are conducting the ongoing exploratory Phase 2 trial of AZD3480 in adults with ADHD at a single site in the United States. AstraZeneca is conducting the Phase 1 trial of AZD1446 in Sweden.

Information regarding our research and development expenses for the fiscal years ended December 31, 2008, 2007 and 2006 is included under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this annual report.

TC-5214

TC-5214 modulates the activity of various NNR subtypes, including multiple forms of the a4ß2 NNR. We are conducting an ongoing Phase 2b clinical trial of TC-5214 as an augmentation treatment in subjects with major depressive disorder who do not respond well to first-line treatment with the marketed drug citalopram hydrobromide. Citalopram is from the class of drugs known as selective serotonin reuptake inhibitors and is marketed as Celexa in the United States. We may also conduct development of TC-5214 in one or more other indications. In 2008, we completed a Phase 1 single rising dose clinical trial of TC-5214 in healthy volunteers.

TC-5214 is one of the two enantiomers of mecamylamine hydrochloride. We previously conducted a Phase 2 clinical trial of the racemate mecamylamine hydrochloride as an augmentation treatment to citalopram in subjects with major depressive disorder who did not respond well to first-line treatment with citalopram. In our evaluation in various preclinical models of depression, TC-5214 more often exhibited antidepressant activity, had equal or superior potency and exhibited a more favorable safety profile as compared to mecamylamine. We have no current plans to conduct further clinical development of racemic mecamylamine and intend instead to develop TC-5214.

Ongoing Phase 2b Clinical Trial in Major Depressive Disorder. We are conducting our ongoing Phase 2b clinical trial of TC-5214 in major depressive disorder at approximately three sites in the United States and 24 sites in India. The trial includes an open label phase and a double blind, placebo controlled phase. The term “double blind” means that neither the subjects nor the clinical investigators know during the trial which subjects receive drug and which subjects receive placebo.

In the first phase of the trial, subjects diagnosed with major depressive disorder receive citalopram for eight weeks to determine the extent of therapeutic response. Subjects who do not respond well based on predefined criteria on the Montgomery-Asburg Depression Rating Scale, or MADRS, and the Clinical Global Impression subscale for severity of illness, or CGI-SI, are randomized into the double blind, placebo controlled second phase of the trial. MADRS is a scale on which the clinician evaluates the subject’s depressed mood and other symptoms of depression and anxiety and CGI-S is a scale on which the clinician assesses how ill a subject is based on his or her total clinical experience. Subjects in the second phase receive either TC-5214 or placebo, together with continued citalopram therapy, for an additional eight weeks.

As of February 28, 2009, we have enrolled 586 subjects into the first phase of the ongoing Phase 2b trial of TC-5214 and the trial is fully enrolled. We project that over 220 subjects will be randomized into the second phase of the trial. The primary endpoint of the trial is group mean change from baseline in the second phase of the trial as measured by HAM-D. The trial also includes a number of secondary endpoints. We expect top-line results from the trial to be available in mid 2009.

Major depressive disorder is characterized by a combination of symptoms that interfere with a person’s ability to work, sleep, study, eat and enjoy once-pleasurable activities. It is disabling and can prevent a person from functioning normally. The market research firm Business Insights estimated that, in 2007, there were approximately 44 million people with major depressive disorder in the world’s seven major pharmaceutical markets—the United States, France, Germany, Italy, Spain, the United Kingdom and Japan. The Sequenced Treatment Alternatives to Relieve Depression, or STAR*D, study undertaken by the National Institute of Mental Health between 2001 and 2006 showed the inadequacy of currently available therapies for major depressive disorder. In the first phase of the STAR*D study, approximately 2,800 persons with major depressive disorder were given citalopram hydrobromide for 12 to 14 weeks. Only about one-third of the participants became symptom free, which is referred to as achieving “remission,” and about 10-15 percent more responded, but did not reach remission.

Completed Phase 2 Clinical Trial of Racemic Mecamylamine Hydrochloride. In 2006, we completed a Phase 2 clinical trial of the racemate mecamylamine hydrochloride as an augmentation treatment to citalopram hydrobromide in subjects with major depressive disorder who did not respond well to first-line treatment with citalopram. We refer to this treatment combination as TRIDMAC™. We conducted the trial at one site in the United States and eight sites in India. Like the ongoing Phase 2b clinical trial of TC-5214 described above, the completed Phase 2 clinical trial of TRIDMAC had two phases, an open label phase in which subjects received citalopram for six weeks and a double blind, placebo controlled phase in which subjects whose score on the HAM-D scale was at least equal to 14 and whose score on the CGI-SI scale was at least equal to 4 at the end of the open label phase received either mecamylamine or placebo, in each case together with continued citalopram therapy, for an additional eight weeks. The dose group that received mecamylamine together with continued citalopram therapy is referred to below as the TRIDMAC dose group. Subjects in the TRIDMAC dose group initially received 5mg of mecamylamine daily, titrating potentially up to 10mg over the dosing period at the clinician’s discretion based on tolerability and therapeutic response.

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

A clinical trial result is statistically significant if it is unlikely to have occurred by chance. The statistical significance of clinical trial results is determined by a widely used statistical method that establishes the p-value of the results. The p-value required to achieve statistical significance in a clinical trial depends on the particular design and objective of the trial.

The result on the group mean change endpoint was statistically significant in favor of TRIDMAC on an intent to treat basis, with a p-value of 0.041, and showed a strong trend in favor of TRIDMAC, but not statistical significance, on a per protocol basis, with a p-value of 0.059. The result on the achievement of remission endpoint favored the TRIDMAC dose group over the placebo dose group in both the intent to treat and per protocol populations, although these results were not statistically significant. With respect to the secondary outcome measures, the results on all five rating scales favored the TRIDMAC dose group over the placebo dose group on a per protocol basis. Each of these results was statistically significant, with a p-value of less than 0.05. On an intent to treat basis, the results on the rating scales assessing disability, irritability and severity of illness were statistically significant, with p-values less than 0.05.

TRIDMAC was generally well tolerated in the trial. There was one serious adverse event reported in each of the TRIDMAC and placebo groups. In the TRIDMAC group, a patient experienced an upper respiratory tract infection and irregular heartbeat and discontinued participation in the trial.

AZD3480 (TC-1734)

AZD3480 (TC-1734) is a novel small molecule in development in collaboration with AstraZeneca. AZD3480 modulates the activity of the a4ß2 NNR. We and AstraZeneca are evaluating AZD3480 in an ongoing exploratory Phase 2 trial in adults with ADHD. In 2008, AstraZeneca completed two Phase 2b clinical trials of AZD3480, one in mild to moderate Alzheimer’s disease and one in cognitive dysfunction in schizophrenia. Pending completion of the trial in adults with ADHD and other ongoing evaluations, we expect AstraZeneca to make a decision whether to conduct further development of AZD3480 in either or both of Alzheimer’s disease or ADHD in the second quarter of 2009. In December 2008, we and AstraZeneca announced that AZD3480 is not expected to be advanced into Phase 3 clinical development in cognitive dysfunction in schizophrenia.

Prior to 2008, we evaluated AZD3480 in two Phase 2 clinical trials in age associated memory impairment, or AAMI, a common condition characterized by gradual memory loss or other cognitive impairment that generally occurs with normal aging, and a third Phase 2 clinical trial in mild cognitive impairment, or MCI, as well as four Phase 1 clinical trials.

Ongoing Exploratory Phase 2 Trial in Adults with ADHD

We and AstraZeneca are collaborating on the execution of an exploratory Phase 2 trial of AZD3480 in adults with ADHD. The trial is being conducted at a single site in Vermont. The trial is designed to evaluate 24 subjects and enrollment was completed in February 2009. We expect the trial to be completed in the second quarter of 2009.

The trial utilizes a double blind, placebo controlled, crossover design. The primary objective of the trial is to assess the effects of 5mg and 50mg daily doses of AZD3480 as measured by the Conners Adult ADHD Rating Scale—Investigator Rating in adults with ADHD. The crossover design means that each subject receives, in random order and for prescribed periods, each dose strength of AZD3480 and placebo, with the three dosing periods separated by periods without any dosing. This enables each subject to serve as his or her own control. We are responsible for managing and funding the trial, and AstraZeneca is responsible for providing clinical trial materials and communicating with regulatory authorities.

ADHD is a condition that develops during childhood and, if not adequately treated, can have long-term adverse effects into adolescence and adulthood. The principal characteristics of ADHD are inattention, hyperactivity and impulsivity. For an adult to be diagnosed with ADHD, the ADHD symptoms must have begun during childhood and continued throughout adulthood. The market research firm Business Insights estimated that, in 2008, there were approximately 25 million adults with ADHD in the world’s seven major pharmaceutical markets.

Completed Phase 2b Clinical Trial in Mild to Moderate Alzheimer’s Disease

In 2008, AstraZeneca completed two Phase 2b double blind, placebo controlled, dose finding clinical trials of AZD3480, one in mild to moderate Alzheimer’s disease and one in cognitive dysfunction in schizophrenia. The trial in mild to moderate Alzheimer’s disease, known as the “Sirocco” trial, was conducted at 84 sites in Western Europe, Eastern Europe and Canada. In the Sirocco trial, 567 subjects who were between 60 and 85 years old and diagnosed with probable Alzheimer’s disease classified as mild or moderate in severity were randomly assigned to one of three dose groups of AZD3480, to the active comparator donepezil, or to placebo and dosed over a 12-week period. The dose groups of AZD3480 ranged from a dose lower than we previously evaluated in our Phase 2 clinical trials of AZD3480 to up to 100mg. The primary outcome measure of the trial was change from baseline after 12 weeks on the Alzheimer’s Disease Assessment Scale-cognitive subscale, or ADAS-Cog. Some of the secondary outcome measures of the trial included the Alzheimer’s Disease Cooperative Study—Clinical Global Impression of Change, or ADCS-CGIC, which is a 7-point clinician assessment of change in behavior and the ability to function, the Mini Mental State Examination, or MMSE, which is a quantitative, 30-point cognition scale, and a computer-based test battery developed by CDR Ltd. to test cognitive function.

The results of the Sirocco trial were inconclusive. Neither the active comparator donepezil nor AZD3480 met the trial’s criteria for statistical significance on the primary outcome measure, ADAS-Cog. On the secondary outcome measures, subjects dosed with AZD3480 showed an improvement on ADCS-CGIC and the MMSE at two of the three doses tested as compared to subjects dosed with placebo. Of the three AZD3480 doses evaluated, subjects in the middle dose group showed the most improvement on both measures as compared to subjects dosed with placebo, with a 0.5 point advantage on ADCS-CGIC and a 0.9 point advantage on the MMSE. Subjects dosed with donepezil also showed an improvement as compared to subjects dosed with placebo on ADCS-CGIC, with a 0.2 point advantage, and the MMSE, with a 1.0 point advantage. No improvement was shown in any domain of the CDR test battery in the pooled dataset of all subjects in the donepezil dose group or any of the AZD3480 dose groups as compared to the placebo dose group. AZD3480 exhibited an overall safety and tolerability profile comparable to placebo in the trial.

Alzheimer’s disease, the most common form of dementia, is a debilitating brain disorder for which there is no cure. The market research firm Business Insights estimated that, in 2007, there were approximately

6.6 million people with Alzheimer’s disease in the world’s seven major pharmaceutical markets. The disease progresses in stages from mild to moderate to severe and gradually destroys a person’s memory and ability to learn, reason, make judgments, communicate and carry out daily activities. Mild Alzheimer’s disease is characterized by mild forgetfulness and difficulty acquiring basic information and communicating. Patients generally exhibit the symptoms of mild Alzheimer’s disease for two to four years before progressing to the moderate stage. Moderate Alzheimer’s disease is characterized by forgetfulness, failure to recognize friends and family, disorientation regarding time and place and personality changes. Patients generally exhibit the symptoms of moderate Alzheimer’s disease for up to ten years before progressing to the severe stage. Severe Alzheimer’s disease is characterized by difficulty performing simple tasks and activities associated with daily living. Patients with severe Alzheimer’s disease require continuous care and generally do not survive for more than three years.

Completed Phase 2b Clinical Trial in Cognitive Dysfunction in Schizophrenia

AstraZeneca’s Phase 2b clinical trial of AZD3480 in cognitive dysfunction in schizophrenia completed in 2008, known as the “HALO” trial, was conducted at approximately 70 enrolling sites in the United States and Canada. In the trial, 445 subjects diagnosed with schizophrenia who were between 18 and 55 years old, active smokers, taking a marketed drug from the class known as atypical anti-psychotics and clinically stable were randomly assigned to one of three dose groups of AZD3480 or to placebo and dosed, together with continued treatment with the applicable atypical anti-psychotic, over a 12-week period. The primary endpoints of the trial were change from baseline after 12 weeks on scores for attention/vigilance, working memory, verbal learning, speed of processing and reasoning and problem solving as measured by a computerized test battery known as IntegNeuro. As used in this annual report, the terms “endpoint” and “outcome measure” have the same meaning. AZD3480 did not meet the HALO trial’s criteria for statistical significance on any of the primary endpoints. In December 2008, we and AstraZeneca announced that AZD3480 is not expected to be advanced into Phase 3 clinical development in cognitive dysfunction in schizophrenia.

Phase 2 Clinical Trial in AAMI Completed in 2006

In 2006, we completed a double blind, placebo controlled Phase 2 clinical trial of AZD3480 in AAMI in the United States. We recruited 193 subjects between the ages of 50 and 80, who were classified with AAMI based on inclusion criteria reflecting both subjective and objective memory impairment, to participate in the trial. The trial design provided for three dose groups—25mg of AZD3480, 50mg of AZD3480 and placebo. The trial assessed the effects of AZD3480 on various aspects of cognitive function using the CDR test battery. We tested each subject at various time points prior to the first day of the 16-week dosing period to establish baseline. We tested subjects again at eight weeks and on the last day of the 16-week dosing period. The CDR test battery includes measures of attention, speed of cognitive processes and memory that assess the ability to react to stimuli, recognize words and pictures and recall words. These measures are then used to make composite assessments on five factors—power of attention, continuity of attention, working or short-term memory, episodic or long-term memory and speed of memory.

There were three co-primary efficacy endpoints for the trial, including:

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

On both a per protocol basis and an intent to treat basis, subjects in the 50mg AZD3480 dose group showed improvement as compared to subjects in the placebo dose group on all three co-primary efficacy endpoints and subjects in the 25mg AZD3480 dose group showed improvement as compared to subjects in the placebo dose group on the power of attention endpoint. These results were statistically significant, with p-values less than 0.05. The per protocol dataset included all subjects who were at least 80% compliant with the dosing regimen for the trial and completed the required cognitive function assessments at the end of the dosing period. The intent to treat dataset included all subjects who received at least one dose of trial medication (AZD3480 or placebo) and completed at least one cognitive function assessment.

Previous Clinical Trials

Prior to the Phase 2 clinical trial of AZD3480 in AAMI described above, we completed two double blind, placebo controlled, crossover design Phase 2 clinical trials of AZD3480. One trial evaluated 71 persons at least 60 years of age classified with AAMI and the other trial evaluated 36 persons at least 60 years of age classified with MCI, in each case on a per protocol basis. In the AAMI trial, we evaluated four doses of AZD3480, 50mg, 100mg, 125mg and 150mg. In the MCI trial, we evaluated two doses of AZD3480, 50mg and 100mg. Each trial assessed the effects of AZD3480 on various aspects of cognitive function using the CDR test battery before dosing and at various time points after dosing on the first and last day of each dosing period.

The results of the AAMI trial were most favorable in the 50mg AZD3480 dose group. In that dose group, we achieved statistically significant results in favor of AZD3480 in four of the five CDR factors, power of attention, continuity of attention, episodic memory, and speed of memory. The results on the continuity of attention, episodic memory and speed of memory factors included only the first dosing period due to treatment-by-period interaction.

Treatment-by-period interaction refers to a situation where the initial dosing period may have had an effect on performance on one or more factors in the cognitive test battery in the second dosing period and is identified by a statistical analysis of a dose group’s performance on a particular test factor in the first dosing period versus the dose group’s performance on that test factor in the second dosing period. In instances in which our statistical analysis indicated that a treatment-by-period interaction might have occurred for a particular dose group and a particular test factor, we have described in this report only the first dosing period for that dose group for that test factor. The effect of including only the first dosing period in the results described in this report for a particular dose group and a particular test factor is to reduce, by 50%, both the number of evaluated subjects in that dose group for that test factor that were dosed with AZD3480 and the number of subjects in that dose group for that test factor that were dosed with placebo.

The favorable results in the 50mg dose group were less pronounced in the other dose groups. However, in each of the other dose groups, we achieved a statistically significant result in favor of AZD3480 on at least one of the CDR test factors at at least one of the time points evaluated.

In the 100mg dose group of the MCI trial, we achieved a statistically significant result in favor of AZD3480 on the episodic memory factor. The results in the 50mg AZD3480 dose group did not favor AZD3480.

Prior to our Phase 2 clinical trials of AZD3480, we completed four Phase 1 clinical trials in healthy volunteers in which the compound was well tolerated. The trials included a single rising dose trial, a multiple rising dose trial, a trial designed to evaluate the compound’s pharmacokinetic profile and a food interaction trial. Pharmacokinetics refers to a compound’s absorption, distribution and metabolism in, and excretion from, the body.

TC-5619

TC-5619 is a novel small molecule that we plan to develop for cognitive dysfunction in schizophrenia or potentially one or more other conditions characterized by cognitive impairment. We have completed a Phase 1 single rising dose clinical trial and a Phase 1 multiple rising dose clinical trial of TC-5619. TC-5619 was generally well tolerated in both Phase 1 trials at doses at least 100 times greater than the doses that we expect to evaluate in future trials.

TC-5619 modulates the activity of the a7 NNR. In a 2004 survey of 46 cognitive neuroscientists and neuropharmacologists conducted in connection with a National Institute of Mental Health initiative known as Measurement and Treatment Research to Improve Cognition in Schizophrenia, or MATRICS, a7 was selected more often than any other target as the target of most interest in the development of treatments for cognitive dysfunction in schizophrenia.

In 2007, we initiated a process under our agreement with AstraZeneca pursuant to which we offered AstraZeneca the right to license TC-5619 for specified conditions characterized by cognitive impairment. As permitted by the agreement, AstraZeneca made an election in November 2007 pursuant to which we would develop TC-5619 independently through Phase 1 clinical development and a Phase 2 clinical proof of concept trial in accordance with an agreed development plan, following which AstraZeneca would have the right to license TC-5619 for schizophrenia and various conditions characterized by cognitive impairment on terms specified in the agreement. As a result, AstraZeneca made a $2 million payment to us in the fourth quarter of 2007. If TC-5619 achieves clinical proof of concept and AstraZeneca elects to license TC-5619, the agreement provides for AstraZeneca to make a $40 million payment to us and to assume responsibility for and fund all future development and commercialization. In that event, we would be eligible to receive additional payments of up to $226 million, contingent upon the achievement of development, regulatory, first commercial sale and first detail milestones for three indications, as well as stepped double-digit royalties on any future product sales. If TC-5619 does not achieve clinical proof of concept but AstraZeneca remains interested in a potential license, the agreement provides for us and AstraZeneca to negotiate terms. Under the agreement, we would not have been permitted to develop TC-5619 for specified conditions characterized by cognitive impairment without first offering AstraZeneca the right to license TC-5619.

Schizophrenia is a chronic, severe and disabling form of psychosis. In addition to symptoms such as delusions, hallucinations, the inability to disregard familiar stimuli, sometimes referred to as sensory gating, disorganized speech, grossly disorganized or catatonic behavior and prolonged loss of emotion, feeling, volition or drive, schizophrenia is often marked by impairment in cognitive functions, such as attention, vigilance, memory, and reasoning. The market research firm Business Insights estimated that, in 2007, there were approximately 7.9 million people with schizophrenia in the world’s seven major pharmaceutical markets. It has been estimated that up to 75% of persons with schizophrenia are cognitively impaired. There is currently no drug approved specifically for cognitive dysfunction in schizophrenia.

AZD1446 (TC-6683)

AZD1446 (TC-6683) is a novel small molecule that we discovered and advanced as part of the preclinical research collaboration that we are conducting with AstraZeneca. AZD1446 modulates the activity of the a4ß2 NNR and is in development for Alzheimer’s disease, ADHD or one or more other conditions characterized by cognitive impairment. AstraZeneca initiated Phase 1 clinical development of AZD1446 in December 2008.

TC-2216 or enantiomer

Depression and anxiety disorders often occur together, and anti-depressants are often also used to treat anxiety disorders. TC-2216 is a product candidate for depression and anxiety disorders. TC-2216, which is a racemate, and its enantiomers inhibit the activity of the a4ß2 NNR. We completed a Phase 1 single rising dose clinical trial of TC-2216 in healthy volunteers in the first quarter of 2008. Based on our current budget management plans, we do not expect that we will conduct further clinical development of TC-2216 or either of its enantiomers in 2009. If we continue development in the future, we are likely to elect to develop one of the enantiomers of TC-2216 instead of conducting further clinical development of TC-2216.

TC-6499

TC-6499 is a novel small molecule that modulates the activity of the a4ß2 NNR. We have completed three Phase 1 clinical trials of TC-6499 in healthy volunteers. In March 2009, we announced that the results from a Phase 1 multiple rising dose trial did not project a therapeutic margin sufficient to support further development of TC-6499 as a treatment for neuropathic pain. We have no current plans to conduct additional clinical development of TC-6499.

Our Preclinical Research Programs

In addition to our clinical-stage product candidates, we focus preclinical research efforts in areas in which we believe NNRs can be exploited for medical benefit and for which we believe we can efficiently develop marketable product candidates. We are conducting a preclinical research collaboration with AstraZeneca to discover and develop additional compounds that act on the a4ß2 NNR as treatments for conditions characterized by cognitive impairment. We also have preclinical research programs in smoking cessation, addiction, obesity, pain and Parkinson’s disease, which are the therapeutic focus areas of our agreement with GlaxoSmithKline. In addition, we have a program focused on the role of NNRs in inflammation. In 2008, we achieved milestone events under our alliance with GlaxoSmithKline based on progress in our smoking cessation and preclinical pain programs. The financial resources that we apply to and the progress that we may make in any particular preclinical program may vary from period to period and year to year.

Smoking Cessation

Due primarily to nicotine’s addictive effects, it is very difficult to quit smoking. Published studies have linked nicotine’s addictive effects to the release of dopamine in regions in the brain involved in feelings of reward and pleasure. Although the specific NNRs implicated in the regulation of dopamine are not fully characterized, several reported studies suggest that the a6, a4, ß2 and ß4 NNR subunits may be involved. These studies have shown that selectively modulating NNRs that include a6, a4, ß2 or ß4 subunits reduced the rewarding effects of nicotine administration in mice or the withdrawal effects of stopping nicotine administration in mice. Other studies have shown that mice deficient in the ß2 NNR subunit failed to self-administer nicotine and had reduced activity in the brain regions associated with reward and pleasure.

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

Addiction

There is also a need for more effective treatments to help addicts reduce or eliminate their intake of other drugs of abuse besides nicotine. Although other drugs of abuse may activate different targets in the brain than nicotine, they act generally by increasing levels of dopamine. The dopamine system is thought to be the common pathway by which these drugs produce feelings of pleasure and reward. As described above, an association has been shown between certain NNR subunits and brain activity associated with reward and pleasure. Accordingly, we believe that compounds that modulate NNRs may have the potential to decrease the rewarding effects of drugs of abuse such as alcohol or cocaine.

Obesity

A number of published studies have demonstrated that smokers generally weigh significantly less than non-smokers, and nicotine is believed to be responsible. These studies have also shown that smokers often gain weight when they stop smoking. Moreover, reported studies with animals have shown that food intake and body weight gain are reduced following repeated administration of nicotine and that the effects are reversed when nicotine administration is stopped. A number of NNRs are thought to play a role in appetite and metabolism.

Pain

Pain is a common endpoint for many different conditions, injuries and disease states. Pain can be short-term or persistent and nociceptive or neuropathic in nature. Multiple NNR subunits are found in pain pathways. Scientific evidence suggests that multiple NNRs may have potential therapeutic application for a broad range of pain states.

Parkinson’s disease

Parkinson’s disease is a movement disorder associated with a deficit in dopamine in the brain resulting from a progressive deterioration and death of cells in the brain, which is known as neurodegeneration. As noted above, several reported studies suggest that the a6, a4 and ß2 NNR subunits may be involved in regulating dopamine release. As a result, NNRs that contain one or more of these subunits may have promise as therapeutic targets for the treatment of Parkinson’s disease. Moreover, the existence of many published studies showing the greater prevalence of Parkinson’s disease in non-smokers as compared to smokers further suggests the potential application of compounds that interact with NNRs as treatments for Parkinson’s disease.

Inflammation

Published studies suggest that nicotine, acting upon specific NNRs, may modulate the inflammatory response and support the targeting of NNRs in the development treatments for inflammatory disorders. In addition, compounds that act selectively on the a 7 NNR have been shown to be active in various preclinical models of inflammatory activity.

Our Drug Discovery Technologies—Pentad

Our drug discovery activities utilize sophisticated proprietary computer-based molecular design methodologies and extensive biological and chemical data for a library of diverse compounds developed and collected over more than 20 years. We refer to these technologies collectively as Pentad. We use Pentad to predict the likelihood that novel compounds will interact with various NNRs, the degree of the interaction and the potential of these compounds to be developed as drugs based on projected pharmacokinetic profiles.

Pentad’s virtual screening facilitates more rapid identification and prioritization of compounds that may be clinically viable than we believe could be achieved using traditional laboratory synthesis and screening methods. This allows us to reduce drug development time by focusing our resources on compounds believed to have a greater likelihood of clinical success.

Inversine

Mecamylamine hydrochloride is the active ingredient in Inversine, which is currently our only approved product. Inversine is approved in the United States for the management of moderately severe to severe essential hypertension and uncomplicated cases of malignant hypertension, which are high blood pressure disorders. We believe that Inversine is prescribed predominantly for the treatment of neuropsychiatric disorders, including Tourette’s syndrome, autism and bipolar disorder, in children and adolescents at a lower dose than is used for hypertension. Inversine has been approved for marketing since the 1950s. We acquired marketing rights to the product in August 2002 from Layton Bioscience, Inc., which had previously acquired the rights from Merck & Co., Inc. In connection with our acquisition, we assumed Layton’s obligations under the agreement pursuant to which Layton acquired the rights from Merck. Pursuant to that agreement, we pay Merck an amount each year based on annual sales of Inversine, subject to a specified annual maximum. Our annual payment obligation to

Merck expires in 2010. Sales of Inversine generated net revenues of $718,000 for the year ended December 31, 2008, $518,000 for the year ended December 31, 2007, and $585,000 for the year ended December 31, 2006. As a result of increased FDA fees and declining prescriptions for Inversine, we expect that we may discontinue sales of Inversine as soon as the second half of 2009.

Strategic Alliances and Collaborations

AstraZeneca AB

In December 2005, we entered into a collaborative research and license agreement with AstraZeneca AB under which we granted AstraZeneca exclusive development and worldwide commercialization rights to AZD3480 as a treatment for specified conditions characterized by cognitive impairment, including Alzheimer’s disease, cognitive dysfunction in schizophrenia, ADHD, AAMI, MCI and any other indication that is deemed a cognitive disorder under the agreement, as well as schizophrenia. The agreement became effective in January 2006.

Under the agreement, we and AstraZeneca are conducting an ongoing exploratory Phase 2 trial of AZD3480 in adults with ADHD. In 2008, AstraZeneca completed two Phase 2b clinical trials of AZD3480, one in mild to moderate Alzheimer’s disease and one in cognitive dysfunction in schizophrenia. We expect AstraZeneca to make a decision whether to conduct further development of AZD3480 in either or both of Alzheimer’s disease or ADHD in the second quarter of 2009. In December 2008, we and AstraZeneca announced that AZD3480 is not expected to be advanced into Phase 3 clinical development in cognitive dysfunction in schizophrenia. We and AstraZeneca are also conducting a preclinical research collaboration under the agreement. AstraZeneca initiated Phase 1 clinical development of the most advanced compound arising from the preclinical research collaboration, AZD1446, in December 2008.

As a result of a process that we previously initiated under the agreement and a related election made by AstraZeneca, TC-5619 is also subject to the agreement. We have agreed to develop TC-5619 independently through Phase 1 clinical development and a Phase 2 clinical proof of concept trial pursuant to an agreed development plan. Following our completion of the development plan, AstraZeneca has the right to license TC-5619 for schizophrenia and various conditions characterized by cognitive impairment on terms specified in the agreement.

Payment Terms. AstraZeneca paid us an initial fee of $10 million in February 2006 and an additional $20 million in January 2007 as a result of its December 2006 determination to proceed with further development of AZD3480. We are eligible to receive other payments of up to $197 million, if AstraZeneca decides to conduct further development of AZD3480 in both Alzheimer’s disease and ADHD and if development, regulatory, first commercial sale and first detail milestones for AZD3480 are achieved for both indications, and stepped double-digit royalties on any future AZD3480 product sales. If AZD3480 is developed under the agreement for an indication in addition to Alzheimer’s disease and ADHD, we would also be eligible to receive payments of up to $52 million, contingent upon the achievement of development, regulatory, first commercial sale and first detail milestones for AZD3480 for each such indication. Under the terms of a sponsored research agreement and subsequent license agreement, we are required to pay the University of Kentucky Research Foundation a low single digit percentage of any of these payments, including royalties, that we receive from AstraZeneca relating to AZD3480.

With respect to AZD1446, AstraZeneca has paid us $2.2 million upon the achievement of development and regulatory milestones. We are also eligible to receive other payments of up to $108 million, contingent upon the achievement of development, regulatory, first commercial sale and first detail milestones for AZD1446 for two indications, and stepped royalties on any future AZD1446 product sales.

If TC-5619 achieves clinical proof of concept and AstraZeneca elects to license TC-5619, the agreement provides for AstraZeneca to make a $40 million payment to us and, in that event, we would be eligible to receive additional payments of up to $226 million, contingent upon the achievement of development, regulatory and first commercial sale milestones for three indications, as well as stepped double-digit royalties on any future product sales. If TC-5619 does not achieve clinical proof of concept but AstraZeneca remains interested in a potential license, the agreement provides for us and AstraZeneca to negotiate terms.

AstraZeneca’s obligation to pay royalties to us for each compound subject to the collaboration expires on a country-by-country basis on the later of expiration of our patent rights that provide exclusivity for that compound in that country or 12 years after the first commercial sale in that country of either that compound or any related compound that meets specified criteria. If AstraZeneca obtains a patent covering the composition of a compound that is derived within a specified period from a compound that is subject to the collaboration, the term of AstraZeneca’s patent would also be taken into account in determining the term of AstraZeneca’s obligation to pay royalties to us for that derived compound. The U.S. patent rights to AZD3480 expire between 2016 and 2026. The foreign patent rights that have issued and correspond to our issued U.S. patent rights expire between 2017 and 2019. We also have pending U.S. and foreign patent applications that, if issued, would expire between 2017 and 2028. The U.S. patent rights to the chemical genus that includes TC-5619 expire in 2019. The foreign patent rights corresponding to our issued U.S. patent rights expire in 2024. We also have a pending U.S. patent application with respect to TC-5619 specifically and to a particular salt form of TC-5619 that, if issued, would expire in 2028. In addition, we have pending U.S. and foreign patent applications with respect to AZD1446 that, if issued, would expire in 2027. Royalty rates are subject to reduction under the agreement in specified circumstances, including in any country if the licensed compound is no longer subject to adequate patent protection in that country or if AstraZeneca licenses patent rights from any third party under circumstances in which the product that we license to AstraZeneca might infringe the third party’s patent rights.

Research Collaboration and Fees. The agreement provides for a research collaboration, which began in January 2006 and under which we and AstraZeneca are conducting research designed to discover and develop additional compounds that, like AZD3480, act on the a4ß2 NNR as treatments for conditions characterized by cognitive impairment. Under the agreement, AstraZeneca pays us research fees based on an agreed reimbursement rate for research services rendered by us in the collaboration, subject to specified limits. AstraZeneca has the right to exclusively license a specified number of these compounds, together with metabolites of these compounds and derivatives and other compounds related to these compounds that meet specified criteria, for the same indications for which AstraZeneca has development and commercialization rights for AZD3480. Under the agreement, for each compound discovered and developed as part of the research collaboration, we are eligible to receive additional payments of up to $75 million, contingent upon the achievement of development, regulatory, first commercial sale and first detail milestones for a single indication, additional contingent payments based on the achievement of milestones for additional indications and stepped royalties on any future product sales. The planned term of the research collaboration is four years and is scheduled to expire in January 2010. The term of the research collaboration can be extended by mutual agreement.

Development and Commercialization Costs. AstraZeneca is responsible for the clinical development and commercialization of AZD3480, AZD1446 and any other compounds that arise from the research collaboration that it elects to advance and for substantially all current and future development costs, except for the ongoing exploratory Phase 2 trial of AZD3480 in adults with ADHD. We have the option to co-promote AZD3480, AZD1446 and any other compounds that arise from the research collaboration that are selected for advancement to specified classes of specialist physicians in the United States. If we exercise our co-promotion option, AstraZeneca is required to provide training to our sales force and compensate us for our detailing efforts following regulatory approval. If, following our completion of an agreed development plan for TC-5619 that includes a planned Phase 2 clinical proof of concept trial, AstraZeneca elects to license rights to TC-5619, AstraZeneca would assume responsibility for and fund all future development and commercialization of TC-5619.

Exclusivity Rights and Restrictions. Neither we nor AstraZeneca are permitted outside of the collaboration to develop or commercialize compounds that act on the a4ß2 NNR and meet pre-defined criteria for Alzheimer’s disease, cognitive dysfunction in schizophrenia, ADHD, other conditions characterized by cognitive impairment for which AstraZeneca has development and commercialization rights under the agreement or schizophrenia. This restriction on AstraZeneca lapses 30 months after the end of the research term. This restriction on us will lapse if AstraZeneca commences clinical development outside of the collaboration for a compound that acts on the a4ß2 NNR and meets pre-defined criteria.

With respect to any compound that meets pre-defined criteria for any NNR other than the a4ß2 NNR, at the time the compound has completed the preclinical testing necessary to initiate clinical development, we are entitled to offer to AstraZeneca the right to develop and commercialize it for any indication for which AstraZeneca has development and commercialization rights under the agreement. As an example, we made such an offer with respect to TC-5619, which led to AstraZeneca’s future right to license TC-5619. If we do not offer this right to AstraZeneca for a compound that meets pre-defined criteria for any NNR other than the a4ß2 NNR, we are generally not permitted to develop or commercialize the compound for any indication for which AstraZeneca has development and commercialization rights under the agreement.

If we offer a compound to AstraZeneca, AstraZeneca could license the compound from us, together with metabolites of the compound and derivatives and other compounds related to the compound that meet specified criteria, on terms specified in the agreement. Alternatively, as in the case of TC-5619, AstraZeneca could negotiate a development plan with us pursuant to which we would conduct development intended to provide a pre-defined indication of efficacy. AstraZeneca could license the compound from us after we complete the additional development. For each compound licensed by AstraZeneca through this process, we are eligible to receive an exercise fee and other payments contingent upon the achievement of development, regulatory, first commercial sale and first detail milestones, as well as stepped royalties on any future product sales. If AstraZeneca elects not to license the compound, we are permitted to develop and commercialize the compound for any indication, except that, if we had offered the compound to AstraZeneca for schizophrenia, we will not be able to develop or commercialize the compound for any cognitive disorder. The agreement limits the number of compounds that we are permitted to offer to AstraZeneca through this process. We are generally not permitted to develop or commercialize compounds that meet pre-defined criteria for any NNR for any indication for which AstraZeneca has development and commercialization rights under the agreement except through this process.

We are also entitled to offer to AstraZeneca the right to develop and commercialize (1) any compound for which AstraZeneca has development and commercialization rights for specified indications under the agreement, or (2) any other compound that meets pre-defined criteria for cognitive activity, is in the same chemical family and acts on the same NNR or NNRs as any compound for which AstraZeneca has development and commercialization rights for specified indications under the agreement, for any indication for which AstraZeneca does not have development and commercialization rights under the agreement. If we do not offer this right to AstraZeneca, we are not permitted to develop or commercialize the compound.

If AstraZeneca commences clinical development outside of the collaboration of a compound that acts on any NNR other than the a7 NNR and meets other pre-defined criteria, the restriction on our right to develop and commercialize compounds that meet pre-defined criteria for any NNR, other than the a 4ß2 NNR, for any indication for which AstraZeneca has development and commercialization rights under the agreement will lapse.

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

Research and Early Development. Under the agreement, we have agreed, for specified periods of time and at our sole expense, to use diligent efforts to conduct research activities designed to discover product candidates that target specified NNR subtypes, to develop the product candidate identified as the lead for each therapeutic focus area through a Phase 2 clinical proof of concept trial and to develop up to two other product candidates for each therapeutic focus area to a specified stage of preclinical development. We are eligible to receive contingent milestone payments from GlaxoSmithKline as we advance product candidates in each therapeutic focus area through preclinical and Phase 1 clinical development. Our research and development activities in the alliance are overseen by a joint steering committee comprised of representatives of both us and GlaxoSmithKline.

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

Payment Terms. Upon execution of the agreement, GlaxoSmithKline made payments to us of $35 million, which included a non-refundable initial payment of $20 million and the purchase of 1,275,502 shares of our common stock for an aggregate purchase price of $15 million. As of February 28, 2009, we had received an additional $7.5 million based on achievement of discovery and development milestones under the agreement. We are also eligible to receive other payments of up to $1.5 billion, contingent on the achievement of specified discovery, development, regulatory and commercial milestones in five therapeutic focus areas of the alliance, as well as stepped double-digit royalties on any sales achieved for products licensed by GlaxoSmithKline. The amounts that we are eligible to receive include up to $16 million in each of the five therapeutic areas, contingent upon the achievement of specified milestones prior to Phase 2 clinical proof of concept.

With respect to each product licensed from us by GlaxoSmithKline that, at the time of first commercial sale in a particular country, is covered by an issued Targacept patent with adequate scope under the agreement, GlaxoSmithKline’s royalty obligation with respect to sales of the product in the country generally would terminate upon the later of the expiration of the last Targacept patent with adequate scope or 15 years after the first commercial sale of the product in the country. The royalty rate payable to us would be subject to reduction in specified circumstances under the agreement, including in any country if the product is no longer covered by a patent with adequate scope under the agreement in that country or if GlaxoSmithKline licenses patent rights from any third party in circumstances in which such license is reasonably considered necessary to avoid the infringement of the third-party patent rights.

Exclusivity. We have agreed that, with respect to each of the therapeutic focus areas of the alliance, for so long as we are required under the agreement to conduct research activities in the therapeutic focus area or for so long thereafter as there are any product candidates in development or being commercialized in the alliance in the therapeutic focus area, we will work in the therapeutic focus area exclusively with GlaxoSmithKline with respect to product candidates with activity derived from binding to NNRs. We have also agreed to work exclusively with GlaxoSmithKline with respect to product candidates that target the NNR subtypes specified for each therapeutic focus area under the agreement and with respect to product candidates with substantially the same mechanism of action, as defined in the agreement, as product candidates being developed or commercialized in the alliance, in each case for a specified period of time. Some or all of our exclusivity obligations would expire if GlaxoSmithKline were to in-license from a third party a product candidate with NNR-derived activity for a therapeutic focus area of the alliance. GlaxoSmithKline has agreed for a specified period of time not to conduct internal activities for any of the alliance’s therapeutic focus areas with respect to product candidates that target the NNR subtypes specified under the agreement for such therapeutic focus area.

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

Patents and Proprietary Rights

We actively seek to protect the proprietary technology that we consider important to our business, including chemical species, compositions and forms, their methods of use and processes for their manufacture, as well as modified forms of naturally-expressed receptors, in the United States and other jurisdictions internationally that we consider key pharmaceutical markets. We also rely upon trade secrets and contracts to protect our proprietary information.

As of February 28, 2009, our patent estate included 70 patents issued in the United States, 46 patent applications pending in the United States and over 300 counterpart patents and patent applications in countries other than the United States. Our issued patents and pending patent applications in the United States include composition of matter coverage on a number of different structural families of compounds. The actual protection afforded by a patent varies from country to country and depends upon many factors, including the type of patent, the scope of its coverage and the availability of legal remedies in a particular country.

We consider the following United States patents that we own or license to be most important to the protection of our most advanced product candidates.

Product Candidate	Patent Scope	Patent Expiration

TC-5214	Pharmaceutical composition of S-mecamylamine	January 2020

	Methods of use of S-mecamylamine for neuropsychiatric disorders, including depression	February 2020

AZD3480 (TC-1734)	Composition of matter for AZD3480 (TC-1734)	July 2018

	Composition of matter for a family of compounds that includes AZD3480 (TC-1734)	April 2016

	Methods of use of a family of compounds that includes AZD3480 (TC-1734) for treatment and prevention of CNS disorders	February 2017

	Composition of matter for the preferred salt (p-hydroxybenzoate) of AZD3480	August 2026

TC-5619	Composition of matter for a family of compounds that includes TC-5619	August 2019

	Composition of matter for a racemic mixture that includes TC-5619	March 2019

TC-2216	Composition of matter for TC-2216 as well as a family of compounds that includes TC-2216	June 2023

In addition to these patents, we have later-expiring patents relating to some of these product candidates that cover a particular form or composition, use as part of combination therapy or method of preparation or use. These patents could provide additional or a longer period of protection. We also have patent applications pending that seek equivalent or substantially comparable protection for our product candidates in jurisdictions internationally that we consider key pharmaceutical markets.

The patent expiration dates referenced above do not reflect any potential patent term extension that we may receive under The United States Drug Price Competition and Patent Term Restoration Act of 1984, known as the Hatch-Waxman Act. The Hatch-Waxman Act generally permits a patent extension term of up to five years as compensation for patent term lost during the FDA regulatory review process. Patent extension cannot extend the remaining term of a patent beyond a total of 14 years. The patent term restoration period is generally one-half the time between the effective date of an investigational new drug application, or IND, and the submission date of a new drug application, or NDA, plus the time between the submission date and approval date of an NDA. Only one patent applicable to an approved drug is eligible for the extension, and the extension must be applied for prior to expiration of the patent. The United States Patent and Trademark Office, in consultation with the FDA, reviews and approves applications for patent term extension.

License Agreements

We consider the following license agreements to be important to our business.

University of South Florida Research Foundation

Pursuant to a license agreement with the University of South Florida Research Foundation, or USFRF, we hold an exclusive worldwide license under patents and patent applications owned by USFRF to develop and commercialize TC-5214, mecamylamine hydrochloride and other specified compounds. The licensed patents and patent applications include issued patents covering the pharmaceutical composition of TC-5214 and methods of use of each of TC-5214, the other enantiomer of mecamylamine hydrochloride and mecamylamine hydrochloride for the treatment of various disorders, including depression. Under the agreement, we are obligated to pay to USFRF:

•	an annual license fee until we or a sublicensee file an NDA or foreign equivalent for use of a product subject to the license to treat a neuropsychiatric disease or disorder;

•	an annual fee to maintain our right of first refusal to acquire rights under the licensed patents and patent applications beyond the scope of our current license;

•	royalties on net sales of products subject to the license or, if less, a percentage of royalties that we receive from a sublicensee;

•	aggregate payments of up to $200,000 based on the achievement of specified regulatory milestones; and

•	a percentage of other amounts that we receive from a sublicensee.

The aggregate annual license fees are creditable, up to a specified amount per year, against future royalties.

We are required to use commercially reasonable efforts to develop or to market and sell one or more products subject to the license. In particular, we are required to spend a specified minimum amount on research and development of products subject to the license each year until we or a sublicensee file an NDA or foreign equivalent for use of a product subject to the license to treat a neuropsychiatric disease or disorder. If USFRF believes that we are not meeting our diligence obligation, it is entitled to terminate the agreement following a cure period. If we do not agree with USFRF’s determination and specified initial dispute resolution procedures are unsuccessful, we can submit the matter to binding arbitration. In addition, if we or a sublicensee do not file an NDA or foreign equivalent for use of a product subject to the license to treat a neuropsychiatric disease or disorder on or before December 31, 2012, USFRF can make our license nonexclusive.

We may terminate the agreement at any time. USFRF may terminate the agreement if we fail to make a required royalty payment when due, or commit a material breach of the agreement, and do not cure the failure or breach within specified cure periods. If not earlier terminated, the agreement will terminate upon expiration of the last to expire of the licensed patent rights that includes a valid claim.

Yale University

Pursuant to an exclusive license agreement with Yale University, we hold an exclusive worldwide license to pending patent applications owned by Yale. The licensed patent applications include a pending U.S. application that, if issued in the future as a patent, could potentially cover the use of TC-5214 and mecamylamine hydrochloride, or other compounds classified as nicotinic antagonists, as an augmentation to other treatments for mood disorders, including major depressive disorder. Under the agreement, we are obligated to pay to Yale:

•	an issuance fee that is conditional upon the issuance of a licensed patent in the United States that meets specified conditions;

•	aggregate payments of up to $1.5 million for each product subject to the license for which specified regulatory and first commercial sale milestones are achieved;

•	royalties on net sales of products subject to the license, subject, following the first launch of a product subject to the license, to specified annual minimum amounts; and

•	a percentage of certain amounts received from a sublicensee of the licensed patent rights if the sublicense is not combined with a license to other patent rights owned or licensed by us or with an agreement by us to collaborate to discover, research, develop or commercialize compounds or products for therapeutic use in humans.

We are required to use reasonable commercial efforts to develop at least one product subject to the license for commercialization in the United States. We may terminate the agreement upon 30 days notice to Yale. Yale may terminate the agreement if we fail to make a required payment when due, or commit a material breach of the agreement, and do not cure the failure or breach within a specified cure period or if we notify Yale that we are finally abandoning our exploitation and intended exploitation of products subject to the license. If not earlier terminated, the agreement will expire upon expiration of the last to expire of the licensed patent rights that includes a valid claim.

University of Kentucky Research Foundation

Pursuant to a sponsored research agreement, the University of Kentucky Research Foundation, or UKRF, agreed to assign to R.J. Reynolds Tobacco Company UKRF’s rights to inventions that resulted in patents related to AZD3480. These patents were subsequently assigned by RJR to us in August 2000. Under the sponsored research agreement and a subsequent license agreement with UKRF, we are obligated to pay royalties to UKRF based on amounts received from any licensee of these patents, including AstraZeneca.

Trade Secrets

In addition to patents, we rely upon unpatented trade secrets and know-how and continuing technological innovation to develop and maintain our competitive position. For example, we maintain Pentad as an unpatented trade secret. We seek to protect our proprietary information, in part, by using confidentiality agreements with our commercial partners, collaborators, employees and consultants and invention assignment agreements with our employees.

Sales and Marketing

We currently have limited sales and distribution capabilities and limited experience in marketing and selling pharmaceutical products. Our current strategy is to selectively seek alliances and collaborations for target indications for which our potential collaborator has particular expertise or that involve large primary care markets that must be served by large sales and marketing organizations. In entering into these alliances and collaborations, our goal will generally be to maintain co-promotion or co-commercialization rights in the United States and, in some cases, other markets. In order to implement our strategy successfully, we must develop a specialized sales and marketing organization with sufficient technical expertise.

Inversine is distributed by Cord Logistics, Inc., a Cardinal Health company, pursuant to an exclusive distribution agreement. Our agreement with Cord Logistics is terminable by either party at the end of each contract year upon 90 days prior notice or at any time upon 180 days notice. We paid Cord Logistics approximately $170,000 in 2008, $180,000 in 2007 and $150,000 in 2006.

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

We are able to manufacture the quantities of our product candidates necessary for relatively short preclinical studies ourselves. However, we do rely and expect to continue to rely on a number of contract manufacturers to produce enough of our product candidates for use in more lengthy preclinical research. We also depend on these contract manufacturers to manufacture our product candidates in accordance with current good manufacturing practices, or cGMP, for use in clinical trials. We will ultimately depend on contract manufacturers for the manufacture of our products for commercial sale, as well as for process development. Contract manufacturers are subject to extensive governmental regulation.

Competition

Our industry is subject to rapid and intense technological change. We face, and will continue to face, worldwide competition from biotechnology, biopharmaceutical and pharmaceutical companies, research institutions, government agencies and academic institutions.

We also face substantial competition from therapies designed to target NNRs. Pfizer’s product Chantix, which is known outside of the United States as Champix, acts on several NNR subtypes as well as other molecular targets in the body. Chantix is approved as an aid for smoking cessation. In addition, we believe that several prominent pharmaceutical companies have product candidates that target NNRs in development, including as examples Roche, with a compound in Phase 2 for Alzheimer’s disease and cognitive impairment associated with schizophrenia (which we refer to as cognitive dysfunction in schizophrenia), and Abbott Laboratories, with one compound in Phase 2 for Alzheimer’s disease and ADHD, a second compound in Phase 2 for ADHD and two other compounds in Phase 1 for cognitive disorders or schizophrenia. Other companies that we believe have active NNR-based programs include AstraZeneca, Eli Lilly, Sanofi-Aventis, Wyeth, Bristol Myers Squibb, GlaxoSmithKline, Johnson & Johnson, Novartis, NeuroSearch A/S, Solvay, Servier, CoMentis, EnVivo Pharmaceuticals, Xytis and Galantos Pharma. We expect that we will face increased competition in the future if therapies that target NNRs are further validated and if companies initiate or expand programs focused on NNRs or otherwise enter the CNS market, whether independently or by alliance or acquisition.

In addition, there are several pharmaceutical companies in the United States and globally that currently market and sell drugs for indications that we are targeting. We believe that the primary competitive products for use in indications that we are currently targeting with our most advanced product candidates include:

•

for major depressive disorder, selective serotonin reuptake inhibitors such as Prozac from Eli Lilly, Paxil/Seroxar from GlaxoSmithKline, Zoloft from Pfizer, Celexa and Lexapro from Forest Laboratories, dual uptake inhibitors such as Effexor from Wyeth and Cymbalta from Eli Lilly, and, as an adjunctive treatment, the atypical antipsychotic Abilify from Bristol-Myers Squibb/Otsuka;

•

for mild to moderate Alzheimer’s disease, acetylcholinesterase inhibitors such as Aricept from Pfizer/Eisai, Razadyne from Johnson & Johnson and Exelon from Novartis; in addition, Namenda from Forest Laboratories, which acts by regulating the neurotransmitter glutamate, is marketed for moderate to severe Alzheimer’s disease; and

•

for ADHD, stimulants such as Adderall XR and Vyanase from Shire, Concerta from Johnson & Johnson and Ritalin LA from Novartis, and Strattera, a non-stimulant acting as a norepinephrine reuptake inhibitor, from Eli Lilly.

There is currently no approved product for cognitive dysfunction in schizophrenia.

Many of these products have well-known brand names, are distributed by large pharmaceutical companies with substantial resources, have achieved widespread acceptance among physicians and patients and are or may become available in lower priced generic form. Furthermore, pharmaceutical, biopharmaceutical and biotechnology companies are currently developing additional treatments for the indications that we are targeting that may be approved for marketing and sale prior to any approval of our product candidates.

We expect to compete based upon, among other things, the efficacy and favorable side effect profiles of our products. Our ability to compete successfully will depend on our continued ability to attract and retain skilled and experienced scientific, clinical development and executive personnel, to identify and develop viable product candidates into products and to exploit these products commercially before others are able to develop competitive products. In addition, our ability to compete may be affected by insurers and other third-party payors favoring the use of lower priced generic products over branded products.

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

From time to time, legislation is drafted, introduced and passed by the U.S. Congress that could significantly change the statutory provisions governing the approval, manufacturing and marketing of products regulated by the FDA. For example, the Food and Drug Administration Amendments Act of 2007, or FDAAA, gives the FDA the authority to require post-market studies and clinical trials, labeling changes based on new safety information and compliance with a risk evaluation and mitigation strategy approved by the FDA. Failure to comply with any requirements under FDAAA may result in significant penalties. FDAAA also authorizes significant civil money penalties for the dissemination of false or misleading direct-to-consumer advertisements, allows the FDA to require companies to submit direct-to-consumer television drug advertisements for FDA review prior to public dissemination and expands the clinical trial registry so that sponsors of all clinical trials, except for Phase 1 trials, are required to submit certain clinical trial information for inclusion in the clinical trial registry data bank. In addition to the impact of new legislation, FDA regulations and guidance are often revised or reinterpreted in ways that may significantly affect our business and our product candidates.

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

The Medicare Prescription Drug, Improvement, and Modernization Act of 2003, or the MMA, imposes requirements for the distribution and pricing of prescription drugs for Medicare beneficiaries, and expands the prescription drug benefit under Medicare Part D. Under Part D, Medicare beneficiaries may enroll in prescription drug plans offered by private entities, which will provide coverage of outpatient prescription drugs. Part D plans include both stand-alone prescription drug benefit plans and prescription drug coverage as a supplement to Medicare Advantage plans. Unlike Medicare Part A and B, Part D coverage is not standardized. Part D prescription drug plan sponsors are not required to pay for all covered Part D drugs, and each drug plan can develop its own drug formulary that identifies which drugs it will cover and at what tier or level. However, Part D prescription drug formularies must include drugs within each therapeutic category and class of covered Part D drugs, although not necessarily all the drugs in each category or class. Any formulary used by a Part D prescription drug plan must be developed and reviewed by a pharmacy and therapeutic committee.

It is not clear what long-term effect the MMA will have on the prices paid for currently approved drugs and the pricing options for newly approved drugs. Government payment for some of the costs of prescription drugs may increase demand for any of our products for which we receive marketing approval. However, any negotiated prices for our products covered by a Part D prescription drug plan will likely be lower than the prices we might otherwise obtain. Moreover, while the MMA applies only to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policy and payment limitations in setting their own payment rates. Any reduction in payment that results from the MMA may result in a similar reduction in payments from non-governmental payors.

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

Employees

As of February 28, 2009, we had 113 full-time employees, 43 of whom are Ph.D.s, M.D.s or both, and one part-time employee. Our management believes that relations with our employees are good. None of our employees is represented under a collective bargaining agreement.

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

Our internet address is www.targacept.com. The information contained on, or that can be accessed through, our website is not incorporated by reference into this annual report. We have included our website address as a factual reference and do not intend it as an active link to our website. Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and all amendments to those reports, are available to you free of charge through the Investor Relations page of our website as soon as reasonably practicable after such materials have been electronically filed with, or furnished to, the SEC.

Our trademarks include Targacept®, Inversine®, Pentad™, NNR Therapeutics™, TRIDMAC™ and Amplixa™. Other service marks, trademarks and trade names appearing in this annual report are the properties of their respective owners.

Item 1A.	Risk Factors.

Risks Related to Our Financial Results and Need for Additional Financing

We have a substantial accumulated deficit and anticipate that we will incur substantial losses for the foreseeable future. We may never sustain profitability.

We were incorporated in 1997 and operated as a wholly owned subsidiary of R.J. Reynolds Tobacco Company until August 2000. We have a limited operating history. As of December 31, 2008, we had an accumulated deficit of $189.9 million. We had net loss of $25.7 million for the year ended December 31, 2008, net loss of $28.1 million for the year ended December 31, 2007 and net income of $2.1 million for the year ended

December 31, 2006. Our losses have historically resulted principally from costs incurred in connection with our research and development activities, including clinical trials, and from general and administrative expenses associated with our operations. We expect to incur substantial losses for the foreseeable future as our clinical-stage and preclinical product candidates advance through the development cycle, as we progress our programs in the therapeutic focus areas of our alliance with GlaxoSmithKline and product candidates arising from our preclinical research collaboration with AstraZeneca and as we invest in additional product opportunities and research programs and expand our research and development infrastructure. As a result, we will need to generate significant revenues to pay these expenses.

We derived a substantial portion of our revenue for 2008 and 2007 from our collaboration with AstraZeneca and our alliance with GlaxoSmithKline. We expect that a substantial portion of our revenue in the next few years will depend on the following:

•

whether AstraZeneca determines to continue development of AZD3480 in either or both of Alzheimer’s disease and ADHD following completion of the ongoing exploratory Phase 2 trial in adults with ADHD and, if AstraZeneca determines to continue development, the successful achievement of milestone events in such development under our agreement;

•	the successful achievement of research and development-related milestone events under our agreement with GlaxoSmithKline;

•	whether, following our completion of a planned Phase 2 clinical trial of TC-5619, AstraZeneca exercises its right to license TC-5619;

•	for 2009, our conduct of research in our preclinical research collaboration with AstraZeneca; and

•	whether we establish additional strategic alliances, collaborations and licensing or other arrangements on terms favorable to us.

As of February 28, 2009, we had one source of product revenue, Inversine. We acquired the rights to Inversine in August 2002. Sales of Inversine generated net revenue of only $718,000 for the year ended December 31, 2008, $518,000 for the year ended December 31, 2007 and $585,000 for the year ended December 31, 2006. Inversine is approved in the United States for the management of moderately severe to severe essential hypertension and uncomplicated cases of malignant hypertension, which are high blood pressure disorders. However, we believe that the substantial majority of Inversine sales have historically been derived from prescriptions written by a very limited number of physicians for the treatment of neuropsychiatric disorders, such as Tourette’s syndrome, autism and bipolar disorder, in children and adolescents. As a result of increased FDA fees and declining prescriptions for Inversine, we expect that we may discontinue sales of Inversine as soon as the second half of 2009. Even if we do not elect to discontinue sales of Inversine, we do not expect that sales of Inversine will increase substantially in the future.

If we are unable to develop and commercialize any of our product candidates, if development is delayed or if revenue from sales of any product candidate that receives marketing approval is insufficient, we may not be profitable. Even if we are profitable for any particular period, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

We will require substantial additional capital and our failure to obtain additional capital when needed could force us to delay, reduce or eliminate our product development programs or future commercialization efforts.

In the foreseeable future, we will require substantial additional capital in order to continue to conduct the research and development and clinical and regulatory activities necessary to bring our product candidates to market or, where applicable for a particular product candidate, to the stage of development when a current or potential future collaborator of ours may assume responsibility under the terms of the applicable agreement for funding further development and subsequent commercialization and to establish marketing and sales capabilities. Our future capital requirements are difficult to forecast and will depend on many factors, including:

•

the results of the ongoing exploratory Phase 2 trial of AZD3480 in adults with ADHD and the decision by AstraZeneca whether to conduct additional development of AZD3480 in either or both of Alzheimer’s disease and ADHD;

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

•

the extent to which we retain development and commercialization rights or responsibilities for our product candidates that are not subject to our collaboration with AstraZeneca or our alliance with GlaxoSmithKline and incur associated development and manufacturing costs and costs to establish sales and marketing functions;

•	our ability to establish strategic alliances, collaborations and licensing or other arrangements on terms favorable to us;

•	the costs, timing and outcomes of regulatory reviews or other regulatory actions;

•	the number and characteristics of product candidates that we pursue;

•	the costs of preparing, filing and prosecuting patent applications and maintaining, enforcing and defending intellectual property-related claims;

•	the costs of manufacturing-related services for our product candidates in clinical and late preclinical development;

•	the rate of technological advancements for the indications that we target;

•	the costs to satisfy our obligations under existing and potential future alliances and collaborations;

•	the timing, receipt and amount of sales or royalties, if any, from our potential products; and

•	the extent and scope of our general and administrative expenses.

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

Our plans provide for us to continue, either alone or with a collaborator, to advance our product candidates through the development process. We do not expect our existing capital resources to be sufficient to enable us to fund the completion of the development of any of our product candidates. We currently expect that our existing capital resources will enable us to fund our operations at least through the first half of 2011. However, our operating plan may change as a result of many factors, including those described above, and we may need additional funds sooner than planned to meet operational needs and capital requirements for product development and commercialization. It is likely that our ability to raise funds in the foreseeable future will be adversely impacted by recent deterioration in the U.S. and global financial markets, and additional funds may not be available when we need them on terms that are acceptable to us, or at all. If adequate funds are not available on a timely basis, we may:

•	terminate, delay or downsize clinical trials or manufacturing or other development activities for one or more of our product candidates;

•	delay our establishment of sales and marketing capabilities or other activities that may be necessary to commercialize our product candidates; or

•	curtail significant drug development programs that are designed to identify new product candidates.

The planned four-year term of our preclinical research collaboration with AstraZeneca, from which we derive research fee revenue, expires in January 2010.

We and AstraZeneca are conducting a preclinical research collaboration under our agreement that is designed to discover and develop additional compounds that, like AZD3480, act on the a4ß2 NNR as treatments for conditions characterized by cognitive impairment. Under the agreement, AstraZeneca pays us research fees based on an agreed reimbursement rate for research services rendered by us in the preclinical research collaboration, subject to specified limits. The agreement provides for a planned four-year research term, which began in January 2006 and is scheduled to expire in January 2010.

We have received an aggregate of $20.5 million in research fees from AstraZeneca as of December 31, 2008, and research fee revenue generated from the preclinical research collaboration represented 44% of our net operating revenues for the year ended December 31, 2008, 60% of our net operating revenues for the year ended December 31, 2007 and 17% of our net operating revenues for the year ended December 31, 2006. Expiration of the research term of the preclinical research collaboration could have a negative impact on our future net operating revenues.

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

We are conducting a Phase 2b trial of TC-5214 as an augmentation treatment for major depressive disorder and we and AstraZeneca are conducting an exploratory Phase 2 trial of AZD3480 in adults with ADHD. In 2008, AstraZeneca completed two Phase 2b clinical trials of AZD3480, one in mild to moderate Alzheimer’s disease and one in cognitive dysfunction in schizophrenia. We have completed multiple Phase 1 clinical trials of TC-5619. Our ability to generate product or royalty revenue over the next few years will depend heavily on the successful development and commercialization of TC-5214, AZD3480 and TC-5619. Except for AZD1446, which is currently in Phase 1 clinical development, our other product candidates are in various stages of preclinical development.

Any of our product candidates could be unsuccessful if it:

•	does not demonstrate acceptable safety and efficacy in preclinical studies or clinical trials or otherwise does not meet applicable regulatory standards for approval;

•	does not offer therapeutic or other improvements over existing or future drugs used to treat the same condition;

•	is not capable of being produced in commercial quantities at acceptable costs; or

•	is not accepted in the medical community and by third-party payors.

We do not expect any of our current product candidates to be commercially available for at least the next several years, if at all. If we are unable to make our product candidates commercially available, we will not generate substantial product revenue and we will not be successful.

Favorable results in clinical trials of AZD3480 in a condition characterized by one degree of cognitive impairment may not be predictive of favorable results in clinical trials of AZD3480 in a condition characterized by more severe cognitive impairment or in cognitive impairment resulting from a different condition.

Clinical trials of AZD3480 that have been completed in different indications have generated a range of efficacy results. In Phase 2 trials of AZD3480 that we previously conducted in age associated memory impairment, or AAMI, and mild cognitive impairment, or MCI, AZD3480 demonstrated positive effects on some measures of cognition. In a larger Phase 2 trial of AZD3480 that we subsequently conducted in AAMI, we achieved statistically significant results in favor of AZD3480 on the trial’s three co-primary efficacy endpoints. In a Phase 2b trial of AZD3480 in mild to moderate Alzheimer’s disease completed by AstraZeneca in 2008, known as the Sirocco trial, the results were inconclusive. Neither the active comparator used in the trial, donepezil, nor AZD3480 met the criteria for statistical significance on the primary outcome measure in the Sirocco trial. In a separate Phase 2b trial in cognitive dysfunction in schizophrenia of AZD3480 also completed by AstraZeneca in 2008, known as the HALO trial, AZD3480 did not meet the trial’s criteria for statistical significance on the primary outcome measures.

We and AstraZeneca are conducting an ongoing exploratory Phase 2 trial of AZD3480 in adults with ADHD. Neither we nor AstraZeneca has previously conducted any clinical trial of AZD3480 in adults with ADHD. Those findings from any of the completed Phase 2 trials of AZD3480 in AAMI, MCI or mild to moderate Alzheimer’s disease that were favorable were not predictive of the effects of AZD3480 in persons with schizophrenia in the HALO trial and may not be predictive of the effects of AZD3480 in adults with ADHD. Moreover, even if the outcome of the exploratory Phase 2 trial of AZD3480 in adults with ADHD is favorable, the results may not be predictive of the results of any future clinical trials of AZD3480 in ADHD, Alzheimer’s disease or any other indication.

If AstraZeneca determines to conduct additional clinical development of AZD3480 in Alzheimer’s disease or ADHD but future trials are not successful, we and AstraZeneca will not in the future obtain the regulatory approvals required to market AZD3480 for Alzheimer’s disease or ADHD even with favorable results in completed or any future trials of AZD3480 in any other indication.

If AstraZeneca determines to conduct additional clinical development in Alzheimer’s disease but future trials do not establish the safety and efficacy of AZD3480 as a treatment for Alzheimer’s disease, we and AstraZeneca will not in the future obtain the regulatory approvals required to market AZD3480 for Alzheimer’s disease even with favorable results in completed or any future trials of AZD3480 in any other indication. Likewise, if AstraZeneca determines to conduct additional clinical development in ADHD but future trials do not establish the safety and efficacy of AZD3480 as a treatment for ADHD, we and AstraZeneca will not in the future obtain the regulatory approvals required to market AZD3480 for ADHD even with favorable results in completed or any future trials of AZD3480 in any other indication.

AZD3480 is metabolized at a different rate by extensive metabolizers through its primary metabolic pathway than it is by intermediate or poor metabolizers. Metabolism of a drug refers to a process in which a drug is broken down and then eliminated from the body. The means by which the body metabolizes a drug is referred to as the metabolic pathway. Due to genetic differences, individuals can metabolize drugs through the same metabolic pathway at different rates. Drugs that are metabolized through a particular metabolic pathway may remain in the body at higher concentrations and for longer periods of time in people who are poor or slow metabolizers than in people who are intermediate or extensive or rapid metabolizers through that metabolic pathway. As a result, a drug that is determined to be safe when metabolized efficiently by an extensive metabolizer may not be safe when metabolized inefficiently by a poor metabolizer.

The results of AstraZeneca’s Sirocco trial were inconclusive and therefore did not establish definitively a dose range in which AZD3480 has positive medical effects in persons with Alzheimer’s disease. Also, the ongoing exploratory Phase 2 trial in adults with ADHD is the first time AZD3480 has been studied in persons with ADHD and any dose range in which AZD3480 may have positive medical effects in persons with ADHD has not been established. In both the Sirocco and HALO trials, AstraZeneca limited the highest dose evaluated in some of the trial subjects based on their individual metabolisms being slow. If AstraZeneca determines to conduct further clinical development of AZD3480 in Alzheimer’s disease or ADHD and similarly limits the highest dose evaluated in future trials based on individual slow metabolisms, and if the doses at which AZD3480 are evaluated in the future trials are not within the dose range that would have positive medical effects in persons with Alzheimer’s disease or ADHD, the future trials will not be successful. Moreover, it is possible that, even if any future trials establish a dose range in which positive medical effects are achieved in persons with Alzheimer’s disease or ADHD and we or AstraZeneca receive in the future the regulatory approvals required to market and sell AZD3480, the FDA or other applicable regulatory authorities could limit the patient population for which AZD3480 is approved to those who are extensive or intermediate metabolizers through the primary metabolic pathway of AZD3480 if the effective dose range is not sufficiently low to be determined safe in poor or slow metabolizers. If the FDA or other applicable regulatory authorities limit the patient population for which AZD3480 is approved in this manner, the commercial potential of AZD3480 could be materially and adversely affected.

If favorable results of our completed clinical trial of mecamylamine hydrochloride as an augmentation treatment for major depressive disorder are not predictive of the results of our ongoing and potential future clinical trials of TC-5214 as an augmentation treatment for major depressive disorder, we will not obtain the regulatory approvals required to market and sell TC-5214.

TRIDMAC is a treatment combination comprised of mecamylamine hydrochloride as an augmentation treatment to citalopram hydrobromide. In our completed Phase 2 clinical trial of TRIDMAC in major depressive disorder, we achieved a statistically significant result in favor of TRIDMAC on one of two co-primary endpoints in the trial, group mean change from baseline on the Hamilton Depression Rating Scale, or HAM-D, on an intent to treat basis and a strong trend in favor of TRIDMAC on a per protocol basis. The result on the other co-primary endpoint, achievement of remission, favored the TRIDMAC group over the placebo group, although this result was not statistically significant.

We are developing TC-5214 in lieu of further development of mecamylamine hydrochloride and are conducting an ongoing Phase 2b clinical trial of TC-5214 as an augmentation treatment to citalopram hydrobromide for major depressive disorder. Mecamylamine hydrochloride is a racemate and TC-5214 is one of the enantiomers of mecamylamine. A racemate is a mixture of two different enantiomers that are mirror images of each other and have the same chemical but potentially different biological properties. Single enantiomers may cause a different biological response, have different pharmacokinetic properties or have different degrees of toxicity, in each case as compared to each other or to the racemate that is comprised of both enantiomers. Consequently, the favorable results in our completed trial of TRIDMAC may not be predictive of the results in our ongoing trial of TC-5214 or in any future clinical trial of TC-5214 that we may conduct.

In addition, although we consider the trial designs of our completed trial of TRIDMAC and our ongoing trial of TC-5214 in major depressive disorder to be similar, they are not identical. For example, subjects in our completed Phase 2 clinical trial of TRIDMAC received citalopram for six weeks in the first phase of the trial and subjects in our ongoing Phase 2b clinical trial of TC-5214 receive citalopram for eight weeks in the first phase of the trial. Also, in our completed Phase 2 clinical trial of TRIDMAC, we used HAM-D to determine the extent of therapeutic response in the first phase of the trial. In our ongoing trial of TC-5214, we use the Montgomery-Asburg Depression Rating Scale to determine the extent of therapeutic response in the first phase of the trial. It is possible that either of these differences, or any other difference between the two trial designs, could impact the likelihood that the favorable results in our completed trial of TRIDMAC will be predictive of similar results in our ongoing trial of TC-5214.

Even if the outcome of our Phase 2b clinical trial of TC-5214 as an augmentation treatment for major depressive disorder is favorable, our initiation of Phase 3 development may be delayed, which could have an adverse effect on the overall development timeline for TC-5214, our receipt of revenue from potential product sales of TC-5214 or our ability to secure a collaboration or alliance with respect to TC-5214.

In light of the unsuccessful results of AstraZeneca’s HALO trial in persons with schizophrenia completed in 2008, the uncertainty of whether AstraZeneca will determine to continue development of AZD3480 in either or both of Alzheimer’s disease and ADHD and the unfavorable conditions in the global credit and financial markets and unfavorable financing environment that currently exist, we designed our operating plan for 2009 to extend the period that our current resources are expected to enable us to meet our operating requirements. In particular, we plan to defer incurring expenses related to the production of clinical trial material for potential Phase 3 clinical trials for TC-5214 until completion of the ongoing Phase 2b clinical trial of TC-5214 as an augmentation treatment for major depressive disorder and contingent on a favorable outcome in that Phase 2b trial. As a result, if the outcome of the ongoing trial of TC-5214 is favorable and we advance TC-5214 into Phase 3 clinical development, initiation of Phase 3 clinical development may be delayed to enable the production of clinical trial material. A delay in the initiation of Phase 3 development could extend our overall development timeline or increase our development costs for TC-5214, delay our receipt of revenue from potential product sales or have an adverse effect on our ability to establish a strategic alliance, collaboration or licensing or other arrangement with respect to TC-5214 on terms favorable to us.

If we do not obtain the regulatory approvals required to market and sell our product candidates, our ability to generate product revenue will be materially impaired and our business will not be successful.

The preclinical laboratory testing, development, manufacturing and clinical trials of product candidates that we develop, whether independently or in collaboration with a third party, as well as their distribution, sale and marketing, are regulated by the FDA and other federal, state and local governmental and regulatory authorities in the United States and by similar agencies in other countries. We or a collaborator of ours must receive regulatory approval of each product candidate before we or the collaborator can market and sell it. We have only limited experience in pursuing regulatory approvals. Securing FDA approval requires the submission of extensive preclinical and clinical data and information about the chemistry and manufacture of, and control procedures for, each potential product. In addition, the supporting information submitted to the FDA must establish the safety and efficacy of the product candidate for each indicated use. The drug development and marketing approval process takes many years, requires the expenditure of substantial resources, is subject to delays and can vary substantially based upon the type, complexity and novelty of the product candidates involved. In addition to the time and expense involved, the process is uncertain and we and our collaborators may never receive the required regulatory approvals. In addition, the FDA, the U.S. Congress or foreign governmental or regulatory authorities may from time to time change approval policies or adopt new laws or regulations that could prevent or delay our receipt of required approvals. Even if we or a collaborator of ours receives regulatory approval to market a particular product candidate, the approval will be subject to limitations on the indicated uses for which it may be marketed and may not permit labeling claims that are necessary or desirable for its promotion.

A Phase 1 clinical trial program typically takes several months to complete, a Phase 2 clinical trial program typically takes several months to two years to complete and a Phase 3 clinical trial program typically takes one to four years to complete. Moreover, Phase 3 clinical trials may not follow successful completion of Phase 2 clinical trials directly, as additional non-clinical assessments or clinical trials may first be required. Industry sources have reported that the preparation and submission of an NDA, which is required for regulatory approval in the United States, generally takes six months to one year to complete after completion of pivotal clinical trials. However, additional clinical trials may be required by the FDA or foreign regulatory authorities following completion of pivotal clinical trials and prior to seeking approval. The Pharmaceutical Research and Manufacturers of America has reported that only one out of five product candidates that enter clinical trials will ultimately be approved by the FDA for commercial sale.

The FDA may delay, limit or deny approval of any of our product candidates for many reasons. For example:

•	clinical trial results may indicate that the product candidate is not safe or effective;

•	the FDA may interpret our clinical trial results to indicate that the product candidate is not safe or effective, even if we or a collaborator of ours interprets the results differently; or

•	the FDA may deem the processes and facilities that we, our collaborators or our third-party manufacturers propose to use in connection with the manufacture of the product candidate to be unacceptable.

If we or a collaborator of ours obtains the requisite regulatory approval for a particular product candidate, the approval may not extend to all indications for which approval was sought, which could limit the use of the product and adversely impact our revenue.

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

To obtain the requisite regulatory approvals to market and sell any of our product candidates, we or a collaborator of ours must demonstrate, through extensive preclinical studies and clinical trials, that the product candidate is safe and effective in humans. The number of clinical trials required to obtain approval varies depending on the particular product candidate, the disease or condition for which it is in development and the regulations applicable to it. Preclinical studies and clinical trials are lengthy and expensive, difficult to design and implement and subject to a historically high rate of failure. The development of each of our product candidates involves significant risks at each stage of testing. A failure of one or more clinical trials of any of our product candidates could occur at any stage of testing. If we or a collaborator of ours experiences failures in our ongoing or future clinical trials, or if we or a collaborator of ours is not able to design clinical trials to establish the safety and efficacy of our product candidates and otherwise achieve the objectives of the trials, our product candidates may never be approved for sale or become commercially available.

We and our collaborators may not be able to obtain authority or approval from the FDA, other applicable regulatory authorities or the institutional review boards at our intended investigational sites to commence or complete our clinical trials. Before a clinical trial may commence in the United States, we or a collaborator of ours must submit an IND containing preclinical studies, chemistry, manufacturing, control and other information and a study protocol to the FDA. If the FDA does not object within 30 days after submission of the IND, then the trial may commence. If commenced, we or a collaborator of ours, the FDA, other applicable regulatory authorities or institutional review boards may delay, suspend or terminate clinical trials of a product candidate at any time if, among other reasons, we or they believe the subjects or patients participating in the clinical trials are being exposed to unacceptable health risks or for other reasons.

If we or a collaborator of ours does not prove in clinical trials that our product candidates are safe and effective, marketing approvals from the FDA and other applicable regulatory authorities will not be obtained. In particular, one or more of our product candidates may not exhibit the expected medical benefits in humans, may cause harmful side effects or may have other unexpected characteristics that preclude regulatory approval for any or all indications of use or limit commercial use if approved. For example, in the last two years, we ceased development of TC-2696, which we had been developing as a treatment for acute post-operative pain, following an unsuccessful Phase 2 clinical trial in third molar extraction patients and we and AstraZeneca announced that, following an unsuccessful Phase 2b trial, AZD3480 is not expected to progress into Phase 3 clinical trials for cognitive dysfunction in schizophrenia.

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

If positive results of completed preclinical studies or early clinical trials of our product candidates are not replicated in any future clinical trials, we will not obtain the regulatory approvals required to market and sell them.

Positive findings in preclinical studies of a product candidate may not be predictive of similar results in clinical trials in humans. In addition, positive results in early clinical trials of a product candidate may not be replicated in later clinical trials. For example, our previous Phase 2 clinical trials of AZD3480 in AAMI that we completed in March 2006 used three factors from the CDR test battery as co-primary efficacy endpoints and achieved statistically significant results in favor of AZD3480 on all of them. However, the CDR test battery was used as a secondary outcome measure in AstraZeneca’s Sirocco trial of AZD3480 in mild to moderate Alzheimer’s disease and the favorable findings from the AAMI trial on the CDR test battery were not replicated in the Alzheimer’s disease trial.

If clinical trials for our product candidates are prolonged or delayed, we would be unable to commercialize our product candidates on a timely basis, which would require us to incur additional costs and delay our receipt of any revenue from potential product sales.

We cannot predict whether we will encounter problems with any of our completed, ongoing or planned clinical trials that will cause us or any regulatory authority to delay or suspend those clinical trials or delay the analysis of data derived from them. Any of the following events, among others, could delay the completion of our ongoing and planned clinical trials and negatively impact our ability to obtain regulatory approval for, and to market and sell, a particular product candidate:

•	conditions imposed on us by the FDA or any foreign regulatory authority regarding the scope or design of our clinical trials;

•	delays in recruiting and enrolling subjects into clinical trials;

•

delays in obtaining, or our inability to obtain, required approvals from institutional review boards, ethics committees or other reviewing entities at clinical sites selected for participation in our clinical trials;

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

Clinical trials require sufficient subject enrollment, which is a function of many factors, including the size of the patient population, the nature of the trial protocol, the proximity of subjects to clinical sites, the availability of effective treatments for the relevant disease and the eligibility criteria for the clinical trial. Delays in subject enrollment can result in increased costs and longer development times. The failure to enroll subjects in a clinical trial could delay the completion of the clinical trial beyond our current expectations. In addition, the FDA or foreign regulatory authorities could require us or any of our current or potential future collaborators to conduct clinical trials with a larger number of subjects than projected for any of our product candidates. We or a collaborator of ours may not be able to enroll a sufficient number of subjects in a timely or cost-effective manner. Furthermore, enrolled subjects may drop out of clinical trials, which could impair the validity or statistical significance of those clinical trials.

We do not know whether any clinical trial of our product candidates will begin as planned, will need to be restructured or will be completed on schedule, if at all. Delays in our clinical trials will result in increased development costs for our product candidates. In addition, if our clinical trials are delayed, our competitors may be able to bring products to market before we do and the commercial viability of our product candidates could be limited.

Regulatory authorities may require more data for any of our product candidates than we currently anticipate, which could cause us to incur additional costs, extend our development timelines or delay our receipt of any revenue from potential product sales.

The FDA or other applicable regulatory authorities may require more preclinical or clinical data for any of our product candidates or more time to evaluate that data than we currently anticipate because drugs that act on NNRs are not a well established class of drugs or because of experiences with drugs that act on NNRs that are developed or marketed by third parties. In particular, in February 2008, the FDA issued a public health advisory with regard to Pfizer’s aid for smoking cessation product, Chantix, which acts on several NNR subtypes as well as other molecular targets in the body. The advisory noted an increasing likelihood of an association between Chantix and serious neuropsychiatric symptoms and described symptoms as including anxiety, nervousness, tension, depressed mood, unusual behaviors and thinking about or attempting suicide. In May 2008, the FDA updated its advisory and noted that Pfizer had updated the warnings and precautions section of the Chantix prescribing information, or labeling. All of our product candidates currently in development affect the activity of one or more NNR subtypes. If the FDA or any foreign regulatory authority determines that any adverse medical experiences associated with Chantix have relevance to one or more of our product candidates, it may require us or a collaborator of ours to generate more clinical data than we currently anticipate to establish the safety of the affected product candidate, which could increase the cost of the development program for the affected product candidate, extend the development timeline for the affected product candidate or delay our receipt of revenue from potential product sales of the affected product candidate.

Our product candidates will remain subject to ongoing regulatory review even if they receive marketing approval. If we or a collaborator of ours fails to comply with continuing regulations or if patients taking our products experience adverse health effects, we could lose these approvals or the sale of our products could be suspended or otherwise adversely affected.

Even if we or a collaborator of ours receives regulatory approval to market a particular product candidate, the approval could be conditioned on us conducting additional costly post-approval studies or could limit the indicated uses included in our labeling. Moreover, the product may later cause adverse medical experiences that limit or prevent its widespread use or commercial potential, force us or a collaborator of ours to withdraw it from the market or impede or delay the ability of us or a collaborator of ours to obtain regulatory approvals in additional countries. If any of our product candidates causes adverse medical experiences or becomes associated with any third party product that is associated with adverse medical experiences such as those described above for Chantix, the overall commercial success of the affected product candidate may be negatively impacted.

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

If we fail to comply with the requirements of the FDA and other applicable U.S. or foreign governmental or regulatory authorities or previously unknown problems with our products, manufacturers or manufacturing processes are discovered, we could be subject to administrative or judicially imposed sanctions, including:

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

Because we have multiple compounds and are considering a variety of target indications, we may expend our limited resources to pursue a particular product candidate or indication and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.

Because we have limited financial and managerial resources, we must focus on research programs and product candidates for the specific indications that we believe are the most promising. As a result, we may forego or delay pursuit of opportunities with other product candidates or other indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. For example, through 2007, we spent managerial and financial resources on clinical trials for TC-2696, a product candidate that we had been developing for acute post-operative pain. We ceased development of TC-2696 following an unsuccessful Phase 2 clinical trial in third molar extraction patients. We have no current plans to conduct further development of TC-2696. We may in the future spend our resources on other research programs and product candidates for specific indications that ultimately do not yield any commercially viable products. Furthermore, if we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been advantageous for us to retain sole development and commercialization rights.

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

We have an ongoing alliance with GlaxoSmithKline that is designed to discover, develop and market product candidates that selectively target specified NNR subtypes in five therapeutic focus areas—pain, smoking cessation, addiction, obesity and Parkinson’s disease. Under the alliance agreement, we have agreed, at our sole expense, to seek to discover product candidates that target specified NNR subtypes for each therapeutic focus area of the alliance and to develop the most promising product candidate for each therapeutic focus area through a Phase 2 clinical proof of concept trial. We are eligible to receive contingent milestone payments from GlaxoSmithKline as we advance product candidates in each therapeutic focus area through preclinical and Phase 1 clinical development. If we do not achieve specified milestone events, we will not receive payments sufficient to fund our research and development obligations in the alliance or otherwise to realize the expected benefit from the alliance. If that occurs, we may have to allocate available financial resources to our obligations in the alliance in lieu of employing those resources to advance the development of our product candidates outside of the alliance that may ultimately prove to have greater commercial potential.

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

Risks Related to Our Dependence on Third Parties

If AstraZeneca determines either not to conduct any further development of AZD3480 or to conduct further development of AZD3480 that does not entitle us to receive a milestone payment under the terms of our agreement, our business, financial condition and results of operations could be adversely affected.

The results of AstraZeneca’s Sirocco trial of AZD3480 in mild to moderate Alzheimer’s disease were inconclusive. Neither the active comparator used in the trial, donepezil, nor AZD3480 met the criteria for statistical significance on the primary outcome measure. Under the terms of our collaboration agreement, AstraZeneca has control over the decision whether to conduct any further development in Alzheimer’s disease, as well as ADHD or any other indication for which AstraZeneca has development and commercialization rights under the agreement. There is no assurance that AstraZeneca will determine to conduct any further development of AZD3480 in Alzheimer’s disease, ADHD or any other indication.

If the outcome of the ongoing exploratory Phase 2 trial of AZD3480 that we and AstraZeneca are conducting in adults with ADHD is unfavorable, AstraZeneca may be more likely to determine not to conduct any further development of AZD3480, even in Alzheimer’s disease. In addition, in December 2008, AstraZeneca initiated Phase 1 clinical development of AZD1446, the most advanced compound arising from our preclinical research collaboration and a product candidate that, like AZD3480, acts on the a4ß2 NNR. The advancement of AZD1446 has narrowed the projected potential time to market differential between AZD3480 and AZD1446. In addition, the remaining patent life for AZD1446 is longer than for AZD3480 and the financial terms for AstraZeneca under our agreement are more favorable for AZD1446 than for AZD3480. Any of these or other factors may make AstraZeneca more likely to determine not to conduct any further development of AZD3480. If AstraZeneca determines not to conduct further development of AZD3480, we would not receive any future milestone or other payments with respect to AZD3480 from AstraZeneca, which could adversely affect our business, financial condition and results of operations. Even if AstraZeneca determines to conduct further development of AZD3480, its near-term development activities may not entitle us to receive a milestone payment under the terms of our agreement.

The successful development and commercialization of AZD3480 depends substantially on our collaboration with AstraZeneca. If AstraZeneca determines not to conduct further development of AZD3480, is unable to conduct further development of or commercialize AZD3480, experiences significant delays in doing so or terminates our agreement, our business will be materially harmed.

We entered into our collaboration agreement with AstraZeneca in December 2005. We cannot predict the success of the collaboration. The collaboration involves a complex allocation of rights, provides for milestone payments to us based on the achievement of specified development, regulatory and first commercial sale milestones and provides us with royalty-based revenue if AZD3480 or another product candidate is successfully commercialized. AstraZeneca has decision-making authority for most matters in our collaboration. In addition, AstraZeneca has the right to assume control of patent matters with respect to AZD3480 and has exercised its right with respect to the prosecution of some of our patents with respect to AZD3480.

AstraZeneca is generally responsible for conducting and funding substantially all development of AZD3480, except for the ongoing exploratory Phase 2 trial in adults with ADHD, and has significant control over the conduct and timing of development efforts with respect to AZD3480. We have little control over the amount and timing of resources that AstraZeneca devotes to the development of AZD3480. If AstraZeneca determines to conduct further development of AZD3480 but fails to devote sufficient financial and other resources to such development, the development and potential commercialization of AZD3480 would be delayed. This would result in a delay in milestone payments and, if regulatory approval to market and sell AZD3480 is obtained, royalties that we could receive on product sales.

In addition, if AstraZeneca determines not to conduct further development of AZD3480 and the determination does not result in a failure to meet its diligence obligations under the agreement, we would not be permitted to conduct development of AZD3480 independently or with another collaborator, even if the results of the ongoing exploratory Phase 2 trial of AZD3480 in adults with ADHD are favorable. If neither we nor AstraZeneca conducts further development of AZD3480, we will not benefit from any commercial potential of AZD3480 in Alzheimer’s disease, ADHD or any other indication.

AstraZeneca has the right to terminate our agreement in its entirety upon 90 days notice after the earlier of the end of the term of the preclinical research collaboration that we are currently conducting, which began in January 2006, or four years after the research term began. If AstraZeneca terminates our agreement at any time, for any reason, it would negatively impact our development of AZD3480 and materially harm our business and could accelerate our need for additional capital. In particular, we would have to fund any clinical development and commercialization of AZD3480 on our own, seek another collaborator or licensee for clinical development and commercialization or abandon the development and commercialization of AZD3480.

If AstraZeneca were to exercise its future right to license TC-5619 but fail to devote sufficient financial and other resources to its development, our ability to derive revenue based on TC-5619 would be adversely affected.

If AstraZeneca elects to license TC-5619 following our completion of the agreed development plan, AstraZeneca would become generally responsible for conducting and funding substantially all future development and regulatory approval activities for TC-5619 and have significant control over the conduct and timing of development efforts with respect to TC-5619. If AstraZeneca were to fail to devote sufficient financial and other resources to the development of TC-5619, whether in favor of an internal product candidate or for any other reason, the development and potential commercialization of TC-5619 would be delayed. This would result in a delay in milestone payments and, if regulatory approval to market and sell TC-5619 is obtained, royalties that we could receive on product sales.

If GlaxoSmithKline exercises any of the exclusive options that may be triggered under our alliance agreement, the successful development and commercialization of the licensed product candidates will depend substantially on GlaxoSmithKline.

We entered into our agreement with GlaxoSmithKline in July 2007. Prior to entering into the agreement, we did not have a history of working together with GlaxoSmithKline and we cannot predict the success of the alliance. Under the agreement, if we achieve clinical proof of concept for a lead product candidate for any of the therapeutic focus areas of the alliance, GlaxoSmithKline would have an exclusive option for an exclusive license to the lead product candidate and up to two other product candidates in development in the alliance for the same therapeutic focus area on a worldwide basis. If GlaxoSmithKline were to exercise its option and pay the applicable exercise fee, GlaxoSmithKline would become responsible for using diligent efforts to conduct later-stage development and commercialization of the lead product candidate at its sole expense. In that event, we would have limited control over the amount and timing of resources that GlaxoSmithKline dedicates to the development of our licensed product candidates. If GlaxoSmithKline were to fail to devote sufficient financial and other resources to the development of our licensed product candidates, whether in favor of internal product candidates or for any other reason, the development and potential commercialization of our licensed product candidates would be delayed. This would result in a delay in milestone payments and, if regulatory approval to market and sell a licensed product candidate is obtained, royalties that we could receive on product sales. Our ability to generate further revenue from the alliance would depend on GlaxoSmithKline’s efforts and abilities to establish the safety and efficacy of our product candidates, to obtain regulatory approvals and to achieve market acceptance.

We will depend on alliances and collaborations with third parties for the development and commercialization of some of our product candidates. If our alliances and collaborations are not successful, we may not be able to capitalize on the market potential of these product candidates.

In addition to AstraZeneca and GlaxoSmithKline, we intend to selectively enter into alliances and collaborations for target indications for which our potential collaborator has particular expertise or that represent large primary care markets that must be served by large sales and marketing organizations. Our ability to generate revenue from our alliances and collaborations will depend on our collaborators’ abilities to establish the safety and efficacy of our product candidates, to obtain regulatory approvals and to achieve market acceptance. Strategic alliances and collaborations involving our product candidates, including our collaboration with AstraZeneca and our alliance with GlaxoSmithKline, pose many risks to us, including:

•

collaborators have significant discretion in determining the amount and timing of efforts and resources that they will apply to these alliances and collaborations or to the development of our licensed product candidates;

•

collaborators may interpret clinical trial or non-clinical study results differently than we do, may not pursue further development and commercialization of our product candidates or may elect not to continue or renew research and development programs based on preclinical or clinical trial results, changes in their strategic focus or available funding, or external factors such as an acquisition that diverts resources or creates competing priorities;

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

•	collaborators with marketing and distribution rights to one or more products may not commit enough resources to their marketing and distribution;

•

collaborators may not properly maintain or defend our intellectual property rights or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our proprietary information or expose us to potential litigation;

•

disputes may arise between us and collaborators that result in the delay or termination of the research, development or commercialization of our product candidates, that result in costly litigation or arbitration that diverts management attention and resources or that, if resolved unfavorably to us, result in adverse financial consequences for us under the terms of the applicable agreements; and

•	alliances and collaborations may be terminated and, if terminated, may result in a need for additional capital to pursue further development of the applicable product candidates.

Alliances and collaborations may not lead to development of product candidates or commercialization of products in the most efficient manner or at all.

In addition, there have been a significant number of recent business combinations among large pharmaceutical companies that have resulted in a reduced number of potential future collaborators. If a present or future collaborator of ours were to be involved in a business combination, the continued pursuit and emphasis on our product development program could be delayed, diminished or terminated.

Our ability to establish additional alliances and collaborations may be limited by the terms of our agreements with AstraZeneca and GlaxoSmithKline. If we do not establish additional alliances and collaborations, we may have to alter our development plans.

Our drug development programs and potential commercialization of our product candidates will require substantial additional cash to fund expenses. Our strategy includes selectively seeking alliances and collaborations to assist us in furthering development and potential commercialization of some of our product candidates. We intend to do so especially for target indications for which our potential collaborator has particular expertise or that involve large primary care markets that must be served by large sales and marketing organizations.

We have the right to offer to AstraZeneca the right to license any compound that meets pre-defined criteria for any NNR other than the a4ß2 NNR that we may in the future seek to exploit for any condition characterized by cognitive impairment for which AstraZeneca has development and commercialization rights under our agreement. We made such an offer with respect to TC-5619, which following a process under our agreement led to AstraZeneca’s future right to license TC-5619. However, if we do not offer a compound that meets pre-defined criteria for any NNR other than the a4ß2 NNR to AstraZeneca, we are generally not permitted to develop or commercialize the compound for any of these indications. As a result, our ability to seek additional alliances and collaborations for these indications is substantially limited during the term of our collaboration with AstraZeneca. In addition, under our agreement with AstraZeneca, AstraZeneca may under certain circumstances have a right of first negotiation for the development and commercialization of compounds that act by binding to NNRs for depression, anxiety and bipolar disorder.

Similarly, we have agreed in our alliance agreement with GlaxoSmithKline that, for so long as we are required to conduct research activities in a particular therapeutic focus area of the alliance, or for so long as there are any product candidates in development or being commercialized in the alliance in that therapeutic focus area, we will work in the therapeutic focus area exclusively with GlaxoSmithKline with respect to product candidates with activity in the therapeutic focus area derived from binding to NNRs. As a result, our ability to seek additional alliances for any of these areas is substantially limited during the term of our alliance with GlaxoSmithKline. The therapeutic focus areas of our alliance with GlaxoSmithKline are pain, smoking cessation, addiction, obesity and Parkinson’s disease.

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

We currently rely on single third-party contract manufacturers for each of our product candidates and we intend to continue to rely on third-party manufacturers to supply, store and distribute our product candidates for our clinical trials and to manufacture commercial supplies of any product candidate that is approved for sale. Our reliance on third-party manufacturers will expose us to risks that could delay or prevent the initiation or completion of our clinical trials, the submission of applications for regulatory approvals, the receipt of regulatory approvals or the commercialization of our products or result in higher costs or lost product revenue. In particular, any contract manufacturer:

•

could encounter difficulties in achieving volume production, quality control and quality assurance and suffer shortages of qualified personnel, which could result in its inability to manufacture sufficient quantities to meet our clinical timelines or to commercialize our product candidate;

•	could terminate or choose not to renew its manufacturing agreement with us, based on its own business priorities, at a time that is costly or inconvenient for us;

•

could fail to establish and follow current good manufacturing practices, or cGMP, mandated by the FDA or foreign regulatory authorities and required for approval of our product candidates or fail to document its adherence to cGMP, either of which could lead to significant delays in the availability of material for clinical study and delay or prevent filing or approval of marketing applications for our product candidates; and

•	could breach, or fail to perform as agreed under, its manufacturing agreement with us.

In particular, we rely on an agreement with Poli Industria Chimica and Interchem Corporation for pharmaceutical development and supply of the active ingredient form of TC-5214. The agreement was assigned to us in 2002 by Layton Bioscience, Inc. As permitted by applicable regulation, Poli Industria Chimica has filed a drug master file with the FDA that describes aspects of the process that it uses to manufacture the active ingredient form of TC-5214. Poli Industria Chimica has authorized us to reference the drug master file, but we do not have access to its contents. If our agreement were to terminate for any reason or if Poli Industria Chimica were to breach or fail to perform as agreed under our agreement, we would have to engage another contract manufacturer to manufacture TC-5214, which could delay or prevent the initiation or completion of clinical trials of TC-5214, the submission of applications for regulatory approvals of TC-5214, the receipt of regulatory approvals for TC-5214 or the commercialization of
TC-5214 or result in higher costs or lost product revenue as described above. In addition, the extent to which we or a replacement contract manufacturer would have rights under the agreement to continue to reference the drug master file or otherwise to use the know how or data generated by Poli Industria Chimica in manufacturing the active ingredient form of TC-5214 is uncertain, which could increase these risks.

We expect to rely initially on a single contract manufacturer for any product candidate that we successfully bring to market. Changing any manufacturer that we engage for a particular product or product candidate may be difficult, as the number of potential manufacturers is limited and we will have to compete with third parties for access to those manufacturing facilities. cGMP manufacturing processes and procedures typically must be reviewed and approved by the FDA or foreign regulatory authorities and changing manufacturers may require re-validation of any new facility for cGMP compliance, which would likely be costly and time-consuming. We may not be able to engage replacement manufacturers on acceptable terms quickly or at all. In addition, our contract manufacturers located in foreign countries may be subject to import limitations or bans. As a result, if any of our contract manufacturers is unable, for whatever reason, to supply the contracted amounts of any product that we successfully bring to market, a shortage would result which would have a negative impact on our revenue.

Drug manufacturers are subject to ongoing periodic unannounced inspection by the FDA, the U.S. Drug Enforcement Agency and corresponding state and foreign agencies to ensure strict compliance with cGMP, other government regulations and corresponding foreign standards. While we are obligated to audit the performance of third-party contractors, we do not have control over our third-party manufacturers’ compliance with these regulations and standards. Failure by our third-party manufacturers or us to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, failure of the government to grant pre-market approval of drugs, delays, suspension or withdrawal of approvals, seizures or recalls of product, operating restrictions and criminal prosecutions.

If third parties on which we rely for clinical trials do not perform as contractually required or as we expect, we may not be able to obtain regulatory approval for or commercialize our product candidates.

We do not have the ability to independently conduct the clinical trials required to obtain regulatory approval for our product candidates. We depend on independent clinical investigators and, in some cases, contract research organizations and other third-party service providers to conduct the clinical trials of our product candidates and expect to continue to do so. We rely heavily on these parties for successful execution of our clinical trials, but we do not control many aspects of their activities. Nonetheless, we are responsible for confirming that each of our clinical trials is conducted in accordance with its general investigational plan and protocol. Moreover, the FDA and foreign regulatory authorities require us to comply with regulations and standards, commonly referred to as good clinical practices, for conducting and recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the trial participants are adequately protected. Our reliance on third parties that we do not control does not relieve us of these responsibilities and requirements.

Third parties may not complete activities on schedule or may not conduct our clinical trials in accordance with regulatory requirements or the respective trial plans and protocols. These risks may be heightened for clinical trials that we conduct outside of North America and Western Europe. In particular, most of the clinical trial sites for our ongoing Phase2b clinical trial of TC-5214 are located in India. Language barriers and the limited experience of some clinical investigators in India in conducting clinical trials in accordance with standards set forth by the FDA and applicable regulatory authorities in India may increase the risk of non-compliance. The failure of third parties to carry out their obligations could impair the credibility or reliability of the data generated in clinical trials of our product candidates, require a trial to be repeated and increase the overall cost of a development program, delay or prevent the development, approval and commercialization of our product candidates or result in enforcement action against us.

If current market conditions adversely affect the ability of third parties to carry out their obligations to us or our collaborators, the development of our product candidates may be delayed.

Current unfavorable conditions in the global credit and financial markets may adversely affect the ability of third parties with which we or a collaborator of ours contract for services related to clinical trials or manufacturing of any of our product candidates to carry out their obligations. The unfavorable market conditions may cause any of these third parties to be unable to obtain financing for its operations or not to sufficiently staff or otherwise resource its obligations to us or a collaborator of ours. A significant interruption in the performance of these third parties may result in delays in the conduct or completion of clinical trials for our product candidates. A delay in the conduct or completion of clinical trials for any of our product candidates may extend the overall development timeline or increase the development costs for the product candidate, delay our receipt of revenue from potential sales of the product candidate or have an adverse effect on our ability to establish a strategic alliance, collaboration or licensing or other arrangement with respect to the product candidate on terms favorable to us.

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

Because of the extensive time required for development, testing and regulatory review of a new drug, it is possible that any related patent may expire before any of our product candidates can be commercialized or remain in force for only a short period following commercialization. In either case, this would reduce any advantages of the patent. The patent laws of various foreign countries in which we intend to compete may not protect our intellectual property to the same extent as the laws of the United States. Changes either in patent laws or in interpretations or enforcement of patent laws in the United States and other countries may diminish the value of our intellectual property or narrow the scope of our patent protection.

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

We are a party to various license agreements. In particular, we license patent rights covering the pharmaceutical composition and methods of use of TC-5214. We may enter into additional licenses in the future. Our existing licenses impose, and we expect future licenses will impose, various diligence, milestone payment, royalty, insurance and other obligations on us. If we fail to comply with these obligations, the licensor may have the right to terminate the license, in which event we may not be able to market any product that is covered by the licensed patents.

If we or a collaborator do not file for regulatory approval of TC-5214 by December 31, 2012 and USFRF does not extend the date or waive the requirement, USFRF can make our license to patent rights covering TC-5214 nonexclusive.

We license patent rights covering the pharmaceutical composition and methods of use of TC-5214 from the University of South Florida Research Foundation, or USFRF. The terms of our agreement with USFRF provide that, if we or a collaborator do not file an NDA or foreign equivalent for use of a product subject to the license to treat a neuropsychiatric disease or disorder on or before December 31, 2012, USFRF has the right to make our license nonexclusive. If we are unable to meet that date and USFRF is unwilling to either extend the date or waive the requirement and makes our license nonexclusive, we will not be able to enforce the licensed patent rights against USFRF or any third party that secures a license to the same patent rights from USFRF. In that event, USFRF or any third party licensee of USFRF could potentially exploit TC-5214 commercially and compete with us, unless other patent rights that we own or license would be infringed.

Our patent protection for any particular compound may be limited to a specific method of use or indication. If a third party were to obtain approval of a particular compound for use in another indication, we could be subject to competition arising from off-label use.

Although we generally seek the broadest patent protection available for our compounds, we may not be able to obtain patent protection for the actual composition of any particular compound and may be limited to protecting a new method of use for the compound or otherwise restricted in our ability to prevent others from exploiting the compound. If we are unable to obtain patent protection for the actual composition of any compound that we seek to develop and commercialize and must rely on method of use patent coverage, we would likely be unable to prevent others from manufacturing or marketing that compound for any use that is not protected by our patent rights. If a third party were to receive marketing approval of any compound for which we rely on method of use patent coverage for another use, physicians could nevertheless prescribe it for indications that are not described in the product’s labeling or approved by the FDA or foreign regulatory authorities. Even if we have patent protection for the indication for which the product is prescribed, as a practical matter, we would have little recourse as a result of this off-label use. In that event, our revenue from the commercialization of the compound would likely be adversely affected.

If a third party were to obtain approval to market and sell mecamylamine hydrochloride, TC-5214 could be subject to competition arising from off-label use.

We have licensed patent rights in the United States covering the pharmaceutical composition and methods of use of TC-5214, one of the enantiomers of mecamylamine hydrochloride. We have licensed method of use patent rights for, but do not have patent rights covering the composition of, mecamylamine hydrochloride. As a result, we may be limited in our ability to prevent others from exploiting mecamylamine, which could have a negative impact on the commercial potential of TC-5214. We believe there are at least three companies that are currently developing mecamylamine: CoMentis, Inc., which we believe is developing mecamylamine in an eye drop formulation as a treatment for age-related macular degeneration, a condition characterized by degeneration of the retina in the eye; AGI Therapeutics Ltd., which we believe is developing mecamylamine for chemotherapy-induced diarrhea; and Cary Pharmaceuticals Inc., which we believe is developing mecamylamine in a fixed dose combination with bupropion as a smoking cessation aid. In addition, mecamylamine is the active ingredient in our approved product Inversine, and a third party could in the future pursue marketing approval of mecamylamine for the forms of hypertension for which Inversine is approved using the abbreviated new drug application process. If any third party were to receive marketing approval for mecamylamine for any indication, physicians could prescribe it for other indications that are not described in the product’s labeling or approved by the FDA or foreign regulatory authorities. In particular, physicians could potentially prescribe mecamylamine as a treatment for major depressive disorder. In that event, if TC-5214 is in the future approved for marketing and sale by the FDA or foreign regulatory authorities, our revenue from sales of TC-5214 would likely be adversely affected.

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

We currently have limited sales, marketing and distribution experience. Our experience is limited to a contractual arrangement with a third party to distribute Inversine. We currently have no internal sales or distribution capabilities. Although we intend to focus any future internal sales and marketing resources in areas where specialists heavily influence our target markets, such as neurology and psychiatry, we also intend to seek to further augment our sales, marketing and distribution capabilities through arrangements with third parties. In particular, our strategy includes selectively entering into strategic alliances and collaborations with respect to product candidates for indications with sales and distribution characteristics requiring a large sales force. There are risks involved with establishing our own sales force and marketing and distribution capabilities, as well as in entering into arrangements with third parties to perform these services. Developing our own sales force would be expensive and time-consuming and could delay any product launch. We may not be successful in entering into arrangements with third parties on terms that are favorable to us or at all. Also, we would have little control over such third parties, and any of them may fail to devote the necessary resources and attention to sell, market or distribute our products effectively. If we do not establish sales and distribution capabilities successfully, either on our own or in collaboration with third parties, we may not successfully commercialize our products.

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

Successful commercialization of any of our product candidates that is successfully developed will also depend in part on the extent to which coverage and adequate payment will be available from government health administration authorities, private health insurers and other third-party payors. If we or our current or potential future collaborators succeed in bringing a product candidate to the market, it may not be considered cost-effective and reimbursement to the patient may not be available or sufficient to allow us to sell it at a satisfactory price. Because our product candidates are in the development stage, we cannot yet determine their cost-effectiveness. We may need to conduct expensive studies in order to demonstrate cost-effectiveness. Moreover, third-party payors frequently require that pharmaceutical companies provide predetermined discounts from list prices and frequently challenge the prices charged for medical products. Because our product candidates are in the development stage, we do not yet know the level of reimbursement, if any, for any product candidates that we or our current or potential future collaborators are able to successfully develop. If the reimbursement for any of our product candidates is inadequate in light of our development and other costs, our ability to achieve or sustain profitability could be affected.

We believe that the efforts of governments and third-party payors to contain or reduce the cost of healthcare will continue to affect the business and financial condition of pharmaceutical and biopharmaceutical companies. A number of legislative and regulatory proposals to change the healthcare system in the United States and other major healthcare markets have been proposed and adopted in recent years. For example, the U.S. Congress has enacted a limited outpatient prescription drug benefit for Medicare recipients as part of the Medicare Prescription Drug, Improvement and Modernization Act of 2003, or the MMA. While the drug benefit established by the MMA may increase demand for any of our product candidates that is successfully developed, if our approved drugs or the approved drugs of any of our current or potential future collaborators are offered as a benefit under any Medicare drug plan, the prices for these drugs will be negotiated with non-governmental organizations and are likely to be lower than prices we might otherwise obtain. If successfully developed for Alzheimer’s disease, AZD3480 or AZD1446 could be particularly affected by this law because Alzheimer’s disease is a disease that primarily affects the elderly. Non-Medicare third-party payors may also base the price they are willing to pay on the price paid for Medicare beneficiaries. In addition, ongoing initiatives in the United States have and will continue to increase pressure on drug pricing. The announcement or adoption of any such initiative could have an adverse effect on potential revenue from any product candidate that we may successfully develop.

The American Recovery and Reinvestment Act of 2009, which became effective in February 2009, provides funding for the federal government to compare the effectiveness of different treatments for the same illness. A plan for the research is to be developed by the Department of Health and Human Services, the Agency for Healthcare Research and Quality and the National Institutes for Health, and periodic reports on the status of the research and related expenditures are to be made to the U.S. Congress. Although the results of the comparative effectiveness studies are not intended to mandate any policies for public or private payors, it is unclear what if any effect the research will have on the sales of any product candidate that we successfully develop if the product candidate or the condition that it is intended to treat is the subject of the research. Decreases in third-party reimbursement for any of our product candidates that is successfully developed or a decision by a third-party payor to not cover any of our product candidates that is successfully developed could reduce prescriptions by physicians of the product candidate and have an adverse effect on our potential revenue from sales of the product candidate.

If our competitors develop and market drugs that are less expensive, more effective or safer than ours, if they develop and market products faster than we do, or if they have better sales and marketing capabilities than we do, any products we are able to commercialize may not generate initial or ongoing revenue.

The development and commercialization of new drugs is highly competitive. Our business is characterized by extensive research efforts and rapid developments. We expect intense competition in our target markets as new products and advanced technologies become available. Our competitors include large pharmaceutical, biopharmaceutical, biotechnology and other companies and research institutions, many of which have greater financial, technical and other resources and personnel and more experience in research, clinical development, regulatory and drug commercialization than we have. Our competitors may:

•	develop products that are more effective, safer, more tolerable, more convenient, less costly or otherwise more competitive than our product candidates;

•	obtain FDA or foreign regulatory approval for their products more rapidly than we do;

•	adapt more quickly to new technologies and scientific advances;

•	initiate or withstand substantial price competition more successfully than we can;

•	have greater success in recruiting skilled scientific workers from the limited pool of available talent;

•	obtain more effective intellectual property protection than we have;

•	negotiate third-party licensing and collaboration arrangements more effectively than we do; and

•	take advantage of acquisition or other opportunities more readily than we do.

Competitive products may render our product candidates obsolete or noncompetitive before we can recover our development or commercialization expenses.

We also face substantial competition from therapies designed to target NNRs. Pfizer’s product Chantix, which is known outside of the United States as Champix, acts on several NNR subtypes as well as other molecular targets in the body. Chantix is approved as an aid for smoking cessation. In addition, we believe that several prominent pharmaceutical companies have product candidates that target NNRs in development, including as examples Roche, with a compound in Phase 2 for Alzheimer’s disease and cognitive impairment associated with schizophrenia (which we refer to as cognitive dysfunction in schizophrenia), and Abbott Laboratories, with one compound in Phase 2 for Alzheimer’s disease and ADHD, a second compound in Phase 2 for ADHD and two other compounds in Phase 1 for cognitive disorders or schizophrenia. Other companies that we believe have active NNR-based programs include AstraZeneca, Eli Lilly, Sanofi-Aventis, Wyeth, Bristol

Myers Squibb, GlaxoSmithKline, Johnson & Johnson, Novartis, NeuroSearch A/S, Solvay, Servier, CoMentis, EnVivo Pharmaceuticals, Xytis and Galantos Pharma. We expect that we will face increased competition in the future if therapies that target NNRs are further validated and if companies initiate or expand programs focused on NNRs or otherwise enter the CNS market, whether independently or by alliance, collaboration or acquisition.

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

If approved, our product candidates will compete for a share of the existing market with numerous approved products. We believe that the primary competitive products for use in indications that we are currently targeting with our most advanced product candidates include:

•

for major depressive disorder, selective serotonin reuptake inhibitors such as Prozac from Eli Lilly, Paxil from GlaxoSmithKline, Zoloft from Pfizer, Celexa and Lexapro from Forest Laboratories, dual uptake inhibitors such as Effexor from Wyeth and Cymbalta from Eli Lilly and, as an adjunctive treatment, the atypical antipsychotic Abilify from Bristol-Myers Squibb/Otsuka;

•

for mild to moderate Alzheimer’s disease, acetylcholinesterase inhibitors such as Aricept from Pfizer/Eisai, Razadyne from Johnson & Johnson and Exelon from Novartis; in addition, Namenda from Forest Laboratories, which acts by regulating the neurotransmitter glutamate, is marketed for moderate to severe Alzheimer’s disease; and

•

for ADHD, stimulants such as Adderall XR and Vyanase from Shire, Concerta from Johnson & Johnson and Ritalin LA from Novartis, and Strattera, a non-stimulant acting as a norepinephrine reuptake inhibitor, from Eli Lilly.

There is currently no approved product for cognitive dysfunction in schizophrenia.

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

We have secured product liability insurance coverage in amounts that we believe to be appropriate for our current operations. Our current insurance coverage may not reimburse us or may not be sufficient to reimburse us for any expenses or losses we may incur. We expect that we will expand our coverage with respect to any products for which we obtain marketing approval. However, additional insurance may not be available to cover our potential liabilities fully or may be prohibitively expensive. In addition, some potential product liability claims may be excluded from coverage under the terms of the policy. Our inability to obtain adequate insurance coverage at an acceptable cost could prevent or impede the commercialization of our product candidates.

Our business activities involve hazardous materials, which could subject us to significant liability.

Our research and development activities involve, and any future manufacturing processes that we conduct may involve, the use of hazardous materials, including hazardous chemicals and radioactive materials. Accordingly, we are subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of these materials. We incur significant costs in our efforts to comply with these laws and regulations, but our efforts may not ensure compliance in all cases. Moreover, despite precautionary procedures that we implement, we cannot eliminate the risk of accidental contamination or injury from these materials. In the event of an accident or environmental discharge, we may be held liable for any resulting damages. We do not carry insurance specifically for the risk of contamination or injury from hazardous materials.

If any promotional activities that we undertake fail to comply with the regulations and guidelines of the FDA and other applicable regulatory authorities, we may be subject to warnings or enforcement actions that could harm our business.

Physicians may prescribe drugs for uses that are not described in the product’s labeling or for uses that differ from those tested in clinical studies and approved by the FDA or similar regulatory authorities in other countries. Regulatory authorities generally do not regulate the behavior of physicians in their choice of treatments. Regulatory authorities do, however, restrict communications on the subject of off-label use. Companies cannot actively promote approved drugs for off-label uses but may in some jurisdictions and under specified conditions disseminate articles published in peer-reviewed journals that discuss off-label uses of approved products to physicians. To the extent allowed, we may in the future disseminate peer-reviewed articles on our products to physicians. We do not currently promote Inversine. However, if we undertake any promotional activities in the future for Inversine or any other product candidate for which we receive regulatory approval in the future and our activities fail to comply with these regulations or guidelines, we may be subject to warnings from, or enforcement action by, these authorities.

Risks Related to Employees and Managing Growth

If we lose our key personnel or are unable to attract and retain additional skilled personnel, we may be unable to successfully develop and commercialize our product candidates or effectively compete in our industry.

Our performance depends substantially on the performance of our senior management and key scientific, technical and managerial personnel, including our Chief Executive Officer and President, J. Donald deBethizy, and our Vice President, Clinical Development and Regulatory Affairs, Geoffrey C. Dunbar. Our executive officers, including these individuals, can terminate their employment with us at any time. The loss of the services of any of our executive officers may significantly delay or prevent the achievement of product research and development and other business objectives. We also rely on consultants and advisors from time to time to assist us in formulating our research and development strategy. All of our consultants and advisors are either self-employed or employed by other organizations, and they may have other commitments, including consulting or advisory contracts with other organizations, that may affect their ability to contribute to us.

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

The number of our employees and the scope of our operations have grown since we became a public company in 2006. Any continued growth could place a significant strain on our managerial, operational and financial resources. To manage our growth, we must continue to implement and improve our managerial, operational and financial systems and controls and reporting processes and procedures. We may not be able to manage our growth effectively. Moreover, if our existing systems and internal controls over financial reporting are not implemented properly or are not adequate, we could be exposed to an increased risk of incurring financial or accounting irregularities or fraud, which would cause our stock price to suffer.

Risks Related to Our Common Stock

The market price of our common stock may be highly volatile.

We expect that the trading price of our common stock is likely to be highly volatile in response to factors that are beyond our control. The stock market in general has experienced extreme price and volume fluctuations. The market prices of securities of pharmaceutical, biopharmaceutical and biotechnology companies have been extremely volatile and have experienced fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. These broad market fluctuations could result in extreme fluctuations in the price of our common stock, which could cause a decline in the value of shares held by any stockholder.

If our operating results fluctuate significantly, our stock price may decline.

Our operating results are likely to fluctuate significantly from quarter to quarter and year to year. These fluctuations could cause our stock price to decline. Some of the factors that could cause our operating results to fluctuate include:

•	the scope, progress, duration, results and cost of clinical trials, as well as non-clinical studies and assessments, of our product candidates;

•	the timing, receipt and amount of milestone payments from AstraZeneca, GlaxoSmithKline or potential future collaborators;

•

the extent to which our research and development activities in the programs that are the therapeutic focus areas of our alliance with GlaxoSmithKline result in the achievement of milestone events under our alliance agreement;

•	the duration of our preclinical research collaboration with AstraZeneca;

•

the extent to which we retain development and commercialization rights or responsibilities for our product candidates that are not subject to our collaboration with AstraZeneca or our alliance with GlaxoSmithKline and incur associated development and manufacturing costs and costs to establish sales and marketing functions;

•	our ability to establish strategic alliances, collaborations and licensing or other arrangements on terms favorable to us;

•

our inability, or the inability of AstraZeneca, GlaxoSmithKline or any potential future collaborator, to successfully complete clinical trials or non-clinical studies and assessments in a timely manner or at all, resulting in a delay in receiving, or a failure to receive, the required regulatory approvals to commercialize our product candidates;

•	the cost, timing and outcomes of regulatory approvals or other regulatory actions;

•	the number and characteristics of product candidates that we pursue;

•	general and industry-specific economic conditions that may affect the research and development expenditures of AstraZeneca, GlaxoSmithKline or any of our potential future collaborators;

•	the expiration or termination of agreements with AstraZeneca, GlaxoSmithKline or any potential future collaborator, or the execution of new agreements; and

•	general conditions in the pharmaceutical, biopharmaceutical or biotechnology industries or in the U.S. or global credit or financial markets.

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

Sales of a substantial number of shares of our common stock in the public market could cause the market price to decline. Such sales also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. If there are more shares of our common stock offered for sale than buyers are willing to purchase, the market price of our common stock may decline to a market price at which buyers are willing to purchase the offered shares and sellers remain willing to sell the shares. The number of shares of our common stock owned by our stockholders and available for sale in the public market is limited only to the extent provided under applicable federal securities laws. In addition, we may, in the future, issue additional shares of our common stock as compensation to our employees, directors or consultants, in connection with strategic alliances, collaborations or acquisitions or to raise capital. Accordingly, sales of a substantial number of shares of our common stock in the public market could occur at any time.

Concentration of ownership among our existing executive officers, directors and principal stockholders may prevent new investors from influencing significant corporate decisions.

Our executive officers, directors and their affiliates and our principal stockholders beneficially own or control approximately 35% of the outstanding shares of our common stock, based on the shares outstanding as of February 28, 2009. Accordingly, our executive officers, directors and their affiliates and our principal stockholders have substantial control over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions, as well as our management and affairs. The concentration of ownership may also delay or prevent a change of control of us at a premium price if these stockholders oppose it, even if it would benefit our other stockholders.

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

•

require the approval of the holders of 66 2/3 % of the outstanding shares of our capital stock entitled to vote in order for the stockholders to amend certain provisions of our certificate of incorporation and bylaws.

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

Item 3.	Legal Proceedings.

We are not currently a party to any material pending legal proceedings or aware of any contemplated proceeding against us by any governmental authority.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2008.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock trades on the NASDAQ Global Market under the symbol “TRGT.” The following table sets forth, for the periods indicated, the high and low sales prices for our common stock:

	Common Stock
	High	Low
2007:
First Quarter	$9.91	$7.97
Second Quarter	$10.30	$8.10
Third Quarter	$12.35	$8.71
Fourth Quarter	$10.10	$6.80
2008:
First Quarter	$8.61	$6.81
Second Quarter	$8.50	$6.90
Third Quarter	$10.11	$3.85
Fourth Quarter	$6.19	$1.40

Comparative Stock Performance Graph

The following graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC or subject to the liabilities of Section 18 of the Exchange Act, nor shall such information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate it by reference into such a filing.

The following graph compares the cumulative total stockholder return for our common stock with the cumulative total stockholder return of the NASDAQ Composite Index and the NASDAQ Biotechnology Index. The comparison assumes the investment of $100.00 on April 12, 2006 (the date our common stock was first publicly traded) in each of our common stock, the NASDAQ Composite Index and the NASDAQ Biotechnology Index and the reinvestment of any dividends. We have not paid any dividends on our common stock and do not include dividends in the representation of our performance. The performance shown for any prior period does not predict the performance to be expected for any future period.

	Cumulative Total Return
	4/12/06	6/30/06	9/30/06	12/31/06	3/31/07	6/30/07	9/30/07	12/31/07	3/31/08	6/30/08	9/30/08	12/31/08
TARGACEPT, INC.	100	80	65	105	96	106	104	95	85	84	67	41
NASDAQ COMPOSITE INDEX	100	94	98	104	105	112	117	115	98	99	90	68
NASDAQ BIOTECHNOLOGY INDEX	100	94	95	101	98	101	108	106	99	100	106	92

Stockholders

As of February 28, 2009, there were approximately 131 holders of record of our common stock. Because many of our shares are held by brokers or other institutions on behalf of beneficial owners, we are unable to estimate the total number of beneficial owners represented by the holders of record.

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

Calculation of Aggregate Market Value of Non-Affiliate Shares

For purposes of calculating the aggregate market value of shares of our common stock held by non-affiliates as set forth on the cover page of this annual report, we have assumed that all outstanding shares are held by non-affiliates, except for shares held by our executive officers, directors and 10% or greater stockholders, in each case as of the determination date. This assumption is not intended to constitute an admission that all executive officers, directors and 10% or greater stockholders are, in fact, our affiliates or that there are not other persons who may be deemed to be our affiliates.

Unregistered Sales of Securities; Use of Proceeds from Registered Securities; Issuer Purchases of Equity Securities

None.

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

We derived the statements of operations data for the years ended December 31, 2008, 2007 and 2006 and the balance sheet data as of December 31, 2008 and 2007 from our audited financial statements included in this annual report. We derived the statements of operations data for the years ended December 31, 2005 and 2004 and the balance sheet data as of December 31, 2006, 2005 and 2004 from our audited financial statements not included in this report. Our historical results for any prior period are not necessarily indicative of the results to be expected for any future period. You should read the notes to our financial statements for an explanation of the method used to determine the number of shares used in computing basic and diluted net loss per share.

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(in thousands, except per share data)
Statement of Operations Data:
Net operating revenues	$20,085	$11,576	$27,537	$1,180	$3,738

Operating expenses:
Research and development	40,981	34,620	21,788	24,252	22,771
General and administrative	6,499	8,013	5,696	4,753	5,163
Transaction charges	—	—	—	1,635	—
Cost of product sales	749	715	457	481	198

Total operating expenses	48,229	43,348	27,941	31,121	28,132

Loss from operations	(28,144)	(31,772)	(404)	(29,941)	(24,394)
Interest and dividend income	2,734	3,837	2,584	1,174	505
Interest expense	(251)	(138)	(83)	(225)	(132)
Loss on disposal of fixed assets	—	—	—	—	(4)

Net (loss) income	(25,661)	(28,073)	2,097	(28,992)	(24,025)
Deemed dividend-beneficial conversion feature for Series C redeemable convertible preferred stock issued December 2004	—	—	—	—	(10,312)
Preferred stock accretion	—	—	(3,333)	(11,238)	(8,744)

Net loss attributable to common stockholders	$(25,661)	$(28,073)	$(1,236)	$(40,230)	$(43,081)

Basic and diluted net loss attributable to common stockholders per share	(1.04)	(1.42)	$(0.09)	$(153.54)	$(196.53)

Shares used to compute basic and diluted net loss per share	24,664	19,721	13,596	262	219

	As of December 31,
	2008	2007	2006	2005	2004
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$88,363	$87,040	$54,190	$24,851	$53,075
Working capital	78,174	77,217	69,903	20,531	50,079
Total assets	98,551	98,965	81,368	28,001	58,204
Long-term debt, net of current portion	3,408	1,686	816	1,409	3,443
Redeemable convertible preferred stock	—	—	—	183,628	171,778
Accumulated deficit	(189,896)	(164,235)	(136,162)	(174,983)	(134,754)
Total stockholders’ equity (deficit)	57,373	51,584	64,999	(162,481)	(122,966)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the related notes included in this annual report. In addition to historical information, the following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results, performance or experience could differ materially from those indicated by any forward-looking statement due to various important factors, risks and uncertainties, including, but not limited to, those set forth under “Cautionary Note Regarding Forward-Looking Statements” in this annual report and under “Risk Factors” in Item 1A of Part I of this annual report.

Overview

Background

We are a biopharmaceutical company engaged in the design, discovery and development of NNR Therapeutics, a new class of drugs for the treatment of diseases and disorders of the central nervous system. Our NNR Therapeutics selectively target neuronal nicotinic receptors, or NNRs. NNRs are found on nerve cells throughout the nervous system and serve as key regulators of nervous system activity. Our most advanced product candidates are TC-5214, AZD3480 (TC-1734), TC-5619 and AZD1446 and are discussed under the caption “Business” in Item 1 of Part I of this annual report.

We have a cognition-focused collaboration with AstraZeneca. Under our collaboration agreement, we and AstraZeneca are conducting a preclinical research collaboration that is designed to discover and develop compounds that act on the a4ß2 NNR as treatments for conditions characterized by cognitive impairment. AstraZeneca pays us research fees, based on a reimbursement rate specified under the agreement, for research services rendered in the preclinical research collaboration, subject to specified limits. The research term began in January 2006 and has a planned term of four years. In addition, AstraZeneca is responsible under the terms of the agreement for substantially all current and future development costs for AZD3480, except for costs to conduct the ongoing exploratory Phase 2 clinical trial of AZD3480 in adults with ADHD.

In addition to our collaboration with AstraZeneca, we have a strategic alliance with GlaxoSmithKline that is designed to discover, develop and market product candidates that selectively target specified NNR subtypes in five therapeutic focus areas—pain, smoking cessation, addiction, obesity and Parkinson’s disease.

We trace our scientific lineage to a research program initiated by R.J. Reynolds Tobacco Company in 1982 to study the activity and effects of nicotine in the body. We were incorporated in 1997 as a wholly owned subsidiary of RJR. In August 2000, we became an independent company when we issued and sold stock to venture capital investors. Since our inception, we have had limited revenue from product sales and have funded our operations principally through the sale of equity securities, revenue from collaboration agreements and grants and equipment and building lease incentive financing. We have devoted substantially all of our resources to the discovery and development of our product candidates and technologies, including the design, conduct and management of preclinical and clinical studies and related manufacturing, regulatory and clinical affairs, as well as intellectual property prosecution.

We generated net income for the fourth quarter and year ended December 31, 2006 due primarily to the achievement of a milestone event related to AZD3480 under our agreement with AstraZeneca. Except for these periods, we have never been profitable. As of December 31, 2008, we had an accumulated deficit of $189.9 million. We expect to incur substantial losses for the foreseeable future as our clinical-stage and preclinical product candidates advance through the development cycle, as we progress our programs in the therapeutic focus areas of our alliance with GlaxoSmithKline and product candidates arising from our preclinical research collaboration with AstraZeneca and as we invest in additional product opportunities and research programs and expand our research and development infrastructure. Clinical trials and preclinical studies are time-consuming, expensive and may never yield a product that will generate revenue.

We believe that period-to-period comparisons of our results of operations are not meaningful and should not be relied upon as indicative of our future performance.

Revenue

As of December 31, 2008, we had received $34.2 million in aggregate upfront fees and milestone payments under our collaboration agreement with AstraZeneca and had recognized an additional $21.3 million in collaboration research and development revenue for research services that we provided in the preclinical research collaboration that we are conducting with AstraZeneca under the agreement. We are eligible to receive other payments of up to $197.0 million, if AstraZeneca decides to conduct further development of AZD3480 in both Alzheimer’s disease and ADHD and development, regulatory, first commercial sale and first detail milestones for AZD3480 are achieved for both indications, and stepped double-digit royalties on any future product sales. If AZD3480 is developed under the agreement for an indication in addition to Alzheimer’s disease and ADHD, we would also be eligible to receive additional milestone payments upon the achievement of development, regulatory, first commercial sale and first detail milestones for AZD3480 for each such indication. Under the terms of a sponsored research agreement and a subsequent license agreement between us and the University of Kentucky Research Foundation, or UKRF, we are required to pay to UKRF a low single digit percentage of any of these amounts that we receive from AstraZeneca.

In addition, we are eligible to receive payments of up to $108.0 million, contingent upon the achievement of development, regulatory, first commercial sale and first detail milestones for AZD1446 for two indications, and stepped royalties on any future AZD1446 product sales. Also, if TC-5619 achieves clinical proof of concept and AstraZeneca elects to license TC-5619, the agreement provides for AstraZeneca to make a $40.0 million payment to us and to assume responsibility for and fund all future development and commercialization. In that event, we would be eligible to receive additional payments of up to $226.0 million, contingent upon the achievement of development, regulatory, first commercial sale and first detail milestones for three indications, as well as stepped double-digit royalties on any future product sales.

As of December 31, 2008, we had received $42.5 million in aggregate payments under our alliance agreement with GlaxoSmithKline. These payments include a $20.0 million initial payment, the purchase of 1,275,502 shares of our common stock for an aggregate purchase price of $15.0 million, a $6.0 million payment upon our initiation of a Phase 1 clinical trial of TC-6499 and $1.5 million in payments upon achievement of milestone events related to progress in our smoking cessation program and in our preclinical pain program. We are also eligible to receive other payments of up to $1.5 billion, contingent on the achievement of specified discovery, development, regulatory and commercial milestones in the five therapeutic focus areas of the alliance, as well as stepped double-digit royalties on any future sales of products licensed by GlaxoSmithKline.

Our collaboration agreement with AstraZeneca can be terminated by AstraZeneca if we breach the agreement and do not cure the breach or without cause upon 90 days notice given any time after the earlier of the end of the term of the preclinical research collaboration or four years after the research term began. In addition, if a competitor of AstraZeneca acquires control of us, AstraZeneca can terminate the agreement or specified provisions of the agreement, including our right to participate on the committee overseeing development under the agreement and our co-promotion rights. Our alliance agreement with GlaxoSmithKline can be terminated by GlaxoSmithKline if we breach the agreement in certain respects and do not cure the breach or without cause upon 90 days notice.

We acquired rights to Inversine, which is our only product approved by the U.S. Food and Drug Administration, or FDA, for marketing, in August 2002. Inversine is approved for the management of moderately severe to severe essential hypertension and uncomplicated cases of malignant hypertension, which are high blood pressure disorders. However, we believe that Inversine is prescribed predominantly for the treatment of neuropsychiatric disorders, such as Tourette’s syndrome, autism and bipolar disorder. Sales of Inversine generated net revenue of $718,000 for the year ended December 31, 2008, $518,000 for the year ended

December 31, 2007 and $585,000 for the year ended December 31, 2006. We instituted a price increase of 19% for Inversine at the beginning of 2009 and a price increase of 62% for Inversine at the beginning of 2008 to help offset the impact of increased cost of product sales resulting primarily from FDA product and establishment fees. We experienced decreased sales volume during 2008. As a result of increased FDA fees and declining prescriptions for Inversine, we expect that we may discontinue sales of Inversine as soon as the second half of 2009.

From time to time we seek and are awarded grants or work to be performed under grants awarded to third-party collaborators from which we derive revenue. As of December 31, 2008, we are a named subcontractor under a grant awarded to The California Institute of Technology by the National Institute on Drug Abuse, or NIDA, part of the National Institutes of Health, to fund research on innovative NNR-based approaches to the development of therapies for smoking cessation. We expect to receive approximately $1.1 million in the aggregate over a five-year period that began in July 2006 in connection with the NIDA grant. Funding for awards under federal grant programs is subject to the availability of funds as determined annually in the federal appropriations process.

A substantial portion of our revenue depends on the successful achievement of milestone events under our agreements with AstraZeneca and GlaxoSmithKline. Our revenue may vary substantially from quarter to quarter and year to year.

Research and Development Expenses

Since our inception, we have focused our activities on our drug discovery and development programs. We record research and development expenses as they are incurred. Research and development expenses represented approximately 85%, 80% and 78% of our total operating expenses for the years ended December 31, 2008, 2007 and 2006, respectively. Research and development expenses include costs associated with:

•	the employment of personnel involved in our drug discovery, research and development activities;

•	research and development facilities and equipment;

•	clinical trials, including fees paid to contract research organizations to monitor and oversee some of our trials;

•	costs to conduct research activities under the a4ß2 research collaboration with AstraZeneca;

•	the screening, identification and optimization of product candidates;

•	formulation and chemical development;

•	production of clinical trial materials, including fees paid to contract manufacturers;

•	preclinical animal studies, including the costs to engage third-party research organizations;

•	quality assurance activities;

•	compliance with FDA regulatory requirements;

•	consulting, license and sponsored research fees paid to third parties;

•	the development and enhancement of our drug discovery technologies that we refer to as Pentad;

•	depreciation of capital assets used to develop our products; and

•	stock options or other stock-based awards granted to personnel in research and development functions.

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

We have not received FDA or foreign regulatory marketing approval for any of our product candidates that are in development. Our current and future expenditures on preclinical and clinical development programs are subject to numerous uncertainties in timing and cost to completion. We test compounds in numerous preclinical studies for safety, toxicology and efficacy. We then conduct clinical trials for those product candidates that we determine to be the most promising. If we do not establish an alliance or collaboration in which our collaborator assumes responsibility for funding the development of a particular product candidate, we fund these trials ourselves. As we obtain results from clinical trials, we may elect to discontinue or delay trials for some product candidates in order to focus our resources on more promising product candidates. Completion of clinical trials by us or a collaborator of ours may take several years or more, but the length of time generally varies substantially according to the type, complexity, novelty and intended use of a product candidate. The cost of clinical trials for a particular product candidate may vary significantly as a result of a variety of factors, including:

•	the number of subjects who participate in the trials;

•	the number and locations of sites included in the trials;

•	the length of time required to enroll trial subjects;

•	the therapeutic areas being investigated;

•	the duration of the trials and subject follow-up;

•	the costs of producing supplies of the product candidate needed for trials and regulatory submissions;

•	the efficacy and safety profile of the product candidate; and

•	the costs and timing of, and the ability to secure, regulatory approvals.

In addition, our strategy includes entering into alliances and collaborations with third parties to participate in the development and commercialization of some of our product candidates. Where a third party has responsibility for or authority over the preclinical or clinical development of a particular product candidate, the estimated completion date is largely under control of that third party and not under our control. We cannot forecast with any degree of certainty whether AstraZeneca or GlaxoSmithKline will exercise any options to license particular product candidates that become exercisable under the terms of our respective agreements, which of our product candidates will be subject to future alliances or collaborations or how such arrangements would affect our development plans or capital requirements. Because of this uncertainty, and because of the numerous uncertainties related to clinical trials and related activities as described above, we are unable to determine the duration and completion costs of our research and development programs or whether or when we will generate revenue from the commercialization and sale of any of our product candidates in development.

General and Administrative Expenses

General and administrative expenses consist principally of salaries and other related costs for personnel in executive, finance, accounting, business development, legal and human resource functions. Other general and administrative expenses include expenses associated with stock options and other stock-based awards granted to personnel in those functions, depreciation and other facility costs not otherwise included in research and development expenses, patent-related costs, insurance costs and professional fees for consulting, legal, accounting and public and investor relations services.

Income Taxes

We generated net income for the year ended December 31, 2006 due primarily to the recognition of revenue derived under our agreement with AstraZeneca. We incurred net operating losses for 2008, 2007 and each other year since inception and consequently have not paid federal, state or foreign income taxes in any period. As of December 31, 2008, we had net operating loss carryforwards for federal income tax purposes of $113.6 million and for state income tax purposes of $113.5 million. We also had $6.1 million in research and development federal income tax credits as of December 31, 2008. The federal net operating loss carryforwards begin to expire in 2020. The state net operating loss carryforwards begin to expire in 2015. The research and development tax credits begin to expire in 2021. Utilization of the net operating loss carryforwards and credits may be subject to a substantial annual limitation due to ownership change limitations provided by Section 382 of the Internal Revenue Code of 1986, as amended, and similar state provisions. When an ownership change, as defined by Section 382, occurs, an annual limitation is imposed on a company’s use of net operating loss and credit carryforwards attributable to periods before the change. As a result of a series of stock issuances, we had such an ownership change in November 2002. Consequently, an annual limitation is imposed on our use of net operating loss and credit carryforwards that are attributable to periods before November 2002 and a portion of the net operating loss carryforwards described above may potentially not be usable by us. We could experience additional ownership changes in the future. For financial reporting purposes, we have recorded a valuation allowance to fully offset the deferred tax asset related to these carryforwards because realization of the benefit is uncertain.

Fair Value

We had $0 and $23.0 million invested in student loan auction rate securities, or ARS, as of December 31, 2008 and December 31, 2007, respectively. Student loan ARS are variable rate debt instruments that have a contractual maturity of approximately 20 to 40 years and are intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, enabling investors to either roll over their holdings or gain immediate liquidity by selling them at par value. Auctions for the student loan ARS that we owned were scheduled at 28-day intervals.

Prior to the first quarter of 2008, our history with the student loan ARS market had been that these investments could be redeemed at any of the regularly scheduled 28-day auctions and we believed that the risk that these investments could not be redeemed within a year was minimal. Accordingly, we had historically viewed student loan ARS as available for use in current operations and classified them as short-term investments, even though their stated maturity dates may have been more than one year beyond the balance sheet date. We recorded our student loan ARS at par based on observable quoted prices from an active market at the balance sheet date.

As of March 31, 2008, we continued to own $16.8 million of student loan ARS. The uncertainties experienced in the credit markets in 2008 affected the student loan ARS market, and, beginning in February 2008, auctions for our student loan ARS failed to settle on their respective settlement dates.

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

In June 2008, $1.4 million of $16.8 million total par value of our student loan ARS was redeemed by the issuers of the underlying securities. Based on the June 2008 redemption and expected future redemptions, we determined the carrying value of our student loan ARS as of June 30, 2008 based on observable quoted prices in an active market, reversed the fair value adjustment that had decreased the carrying value of our student loan ARS by $297,000 as of March 31, 2008 and recorded our remaining student loan ARS as of June 30, 2008 as short-term investments at their par value of $15.4 million. The full par value of our remaining student loan ARS was subsequently redeemed by the issuers of the underlying securities in July 2008. Since July 2008, we have not invested in any student loan ARS.

Our short-term investments in certificates of deposit of $37.0 million at December 31, 2008 are recorded at quoted prices of an active market.

Our intangible assets consist of rights assigned to us from Layton Bioscience, Inc., including licensed patent rights and rights related to the Inversine trademark and product technology. We recognized a net loss on sales of Inversine for each of 2008 and 2007 and do not expect to recognize net income from sales of Inversine for future periods. The history of losses on sales of Inversine and the forecast for future periods indicate the carrying value of the intangible asset may not be recoverable. We valued the Inversine trademark and product technology intangible asset originally at $346,000. During the fourth quarter of 2008, as part of our processes for preparation of our financial statements, we performed an impairment analysis of the Inversine trademark and product technology intangible asset using a discounted cash flow model that is based on estimated future net product sales and cost of product sales and considers assumptions such as, among other things, estimated future product sales volumes and estimated future sales price increases. Based on our impairment analysis, we determined that the Inversine trademark and product technology intangible asset had no fair value. As a result, we recorded an impairment charge for the full amount of the unamortized balance of the Inversine trademark and product technology intangible asset as of the valuation date, or $220,000, to research and development expenses in the fourth quarter of 2008. The impairment charge has no effect on our prospective amortization of the licensed patent rights intangible asset to research and development expenses on a straight-line basis over the remaining useful life of the patents.

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

Our significant accounting policies are described in Note 2 to our audited financial statements for the year ended December 31, 2008 included in this annual report. We believe that our accounting policies relating to revenue recognition, accrued expenses and stock-based compensation are the most critical to understanding and evaluating our reported financial results. We have identified these policies as critical because they both are important to the presentation of our financial condition and results of operations and require us to make judgments and estimates on matters that are inherently uncertain and may change in future periods. For more information regarding these policies, you should refer to Note 2 to our audited financial statements included in this annual report.

Revenue Recognition

We use revenue recognition criteria in Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, or SAB 101, as amended by Staff Accounting Bulletin No. 104, Revision of Topic 13, or SAB 104, which are referred to together as SEC Topic 13, Revenue Recognition, or Topic 13. We derive a substantial portion of our revenues from our collaboration with AstraZeneca and our alliance with GlaxoSmithKline and expect that we will continue to derive a substantial portion of our revenues from these relationships over at least the next several years.

Our collaboration and alliance agreements contain multiple elements, including: upfront fees, which may include initial payments upon commencement of the contractual relationship, payment representing a common stock purchase premium or payment to secure a right for a future license; research fees for ongoing research and development; payments associated with the achievement of discovery, development, regulatory and commercial milestone events; and rights to receive royalties based on specified percentages of any net product sales. In determining the accounting for collaboration and alliance agreements, we follow the provisions of Emerging Issues Task Force, or EITF, Issue 00-21, Revenue Arrangements with Multiple Deliverables, or EITF 00-21. EITF 00-21 provides guidance on whether an arrangement involves a single unit of accounting or separate units of accounting for revenue recognition purposes and, if separate units, how to allocate amounts received in the arrangement among the separate units. If a collaboration or alliance agreement involves separate units of accounting, we determine the revenue recognition applicable to each unit. If a collaboration or alliance agreement involves a single unit of accounting, we determine the revenue recognition applicable to the entire arrangement.

We defer recognition of non-refundable upfront fees and recognize them into revenue on a straight-line basis over the expected development period, to the extent such fees are attributable to a specific licensed product candidate, or otherwise over the estimated term of our performance obligations or where our collaborator has substantially all research and development responsibility, over the estimated research and development period. The period over which we recognize the revenue may be adjusted from time to time to take into account any delays or acceleration in the development of the applicable product candidate or any extension or shortening of the applicable performance period. Any such delay or acceleration in the development of a product candidate, or extension or shortening of a performance period, could result in further deferral of revenue or acceleration in the recognition of deferred revenue. As of December 31, 2008, all amounts that we have received from AstraZeneca and GlaxoSmithKline are non-refundable.

We recognize collaboration research and development revenue from research services performed under our collaboration agreements as research is performed and related expenses are incurred.

We recognize revenue for non-refundable payments that are based on the achievement of discovery, development, regulatory and commercial milestone events upon achievement of the milestone event if all of the following conditions are met:

•	achievement of the milestone event was not reasonably assured at the inception of the arrangement;

•	substantive effort is involved to achieve the milestone event; and

•

the amount of the milestone payment appears reasonable in relation to the effort expended, the other milestone payments in the arrangement and the related risk associated with achievement of the milestone event.

If any of these conditions are not met, we would defer recognition of the payment and recognize the payment on a straight-line basis over the estimated term of our performance obligations or, where our collaborator has substantially all research and development responsibility, over the estimated research and development period.

We recognize revenue for specific research and development costs that are reimbursable under our agreement with AstraZeneca, such as third-party manufacturing costs for drug material, in accordance with EITF Issue 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent, and EITF Issue 01-14, Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred. We reflect the revenue associated with these reimbursable amounts as a component of collaboration research and development revenue and we reflect the costs associated with these reimbursable amounts as a component of research and development expenses.

Under our collaboration agreement with AstraZeneca, we received an initial fee of $10.0 million in February 2006. Based on the agreement terms and consideration of fair value, we allocated $5.0 million of the initial fee to the a4ß2 research collaboration. Upon effectiveness of the agreement in January 2006, we commenced recognizing the $5.0 million as revenue over the planned four-year term of the research collaboration. We deferred recognition of the remaining $5.0 million of the initial fee, which we allocated to the AZD3480 license grants, until AstraZeneca made its determination in December 2006 to proceed with further development of AZD3480. Beginning in January 2007, we commenced recognizing the previously deferred $5.0 million of the initial fee ratably over the expected remaining five-year development period for AZD3480.

AstraZeneca’s December 2006 determination to proceed with further development of AZD3480 triggered a $20.0 million milestone payment to us. Based on the criteria of Topic 13, we recognized this amount as revenue in the fourth quarter of 2006. We received the milestone payment in January 2007.

In November 2007, AstraZeneca made a $2.0 million payment to us to secure the right to license TC-5619 following our completion of Phase 1 clinical development and a planned Phase 2 clinical proof of concept trial pursuant to an agreed development plan. Beginning in November 2007, we commenced recognizing the $2.0 million payment ratably over the expected development period to achieve clinical proof of concept.

We recorded research fees that we received from AstraZeneca during 2006 while it conducted additional clinical and non-clinical studies of AZD3480 as deferred revenue, as we could have been required to repay the amount received. Following AstraZeneca’s determination in December 2006 to proceed with further development of AZD3480, the research fees became non-refundable and we recognized as revenue all research fees that were previously deferred. In January 2007, we commenced recognizing all research fees under our agreement with AstraZeneca as the research is performed and related expenses are incurred.

In May 2008, we received a $200,000 payment from AstraZeneca and, in December 2008, we received a $2.0 million payment from AstraZeneca. Each payment was made upon achievement of a milestone event related to the development of AZD1446. We recognized the full amount of each payment as revenue upon achievement of the milestone event because the event met each of the conditions required for immediate recognition under our revenue recognition policy.

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

In May 2008, we received a $500,000 payment from GlaxoSmithKline upon achievement of a milestone event related to progress in our smoking cessation program. In November 2008, we received $1.0 million in payments from GlaxoSmithKline upon the achievement of milestone events related to progress in our smoking cessation program and in our preclinical pain program. We recognized the full amount of each payment as revenue upon achievement of the milestone event because the event met each of the conditions required for immediate recognition under our revenue recognition policy.

Accrued Expenses

In the normal course of our business, we contract with research institutions and contract research organizations that conduct or manage clinical trials or other research and development activities on our behalf and with contract manufacturers that produce drug substance or drug product for us. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. Payments under some of these agreements depend on factors such as the achievement of specified events, the production of drug substance or drug product, the successful recruitment of subjects, the completion of portions of a non-clinical study or clinical trial or similar conditions.

As part of the process of preparing financial statements, we are required to estimate accrued expenses with the objective of matching the recording of expenses in our financial statements to the actual services received and efforts expended. This process involves reviewing open contracts and purchase orders, communicating with our applicable personnel to identify services that have been performed on our behalf, estimating level of services performed and the associated cost incurred for the services when we have not yet been invoiced or otherwise notified of actual cost and reviewing invoices received that have not yet become due and payable. We make estimates of our accrued expenses as of each balance sheet date in our financial statements based on facts and circumstances known to us. We periodically confirm the accuracy of our estimates with the service providers and make adjustments if necessary. If we do not identify costs that we have begun to incur or if we underestimate or overestimate the level of services performed or the costs of these services, our actual expenses could differ from our estimates. Examples of estimated accrued expenses include:

•	fees for services performed by contract research organizations in connection with preclinical studies and clinical trials;

•	fees for services performed by clinical trial sites in connection with clinical trials;

•	fees for services performed by contract manufacturers in connection with the production of clinical trial materials and Inversine; and

•	professional service fees.

Stock-Based Compensation

We record expense related to the issuance of stock-based awards in accordance with the terms of Statement of Financial Accounting Standard No. 123(R), Share-Based Payment, or SFAS 123R. Under SFAS 123R, we recognize the grant-date fair value of stock options and other stock-based awards issued to employees and non-employee directors over the requisite service periods, which are typically the vesting periods. We currently use the Black-Scholes-Merton formula to estimate grant-date fair value and expect to continue to use this valuation model in the future. We use the modified-prospective-transition method permitted by SFAS 123R, which requires us to record compensation expense for the non-vested portion of previously issued awards that were outstanding at January 1, 2005, and any awards issued or modified after January 1, 2005, taking into account projected forfeitures. We recorded stock-based compensation expense related to stock options granted to employees and directors of $2.1 million for the year ended December 31, 2008, $2.7 million for the year ended December 31, 2007, and $919,000 for the year ended December 31, 2006. As of December 31, 2008, we had $3.5 million in total unrecognized compensation cost related to non-vested stock-based compensation arrangements, which we expect to record over a weighted average period of 1.3 years. On January 9, 2009, we granted to employees stock options with an estimated grant-date fair value of $1.3 million, which we expect to record, after adjusting for estimated forfeitures, as stock-based compensation expense on a straight line basis over a period of 16 quarters.

Results of Operations

Years ended December 31, 2008 and December 31, 2007

Net Operating Revenues

	Year ended December 31,
	2008	2007	Change
	(in thousands)
Operating revenues:
Collaboration research and development	$8,967	$7,288	$1,679
Milestones and license fees from collaborations	10,179	3,548	6,631
Product sales, net	718	518	200
Grant revenue	221	222	(1)

Net operating revenues	$20,085	$11,576	$8,509

Net operating revenues for the year ended December 31, 2008 increased by $8.5 million as compared to the year ended December 31, 2007. The higher net operating revenues were principally attributable to an increase of $6.6 million in milestones and license fees from collaborations and to an increase of $1.7 million in collaboration research and development revenue. The increase in milestones and license fees from collaborations reflected $2.2 million in aggregate payments received from AstraZeneca upon the achievement of milestone events related to the progression of AZD1446 and $1.5 million in aggregate payments received from GlaxoSmithKline upon the achievement of milestone events related to progress in our smoking cessation and preclinical pain programs. The increase in milestones and license fees from collaborations also reflected recognition of an additional $2.9 million of deferred license fee revenue from payments received from GlaxoSmithKline and AstraZeneca in the second half of 2007 to $4.2 million for 2008, from $1.3 million for 2007. The increase in collaboration research and development revenue was primarily attributable to an increase of $2.0 million in research fees to $8.9 million for 2008, from $6.9 million for 2007, resulting from additional services rendered by us in the preclinical research collaboration that we and AstraZeneca are conducting as contemplated by the research plan. Based on the objectives and budget for the preclinical research collaboration with AstraZeneca for 2009, we anticipate that our collaboration research and development revenue generated under the collaboration will decrease in 2009 as compared to 2008.

In future periods, we are eligible to receive additional research fees, license fees and milestone payments under our agreements with AstraZeneca and GlaxoSmithKline. The amount of research fees, license fees and milestone fees will depend on the extent and success of our research and development activities, the timing and achievement of the discovery, development, regulatory and commercial milestone events, whether AstraZeneca elects to conduct further development of AZD3480, whether AstraZeneca exercises its future right to license TC-5619 and whether GlaxoSmithKline exercises any options to license product candidates that arise under the agreement. The likelihood that we will achieve any particular milestone event in 2009 or any future period is uncertain.

Net sales of Inversine for the year ended December 31, 2008 increased by $200,000 as compared to the year ended December 31, 2007. The increase resulted from a 62% increase in the sales price of Inversine made effective at the beginning of 2008, partially offset by a reduction in the volume of sales of Inversine. We instituted a 19% price increase for Inversine effective at the beginning of 2009. As of December 31, 2008, the effect of the 2009 price increase on net sales of Inversine was not determinable. We expect that we may discontinue sales of Inversine as soon as the second half of 2009. Even if we do not elect to discontinue sales of Inversine, we do not expect that sales of Inversine will increase substantially in the future.

Research and Development Expenses

	Year ended December 31,
	2008	2007	Change
	(in thousands)
Research and development expenses	$40,981	$34,620	$6,361

Research and development expenses for the year ended December 31, 2008 increased by $6.4 million as compared to the year ended December 31, 2007. The higher research and development expenses were principally attributable to an increase of $4.3 million in salary and benefit expenses and temporary personnel, supply and infrastructure costs and an increase of $2.2 million in costs incurred for third-party preclinical research and development services. These increases resulted principally from greater activities in the therapeutic focus areas of the alliance with GlaxoSmithKline, which was formed in July 2007, and greater activities in the preclinical research collaboration with AstraZeneca as product candidates progressed to later stages of research. A greater number of clinical-stage programs and progression of these programs during 2008 also contributed to the increase in salary and benefit expenses and temporary personnel, supply and infrastructure costs. These increases were partially offset by a decrease of $136,000 in costs incurred for third-party services in connection with research and development of clinical-stage product candidates, including costs for clinical trial activities, formulation activities, production of clinical trial materials, and pharmacology, toxicology and other non-clinical studies, to $11.1 million for 2008, from $11.2 million for 2007. The costs that we incurred for the years ended December 31, 2008 and 2007 for third-party services in connection with research and development of clinical-stage product candidates are shown in the table below:

	Year ended December 31,
	2008	2007	Change
	(in thousands)
TC-5214	$4,826	$3,926	$900
TC-5619	3,151	2,937	214
TC-6499	2,291	1,566	725
TC-2216	549	1,687	(1,138)
AZD3480	322	—	322

	$11,139	$10,116	$1,023

In addition to the product candidates shown in the table above, we incurred expenses for third party-services in connection with TC-2696, a product candidate that we have since ceased developing, of $1.1 million for the year ended December 31, 2007. We did not incur any expenses in connection with the development of TC-2696 during 2008.

The reported amount for TC-2216 for the year ended December 31, 2008 includes costs with respect to non-clinical studies conducted to characterize TC-2216 and its constituent enantiomers further and costs with respect to our completed Phase 1 single rising dose clinical trial.

General and Administrative Expenses

	Year ended December 31,
	2008	2007	Change
	(in thousands)
General and administrative expenses	$6,499	$8,013	$(1,514)

General and administrative expenses for the year ended December 31, 2008 decreased by $1.5 million as compared to the year ended December 31, 2007. The lower general and administrative expenses were principally attributable to a decrease of $627,000 in employee bonuses and a decrease of $967,000 in stock-based compensation expense.

Cost of Product Sales

	Year ended December 31,
	2008	2007	Change
	(in thousands)
Cost of product sales	$749	$715	$34

Our cost of product sales are those costs related directly to the sale of Inversine. Cost of product sales for the year ended December 31, 2008 increased by $34,000 as compared to the year ended December 31, 2007. The increase was primarily attributable to an increase in product and establishment fees assessed by the FDA.

The FDA assesses product and establishment fees for marketed products each year for the twelve-month period beginning October 1. Payment is required in advance, but companies can request a waiver after making payment. In assessing waiver requests, the FDA considers whether the company is pursuing innovative drug products or technology and whether the fees would present a significant barrier to the company’s ability to develop, manufacture or market innovative drug products or technology. Prior to 2007, we had historically requested and received a waiver of some or all of the FDA fees with respect to Inversine.

The waiver of some or all of the FDA fees that we had historically received with respect to Inversine prior to 2007 resulted in lower cost of product sales. In March 2007, we received notice that the FDA, citing our revenue and cash assets, had denied our request for a waiver of product and establishment fees that were assessed by the FDA and paid by us in 2006.

The amount of product and establishment fees for the twelve months beginning October 1, 2008 was $284,000. We have not applied and do not plan to apply for a waiver of these fees. Accordingly, we expect that the FDA fees will impact our cost of product sales for 2009 and any applicable future periods. We instituted a 19% price increase for Inversine effective at the beginning of 2009 and a 62% price increase for Inversine effective at the beginning of 2008, with the objective of offsetting the impact of the FDA fees.

Interest Income and Interest Expense

	Year ended December 31,
	2008	2007	Change
	(in thousands)
Interest income	$2,734	$3,837	$(1,103)
Interest expense	251	138	113

Interest income for the year ended December 31, 2008 decreased by $1.1 million as compared to the year ended December 31, 2007. The decrease was primarily attributable to lower short-term interest rates.

Interest expense for the year ended December 31, 2008 increased by $113,000 as compared to the year ended December 31, 2007. The increase was attributable to higher average principal balance under loan facilities used to finance equipment, furnishings, software and other fixed assets. We borrowed $4.8 million under a loan agreement with a bank entered into in March 2008 and an additional $489,000 under the same loan facility in September 2008. We used $1.7 million of the proceeds from the March 2008 loan to refinance the principal and interest outstanding on two tranches of a previous loan facility.

Years ended December 31, 2007 and December 31, 2006

Net Operating Revenues

	Year ended December 31,
	2007	2006	Change
	(in thousands)
Operating revenues:
Collaboration research and development	$7,288	$5,019	$2,269
Milestones and license fees from collaborations	3,548	21,146	(17,598)
Product sales, net	518	585	(67)
Grant revenue	222	787	(565)

Net operating revenues	$11,576	$27,537	$(15,961)

Net operating revenues for the year ended December 31, 2007 decreased by $16.0 million as compared to the year ended December 31, 2006. The lower net operating revenues were primarily attributable to a reduction of $17.6 million in milestones and license fees from collaborations. The lower milestones and license fees from collaborations for 2007 was attributable to our recognition of the $20.0 million milestone payment triggered by AstraZeneca’s December 2006 determination to proceed with further development of AZD3480, partially offset by a $2.4 million increase for 2007 in the recognition of deferred license fee revenue from payments received from AstraZeneca and GlaxoSmithKline. No milestone events related to AZD3480 were achieved during 2007.

The lower net operating revenues were also attributable to a reduction of $565,000 in grant revenue. The lower grant revenue was attributable to the expiration on September 30, 2006 of the cooperative agreement awarded to us in 2003 by the National Institute of Standards and Technology, or NIST, through its Advanced Technology Program, or ATP, to fund the development of sophisticated molecular simulation software. The grant revenue for the 2007 period related solely to activities in connection with our work as a subcontractor under the NIDA grant awarded to The California Institute of Technology to fund research on innovative NNR-based approaches to the development of therapies for smoking cessation.

The reductions in milestones and license fees from collaborations and grant revenue were partially offset by an increase in collaboration research and development revenues for the year ended December 31, 2007 of $2.3 million as compared to the year ended December 31, 2006. The higher collaboration research and development revenues were primarily attributable to an increase of $2.2 million in research fees to $6.9 million for the year ended December 31, 2007, from $4.7 million for the year ended December 31, 2006, resulting from additional services rendered by us in our preclinical research collaboration with AstraZeneca.

Net sales of Inversine for the year ended December 31, 2007 decreased by $67,000 as compared to the year ended December 31, 2006. The decrease resulted from a reduction in the volume of sales of Inversine.

Research and Development Expenses

	Year ended December 31,
	2007	2006	Change
	(in thousands)
Research and development expenses	$34,620	$21,788	$12,832

Research and development expenses for the year ended December 31, 2007 increased by $12.8 million as compared to the year ended December 31, 2006. The higher research and development expenses reflect increases in costs for third-party research and development services, including clinical trial activities, formulation activities, production of clinical trial materials, and pharmacology, toxicology and other non-clinical studies. The costs that we incurred for the years ended December 31, 2007 and 2006 for third-party services in connection with research and development of clinical-stage product candidates are shown in the table below:

	Year ended December 31,
	2007	2006	Change
	(in thousands)
TC-5214	$3,926	$—	$3,926
TC-5619	2,937	903	2,034
TC-6499	1,566	—	1,566
TC-2216	1,687	1,691	(4)
AZD3480	—	209	(209)

	$10,116	$2,803	$7,313

In addition to the product candidates shown in the table above, we incurred expenses for third party-services in connection with mecamylamine hydrochloride and TC-2696 of $0 and $1.1 million for the year ended December 31, 2007 and $555,000 and $891,000 for the year ended December 31, 2006, respectively.

The higher research and development expenses for 2007 also reflect an increase of $4.8 million in salary and benefits, occupancy costs and third-party service, supply and infrastructure costs incurred in connection with activities under the preclinical research collaboration with AstraZeneca and our other preclinical programs, including those in the therapeutic focus areas of our alliance with GlaxoSmithKline, to $21.2 million for the year ended December 31, 2007, from $16.4 million for the year ended December 31, 2006.

General and Administrative Expenses

	Year ended December 31,
	2007	2006	Change
	(in thousands)
General and administrative expenses	$8,013	$5,696	$2,317

General and administrative expenses for the year ended December 31, 2007 increased by $2.3 million as compared to the year ended December 31, 2006. The higher general and administrative expenses were principally attributable to an increase in stock-based compensation expense of $1.6 million as a result of compensatory stock option grants and greater occupancy, salary and benefit expenses and recruitment costs associated with an increase in our number of employees for 2007 as compared to 2006.

Cost of Product Sales

	Year ended December 31,
	2007	2006	Change
	(in thousand)
Cost of product sales	$715	$457	$258

Cost of product sales for the year ended December 31, 2007 increased by $258,000 as compared to the year ended December 31, 2006. The increase primarily reflects the FDA’s denial in 2007 of our request for a waiver of establishment fees for Inversine that had been granted in 2006. In both periods, the FDA denied our request for a waiver of product fees for Inversine.

Interest Income and Interest Expense

	Year ended December 31,
	2007	2006	Change
	(in thousands)
Interest income	$3,837	$2,584	$1,253
Interest expense	138	83	55

Interest income for the year ended December 31, 2007 increased by $1.3 million as compared to the year ended December 31, 2006. The increase was attributable to a substantially higher average cash balance during 2007 following receipt of a $20.0 million milestone payment from AstraZeneca in January 2007, $35.0 million in payments from GlaxoSmithKline upon entering into our alliance in July 2007, and $8.0 million in additional payments from AstraZeneca and GlaxoSmithKline in the fourth quarter of 2007, partially offset by lower short-term interest rates.

Interest expense for the year ended December 31, 2007 increased by $55,000 as compared to the year ended December 31, 2006. The increase was attributable to higher average principal balance under a loan facility used to finance laboratory equipment, furniture and other capital equipment purchases following $2.0 million in borrowings against the facility in June 2007, as well as the expiration in April 2007 of the interest free grace period under a loan from the City of Winston-Salem.

Liquidity and Capital Resources

Sources of Liquidity

From August 2000 when we became an independent company until completion of our initial public offering in April 2006, we financed our operations and internal growth primarily through private placements of convertible preferred stock. We derived aggregate net proceeds of $121.8 million from these private placements. In April 2006, we completed an initial public offering of our common stock, consisting of 5.0 million shares at a price of $9.00 per share. After deducting underwriting discounts and commissions and offering expenses, our net proceeds from the offering were $40.8 million. In January 2008, we completed another public offering of our common stock, consisting of 4.4 million shares at a price of $7.07 per share, the closing bid price of our common stock on the date that the offering was priced. After deducting underwriting discounts and commissions and offering expenses payable by us, our net proceeds from the offering were $29.1 million. We have also received funding from: upfront fees, payments for research and development services and payments upon achievement of milestone events under collaboration and alliance agreements; equipment and building lease incentive financing; government grants and interest income. We began generating revenue from product sales of Inversine in December 2002. To date, the net contribution from Inversine sales has not been a significant source of cash and we expect that we may discontinue sales of Inversine as soon as the second half of 2009.

In July 2007, we entered into a product development and commercialization agreement and related stock purchase agreement with GlaxoSmithKline. Pursuant to these agreements, GlaxoSmithKline made an initial payment to us of $20.0 million and purchased 1,275,502 shares of our common stock for an aggregate purchase price of $15.0 million. During 2008, we received $1.5 million in payments from GlaxoSmithKline upon the achievement of milestone events related to progress in our smoking cessation and preclinical pain programs. In December 2007, we received a $6.0 million payment from GlaxoSmithKline upon the initiation of a Phase 1 clinical trial of TC-6499. As of December 31, 2008, we had received $42.5 million in aggregate payments under our alliance agreement with GlaxoSmithKline.

In December 2005, we entered into a collaboration agreement with AstraZeneca. In January 2006, the agreement became effective and we began conducting research for which we are eligible to receive research fees. AstraZeneca paid us an initial fee of $10.0 million in February 2006 and $20.0 million in January 2007 triggered by achievement of a milestone event related to AZD3480. In November 2007, AstraZeneca paid us $2.0 million to secure the future right to license TC-5619. In May 2008, we received a $200,000 payment from AstraZeneca upon achievement of a milestone event related to the development of AZD1446. In December 2008, we received a $2.0 million payment from AstraZeneca upon achievement of a milestone event related to the initiation of Phase 1 clinical development of AZD1446. As of December 31, 2008, we had received $34.2 million in aggregate upfront fees and milestone payments under our collaboration agreement with AstraZeneca and had recognized an additional $21.3 million in collaboration research and development revenue for research services that we provided in the preclinical research collaboration that we are conducting with AstraZeneca under the agreement.

As discussed above under the heading “—Overview,” we are eligible to receive substantial additional payments from AstraZeneca, contingent on the achievement of specified milestone events related to AZD3480, AZD1446 and, if TC-5619 achieves clinical proof of concept and AstraZeneca elects to license it, TC-5619, and from GlaxoSmithKline, contingent on the achievement of specified milestone events in the five therapeutic focus areas of the alliance. There is no assurance that we will achieve any particular milestone event in 2009 or in any future period.

In March 2008, we entered into a loan agreement with a bank that provided borrowing capacity of $5.3 million to fund the purchase of equipment, furnishings, software and other fixed assets and enabled the refinancing of our loan facility with R.J. Reynolds Tobacco Holdings, Inc., or RJRT. We borrowed $4.8 million upon entering into the loan agreement and borrowed the remaining $489,000 in September 2008. Pursuant to the loan agreement, we granted a first priority security interest in favor of the bank in the assets acquired with the proceeds of the loan facility. The March 2008 loan bears interest at a fixed rate of 5.231% per annum and is repayable in equal monthly installments of $112,000 beginning April 1, 2008 and continuing through the maturity date of March 1, 2012. We used $1.7 million of the proceeds from the March 2008 loan to pay and satisfy in full the principal and interest outstanding on two of the tranches under the loan facility with RJRT and granted a first priority security interest in favor of the bank in assets previously acquired with the proceeds of those tranches. The September 2008 loan bears interest at a fixed rate of 6.131% per annum and is repayable in equal monthly installments of $11,000 beginning October 1, 2008 and continuing through the maturity date of September 1, 2012. As of December 31, 2008, the outstanding principal balance under the loan facility was $4.4 million. There is no additional borrowing capacity remaining available to us under the loan agreement.

We had a loan facility with R.J. Reynolds Tobacco Holdings, Inc., or RJRT that we entered into originally in May 2002 and that was subsequently amended. All borrowings under the facility were secured by specified tangible fixed assets determined sufficient by the lender at the time of disbursement. As of December 31, 2008, the outstanding principal balance under the loan facility was $23,000. The outstanding balance was paid in full on the maturity date of January 1, 2009.

In April 2002, we received a $500,000 loan from the City of Winston-Salem. Under the terms of the loan, there was no interest accrual or payment due until the fifth anniversary of the loan. Following expiration of the five-year grace period in April 2007, the outstanding principal balance of the loan bears interest at an annual interest rate of 5% and is payable in 60 equal monthly installments of $9,000. As of December 31, 2008, the outstanding principal balance under the loan was $337,000.

Our cash, cash equivalents and short-term investments were $88.4 million as of December 31, 2008 and $87.0 million as of December 31, 2007. As of December 31, 2008, substantially all of our cash, cash equivalents and short-term investments were invested in bank depository accounts, certificates of deposit, and institutional money market funds at Branch Banking and Trust Company, RBC Bank and Evergreen Investments, an affiliated entity of Wells Fargo & Company (formerly Wachovia Corporation). Approximately 94% of the $20.6 million that we had invested in institutional money market funds as of December 31, 2008 were in funds that invest 100% in U.S. Treasury bills and notes. In addition, our investments in Evergreen money market funds are currently subject to the U.S. Treasury Department’s Temporary Guarantee Program for Money Market Funds

initiated in September 2008. The program is expected to be in effect through April 30, 2009, at which time the Secretary of the Treasury is expected to review the need and terms for the program.

Cash Flows

	Year ended December 31,
	2008	2007	Change
	(in thousands)
Net cash (used in) provided by operating activities	$(28,261)	$24,838	$(53,099)
Net cash used in investing activities	(5,519)	(26,286)	20,767
Net cash provided by financing activities	31,579	13,107	18,472

Net (decrease) increase in cash and cash equivalents	$(2,201)	$11,659

	Year ended December 31,
	2007	2006	Change
	(in thousands)
Net cash provided by (used in) operating activities	$24,838	$(9,892)	$34,730
Net cash used in investing activities	(26,286)	(13,268)	(13,018)
Net cash provided by financing activities	13,107	40,053	(26,946)

Net increase in cash and cash equivalents	$11,659	$16,893

Net cash used in operating activities was $28.3 million for the year ended December 31, 2008 and net cash provided by operating activities was $24.8 million for the year ended December 31, 2007, a change of $53.1 million. The change in net cash (used in) provided by operating activities was principally due to:

•	a decrease in net loss of $2.4 million in 2008 to $25.7 million, from $28.1 million for the year ended December 31, 2007;

•

a decrease in our collaboration revenue and accounts receivable balance of (1) $19.2 million for 2007 as a result of our receipt of a $20.0 million milestone payment from AstraZeneca in January 2007 triggered by achievement of a milestone event related to AZD3480 and (2) $2.1 million for 2008, a difference of $17.1 million;

•

the addition in 2007 of an aggregate of $31.5 million in our deferred license fee revenue liability balance resulting from our receipt of a $20.0 million initial payment from GlaxoSmithKline and an aggregate deemed premium of $3.5 million resulting from GlaxoSmithKline’s purchase of common stock, in each case in connection with the formation of our alliance in July 2007, our receipt of a $6.0 million milestone payment from GlaxoSmithKline upon our initiation of a Phase 1 clinical trial of TC-6499 and our receipt of a $2.0 million payment from AstraZeneca to secure the future right to license TC-5619; and

•

an increase of $2.9 million in deferred license fee revenue recognized for 2008, which includes $1.5 million greater recognition of the payments received from GlaxoSmithKline upon formation of our alliance, $635,000 greater recognition of the payment received from GlaxoSmithKline upon our initiation of a Phase 1 clinical trial of TC-6499 and $808,000 greater recognition of the payment received from AstraZeneca to secure the future right to license TC-5619.

Net cash provided by operating activities for the year ended December 31, 2007 was $24.8 million and net cash used in operating activities for the year ended December 31, 2006 was $9.9 million, a change of $34.7 million. Our net loss for the year ended December 31, 2007 increased by $30.2 million to $28.1 million, from net income of $2.1 million for the year ended December 31, 2006. The increased net loss was more than offset by (1) the addition of an aggregate of $31.5 million in our deferred license fee revenue liability balance for 2007 as compared to the addition of $10.0 million for 2006, an increase of $21.5 million; and (2) a decrease in our collaboration revenue and accounts receivable balance of $19.2 million for 2007 as compared to an increase of $23.3 million for 2006, a difference of $42.5 million. The change in collaboration revenue and accounts receivable for both 2007 and 2006 was primarily due to our receipt in January 2007 of the $20.0 million milestone triggered by AstraZeneca’s December 2006 determination to proceed with further development of AZD3480.

Net cash used in investing activities for the year ended December 31, 2008 decreased by $20.8 million as compared to the year ended December 31, 2007. Net cash used in investing activities for the year ended December 31, 2007 increased by $13.0 million as compared to the year ended December 31, 2006. Cash used in investing activities primarily reflects the portion of our cash that we allocate to, and the timing of purchases and maturities of, our investments. Additionally, we purchased $2.1 million of property and equipment for the year ended December 31, 2008, a decrease of $2.8 million from $4.9 million in property and equipment purchases for the year ended December 31, 2007. The $4.9 million of property and equipment purchases for the year ended December 31, 2007 reflected an increase of $3.8 million from $1.1 million in property and equipment purchases for the year ended December 31, 2006. Purchases of property and equipment for each of 2008, 2007 and 2006 were primarily for equipment required to support our research and development operations. The higher purchases in 2007 as compared to 2008 and 2006 were a result of furniture and equipment purchases in connection with the 2007 expansion of our leased facilities.

Net cash provided by financing activities for the year ended December 31, 2008 increased by $18.5 million as compared to the year ended December 31, 2007. The increase was principally attributable to our receipt of $29.1 million in net proceeds from a public stock offering that we completed in January 2008 and incremental net borrowings of $1.0 million under our loan facilities for the year ended December 31, 2008, partially offset by our receipt of $11.5 million, net of the deemed premium, from GlaxoSmithKline for the purchase of common stock in July 2007. Net cash provided by financing activities for the year ended December 31, 2007 decreased by $26.9 million as compared to the year ended December 31, 2006. The decrease was primarily attributable to our receipt of $40.8 million in net proceeds as a result of the completion in April 2006 of our initial public offering, partially offset by the receipt of $11.5 million, net of the deemed premium, from GlaxoSmithKline for the purchase of common stock in July 2007 and $2.0 million in incremental net borrowings under our loan facility for the year ended December 31, 2007.

Funding Requirements

As of December 31, 2008, we had an accumulated deficit of $189.9 million. We expect to incur substantial operating losses for the foreseeable future. Our future capital requirements are difficult to forecast and will depend on many factors, including:

•

the results of the ongoing exploratory Phase 2 trial of AZD3480 in adults with ADHD and the decision by AstraZeneca whether to conduct additional development of AZD3480 in either or both of Alzheimer’s disease and ADHD;

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

•	the duration of our preclinical research collaboration with AstraZeneca;

•	the extent to which we retain development and commercialization rights or responsibilities for our product candidates that are not subject to our collaboration with AstraZeneca or our alliance with

GlaxoSmithKline and incur associated development and manufacturing costs and costs to establish sales and marketing functions;

•	our ability to establish strategic alliances, collaborations and licensing or other arrangements on terms favorable to us;

•	the costs, timing and outcomes of regulatory reviews or other regulatory actions;

•	the number and characteristics of product candidates that we pursue;

•	the costs of preparing, filing and prosecuting patent applications and maintaining, enforcing and defending intellectual property-related claims;

•	the costs of manufacturing-related services for our product candidates in clinical and late preclinical development;

•	the rate of technological advancements for the indications that we target;

•	the costs to satisfy our obligations under existing and potential future alliances and collaborations;

•	the timing, receipt and amount of sales or royalties, if any, from our potential products; and

•	the extent and scope of our general and administrative expenses.

We anticipate that implementing our strategy will require substantial additional capital as our clinical-stage and preclinical product candidates advance through the development cycle, as we progress our programs in the therapeutic focus areas of our alliance with GlaxoSmithKline and our preclinical research collaboration with AstraZeneca and as we invest in additional product opportunities and research programs and expand our research and development infrastructure. We do not expect our existing capital resources to be sufficient to enable us to fund the completion of the development of any of our product candidates. We currently expect our existing capital resources to be sufficient to fund our operations at least through the first half of 2011, without taking into account amounts that we would be entitled to receive if clinical development milestone events are achieved under our agreement with AstraZeneca or our agreement with GlaxoSmithKline. However, our operating plan may change as a result of many factors, including those described above. We may need additional funds sooner than planned to meet operational needs and capital requirements for product development.

We do not expect to generate sufficient cash from our operations to sustain our business for the foreseeable future. We expect our continuing operating losses to result in increases in our cash required to fund operations over the next several years. To the extent our capital resources are insufficient to meet future capital requirements, we will need to finance future cash needs through alliances, collaborations or licensing arrangements, public or private equity or debt offerings or other financings. The global credit and financial markets have recently experienced a period of unusual volatility and illiquidity. This, coupled with other factors, may dramatically limit our access to additional equity or debt financing in the future on acceptable terms or at all. Also, additional alliances, collaborations or licensing arrangements may not be available on acceptable terms or at all. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate our research and development programs or obtain funds through arrangements with collaborators or others that may require us to relinquish rights to certain product candidates that we might otherwise seek to develop or commercialize independently. Additionally, any future equity funding may dilute the ownership of our stockholders.

We cannot accurately determine the completion dates and related costs of our research and development programs due to inherent uncertainties in outcomes of clinical trials and regulatory approvals of our product candidates. We cannot be certain that we will be able to successfully complete our research and development projects or establish strategic alliances or collaborations for our product candidates. Our failure to complete our research and development projects could have a material adverse effect on our financial position or results of operations.

To date, inflation has not had a material effect on our business.

Contractual Obligations

The following table summarizes our fixed contractual obligations as of December 31, 2008:

	Payments Due by Period
Contractual Obligation	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in thousands)
Long-term debt obligations	$4,798	$1,390	$2,963	$445	$—
Operating lease obligations	7,737	2,159	4,318	1,260	—
Purchase obligations	13,000	12,420	577	3	—

	$25,535	$15,969	$7,858	$1,708	$—

The amounts of purchase obligations reflected in the above table include obligations to purchase drug product or drug substance, to compensate clinical investigators, clinical trial sites and contract research organizations contingent on the performance of services in connection with clinical trials and to compensate contract research organizations contingent on the performance of non-clinical research and development services. The amount of purchase obligations for 2009 reflected in the above table also includes annual maintenance fees or other fixed payments required under our technology license agreements. Our technology license agreements are generally terminable by us on short notice. As a result, the annual maintenance fees or other fixed payments under those agreements are not included in purchase obligations in the above table after 2009. The amounts of purchase obligations for all periods reflected in the above table exclude contingent royalty payments that we may become required to make under our technology license agreements and other contingent payments that we may become required to make under our technology license agreements upon achievement of specified development, regulatory or commercial milestones.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board, or FASB issued SFAS No. 141(R), Business Combinations-a replacement of FASB Statement No. 141, or SFAS 141(R), which significantly changes the principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS 141(R) also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The provisions of SFAS 141(R) are effective prospectively, except for certain retrospective adjustments to deferred tax balances, for the fiscal years beginning after December 15, 2008. We do not expect SFAS 141(R) to have a material impact on our financial results.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51, or SFAS 160. SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The provisions of SFAS 160 are effective prospectively, except for certain retrospective disclosure requirements, for fiscal years beginning after December 15, 2008. We do not expect SFAS 160 to have a material impact on our financial results.

In April 2008, the FASB issued FASB Staff Position No. 142-3, Determination of the Useful Lives of Intangible Assets, FSP 142-3. FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of an intangible asset. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those years. We do not expect FSP 142-3 to have a material impact on our financial results.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

The primary objective of our investment activities is to preserve our capital to fund operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of cash equivalents and investments in a variety of securities that are expected to be of high credit quality. Our investments are typically short-term in nature. As of December 31, 2008, we had cash, cash equivalents and short-term investments of $88.4 million. Our investments may be subject to interest rate risk and could fall in value if market interest rates increase. However, because our investments are short term in duration, we believe that our exposure to interest rate risk is not significant and estimate that an immediate and uniform 10% increase in market interest rates from levels as of December 31, 2008 would not have a material impact on the total fair value of our portfolio.

We contract for the conduct of some of our clinical trials and other research and development and manufacturing activities with contract research organizations, clinical trial sites and contract manufacturers in Europe and India. We may be subject to exposure to fluctuations in foreign currency exchange rates in connection with these agreements. If the average Euro/U.S. dollar or Indian Rupee/U.S. dollar exchange rate were to strengthen or weaken by 10% against the corresponding exchange rate as of December 31, 2008, we estimate that the impact on our financial position, results of operations and cash flows would not be material. We do not hedge our foreign currency exposures.

We have not used derivative financial instruments for speculation or trading purposes.

Item 8.	Financial Statements and Supplementary Data.

INDEX TO THE FINANCIAL STATEMENTS

TARGACEPT, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Targacept, Inc.

We have audited the accompanying balance sheets of Targacept, Inc. as of December 31, 2008 and 2007, and the related statements of operations, redeemable convertible preferred stock and stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Targacept, Inc. at December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Targacept, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 12, 2009 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

Greensboro, North Carolina

March 12, 2009

TARGACEPT, INC.

BALANCE SHEETS

(in thousands, except par value amounts)

	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$51,202	$53,403
Short-term investments	37,161	33,637
Collaboration revenue and accounts receivable	2,073	4,198
Inventories	100	140
Prepaid expenses	1,430	1,035

Total current assets	91,966	92,413
Property and equipment, net	6,401	6,115
Intangible assets, net of accumulated amortization of $112 and $205 at December 31, 2008 and 2007, respectively	184	437

Total assets	$98,551	$98,965

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,500	$2,296
Accrued expenses	4,381	5,461
Current portion of long-term debt	1,390	918
Current portion of deferred rent incentive	42	42
Current portion of deferred license fee revenue	6,479	6,479

Total current liabilities	13,792	15,196
Long-term debt, net of current portion	3,408	1,686
Deferred rent incentive, net of current portion	109	151
Deferred license fee revenue, net of current portion	23,869	30,348

Total liabilities	41,178	47,381
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value, 100,000 shares authorized; 24,964 and 20,503 shares issued and outstanding at December 31, 2008 and 2007, respectively	25	20
Capital in excess of par value	247,244	215,799
Accumulated deficit	(189,896)	(164,235)

Total stockholders’ equity	57,373	51,584

Total liabilities and stockholders’ equity	$98,551	$98,965

See accompanying notes.

TARGACEPT, INC.

STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year ended December 31,
	2008	2007	2006
Operating revenues:
Collaboration research and development	$8,967	$7,288	$5,019
Milestones and license fees from collaborations	10,179	3,548	21,146
Product sales, net	718	518	585
Grant revenue	221	222	787

Net operating revenues	20,085	11,576	27,537
Operating expenses:
Research and development (including stock-based compensation of $1,130, $845 and $644 in 2008, 2007 and 2006, respectively)	40,981	34,620	21,788
General and administrative (including stock-based compensation of $935, $1,902 and $275 in 2008, 2007 and 2006, respectively)	6,499	8,013	5,696
Cost of product sales	749	715	457

Total operating expenses	48,229	43,348	27,941

Loss from operations	(28,144)	(31,772)	(404)
Other income (expense):
Interest income	2,734	3,837	2,584
Interest expense	(251)	(138)	(83)

Total other income (expense)	2,483	3,699	2,501

Net (loss) income	(25,661)	(28,073)	2,097
Preferred stock accretion	—	—	(3,333)

Net loss attributable to common stockholders	$(25,661)	$(28,073)	$(1,236)

Basic and diluted net loss attributable to common stockholders per share	$(1.04)	$(1.42)	$(0.09)

Weighted average common shares outstanding—basic and diluted	24,664	19,721	13,596

See accompanying notes.

TARGACEPT, INC.

STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands)

	Redeemable Convertible Preferred Stock			Common Stock		Capital in Excess of Par Value	Common Stock Warrants	Accumulated Deficit	Total Stockholders’ Equity (Deficit)

	Series A	Series B	Series C	Shares	Amount
Balances at December 31, 2005	$31,837	$41,760	$110,031	270	$—	$12,288	$214	$(174,983)	$(162,481)
Issuance of 30 shares of common stock related to exercise of stock options	—	—	—	30	—	62	—	—	62
Stock-based compensation	—	—	—	—	—	919	—	—	919
Accreted redemption value for Series A, Series B, and Series C redeemable convertible preferred stock	484	635	2,214	—	—	—	—	(3,333)	(3,333)
Net proceeds from initial public offering	—	—	—	5,000	5	40,770	—	—	40,775
Conversion of redeemable convertible preferred stock	(32,321)	(42,395)	(112,245)	13,832	14	147,103	—	39,843	186,960
Expiration of common stock warrants	—	—	—	—	—	—	(214)	214	—
Net income and comprehensive income	—	—	—	—	—	—	—	2,097	2,097

Balances at December 31, 2006	$—	$—	$—	19,132	$19	$201,142	$—	$(136,162)	$64,999
Issuance of 96 shares of common stock related to exercise of stock options	—	—	—	96	—	432	—	—	432
Stock-based compensation	—	—	—	—	—	2,747	—	—	2,747
Net proceeds from sale of 1,275 shares of common stock to GlaxoSmithKline	—	—	—	1,275	1	11,478	—	—	11,479
Net loss and comprehensive loss	—	—	—	—	—	—	—	(28,073)	(28,073)

Balances at December 31, 2007	$—	$—	$—	20,503	$20	$215,799	$—	$(164,235)	$51,584
Issuance of 91 shares of common stock related to exercise of stock options	—	—	—	91	—	271	—	—	271
Stock-based compensation	—	—	—	—	—	2,065	—	—	2,065
Net proceeds from public stock offering	—	—	—	4,370	5	29,109	—	—	29,114
Net loss and comprehensive loss	—	—	—	—	—	—	—	(25,661)	(25,661)

Balances at December 31, 2008	$—	$—	$—	24,964	$25	$247,244	$—	$(189,896)	$57,373

See accompanying notes.

TARGACEPT, INC.

STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2008	2007	2006
Operating activities
Net (loss) income	$(25,661)	$(28,073)	$2,097
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	1,800	907	821
Recognition of deferred license fee revenue	(6,479)	(3,548)	(1,146)
Impairment of intangible asset	220	—	—
Stock-based compensation expense	2,065	2,747	919
Recognition of deferred rent incentive	(42)	(42)	(403)
Changes in operating assets and liabilities:
Collaboration revenue and accounts receivable	2,125	19,171	(23,250)
Inventories	40	33	(132)
Prepaid expenses and accrued interest receivable	(453)	237	(646)
Accounts payable and accrued expenses	(1,876)	1,885	1,848
Deferred license fee revenue	—	31,521	10,000

Net cash (used in) provided by operating activities	(28,261)	24,838	(9,892)

Investing activities
Purchase of investments	(104,800)	(151,751)	(41,192)
Proceeds from sale of investments	101,334	130,409	29,000
Purchase of property and equipment	(2,053)	(4,944)	(1,076)

Net cash used in investing activities	(5,519)	(26,286)	(13,268)

Financing activities
Proceeds from issuance of long-term debt	5,300	2,000	407
Principal payments on long-term debt	(3,106)	(805)	(1,191)
Proceeds from issuance of common stock	29,385	11,912	40,837

Net cash provided by financing activities	31,579	13,107	40,053

Net (decrease) increase in cash and cash equivalents	(2,201)	11,659	16,893
Cash and cash equivalents at beginning of year	53,403	41,744	24,851

Cash and cash equivalents at end of year	$51,202	$53,403	$41,744

See accompanying notes.

TARGACEPT, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2008

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

2. Summary of Significant Accounting Policies

Use of Estimates and Reclassifications

The preparation of financial statements in conformity with U.S. generally accepted accounting principles, or GAAP, requires management to make estimates and assumptions that affect the amounts of assets, liabilities, revenues and expenses reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

Certain reclassifications have been made to the financial statements for the year ended December 31, 2007 to conform to the presentation in the financial statements for the year ended December 31, 2008. These reclassifications had no impact on net loss.

Cash and Cash Equivalents

The Company considers cash equivalents to be those investments which are highly liquid, readily convertible to cash and mature within three months from the date of purchase.

Short-Term Investments

Consistent with the Company’s investment policy, cash is invested with prominent financial institutions in bank depository accounts, certificates of deposit, and institutional money market funds. The Company determines the appropriate classification of marketable securities at the time of purchase and reevaluates such designation as of each balance sheet date. All marketable securities owned during 2008 and 2007 were classified as available for sale. Interest and dividend income on investments, as well as realized gains and losses, are included in “Interest income.” The cost of securities sold is based on the specific identification method.

Through July 2008, the Company had also invested surplus cash in student loan auction rate securities, or ARS. In June and July 2008, all of the Company’s student loan ARS were redeemed by the issuers of the underlying securities at full par value. As of December 31, 2008, the Company did not own any student loan ARS.

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

TARGACEPT, INC.

NOTES TO FINANCIAL STATEMENTS—(continued)

DECEMBER 31, 2008

2. Summary of Significant Accounting Policies—(continued)

During 2008, 2007 and 2006, the Company recognized revenue of $19,146,000, $10,836,000 and $26,165,000, respectively, or 95%, 94% and 95% of net operating revenues, respectively, from the collaboration and alliance agreements discussed in Note 15.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined by the weighted average method and consists of materials and manufacturing costs.

Property and Equipment and Intangible Assets

Property and equipment consists primarily of laboratory equipment, office furniture and fixtures and leasehold improvements and is recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets ranging from 3-10 years. Laboratory equipment is typically depreciated over 3-5 years, office furniture and fixtures are typically depreciated over 5-10 years, and leasehold improvements are typically amortized over the lesser of the asset life or the lease term.

Intangible assets consist of rights assigned from Layton Bioscience, Inc. The intangible assets are being amortized to research and development expense on a straight-line basis over the useful life of the patents, a period of 17 years from the date of acquisition.

The Company assesses the net realizable value of its long-lived assets and evaluates such assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. An impairment, if recognized, would be based on the excess of the carrying value of the impaired asset over its estimated fair value. An impairment analysis conducted by the Company of its intangible assets is discussed in Note 6.

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

Accrued Expenses

The Company records accruals based on estimates of the services received, efforts expended and amounts owed pursuant to contracts with clinical trial sites, contract research organizations and other service providers. In

TARGACEPT, INC.

NOTES TO FINANCIAL STATEMENTS—(continued)

DECEMBER 31, 2008

2. Summary of Significant Accounting Policies—(continued)

the normal course of business, the Company contracts with third parties to perform various clinical trial and other research and development activities in the ongoing development of potential products. The financial terms of these agreements are subject to negotiation and variation from contract to contract and may result in uneven payment flows. Payments under the contracts depend on factors such as the achievement of certain events, the production of drug substance or drug product, the successful recruitment of subjects, the completion of portions of a non-clinical study or clinical trial or similar conditions. The objective of the Company’s accrual policy is to match the recording of expenses in its financial statements to the actual services received and efforts expended. As such, expense accruals are recognized based on the Company’s estimate of the degree of completion of the event or events specified in the specific contract.

Deferred Rent Incentive

In August 2002, the Company received $2,013,000 as an incentive to lease its current facility. Through December 31, 2006, the incentive was recognized on a straight-line basis over the initial five-year term of the lease as a reduction to the lease expense. In January 2007, the Company renewed its lease for its current facility through July 2012 and began recognizing the remaining incentive over the renewal term. The Company recognized $42,000 of the incentive during each of 2008 and 2007, and recognized $403,000 of the incentive during 2006.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, short-term investments, accounts receivable, accounts payable, accrued expenses and long-term debt are considered to be representative of their respective fair values due to the short-term nature of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued expenses and the market interest rates of short-term investments and long-term debt.

Credit Risk

Financial instruments that potentially subject the Company to credit risk consist principally of cash, short-term investments and collaboration revenue and accounts receivable. The Company has established guidelines for investment of its excess cash designed to emphasize safety, liquidity and preservation of capital. The Company places its cash and cash equivalents with prominent financial institutions. At December 31, 2008 and 2007, the Company had deposits in excess of federally insured limits of $50,452,000 and $53,200,000, respectively.

Revenue Recognition

The Company uses revenue recognition criteria in Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, or SAB 101, as amended by Staff Accounting Bulletin No. 104, Revision of Topic 13, or SAB 104, which are referred to together as SEC Topic 13, Revenue Recognition, or Topic 13.

In determining the accounting for collaboration and alliance agreements, the Company follows the provisions of Emerging Issues Task force, or EITF, Issue 00-21, Revenue Arrangements with Multiple Deliverables, or EITF 00-21, for multiple element revenue arrangements. EITF 00-21 provides guidance on whether an arrangement that involves multiple revenue-generating activities or deliverables should be divided into separate units of accounting for revenue recognition purposes and, if this division is required, how the

TARGACEPT, INC.

NOTES TO FINANCIAL STATEMENTS—(continued)

DECEMBER 31, 2008

2. Summary of Significant Accounting Policies—(continued)

arrangement consideration should be allocated among the separate units of accounting. If the arrangement constitutes separate units of accounting according to the EITF’s separation criteria, a revenue recognition policy must be determined for each unit. If the arrangement constitutes a single unit of accounting, the revenue recognition policy must be determined for the entire arrangement.

Collaboration research and development revenue is earned and recognized as research is performed and related expenses are incurred. Non-refundable upfront fees, which may include an initial payment upon commencement of the contractual relationship, payment representing a common stock purchase premium or payment to secure a right for a future license, are recorded as deferred licensed fee revenue and recognized into revenue as milestone and license fees from collaborations on a straight-line basis over the expected development period, to the extent such fees are attributable to a specific licensed product candidate, or otherwise over the expected period of the Company’s performance obligations or where our collaborator has substantially all research and development responsibility, over the estimated research and development period.

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

Shipping and Handling Costs

During 2008, 2007 and 2006, $204,000, $215,000 and $191,000 of shipping and handling costs, respectively, were included in cost of product sales.

Income Taxes

The Company uses the liability method in accounting for income taxes as required by Statement of Financial Accounting Standard, or SFAS, No. 109, Accounting for Income Taxes, or SFAS 109. The Company follows Financial Accounting Standards Interpretation No. 48, Accounting for Uncertainty in Income Taxes, or FIN 48, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109. Under SFAS 109, deferred tax assets and liabilities are recognized for operating loss and tax credit carryforwards and for the future tax consequences attributable to the differences

TARGACEPT, INC.

NOTES TO FINANCIAL STATEMENTS—(continued)

DECEMBER 31, 2008

2. Summary of Significant Accounting Policies—(continued)

between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not that such assets will be realized. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. The Company’s policy is to classify any interest recognized in accordance with FIN 48 as interest expense and to classify any penalties recognized in accordance with FIN 48 as an expense other than income tax expense.

Net Loss Attributable to Common Stockholders Per Share

The Company computes net loss attributable to common stockholders per share in accordance with SFAS No. 128, Earnings Per Share, or SFAS 128. Under the provisions of SFAS 128, basic net loss per share attributable to common stockholders, or Basic EPS, is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding. Diluted net loss per share attributable to common stockholders, or Diluted EPS, is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares and dilutive common share equivalents outstanding.

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

Public Offerings of Common Stock and Pro Forma Information

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

Upon completion of the IPO, all outstanding shares of the Company’s Series A, Series B, and Series C redeemable convertible preferred stock, discussed in Note 9, automatically converted into shares of common stock and all outstanding warrants expired unexercised. Unaudited pro forma Basic EPS and Diluted EPS for 2006 is computed using the weighted average number of common shares outstanding, including the pro forma effects of the automatic conversion of all outstanding shares of redeemable convertible preferred stock into shares of the Company’s common stock effective upon the completion of the IPO as if such conversion had occurred at the date of the original issuance.

TARGACEPT, INC.

NOTES TO FINANCIAL STATEMENTS—(continued)

DECEMBER 31, 2008

2. Summary of Significant Accounting Policies—(continued)

On January 23, 2008, the Company completed a public offering of 4,370,000 shares of its common stock at a price of $7.07 per share. The Company’s net proceeds from the offering, after deducting underwriters’ discounts and commissions and offering expenses payable by the Company, were $29,114,000.

The following table sets forth the computation of Basic EPS and Diluted EPS:

	Year ended December 31,
	2008	2007	2006
	(in thousands, except per share amounts)
Historical
Numerator:
Net loss attributable to common stockholders	$(25,661)	$(28,073)	$(1,236)

Denominator:
Weighted-average common shares outstanding	24,664	19,721	13,596

Basic and diluted net loss per share attributable to common stockholders	$(1.04)	$(1.42)	$(0.09)

Pro forma (unaudited)
Numerator:
Net income attributable to common stockholders			$2,097

Denominator:
Shares used above			13,596
Pro forma adjustments to reflect assumed conversion of preferred stock and shares issued upon completion of IPO, on a weighted average basis			4,055

Shares used to compute pro forma basic net (loss) income per share attributable to common stockholders			17,651
Pro forma adjustments to reflect effects of dilutive stock options outstanding, on a weighted average basis			905

Shares used to compute pro forma diluted net (loss) income per share attributable to common stockholders			18,556

Pro forma basic and diluted net income per share attributable to common stockholders:
Basic			$0.12
Diluted			$0.11

TARGACEPT, INC.

NOTES TO FINANCIAL STATEMENTS—(continued)

DECEMBER 31, 2008

2. Summary of Significant Accounting Policies—(continued)

The Company has excluded all outstanding stock options and warrants from the historical calculation of net loss attributable to common stockholders per share for 2008, 2007 and 2006 because such securities are antidilutive. For 2006, the Company recognized pro forma net income attributable to common stockholders. As a result certain outstanding stock options were dilutive for 2006 on a pro forma basis, and have been included in the pro forma calculation of Diluted EPS. Total potentially dilutive securities, which include those reflected in the pro forma calculation for 2006, consist of the following on a weighted average basis:

	December 31,
	2008	2007	2006
	(in thousands)
Outstanding stock options	3,123	2,628	1,925
Redeemable convertible preferred stock	—	—	4,055
Outstanding warrants	—	—	63

Total	3,123	2,628	6,043

Stock-Based Compensation

The Company has two stock-based incentive plans, the 2000 Equity Incentive Plan of Targacept, Inc., as amended and restated, or the 2000 Plan, and the Targacept, Inc. 2006 Stock Incentive Plan, as amended and restated, or the 2006 Plan. The 2000 Plan and the 2006 Plan, or the Plans, are described more fully in Note 12.

The Company has adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), Share-Based Payment, or SFAS 123R, using the modified-prospective-transition method. Under that transition method, compensation cost recognized includes: (a) compensation cost for all stock-based payments granted prior to, but not yet vested as of, January 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123; (b) compensation cost for all stock-based payments granted subsequent to January 1, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R; and (c) compensation cost for awards modified on April 7, 2005, based on the modification provisions in accordance with SFAS 123R.

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

The Financial Accounting Standards Board, or FASB, issued FASB Staff Position, or FSP, No. FAS 123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards, which provides an elective alternative transition method for calculating the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS 123R and reported in the Statements of Cash Flows. This method includes simplified procedures to establish the beginning balance of the pool of excess

TARGACEPT, INC.

NOTES TO FINANCIAL STATEMENTS—(continued)

DECEMBER 31, 2008

2. Summary of Significant Accounting Policies—(continued)

tax benefits and to determine the subsequent effect on the pool and cash flows resulting from the tax effects of employee stock-based compensation awards that were outstanding upon adoption of SFAS 123R. The Company has elected to adopt the alternative transition method provided in FSP No. FAS 123(R)-3.

Non-refundable Advance Payments

The Company adopted EITF Issue 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to be Used in Future Research and Development Activities, or EITF 07-3, on January 1, 2008. EITF 07-3 concluded that non-refundable advance payments for goods or services to be received in the future for use in research and development activities should be deferred and capitalized and that the capitalized amounts should be expensed as the goods are delivered or the services are rendered. If an entity’s expectations change such that it does not expect it will need the goods to be delivered or the services to be rendered, capitalized non-refundable advance payments should be charged to expense. Application of the provisions of EITF 07-3 resulted in an increase in total assets and a decrease in net loss of $428,000, or $0.02 per share, for the year ended December 31, 2008.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations-a replacement of FASB Statement No. 141, or SFAS 141(R), which significantly changes the principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. SFAS 141(R) also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The provisions of SFAS 141(R) are effective prospectively, except for certain retrospective adjustments to deferred tax balances, for business combinations for which the acquisition date is on or after the beginning of a fiscal year that begins after December 15, 2008. The Company does not expect SFAS 141(R) to have a material impact on its financial results.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51, or SFAS 160. SFAS 160 establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. The provisions of SFAS 160 are effective prospectively, except for certain retrospective disclosure requirements, for fiscal years beginning after December 15, 2008. The Company does not expect SFAS 160 to have a material impact on its financial results.

In April 2008, the FASB issued FASB Staff Position No. 142-3, Determination of the Useful Lives of Intangible Assets, or FSP 142-3. FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of an intangible asset. The provisions of FSP 142-3 are effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those years. The Company does not expect FSP 142-3 to have a material impact on its financial results.

Fair Value Accounting

Effective January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements, or SFAS 157, for application to financial assets. SFAS 157 defines fair value, provides a consistent framework for measuring

TARGACEPT, INC.

NOTES TO FINANCIAL STATEMENTS—(continued)

DECEMBER 31, 2008

2. Summary of Significant Accounting Policies—(continued)

fair value under GAAP and expands fair value financial statement disclosure requirements. SFAS 157 does not require any new fair value measurements. SFAS 157 applies only to accounting pronouncements that already require or permit fair value measures, except for standards that relate to share-based payments such as SFAS 123R and related interpretations.

The valuation techniques of SFAS 157 are based on both observable and unobservable inputs. Observable inputs reflect readily obtainable data from independent sources, and unobservable inputs reflect the Company’s market assumptions. SFAS 157 classifies these inputs into the following hierarchy:

Level 1 Inputs—Quoted prices for identical instruments in active markets.

Level 2 Inputs—Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and valuations whose inputs are observable or whose significant value drivers are observable.

Level 3 Inputs—Instruments with primarily unobservable value drivers.

As of December 31, 2008, the Company had $37,000,000 invested in available-for-sale marketable securities, comprised entirely of certificates of deposit. The Company determines fair value for certificates of deposit through quoted market prices, or Level 1 inputs. The Company has also previously invested in student loan auction rate securities, or ARS. All of the Company’s previously owned ARS were redeemed by the issuers of the underlying securities at full par value in June and July 2008. Prior to January 1, 2008, the Company determined fair value for student loan ARS based on quoted market prices in active markets for identical assets. However, based on failures of student loan ARS to settle at auction, the Company determined fair value for student loan ARS based on a discounted cash flow model for a portion of the year ended December 31, 2008. This model considered, among other things, the expected timing for successful auctions or refinancings in the future, the composition and quality of the underlying collateral and the creditworthiness of the issuer. Because these inputs were not observable, they were classified as Level 3 inputs under SFAS 157. The adoption of SFAS No. 157 had no effect on the valuation of the Company’s available-for-sale marketable securities as of December 31, 2008.

The table below provides a reconciliation of the Company’s fair value measurements that used Level 3 inputs for the year ended December 31, 2008:

Year Ended December 31, 2008
(in thousands) Available for Sale Marketable Securities
Level 3 balance at beginning of period	$—
Transfers into Level 3	16,750
Transfers out of Level 3	—
Fair value adjustments	—
Redemptions	(16,750)

Level 3 balance at end of period	$—

TARGACEPT, INC.

NOTES TO FINANCIAL STATEMENTS—(continued)

DECEMBER 31, 2008

2. Summary of Significant Accounting Policies—(continued)

The Company values non-financial assets, such as the intangible asset measured at fair value for an impairment assessment (see Note 6), using previously issued FASB standards in accordance with FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157.

3. Short-term Investments

As of the respective dates shown, the Company’s short-term investments consisted of:

	December 31,
	2008	2007
	(in thousands)
Certificates of deposit	$37,000	$10,534
Student loan auction rate securities	—	23,000
Accrued interest	161	103

	$37,161	$33,637

4. Inventories

As of the respective dates shown, inventories consisted of the following:

	December 31,
	2008	2007
	(in thousands)
Raw materials	$52	$52
Finished goods	48	88

	$100	$140

5. Property and Equipment

As of the respective dates shown, property and equipment consisted of the following:

	December 31,
	2008	2007
	(in thousands)
Laboratory equipment	$10,268	$8,941
Office furniture and fixtures	3,232	2,659
Leasehold improvements	1,133	1,030

	14,633	12,630
Less: accumulated depreciation	(8,232)	(6,515)

Property and equipment, net	$6,401	$6,115

The Company recorded $1,767,000, $869,000 and $783,000 of depreciation expense for 2008, 2007 and 2006, respectively.

TARGACEPT, INC.

NOTES TO FINANCIAL STATEMENTS—(continued)

DECEMBER 31, 2008

6. Intangible Assets

As of the respective dates shown, intangible assets consisted of the following:

	December 31,
	2008	2007
	(in thousands)
Patents	$296	$642
Less: accumulated amortization	(112)	(205)

Total	$184	$437

Intangible assets consist of rights assigned from Layton Bioscience, Inc., which include licensed patent rights and rights related to the Inversine trademark and product technology. The Company recognized a net loss on sales of Inversine in each of 2008 and 2007 and does not expect to recognize net income from sales of Inversine in future periods. The history of losses on sales of Inversine and the forecast for future periods indicate the carrying value of the intangible asset may not be recoverable. The Inversine trademark and product technology intangible asset had an original value to the Company of $346,000. During the fourth quarter of 2008, as part of its processes for preparation of its financial statements, the Company performed an impairment analysis of the Inversine trademark and product technology intangible asset using a discounted cash flow model that is based on estimated future net product sales and cost of product sales and considers assumptions such as, among other things, estimated future product sales volumes and estimated future sales price increases. The Company determined that the Inversine trademark and product technology intangible asset had no fair value. As a result, the Company recorded an impairment charge for the full amount of the unamortized balance of the Inversine trademark and product technology intangible asset as of the valuation date, or $220,000, to research and development expense in the fourth quarter of 2008. The impairment charge has no effect on the Company’s prospective amortization of the licensed patent rights intangible asset to research and development expenses on a straight-line basis over the remaining useful life of the patents.

The Company recorded amortization expense of $33,000 during 2008, which includes $16,000 of amortization expense related to the Inversine trademark and product technology for the period from January 1, 2008 through September 30, 2008. The Company recognized amortization expense of $38,000 for each of 2007 and 2006 and expects to recognize $17,000 of amortization expense for each of the next five years.

7. Accrued Expenses

As of the respective dates shown, accrued expenses consisted of the following:

	December 31,
	2008	2007
	(in thousands)
Clinical trial costs	$2,618	$2,830
Employee compensation	1,484	2,332
Other	279	299

Total	$4,381	$5,461

TARGACEPT, INC.

NOTES TO FINANCIAL STATEMENTS—(continued)

DECEMBER 31, 2008

8. Long-term debt

During 2002, the Company entered into an agreement to borrow $500,000 from the City of Winston-Salem. The note payable to the City of Winston-Salem matures on April 19, 2012 and was non-interest bearing until April 2007 when it began to bear interest at an annual rate of 5% or 7% depending on the gross revenue of the Company until maturity. No payments were due on the City of Winston-Salem note until the 5-year anniversary of the loan. In April 2007, the Company began making monthly payments of $9,000 on the loan based on an interest rate of 5%.

During 2002, the Company entered into an agreement to borrow $2,500,000 from R.J. Reynolds Tobacco Holdings, Inc., or RJRT. The note payable to RJRT was subsequently amended and the Company borrowed an aggregate additional amount of $2,000,000 in 2004. The note payable to RJRT was further amended in 2006 and the Company borrowed an aggregate additional amount of $2,000,000 in two tranches in June 2007. All borrowings under the note payable to RJRT were used to fund the purchase of equipment, furnishings, software and other fixed assets and were repayable over 48-month terms from the respective borrowing dates. The Company used $1,679,000 of the proceeds from the March 2008 loan discussed below to pay and satisfy in full the principal and interest outstanding on the June 2007 borrowings. At December 31, 2008, the Company had $23,000 remaining outstanding under its note payable to RJRT, accruing interest at an annual rate of 6.89%. The outstanding balance was paid in full on the maturity date of January 1, 2009. As of January 1, 2009, the Company had no outstanding long-term debt to RJRT.

In March 2008, the Company entered into a loan agreement with a bank that provided borrowing capacity of $5,300,000 to fund the purchase of equipment, furnishings, software and other fixed assets and enable the refinancing of its loan facility with RJRT. The Company borrowed $4,811,000 upon entering into the loan agreement and borrowed the remaining $489,000 in September 2008.

The Company’s March 2008 loan bears interest at a fixed rate of 5.231% per annum and is repayable in equal monthly installments of $112,000 beginning April 1, 2008 through the maturity date of March 1, 2012. The Company used $1,679,000 of the proceeds from the March 2008 loan to pay and satisfy in full the principal and interest outstanding on the two June 2007 tranches under its loan facility with RJRT and granted a first priority security interest in favor of the bank in assets previously acquired with the proceeds of those tranches. The Company’s September 2008 loan bears interest at a fixed rate of 6.131% per annum and is repayable in equal monthly installments of $11,000 beginning October 1, 2008 through the maturity date of September 1, 2012.

The Company paid $244,000, $128,000 and $81,000 in interest under notes payable during 2008, 2007 and 2006, respectively. Maturities of long-term debt were as follows at December 31, 2008 (in thousands):

2009	$1,390
2010	1,442
2011	1,521
2012	445
2013	—

$4,798

TARGACEPT, INC.

NOTES TO FINANCIAL STATEMENTS—(continued)

DECEMBER 31, 2008

9. Redeemable Convertible Preferred Stock

In August 2000, the Company issued 5,000,000 shares of its Series A redeemable convertible preferred stock, or the Series A, to RJRT, and completed a private placement of 6,537,634 shares of its Series B redeemable convertible preferred stock, or the Series B, generating cash of $29,073,000, net of offering costs. In January 2001, the Company issued 29,333 shares of Series B to three consultants in partial payment of consulting fees owed by the Company. In November 2002, the Company completed a private placement of 37,764,180 shares of its Series C redeemable convertible preferred stock, or the Series C, and received cash of $45,488,000, net of offering costs.

In March 2003, the Company completed a private placement of an additional 11,404,958 shares of the Series C and received cash of $13,767,000, net of offering costs. In December 2004, the Company completed a private placement of an additional 27,272,728 shares of the Series C and received cash of $32,900,000, net of offering costs. In May 2005, the Company completed a private placement of an additional 496,132 shares of the Series C and received cash of $612,000, net of offering costs.

All outstanding shares of the Series A, the Series B and the Series C automatically converted into shares of common stock upon completion of the IPO. Based on the terms of the redeemable convertible preferred stock, accrued dividends totaling $39,830,000 were forfeited in connection with the conversion.

Common stock issued upon automatic conversion of the redeemable convertible preferred stock upon completion of the IPO was as follows (in thousands, except conversion ratios):

Series	Shares Outstanding	Carrying Amount	Conversion Ratio	Shares of Common Stock Issued
A	5,000	$32,321	0.133	667
B	6,568	42,395	0.318 or 0.133	2,082
C	76,938	112,245	0.144	11,083

	88,506	$186,961		13,832

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

In conjunction with the issuance of Series A, the Company issued a warrant to purchase 215,054 shares of the Company’s common stock. The fair value of the warrant was estimated at the grant date to be $214,000 or $0.99 per share. The warrant expired unexercised upon completion of the IPO.

The Company had 3,119,000 and 3,125,000 shares of common stock reserved for future issuance upon the exercise of outstanding stock options at December 31, 2008 and 2007, respectively.

TARGACEPT, INC.

NOTES TO FINANCIAL STATEMENTS—(continued)

DECEMBER 31, 2008

11. Income Taxes

For the years ended December 31, 2008 and 2007, there was no provision (benefit) for federal or state income taxes, as the Company incurred operating losses. For the year ended December 31, 2006, there is no provision (benefit) for federal or state income taxes because taxable income was offset by operating loss carryforwards. The Company incurred operating losses from inception through the year ended December 31, 2005.

The Company’s effective tax rate differs from the federal income tax rate for the following reasons:

	Year Ended December 31,
	2008	2007	2006
Expected federal income tax benefit/expense at statutory rate	34%	34%	34%
Increase (decrease) resulting from:
Research and development credits	4	3	(32)
Stock-based compensation	(1)	(1)	11
State income tax expense, net of federal benefit	4	4	6
Change in valuation allowance	(41)	(40)	(20)
Other	—	—	1

	—%	—%	—%

At December 31, 2008, 2007 and 2006, the Company had net operating loss carryforwards for federal income tax purposes of $113,648,000, $113,093,000 and $94,571,000, respectively, and for state income tax purposes of $113,493,000, $113,083,000 and $94,566,000, respectively, and research and development federal income tax credits of $6,118,000, $3,910,000 and $2,799,000, respectively. The federal net operating loss carryforwards begin to expire in 2020. The state net operating loss carryforwards begin to expire in 2015. The research and development tax credits begin to expire in 2021.

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company’s net deferred tax assets relate principally to its net operating loss carryforwards and recognition of deferred license fees from collaborations. A valuation allowance has been recognized to offset the deferred tax assets. If and when recognized, the tax benefit for those items will be reflected in current operations of the period in which the benefit is recorded as a reduction of income tax expense. The utilization of the loss carryforwards to reduce future income taxes will depend on the Company’s ability to generate sufficient taxable income prior to the expiration of the net operating loss carryforwards. For the years ended December 31, 2008 and 2007, the valuation allowance increased $10,574,000 and $10,619,000, respectively. For the year ended December 31, 2006, the valuation allowance decreased $410,000.

TARGACEPT, INC.

NOTES TO FINANCIAL STATEMENTS—(continued)

DECEMBER 31, 2008

11. Income Taxes—(continued)

As of the respective dates shown, significant components of the Company’s deferred tax assets (liabilities) were as follows:

	December 31,
	2008	2007
	(in thousands)
Deferred tax assets:
Net operating loss carryforward	$40,951	$40,830
Research and development tax credit	4,240	3,128
Collaboration revenue	11,701	2,546
Patents	1,605	1,368
Stock-based compensation	1,129	791

Total gross deferred tax assets	59,626	48,663
Valuation allowance	(59,130)	(48,556)

Net deferred tax asset	496	107
Deferred tax liabilities
Equipment and other	(496)	(107)

Net deferrred tax asset	$—	$—

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

A reconciliation of beginning and ending unrecognized tax benefits is as follows (in thousands):

Balance at January 1, 2007	$720
Additions based on tax positions related to the current year	222

Balance at December 31, 2007	942
Additions based on tax positions related to the current year	278

Balance at December 31, 2008	$1,220

Because of the impact of deferred tax accounting, none of the unrecognized tax benefits would, if recognized, affect the effective tax rate. No interest or penalties with respect to unrecognized tax positions are recognized in the statement of operations for any of the years ended December 31, 2008, 2007 or 2006. The Company believes it is reasonably possible that unrecognized tax benefits may increase in the range of $200,000 to $300,000 during 2009 as a result of additional research and development credits that the Company may become able to claim. Since the Company has incurred cumulative operating losses since inception, all tax years remain open to examination by major jurisdictions.

TARGACEPT, INC.

NOTES TO FINANCIAL STATEMENTS—(continued)

DECEMBER 31, 2008

12. Stock-Based Incentive Plans

On August 22, 2000, the Company established the 2000 Plan to attract and retain employees, directors and certain independent contractors, consultants and advisors and to allow them to participate in the growth of the Company. The 2006 Plan became effective in April 2006 and is the successor equity incentive program to the 2000 Plan. All shares previously reserved under the 2000 Plan and not subject to outstanding awards under the 2000 Plan are now reserved for grant under the 2006 Plan. As of December 31, 2008, the number of shares authorized for issuance under the Plans was 4,362,078, of which 1,028,894 shares remained available for grant.

Awards may be made with respect to the 2006 Plan, or may have been made with respect to both Plans, to participants under the Plans in the form of incentive and nonqualified stock options, restricted stock, stock appreciation rights, stock awards, and performance awards. Eligible participants under the Plans include employees, directors and certain independent contractors, consultants or advisors of the Company or a related corporation. Awards made under the Plans have vesting periods that are determined at the discretion of the administrator and range from 0 to 5 years and most commonly have 10-year contractual terms or, in some cases, shorter terms designed to comply with Section 409A of the Internal Revenue Code. The exercise price of incentive options granted under the Plans may not be less than 100% of the fair market value of the common stock on the date of grant, as determined by the administrator.

Under SFAS 123R, the Company recognizes the grant-date fair value of stock options and other stock-based compensation issued to employees and non-employee directors over the requisite service periods, which are typically the vesting periods. The Company uses the Black-Scholes-Merton formula to estimate the fair value of its stock-based payments. The volatility assumption used in the Black-Scholes-Merton formula is based on the calculated historical volatility of twelve to sixteen benchmark biotechnology companies that have been identified as comparable public entities. The expected term of options granted during 2006 is derived from the simplified method allowable under Staff Accounting Bulletin No. 107 because the Company did not have sufficient historical information regarding its options to derive the expected term. Under this approach, the expected term would be the mid-point between the weighted average of vesting period and the contractual term. The expected term for options granted during 2008 and 2007 is based on historical analysis. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

The following table illustrates the weighted average assumptions for the Black-Scholes-Merton model used in determining the fair value of options granted to employees as of the respective dates shown:

	Year ended December 31,
	2008	2007	2006
Dividend yield	—	—	—
Risk-free interest rate	3.4%	4.0%	4.7%
Volatility	0.7	0.7	0.7
Expected life	6.43 years	6.55 years	6.25 years

TARGACEPT, INC.

NOTES TO FINANCIAL STATEMENTS—(continued)

DECEMBER 31, 2008

12. Stock-Based Incentive Plans—(continued)

A summary of option activity and changes during each of the years ended December 31, 2008, 2007 and 2006 is presented below:

	Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)			(in thousands)
Outstanding at December 31, 2005	1,610	$2.88
Granted	936	5.55
Forfeited	(39)	3.07
Exercised	(30)	2.07

Outstanding at December 31, 2006	2,477	3.89
Granted	789	8.83
Forfeited	(45)	4.75
Exercised	(96)	4.52

Outstanding at December 31, 2007	3,125	5.11
Granted	106	6.71
Forfeited	(21)	6.73
Exercised	(91)	2.98

Outstanding at December 31, 2008	3,119	$5.21	6.82	$1,568

Vested and exercisable at December 31, 2008	2,335	$4.61	6.26	$1,562

The weighted average grant date fair value of options granted during 2008, 2007 and 2006 was $4.38, $6.02 and $3.80, respectively. The total intrinsic value of options exercised during the years ended December 31, 2008, 2007 and 2006 was $489,000, $461,000 and $141,000, respectively.

A summary of the status of non-vested stock options granted under the Plans as of December 31, 2008 and changes during the year ended December 31, 2008 is presented below:

	Options	Weighted Average Grant-Date Fair Value Per Share
	(in thousands)
Non-vested at January 1, 2008	1,239	$4.48
Granted	106	4.38
Vested	(549)	4.04
Forfeited	(12)	4.87

Non-vested at December 31, 2008	784	$4.76

As of December 31, 2008, there was $3,454,000 of total unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under the Plans, considering estimated forfeitures. That cost is expected to be recorded over a weighted average period of 1.3 years. The total fair value of shares subject to stock-based compensation arrangements granted under the Plans that vested during the year ended

TARGACEPT, INC.

NOTES TO FINANCIAL STATEMENTS—(continued)

DECEMBER 31, 2008

12. Stock-Based Incentive Plans—(continued)

December 31, 2008, 2007 and 2006 was $2,217,000, $2,612,000 and $2,825,000, respectively. On January 9, 2009, the Company granted to employees 700,250 stock options with a Black-Scholes-Merton fair value of $1,275,000, which the Company expects to record, after adjusting for estimated forfeitures, as stock-based compensation on a straight line basis over a period of 16 quarters.

13. Commitments and Contingencies

Operating Lease

On March 1, 2002, the Company entered into an agreement with Wake Forest University Health Sciences to lease an office and research facility in Winston-Salem, North Carolina with an initial term that extended through July 31, 2007. The lease contained a renewal option for up to one additional five-year term, with a lease rate similar to the initial term. In December 2004, the Company amended the terms of the lease to include an additional 1,000 square feet and an option on additional space in the leased facility. In January 2007, the Company amended the terms of the lease to include approximately 14,000 square feet of additional space beginning January 1, 2007 and approximately 3,000 square feet of additional space beginning August 1, 2007 and concurrently exercised its renewal option. Rent expense incurred by the Company under the lease was $2,159,000, $2,176,000 and $1,500,000 for the years ended December 31, 2008, 2007 and 2006, respectively. Rent expense is offset by the monthly recognition of the deferred rent incentive discussed in Note 2.

The following table illustrates expected future lease payments under the lease (in thousands):

2009	$2,159
2010	2,159
2011	2,159
2012	1,260
2013	—

$7,737

Employment Arrangements

The Company has entered into employment agreements with its executive officers. Under the agreements, if the Company terminates the employment of the executive officer other than for just cause or if the executive officer terminates his employment for good reason, in each case as that term is defined in the agreement, the executive officer is entitled, among other things, to receive severance equal to his current base salary for nine to twelve months following termination or, if shorter, until he secures other employment. The executive officer would also be entitled to continuation of the health and life insurance benefits coverage provided to him as of the date of termination for the period during which he receives severance.

14. Retirement Savings Plan

The Company has a 401(k) retirement plan in which all of its employees are eligible to participate. The plan provides for the Company to make 100% matching contributions up to a maximum of 6% of employees’ eligible compensation. The Company contributed $558,000, $559,000 and $539,000 to the plan for the years ended December 31, 2008, 2007 and 2006, respectively.

TARGACEPT, INC.

NOTES TO FINANCIAL STATEMENTS—(continued)

DECEMBER 31, 2008

15. Strategic Alliance and Collaboration Agreements

AstraZeneca AB

In December 2005, the Company entered into a collaborative research and license agreement with AstraZeneca AB under which the Company granted AstraZeneca exclusive development and worldwide commercialization rights to the Company’s product candidate known as AZD3480 (TC-1734) as a treatment for specified conditions characterized by cognitive impairment, including Alzheimer’s disease, cognitive dysfunction in schizophrenia and attention deficit/hyperactivity disorder, or ADHD. The collaboration agreement also provides for a multi-year preclinical research collaboration between the Company and AstraZeneca. The Company is eligible to receive research fees, license fees and milestone payments under its collaboration agreement with AstraZeneca. The amount of research fees, license fees and milestone payments will depend on the extent of the Company’s research activities and the timing and achievement of development, regulatory, first commercial sale and first detail milestone events.

AstraZeneca paid the Company an initial fee of $10,000,000 in February 2006. Based on the collaboration agreement terms, the Company allocated $5,000,000 of the initial fee to the research collaboration, which the Company is recognizing as revenue on a straight-line basis over the planned four-year term of the research collaboration. The Company deferred recognition of the remaining $5,000,000 of the initial fee, which was allocated to the AZD3480 license grants, until December 2006, when AstraZeneca made a determination to proceed with further development of AZD3480 following the completion of additional clinical and non-clinical studies that AstraZeneca conducted during 2006. On December 27, 2006, AstraZeneca communicated its decision to proceed with further development of AZD3480 to the Company. As a result, in the first quarter of 2007, the Company began recognizing the $5,000,000 of the initial fee that it had previously deferred as revenue on a straight-line basis over the estimated five-year development period for AZD3480 (TC-1734). The Company recognized $2,250,000 of the initial fee as revenue for each of the years ended December 31, 2008 and 2007 and $1,146,000 of the initial fee as revenue for the year ended December 31, 2006.

The Company would recognize any revenue based on the achievement of milestones under the collaboration agreement upon achievement of the milestone event, if the Company determines that the revenue satisfies the revenue recognition requirements of Topic 13. AstraZeneca’s determination to proceed with further development of AZD3480 (TC-1734) triggered a $20,000,000 payment in accordance with the agreement, and the Company recognized the full amount as revenue in December 2006. The payment was received in January 2007 in accordance with the terms of the agreement.

Under the agreement, the Company is also eligible to receive additional payments of up to $197,000,000, contingent upon the achievement of development, regulatory, first commercial sale and first detail milestones for AZD3480 for two indications, as well as stepped double-digit royalties dependent on sales achieved following regulatory approval. Under the terms of a sponsored research agreement and a subsequent license agreement between the Company and the University of Kentucky Research Foundation, or UKRF, Targacept is required to pay UKRF a low single digit percentage of any payments that are received from AstraZeneca related to AZD3480. The Company recorded $758,000 in license fees paid to UKRF in 2006. No fees were paid to UKRF in 2008 or 2007.

In 2006, during the period that AstraZeneca conducted additional safety and product characterization studies, AstraZeneca agreed to pay the Company research fees equal to 50% of the Company’s research expenses in the parties’ preclinical research collaboration. The Company recorded these fees as deferred revenue pending AstraZeneca’s decision whether to proceed with further development of AZD3480. As a result of AstraZeneca’s

TARGACEPT, INC.

NOTES TO FINANCIAL STATEMENTS—(continued)

DECEMBER 31, 2008

15. Strategic Alliance and Collaboration Agreements—(continued)

decision to proceed with further development of AZD3480, in December 2006, the Company recognized as collaboration research and development revenue all previously deferred research fees, plus the other 50% of the Company’s research expenses incurred in the research collaboration that had not previously been recorded, which totaled $4,672,000. Subsequently, the Company has recognized collaboration research and development revenue as the research is performed and related expenses are incurred. The Company recognized collaboration research and development revenue of $8,921,000, $6,888,000 and $4,672,000 for the years ended December 31, 2008, 2007 and 2006, respectively. The Company recognized additional collaboration research and development revenue of $46,000, $400,000 and $347,000 for the years ended December 31, 2008, 2007 and 2006, respectively, for clinical trial material purchased by AstraZeneca from the Company and other research and development costs reimbursable under the collaboration.

In October 2007, the Company provided notice under its agreement with AstraZeneca offering AstraZeneca the right to license its product candidate TC-5619 for specified conditions characterized by cognitive impairment. Based on a subsequent election by AstraZeneca made under the terms of the agreement, AstraZeneca paid the Company $2,000,000 and the Company agreed to develop TC-5619 independently through completion of Phase 1 clinical development and a Phase 2 proof of concept clinical trial in accordance with a mutually acceptable development plan, following which AstraZeneca would have the right to license TC-5619. The Company is recognizing the $2,000,000 payment as revenue on a straight-line basis over the expected development period for TC-5619 to reach Phase 2 proof of concept. Accordingly, the Company recognized $923,000 and $115,000 of the payment as revenue for the years ended December 31, 2008 and 2007, respectively.

In May 2008, the Company received a $200,000 payment from AstraZeneca and, in December 2008, the Company received a $2,000,000 payment from AstraZeneca. Each payment was made upon achievement of a milestone event related to the development of a product candidate under the parties’ preclinical research collaboration. The Company recognized the full amounts of both payments as revenue upon achievement of the respective milestone events because the events met each of the conditions required for immediate recognition under the Company’s revenue recognition policy (see Note 2).

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

TARGACEPT, INC.

NOTES TO FINANCIAL STATEMENTS—(continued)

DECEMBER 31, 2008

15. Strategic Alliance and Collaboration Agreements—(continued)

commercialization of the lead product candidate at its sole expense. GlaxoSmithKline’s exclusive license would include all fields of use other than those indications for which the Company has granted development and commercialization rights for product candidates under its collaboration agreement with AstraZeneca AB.

The terms of the alliance provide for the Company to conduct its research and development activities under the product development and commercialization agreement at its sole expense. The Company is, however, eligible to receive contingent milestone payments from GlaxoSmithKline as product candidates subject to the alliance advance through preclinical and clinical development.

Under the product development and commercialization agreement and a related stock purchase agreement, GlaxoSmithKline made an initial payment to the Company of $20,000,000 and purchased 1,275,502 shares of the Company’s common stock for an aggregate purchase price of $15,000,000. The purchase price paid by GlaxoSmithKline reflected an aggregate deemed premium of $3,521,000, based on the closing price of the Company’s common stock on the trading day immediately preceding the date that the agreements were signed and announced. The Company deferred both the initial payment made by GlaxoSmithKline and the deemed premium paid for the shares of the Company’s common stock purchased by GlaxoSmithKline as deferred license fee revenue and is recognizing them as revenue on a straight-line basis over the estimated term of the Company’s research and early development obligations under the agreement. Currently, the Company estimates the term of such obligations to be nine years. The Company recognized $2,613,000 and $1,125,000 of the initial payment and deemed premium as revenue for the years ended December 31, 2008 and 2007, respectively.

The Company is also eligible to receive up to $1.5 billion in additional payments from GlaxoSmithKline, contingent upon the achievement of specified discovery, development, regulatory and commercial milestones across the five therapeutic focus areas of the alliance, as well as stepped double-digit royalties dependent on sales achieved following regulatory approval for any product licensed by GlaxoSmithKline. The Company would recognize any revenue based on the achievement of milestones under the agreement upon achievement of the milestone event, if the Company determines that the revenue satisfies the revenue recognition requirements of Topic 13. The amounts that the Company may receive will depend on the success of the Company’s research and development activities, the timing and achievement of the discovery, development, regulatory and commercial milestone events and whether GlaxoSmithKline exercises any options that are triggered under the agreement.

In December 2007, the Company received a $6,000,000 payment from GlaxoSmithKline upon the Company’s initiation of a Phase 1 clinical trial of TC-6499, a milestone event under the agreement. The Company determined the payment did not meet each of the conditions of its revenue recognition policy (see Note 2) required for recognition of the full amount into revenue upon achievement of the milestone. Specifically, based on the progress of this product candidate as of inception of the agreement, achievement of this milestone was reasonably assured within the meaning of the Company’s revenue recognition policy. Therefore, the Company recorded the payment as deferred license fee revenue and is recognizing it into revenue on a straight-line basis over the estimated term of the Company’s research and early development obligations under the agreement. Accordingly, the Company recognized $692,000 and $58,000 of the payment as revenue for the years ended December 31, 2008 and 2007, respectively.

In May 2008, the Company received a $500,000 payment from GlaxoSmithKline upon achievement of a milestone event related to progress in the Company’s smoking cessation program. In November 2008, the Company received $1,000,000 in payments from GlaxoSmithKline upon the achievement of milestone events

TARGACEPT, INC.

NOTES TO FINANCIAL STATEMENTS—(continued)

DECEMBER 31, 2008

15. Strategic Alliance and Collaboration Agreements—(continued)

related to progress in the Company’s program in smoking cessation and preclinical program in pain. The Company immediately recognized the full amount of each of these payments as revenue upon achievement of the respective milestone events because the events met each of the conditions required for immediate recognition under the Company’s revenue recognition policy (see Note 2).

16. Related Party Transactions

Prior to completion of the IPO, RJRT was the holder of record of more than 5% of the Company’s outstanding shares of common stock. However, upon completion of the IPO, RJRT no longer beneficially owned more than 5% of the Company’s outstanding shares of common stock. A member of the Company’s board of directors served as an officer of RJRT and its parent company, Reynolds American, Inc., until retiring from RJRT and Reynolds American effective as of August 31, 2006. The Company has entered into the following transactions and agreements with RJRT in the ordinary course of business.

During 2002, the Company entered into a loan facility with RJRT, which was amended in June 2006 as described in Note 8. As of December 31, 2008 and 2007, the Company owed RJRT $23,000 and $909,000, respectively, under the note payable. The Company paid $49,000, $112,000 and $81,000 in interest on the note payable to RJRT during 2008, 2007 and 2006, respectively.

Prior to his retirement, equity compensation for the director’s service was made, at the director’s request, directly to RJRT. The number of shares subject to stock options granted to RJRT in connection with the director’s services was 1,000 shares per year. In connection with the issuance of the stock options to RJRT, the Company recognized compensation expense of $1,000 for the year ended December 31, 2006. The Company did not recognize any compensation expense in connection with the issuance of the stock options for the years ended December 31, 2008 and 2007.

17. Selected Quarterly Financial Data (unaudited)

	2008 Quarter
	First	Second	Third	Fourth
	(in thousands, except per share amounts)
Net operating revenues	$4,276	$5,156	$4,135	$6,518
Gross (loss) profit on product sales	(16)	22	(20)	(17)
Operating loss	(6,700)	(7,433)	(8,162)	(5,849)
Net loss attributable to common stockholders	(5,781)	(6,803)	(7,648)	(5,429)
Basic and diluted net loss per share attributable to common stockholders(1)(2)	$(0.24)	$(0.27)	$(0.31)	$(0.22)
Weighted average common shares outstanding—basic and diluted(2)	23,834	24,906	24,946	24,964

TARGACEPT, INC.

NOTES TO FINANCIAL STATEMENTS—(continued)

DECEMBER 31, 2008

17. Selected Quarterly Financial Data (unaudited)—(continued)

	2007 Quarter
	First	Second	Third	Fourth
	(in thousands, except per share amounts)
Net operating revenues	$2,051	$2,842	$3,126	$3,556
Gross loss on product sales	(25)	(1)	(72)	(99)
Operating loss	(5,643)	(9,071)	(8,403)	(8,655)
Net loss attributable to common stockholders	(4,793)	(8,263)	(7,371)	(7,646)
Basic and diluted net loss per share attributable to common stockholders(1)(2)	$(0.25)	$(0.43)	$(0.37)	$(0.37)
Weighted average common shares outstanding—basic and diluted(2)	19,137	19,147	20,097	20,484

(1)	Per common share amounts for the quarters and full years have been calculated separately. Accordingly, the sum of quarterly amounts may not equal the annual amount because of differences in the weighted average common shares outstanding during each period, principally due to the effect of share issuances by the Company during the year.

(2)	Diluted weighted average common shares outstanding are identical to basic weighted average common shares outstanding and Diluted EPS is identical to Basic EPS because common share equivalents are excluded from the calculation of diluted weighted average common shares outstanding, as their effect is antidilutive.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.	Controls and Procedures.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may lessen. Our management, including our chief executive officer and chief financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2008 using the criteria established in a report entitled “Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission” and in accordance with the interpretive guidance issued by the SEC in Release No. 34-55929. Based on its assessment, our management concluded that, as of December 31, 2008, our internal control over financial reporting was effective.

Our independent registered public accounting firm has issued an audit report on the effectiveness of our internal control over financial reporting as of December 31, 2008. The report appears below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Targacept, Inc.

We have audited Targacept, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Targacept, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Targacept, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Targacept, Inc. as of December 31, 2008 and 2007, and the related statements of operations, redeemable convertible preferred stock and stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2008 and our report dated March 12, 2009 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

Greensboro, North Carolina

March 12, 2009

(c) Changes in Internal Controls. No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Information called for by this Item may be found in our definitive Proxy Statement in connection with our 2009 Annual Meeting of Stockholders to be filed with the SEC under the headings “Board of Directors and Management,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated by reference in this Item 10.

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

Information called for by this Item may be found in our definitive Proxy Statement in connection with our 2009 Annual Meeting of Stockholders to be filed with the SEC under the headings “Executive Compensation” and “Corporate Governance” and is incorporated by reference in this Item 11.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information called for by this Item may be found in our definitive Proxy Statement in connection with our 2009 Annual Meeting of Stockholders to be filed with the SEC under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” and is incorporated by reference in this Item 12.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Information called for by this Item may be found in our definitive Proxy Statement in connection with our 2009 Annual Meeting of Stockholders to be filed with the SEC under the headings “Certain Relationships and Related Person Transactions” and “Corporate Governance” and is incorporated by reference in this Item 13.

Item 14.	Principal Accounting Fees and Services.

Information called for by this Item may be found in our definitive Proxy Statement in connection with our 2009 Annual Meeting of Stockholders to be filed with the SEC under the heading “Independent Registered Public Accounting Firm Fee Information and Audit Committee Pre-Approval Policy” and is incorporated by reference in this Item 14.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements. For a list of the financial statements included in this annual report, see “Index to the Financial Statements” on page 84.

(a)(2) Financial Statement Schedules. All schedules are omitted because they are not applicable or because the required information is shown under Item 8, “Financial Statements and Supplementary Data.”

(a)(3) Exhibits. The list of exhibits filed as a part of this annual report is set forth on the Exhibit Index immediately preceding such exhibits and is incorporated by reference in this Item 15(a)(3).

(b) Exhibits. See Exhibit Index.

(c) Separate Financial Statements and Schedules. None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 13, 2009	Targacept, Inc.

	By:	/s/ J. DONALD DEBETHIZY
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

Signature	Title	Date
/s/ J. DONALD DEBETHIZY J. Donald deBethizy	Chief Executive Officer, President and Director (principal executive officer)	March 13, 2009

/s/ ALAN A. MUSSO Alan A. Musso	Vice President, Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)	March 13, 2009

/s/ MARK SKALETSKY Mark Skaletsky	Chairman of the Board of Directors	March 13, 2009

/s/ M. JAMES BARRETT M. James Barrett	Director	March 13, 2009

/s/ CHARLES A. BLIXT Charles A. Blixt	Director	March 13, 2009

/s/ JULIA R. BROWN Julia R. Brown	Director	March 13, 2009

/s/ G. STEVEN BURRILL G. Steven Burrill	Director	March 13, 2009

/s/ ERROL B. DE SOUZA Errol B. De Souza	Director	March 13, 2009

/s/ ALAN W. DUNTON Alan W. Dunton	Director	March 13, 2009

/s/ JOHN P. RICHARD John P. Richard	Director	March 13, 2009

/s/ RALPH SNYDERMAN Ralph Snyderman	Director	March 13, 2009

EXHIBIT INDEX

Exhibit Number	Description
3.1	Fourth Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8, as filed with the SEC on May 8, 2006 (Registration No.
333-133881))

3.2	Bylaws of the Company, as amended and restated January 9, 2009

4.1	Specimen common stock certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 3 to the Company’s Registration Statement on Form S-1/A, as filed with the SEC on March 16, 2006 (Registration No. 333-131050))

4.2(a)	Third Amended and Restated Investor Rights Agreement, dated as of May 12, 2004, by and among the Company and certain stockholders of the Company (incorporated by reference to Exhibit 4.2(a) to the Company’s Registration Statement on Form S-1, as filed with the SEC on January 17, 2006 (Registration No. 333-131050))

4.2(b)	Amendment No. 1, dated December 6, 2004, to Third Amended and Restated Investor Rights Agreement, dated May 12, 2004 (incorporated by reference to Exhibit 4.2(b) to the Company’s Registration Statement on Form S-1, as filed with the SEC on January 17, 2006 (Registration No. 333-131050))

4.2(c)	Amendment No. 2, dated March 16, 2006, to Third Amended and Restated Investor Rights Agreement, dated May 12, 2004 (incorporated by reference to Exhibit 4.2(c) to Amendment No. 4 to the Company’s Registration Statement on Form S-1/A, as filed with the SEC on March 24, 2006 (Registration No. 333-131050)

10.1*	Form of Indemnification Agreement between the Company and each of its directors and officers (incorporated by reference to Exhibit 10.1 to Amendment No. 3 to the Company’s Registration Statement on Form S-1/A, as filed with the SEC on March 16, 2006 (Registration No. 333-131050))

10.2(a)	Lease Agreement, effective August 1, 2002, by and between the Company and Wake Forest University Health Sciences (incorporated by reference to Exhibit 10.2(a) to the Company’s Registration Statement on Form S-1, as filed with the SEC on January 17, 2006 (Registration No.
333-131050))

10.2(b)	First Lease Amendment, effective as of January 1, 2005, to Lease Agreement effective August 1, 2002, by and between the Company and Wake Forest University Health Sciences (incorporated by reference to Exhibit 10.2(b) to the Company’s Registration Statement on Form S-1, as filed with the SEC on January 17, 2006 (Registration No. 333-131050))

10.2(c)	Second Lease Amendment, executed June 30, 2006 effective as of March 31, 2006, to Lease Agreement effective August 1, 2002, by and between the Company and Wake Forest University Health Sciences (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2006)

10.2(d)+	Third Lease Amendment, dated January 22, 2007 effective January 1, 2007, to Lease Agreement, effective August 1, 2002, by and between the Company and Wake Forest University Health Sciences (incorporated by reference to Exhibit 10.2(d) to the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2006)

10.3	Loan Agreement, dated as of April 19, 2002, between the Company and the City of Winston-Salem (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1, as filed with the SEC on January 17, 2006 (Registration No. 333-131050))

Exhibit Number	Description
10.4	Second Amended and Restated Note and Security Agreement, dated June 30, 2006, between the Company and R.J. Reynolds Tobacco Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 7, 2006)

10.5	Loan Agreement, dated March 7, 2008, by and between the Company and Branch Banking and Trust Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 12, 2008)

10.6(a)*	Amended and Restated Targacept, Inc. 2000 Equity Incentive Plan (incorporated by reference to Exhibit 99 to the Company’s Registration Statement on Form S-8, as filed with the SEC on May 8, 2006 (Registration No. 333-133882))

10.6(b)*	Form of Incentive Stock Option Agreement under Targacept, Inc. 2000 Equity Incentive Plan (incorporated by reference to Exhibit 10.5(b) to the Company’s Registration Statement on
Form S-1, as filed with the SEC on January 17, 2006 (Registration No. 333-131050))

10.6(c)*	Form of Non-employee Director Nonqualified Stock Option Agreement under Targacept, Inc. 2000 Equity Incentive Plan (incorporated by reference to Exhibit 10.5(c) to the Company’s Registration Statement on Form S-1, as filed with the SEC on January 17, 2006 (Registration No. 333-131050))

10.6(d)*	Form of Restricted Stock Award Agreement under Targacept, Inc. 2000 Equity Incentive Plan (incorporated by reference to Exhibit 10.5(d) to the Company’s Registration Statement on
Form S-1, as filed with the SEC on January 17, 2006 (Registration No. 333-131050))

10.7(a)*	Targacept, Inc. 2006 Stock Incentive Plan, amended and restated as of November 28, 2007 (incorporated by reference to Exhibit 10.6(a) to the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2007)

10.7(b)*	Form of Incentive Stock Option Agreement under Targacept, Inc. 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.6(a) to Amendment No. 3 to the Company’s Registration Statement on Form S-1/A, as filed with the SEC on March 16, 2006 (Registration No. 333-131050))

10.7(c)*	Form of Nonqualified Stock Option Agreement under Targacept, Inc. 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.6(b) to Amendment No. 3 to the Company’s Registration Statement on Form S-1/A, as filed with the SEC on March 16, 2006 (Registration No. 333-131050))

10.7(d)*	Form of Non-employee Director Nonqualified Stock Option Agreement under Targacept, Inc. 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.6(c) to Amendment No. 3 to the Company’s Registration Statement on Form S-1/A, as filed with the SEC on March 16, 2006 (Registration No. 333-131050))

10.7(e)*	Form of Restricted Stock Award Agreement under Targacept, Inc. 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.6(d) to Amendment No. 3 to the Company’s Registration Statement on Form S-1/A, as filed with the SEC on March 16, 2006 (Registration No. 333-131050))

10.8(a)*	Employment Agreement, dated as of August 22, 2000, by and between the Company and J. Donald deBethizy (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1, as filed with the SEC on January 17, 2006 (Registration No. 333-131050))

10.8(b)*	Amendment No. 1, dated March 13, 2008, to Employment Agreement, dated as of August 22, 2000, by and between the Company and J. Donald deBethizy (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2008)

Exhibit Number	Description
10.9(a)*	Employment Agreement, dated as of August 22, 2000, by and between the Company and Merouane Bencherif (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1, as filed with the SEC on January 17, 2006 (Registration No. 333-131050))

10.9(b)*	Amendment No. 1, dated March 13, 2008, to Employment Agreement, dated as of August 22, 2000, by and between the Company and Merouane Bencherif (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2008)

10.10(a)*	Employment Agreement, dated as of August 22, 2000, by and between the Company and William S. Caldwell (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1, as filed with the SEC on January 17, 2006 (Registration No. 333-131050))

10.10(b)*	Amendment No. 1, dated March 13, 2008, to Employment Agreement, dated as of August 22, 2000, by and between the Company and William S. Caldwell (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2008)

10.11(a)*	Employment Agreement, dated as of April 24, 2001, by and between the Company and Geoffrey C. Dunbar (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1, as filed with the SEC on January 17, 2006 (Registration No. 333-131050))

10.11(b)*	Amendment No. 1, dated March 13, 2008, to Employment Agreement, dated as of April 24, 2001, by and between the Company and Geoffrey C. Dunbar (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2008)

10.12(a)*	Employment Agreement, dated as of February 8, 2002, by and between the Company and Alan A. Musso (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1, as filed with the SEC on January 17, 2006 (Registration No. 333-131050))

10.12(b)*	Amendment No. 1, dated March 13, 2008, to Employment Agreement, dated as of February 8, 2002, by and between the Company and Alan A. Musso (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2008)

10.13(a)*	Employment Agreement, dated as of September 1, 2003, by and between the Company and Jeffrey P. Brennan (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1, as filed with the SEC on January 17, 2006 (Registration No. 333-131050))

10.13(b)*	Amendment No. 1, dated December 3, 2007, to Employment Agreement, dated as of September 1, 2003, by and between the Company and Jeffrey P. Brennan (incorporated by reference to Exhibit 10.12(b) to the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2007)

10.13(c)*	Amendment No. 2, dated March 13, 2008, to Employment Agreement, dated as of September 1, 2003, by and between the Company and Jeffrey P. Brennan (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2008)

10.14*	Employment Agreement, dated as of March 13, 2008, by and between the Company and Peter A. Zorn (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2008)

10.15	Asset Purchase and Trademark Assignment Agreement, dated March 19, 1998, by and between the Company (as assignee of Layton Bioscience, Inc.) and Merck & Co., Inc. (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2007)

Exhibit Number	Description
10.16+	Amended and Restated License Agreement, dated as of March 9, 2004, by and between the Company and the University of South Florida Research Foundation, Inc. (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1, as filed with the SEC on January 17, 2006 (Registration No. 333-131050))

10.17(a)+	License Agreement, dated May 26, 1999, by and between the Company and the University of Kentucky Research Foundation (incorporated by reference to Exhibit 10.18(a) to the Company’s Registration Statement on Form S-1, as filed with the SEC on January 17, 2006 (Registration No. 333-131050))

10.17(b)+	Amendment No. 1, dated August 16, 2005, to License Agreement, dated May 26, 1999, by and between the Company and the University of Kentucky Research Foundation (incorporated by reference to Exhibit 10.18(b) to Amendment No. 5 to the Company’s Registration Statement on Form S-1/A, as filed with the SEC on April 6, 2006 (Registration No. 333-131050))

10.18(a)+	Collaborative Research and License Agreement, dated as of December 27, 2005, by and between the Company and AstraZeneca AB (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2006)

10.18(b)	Amendment No. 1 dated November 10, 2006 to Collaborative Research and License Agreement between the Company and AstraZeneca AB dated December 27, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2006)

10.19+	Exclusive License Agreement, dated January 22, 2007, by and between the Company and Yale University (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2006)

10.20	Modified AIA Document B141 Standard Form of Agreement Between Owner and Architect, dated January 22, 2007, by and between the Company and O’Brien Atkins Associates, PA (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2006)

10.21	Modified AIA Document A111 Standard Form of Agreement Between Owner and Contractor where the basis of payment is Cost of the Work Plus a Fee and modified AIA Document A201 General Conditions of the Contract for Construction, dated January 22, 2007, by and between the Company and Shelco, Inc. (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2006)

10.22+	Product Development and Commercialization Agreement, dated July 27, 2007, by and between the Company, on the one hand, and SmithKline Beecham Corporation, doing business as GlaxoSmithKline, and Glaxo Group Limited, on the other hand (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2007)

10.23	Stock Purchase Agreement, dated July 27, 2007, by and between the Company and Glaxo Group Limited (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2007)

10.24	Supply Agreement, dated July 23, 2001, between the Company (as assignee of Layton Bioscience, Inc.), Interchem Corporation and Poli Industria Chimica, SPA

10.25*	Description of Annual Cash Incentive Program (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2006)

Exhibit Number	Description
10.26*	Description of Non-Employee Director Compensation Program (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2006)

23.1	Consent of Ernst & Young LLP

24.1	Power of Attorney (included on signature page)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Confidential treatment has been granted with respect to certain portions of this Exhibit, which portions have been omitted and filed separately with the SEC as part of an application for confidential treatment.

*	Denotes management compensation plan or contract

Our SEC file number for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is
000-51173.