Form 10-Q
period 2010-06-30
TARGACEPT INC
filed 2010-08-09
CIK 1124105

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2010

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of July 31, 2010, the registrant had 28,618,412 shares of common stock, $0.001 par value per share, outstanding.

TARGACEPT, INC.

FORM 10-Q

PART I. Financial Information

Cautionary Note Regarding Forward-Looking Statements

This quarterly report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, which we refer to as the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act. For this purpose, any statement contained in this quarterly report, other than statements of historical fact, regarding, among other things:

•

the progress, scope or duration of the development of TC-5214, AZD3480 (TC-1734), AZD1446 (TC-6683), TC-5619, TC-6987, TC-6499 or any of our other product candidates or programs, such as the size, design, population, conduct, objective or endpoints of any clinical trial, the timing for initiation or completion of or availability of results from any clinical trial, for submission or approval of any regulatory filing (including a new drug application for TC-5214 with the U.S. Food and Drug Administration) or for meeting with regulatory authorities, or the target indication(s) for development;

•	the benefits that may be derived from any of our product candidates;

•	any payments that AstraZeneca or GlaxoSmithKline may make to us;

•	the impact on our alliance of GlaxoSmithKline’s shift in discovery research focus announced in February 2010;

•	our operations, financial position, taxable income, revenues, costs or expenses; or

•	our strategies, prospects, plans, expectations or objectives;

is a forward-looking statement made under the provisions of The Private Securities Litigation Reform Act of 1995. In some cases, words such as “may,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing,” “scheduled” or other comparable words identify forward-looking statements. Actual results, performance or experience may differ materially from those expressed or implied by any forward-looking statement for many reasons, including our critical accounting policies and risks and uncertainties relating to:

•	our dependence on the success of our collaborations with AstraZeneca;

•

the control or significant influence that AstraZeneca has over the development of TC-5214, AZD3480 and AZD1446, including as to the timing, scope and design of any future clinical trials and as to the conduct at all of further development of AZD3480 in ADHD or AZD1446 in Alzheimer’s disease or ADHD;

•

the conduct and results of clinical trials and non-clinical studies and assessments of TC-5214, TC-5619, AZD1446, TC-6987, TC-6499 or any of our other product candidates, including the performance of third parties engaged to execute them and difficulties or delays in subject enrollment and data analysis;

•	our ability to establish additional strategic alliances, collaborations and licensing or other arrangements on favorable terms;

•	our ability to protect our intellectual property; and

•	the timing and success of submission, acceptance and approval of regulatory filings.

You should also review the risks and uncertainties described in greater detail under the caption “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2009 and in other filings that we make with the Securities and Exchange Commission, or SEC. As a result of the risks and uncertainties to which our business is subject, the results or events indicated by any forward-looking statement may not occur. We caution you not to place undue reliance on any forward-looking statement.

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

Item 1.	Financial Statements

TARGACEPT, INC.

BALANCE SHEETS

(in thousands, except share and par value amounts)

	June 30, 2010	December 31, 2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$221,626	$83,909
Investments in marketable securities - short term	19,450	27,157
Receivables from collaborations	557	201,801
Prepaid expenses and inventories	2,975	1,562

Total current assets	244,608	314,429
Investments in marketable securities - long term	42,650	—
Property and equipment, net	5,367	4,783
Intangible assets, net of accumulated amortization of $138 and $129 at June 30, 2010 and December 31, 2009, respectively	158	167

Total assets	$292,783	$319,379

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,985	$1,275
License fee payable	—	16,000
Accrued expenses	5,470	5,267
Current portion of long-term debt	1,481	1,442
Current portion of deferred revenue	86,336	77,243

Total current liabilities	96,272	101,227
Long-term debt, net of current portion	1,215	1,966
Deferred revenue, net of current portion	109,269	147,195

Total liabilities	206,756	250,388
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value, 100,000,000 shares authorized; 28,600,506 and 28,226,829 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	29	28
Preferred stock, $0.001 par value, 5,000,000 shares authorized; 0 shares issued and outstanding at June 30, 2010 and December 31, 2009	—	—
Capital in excess of par value	304,690	298,263
Accumulated other comprehensive income	31	—
Accumulated deficit	(218,723)	(229,300)

Total stockholders’ equity	86,027	68,991

Total liabilities and stockholders’ equity	$292,783	$319,379

See accompanying notes.

TARGACEPT, INC.

STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Operating revenues:
Milestones and license fees from collaborations	$20,704	$1,605	$39,793	$5,725
Collaboration research and development	—	1,121	—	2,665
Product sales, net	—	104	—	355
Grant revenue	198	—	627	226

Net operating revenues	20,902	2,830	40,420	8,971
Operating expenses:
Research and development (including stock-based compensation of $748 and $293 for the three months ended June 30, 2010 and 2009, respectively, and $1,515 and $580 for the six months ended June 30, 2010 and 2009, respectively)	14,122	11,049	24,729	20,544
General and administrative (including stock-based compensation of $493 and $279 for the three months ended June 30, 2010 and 2009, respectively, and $963 and $566 for the six months ended June 30, 2010 and 2009, respectively)	1,814	1,377	3,636	2,848
Cost of product sales	—	258	—	485

Total operating expenses	15,936	12,684	28,365	23,877

Income (loss) from operations	4,966	(9,854)	12,055	(14,906)
Other income (expense):
Interest income, net	366	258	740	620
Interest expense	(38)	(57)	(80)	(117)

Total other income (expense)	328	201	660	503

Income (loss) before income taxes	5,294	(9,653)	12,715	(14,403)
Income tax (expense) benefit	(1,512)	—	(2,138)	73

Net income (loss)	$3,782	$(9,653)	$10,577	$(14,330)

Basic net income (loss) per share	$0.13	$(0.39)	$0.37	$(0.57)

Diluted net income (loss) per share	$0.13	$(0.39)	$0.35	$(0.57)

Weighted average common shares outstanding—basic	28,509,619	24,966,347	28,411,083	24,965,632

Weighted average common shares outstanding—diluted	30,152,309	24,966,347	30,082,275	24,965,632

See accompanying notes.

TARGACEPT, INC.

STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2010	2009
Operating activities
Net income (loss)	$10,577	$(14,330)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Recognition of deferred revenue	(40,154)	(3,025)
Amortization of premium on marketable securities, net	115	—
Depreciation and amortization	928	947
Stock-based compensation expense	2,478	1,146
Excess tax benefits from stock-based compensation	(2,118)	—
Changes in operating assets and liabilities:
Receivables from collaborations	201,244	386
Prepaid expenses, inventories and accrued interest receivable	(1,421)	8
Accounts payable, license fees payable and accrued expenses	(11,970)	359
Deferred license fee revenue	11,321	—

Net cash provided by (used in) operating activities	171,000	(14,509)

Investing activities
Purchase of investments	(80,519)	(18,000)
Proceeds from sale of investments	45,500	28,000
Purchase of property and equipment	(1,503)	(122)

Net cash (used in) provided by investing activities	(36,522)	9,878

Financing activities
Principal payments on long-term debt	(712)	(699)
Proceeds from issuance of common stock, net	1,833	47
Excess tax benefits from stock-based compensation	2,118	—

Net cash provided by (used in) financing activities	3,239	(652)

Net increase (decrease) in cash and cash equivalents	137,717	(5,283)
Cash and cash equivalents at beginning of period	83,909	51,202

Cash and cash equivalents at end of period	$221,626	$45,919

See accompanying notes.

TARGACEPT, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

June 30, 2010

1. The Company and Nature of Operations

Targacept, Inc., or the Company, is a Delaware corporation formed on March 7, 1997. The Company is a biopharmaceutical company engaged in the design, discovery and development of NNR Therapeutics™ for the treatment of diseases and disorders of the nervous system. The Company’s NNR Therapeutics selectively target neuronal nicotinic receptors, which it refers to as NNRs. Its facilities are located in Winston-Salem, North Carolina.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Company’s audited financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2009. In the opinion of the Company’s management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of its financial position, operating results and cash flows for the periods presented have been included. Operating results for the three and six months ended June 30, 2010 and 2009 are not necessarily indicative of the results that may be expected for the full year, for any other interim period or for any future year.

Use of Estimates and Reclassifications

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts of assets, liabilities, revenues and expenses reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

Certain reclassifications have been made to the financial statements for the three months ended June 30, 2009 to conform to the presentation in the financial statements for the three months ended June 30, 2010. These reclassifications had no impact on previously reported net loss for any period.

Fair Value Measurement

The Company follows Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 820, Fair Value Measurements and Disclosures, or ASC 820, for application to financial assets. ASC 820 defines fair value, provides a consistent framework for measuring fair value under GAAP and requires fair value financial statement disclosures. ASC 820 applies only to the measurement and disclosure of financial assets that are required or permitted to be measured and reported at fair value under other ASC topics (except for ASC Topic 718, Compensation – Stock Compensation).

TARGACEPT, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS (continued)

June 30, 2010

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

The following tables present the Company’s investments in marketable securities that are measured at fair value on a recurring basis as of June 30, 2010 and December 31, 2009, respectively:

June 30, 2010	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
U.S. Federal Treasury and U.S. government and state government agency securities	$21,198	$—	$—
Corporate debt securities	27,425	—	—
Certificates of deposit	13,000	—	—
Accrued interest	477	—	—

Total cash equivalents and marketable securities	$62,100	$—	$—

December 31, 2009	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Certificates of deposit	$27,000	$—	$—
Accrued interest	157	—	—

Total cash equivalents and marketable securities	$27,157	$—	$—

TARGACEPT, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS (continued)

June 30, 2010

2. Summary of Significant Accounting Policies (continued)

Investments in Marketable Securities

Consistent with the Company’s investment policy, the Company’s cash is invested with prominent financial institutions in bank depository accounts, certificates of deposit and institutional money market funds and cash that the Company does not expect to need to fund its short-term liquidity requirements is invested in U.S. Treasury notes and bonds, U.S. federal and state agency-backed certificates and corporate debt securities that are rated at least A quality or equivalent.

The Company determines the appropriate classification of marketable securities at the time of purchase and reevaluates such designation as of each balance sheet date. All marketable securities owned during the three and six months ended June 30, 2010 and 2009 were classified as available for sale. Interest and dividend income on investments in marketable securities are included in “Interest income.” The cost of securities sold is based on the specific identification method. Investments in marketable securities are recorded as of each balance sheet date at fair value, with unrealized gains and, to the extent deemed temporary, unrealized losses in stockholders’ equity. Accretion of discounts and amortization of premiums and realized gains and losses are included in interest income in the statement of operations.

An investment in marketable securities is considered to be impaired when a decline in fair value below its cost basis is determined to be other-than-temporary. The Company evaluates whether a decline in fair value below cost basis is other-than-temporary using available evidence regarding the Company’s investments in marketable securities. In the event that the cost basis of a security exceeds its fair value, the Company evaluates, among other factors, the duration of the period that, and the extent to which, the fair value is less than the cost basis, the financial health of and business outlook for the issuer, including industry and sector performance, and operational and financing cash flow factors, overall market conditions and trends, the Company’s intent to sell the investment and whether it is more likely than not the Company would be required to sell the investment before its anticipated recovery. If a decline in fair value is determined to be other-than-temporary, the Company records an impairment charge in the statement of operations and establishes a new cost basis in the security.

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

June 30, 2010

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

Income Taxes

The Company uses the liability method in accounting for income taxes as required by ASC Topic 740, Income Taxes, or ASC 740. Under ASC 740, deferred tax assets and liabilities are recorded for operating loss and tax credit carryforwards and for the future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely

TARGACEPT, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS (continued)

June 30, 2010

2. Summary of Significant Accounting Policies (continued)

than not that such assets will be realized. ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 requires interim income tax expense or benefit to be calculated using an estimated annual effective tax rate, unless the taxpayer’s best estimate of the annual effective tax rate is the actual year-to-date tax rate. The Company’s effective income tax rates for each of the three and six months ended June 30, 2010 was the Company’s actual year-to-date effective tax rate. ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. The Company’s policy is to classify any interest recognized in accordance with ASC 740 as interest expense and to classify any penalties recognized in accordance with ASC 740 as an expense other than income tax expense.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Basic:
Net income (loss)	$3,782	$(9,653)	$10,577	$(14,330)

Weighted average common shares - basic	28,509,619	24,966,347	28,411,083	24,965,632

Basic EPS	$0.13	$(0.39)	$0.37	$(0.57)

Diluted:
Net income (loss)	$3,782	$(9,653)	$10,577	$(14,330)

Weighted average common shares - basic	28,509,619	24,966,347	28,411,083	24,965,632
Common share equivalents	1,642,690	—	1,671,192	—

Weighted average common shares - diluted	30,152,309	24,966,347	30,082,275	24,965,632

Diluted EPS	$0.13	$(0.39)	$0.35	$(0.57)

Common share equivalents consist of the incremental common shares issuable upon the exercise of stock options. For the three and six months ended June 30, 2009, the Company has excluded all common share equivalents from the calculation of Diluted EPS because their effect is antidilutive. As a result, Diluted EPS is identical to Basic EPS for the three and six months ended June 30, 2009.

TARGACEPT, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS (continued)

June 30, 2010

2. Summary of Significant Accounting Policies (continued)

For the three and six months ended June 30, 2009, shares subject to dilutive outstanding stock options may have been included in the calculation of common share equivalents using the treasury stock method if the Company had been in a net income position. Shares subject to potentially dilutive outstanding stock options totaled 867,173 and 3,826,598 for the three months ended June 30, 2010 and 2009, respectively, and 773,912 and 3,791,707 for the six months ended June 30, 2010 and 2009, respectively, calculated on a weighted-average basis.

Common Stock and Stock-Based Compensation

The Company issued 255,799 and 373,677 shares of common stock upon the exercise of stock options during the three and six months ended June 30, 2010, respectively. The Company issued 1,062,456 shares of common stock upon the exercise of stock options during the year ended December 31, 2009.

On January 19, 2010, the Company granted to employees options to purchase 841,072 shares of common stock with an estimated aggregate fair value using the Black-Scholes-Merton formula of $11,230,000. The Company is recording this amount, as adjusted for forfeitures, as stock-based compensation on a straight line basis over a period of 16 quarters.

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income. Other comprehensive income includes unrealized gains and losses on the Company’s available-for-sale securities, which are excluded from net loss. The following is a reconciliation of net income (loss) to comprehensive income (loss) for the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in thousands)
Net income (loss)	$3,782	$(9,653)	$10,577	$(14,330)
Unrealized gain on marketable securities, net	31	—	31	—

Comprehensive income (loss)	$3,813	$(9,653)	$10,608	$(14,330)

TARGACEPT, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS (continued)

June 30, 2010

2. Summary of Significant Accounting Policies (continued)

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

3. Investments in Marketable Securities

The following is a reconciliation of amortized cost to fair value of available-for-sale marketable securities held at June 30, 2010:

June 30, 2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Security type	(in thousands)
U.S. Federal Treasury and U.S. government and state government agency securities	$21,145	$57	$(4)	$21,198
Corporate debt securities - short term	5,977	2	(6)	5,973
Corporate debt securities - long term	21,470	31	(49)	21,452
Certificates of deposit	13,000	—	—	13,000
Accrued interest	477	—	—	477

Total available-for-sale marketable securities	$62,069	$90	$(59)	$62,100

As of June 30, 2010, several of the Company’s investments in marketable securities were in an unrealized loss position and had been for less than 12 months. As of December 31, 2009, the Company’s investments in marketable securities consisted of certificates of deposit of $27,000,000 and accrued interest of $157,000 for which amortized cost approximated fair value. The Company’s investments in marketable securities reach maturity between July 28, 2010 and April 15, 2013, with a weighted average maturity date of approximately November 30, 2011.

TARGACEPT, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS (continued)

June 30, 2010

4. Income Taxes

For the three and six months ended June 30, 2010, the Company recognized $1,512,000 and $2,138,000, respectively, of income tax expense primarily as a result of the application of ASC 740 to stock-based compensation. Exercises of stock options during the three and six months ended June 30, 2010 resulted in tax deductions for stock-based compensation in excess of expense recorded for the stock options under GAAP, resulting in income tax benefits of $1,496,000 and $2,118,000, respectively. The Company recognized the income tax benefit related to the excess tax deductions as an increase to capital in excess of par value, which based on ASC 740 resulted in an offsetting charge in the same amount to income tax expense. Exercises of stock options in prior periods resulted in $5,716,000 in tax deductions in excess of expense recorded for the stock options under GAAP. Because these excess deductions occurred in periods for which there were no income taxes payable, the tax benefit will not be recognized as an increase to capital in excess of par value unless and until the excess deductions are used to reduce income taxes payable.

For the six months ended June 30, 2010, gross unrecognized tax benefits decreased $134,000 as a result of settlements with taxing authorities. Because the Company has incurred cumulative net operating losses since inception, all tax years remain open to examination by major jurisdictions. An examination of the Company’s 2006 federal income tax return was completed in 2009 with no adjustments. An examination of the Company’s 2007, 2006 and 2005 North Carolina income tax returns was completed in March 2010 and did not result in any adjustments that have a material impact on the Company’s financial statements for any prior period.

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

TARGACEPT, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS (continued)

June 30, 2010

5. Strategic Alliance and Collaboration Agreements (continued)

AstraZeneca paid the Company an initial fee of $10,000,000 in February 2006. Based on the agreement terms, the Company allocated $5,000,000 of the initial fee to the research collaboration, which the Company recognized as revenue on a straight-line basis over the four-year term of the research collaboration. The Company deferred recognition of the remaining $5,000,000 of the initial fee, which was allocated to the AZD3480 license grants, until December 2006, when AstraZeneca made a determination to proceed with further development of AZD3480 following the completion of additional clinical and non-clinical studies that AstraZeneca conducted during 2006. On December 27, 2006, AstraZeneca communicated its decision to proceed with further development of AZD3480 to the Company. As a result, in the first quarter of 2007, the Company began recognizing the $5,000,000 of the initial fee that it had previously deferred as revenue on a straight-line basis over the estimated five-year development period for AZD3480. In July 2009, the Company announced that it had been informed by AstraZeneca of AstraZeneca’s plans to conduct further development of AZD3480 for ADHD. The Company extended its estimate of the development period for AZD3480 to continue through 2013 and began recognizing the part of the $5,000,000 portion of the initial fee not yet recognized as of April 1, 2009 as revenue on a straight-line basis over the remaining estimated development period. The Company recognized $145,000 and $457,000 of the initial fee as revenue for the three months ended June 30, 2010 and 2009, respectively, and $394,000 and $1,020,000 of the initial fee as revenue for the six months ended June 30, 2010 and 2009, respectively.

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

TARGACEPT, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS (continued)

June 30, 2010

5. Strategic Alliance and Collaboration Agreements (continued)

The Company and AstraZeneca also conducted a multi-year preclinical research collaboration under the agreement. The term of the research collaboration expired in January 2010. While the research collaboration was ongoing, the Company was eligible to receive payments from AstraZeneca for research services performed. The Company recognized collaboration research and development revenue as the research was performed and related expenses were incurred. As a result of the expiration of the research collaboration in January 2010, the Company did not recognize any collaboration research and development revenue for the three or six months ended June 30, 2010. The Company recognized collaboration research and development revenue $1,121,000 and $2,665,000 for the three and six months ended June 30, 2009, respectively.

In October 2007, the Company provided notice under the agreement offering AstraZeneca the right to license its product candidate TC-5619 for specified conditions characterized by cognitive impairment. Based on a subsequent election by AstraZeneca made under the terms of the agreement, AstraZeneca paid the Company $2,000,000 and the Company agreed to develop TC-5619 independently through completion of Phase 1 clinical development and a Phase 2 clinical proof of concept clinical trial in accordance with a mutually acceptable development plan, following which AstraZeneca would have the right to license TC-5619 on terms specified in the agreement. The Company is recognizing the $2,000,000 payment as revenue on a straight-line basis over the estimated development period for TC-5619 to reach Phase 2 clinical proof of concept. Accordingly, the Company recognized $70,000 and $122,000 of the payment as revenue for the three months ended June 30, 2010 and 2009, respectively, and $191,000 and $353,000 of the payment as revenue for the six months ended June 30, 2010 and 2009, respectively.

In April 2010, the Company and AstraZeneca amended the agreement to modify the terms applicable to TC-5619. In conjunction with the amendment, the Company and AstraZeneca agreed to an expanded development program for TC-5619 and the Company received a payment of $11,000,000 to maintain AstraZeneca’s future option to license TC-5619. The Company recorded the $11,000,000 payment as deferred revenue and is recognizing it as revenue on a straight-line basis over the estimated period of the Company’s research and development obligations related to TC-5619. The Company recognized $1,571,000 of the payment as revenue for the three and six months ended June 30, 2010, respectively.

As part of the expanded TC-5619 development program, the Company agreed to conduct a Phase 2 clinical proof of concept trial in adults with ADHD in addition to its ongoing Phase 2 clinical proof of concept trial in cognitive dysfunction in schizophrenia, or CDS. The Company also agreed to conduct specified clinical and non-clinical studies, and AstraZeneca agreed to conduct other specified non-clinical studies, to support the potential advancement of TC-5619 into Phase 2 clinical development for Alzheimer’s disease. A decision as to whether to conduct Phase 2 clinical development of TC-5619 for Alzheimer’s disease would be made in the future. If TC-5619 has been licensed by AstraZeneca or remains subject to AstraZeneca’s license option, any such development for Alzheimer’s disease would be funded by AstraZeneca.

TARGACEPT, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS (continued)

June 30, 2010

5. Strategic Alliance and Collaboration Agreements (continued)

Under the amended terms of the agreement, AstraZeneca has an option for an exclusive license to TC-5619 for various cognitive disorders the first time that TC-5619 achieves clinical proof of concept, whether in CDS, ADHD or Alzheimer’s disease. The amended terms also allow AstraZeneca to exercise its option to license TC-5619 upon completion of the other clinical and non-clinical studies related to Alzheimer’s disease if TC-5619 does not achieve clinical proof of concept in CDS or ADHD. If AstraZeneca exercises its option, it would pay the Company an exercise fee of $30,000,000 and assume responsibility for and fund all future development and commercialization for TC-5619 beyond the currently agreed upon development program. In that event, the Company would be eligible to receive additional payments of up to $212,000,000, if development, regulatory, first commercial sale and first detail milestone events for TC-5619 are achieved in three indications, and stepped double-digit royalties on any future TC-5619 product sales for any indication. If AstraZeneca does not exercise its option the first time that TC-5619 achieves clinical proof of concept, whether in CDS, ADHD or Alzheimer’s disease, or if TC-5619 achieves clinical proof of concept in neither CDS nor ADHD and AstraZeneca disclaims any further interest, the Company would retain all of its rights in TC-5619.

In July 2009, the Company received a $10,000,000 payment from AstraZeneca based on achievement of the objective in a completed Phase 2 clinical trial of AZD3480 in adults with ADHD, a milestone event under an amendment to the agreement. In December 2009, the Company made a payment of $350,000 to UKRF as a result of the $10,000,000 payment received from AstraZeneca. The Company has also received cumulative payments from AstraZeneca of $2,400,000 based on the achievement of milestone events related to the development of product candidates arising under the parties’ preclinical research collaboration, including AZD1446. The Company recognized the full amount of each of these payments as revenue upon achievement of the corresponding milestone event because the event met each of the conditions required for immediate recognition under its revenue recognition policy (see Note 2).

TC-5214

In December 2009, the Company entered into a collaboration and license agreement with AstraZeneca AB for the global development and commercialization of TC-5214. Under the agreement, AstraZeneca made an upfront payment to the Company of $200,000,000 and the Company is eligible to receive cumulative payments of up to an additional $540,000,000 if specified development, regulatory and first commercial sale milestone events for TC-5214 are achieved, cumulative payments of up to an additional $500,000,000 if specified sales related milestone events for TC-5214 are achieved and significant stepped double-digit royalties on net sales of TC-5214 worldwide. The Company recorded the upfront payment made by AstraZeneca as deferred revenue and is recognizing the payment as revenue on a straight-line basis over the estimated development period for TC-5214 to submission of a new drug application to the U.S. Food and Drug Administration. As of June 30, 2010, the Company forecasts the new drug application submission date to be approximately September 30, 2012. The Company recognized $18,091,000 and $35,984,000 of the upfront payment as revenue for the three and six months ended June 30, 2010,

TARGACEPT, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS (continued)

June 30, 2010

5. Strategic Alliance and Collaboration Agreements (continued)

respectively. The Company would recognize any revenue based on the achievement of milestones under the agreement upon achievement of the milestone event if the Company determines that the revenue satisfies the requirements for immediate recognition under its revenue recognition policy (see Note 2).

The Company and AstraZeneca have jointly designed a program for the global development of TC-5214. The initial program is planned to include development of TC-5214 as an adjunct therapy and as a second-line “switch” monotherapy, in each case in patients with major depressive disorder who do not respond adequately to first-line antidepressant treatment. AstraZeneca is responsible for 80% and the Company is responsible for 20% of the costs of the initial program, except that AstraZeneca is responsible for 100% of development costs that are required only to obtain or maintain regulatory approval in countries outside the United States and the European Union. The Company has the right to terminate its obligation to fund its share of the costs of the initial program once it has funded a specified amount. In addition, for each of the Company and AstraZeneca, internal costs that were not contemplated at execution to be part of the initial program may in some cases be excluded from the cost-sharing arrangement. If the Company funds the specified amount and terminates its obligation to fund its share of further costs of the initial program, any future milestones and royalties payable to the Company under this agreement would be reduced by the amount of the Company’s unfunded share plus interest at a specified rate, subject to a maximum reduction that may be applied to any one payment. In addition, if the Company and AstraZeneca mutually agree to develop TC-5214 for any indication other than major depressive disorder or in any formulation other than those contemplated by the initial program, the same cost sharing arrangement would apply, except that the Company would have the immediate right to terminate its obligation to fund its share of development costs for the other indication or formulation. If the Company terminates its obligation to fund its share of these other development costs, any future milestones and royalties payable to the Company under this agreement would be reduced by the amount of the Company’s unfunded share plus interest at a specified rate, subject to a maximum reduction that may be applied to any one payment, but only from and after the occurrence of a specified event to be agreed upon by the parties.

The Company’s portion of the costs of the initial program for the three and six months ended June 30, 2010 was $1,136,000 and $1,537,000, respectively. AstraZeneca’s allocable portion of those initial program costs for the three and six months ended June 30, 2010 paid by the Company was $272,000 and $882,000, respectively, which is reflected in the Company’s financial statements as a reduction to research and development expense.

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

TARGACEPT, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS (continued)

June 30, 2010

5. Strategic Alliance and Collaboration Agreements (continued)

Under the terms of an existing license agreement, the Company paid $16,000,000 to University of South Florida Research Foundation, or USFRF, in February 2010 based on the Company’s receipt of the upfront payment from AstraZeneca and would be required to pay to USFRF a percentage of each milestone payment that may be received from AstraZeneca, after deducting from the milestone payment the remaining portion of the Company’s projected share of the costs of the initial development program for TC-5214, as well as royalties on any future product sales. The percentage of each milestone payment, net of any deduction, that the Company would be required to pay would be at least 10% and could be greater in specified circumstances. Based on the terms of the license agreement with USFRF and the terms of another existing license agreement with Yale University, the Company expects to pay royalties at an effective worldwide rate in the low single digits and that such effective royalty rate could in some circumstances reach the mid single digits.

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

With respect to each therapeutic focus area in the alliance, if the Company achieves clinical proof of concept with respect to a lead product candidate, GlaxoSmithKline would have an exclusive option for an exclusive license to that lead product candidate and up to two other product candidates in development in the alliance for the same therapeutic focus area on a worldwide basis. If GlaxoSmithKline exercises its option and pays the applicable exercise fee, GlaxoSmithKline would become responsible for using diligent efforts to conduct later-stage development and commercialization of the lead product candidate at its sole expense. GlaxoSmithKline’s exclusive license would include all fields of use other than those indications for which the Company has granted development and commercialization rights for product candidates under its collaboration agreement with AstraZeneca focused in cognitive disorders.

TARGACEPT, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS (continued)

June 30, 2010

5. Strategic Alliance and Collaboration Agreements (continued)

Under the agreement and a related stock purchase agreement, GlaxoSmithKline made an initial payment to the Company of $20,000,000 and purchased 1,275,502 shares of the Company’s common stock for an aggregate purchase price of $15,000,000 on July 27, 2007. The purchase price paid by GlaxoSmithKline reflected an aggregate deemed premium of $3,521,000, based on the closing price of the Company’s common stock on the trading day immediately preceding the date that agreements were signed and announced. The Company deferred recognition of both the initial payment made by GlaxoSmithKline and the deemed premium paid for the shares of the Company’s common stock purchased by GlaxoSmithKline and is recognizing both amounts into revenue on a straight-line basis over the estimated nine-year period of the Company’s research and early development obligations under the agreement. The Company recognized $653,000 of the initial payment and deemed premium as revenue for each of the three-month periods ended June 30, 2010 and 2009 and $1,307,000 of the initial payment and deemed premium as revenue for each of the six-month periods ended June 30, 2010 and 2009.

The terms of the alliance provide for the Company to conduct its research and development activities under the agreement at its sole expense. The Company is, however, eligible to receive additional payments from GlaxoSmithKline, contingent upon the achievement of specified discovery, development, regulatory and commercial milestones as well as stepped double-digit royalties dependent on any future sales for any product licensed by GlaxoSmithKline. The Company would recognize any revenue based on the achievement of milestones under the agreement upon achievement of the milestone event if the Company determines that the revenue satisfies the requirements for immediate recognition under its revenue recognition policy (see Note 2). The amounts that the Company may receive depend on the success of the Company’s research and development activities, the timing and achievement of the discovery, development, regulatory and commercial milestone events, the extent to which the specified therapeutic focus areas remain subject to the alliance and whether GlaxoSmithKline exercises any options that are triggered under the agreement.

In December 2007, the Company received a $6,000,000 payment from GlaxoSmithKline upon the achievement of a specified milestone event under the agreement. The Company determined the payment did not meet each of the conditions of its revenue recognition policy (see Note 2) required for recognition of the full amount into revenue upon achievement of the milestone. Specifically, based on the progress of this product candidate as of inception of the agreement, achievement of this milestone was reasonably assured within the meaning of the Company’s revenue recognition policy. Accordingly, the Company recorded the payment as deferred revenue and is recognizing it into revenue on a straight-line basis over the estimated period of the Company’s research and early development obligations under the agreement. The Company recognized $173,000 of the payment as revenue for each of the three-month periods ended June 30, 2010 and 2009 and $346,000 of the payment as revenue for each of the six-month periods ended June 30, 2010 and 2009.

TARGACEPT, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS (continued)

June 30, 2010

5. Strategic Alliance and Collaboration Agreements (continued)

Beyond the $6,000,000 payment discussed above, the Company has received an aggregate of $4,000,000 in payments from GlaxoSmithKline for achievement of various milestone events under the agreement related to progress in the Company’s preclinical programs, including $2,500,000 for the six months ended June 30, 2009. The Company immediately recognized the full amount of each payment as revenue upon achievement of the corresponding milestone event because each event met each of the conditions required for immediate recognition under its revenue recognition policy (see Note 2).

6. Subsequent Events

Loan Agreement

In July 2010, the Company entered into a loan agreement with a bank that provides aggregate borrowing capacity of $4,000,000 to be provided in up to three individual term loans that the Company may take at any time on or prior to June 30, 2011 to fund the purchase of equipment, furnishings, software and other fixed assets. The Company has not yet borrowed any amount under the loan agreement. Any loan would bear interest, at the Company’s discretion on a loan-by-loan basis, at either a variable rate equal to the thirty-day LIBOR plus 2.15%, adjusted monthly on the first day of each month, or a fixed rate equal to the bank’s fixed rate cost of funds index corresponding to the term of the loan plus 2.15%. Any loan that the Company takes during 2010 would be interest only through 2010 and then would be re-payable in equal monthly installments of principal and interest over 48 months. Any loan that the Company takes during the first half of 2011 would be interest only through June 30, 2011 and then would be re-payable in equal monthly installments of principal and interest over the next 48 months. Pursuant to the loan agreement, the Company granted a first priority security interest in favor of the bank in the assets acquired with the proceeds of the loan facility.

License Agreement

In August 2010, the Company entered into an exclusive worldwide license agreement with Cornerstone Therapeutics Inc., or Cornerstone. Under the agreement, Cornerstone granted Targacept an exclusive license to exploit pharmaceutical or medicinal products covered by specified patent rights owned or licensed by Cornerstone, as well as Cornerstone’s library of preclinical compounds that act on the a7 or other nicotinic receptors. The Company made an upfront payment of $1,500,000 to Cornerstone and Cornerstone will be eligible for additional payments from the Company contingent upon achievement of specified milestones, as well as royalties on any future net sales of products covered by the licensed patents. The Company’s accounting policy is to record as research and development expense the acquisition price of in-process research and development if, as of the acquisition date, the extent of its future use cannot be reasonably estimated. The Company is in the process of determining whether a portion of the upfront payment should be capitalized. To the extent not capitalized, the Company will record as research and development expense the upfront payment in the third quarter of 2010.

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

Overview

Background

We are a biopharmaceutical company engaged in the design, discovery and development of novel NNR Therapeutics for the treatment of diseases and disorders of the nervous system. Our NNR Therapeutics selectively target a class of receptors known as neuronal nicotinic receptors, which we refer to as NNRs. NNRs are found on nerve cells throughout the nervous system and serve as key regulators of nervous system activity.

We have multiple clinical-stage product candidates and preclinical programs in areas where we believe there are significant medical need and commercial potential, as well as proprietary drug discovery technologies. We have two collaboration agreements with AstraZeneca, one that we entered into in December 2009 for the global development and commercialization of TC-5214 as a treatment of major depressive disorder, or MDD, and refer to in this quarterly report as our “TC-5214 agreement with AstraZeneca” and the other focused in cognitive disorders that we entered into in December 2005 and refer to in this quarterly report as our “cognitive disorders agreement with AstraZeneca.” We also have an alliance agreement with GlaxoSmithKline. Our most advanced product candidates are described below:

•

TC-5214. TC-5214 is a nicotinic channel blocker that is thought to derive antidepressant activity by modulating the activity of various NNR subtypes. We are co-developing TC-5214 with AstraZeneca under our TC-5214 agreement with AstraZeneca as an adjunct (or add-on) therapy for patients with MDD who do not respond adequately to first-line antidepressant treatment. Phase 3 clinical trials of TC-5214 are ongoing. In addition, we expect a Phase 2 clinical trial of TC-5214 as a second-line “switch” monotherapy to initiate in the second half of 2010.

•

TC-5619. TC-5619 is a novel small molecule that modulates the activity of the a7 NNR. We have two Phase 2 clinical trials of TC-5619 ongoing, one in cognitive dysfunction in schizophrenia, or CDS, and one in adults with attention deficit/hyperactivity disorder, or ADHD. We are also conducting non-clinical studies to support the potential advancement of

TC-5619 into Phase 2 clinical development for Alzheimer’s disease. A decision as to whether to conduct Phase 2 clinical development of TC-5619 for Alzheimer’s disease would be made in the future. AstraZeneca has the future right to license TC-5619 for various cognitive disorders on specified terms.

•

AZD3480 (TC-1734). AZD3480 is a novel small molecule that modulates the activity of the a4ß2 NNR and is in development for ADHD under our cognitive disorders agreement with AstraZeneca. AstraZeneca is continuing to assess AZD3480 in non-clinical studies to support further development across the broad ADHD patient population. If AstraZeneca determines that AZD3480 is suitable for advancement as a potential ADHD therapy, we expect the next trial would be a Phase 2b clinical trial in adults with ADHD and would initiate in the first quarter of 2011.

•

AZD1446 (TC-6683). AZD1446 is a novel small molecule that modulates the activity of the a4ß2 NNR and, like AZD3480, is in development under our cognitive disorders agreement with AstraZeneca. We discovered and advanced AZD1446 as part of a multi-year research collaboration conducted under the agreement. AstraZeneca has a number of clinical trials of AZD1446 ongoing, including among others a clinical trial designed to assess safety and tolerability in subjects with Alzheimer’s disease and a Phase 2 clinical trial in adults with ADHD. We expect AstraZeneca to conduct further development of AZD1446 in either or both of Alzheimer’s disease and ADHD.

•

TC-6987. TC-6987 is a novel small molecule that modulates the activity of the a7 NNR. We have completed a Phase 1 single rising dose clinical trial and are currently conducting a Phase 1 multiple rising dose clinical trial of TC-6987. We are considering multiple indications characterized by inflammation for potential Phase 2 clinical development of TC-6987 and we expect to initiate the first Phase 2 trial in the fourth quarter of 2010.

•

TC-6499. TC-6499 is a product candidate that we previously evaluated and are no longer developing as a pain treatment. Based on the activity of TC-6499 at certain NNR subtypes located in the gastrointestinal tract, we believe it may have potential as a treatment for certain gastrointestinal disorders. We initiated an exploratory Phase 2a study of TC-6499 as a treatment for constipation-predominant irritable bowel syndrome in the second quarter of 2010.

Under our TC-5214 agreement with AstraZeneca, we and AstraZeneca have jointly designed an initial development program that is planned to include development of TC-5214 as an adjunct therapy and as a second-line “switch” monotherapy, in each case in patients with MDD who do not respond adequately to first-line antidepressant treatment. AstraZeneca is responsible for 80% and we are responsible for 20% of the costs of the initial program, except that AstraZeneca is responsible for 100% of development costs that are required only to obtain or maintain regulatory approval in countries outside the United States and the European Union. We have the right to terminate our obligation to fund our share of the costs of the initial program once we have funded a specified amount. In addition, for each of us and AstraZeneca, internal costs that were not contemplated at execution to be part of the initial program may in some cases be excluded from the cost-sharing arrangement. If we fund the specified amount and terminate our obligation to fund our share of further costs of the initial program, any future milestones and royalties payable to us under the agreement would be reduced by the amount of our unfunded share plus interest at a specified rate, subject to a maximum reduction that may be applied to any one payment. AstraZeneca is responsible for executing and funding the costs of global commercialization of TC-5214.

Under our cognitive disorders agreement with AstraZeneca:

•

we are responsible for conducting and funding the ongoing Phase 2 clinical trials of TC-5619 in CDS and in adults with ADHD, as well as specified clinical and non-clinical studies to support the potential advancement of TC-5619 into Phase 2 clinical development for Alzheimer’s disease; AstraZeneca is responsible for conducting and funding other specified non-clinical studies to support the potential advancement of TC-5619 into Phase 2 clinical development for Alzheimer’s disease;

•

AstraZeneca is responsible for substantially all current and future development costs for AZD3480, AZD1446 and each other compound arising from the preclinical research collaboration described below that it elects to advance; and

•

from January 2006 to January 2010, we and AstraZeneca conducted a preclinical research collaboration under the agreement to discover and develop compounds that act on the a4ß2 NNR as treatments for conditions characterized by cognitive impairment; AstraZeneca paid us research fees, based on a reimbursement rate specified under the agreement, for research services rendered in the preclinical research collaboration, subject to specified limits.

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

We generated net income for the three and six months ended June 30, 2010 due primarily to recognition into revenue of a portion of the upfront payment received under our TC-5214 agreement with AstraZeneca. We have also generated net income for two other quarterly periods since our inception, in each case due primarily to the achievement in each period of a single milestone event related to AZD3480 under our cognitive disorders agreement with AstraZeneca. Except for these periods, we have not been profitable and we may incur losses in future periods as our clinical-stage and preclinical product candidates advance into later-stage development and as we progress our programs, invest in additional product opportunities and expand our research and development infrastructure. As of June 30, 2010, we had an accumulated deficit of $218.7 million. Clinical trials and preclinical studies are time-consuming, expensive and may never yield a product that will generate revenue.

As a development-stage company, our revenues, expenses and results of operations are likely to fluctuate significantly from quarter to quarter and year to year. We believe that period-to-period comparisons of our results of operations should not be relied upon as indicative of our future performance.

Revenue

In January 2010, we received a $200.0 million upfront payment under our TC-5214 agreement with AstraZeneca, which we recorded as deferred revenue and are recognizing into revenue on a straight-line basis over the estimated development period for TC-5214 to submission of a new drug application to the U.S. Food and Drug Administration, or FDA. We are eligible under our TC-5214 agreement with AstraZeneca to receive additional payments of over $1.0 billion if development, regulatory, first commercial sale and specified sales related milestone events for TC-5214 are achieved and stepped double-digit royalties on any future TC-5214 product sales. As of June 30, 2010, we had $163.6 million of the deferred portion of the upfront payment remaining to be recognized into revenue. Pursuant to the April 2010 amendment to our cognitive disorders agreement with AstraZeneca, we received an $11.0 million payment in May 2010, which we recorded as deferred revenue and are recognizing into revenue on a straight-line basis over the estimated period of our research and development obligations related to TC-5619.

As of June 30, 2010 we had received $55.4 million in aggregate upfront fees and milestone payments under our cognitive disorders agreement with AstraZeneca and recognized an additional $26.5 million in collaboration research and development revenue for research services that we provided under the agreement. As of June 30, 2010, we had also received $45.0 million in aggregate payments under our alliance agreement with GlaxoSmithKline. We initially deferred recognition of an aggregate of $52.5 million received under our cognitive disorders agreement with AstraZeneca and from GlaxoSmithKline and are recognizing these deferred amounts into revenue over the periods discussed in Note 5 to our unaudited financial statements included in this quarterly report. As of June 30, 2010, we had $31.7 million of the deferred amounts remaining to be recognized in future periods.

We acquired rights to Inversine, which is our only product approved for marketing by the FDA, in August 2002. Effective September 30, 2009, we discontinued Inversine. Sales of Inversine generated net revenue of $104,000 and $355,000 for the three and six months ended June 30, 2009, respectively.

From time to time we seek and are awarded grants or work to be performed under grants awarded to third-party collaborators from which we derive revenue. As of June 30, 2010, we have been awarded two grants from The Michael J. Fox Foundation for Parkinson’s Research, or MJFF. One of the grants is to fund preclinical research involving the use of compounds that modulate NNRs to address Levodopa-induced abnormal involuntary movements, known as dyskinesias, and we have received aggregate payments of $641,000 from MJFF since August 2009 in connection with this grant. The other grant is to fund research to identify NNR-related biomarkers relevant to Parkinson’s disease, and we expect to receive an aggregate of $304,000 from MJFF over a one-year period that began in December 2009 in connection with this grant. In addition, as of June 30, 2010, we are a named subcontractor under a grant awarded to The California Institute of Technology by the National Institute on Drug Abuse, or NIDA, part of the National Institutes of Health, to fund research on innovative NNR-based approaches to the development of therapies for smoking cessation. We have received approximately $1.1 million in the aggregate over a five-year research term that began in July 2006 in connection with the NIDA grant. Funding for awards under federal grant programs is subject to the availability of funds as determined annually in the federal appropriations process.

Research and Development Expenses

Since our inception, we have focused our activities on our drug discovery and development programs. We record research and development expenses as they are incurred. Research and development expenses represented approximately 89% and 87% of our total operating expenses for the three months ended June 30, 2010 and 2009, respectively, and 87% and 86% of our total operating expenses for the six months ended June 30, 2010 and 2009, respectively.

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

We have not received FDA or foreign regulatory marketing approval for any of our product candidates that are in development. Our current and future expenditures on preclinical and clinical development programs are subject to numerous uncertainties in timing and cost to completion. In particular, our strategy includes entering into alliances and collaborations with third parties to participate in the development and commercialization of some of our product candidates. Where a third party has responsibility for or authority over any or all of the preclinical or clinical development of a particular product candidate, the estimated completion date may be largely under the control of that third party and not under our control. We cannot forecast with certainty whether AstraZeneca will exercise any options to license particular product candidates that become exercisable under the terms of our cognitive disorders agreement with AstraZeneca, whether GlaxoSmithKline will exercise any options to license particular product candidates that become exercisable under the terms of our alliance agreement with GlaxoSmithKline, whether any of our product candidates will be subject to future alliances or collaborations or how any such arrangement would affect our development plans or capital requirements. Because of this uncertainty, and because of the numerous uncertainties related to clinical trials and drug development generally, we are unable to determine the duration and completion costs of our research and development programs or whether or when we will generate revenue from the commercialization and sale of any of our product candidates in development.

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

Income Taxes

We have incurred net operating losses through December 31, 2009 and have not paid federal, state or foreign income taxes for any period through December 31, 2009. We expect that we may incur taxable income, before giving effect to net operating loss carryforwards, for the year ending December 31, 2010. Accordingly, for the three and six months ended June 30, 2010, we recognized $1.5 million and $2.1 million, respectively, of income tax expense primarily as a result of the application of Accounting Standards Codification Topic 740, Income Taxes, or ASC 740, to stock-based compensation. Exercises of stock options during the three and six months ended June 30, 2010 resulted in tax deductions for stock-based compensation in excess of expense recorded for the stock options under U.S. generally accepted accounting principles, or GAAP, resulting in income tax benefits of $1.5 million and $2.1 million, respectively. We recognized the income tax benefit related to the excess tax deductions as an increase to capital in excess of par value, which based on ASC 740 resulted in an offsetting charge in the same amount to income tax expense. As of June 30, 2010, we had net operating loss carryforwards of $100.4 million for federal income tax purposes and $100.2 million for state income tax purposes. We also had research and development income tax credit carryforwards of $7.4 million for federal income tax purposes and $1.3 million for state income tax purposes as of June 30, 2010. The federal net operating loss carryforwards begin to expire in 2020. The state net operating loss carryforwards begin to expire in 2015. The federal and state research and development tax credits begin to expire in 2021. As a result of various factors, including the subjectivity of measurements used in the calculation of particular tax positions taken or that may in the future be taken in our tax returns, it is uncertain whether or to what extent we will be eligible to use the tax credits.

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

Fair Value

The carrying amounts of our cash and cash equivalents, investments in marketable securities, accounts receivable, accounts payable and accrued expenses are considered to be representative of their respective fair values due to their short-term nature and, in the case of short-term investments, their market interest rates. Likewise, the carrying amounts of our long-term debts are considered to be representative of their fair value due to their market interest rates. Cash that we do not expect to need to fund our short-term liquidity requirements is invested in U.S. Treasury notes and bonds, U.S. federal and state agency-backed certificates and corporate debt securities that are rated at least A quality or equivalent. Our investments in marketable securities of $62.1 million at June 30, 2010 are recorded at fair value using quoted market prices.

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

Results of Operations

Three Months ended June 30, 2010 and 2009

Net Operating Revenues

	Three Months ended June 30,
	2010	2009	Change
	(in thousands)
Operating revenues:
Milestones and license fees from collaborations	$20,704	$1,605	$19,099
Collaboration research and development	—	1,121	(1,121)
Product sales, net	—	104	(104)
Grant revenue	198	—	198

Net operating revenues	$20,902	$2,830	$18,072

Net operating revenues for the three months ended June 30, 2010 increased by $18.1 million as compared to the three months ended June 30, 2009. The higher net operating revenues were primarily attributable to an increase of $19.1 million in milestones and license fees from collaborations revenue, partially offset by a decrease of $1.1 million in collaboration research and development revenue. The increase in milestones and license fees from collaborations revenue reflected recognition of $18.1 million of the $200.0 million upfront payment received under our TC-5214 agreement with AstraZeneca, which we entered into in December 2009, and $1.6 million of the $11.0 million payment received under an April 2010 amendment to our cognitive disorders agreement with AstraZeneca to modify the terms applicable to TC-5619, partially offset by a decrease of $313,000 of license fees derived from the cognitive disorders agreement as a result of the expiration of the term of the research collaboration in January 2010. The decrease in collaboration research and development revenue for the 2010 period resulted from the completion of the preclinical research collaboration under our cognitive disorders agreement. We plan to recognize the remaining $163.6 million of the upfront payment received under the TC-5214 agreement on a straight-line basis over the estimated development period for TC-5214 to submission of a new drug application to the FDA and expect that such recognition will result in increased net operating revenues for future 2010 reporting periods as compared to the corresponding 2009 periods. As of June 30, 2010, we forecast the new drug application submission date for TC-5214 to be approximately September 30, 2012. We do not expect to record any collaboration research and development revenue from the cognitive disorders agreement for 2010 or any future period.

Research and Development Expenses

	Three Months ended June 30,
	2010	2009	Change
	(in thousands)

Research and development expenses	$14,122	$11,049	$3,073

Research and development expenses for the three months ended June 30, 2010 increased by $3.1 million as compared to the three months ended June 30, 2009. The higher research and development expenses were principally attributable to increases of:

•

$2.0 million in costs incurred for third-party research and development services in connection with our clinical-stage product candidates (including costs for clinical trial activities, formulation activities, production of clinical trial materials, and pharmacology, toxicology and other non-clinical studies) to $5.8 million for the 2010 period from $3.8 million for the 2009 period; this increase was principally due to the advancement of TC-5619 into Phase 2 clinical development for two indications and the advancement of TC-6987 into later-stage Phase 1 clinical development, partially offset by reduced spending for TC-5214 and AZD3480 as a result of the completion of Phase 2 clinical trials in 2009;

•

$808,000 in stock-based compensation, salary and other compensation-related expenses for research and development personnel to $4.3 million for the 2010 period from $3.5 million for the 2009 period; the largest component of this increase was stock-based compensation expense and was primarily due to a significantly higher fair value calculated for each stock option granted during 2010 as compared to the fair value calculated for stock options granted during and prior to the 2009 period; and

•

$649,000 in other research and development expenses, including infrastructure costs, to $3.4 million for the 2010 period from $2.8 million for the 2009 period; this increase was primarily due to increases in the number of employees and depreciable equipment utilized in our research and development function.

These increases were partially offset by a decrease of $383,000 in costs incurred for third-party research and development services in connection with our preclinical programs to $673,000 for the 2010 period from $1.1 million for the 2009 period. The reduced spending for the 2010 period in connection with our preclinical programs primarily resulted from the uncertainty surrounding the continuation of some of the therapeutic focus areas of our alliance with GlaxoSmithKline.

The costs that we incurred for the three months ended June 30, 2010 and 2009 for third-party services in connection with research and development of clinical-stage product candidates are shown in the table below:

	Three months ended June 30,
	2010	2009	Change
	(in thousands)

TC-5619	$2,604	$687	$1,917
TC-5214	1,482	2,025	(543)
TC-6987	1,432	606	826
TC-6499	202	246	(44)
AZD3480 (TC-1734)	18	191	(173)

We expect our research and development expenses to increase for future 2010 reporting periods as compared to the corresponding 2009 periods, principally due to our cost sharing obligations for the ongoing Phase 3 development program for TC-5214 and anticipated development activities for TC-5619 and TC-6987.

General and Administrative Expenses

	Three months ended June 30,
	2010	2009	Change
	(in thousands)

General and administrative expenses	$1,814	$1,377	$437

General and administrative expenses for the three months ended June 30, 2010 increased by $437,000 as compared to the three months ended June 30, 2009. The higher general and administrative expenses were primarily attributable to an increase of $467,000 before routine overhead reclassifications in stock-based compensation, salary and other compensation-related expenses for general and administrative personnel. The largest component of the increase was stock-based compensation expense and was primarily due to a significantly higher fair value calculated for each stock option granted during 2010 as compared to the fair value calculated for stock options granted during and prior to the 2009 period.

Other Income and Expense

	Three months ended June 30,
	2010	2009	Change
	(in thousands)

Interest income	$366	$258	$108
Interest expense	38	57	(19)

Interest income for the three months ended June 30, 2010 increased by $108,000 as compared to the three months ended June 30, 2009. The increase reflected a significantly increased cash balance and the changes in our investment portfolio to include U.S. Treasury notes and bonds, U.S. federal and state agency-backed certificates and corporate debt securities, partially offset by lower market interest rates. Interest expense for the three months ended June 30, 2010 decreased by $19,000 as compared to the three months ended June 30, 2009.

Income Tax Expense

	Three months ended June 30,
	2010	2009	Change
	(in thousands)

Income tax expense	$1,512	$—	$1,512

Income tax expense for the three months ended June 30, 2010 increased by $1.5 million as compared to the three months ended June 30, 2009. The change was primarily due to tax deductions for stock-based compensation for the 2010 period in excess of expense recorded under GAAP for the corresponding stock options as a result of an increase in the number of stock options exercised during the 2010 period and our net income position for the 2010 period. Tax deductions in excess of recorded expense are only recognized for periods with net income.

Six Months ended June 30, 2010 and 2009

Net Operating Revenues

	Six Months ended June 30,
	2010	2009	Change
	(in thousands)
Operating revenues:
Milestones and license fees from collaborations	$39,793	$5,725	$34,068
Collaboration research and development	—	2,665	(2,665)
Product sales, net	—	355	(355)
Grant revenue	627	226	401

Net operating revenues	$40,420	$8,971	$31,449

Net operating revenues for the six months ended June 30, 2010 increased by $31.4 million as compared to the six months ended June 30, 2009. The higher net operating revenues were primarily attributable to an increase of $34.1 million in milestones and license fees from collaborations revenue, partially offset by a decrease of $2.7 million in collaboration research and development revenue. The increase in milestones and license fees from collaborations revenue reflected recognition of $36.0 million of the $200.0 million upfront payment received under our TC-5214 agreement with AstraZeneca and $1.6 million of the $11.0 million payment received under the April 2010 amendment to our cognitive disorders agreement with AstraZeneca, partially offset by decreases of $2.5 million in aggregate payments received from GlaxoSmithKline upon achievement of milestone events under our alliance agreement and $521,000 in license fees derived from the cognitive disorders agreement as a result of the expiration of the term of the research collaboration in January 2010. The decrease in collaboration research and development revenue for the 2010 period resulted from the completion of the preclinical research collaboration under the cognitive disorders agreement.

Research and Development Expenses

	Six Months ended June 30,
	2010	2009	Change
	(in thousands)

Research and development expenses	$24,729	$20,544	4,185

Research and development expenses for the six months ended June 30, 2010 increased by $4.2 million as compared to the six months ended June 30, 2009. The higher research and development expenses were principally attributable to increases of:

•

$2.6 million in costs incurred for third-party research and development services in connection with our clinical-stage product candidates to $8.6 million for the 2010 period from $6.0 million for the 2009 period; this increase was principally due to the advancement of TC-5619 into Phase 2 clinical development for two indications and the advancement of TC-6987 into later-stage Phase 1 clinical development, partially offset by reduced spending for TC-5214 as a result of the completion of a Phase 2 clinical trial in 2009;

•

$1.5 million in stock-based compensation, salary and other compensation-related expenses for research and development personnel to $8.5 million for the 2010 period from $7.0 million for the 2009 period; the largest component of this increase was stock-based compensation expense and was primarily due to a significantly higher fair value calculated for each stock option granted during 2010 as compared to the fair value calculated for stock options granted during and prior to the 2009 period; and

•

$1.2 million in other research and development expenses, including infrastructure costs, to $6.7 million for the 2010 period from $5.5 million for the 2009 period; this increase was primarily due to increases in the number of employees and depreciable equipment utilized in our research and development function.

These increases were partially offset by a decrease of $1.2 million in costs incurred for third-party research and development services in connection with our preclinical programs to $927,000 for the 2010 period from $2.2 million for the 2009 period. The reduced spending for the 2010 period in connection with our preclinical programs primarily resulted from the uncertainty surrounding the continuation of some of the therapeutic focus areas of our alliance with GlaxoSmithKline.

The costs that we incurred for the six months ended June 30, 2010 and 2009 for third-party research and development services in connection with clinical-stage product candidates are shown in the table below:

	Six months ended June 30,
	2010	2009	Change
	(in thousands)

TC-5619	$3,975	$1,566	$2,409
TC-6987	2,237	613	1,624
TC-5214	2,028	3,368	(1,340)
TC-6499	340	226	114
AZD3480 (TC-1734)	18	208	(190)

General and Administrative Expenses

	Six months ended June 30,
	2010	2009	Change
	(in thousands)

General and administrative expenses	$3,636	$2,848	$788

General and administrative expenses for the six months ended June 30, 2010 increased by $788,000 as compared to the six months ended June 30, 2009. The higher general and administrative expenses were primarily attributable to an increase of $822,000 before routine overhead reclassifications in stock-based compensation, salary and other compensation-related expenses for general and administrative personnel. The largest component of the increase was stock-based compensation expense and was primarily due to a significantly higher fair value calculated for each stock option granted during 2010 as compared to the fair value calculated for stock options granted during and prior to the 2009 period.

Other Income and Expense

	Six months ended June 30,
	2010	2009	Change
	(in thousands)

Interest income	$740	$620	$120
Interest expense	80	117	(37)

Interest income for the six months ended June 30, 2010 increased by $120,000 as compared to the six months ended June 30, 2009. The increase reflected a significantly increased cash balance and the changes in our investment portfolio to include U.S. Treasury notes and bonds, U.S. federal and state agency-backed certificates and corporate debt securities, partially offset by lower interest rates. Interest expense for the six months ended June 30, 2010 decreased by $37,000 as compared to the six months ended June 30, 2009.

Income Tax Expense

	Six months ended June 30,
	2010	2009	Change
	(in thousands)

Income tax (expense) benefit	$(2,138)	$73	$(2,211)

Income tax expense for the six months ended June 30, 2010 increased by $2.2 million as compared to the six months ended June 30, 2009. The change was primarily due to tax deductions for stock-based compensation for the 2010 period in excess of expense recorded under GAAP for the corresponding stock options as a result of the increase in the number of stock options exercised during the 2010 period and our net income position for the 2010 period.

Liquidity and Capital Resources

Sources of Liquidity

We have historically financed our operations and internal growth primarily through public and private offerings of our securities, payments under collaborations and alliances, including upfront fees, payments for research and development services and payments upon achievement of milestone events, equipment and building lease incentive financing, government grants and interest income. We discontinued our only approved product, Inversine, effective as of September 30, 2009. The net contribution from Inversine sales was not historically a significant source of cash.

In December 2009, we entered into a collaboration and license agreement with AstraZeneca for the global development and commercialization of TC-5214. We received a $200.0 million upfront payment from AstraZeneca in January 2010. Under the terms of an existing license agreement, we paid $16.0 million to University of South Florida Research Foundation, or USFRF, in January 2010 based on our receipt of the upfront payment from AstraZeneca.

As discussed above under the caption “—Overview— Revenue,” we are eligible to receive substantial additional payments from AstraZeneca, contingent on the achievement of specified milestone events related to TC-5214, AZD3480, AZD1446, and, if AstraZeneca licenses TC-5619, TC-5619 and from GlaxoSmithKline, contingent on the achievement of specified milestone events in the specified therapeutic focus areas of the alliance. There is no assurance that we will achieve any particular milestone event in 2010, in any future period or at all. In particular, in February 2010, GlaxoSmithKline announced plans to cease discovery research in selected neuroscience areas. Although the overall impact of GlaxoSmithKline’s strategic change on our alliance has not yet been finally determined, we currently anticipate that at least several therapeutic focus areas in the alliance will be discontinued. In that event, we would no longer be eligible to receive milestone payments from GlaxoSmithKline for those therapeutic focus areas, which would diminish the alliance as a potential source of future funds.

In July 2010, we entered into a loan agreement with a bank that provides aggregate borrowing capacity of $4,000,000 to be provided in up to three individual term loans that we may take at any time on or prior to June 30, 2011 to fund the purchase of equipment, furnishings, software and other fixed assets. We have not yet borrowed any amount under the loan agreement. Any loan would bear interest, at our discretion on a loan-by-loan basis, at either a variable rate equal to the thirty-day LIBOR plus 2.15%, adjusted monthly on the first day of each month, or a fixed rate equal to the bank’s fixed rate cost of funds index corresponding to the term of the loan plus 2.15%. Any loan that we take during 2010 would be interest only through 2010 and then would be re-payable in equal monthly installments of principal and interest over 48 months. Any loan that we take during the first half of 2011 would be interest only through June 30, 2011 and then would be re-payable in equal monthly installments of principal and interest over the next 48 months. Pursuant to the loan agreement, we have agreed to grant to the bank a first priority security interest in the assets acquired with the proceeds of the loan facility.

In March 2008, we entered into a loan agreement with a bank that provided borrowing capacity of $5.3 million to fund the purchase of equipment, furnishings, software and other fixed assets and enable the refinancing of our then-existing loan facility with RJRT. We borrowed $4.8 million upon entering into the loan agreement and borrowed the remaining $489,000 in September 2008. Pursuant to the loan agreement, we granted a first priority security interest in favor of the bank in the assets acquired with the proceeds of the loan facility or the previous facility that it replaced. The March 2008 loan bears interest at a fixed rate of 5.231% per annum and is repayable in equal monthly installments of $112,000 beginning April 1, 2008 and continuing through the maturity date of March 1, 2012. The September 2008 loan bears interest at a fixed rate of 6.131% per annum and is repayable in equal monthly installments of $11,000 beginning October 1, 2008 and continuing through the maturity date of September 1, 2012. As of June 30, 2010, the outstanding principal balance under the loan facility was $2.5 million. There is no additional borrowing capacity remaining available to us under the loan agreement.

In April 2002, we received a $500,000 loan from the City of Winston-Salem. Under the terms of the loan, there was no interest accrual or payment due until the fifth anniversary of the loan. Following expiration of the five-year grace period in April 2007, the outstanding principal balance of the loan began to bear interest at an annual interest rate of 5% and became payable in 60 equal monthly installments of $9,000. As of June 30, 2010, the outstanding principal balance under the loan was $187,000.

Our cash, cash equivalents and investments in marketable securities were $283.7 million as of June 30, 2010 and $111.1 million as of December 31, 2009. As of June 30, 2010, the majority of our cash, cash equivalents and investments were invested in bank depository accounts, certificates of deposit, and institutional money market funds at Branch Banking and Trust Company, RBC Bank and Wells Fargo & Company. In addition, as of June 30, 2010, we had cash of $62.1 million that we do not expect to need to fund our short-term liquidity requirements invested in U.S. Treasury notes and bonds, U.S. federal and state agency-backed certificates, corporate debt securities that are rated at least A quality or equivalent and certificates of deposit.

Cash Flows

	Six Months ended June 30,
	2010	2009	Change
	(in thousands)
Net cash provided by (used in) operating activities	$171,000	$(14,509)	$185,509
Net cash (used in) provided by investing activities	(36,522)	9,878	(46,400)
Net cash provided by (used in) financing activities	3,239	(652)	3,891

Net increase (decrease) in cash and cash equivalents	$137,717	$(5,283)

Net cash provided by operating activities for the six months ended June 30, 2010 was $171.0 million and net cash used in operating activities for the six months ended June 30, 2009 was $14.5 million, a difference of $185.5 million. The change reflected net income of $10.6 million for the 2010 period as compared to a net loss of $14.3 million for the 2009 period, a difference of $24.9 million. The remaining change was principally due to:

•

a difference of $200.9 million in the change in our receivables from collaborations balance for the 2010 period (a decrease of $201.2 million) as compared to the 2009 period (a decrease of $386,000); the change for the 2010 period was primarily due to our receipt of the $200.0 million upfront payment under our 2009 collaboration agreement with AstraZeneca and the change for the 2009 period was primarily due to the timing of our performance of preclinical research services under our cognitive disorders agreement with AstraZeneca and our receipt of related payments;

•

an increase of $37.1 million in recognition of deferred revenue for the 2010 period as compared to the 2009 period, primarily due to our recognition during the 2010 period of $36.0 million of the $200.0 million upfront payment received under our TC-5214 agreement with AstraZeneca and $1.6 million of the $11.0 million payment received under the April 2010 amendment to our cognitive disorders agreement with AstraZeneca;

•

a difference of $12.3 million in the change in our accounts payable, license fees payable and accrued expenses for the 2010 period (a decrease of $12.0 million) as compared to the 2009 period (an increase of $359,000); the change for the 2010 period was primarily due to license fees of $16.0 million paid in January 2010 upon the receipt of the $200.0 million upfront payment received under our TC-5214 agreement with AstraZeneca; and

•

an increase of $11.3 million in deferred license fees for the 2010 period as compared to the 2009 period, primarily related to the $11.0 million payment received under the April 2010 amendment to our cognitive disorders agreement with AstraZeneca; no deferred license fees were received during the 2009 period.

Net cash used in investing activities for the six months ended June 30, 2010 was $36.5 million and net cash provided by investing activities for the six months ended June 30, 2009 was $9.9 million, a difference of $46.4 million. Cash used in investing activities primarily reflects the portion of our cash that we allocate to, and the timing of purchases and maturities of, our investments in marketable securities. The net purchases of investments in marketable securities for the six months ended June 30, 2010 were $35.0 million and occurred primarily as a result of our receipt of the upfront payment under our 2009 collaboration agreement with AstraZeneca. The net sales of investments in marketable securities for the six months ended June 30, 2009 were $10.0 million. Additionally, we purchased $1.5 million of property and equipment for the 2010 period, an increase of $1.4 million from $122,000 for the 2009 period, to expand our internal research and development capabilities.

Net cash provided by financing activities for the six months ended June 30, 2010 was $3.2 million and net cash used in financing activities for the six months ended June 30, 2009 was $652,000, a difference of $3.9 million. The change was primarily attributable to our receipt during the 2010 period of $1.8 million in proceeds from the issuance of common stock upon the exercise of stock options and the related income tax effect of $2.1 million.

Funding Requirements

As of June 30, 2010, we had an accumulated deficit of $218.7 million. We may incur operating losses in future periods as our clinical-stage and preclinical product candidates advance into later-stage development and as we progress our programs, invest in additional product opportunities and expand our research and development infrastructure. However, we may generate operating income for any particular reporting period as a result of the recognition into revenue of amounts previously received under our agreements with AstraZeneca and GlaxoSmithKline, including in particular our TC-5214 agreement with AstraZeneca, the timing of milestone events that may be achieved under those agreements and the timing of costs incurred related to development of our clinical-stage and preclinical product candidates. Our future capital requirements are difficult to forecast and will depend on many factors, including:

•	whether and to what extent milestone events are achieved for TC-5214 under our TC-5214 agreement with AstraZeneca and for AZD3480 and AZD1446 under our cognitive disorders agreement with AstraZeneca;

•	the progress of, and outcomes from, Phase 3 clinical development of TC-5214 and the amount and timing of development costs for TC-5214 payable by us;

•	whether AstraZeneca exercises its right to license TC-5619 when exercisable;

•	the scope, progress, duration, results and cost of clinical trials, as well as non-clinical studies and assessments, of our other product candidates;

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

Implementing our strategy may require additional capital as our clinical-stage and preclinical product candidates advance into later-stage development and as we progress our programs, invest in additional product opportunities and expand our research and development infrastructure. Our existing capital resources may not be sufficient to enable us to fund the completion of the development of any of our product candidates. We currently expect our existing capital resources to be sufficient to fund our operations at least through the end of 2013, without taking into account any amounts that we would be entitled to receive if milestone events are achieved under either of our collaboration agreements with AstraZeneca or our alliance agreement with GlaxoSmithKline. However, our operating plan may change as a result of many factors, including those described above, and we may need additional funds sooner than planned to meet operational needs and capital requirements for product development.

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

We cannot accurately determine the completion dates and related costs of our research and development programs due to inherent uncertainties in outcomes of clinical trials and regulatory approvals of our product candidates. We cannot be certain that we will be able to successfully complete our research and development projects or establish strategic alliances, collaborations or licensing or other arrangements for our product candidates. Our failure, or the failure of any of our collaborators, to complete research and development programs for our product candidates could have a material adverse effect on our financial position or results of operations.

Recent Accounting Pronouncements

In April 2010, the Financial Accounting Standards Board issued Accounting Standards Update No. 2010-17, Milestone Method of Revenue Recognition, or ASU 2010-17. ASU 2010-17 defines a milestone event and permits an entity to make an accounting policy election to recognize a payment that is contingent upon achievement of a substantive milestone in its entirety in the period in which the milestone is achieved. ASU 2010-17 is effective for fiscal years beginning on or after June 15, 2010, and for interim periods within those years, and may be applied prospectively to milestones achieved after the adoption date or retrospectively for all periods presented. Early adoption is permitted. We do not expect ASU 2010-17 to have a material impact our financial results.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The primary objectives of our investment activities are to preserve our capital and meet our liquidity needs to fund our operations. We also seek to generate competitive rates of return from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of cash equivalents and investments in marketable securities that are of high credit quality. As of June 30, 2010, we had cash, cash equivalents and investments in marketable securities of $283.7 million. Our investments may be subject to interest rate risk and could fall in value if market interest rates increase. However, because our cash equivalents are invested in accounts with market interest rates and short term in nature and our investments in marketable securities are traded in active markets, we believe that our exposure to interest rate risk is not significant and estimate that an immediate and uniform 10% increase in market interest rates from levels as of June 30, 2010 would not have a material impact on the total fair value of our portfolio.

We contract for the conduct of some of our clinical trials and other research and development and manufacturing activities with contract research organizations, clinical trial sites and contract manufacturers in Europe and India. We may be subject to exposure to fluctuations in foreign currency exchange rates in connection with these agreements. If the average Euro/U.S. dollar or Indian Rupee/U.S. dollar exchange rate were to strengthen or weaken by 10% against the corresponding exchange rate as of June 30, 2010, we estimate that the impact on our financial position, results of operations and cash flows would not be material. We do not hedge our foreign currency exposures.

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

(b) Changes in Internal Controls. No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2010 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

TARGACEPT, INC.

Date: August 9, 2010	/s/ J. DONALD DEBETHIZY
J. Donald deBethizy
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2010	/s/ ALAN A. MUSSO
Alan A. Musso
Senior Vice President, Finance and Administration, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1	Amendment No. 3, effective as of April 30, 2010, to Collaborative Research and License Agreement between the Company and AstraZeneca AB dated as of December 27, 2005^

10.2	Sixth Lease Amendment, effective as of June 30, 2010, to Lease effective August 1, 2002, by and between the Company and Wake Forest University Health Sciences

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

^	Portions of this Exhibit have been omitted and filed separately with the Securities and Exchange Commission as part of an application for confidential treatment pursuant to the Exchange Act.

The registrant hereby undertakes to furnish to the SEC, upon its request, a copy of any instrument defining the rights of holders of indebtedness of the registrant incurred during the second quarter ended June 30, 2010 and not filed herewith pursuant to Item 601(b)(4)(v) of Regulation S-K.