Form 10-K
period 2010-12-31
TARGACEPT INC
filed 2011-03-11
CIK 1124105

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 000-51173

Targacept, Inc.

(Exact name of registrant as specified in its charter)

Delaware	56-2020050
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

200 East First Street, Suite 300 Winston-Salem, North Carolina	27101
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (336) 480-2100

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value per share	The NASDAQ Stock Market LLC (NASDAQ Global Select Market)

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2010, was approximately $314,394,099, based on the price at which the registrant’s common stock was last sold on June 30, 2010 ($19.33).

As of February 28, 2011, the registrant had 29,021,460 shares of common stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the registrant’s proxy statement for its 2011 annual meeting of stockholders, which is expected to be filed pursuant to Regulation 14A within 120 days after the end of the registrant’s fiscal year ended December 31, 2010, are incorporated by reference into Part III of this report.

TARGACEPT, INC.

FORM 10-K

Cautionary Note Regarding Forward-Looking Statements

This annual report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, which we refer to as the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act. For this purpose, any statement contained in this annual report, other than statements of historical fact, regarding, among other things:

•

the progress, scope or duration of the development of TC-5214, TC-5619, AZD3480 (TC-1734), AZD1446 (TC-6683), TC-6987, TC-6499 or any of our other product candidates or programs, such as the target indication(s) for development, the size, design, population, conduct, objective or endpoints of any clinical trial, or the timing for initiation or completion of or availability of results from any clinical trial, for submission or approval of any regulatory filing (including a new drug application for TC-5214), for meeting with regulatory authorities, or, where applicable, for an advancement decision by AstraZeneca;

•	the benefits that may be derived from any of our product candidates;

•	any payments that AstraZeneca may make to us;

•	our operations, financial position, revenues, costs or expenses; or

•	our strategies, prospects, plans, expectations or objectives is a forward-looking statement made under the provisions of The Private Securities Litigation Reform Act of 1995. In some cases, words such as “may,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” “scheduled” or other comparable words identify forward-looking statements. Actual results, performance or experience may differ materially from those expressed or implied by forward-looking statements as a result of various important factors, including our critical accounting policies and risks and uncertainties relating, among other things, to:

•	our dependence on the success of our collaborations with AstraZeneca;

•	whether the favorable results of our Phase 2b trial of TC-5214 as an adjunct treatment for major depressive disorder will be replicated in Phase 3 clinical trials;

•

whether TC-5214 will be eligible for treatment in the United States as a new chemical entity with a five-year statutory exclusivity period, either because we and AstraZeneca submit a new drug application for TC-5214 prior to October 1, 2012 or because the applicable statutory provision is re-authorized by the U.S. Congress;

•

the significant control or influence that AstraZeneca has over the development of TC-5214, AZD3480 and AZD1446, including as to the timing, scope and design of clinical trials and as to the conduct at all of further development of AZD3480 in attention deficit/hyperactivity disorder, AZD1446 in Alzheimer’s disease or TC-5619 in Alzheimer’s disease;

•

the conduct and results of clinical trials and non-clinical studies and assessments of TC-5214, AZD3480, AZD1446, TC-5619, TC-6987, TC-6499 or any of our other product candidates, including the performance of third parties engaged to execute them and difficulties or delays in subject enrollment and data analysis;

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

Overview

We are a biopharmaceutical company engaged in the design, discovery and development of novel NNR Therapeutics™ for the treatment of diseases and disorders of the nervous system. Our NNR Therapeutics selectively target neuronal nicotinic receptors, which we refer to as NNRs. NNRs are found on nerve cells throughout the nervous system and serve as key regulators of nervous system activity.

We trace our scientific lineage to a research program initiated by R.J. Reynolds Tobacco Company in 1982 to study the activity and effects of nicotine, a compound that interacts non-selectively with all nicotinic receptors. Based on years of focused research in the NNR area, we believe that compounds that interact selectively with specific NNR subtypes have the potential to achieve positive medical effects by modulating their activity. We have built an extensive patent estate covering the structure or therapeutic use of small molecules designed to regulate nervous system activity by selectively affecting specific NNR subtypes.

We have multiple clinical-stage product candidates and preclinical programs in areas in which we believe there are significant medical need and commercial potential, as well as proprietary drug discovery technologies. We have entered into two significant collaborations with the global pharmaceutical company AstraZeneca to provide expertise and resources to assist in the global development and potential commercialization of many of our product candidates. One is a collaboration and license agreement focused on TC-5214 as a treatment for major depressive disorder, and we refer to that agreement in this annual report as our “TC-5214 agreement with AstraZeneca.” The other is a collaborative research and license agreement focused in cognitive disorders, and we refer to that agreement in this annual report as our “cognitive disorders agreement with AstraZeneca.” Our most advanced product candidates are described briefly below.

TC-5214

TC-5214 is a nicotinic channel modulator that is thought to derive antidepressant activity by modulating the activity of various NNR subtypes. We are co-developing TC-5214 with AstraZeneca under our TC-5214 agreement with AstraZeneca as an adjunct, or add-on, therapy for patients with major depressive disorder who do not respond adequately to initial antidepressant treatment. Phase 3 clinical trials of TC-5214 are ongoing. In addition, we and AstraZeneca initiated a Phase 2b clinical trial of TC-5214 as a “switch” monotherapy in the first quarter of 2011.

TC-5619

TC-5619 is a novel small molecule that modulates the activity of the a7 NNR. In January 2011, we announced positive top-line results from a Phase 2 clinical trial of TC-5619 in cognitive dysfunction in schizophrenia. We are currently conducting a separate Phase 2 clinical trial of TC-5619 in attention deficit/hyperactivity disorder, or ADHD, in adults and we expect results from the trial to become available by the end of the first quarter of 2011. In addition, we are conducting clinical and non-clinical studies to support the potential advancement of TC-5619 into Phase 2 clinical development in Alzheimer’s disease.

AstraZeneca has the right to license TC-5619 and to further develop and potentially commercialize TC-5619 for various conditions characterized by cognitive impairment on terms specified in our cognitive disorders agreement with AstraZeneca, as it was amended in April 2010. We expect AstraZeneca to determine whether to exercise its license right in the first half of 2011.

AZD3480 (TC-1734)

AZD3480 (TC-1734) is a novel small molecule that modulates the activity of the a4ß2 NNR and is subject to our cognitive disorders agreement with AstraZeneca. We or AstraZeneca has conducted several clinical studies of AZD3480 in various cognitive disorders and we are in discussions with AstraZeneca regarding potential additional development of the product candidate as a treatment for ADHD. Whether AstraZeneca will decide to conduct any additional development of AZD3480 in ADHD is uncertain in light of reservations about the adequacy of the therapeutic margin to support development across the broad ADHD patient population. We expect AstraZeneca to make its decision in the first half of 2011. In addition, we have agreed with AstraZeneca on respective roles and financial and non-financial responsibilities for an additional clinical trial of AZD3480 in Alzheimer’s disease. We have had a favorable meeting with the U.S. Food and Drug Administration, or FDA, regarding a potential development path for AZD3480 in Alzheimer’s disease and are continuing to explore the practicability of conducting an Alzheimer’s disease study in Europe.

AZD1446 (TC-6683)

AZD1446 is a novel small molecule that modulates the activity of the a4ß2 NNR and is under consideration for further development as a treatment for Alzheimer’s disease under our cognitive disorders agreement with AstraZeneca. We discovered and advanced AZD1446 as part of a now completed preclinical research collaboration conducted under the agreement. AstraZeneca has completed three of four early-stage clinical studies expected to inform its decision as to whether to conduct further clinical development of AZD1446, and we expect AstraZeneca to make its decision in the third quarter of 2011.

TC-6987

TC-6987 is a novel small molecule that modulates the activity of the a7 NNR and is in development as a treatment for inflammatory disorders. In February 2011, we announced the initiation of two Phase 2 studies planned to help guide the selection of indications for which TC-6987 is best suited for later-stage development. One of the Phase 2 studies is in asthma and the other is in Type 2 diabetes.

TC-6499

TC-6499 is a novel small molecule that modulates the activity of the a4ß2 and a3ß4 NNRs. The a3ß4 NNR is located in the gastrointestinal tract, and we believe TC-6499 may have potential as a treatment for one or more gastrointestinal disorders. In an exploratory four-week study of TC-6499 that we completed at a single site in 2011 in 24 subjects with constipation-predominant irritable bowel syndrome, TC-6499 outperformed placebo on an objective secondary efficacy outcome measure, the number of spontaneous bowel movements per week, but not on the primary efficacy outcome measure (a subjective subject rating of global symptom relief). We are currently considering possible future development plans.

Pentad™

Our drug discovery activities utilize sophisticated proprietary computer-based molecular design methodologies and extensive biological and chemical data for a library of diverse compounds developed and collected over more than 25 years. We refer to these technologies collectively as Pentad.

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

Pfizer’s smoking cessation product Chantix, which acts on several NNR subtypes as well as other molecular targets in the body and is known outside of the United States as Champix, is currently the only product marketed in the United States that is believed to act predominantly by affecting NNRs. Beyond Chantix, many published studies have described beneficial effects of nicotine in humans and animals and the higher prevalence of diseases such as Alzheimer’s disease and Parkinson’s disease in non-smokers as compared to smokers, suggesting the therapeutic potential of compounds that interact with NNRs. However, despite their beneficial effects, these compounds have historically not been desirable as therapies because they have not been sufficiently selective. This means that these compounds interact not only with NNRs, but also with nicotinic receptors in the muscles and in groups of nerve cells known as ganglia that are associated with adverse effects such as increased heart rate, high blood pressure, irregular heartbeat, nausea, vomiting and a dangerous slowing of breathing known as respiratory depression. Based on years of focused research in the NNR area, we are developing product candidates that are designed to interact selectively with specific NNR subtypes to promote positive medical effects and limit adverse side effects.

Our Business Strategy

Our mission is to provide superior treatment options for complex diseases and disorders to improve the lives of patients by developing innovative new medicines that exploit the unique role of NNRs. To achieve our mission, our goal is to leverage our experience and expertise in the biology of NNRs and the discovery and development of novel drugs that selectively target them to become a leader in the commercialization of NNR Therapeutics for diseases and disorders where there is significant medical need and commercial potential. To achieve this goal, we are pursuing the following strategies:

•

Continue to pursue NNR Therapeutics. We believe that drugs designed to selectively target specific NNR subtypes can have positive medical effects with limited adverse side effects. We intend to continue to use our scientific expertise and Pentad to discover compounds that selectively target specific NNR subtypes as potential treatments for diseases and disorders of the nervous system.

•

Collaborate selectively. We have two collaborations with AstraZeneca, one focused on TC-5214 as a treatment for major depressive disorder and one focused in cognitive disorders. We intend to selectively seek additional alliances and collaborations to assist us in furthering the development of some of our product candidates. In particular, we intend to enter into these alliances and collaborations for target indications for which our potential collaborator has particular expertise or that involve large primary care markets that must be served by large sales and marketing organizations. In entering into these alliances and collaborations, our goal will generally be to maintain co-promotion or co-commercialization rights for specialists, particularly in neurology and psychiatry, in the United

States and, potentially in some cases, other markets. Under our agreements with AstraZeneca, we have the option to co-promote TC-5214 and AZD3480, as well as AZD1446 and any other licensed compounds that arose out of the preclinical research collaboration, to specified classes of physicians in the United States.

•

Maintain leadership position in NNR space. We have established ourselves as a leader in NNR research over more than 25 years. Our leadership position in this area is reflected in the numerous NNR-related articles and abstracts published by our scientists in prominent scientific journals, as well as our extensive patent estate. We intend to continue to invest significant resources to remain at the forefront of NNR research, build upon our NNR expertise and expand our intellectual property portfolio. We also plan to augment our own research by collaborating with commercial and academic institutions that seek access to our proprietary knowledge and compounds.

•

Prioritize target indications. We have identified numerous indications in which NNRs have been implicated and for which we believe that drugs that selectively target specific NNR subtypes can potentially provide a medical benefit. We prioritize our product development opportunities in an effort to apply our product pipeline to indications in which there is a significant medical need and commercial potential.

Our Product Development Pipeline

The following table summarizes our most advanced clinical-stage product candidates.

Product Candidate	Planned Target Indication(s)	Status of Development	Commercial Rights
TC-5214	Major depressive disorder (adjunct therapy, “switch” monotherapy)	Phase 3 clinical trials as an adjunct therapy and Phase 2b clinical trial as a “switch” monotherapy ongoing;	AstraZeneca

TC-5619	Cognitive dysfunction in schizophrenia, ADHD and Alzheimer’s disease	Phase 2 clinical trial in cognitive dysfunction in schizophrenia completed; separate Phase 2 clinical trial in ADHD in adults and additional studies to support potential Phase 2 clinical development in Alzheimer’s disease ongoing	subject to AstraZeneca’s right to license

AZD3480 (TC-1734)	Either or both of ADHD and Alzheimer’s disease	Phase 2 clinical trial in adults with ADHD completed, with decision by AstraZeneca as to whether to advance into Phase 2b development expected in the first half of 2011; Targacept considering the practicability of conducting an additional clinical trial in Alzheimer’s disease	AstraZeneca

AZD1446 (TC-6683)	Alzheimer’s disease	Three of four early-stage clinical trials expected to inform an AstraZeneca advancement decision completed	AstraZeneca

TC-6987	One or more disorders characterized by inflammation	Separate Phase 2 clinical trials in asthma and Type 2 diabetes ongoing	Targacept

TC-6499	One or more gastrointestinal disorders	Exploratory Phase 2a clinical trial in subjects with constipation-predominant irritable bowel syndrome completed; Targacept considering possible future development plans	Targacept

Information regarding our research and development expenses for the fiscal years ended December 31, 2010, 2009 and 2008 is included under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this annual report. All of our long-lived assets are located in the United States.

TC-5214

TC-5214 is a nicotinic channel modulator that is thought to derive antidepressant activity by modulating the activity of various NNR subtypes and is in development as a treatment for major depressive disorder. TC-5214 is one of the two enantiomers of the racemate mecamylamine hydrochloride. Enantiomers are mirror images of each other that have the same chemical but potentially different biological properties and together form a chemical mixture known as a racemate.

We are co-developing TC-5214 with AstraZeneca under our TC-5214 agreement with AstraZeneca. The initial global clinical program for TC-5214 includes development both as an adjunct, or add-on, therapy and as a “switch” monotherapy, in each case in adults with major depressive disorder who do not respond adequately to initial therapy with a medication from one of two drug classes—selective serotonin reuptake inhibitors, or SSRIs, and serotonin/norepinephrine reuptake inhibitors, or SNRIs. The Phase 3 program, which we and AstraZeneca refer to as the RENAISSANCE Program, is designed to support the planned second half of 2012 filing of a new drug application, or NDA, with the FDA for TC-5214 as an adjunct therapy for major depressive disorder. The RENAISSANCE Program includes four multi-center, double blind, parallel group clinical trials, two with a fixed dose design and two with a flexible dose design, to evaluate the efficacy and tolerability of TC-5214 as an adjunct to continued SSRI or SNRI treatment. In the fixed dose trials, each subject receiving TC-5214 receives a set dosing regimen throughout the dosing period. In the flexible dose trials, each subject receiving TC-5214 initially receives a particular dosage, which can be increased at various times during the trial at the discretion of the applicable investigator based on how the subject tolerates and responds to the then-current dosage. The primary outcome measure for each of the four trials is change from double blind baseline for TC-5214 on the Montgomery-Asberg Depression Rating Scale, or MADRS, which is a scale on which the clinician evaluates the subject’s depressed mood and other symptoms of depression and anxiety, as compared to placebo. The term “double blind” means that neither the subjects nor the investigators know which subjects receive the investigational drug and which subjects receive placebo. The RENAISSANCE Program also includes a double blind, placebo controlled long-term safety trial in which subjects receive TC-5214 or placebo for up to one year.

In addition to the RENAISSANCE Program, we and AstraZeneca are conducting multiple Phase 1 clinical trials of TC-5214, including a QTc study, which is designed to confirm that various doses of TC-5214 do not disturb the electrical activity of the heart, a renal impairment study, which is designed to evaluate the elimination of TC-5214 in subjects with impaired kidney function, and a drug-drug interaction study designed to assess the safety of TC-5214 when used together with particular drugs. We and AstraZeneca also initiated a Phase 2b clinical trial of TC-5214 as a “switch” monotherapy in February 2011.

AstraZeneca is responsible for 80% and we are responsible for 20% of the costs of the initial global clinical program, except that AstraZeneca is responsible for 100% of development costs that are required only to obtain or maintain regulatory approval in countries outside the United States and the European Union. We have the right to terminate our obligation to fund our share of the costs of the initial program once we have funded a specified amount. If we fund the specified amount and terminate our obligation to fund our share of further costs of the initial program, any future milestones and royalties payable to us under the agreement would be reduced by the amount of our unfunded share plus interest at a specified rate, subject to a maximum reduction that may be applied to any one payment.

Completed Phase 2b Clinical Trial in Major Depressive Disorder

In 2009, we completed a Phase 2b clinical trial of TC-5214 as an adjunct, or add-on, therapy in subjects with major depressive disorder who did not respond well to initial treatment with citalopram hydrobromide. Citalopram, an approved treatment for major depressive disorder marketed in the United States as Celexa, is a representative SSRI, which is the drug class most commonly prescribed for major depressive disorder.

The Phase 2b clinical trial was a two-phase study conducted at 20 sites in India and three sites in the United States. The first phase of the trial was “open label,” which means both the subjects and the investigators knew what was being administered. In the first phase, 579 subjects received initial treatment with citalopram for eight weeks, 20mg daily for the first four weeks and 40mg daily for the next four weeks. At the end of the eight weeks, subjects whose score on MADRS had improved less than 50 percent and was no lower than 17 and whose score on the Clinical Global Impression—Severity of Illness subscale, or CGI-S, which is a scale on which the clinician assesses how ill a subject is based on his or her total clinical experience, was no lower than 4 were considered partial or non-responders and eligible for the second phase of the trial.

The second phase of the trial was double blind and placebo controlled. In this phase, subjects continued their citalopram treatment and also received either add-on TC-5214 or add-on placebo for an additional eight weeks. The daily dosage of TC-5214 was initially 2mg and could be increased at the discretion of the investigator to 4mg and to 8mg based on how the subject tolerated and responded to the then-current dosage.

The primary outcome measure for the trial was mean change between add-on TC-5214 (TC-5214 + citalopram) and add-on placebo (placebo + citalopram) from double blind baseline as measured by the Hamilton Rating Scale for Depression-17, or HAM-D, which is another scale on which the clinician evaluates the subject’s depressed mood and other symptoms of depression and anxiety, at week 16. The magnitude of clinical response on HAM-D was 6.0 points greater for the add-on TC-5214 arm (13.75 point improvement) than for the add-on placebo arm (7.75 point improvement), and the result was highly statistically significant in favor of TC-5214 (p < 0.0001) on an intent to treat basis. The results on all of the trial’s secondary efficacy outcome measures, including MADRS, the Quick Inventory of Depressive Symptomatology – Self Reporting scale and assessments of irritability, disability, cognition, severity of illness and global improvement, were also highly statistically significant in favor of TC-5214 (p < 0.0001) on an intent to treat basis. The intent to treat dataset included 265 subjects in the second phase.

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

TC-5619

TC-5619 is a novel small molecule that modulates the activity of the a7 NNR. In a 2004 survey of 46 cognitive neuroscientists and neuropharmacologists conducted in connection with a National Institute of Mental Health initiative known as Measurement and Treatment Research to Improve Cognition in Schizophrenia, or MATRICS, a7 was selected more often than any other target as a target of interest in the development of treatments for cognitive dysfunction in schizophrenia.

We have completed a Phase 2 clinical trial of TC-5619 in cognitive dysfunction in schizophrenia. In addition, we are currently conducting a separate Phase 2 clinical trial in ADHD in adults, as well as clinical and non-clinical studies to support the potential advancement of TC-5619 into Phase 2 clinical development in Alzheimer’s disease. We expect that a decision as to whether to conduct Phase 2 clinical development of TC-5619 as a treatment for Alzheimer’s disease will be made in the future.

TC-5619 is subject to our cognitive disorders agreement with AstraZeneca as a result of a process that we initiated under the agreement in 2007 and a related election made by AstraZeneca. AstraZeneca has the right to license TC-5619 and to further develop and potentially commercialize TC-5619 for various conditions characterized by cognitive impairment on terms specified in the agreement, as it was amended in April 2010. If AstraZeneca exercises its right to license TC-5619, the agreement provides for AstraZeneca to make a $30 million payment to us and to assume responsibility for and fund all future development (except for completion of our ongoing studies) and commercialization. In that event, we would be eligible to receive additional payments of up to $212 million, if development, regulatory, first commercial sale and first detail milestone events are achieved for three indications, as well as stepped double-digit royalties on any future TC-5619 product sales. We expect AstraZeneca to determine whether to exercise its license right in the first half of 2011.

Completed Phase 2 Trial in Cognitive Dysfunction in Schizophrenia

In January 2011, we announced positive top-line results from a Phase 2 clinical trial of TC-5619 in cognitive dysfunction in schizophrenia. The double blind, placebo controlled trial was conducted at seven sites in the United States and 12 sites in India. In the trial, 185 subjects meeting DSM-IV criteria for schizophrenia, with stable psychotic symptoms and taking a stable dose of an approved medication from the drug class known as atypical anti-psychotics (either quetiapine, marketed as Seroquel, or risperidone, marketed as Risperdal) were randomly assigned to receive either TC-5619 or placebo, together with continued treatment with the atypical antipsychotic, for 12 weeks. As planned, approximately half of the subjects were users of tobacco products. Subjects who received TC-5619 received a 1mg daily dose for the first four weeks, a 5mg daily dose for the next four weeks and a 25mg daily dose for the last four weeks.

The primary efficacy outcome measure of the trial was change from baseline on the Groton Maze Learning task of the CogState Schizophrenia Battery, on each of three measurement dates as compared to placebo. The CogState Schizophrenia Battery is a computerized battery of neuropsychiatric tests that assess specific cognitive domains, and the Groton Maze Learning task is designed to assess executive function, which is the ability to organize cognitive processes, including the ability to plan, prioritize, stop and start activities, shift from one activity to another activity and monitor one’s own behavior. The trial protocol defined a positive outcome on the Groton Maze Learning task as superiority (one-sided p-value < 0.10) for the TC-5619 dose group as compared to the placebo dose group after adjusting statistically to account for multiple comparisons.

In the trial, the results on the Groton Maze Learning task met the pre-defined success criteria (adjusted p-value = 0.054), as well as at two of the trial’s three measurement dates (at 4 weeks, unadjusted p-value = 0.018; and at 12 weeks, unadjusted p-value = 0.041), and were favorable for tobacco users as compared to non-tobacco users and for subjects at study sites in the United States as compared to subjects at study sites in India. There was no activity in non-tobacco users. Estimates of the prevalence of smoking amongst schizophrenia patients vary, with one study indicating as high as 80%. Each of the p-values noted above was derived after data log transformation, a commonly utilized technique where the data does not follow a normal distribution.

In addition, positive signals were observed in the trial on several secondary efficacy outcome measures, including Scale for Assessment of Negative Symptoms, an investigator assessment of improvement on the negative symptoms of schizophrenia, Clinical Global Impression – Global Improvement, an investigator assessment of overall response, and Subject Global Impression – Cognition scale, a patient self-assessment of cognitive change. Other secondary outcome measures of the trial, including a composite measure of the CogState Schizophrenia Battery, did not demonstrate a drug effect in the dataset that included all subjects.

TC-5619 exhibited a favorable tolerability profile in the trial. There were two serious adverse events in the trial, one in the placebo dose group and one in the TC-5619 dose group. Both were considered by the applicable investigator as not drug related.

Ongoing Phase 2 Trial in Adults with ADHD

We are currently conducting a Phase 2 clinical trial of TC-5619 in adults with ADHD. The trial is designed as a double blind, placebo controlled, parallel group study and is being conducted in the United States. In the trial, approximately 125 adult subjects are randomly assigned to one of two cohorts, TC-5619 or placebo, and dosed over a 12-week period. Subjects in the TC-5619 cohort receive 1mg doses of TC-5619 for the first four weeks, 5mg doses of TC-5619 for the next four weeks and 25mg doses of TC-5619 for the last four weeks. The primary efficacy outcome measure of the trial is change from baseline on the Conners Adult ADHD Rating Scale, a multimodal questionnaire assessment of symptoms and behaviors associated with ADHD in adults aged 18 and older, as compared to placebo. The trial also includes a number of secondary efficacy outcome measures. We expect results from the trial to become available by the end of the first quarter of 2011.

AZD3480 (TC-1734)

AZD3480 (TC-1734) is a novel small molecule that modulates the activity of the a4ß2 NNR and is subject to our cognitive disorders agreement with AstraZeneca. We or AstraZeneca has completed Phase 2 clinical trials of AZD3480 in various indications characterized by cognitive impairment that have generated a range of efficacy results, including: (1) achievement of primary outcome measure(s) (a Phase 2 clinical trial conducted by us and AstraZeneca in adults with ADHD and our Phase 2 trial reported in 2006 in age associated memory impairment, or AAMI, a common condition characterized by gradual memory loss or other cognitive impairment that generally occurs with normal aging); (2) inconclusive (AstraZeneca’s Phase 2b trial in mild to moderate Alzheimer’s disease completed in 2008); (3) positive signals (our Phase 2a studies in AAMI and mild cognitive impairment, or MCI; and (4) failure to achieve primary outcome measures (AstraZeneca’s Phase 2b trial in cognitive dysfunction in schizophrenia completed in 2008).

We are in discussions with AstraZeneca regarding potential additional development of AZD3480 as a treatment for ADHD. Whether AstraZeneca will decide to conduct additional development of AZD3480 in ADHD is uncertain in light of reservations about the adequacy of the therapeutic margin to support development across the broad ADHD patient population. We expect AstraZeneca to make its decision in the first half of 2011.

In addition, we have agreed with AstraZeneca on respective roles and financial and non-financial responsibilities for an additional clinical trial of AZD3480 in Alzheimer’s disease. We have had a favorable meeting with the FDA regarding a potential development path for AZD3480 in Alzheimer’s disease and are continuing to explore the practicability of conducting an Alzheimer’s disease study in Europe. If an Alzheimer’s disease study proceeds, we would be responsible for funding the study but would be entitled to receive up to $5.7 million in additional payments from AstraZeneca, with the last tranche being payable to us upon first dosing in the United States and Europe.

Completed Phase 2 Trial in Adults with ADHD

In 2009, we and AstraZeneca completed a Phase 2 clinical trial of AZD3480 in adults with ADHD. The trial was a double blind, placebo controlled crossover study conducted at Fletcher Allen Health Care, an affiliate of University of Vermont College of Medicine. Subjects were non-smoking males and females between the ages of 18 and 65 who were diagnosed with ADHD based on Diagnostic and Statistical Manual of Mental Disorders, Fourth Edition, or DSM-IV, criteria and had a baseline score of at least 4 on CGI-S. Each subject received 5mg AZD3480, 50mg AZD3480 and placebo daily for two weeks, in random order, with the three dosing periods separated by three-week periods without any dosing to minimize carryover effects. As a result, each subject served as his or her own control.

The primary outcome measure for the trial was the change in total symptom score on the Conners Adult ADHD Rating Scale—Investigator Rating, or CAARS-INV, a scale that takes into account nine domains thought to encompass a range of ADHD manifestations in adults, following two weeks dosing with AZD3480 as compared to two weeks dosing with placebo. In the trial, the subjects’ symptoms of ADHD as measured by CAARS-INV improved with 50mg AZD3480, and the result was statistically significant (p < 0.01) on an intent to treat basis. Statistically significant results were also achieved at 50mg AZD3480 on some, but not all, of the secondary outcome measures in the study, including Stop Signal Reaction Time, a computerized assessment of behavioral inhibition, which is a core cognitive deficit of ADHD. AZD3480 was well tolerated in the study, and there were no serious adverse events.

Completed Phase 2b Clinical Trial in Mild to Moderate Alzheimer’s Disease

In 2008, AstraZeneca completed two Phase 2b double blind, placebo controlled, dose finding clinical trials of AZD3480, one in mild to moderate Alzheimer’s disease and one in cognitive dysfunction in schizophrenia. The trial in mild to moderate Alzheimer’s disease, known as the “Sirocco” trial, was conducted at 84 sites in Western Europe, Eastern Europe and Canada. In the Sirocco trial, 567 subjects who were between 60 and 85 years old and diagnosed with probable Alzheimer’s disease classified as mild or moderate in severity were randomly assigned to one of three dose groups of AZD3480, to the active comparator donepezil (the most commonly prescribed drug for Alzheimer’s disease), or to placebo and dosed over a 12-week period. The primary outcome measure of the trial was change from baseline after 12 weeks on the Alzheimer’s Disease Assessment Scale-cognitive subscale, or ADAS-Cog. Some of the secondary outcome measures of the trial included the Alzheimer’s Disease Cooperative Study—Clinical Global Impression of Change, or ADCS-CGIC, which is a 7-point clinician assessment of change in behavior and the ability to function, the Mini Mental State Examination, or MMSE, which is a quantitative, 30-point cognition scale, and a computer-based test battery developed by CDR Ltd. to test cognitive function.

The results of the Sirocco trial were inconclusive. Neither the active comparator donepezil nor AZD3480 met the trial’s criteria for statistical significance on the primary outcome measure, ADAS-Cog. However, in an analysis conducted post hoc in which the most mildly impaired subjects (MMSE = 25 or 26) were excluded, the middle dose of AZD3480 tested achieved statistical significance (one-sided p-value = 0.04) and donepezil showed a strong trend (one-sided p-value = 0.065).

Subjects dosed with AZD3480 showed an improvement on ADCS-CGIC and the MMSE, two of the trial’s secondary outcome measures, at two of the three doses tested as compared to subjects dosed with placebo. Of the three AZD3480 doses evaluated, subjects in the middle dose group showed the most improvement on both measures as compared to subjects dosed with placebo, with a 0.5 point advantage on ADCS-CGIC and a 0.9 point advantage on the MMSE. Subjects dosed with donepezil also showed an improvement as compared to subjects dosed with placebo on ADCS-CGIC, with a 0.2 point advantage, and the MMSE, with a 1.0 point advantage. No improvement was shown in any domain of the CDR test battery in the pooled dataset of all subjects in the donepezil dose group or any of the AZD3480 dose groups as compared to the placebo dose group. AZD3480 exhibited an overall safety and tolerability profile comparable to placebo in the trial.

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

AZD1446 (TC-6683)

AZD1446 (TC-6683) is a novel small molecule that modulates the activity of the a4ß2 NNR and is under consideration for further development as a treatment for Alzheimer’s disease under our cognitive disorders agreement with AstraZeneca. We discovered and advanced AZD1446 as part of a now completed preclinical research collaboration that we and AstraZeneca conducted under the agreement. AstraZeneca is responsible for conducting and funding the development and potential future commercialization of AZD1446 and has completed three of four early-stage clinical studies expected to inform its decision as to whether to advance the product candidate, including:

•

a trial in adults with ADHD in which AZD1446 did not improve core symptoms of ADHD, as compared to placebo, as measured by the primary outcome measure (CAARS-INV), but showed signals of a drug effect in non-nicotine using subjects (but not nicotine using subjects) at specific doses on two of five tasks of the CogState ADHD Battery, computerized tests used as secondary outcome measures to assess cognitive functions such as learning and memory (80mg of AZD1446 once daily, Groton Maze Learning Task (p = 0.019) and International Shopping List Task—Immediate Recall (p = 0.055); and 80mg of AZD1446 three times daily, International Shopping List Task—Immediate Recall (p = 0.079)—with all of such p-values statistically adjusted for multiplicity);

•	a four-week trial designed primarily to evaluate the safety and tolerability of AZD1446 when administered with donepezil to subjects with Alzheimer’s disease in which AZD1446 exhibited a safety and tolerability profile acceptable for further development and, as expected with a short dosing period and small number of subjects, did not show an effect on surrogate measures of cognition and global function; and

•

a trial designed to explore the effects of a single dose of AZD1446 in healthy volunteers with drug-induced cognitive impairment in which pro-cognitive signals were observed on various secondary outcome measures but neither AZD1446 nor the positive comparator donepezil demonstrated a statistically significant effect on an assessment of reversal of a drug-induced effect on brain waves associated with attention, which was the primary outcome measure.

A fourth study, which has not completed, is designed to evaluate the effect of AZD1446 and donepezil on brain response in subjects with Alzheimer’s disease as assessed by electroencephalography (EEG). We expect AstraZeneca to decide whether to conduct further development of AZD1446 as a treatment for Alzheimer’s disease in the third quarter of 2011.

TC-6987

TC-6987 is a novel small molecule that modulates the activity of the a7 NNR. We have completed Phase 1 clinical development and have ongoing separate Phase 2 studies planned to help guide the selection of indications for which TC-6987 is best suited for later-stage development. One of the Phase 2 studies is in asthma and the other is in Type 2 diabetes. Both studies were designed to include a number of different efficacy measures that would show anti-inflammatory effects of TC-6987 and inform potential future development.

Ongoing Phase 2 Trial in Asthma

The Phase 2 clinical trial in asthma is a multicenter, double blind, placebo controlled, parallel group study being conducted in the United States. The study is planned to enroll approximately 90 adult subjects with asthma mild to moderate in severity. The study design provides for subjects to undergo a four-week wash-out period during which they receive a low-dose inhaled corticosteroid and cease taking their current asthma medication before being randomly assigned to one of two cohorts. Subjects then receive either placebo or TC-6987 once daily, together with the low-dose inhaled corticosteroid, for four weeks. Subjects in the TC-6987 cohort receive a 100mg dose on the first day of dosing and then a 50mg dose for the remainder of the dosing period. The study includes several efficacy outcome measures, with change in forced expiratory volume from baseline to end of dosing for subjects receiving TC-6987 as compared to placebo designated as the primary efficacy outcome measure. The study also includes assessments of safety, tolerability and pharmacokinetics of TC-6987.

Ongoing Phase 2 Trial in Type 2 Diabetes

As in the asthma study described above, the Phase 2 clinical trial in Type 2 diabetes is a multicenter double blind, placebo controlled, parallel group trial being conducted in the United States. The study is planned to enroll approximately 120 adult subjects with Type 2 diabetes. The study design includes a one-week screening period followed by a four-week washout period during which subjects cease taking their current medication for Type 2 diabetes before being randomly assigned to one of two cohorts. Subjects then receive either TC-6987 or placebo once daily for four weeks. Subjects in the TC-6987 cohort receive a 20mg dose on the first day of dosing and then a 10mg dose for the remainder of the dosing period. The study includes several efficacy outcome measures, with change in fasting plasma glucose (a metabolic measurement used to expose problems with insulin function) from baseline to end of dosing for subjects receiving TC-6987 as compared to placebo designated as the primary efficacy outcome measure. The study also includes assessments of safety, tolerability and pharmacokinetics of TC-6987.

TC-6499

TC-6499 is a novel small molecule that modulates the activity of the a4ß2 and a3ß4 NNRs. The a3ß4 NNR is located in the gastrointestinal tract and, based on observations from previous Phase 1 development of TC-6499 in contemplation of later-stage development as a treatment for pain, we believe the product candidate may have potential as a treatment for one or more gastrointestinal disorders. In an exploratory four-week study of TC-6499 that we completed in 2011 in 24 subjects with constipation-predominant irritable bowel syndrome, TC-6499 outperformed placebo on an objective secondary efficacy outcome measure, the number of spontaneous bowel movements per week, but not on the primary efficacy outcome measure (a subjective subject rating of global symptom relief). We are currently considering possible future development plans. As previously disclosed, we are no longer developing TC-6499 as a treatment for pain.

Medical Need and Commercial Opportunity in Our Target Indications

The indications for which our most advanced product candidates are currently in development include major depressive disorder, cognitive dysfunction in schizophrenia, ADHD, Alzheimer’s disease and inflammatory disorders (currently asthma and Type 2 diabetes).

Major depressive disorder is characterized by a combination of symptoms that interfere with a person’s ability to work, sleep, study, eat and enjoy once-pleasurable activities. It is disabling and can prevent a person from functioning normally. The market research firm Decision Resources estimated that approximately 42.4 million people suffered from major depressive disorder in the world’s seven major pharmaceutical markets—the United States, France, Germany, Italy, Spain, the United Kingdom and Japan—in 2009. The Sequenced Treatment Alternatives to Relieve Depression, or STAR*D, study undertaken by the National Institute of Mental Health between 2001 and 2006 showed the inadequacy of currently available therapies for major depressive disorder. In the first phase of the STAR*D study, approximately 2,800 persons with major depressive disorder were given the representative SSRI citalopram for 12 to 14 weeks. Only about one-third of the participants became symptom free, which is referred to as achieving “remission,” and about 10-15 percent more responded, but did not reach remission.

Schizophrenia is a chronic, severe and disabling form of psychosis. In addition to symptoms such as delusions, hallucinations, the inability to disregard familiar stimuli, sometimes referred to as sensory gating, disorganized speech, grossly disorganized or catatonic behavior and prolonged loss of emotion, feeling, volition or drive, schizophrenia is often marked by impairment in cognitive functions, such as attention, vigilance, memory, and reasoning. Decision Resources estimated that there were approximately 4.6 million people with schizophrenia in the world’s seven major pharmaceutical markets in 2009. It has been estimated that up to 75% of persons with schizophrenia are cognitively impaired. There is currently no drug approved in the United States or Europe specifically for cognitive dysfunction in schizophrenia.

ADHD is a condition that develops during childhood and, if not adequately treated, can have long-term adverse effects into adolescence and adulthood. The principal characteristics of ADHD are inattention, hyperactivity and impulsivity. For an adult to be diagnosed with ADHD, the ADHD symptoms must have begun during childhood and continued throughout adulthood. Decision Resources estimated that there were approximately 23.3 million adults and 21.6 million children with ADHD in the world’s seven major pharmaceutical markets in 2009. The most commonly used treatments for ADHD are from the drug class known as stimulants. Because stimulants have potential for abuse, they are scheduled and can therefore be burdensome for patients. All of the currently available treatments for ADHD have side effects, such as increased heart rate and blood pressure, loss of appetite, insomnia and behavioral changes like irritability.

Alzheimer’s disease, the most common form of dementia, is a debilitating brain disorder for which there is no cure. Decision Resources estimated that there were approximately 9.7 million people with Alzheimer’s disease in the world’s seven major pharmaceutical markets in 2009. The disease progresses in stages from mild to moderate to severe and gradually destroys a person’s memory and ability to learn, reason, make judgments, communicate and carry out daily activities. Mild Alzheimer’s disease is characterized by mild forgetfulness and difficulty acquiring basic information and communicating. Patients generally exhibit the symptoms of mild Alzheimer’s disease for two to four years before progressing to the moderate stage. Moderate Alzheimer’s disease is characterized by forgetfulness, failure to recognize friends and family, disorientation regarding time and place and personality changes. Patients generally exhibit the symptoms of moderate Alzheimer’s disease for up to ten years before progressing to the severe stage. Severe Alzheimer’s disease is characterized by difficulty performing simple tasks and activities associated with daily living. Patients with severe Alzheimer’s disease require continuous care and generally do not survive for more than three years.

Asthma is a chronic inflammatory disorder of the lungs and airways characterized by recurring periods of wheezing, chest tightness, shortness of breath and coughing, which occurs most often at night or early in the morning. The disorder affects people of all ages, but most often starts in childhood and is one of the most common long-term diseases of childhood. Asthma attacks are triggered by various genetic and environmental factors, including family history, second-hand smoke, dust mites, air pollution and allergens. Decision Resources has estimated that there were approximately 65 million people with asthma in the world’s seven major pharmaceutical markets in 2009.

Diabetes is a chronic disease characterized by high blood sugar, either because the body does not produce enough of the blood sugar-regulating hormone insulin (Type 1 diabetes) or because the body fails to use insulin properly (Type 2 diabetes). High blood sugar, or hyperglycemia, can over time lead to serious damage to many of the body’s systems, especially the nerves and blood vessels. Symptoms of diabetes include excessive excretion of urine, thirst, constant hunger, weight loss, vision changes and fatigue. Type 2 diabetes is the most common form of diabetes and is thought to be largely the result of excess body weight and physical inactivity. According to the World Health Organization, approximately 198 million people worldwide have Type 2 diabetes, representing about 90% of all diabetics. Deaths related to complications from the disease are expected to double between 2005 and 2030.

Our Preclinical Research Programs

In addition to our clinical-stage product candidates, we focus preclinical research efforts in areas in which we believe NNRs can be exploited for medical benefit and for which we believe we can efficiently develop marketable product candidates. We have research programs targeting the design and development of (1) nicotinic channel modulators, which we believe have potential therapeutic application for a number of indications, (2) compounds that act on the a7 NNR for the treatment of disorders characterized by cytokine-mediated inflammation and (3) Parkinson’s disease. We have been awarded two grants from The Michael J. Fox Foundation for Parkinson’s Research. One of the grants is to test the potential of compounds that modulate NNRs to address abnormal involuntary movements, or dyskinesias, that are a side effect of levodopa treatment, and the other is to identify compounds that bind to specific NNRs and can be radiolabeled and used as imaging agents to better understand any relationship between those NNRs and Parkinson’s disease. Levodopa is commonly used to treat the motor deficits of Parkinson’s disease. The financial resources that we apply to and the progress that we may make in any particular preclinical program may vary from period to period and year to year.

Our Drug Discovery Technologies—Pentad

Our drug discovery activities utilize sophisticated proprietary computer-based molecular design methodologies and extensive biological and chemical data for a library of diverse compounds developed and collected over more than 25 years. We refer to these technologies collectively as Pentad. We use Pentad to predict the likelihood that novel compounds will interact with various NNRs, the degree of the interaction and the potential of these compounds to be developed as drugs based on projected pharmacokinetic profiles.

Pentad’s virtual screening facilitates more rapid identification and prioritization of compounds that may be clinically viable than we believe could be achieved using traditional laboratory synthesis and screening methods. This allows us to reduce drug development time by focusing our resources on compounds believed to have a greater likelihood of clinical success.

Discontinued Product

As a result of increased fees charged by the FDA and declining prescriptions, we discontinued the commercialization of Inversine, which is currently our only approved product, effective as of September 30, 2009. Inversine is approved in the United States for the management of moderately severe to severe essential hypertension and uncomplicated cases of malignant hypertension, which are high blood pressure disorders. Inversine has been approved for marketing since the 1950s, and we acquired marketing rights to the product in August 2002 from Layton Bioscience, Inc., which had previously acquired the rights from Merck & Co., Inc.

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

Payment Terms. In January 2010, AstraZeneca made a non-refundable upfront payment to us of $200 million, which was triggered upon the agreement becoming effective. The agreement provides for us to be eligible to receive up to an additional $540 million if specified development, regulatory and first commercial sale milestone events are achieved, up to an additional $500 million if specified sales-related milestones are achieved, and significant stepped double digit royalties on any future TC-5214 product sales. Under the terms of an existing license agreement, we paid $16 million to University of South Florida Research Foundation, or USFRF, based on our receipt of the upfront payment from AstraZeneca and, if we receive any milestone payments from AstraZeneca under the agreement, we would be required to pay a percentage of each such milestone payment, after deducting from the milestone payment the unexhausted portion of our projected share of the costs of the initial development program for TC-5214, as well as royalties on any future TC-5214 product sales, to USFRF. The percentage of each milestone payment, net of any deduction, that we would be required to pay would be at least 10% and could be greater in specified circumstances. Based on the terms of the license agreement with USFRF and the terms of another existing license agreement with Yale University, we expect to pay royalties at an effective worldwide rate in the low single digits and that such effective royalty rate could in some circumstances reach the mid single digits.

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

Development and Commercialization. The agreement provides for us and AstraZeneca to co-develop TC-5214 under the oversight of a committee comprised of representatives of each company. The initial global clinical program includes development of TC-5214 as an adjunct (or add-on) to antidepressant therapy and as a

“switch” monotherapy, in each case in adults with major depressive disorder who do not respond adequately to initial antidepressant treatment. AstraZeneca is responsible for 80% and we are responsible for 20% of the costs of the initial program, except that AstraZeneca is responsible for 100% of development costs that are required only to obtain or maintain regulatory approval in countries outside the United States and the European Union. We have the right to terminate our obligation to fund our share of the costs of the initial program once we have funded a specified amount. If we fund the specified amount and terminate our obligation to fund our share of further costs of the initial program, any future milestones and royalties payable to us under the agreement would be reduced by the amount of our unfunded share plus interest at a specified rate, subject to a maximum reduction that may be applied to any one payment. In addition, if we and AstraZeneca mutually agree to develop TC-5214 for any indication other than major depressive disorder or in any formulation other than those contemplated by the initial program, the same cost sharing arrangement would apply, except that we would have the immediate right to terminate our obligation to fund our share of development costs for the other indication or formulation. If we terminate our obligation to fund our share of these other development costs, any future milestones and royalties payable to us under the agreement would be reduced by the amount of our unfunded share plus interest at a specified rate, subject to a maximum reduction that may be applied to any one payment, but only from and after the occurrence of a specified event to be agreed upon by both parties (e.g., receipt of regulatory approval of the applicable indication or formulation).

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

Restrictions. For a three-year period beginning with effectiveness of the agreement in December 2009, neither we nor AstraZeneca is permitted to conduct, or to grant a license to any third party to conduct, a Phase 2 or later clinical trial of a compound as an adjunct (or add-on) to antidepressant treatment for major depressive disorder, or to commercialize such a compound, subject to certain exceptions that include, among others, AstraZeneca’s right to develop and commercialize quetiapine (marketed by AstraZeneca as Seroquel XR) and other atypical antipsychotic products that meet a specified condition.

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

We or AstraZeneca has conducted several clinical studies of AZD3480 in various cognitive disorders and we are in discussions with AstraZeneca regarding potential additional development of the product candidate as a treatment for ADHD. Whether AstraZeneca will decide to conduct any additional development of AZD3480 in ADHD is uncertain in light of reservations about the adequacy of the therapeutic margin to support development across the broad ADHD patient population. We expect AstraZeneca to make its decision in the first half of 2011. In addition, we are exploring the practicability of conducting an additional clinical trial of AZD3480 in Alzheimer’s disease and have agreed with AstraZeneca on respective roles and financial and non-financial responsibilities for such a study.

We and AstraZeneca also conducted a multi-year preclinical research collaboration under the agreement. The term of the research collaboration expired in January 2010. AZD1446 is the most advanced compound that arose from the research collaboration and it is under consideration for further development as a treatment for Alzheimer’s disease. AstraZeneca has completed three of four early-stage clinical studies expected to inform its decision as to whether to advance AZD1446, and we expect AstraZeneca to make its decision in the third quarter of 2011.

As a result of a process that we initiated under the agreement and a related election made by AstraZeneca, TC-5619 is also subject to the agreement. AstraZeneca has the right to license TC-5619 and to further develop and potentially commercialize TC-5619 for various conditions characterized by cognitive impairment on terms specified in the agreement, as it was amended in April 2010. We expect AstraZeneca to determine whether to exercise its license right in the first half of 2011.

Payment Terms. AstraZeneca paid us an initial fee of $10 million in February 2006, an additional $20 million in January 2007 as a result of its December 2006 determination to proceed with further development of AZD3480 and an additional $10 million in July 2009 as a result of the achievement of the objective in the Phase 2 clinical trial of AZD3480 in adults with ADHD. We are eligible to receive other payments of up to $103 million, if development, regulatory and first commercial sale milestone events for AZD3480 are achieved only for ADHD, and stepped double-digit royalties on any future AZD3480 product sales for any indication. We are also eligible to receive other payments if we proceed with another Alzheimer’s disease study of AZD3480, AstraZeneca subsequently advances AZD3480 into later-stage development for Alzheimer’s disease and development, regulatory and first commercial sale milestone events for AZD3480 are achieved for Alzheimer’s disease. The aggregate amount of contingent milestone payments that we are eligible to receive with respect to Alzheimer’s disease and ADHD is $197 million. If AZD3480 is developed under the agreement for an indication in addition to Alzheimer’s disease and ADHD, we would also be eligible to receive payments of up to $52 million for each such indication, if development, regulatory, first commercial sale and first detail milestone events are achieved. Under the terms of a sponsored research agreement and a subsequent license agreement between us and University of Kentucky Research Foundation, or UKRF, if we receive any of these payments from AstraZeneca relating to AZD3480, including royalties, we are required to pay a low single digit percentage of each such payment to UKRF.

With respect to AZD1446, AstraZeneca has paid us $2.2 million upon the achievement of development and regulatory milestone events. We are also eligible to receive other payments of up to $73 million, if development, regulatory and first commercial sale milestone events for AZD1446 are achieved only for Alzheimer’s disease, and stepped royalties on any future AZD1446 product sales for any indication. If AZD1446 is developed under the agreement for an indication in addition to Alzheimer’s disease, we would also be eligible to receive payments of up to $35 million for each such indication, if development, regulatory, first commercial sale and first detail milestone events are achieved.

If AstraZeneca licenses TC-5619, the agreement provides for AstraZeneca to make a $30 million payment to us. In that event, we would be eligible to receive additional payments of up to $212 million, if development, regulatory and first commercial sale and first detail milestone events are achieved for three indications, as well as stepped double-digit royalties on any future TC-5619 product sales.

AstraZeneca’s obligation to pay royalties to us for each compound subject to the collaboration expires on a country-by-country basis on the later of expiration of our patent rights that provide exclusivity for that compound in that country or 12 years after the first commercial sale in that country of either that compound or any related compound that meets specified criteria. If AstraZeneca obtains a patent covering the composition of a compound that is derived within a specified period from a compound that is subject to the collaboration, the term of AstraZeneca’s patent would also be taken into account in determining the term of AstraZeneca’s obligation to pay royalties to us for that derived compound. The U.S. patent rights to the chemical genus that includes TC-5619 expire in 2019 and the U.S. patent rights to a method of using a racemic mixture that includes TC-5619 to treat schizophrenia expire in 2025. The foreign patent rights that have issued and correspond to our issued U.S. patent rights expire in 2024. We also have a pending U.S. patent application with respect to TC-5619 specifically and to a particular salt form of TC-5619 that, if issued as patents, would expire in 2028. The U.S. patent rights with respect to AZD3480 expire between 2016 and 2027. The foreign patent rights with respect to AZD3480 that have issued and correspond to our issued U.S. patent rights expire between 2017 and 2027. We also have pending U.S. and foreign patent applications with respect to AZD3480 that, if issued as patents, would expire between 2017 and 2029. In addition, we have pending U.S. and foreign patent applications with respect to AZD1446 that, if issued as patents, would expire in 2027. None of the foregoing years of expiration reflect any patent term extension that may be available in a particular country. It is uncertain whether any of the pending U.S. and foreign patent applications, even if issued as a patent, would be sufficient to extend our royalty term under the agreement for AZD3480, AZD1446 or, if licensed by AstraZeneca, TC-5619 in any particular country. Royalty rates are subject to reduction under the agreement in specified circumstances, including in any country if the licensed compound is no longer subject to adequate patent protection in that country or if AstraZeneca licenses patent rights from any third party under circumstances in which the product that we license to AstraZeneca might infringe the third party’s patent rights.

Completed Preclinical Research Collaboration. The agreement provided for a preclinical research collaboration that we and AstraZeneca conducted between January 2006 and January 2010 to discover and develop additional compounds that act on the a4ß2 NNR as treatments for conditions characterized by cognitive impairment. AstraZeneca paid us research fees based on an agreed reimbursement rate for research services rendered by us in the collaboration. AstraZeneca has exclusively licensed six of these compounds, including AZD1446, together with metabolites of these compounds and derivatives and other compounds related to these compounds that meet specified criteria, for the same indications for which AstraZeneca has development and commercialization rights for AZD3480.

Development and Commercialization Costs. AstraZeneca is responsible for the clinical development and commercialization of AZD3480, AZD1446 and any other licensed compounds that arose from the research collaboration that it elects to advance and for funding substantially all associated costs, except as described in the next sentence. If we proceed to conduct another Alzheimer’s disease study of AZD3480, we would be responsible for funding the study but would be entitled to receive up to $5.7 million in additional payments from AstraZeneca, with the last tranche being payable to us upon first dosing in the United States and Europe. We have the option to co-promote AZD3480, AZD1446 and any other licensed compounds that arose from the research collaboration that are selected for advancement to specified classes of specialist physicians in the United States. If we exercise our co-promotion option, AstraZeneca is required to provide training to our sales force and compensate us for our detailing efforts following regulatory approval. If AstraZeneca licenses TC-5619, it would assume responsibility for and fund all future development (except for completion of our ongoing studies) and commercialization of TC-5619.

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

With respect to any compound that meets pre-defined criteria for any NNR other than the a4ß2 NNR, at the time the compound has completed the preclinical testing necessary to conduct clinical development, we are entitled to offer to AstraZeneca the right to develop and commercialize it for any indication for which AstraZeneca has development and commercialization rights under the agreement. As an example, we made such an offer with respect to TC-5619, which led to AstraZeneca’s right to license TC-5619. If we do not offer this right to AstraZeneca for a compound that meets pre-defined criteria for any NNR other than the a4ß2 NNR, we are generally not permitted to develop or commercialize the compound for any indication for which AstraZeneca has development and commercialization rights under the agreement.

If we offer a compound to AstraZeneca, AstraZeneca could license the compound from us, together with metabolites of the compound and derivatives and other compounds related to the compound that meet specified criteria, on terms specified in the agreement. Alternatively, as in the case of TC-5619, AstraZeneca could negotiate a development plan with us pursuant to which we would conduct development intended to provide a pre-defined indication of efficacy. AstraZeneca could license the compound from us after we complete the additional development. For each compound licensed by AstraZeneca through this process, we are eligible to receive an exercise fee and other payments if development, regulatory, first commercial sale and first detail milestone events are achieved, as well as stepped royalties on any future product sales. If AstraZeneca elects not to license the compound, we are permitted to develop and commercialize the compound for any indication, except that, if we had offered the compound to AstraZeneca for schizophrenia, we will not be able to develop or commercialize the compound for any cognitive disorder. The agreement limits the number of compounds that we are permitted to offer to AstraZeneca through this process. We are generally not permitted to develop or commercialize compounds that meet pre-defined criteria for any NNR for any indication for which AstraZeneca has development and commercialization rights under the agreement except through this process.

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

If we seek a strategic collaborator to develop or commercialize compounds that act by binding to NNRs for depression, anxiety or bipolar disorder, AstraZeneca may under certain circumstances have a right of first negotiation with us. If AstraZeneca is interested in such a collaboration but we and AstraZeneca do not agree on terms, for the following three years we would only be permitted to enter into a collaboration for the applicable compounds and indications on more favorable terms than the terms offered by AstraZeneca.

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

GlaxoSmithKline

On July 27, 2007, we entered into a product development and commercialization agreement with SmithKlineBeecham Corporation and Glaxo Group Limited, which we refer to collectively as GlaxoSmithKline, that set forth the terms of an alliance designed to discover, develop and market product candidates that selectively target specified NNR subtypes in specified therapeutic focus areas. In February 2010, GlaxoSmithKline announced plans to cease discovery research in selected neuroscience areas, and, in late February 2011, we received notice of termination of the agreement from GlaxoSmithKline. By the terms of the agreement, the termination becomes effective in late May 2011.

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

As of February 28, 2011, our patent estate included 58 patents issued in the United States, 75 patent applications pending in the United States and approximately 600 counterpart patents and patent applications in countries other than the United States. Our issued patents and pending patent applications in the United States include composition of matter coverage on a number of different structural families of compounds. The actual protection afforded by a patent varies from country to country and depends upon many factors, including the type of patent, the scope of its coverage and the availability of legal remedies in a particular country.

We consider the following United States patents that we own or license to be particularly important to the protection of our most advanced product candidates.

Product Candidate	Patent Scope	Patent Expiration

TC-5214	Pharmaceutical composition of TC-5214	January 2020

	Methods of use of TC-5214 for treatment of neuropsychiatric disorders, including depression	February 2020

	Methods of use of a class of compounds that includes TC-5214 for treatment of a nicotine-responsive psychiatric disorder, including depression	September 2017

TC-5619	Composition of matter for a family of compounds that includes TC-5619	August 2019

	Composition of matter for a racemic mixture that includes TC-5619	March 2019

	Methods of use of a racemic mixture that includes TC-5619 for treatment of schizophrenia	November 2025

AZD3480 (TC-1734)	Composition of matter for AZD3480	July 2018

	Composition of matter for a family of compounds that includes AZD3480	April 2016

	Methods of use of a family of compounds that includes AZD3480 for treatment and prevention of CNS disorders	February 2017

	Methods of use for AZD3480 for treatment and prevention of CNS disorders	July 2018

	Composition of matter for the preferred salt (p-hydroxybenzoate) of AZD3480	August 2026

TC-6987	Composition of matter for a family of compounds that includes TC-6987	August 2019

TC-6499	Composition of matter for TC-6499; composition of matter for a family of compounds that includes TC-6499	February 2024

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

The patent expiration dates referenced above do not reflect any potential patent term extension that we may receive under The United States Drug Price Competition and Patent Term Restoration Act of 1984, known as the Hatch-Waxman Act. The Hatch-Waxman Act generally permits a patent extension term of up to five years as compensation for patent term lost during the FDA regulatory review process. Patent extension cannot extend the remaining term of a patent beyond a total of 14 years. The patent term restoration period is generally one-half of the time between the effective date of an investigational new drug application, or IND, and the submission date of an NDA plus the time between the submission date and approval date of an NDA. Only one patent applicable to an approved drug is eligible for the extension, and the extension must be applied for prior to expiration of the patent. The United States Patent and Trademark Office, in consultation with the FDA, reviews and approves applications for patent term extension.

License Agreements

In addition to the agreements governing our collaborations with AstraZeneca, we consider the following license agreements to be important to our business as of March 11, 2011.

University of South Florida Research Foundation

Pursuant to a license agreement with USFRF, we hold an exclusive worldwide license under patents and patent applications owned by USFRF to develop and commercialize TC-5214, mecamylamine hydrochloride and other specified compounds. The licensed patent rights include issued patents covering the pharmaceutical composition of TC-5214 and methods of use of each of TC-5214, the other enantiomer of mecamylamine hydrochloride and mecamylamine hydrochloride for the treatment of various disorders, including major depressive disorder. We sublicensed rights under the licensed patents and patent applications to AstraZeneca in December 2009 pursuant to our TC-5214 agreement with AstraZeneca.

Under the license agreement with USFRF, we are obligated to pay to USFRF:

•

an annual license fee of $50,000 until we or AstraZeneca or any future sublicensee files an NDA or foreign equivalent for use of a product subject to the license to treat a neuropsychiatric disease or disorder;

•	an annual fee of $20,000 to maintain our right of first refusal to acquire rights under the licensed patents and patent applications beyond the scope of our current license;

•	royalties on net sales of products subject to the license or, if less, a percentage of royalties that we receive from AstraZeneca or any future sublicensee;

•	aggregate payments of up to $200,000 based on the achievement of specified regulatory milestones; and

•	10% of other amounts, including milestone payments, that we receive for a sublicense from AstraZeneca or any future sublicensee, subject to increase to a higher percentage in specified circumstances.

The aggregate annual license fees are creditable, up to a specified amount per year, against future royalties.

We are required to use commercially reasonable efforts to develop or to market and sell one or more products subject to the license. In particular, we are required to spend a specified minimum amount on research and development of products subject to the license over each consecutive three-year period during the term of the agreement until we or a sublicensee file an NDA or foreign equivalent for use of a product subject to the license to treat a neuropsychiatric disease or disorder. If USFRF believes that we are not meeting our diligence obligation, it is entitled to terminate the agreement if we do not cure our failure within a specified cure period. If we do not agree with USFRF’s determination and specified initial dispute resolution procedures are unsuccessful, we can submit the matter to binding arbitration.

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

Yale University

Pursuant to an exclusive license agreement with Yale University, we hold an exclusive worldwide license to pending patent applications owned by Yale. The licensed patent applications include a pending U.S. application that, if issued in the future as a patent, could potentially cover the use of TC-5214 and mecamylamine hydrochloride, or other compounds classified as nicotinic antagonists, as an augmentation to other treatments for mood disorders, including major depressive disorder. We sublicensed rights under the licensed patent applications to AstraZeneca in December 2009 pursuant to our TC-5214 agreement with AstraZeneca.

Under the license agreement with Yale, we are obligated to pay to Yale:

•	a fee of $50,000 that is conditional upon the issuance of a licensed patent in the United States that meets specified conditions;

•	aggregate payments of up to $1.5 million for each product subject to the license for which specified regulatory and first commercial sale milestone events are achieved;

•	royalties on net sales of products subject to the license, subject, following the first launch of a product subject to the license, to specified annual minimum amounts; and

•

a specified percentage of other amounts received from any sublicensee of the licensed patent rights, if the applicable sublicense is not combined with a license to other patent rights owned or licensed by us that cover compounds or their therapeutic use in humans or with an agreement by us to collaborate to discover, research, develop or commercialize compounds or products for therapeutic use in humans. Our sublicense to AstraZeneca under our TC-5214 agreement with AstraZeneca is combined with both a license to other patent rights and an agreement by us to co-develop TC-5214 as a treatment for major depressive disorder. Accordingly, no other amounts received from AstraZeneca under our TC-5214 agreement with AstraZeneca give rise to any payment obligation to Yale.

We are required to use reasonable commercial efforts to develop at least one product subject to the license for commercialization in the United States. We may terminate the agreement upon 30 days notice to Yale. Yale may terminate the agreement if we fail to make a required payment when due, or commit a material breach of the agreement, and do not cure the failure or breach within a specified cure period or if we notify Yale that we are finally abandoning our research, development or marketing of, and our intent to research, develop and market, products subject to the license. If not earlier terminated, the agreement will expire upon expiration of the last to expire of the licensed patent rights that includes a valid claim.

University of Kentucky Research Foundation

Pursuant to a sponsored research agreement, UKRF agreed to assign to R.J. Reynolds Tobacco Company UKRF’s rights to inventions that resulted in patents related to AZD3480. These patents were subsequently assigned by RJR to us in August 2000, and we licensed rights under these patents to AstraZeneca pursuant to our cognitive disorders agreement with AstraZeneca. Under the sponsored research agreement and a subsequent license agreement with UKRF, we are obligated to pay royalties to UKRF based on amounts received for a license to these patents from AstraZeneca or any future licensee.

Cornerstone Therapeutics Inc.

Pursuant to an exclusive license agreement with Cornerstone Therapeutics Inc., we hold an exclusive worldwide license and sublicense under patents and patent applications owned by Cornerstone or exclusively licensed by Cornerstone from the Feinstein Institute for Medical Research. The licensed patent rights include issued patents and pending patent applications covering a library of preclinical compounds that act on the alpha7 or other nicotinic receptors, as well as the use of modulators of the a7 NNR to treat inflammatory disorders. TC-6987 modulates the activity of the a7 NNR and is currently being evaluated in Phase 2 clinical trials in asthma and Type 2 diabetes.

Under the license agreement with Cornerstone, we paid Cornerstone an upfront fee of $1.5 million and are obligated to pay to Cornerstone:

•

payments for each compound subject to the license for which specified clinical, regulatory and sales-related milestone events are achieved, with the aggregate amount of the potential payments for a particular compound being dependent on whether and to what extent Cornerstone had exemplified and progressed the compound as of the effective date of the agreement;

•

the aggregate amount of the contingent payments described in the immediately preceding bullet ranges from up to $16.1 million to up to $74.9 million, comprised of $325,000 to $1.4 million in milestones through Phase 2 clinical proof of concept, $2.8 million to $18.5 million in later-stage pre-commercialization milestones and $13.0 million to $55.0 million in sales-based milestones; to the extent the licensed patent rights cover the use of TC-6987 or any other Targacept-discovered compound, the aggregate contingent payments would be at the low point of each of the ranges; and

•

low single-digit royalties on net sales of products subject to the license (to the extent the licensed patent rights cover the use of TC-6987 or any other Targacept-discovered compound as a treatment for inflammatory disorders, the royalty rate would be less than 1%).

We are required to use commercially reasonable efforts to develop at least one compound subject to the license to regulatory approval. We are also specifically required to use commercially reasonable efforts to manufacture one of two specified in-licensed compounds, in sufficient quantities and of sufficient quality to perform specified preclinical toxicology work, and, if successful, then to perform the preclinical toxicology work within a specified timeframe, subject to extension in certain circumstances.

We may terminate the agreement upon 30 days notice to Cornerstone. Cornerstone may terminate the agreement if we successfully complete the manufacturing contemplated above but do not conduct the specified preclinical toxicology work within the requisite timeframe, or if we commit a material breach of the agreement and do not cure the breach within a specified cure period. If not earlier terminated, the agreement will expire upon expiration of the period during which royalties are payable for the last product subject to the license.

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

Sales and Marketing

We currently have limited sales, marketing and distribution experience with respect to pharmaceutical products and no internal sales or distribution capabilities. Our current strategy is to selectively seek alliances and collaborations for target indications for which our potential collaborator has particular expertise or that involve large primary care markets that must be served by large sales and marketing organizations. In entering into these alliances and collaborations, our goal will generally be to maintain co-promotion or co-commercialization rights in the United States and, in some cases, other markets. In order to implement this aspect of our strategy successfully, we must develop a specialized sales and marketing organization with sufficient technical expertise.

We discontinued the commercialization of Inversine, which is currently our only approved product, effective as of September 30, 2009. Inversine had been distributed by Cord Logistics, Inc., a Cardinal Health company, pursuant to an exclusive distribution agreement. We have terminated our agreement with Cord Logistics. We paid Cord Logistics approximately $31,000 in 2010, $140,000 in 2009 and $170,000 in 2008.

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

We also face substantial competition from therapies designed to target NNRs. Pfizer’s product Chantix, which is known outside of the United States as Champix, acts on several NNR subtypes as well as other molecular targets in the body. Chantix is approved as an aid for smoking cessation. In addition, we believe that several prominent pharmaceutical companies have product candidates that target NNRs in development, including as examples Roche, with a compound in Phase 2 development for Alzheimer’s disease, and Abbott Laboratories, with one compound in Phase 2 development for ADHD and a second compound in Phase 1 development for cognitive disorders. Other companies that we believe have active NNR-based programs include AstraZeneca, Eli Lilly, Sanofi-Aventis, Bristol-Myers Squibb, GlaxoSmithKline, Johnson & Johnson, Novartis, NeuroSearch A/S, Solvay, Servier, CoMentis, EnVivo Pharmaceuticals, Galantos Pharma, Proximagen, Psychogenics, AGI Therapeutics, Suven, Asmacure and Neuroderm. We expect that we will face increased competition in the future if therapies that target NNRs are further validated and if companies initiate or expand programs focused on NNRs or otherwise enter the CNS market, whether independently or by alliance or acquisition.

In addition, there are several pharmaceutical companies in the United States and globally that currently market and sell drugs for indications that we are targeting. We believe that the primary competitive products for use in indications that we are currently targeting with our most advanced product candidates include:

•	as an adjunct treatment for major depressive disorder, the atypical antipsychotics Seroquel XR from AstraZeneca and Abilify from Bristol-Myers Squibb/Otsuka;

•

otherwise for major depressive disorder, SSRIs such as Prozac from Eli Lilly, Paxil/Seroxar from GlaxoSmithKline, Zoloft from Pfizer, Celexa and Lexapro from Forest Laboratories, dual uptake inhibitors such as Effexor from Wyeth and Cymbalta from Eli Lilly, and the SSRI and 5HT1A receptor partial agonist Viibryd from Clinical Data (under agreement to be acquired by Forest Laboratories);

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

•

for asthma, long-acting beta agonist/inhaled corticosteroid combinations such as Advair from GlaxoSmithKline, Symbicort from AstraZeneca and Dulera from Merck, leukotriene inhibitors such as Singulair from Merck, Accolate from AstraZeneca and Zyflo from Cornerstone Therapeutics, antibodies such as Xolair from Novartis, long-acting beta agonists such as salmeterol and formoterol and short-acting beta agonists such as albutertol and levalbuterol; and

•

for Type 2 diabetes, glucagon-like peptide-1 analogues such as Byetta from Eli Lilly and Amylin, dipeptidyl peptidase IV inhibitors such as Januvia from Merck and Onglyza from Bristol-Myers Squibb and AstraZeneca, insulin such as Lantus from Sanofi-Aventis, sulfonylureas such as Glucotrol from Pfizer, and biguanides (metformin) such as Glucophage from Bristol-Myers Squibb.

There is currently no approved product for cognitive dysfunction in schizophrenia. There are however multiple third-party product candidates currently in clinical development for cognitive dysfunction in schizophrenia, including at least one modulator of the a7 NNR.

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

The process required by the FDA before a drug may be marketed in the United States generally involves the following:

•	completion of preclinical laboratory tests, animal studies and formulation studies conducted in accordance with good laboratory practices and other applicable regulations;

•	submission to the FDA of an IND, which must become effective before human clinical trials may begin;

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

Once a drug is identified for development it enters the preclinical testing stage. Preclinical tests include laboratory evaluations of chemistry, toxicity and formulation, as well as animal studies to assess the characteristics and potential effects of the drug. The results of preclinical testing are submitted to the FDA, along with other information about drug chemistry, manufacturing and controls and a proposed clinical trial protocol, as part of an IND. Long-term preclinical tests, such as animal tests of reproductive toxicity and the ability or tendency to produce cancer, may continue after the IND is submitted. The IND becomes effective 30 days after receipt by the FDA, unless within the 30-day time period the FDA places the clinical trial on a clinical hold. In such a case, the sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. Clinical holds also may be imposed by the FDA at any time before or during studies due to safety concerns or non-compliance with applicable law or regulation.

All clinical trials must be conducted under the supervision of one or more qualified investigators in accordance with the regulations and guidelines establishing good clinical practice. These regulations include the requirement that all research subjects provide informed consent. Further, an institutional review board, or IRB, must review and approve the plan for any clinical trial before it commences at any institution. An IRB considers, among other things, whether the risks to individuals participating in the trials are minimized and reasonable in relation to the anticipated benefits. The IRB also approves the information regarding the trial and the consent form that must be provided to each trial subject or his or her legal representative and must monitor the study until completed. An IRB may impose conditions to the initiation or continued conduct of trial.

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

U.S. Review and Approval Processes

The results of product development, preclinical studies and clinical trials, along with descriptions of the manufacturing process, analytical chemistry tests, proposed labeling, and other relevant information, are submitted to the FDA as part of an NDA requesting approval to market the drug as a product. FDA approval of the NDA is required before marketing of the product may begin in the United States. The cost of preparing and submitting an NDA is substantial. Under federal law, the submission of most NDAs is additionally subject to a substantial application user fee and the manufacturer or sponsor under an approved NDA is also subject to annual product and establishment user fees. These fees are typically increased annually. A waiver or reduction of the fees may be obtained under specified limited circumstances.

In addition, under the Pediatric Research Equity Act, or PREA, an NDA or supplement to an NDA must contain data to assess the safety and effectiveness of the drug for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the drug is safe and effective. The FDA may grant a deferral for submission of data or a full or partial waiver. Unless otherwise required by regulation, PREA does not apply to any drug for an indication for which orphan designation has been granted.

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

Under current performance goals, the FDA has either six or 10 months to review and act on the NDA, depending upon whether the NDA is classified by the FDA as eligible for priority (six months) or standard (10 months) review. The review process may be extended by the FDA for an additional three-month period to consider certain information or clarification regarding information already provided in the submission. The FDA may also refer NDAs for novel drug products or for drug products that present difficult questions of safety or efficacy to an advisory committee for review, evaluation and a recommendation as to whether the NDA should be approved. Advisory committees are typically comprised of clinicians and other experts in the relevant area. The FDA is not bound by the recommendation of an advisory committee, but often follows the recommendation.

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

After the FDA evaluates the NDA and the applicable manufacturing facilities, it issues an approval letter or a complete response letter. A complete response letter generally outlines the deficiencies in the submission and may require substantial additional testing or information in order for the FDA to reconsider the NDA. If and when the deficiencies have been addressed to the FDA’s satisfaction in a resubmission of the NDA, the FDA will issue an approval letter. FDA review of a resubmitted NDA can take as long as six months depending on the type of information included.

An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications. As a condition of NDA approval, the FDA may require substantial post-approval testing and surveillance to monitor the drug’s safety or efficacy and may impose other conditions, including labeling restrictions, that can materially affect the potential market for and profitability of the drug. Once granted, product approvals may be withdrawn if compliance with regulatory standards is not maintained or problems are identified following initial marketing.

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

If a product that has orphan drug designation subsequently receives the first FDA approval for the disease for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications to market the same drug for the same indication for seven years, except in very limited circumstances (such as a showing of clinical superiority to the product with orphan drug exclusivity). Orphan drug exclusivity does not prevent the FDA from approving a different drug for the same disease or condition or from approving the same drug for a different disease or condition.

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

From time to time, legislation is drafted, introduced and passed by the U.S. Congress that could significantly change the statutory provisions governing the approval, manufacturing and marketing of products regulated by the FDA. For example, the Food and Drug Administration Amendments Act of 2007, or FDAAA, gives the FDA the authority to require post-market studies and clinical trials, labeling changes based on new safety information and compliance with a risk evaluation and mitigation strategy approved by the FDA. Failure to comply with any requirements under FDAAA may result in significant penalties. FDAAA also authorizes significant civil money penalties for the dissemination of false or misleading direct-to-consumer advertisements, allows the FDA to require companies to submit direct-to-consumer television drug advertisements for FDA review prior to public dissemination and expands the clinical trial registry so that sponsors of most clinical trials, except for Phase 1 trials, are required to submit certain clinical trial information for inclusion in the clinical trial registry data bank. In addition to the impact of new legislation, FDA regulations and guidance are often revised or reinterpreted in ways that may significantly affect our business and our product candidates.

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

Employees

As of February 28, 2011, we had 132 employees, 47 of whom are Ph.D.s, M.D.s or both. Our management believes that relations with our employees are good. None of our employees is represented under a collective bargaining agreement.

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

Our trademarks and service marks include Targacept®, Pentad™, NNR Therapeutics™, TRIDMAC™ and Building Health, Restoring IndependenceSM. Other service marks, trademarks and trade names appearing in this annual report are the properties of their respective owners.

Item 1A.	Risk Factors.

Risks Related to Our Financial Results

We have a substantial accumulated deficit and may incur losses for future periods. We may not sustain profitability or, if we do sustain profitability, we may not grow it.

We were incorporated in 1997 and operated as a wholly owned subsidiary of R.J. Reynolds Tobacco Company until August 2000. We have a limited operating history. As of December 31, 2010, we had an accumulated deficit of $218.4 million. We had net income of $10.9 million for the year ended December 31, 2010, net loss of $39.4 million for the year ended December 31, 2009 and net loss of $25.7 million for the year ended December 31, 2008. Our net income for 2010 was due primarily to the recognition into revenue of a portion of the upfront payment that we received under our TC-5214 agreement with AstraZeneca that we entered into in December 2009. Our losses for other periods have historically resulted principally from costs incurred in connection with our research and development activities, including clinical trials, and from general and administrative expenses associated with our operations. We may incur losses for future periods as our clinical-stage and preclinical product candidates advance into later-stage development and as we progress our programs, invest in additional product opportunities and grow our business. As a result, we will need to generate significant revenues to sustain profitability.

We derived a substantial portion of our revenue for 2010, 2009 and 2008 from our strategic alliances and collaborations. We expect that a substantial portion of our operating cash flow in the next few years will depend on the following:

•	whether and to what extent milestone events are achieved for TC-5214 under our TC-5214 agreement with AstraZeneca;

•	the progress of, and outcomes from, Phase 3 clinical development of TC-5214 and the amount and timing of development costs for TC-5214 payable by us;

•	if the outcome of Phase 3 clinical development of TC-5214 is favorable, whether we elect to exercise our co-promotion rights;

•	whether AstraZeneca exercises its right to license TC-5619;

•

whether and to what extent AstraZeneca determines to continue clinical development of one or both of AZD3480 and AZD1446 and, if so, milestone events are achieved under our cognitive disorders agreement with AstraZeneca that we entered into in December 2005; and

•	whether we establish additional strategic alliances, collaborations and licensing or other arrangements, or pursue and complete any merger and acquisition transactions, on terms favorable to us.

Sources that contributed to our revenue for any particular year may not continue. In particular, the term of the preclinical research collaboration focused in cognition that we had been conducting with AstraZeneca under our cognitive disorders agreement with AstraZeneca expired in January 2010. We had received an aggregate of $26.5 million in research fees from AstraZeneca as of December 31, 2009, and research fee revenue generated from the preclinical research collaboration represented 21% of our net operating revenues for the year ended December 31, 2009 and 45% of our net operating revenues for the year ended December 31, 2008. In addition, we do not currently have any source of product revenue.

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

Successful drug development and commercialization requires significant amounts of capital. It is foreseeable that we will in the future require substantial additional capital in order to continue to conduct the research and development and clinical and regulatory activities necessary to bring our product candidates to market (or, where applicable for a particular product candidate, to the stage of development when a current or potential future collaborator of ours may assume responsibility under the terms of the applicable agreement for funding further development and subsequent commercialization) and to establish sales and marketing capabilities. Our future capital requirements are difficult to forecast and will depend on many factors, including:

•

the amount of revenue that we are able to generate, which we expect will depend substantially on the outcomes of the uncertainties described in the bullets above under “We have a substantial accumulated deficit and may incur losses for future periods. We may not sustain profitability or, if we do sustain profitability, we may not grow it.”;

•	the progress of, and outcomes from, Phase 3 clinical development of TC-5214 and the amount and timing of development costs for TC-5214 payable by us;

•	the scope, progress, duration, results and costs of clinical trials, as well as non-clinical studies and assessments, of our product candidates;

•

the extent to which we retain development and commercialization rights or responsibilities for our product candidates that are not subject to our collaborations with AstraZeneca and incur associated development and manufacturing costs and costs to establish sales and marketing functions;

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

In addition, we may seek additional capital due to market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of our stockholders may be diluted and the terms may include liquidation or other preferences that materially and adversely affect the rights of our stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through alliance, collaboration or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies or product candidates or grant licenses on terms that are not favorable to us.

Our plans provide for us to continue, either alone or with AstraZeneca or one or more potential future collaborators, to advance our product candidates through the development process. We currently expect that our existing capital resources will enable us to fund our operations at least through the end of 2013. However, our operating plan may change as a result of many factors, including those described above, and we may need additional funds sooner than planned to meet operational needs and capital requirements for product development and commercialization. Our ability to raise funds if and when needed may be materially and adversely affected by challenging U.S. and global financial markets and additional funds may not be available on terms that are acceptable to us, or at all. If adequate funds are not available on a timely basis, we may:

•	terminate, delay or downsize clinical trials or manufacturing or other development activities for one or more of our product candidates;

•	delay our establishment of sales and marketing capabilities or other activities that may be necessary to commercialize our product candidates; or

•	terminate, delay or downsize research programs that are designed to identify new product candidates.

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

Our ability to generate product or royalty revenue over the next few years will depend substantially on the successful development and commercialization of our clinical-stage product candidates, including in particular: TC-5214 (which is currently in Phase 3 clinical development); TC-5619 (for which a Phase 2 clinical trial has been completed in cognitive dysfunction in schizophrenia and a separate Phase 2 clinical trial in adults with ADHD and additional studies to support potential advancement into a Phase 2 clinical trial in Alzheimer’s disease are ongoing); AZD3480 and AZD1446 (each of which is at the Phase 2 clinical development stage, with any future development by AstraZeneca uncertain); and TC-6987 (which is currently being studied in separate Phase 2 trials in asthma and Type 2 diabetes).

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

We do not expect TC-5214 to be commercially available until at least the second half of 2013, if at all. We do not expect any of our other current product candidates to be commercially available for at least the next several years, if at all. If we or any applicable collaborator of ours is unable to make our product candidates commercially available, we will not generate substantial product revenue and we will not be successful.

If the favorable results of the completed Phase 2b clinical trial of TC-5214 as an adjunct therapy for major depressive disorder are not replicated in Phase 3 clinical trials, or if any of the other studies included in the clinical program for TC-5214 indicates that TC-5214 is not sufficiently safe, we and AstraZeneca will not obtain the regulatory approvals required to market and sell TC-5214.

Favorable results in earlier-stage clinical trials of a product candidate, such as our completed Phase 2b clinical trial of TC-5214 as an adjunct therapy for major depressive disorder, may not be replicated in later clinical trials that involve different numbers of subjects, different dosing regimens and durations, different subject populations and other differences in design or execution.

Our completed Phase 2b clinical trial of TC-5214 as an adjunct therapy for major depressive disorder was limited to subjects who did not respond adequately to the antidepressant citalopram. The ongoing Phase 3 development program for TC-5214 includes subjects who do not respond adequately to citalopram or any one of several other antidepressant therapies. It is possible that this difference in subject population, or any other difference in design between one or more of the ongoing Phase 3 clinical trials of TC-5214 and our completed Phase 2b clinical trial, will impact the likelihood that the favorable results achieved in the completed Phase 2b clinical trial will be replicated in Phase 3.

Furthermore, our completed Phase 2b clinical trial was conducted primarily in India and the ongoing Phase 3 development program is being conducted at investigative sites worldwide, including a significant number in the United States and Western Europe. Medical care in India is generally not as advanced as in the United States or Western Europe, and the treatment that subjects receive in a clinical trial in India may in some cases be their only medical treatment. As a result, clinical trial subjects in India may be less likely to discontinue participation from a clinical trial or to report adverse events experienced, either of which may impact the likelihood that the favorable results achieved in the completed Phase 2b clinical trial will be replicated. If the favorable results achieved in our completed Phase 2b clinical trial of TC-5214 are not replicated in future clinical trials, we and AstraZeneca will not obtain the regulatory approvals required to market and sell TC-5214.

In addition, the clinical program for TC-5214 includes a long-term safety study in which patients receive TC-5214 or placebo for up to one year, as well as multiple Phase 1 clinical trials—including a QTc study, which is designed to confirm that various doses of TC-5214 do not disturb the electrical activity of the heart, a renal impairment study, which is designed to evaluate the elimination of TC-5214 in subjects with impaired kidney function, and a drug-drug interaction study designed to assess the safety of TC-5214 when used together with other specified drugs. If the outcome of any of these studies indicates that TC-5214 is not sufficiently safe, we and AstraZeneca will not obtain the regulatory approvals required to market and sell TC-5214. If the outcome of any of these studies indicates that TC-5214 is not safe for certain patients or under certain circumstances, the FDA or applicable foreign regulatory authorities could limit the patient population for which TC-5214 is approved, which could materially and adversely affect its commercial potential.

If the ongoing fixed dose clinical trials included in the Phase 3 development program for TC-5214 do not result in the determination of an effective dose range for TC-5214, or if an effective dose range is determined but does not provide a sufficient safety margin, we and AstraZeneca may not obtain the regulatory approvals required to market and sell TC-5214.

Our completed Phase 2b clinical trial of TC-5214 as an adjunct therapy for major depressive disorder utilized a flexible dose design. “Flexible dose” means that each subject who received TC-5214 initially received a particular dosage (1mg twice per day), which could be increased (to 2mg and 4mg, in each case twice per day) at various times during the trial at the discretion of the applicable investigator based on how the subject tolerated and responded to the then-current dosage. Accordingly, the completed Phase 2b clinical trial was not designed to establish statistically the specific dosage at which TC-5214 had positive effects.

Two of the clinical trials in the Phase 3 development program for TC-5214 also utilize a flexible dose design, but two other trials in the program utilize a fixed dose design. A “fixed dose” design means that subjects in the trial receiving TC-5214 receive a set dosage regimen throughout the dosing period. Prior to initiation of the Phase 3 development program, neither we nor AstraZeneca had ever conducted a fixed dose trial of TC-5214 as an adjunct treatment for major depressive disorder. We and AstraZeneca were guided by data from the completed Phase 2b trial in selecting the dosages of TC-5214 to be evaluated in the fixed dose Phase 3 trials, but we cannot be certain that the optimum dosages were selected.

In addition, in a Phase 1 multiple rising dose clinical trial completed by AstraZeneca in healthy volunteers, the tolerability profile of TC-5214 was less favorable at the highest dose tested as compared to the other doses. If, upon completion of the fixed dose Phase 3 clinical trials, the highest dosage evaluated in the trials (4mg twice per day) is the only effective dosage, the United States Food and Drug Administration, or FDA, or foreign regulatory authorities may not determine there to be a sufficient margin of safety to support approval to market and sell TC-5214.

If, notwithstanding the favorable results of our completed Phase 2b flexible dose clinical trial of TC-5214, the fixed dose clinical trials included in the Phase 3 development program do not result in the determination of an effective dose range for TC-5214 as an adjunct treatment for major depressive disorder, or if an effective dose range is determined but does not provide a safety margin that the FDA or foreign regulatory authorities determine to be sufficient, we and AstraZeneca may not obtain the regulatory approvals required to market and sell TC-5214, even if favorable results are obtained in the flexible dose clinical trials included in the Phase 3 development program.

If we and AstraZeneca are unable to complete the Phase 3 development program for TC-5214 and submit an NDA to the FDA on or before September 30, 2012, or if other statutory conditions are not met, TC-5214 may not receive the five-year exclusivity period provided by applicable law and the ability of us and AstraZeneca to exclude third parties from marketing TC-5214 themselves would be substantially dependent on patents after three years.

The Federal Food, Drug, and Cosmetic Act, or FDCA, provides a five-year period of marketing exclusivity in the United States to the first applicant to obtain approval of a new drug application, or NDA, for a drug that qualifies as a new chemical entity. The FDA may not during this exclusivity period accept for review an abbreviated new drug application, or ANDA, or another NDA for another version of the drug in question where the applicant does not own or have a legal right of reference to all the data required for approval, except that either of these applications may be submitted after four years with a certification that applicable patents are invalid or not infringed (in which case a timely challenge to the certification would trigger a stay of the FDA’s approval of the application for a defined term). The exclusivity period runs concurrently with any patents that cover the new chemical entity, but provides exclusivity independent from and irrespective of the patents. Accordingly, a new chemical entity approved in the United States has assurance of a statutory period of marketing exclusivity in the United States whether or not the patents that cover it are sufficiently strong to withstand challenge.

TC-5214 is one of two enantiomers of a racemate previously approved by the FDA. Enantiomers are mirror images of each other that have the same chemical but potentially different biological properties, and a racemate is a chemical mixture comprised of two corresponding enantiomers. Under Section 505(u) of the FDCA, as added by the FDA Amendments Act of 2007, an NDA applicant may, if certain conditions are met, elect that a single enantiomer of a previously approved racemate not be considered the same active ingredient as the racemate and thereby preserve potential eligibility for the single enantiomer as a new chemical entity. The election may only be made for an NDA submitted on or before September 30, 2012, when the statutory provision that permits the election is scheduled to expire unless re-authorized by the U.S. Congress. It is uncertain whether the statutory provision will be re-authorized. If we and AstraZeneca are unable to complete the Phase 3 development program for TC-5214 in time to submit an NDA for TC-5214 on or before September 30, 2012, whether because of delays that have been experienced in subject enrollment or for any other reason, or if other statutory conditions are not met, and the statutory provision is not reauthorized, TC-5214 will not receive the five-year exclusivity period and will be limited to three years of exclusivity provided by the FDCA for certain applications. In that case, we and AstraZeneca would be substantially reliant on patent protection to provide an extended term of exclusivity in the United States. Like any patent, the patents that we own or license covering TC-5214 and those that may issue in the future are subject to being challenged, invalidated, rendered unenforceable or circumvented, any of which could limit our ability to stop third parties from marketing TC-5214 or related products themselves. If we and AstraZeneca are unable to enforce or defend patents that cover TC-5214 that we own or license and cannot stop third parties from marketing TC-5214 or related products themselves, the commercialization of TC-5214 would be materially and adversely affected and our business would suffer.

The designs, endpoints and outcomes of clinical trials that will be required to obtain regulatory approval of a drug to treat cognitive dysfunction in schizophrenia are uncertain, and we and, if AstraZeneca exercises its license right, AstraZeneca may never receive the regulatory approvals required to market and sell TC-5619 as a treatment for cognitive dysfunction in schizophrenia.

There is currently no product approved in the United States or Europe specifically for the treatment for cognitive dysfunction in schizophrenia. Accordingly, there is not a well-developed development path that, with clinical success, would be reasonably assured of receiving regulatory approval. If the FDA or any foreign regulatory authority determines that the designs or endpoints of any future clinical trials of TC-5619 as a treatment for cognitive dysfunction in schizophrenia that we or, if AstraZeneca exercises its license right, AstraZeneca conducts are not sufficient to support regulatory approval, we and, if AstraZeneca exercises its license, AstraZeneca would not receive the approval required to market and sell TC-5619 as a treatment for cognitive dysfunction in schizophrenia even if the outcomes from the trials are positive.

The positive findings in our completed Phase 2 trial of TC-5619 in cognitive dysfunction in schizophrenia may not be replicated in later clinical trials and, even if replicated, may not be sufficient to obtain required regulatory approvals.

In our completed Phase 2 trial of TC-5619 in cognitive dysfunction in schizophrenia, TC-5619 met the protocol criteria for a positive result on the primary efficacy outcome measure and positive signals were observed on some secondary efficacy outcome measures. However, TC-5619 did not demonstrate positive effects as to all of the trial’s efficacy outcome measures and all evaluation dates and the results varied by geography and by whether patients used tobacco. Moreover, the favorable findings in the trial may not be replicated in any later clinical trials of TC-5619 as a treatment of cognitive dysfunction in schizophrenia that involve a large number of subjects and a long duration of dosing. If the favorable findings in the completed Phase 2 trial are not replicated in later clinical trials of TC-5619, we and, if AstraZeneca exercises its right to license TC-5619, AstraZeneca, will not obtain the regulatory approval required to market and sell TC-5619 as a treatment for cognitive dysfunction in schizophrenia.

If AstraZeneca determines to conduct additional development of AZD3480 as a treatment for ADHD but the favorable results of the completed Phase 2 clinical trial of AZD3480 in adults with ADHD are not replicated in future clinical trials, we and AstraZeneca will not obtain the regulatory approvals required to market and sell AZD3480 as a treatment for ADHD.

Whether AstraZeneca will decide to conduct any additional development of AZD3480 as a treatment for ADHD is uncertain in light of reservations about the adequacy of the therapeutic margin to support development across the broad ADHD patient population. Even if AstraZeneca determines to advance AZD3480 in ADHD, the favorable results in the completed Phase 2 clinical trial of AZD3480 in adults with ADHD may not be replicated in later clinical trials. The completed Phase 2 clinical trial of AZD3480 in adults with ADHD was conducted at a single site with only 24 completed subjects and used a crossover trial design in which subjects received each treatment (5mg AZD3480, 50mg AZD3480 and placebo) and in each case for only two weeks. Because subjects received each treatment, each subject served as his or her own control. It is likely that, if there are future clinical trials of AZD3480 in adults with ADHD, they would be substantially larger, conducted at several sites and over a longer duration and use a parallel group design with placebo as a control such that each subject receives a particular dosing regimen of AZD3480 or placebo, but not both. It is possible that any of these differences or any other difference in trial design will impact the likelihood that the favorable results achieved in the completed Phase 2 clinical trial of AZD3480 in adults with ADHD would not be replicated in future clinical trials. If the favorable results achieved in the completed Phase 2 clinical trial of AZD3480 in adults with ADHD are not replicated, if future clinical trials otherwise do not establish the safety and efficacy of AZD3480 as a treatment for ADHD or if no further clinical trials of AZD3480 in ADHD are conducted, we and AstraZeneca will not obtain the regulatory approvals required to market and sell AZD3480 as a treatment for ADHD.

If AstraZeneca determines to conduct any additional development of AZD3480 as a treatment for ADHD and if the favorable results of the completed Phase 2 clinical trial of AZD3480 in adults with ADHD are not replicated in future clinical trials in children and adolescents, the commercial potential of AZD3480 would be materially and adversely affected.

If AstraZeneca determines to advance AZD3480 in ADHD, the results of the completed Phase 2 clinical trial of AZD3480 in adults with ADHD may not be predictive of results that would be obtained in any future clinical trials of AZD3480 in children or adolescents with ADHD. A drug that has positive effects in adults may not necessarily have positive effects in younger patients. Children with ADHD tend to exhibit more hyperactivity than do adults with ADHD, and it is possible that this or any other difference in the characteristics of the disorder between adults and children would cause the results of the completed Phase 2 clinical trial adults with ADHD to be not predictive of results obtained in future clinical trials in children or adolescents with ADHD, if conducted at all. Even if the favorable results in the completed Phase 2 clinical trial of AZD3480 in adults with ADHD are replicated in any future clinical trials of AZD3480 in adults with ADHD, if the results are not also replicated in any future clinical trials of AZD3480 in children or adolescents with ADHD, the FDA or applicable foreign regulatory authorities could limit the patient population for which AZD3480 is approved to adults. In that event, the commercial potential of AZD3480 would be materially and adversely affected.

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

•

the FDA (or any advisory committee on which the FDA relies) may interpret results of clinical trials or manufacturing or other non-clinical studies or assessments to indicate that the product candidate is not safe, effective or acceptable for commercial use, even if we or a collaborator of ours interprets the same results differently; or

•	the FDA may deem the processes or facilities that we, our collaborators or our third-party manufacturers propose to use in connection with the manufacture of the product candidate to be unacceptable.

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

We and any applicable collaborator of ours may not be able to obtain authority or approval from the FDA, applicable foreign regulatory authorities or the institutional review boards at our intended investigational sites to commence or complete our clinical trials. Before a clinical trial may commence in the United States, we or a collaborator of ours must submit an IND containing preclinical studies, chemistry, manufacturing, control and other information and a study protocol to the FDA. If the FDA does not object within 30 days after submission of the IND, then the trial may commence. If commenced, we or any applicable collaborator of ours, the FDA, applicable foreign regulatory authorities and institutional review boards may delay, suspend or terminate clinical trials of a product candidate at any time if, among other reasons, we or they believe the subjects participating in the clinical trials are being exposed to unacceptable health risks or for other reasons.

If we or any applicable collaborator of ours does not prove in clinical trials that our product candidates are safe and effective, neither we nor the collaborator will obtain marketing approvals from the FDA or applicable foreign regulatory authorities. In particular, one or more of our product candidates may not exhibit the expected medical benefits in humans, may cause harmful side effects or may have other unexpected characteristics that preclude regulatory approval for any or all indications of use or limit commercial use if approved.

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

•	insufficient supply or deficient quality of the product candidates or other materials necessary to conduct the clinical trial;

•	lower than anticipated retention rate of subjects in the clinical trial;

•	negative or inconclusive results from the clinical trial, or results that are inconsistent with earlier results, that necessitate additional study;

•	serious and unexpected drug-related side effects experienced by subjects in the clinical trial; or

•

failure of third-party contractors to us or any applicable collaborator of ours to comply with regulatory requirements or otherwise meet their contractual obligations to us or the collaborator in a timely manner.

Clinical trials require sufficient subject enrollment, which is a function of many factors—including the size of the patient population, the extent to which other clinical trials are being conducted concurrently that involve the same patient population, the number of participating clinical sites, the proximity of subjects to clinical sites, the nature of the trial protocol, the emphasis placed on ensuring a rigorous adherence to the trial protocol, the availability of effective treatments for the relevant disease and the eligibility criteria for the clinical trial. Delays in subject enrollment can result in increased costs and longer development times. The failure to enroll subjects in a clinical trial could delay the completion of the clinical trial beyond our current expectations. For example, in part due to initiatives that we and AstraZeneca implemented to assure that only patients meeting the criteria for initial and continued inclusion in the Phase 3 clinical trials of TC-5214 participate in the trials, we and AstraZeneca have experienced unexpected enrollment delays and enrollment for some of the Phase 3 clinical trials is tracking behind projections. We do not yet know whether the steps we and AstraZeneca have taken to address these enrollment delays will be successful.

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

The FDA or applicable foreign regulatory authorities may require more preclinical or clinical data for any of our product candidates or more time to evaluate that data than we currently anticipate because drugs that act on NNRs are not a well established class of drugs, because nicotine, which interacts with all nicotinic receptors, has addictive properties and potential for abuse, because of experiences with drugs that act on NNRs that are developed or marketed by third parties or for any other reason. In particular, in February 2008, the FDA issued a public health advisory with regard to Pfizer’s aid to smoking cessation product, Chantix. In July 2009, the FDA announced that it would require each of Chantix and Zyban, which is GlaxoSmithKline’s aid to smoking cessation product, to include a boxed warning on its prescribing information. The warning makes more prominent the risk of serious mental health events, including changes in behavior, depressed mood, hostility, agitation and suicide-related events, that have been reported in some patients attempting to quit smoking while taking these drugs. The warning also states that the health benefits of quitting smoking are immediate and substantial and that the risks of the drug should be weighed against the benefits of use. Chantix acts on several NNR subtypes, as well as other molecular targets in the body. All of our product candidates currently in development affect the activity of one or more NNR subtypes.

If the FDA or any foreign regulatory authority determines that any adverse medical experiences associated with Chantix have relevance to one or more of our product candidates or that compounds that interact with NNRs may have potential for abuse, it may require us or any applicable collaborator of ours to generate more clinical data than we currently anticipate to establish that the affected product candidate is safe or does not have abuse potential, which could increase the cost of the development program for the affected product candidate, extend the development timeline for the affected product candidate or delay our receipt of revenue from potential product sales of the affected product candidate.

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

Even if we or a collaborator of ours receives regulatory approval to market a particular product candidate, the approval could be conditioned on us or the collaborator conducting additional costly post-approval studies or could limit the indicated uses included in our labeling. Moreover, the product may later cause adverse medical experiences that limit or prevent its widespread use or commercial potential, force us or any applicable collaborator of ours to withdraw it from the market or impede or delay the ability of us or the collaborator to obtain regulatory approvals in additional countries. If any of our product candidates that becomes an approved product causes adverse medical experiences or becomes associated with any third-party product that is associated with adverse medical experiences such as those described above under “Regulatory authorities may require more data for any of our product candidates than we currently anticipate, which could cause us to incur additional costs, extend our development timelines or delay our receipt of any revenue from potential product sales.” for Chantix, the overall commercial success of the affected product may be negatively impacted.

In addition, if any of our product candidates becomes an approved product, the manufacturer of the product and its facilities will continue to be subject to FDA review and periodic inspections to ensure adherence to applicable regulations. After receiving marketing approval, the manufacturing, labeling, packaging, adverse event reporting, storage, advertising, promotion and recordkeeping related to the product will remain subject to extensive regulatory requirements. We or any applicable collaborator of ours may be slow to adapt, or may never adapt, to changes in existing regulatory requirements or adoption of new regulatory requirements.

The Commissioner of the FDA, who was appointed during 2009, has indicated that more enforcement actions in all areas regulated by the FDA should be expected. Although we have not received any notice that we are the subject of any such enforcement action it is possible that we may be in the future and that could have a material adverse effect on our business. If we or any applicable collaborator of ours fails to comply with the requirements of the FDA and other applicable U.S. or foreign governmental or regulatory authorities or previously unknown problems with our products or product candidates, manufacturers or manufacturing processes are discovered, we or the collaborator could be subject to administrative or judicially imposed sanctions, including:

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

Because we have multiple compounds and are considering a variety of target indications, we may apply our finite resources to pursue a particular product candidate or indication and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.

Because we have finite financial and managerial resources, we must focus on research programs and product candidates for the specific indications that we believe are the most promising. As a result, we may forego or delay pursuit of opportunities with other product candidates or other indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Furthermore, if we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been advantageous for us to retain sole development and commercialization rights.

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

If we are unable to develop suitable product candidates through internal research programs, we will not be able to overcome attrition inherent in drug development and generate revenue in future periods, which could result in significant harm to our financial position and materially and adversely impact our stock price. Any additional product candidates that we are able to develop through our internal research programs will require the commitment of substantial time and financial resources for further preclinical research and clinical development.

Risks Related to Our Dependence on Third Parties

The successful development and commercialization of TC-5214 depends substantially on our December 2009 collaboration with AstraZeneca.

We entered into our collaboration with AstraZeneca for TC-5214 in December 2009. We cannot predict the ultimate success of the collaboration. The collaboration involves a complex allocation of rights and responsibilities, provides for milestone payments to us if specified development, regulatory and first commercial sale milestone events are achieved and provides us with royalty-based revenue if TC-5214 is successfully commercialized. We and AstraZeneca have agreed on an initial development program for TC-5214 for major depressive disorder, but AstraZeneca has the authority to make changes to the initial program and also has decision-making authority for many other matters in our collaboration. In addition, AstraZeneca has the right to assume control of patent matters with respect to TC-5214 and has exercised its right with respect to the prosecution of some of the applicable patents.

AstraZeneca is responsible for the conduct of substantially all development of TC-5214, except for non-clinical studies that were ongoing at the time of our agreement, and has control or significant influence over the conduct and timing of development efforts with respect to TC-5214. AstraZeneca has engaged a global contract research organization to manage the initial development program of TC-5214. We have little control over the amount and timing of resources that AstraZeneca or the contract research organization with which it has contracted devotes to the development of TC-5214. If AstraZeneca (or its contract research organization) fails to devote sufficient financial and other resources, the development and potential commercialization of TC-5214 would be delayed. This would result in a delay in milestone payments and, if regulatory approval to market and sell TC-5214 is obtained, royalties that we could receive on any future TC-5214 product sales.

AstraZeneca has the right to terminate our TC-5214 agreement in its entirety:

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

•	for an uncured material breach of the agreement by us.

In addition, AstraZeneca can terminate our agreement on a major pharmaceutical market by major pharmaceutical market basis at any time beginning four years after effectiveness of our agreement, except that, if AstraZeneca terminates our agreement with respect to the United States, our agreement will terminate in its entirety.

If AstraZeneca terminates our TC-5214 agreement at any time, for any reason, it would negatively impact our development of TC-5214 and materially harm our business and could accelerate our need for additional capital. In particular, we would have to fund any further clinical development and commercialization of TC-5214 on our own, seek another collaborator or licensee for clinical development and commercialization or abandon the development and commercialization of TC-5214.

If TC-5214 exhibits a similar overall therapeutic profile to AstraZeneca’s product Seroquel XR, AstraZeneca may de-emphasize the development or commercialization of TC-5214, which would materially and adversely affect the revenue that we derive based on TC-5214.

AstraZeneca’s product Seroquel XR is approved by the FDA for use, among other things, as an adjunct to antidepressant therapy for major depressive disorder. TC-5214 is in development as an adjunct to antidepressant therapy and as a “switch” monotherapy for major depressive disorder. Until the Phase 3 development program for TC-5214 is completed and regulatory approval is obtained, the overall therapeutic profile of TC-5214 and any patient population for which TC-5214 may be considered safe and effective are uncertain. AstraZeneca has control or significant influence over the conduct of future development and regulatory approval activities for TC-5214. If one or more Phase 3 clinical trials of TC-5214 indicate that its overall therapeutic profile may be similar to the overall therapeutic profile of Seroquel XR, AstraZeneca may de-emphasize or otherwise fail to devote sufficient financial and other resources to the development of TC-5214. In that event, the development and potential commercialization of TC-5214 would be delayed. This would result in a delay of milestone payments and, if regulatory approval to market and sell TC-5214 is obtained, royalties on product sales that we could receive and could result in us not receiving milestone payments or royalties at all. Even if TC-5214 is successfully developed and regulatory approvals are obtained, if AstraZeneca de-emphasizes or otherwise fails to devote sufficient financial and other resources to the commercialization of TC-5214 for any reason, the amount of royalties that we could receive on any future TC-5214 product sales would be materially and adversely affected.

If AstraZeneca exercises its right to license TC-5619 but fails to devote sufficient financial and other resources to its development, our ability to derive revenue based on TC-5619 would be materially and adversely affected.

If AstraZeneca exercises its right to license TC-5619, AstraZeneca would become generally responsible for conducting and funding substantially all future development and regulatory approval activities for TC-5619 and have significant control over the conduct and timing of development efforts with respect to TC-5619, including whether to conduct Phase 2 development of TC-5619 as a treatment for Alzheimer’s disease either alone or in addition to further development in either or both of cognitive dysfunction in schizophrenia and ADHD. If AstraZeneca were to fail to devote sufficient financial and other resources to the development of TC-5619, whether in favor of an internal product candidate or for any other reason, the development and potential commercialization of TC-5619 would be delayed. This would result in a delay in milestone payments and, if regulatory approval to market and sell TC-5619 is obtained, royalties that we could receive on any future TC-5619 product sales.

The successful development and commercialization of AZD3480 and AZD1446 depends substantially on our December 2005 collaboration with AstraZeneca, and AstraZeneca may decide not to conduct any further development of either or both of AZD3480 and AZD1446.

Our collaboration with AstraZeneca focused on cognitive disorders involves a complex allocation of rights, provides for milestone payments to us based on the achievement of specified development, regulatory and first commercial sale milestone events and provides us with royalty-based revenue if AZD3480, AZD1446 or another product candidate subject to the collaboration is successfully commercialized. AstraZeneca has decision-making authority for most matters in our collaboration, including, provided it meets its diligence obligations under the agreement, whether to proceed with further development and potential commercialization of any particular product candidate in the collaboration and, if so, for what indication(s). In particular, as long as AstraZeneca meets its diligence obligations under the agreement, AstraZeneca has decision-making authority with regard to whether to proceed with further development of either or both of AZD3480 in ADHD and AZD1446 in Alzheimer’s disease, although we are exploring the practicability of conducting an additional clinical trial of AZD3480 in Alzheimer’s disease and have agreed with AstraZeneca on respective roles and financial and non-financial responsibilities if we proceed to conduct such a study.

We are in discussions with AstraZeneca regarding potential additional development of AZD3480 as a treatment for ADHD. Whether AstraZeneca will decide to conduct additional development of AZD3480 in ADHD is uncertain in light of reservations about the adequacy of the therapeutic margin to support development across the broad ADHD patient population. In addition, AstraZeneca is currently considering whether to conduct further clinical development of AZD1446 as a treatment for Alzheimer’s disease. If at any time AstraZeneca decides not to conduct further development of one or both of AZD3480 or AZD1446 and its determination does not result in a failure to meet its diligence obligations under the agreement, we would not be permitted to conduct development of the affected product candidate(s) independently or with another collaborator and would not benefit from any commercial potential of the affected product candidate(s). An exception to this restriction is that we are entitled to conduct an additional clinical trial of AZD3480 in Alzheimer’s disease. Even if we proceed to conduct an additional clinical trial of AZD3480 in Alzheimer’s disease, whatever the outcome, AstraZeneca may decide not to conduct any further development of AZD3480 beyond our study, in which case we would likewise not benefit from any commercial potential of AZD3480.

If AstraZeneca decides to conduct further development of either or both of AZD3480 in ADHD and AZD1446 in Alzheimer’s disease, AstraZeneca would have significant control and we would have little control over the conduct and timing of development efforts. If AstraZeneca fails to devote sufficient financial and other resources to the development of either or both of AZD3480 and AZD1446, the development and potential commercialization of the affected product candidate(s) would be delayed. This would result in a delay in milestone payments and, if regulatory approval to market and sell AZD3480 or AZD1446 is obtained, royalties that we could receive on any future AZD3480 or AZD1446 product sales.

AstraZeneca has the right to terminate our cognitive disorders agreement in its entirety upon 90 days notice. If AstraZeneca terminates our agreement at any time, for any reason, it may negatively impact the development of AZD3480 and AZD1446. In particular, we would have to fund any further clinical development and commercialization of AZD3480 and AZD1446 on our own, seek another collaborator or licensee for clinical development and commercialization or abandon the development and commercialization of AZD3480 and AZD1446.

We will depend on alliances and collaborations with third parties for the development and commercialization of some of our product candidates. If our alliances and collaborations are not successful, we may not be able to capitalize on the market potential of these product candidates.

In addition to our collaborations with AstraZeneca, we intend to selectively enter into alliances and collaborations for target indications for which our potential collaborator has particular expertise or that represent large primary care markets that must be served by large sales and marketing organizations. Our ability to generate revenue from our alliances and collaborations will depend on our collaborators’ abilities to establish the safety and efficacy of our product candidates, to obtain regulatory approvals and to achieve market acceptance. Strategic alliances and collaborations involving our product candidates, including our collaborations with AstraZeneca, pose many risks to us, including:

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

•

disputes may arise between us and collaborators that result in the delay or termination of the research, development or commercialization of our product candidates, that result in costly litigation or arbitration that diverts management attention and resources or that, if resolved unfavorably to us, result in adverse financial consequences for us under the terms of the applicable agreements; and

•

alliances and collaborations may be terminated and, if terminated, may result in a need for a reallocation of internal funds or additional capital to pursue further development of the applicable product candidates. For example, in late February 2011, we received from GlaxoSmithKline notice of termination of our alliance agreement.

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

Our ability to establish additional alliances and collaborations may be limited by the terms of our agreements with AstraZeneca. If we do not establish additional alliances and collaborations, we may have to alter our development plans.

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

Under the terms of our cognitive disorders agreement with AstraZeneca, we have the right to offer to AstraZeneca the right to license any compound that meets pre-defined criteria for any NNR other than the a4ß2 NNR that we may in the future seek to exploit for any condition characterized by cognitive impairment for which AstraZeneca has development and commercialization rights under our agreement. We made such an offer with respect to TC-5619, which following a process under our agreement led to AstraZeneca’s right to license TC-5619. However, if we do not offer a compound that meets pre-defined criteria for any NNR other than the a4ß2 NNR to AstraZeneca, we are generally not permitted to develop or commercialize the compound for any of these indications. Similarly, under the terms of our TC-5214 agreement with AstraZeneca, for three years from the date the collaboration agreement became effective, we are not permitted to conduct a Phase 2 or later clinical trial, or to commercialize, a compound as an adjunct therapy for major depressive disorder. As a result, our ability to seek additional alliances and collaborations for the target indications for our two collaborations with AstraZeneca is substantially limited. In addition, AstraZeneca may under certain circumstances have a right of first negotiation under our cognitive disorders agreement with AstraZeneca for the development and commercialization of compounds that act by binding to NNRs for depression, anxiety and bipolar disorder.

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

Under the terms of our TC-5214 agreement with AstraZeneca, AstraZeneca is responsible for the manufacture and supply of TC-5214 and has assumed our rights and obligations under our applicable agreements with third parties, including a supply agreement with Poli Industria Chimica, S.P.A., or Poli, and Interchem Corporation, or Interchem, for the pharmaceutical development and supply of the active ingredient form of TC-5214. The agreement with Poli and Interchem assumed by AstraZeneca provides for it to purchase its requirements for the active ingredient form of TC-5214 exclusively from Poli through Interchem during the term of the agreement, subject to specified conditions. Because of the exclusive supply relationship, if Poli breaches or fails to perform as agreed under the agreement, or if the agreement terminates for any reason, there may be a delay or interruption in manufacturing of TC-5214 that leads to a shortage of supply. If AstraZeneca were to have the right to change the manufacturer for the active ingredient form of TC-5214 and were to make the change for any reason, in addition to the risks associated with changing a contract manufacturer described below under “If the performance of our contract manufacturers or any present or future collaborator of ours with manufacturing responsibility for a particular product candidate is substandard, our clinical trials and product introductions may be delayed or there may be a shortage of commercial supply.,” it would be dependent on Poli to effect or facilitate a successful transfer of the manufacturing technology for TC-5214 to AstraZeneca or a replacement contract manufacturer. Such a technology transfer would require review and approval by the FDA or foreign regulatory authorities and would also likely require an inspection of the new manufacturer to assess compliance with current good manufacturing practices, or cGMP, mandated by the FDA or foreign regulatory authorities, both of which would be time-consuming and increase the likelihood of a delay or interruption in manufacture or a shortage of supply of TC-5214. Any delay or interruption in manufacture or shortage of supply of TC-5214 could delay or prevent the initiation or completion of clinical trials of TC-5214, the submission of applications for regulatory approvals of TC-5214 or the receipt of regulatory approvals for TC-5214, materially and adversely affect the commercialization of TC-5214 or result in higher costs or lost product revenue.

If third parties on which we rely for clinical trials do not perform as contractually required or as we expect, we may not be able to obtain regulatory approval for or commercialize our product candidates.

We do not have the ability to independently conduct the clinical trials required to obtain regulatory approval for our product candidates. We and applicable collaborators for our product candidates depend on independent clinical investigators and, in some cases such as the Phase 3 clinical program for TC-5214, contract research organizations and other third-party service providers to conduct the clinical trials of our product candidates and expect to continue to do so. We rely heavily on these parties for successful execution of our clinical trials, but we do not control many aspects of their activities. Nonetheless, we are responsible for confirming that each of our clinical trials is conducted in accordance with its general investigational plan and protocol. Moreover, the FDA and foreign regulatory authorities require us to comply with regulations and guidelines, commonly referred to as good clinical practice, or GCP, for conducting and recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the trial participants are adequately protected. Our reliance on third parties that we do not control does not relieve us of these responsibilities and requirements.

Third parties may not complete activities on schedule or may not conduct our clinical trials in accordance with regulatory requirements or the respective trial plans and protocols. These risks may be heightened for clinical trials that we conduct outside of North America and Western Europe. In particular, we have conducted trials of multiple product candidates at sites in India and we and AstraZeneca are conducting the Phase 3 clinical program for TC-5214 at sites in five continents around the world. Language barriers and the limited experience of some clinical investigators in India or other countries in conducting clinical trials in accordance with standards set forth by the FDA and applicable regulatory authorities may increase the risk of non-compliance. The failure of third parties to carry out their obligations could impair the credibility or reliability of the data generated in clinical trials of our product candidates, require a trial to be repeated and increase the overall cost of a development program, delay or prevent the development, approval and commercialization of our product candidates or result in enforcement action against us.

If the performance of our contract manufacturers or any present or future collaborator of ours with manufacturing responsibility for a particular product candidate is substandard, our clinical trials and product introductions may be delayed or there may be a shortage of commercial supply.

Our product candidates require precise, high quality manufacturing. We have limited internal manufacturing capability. We have historically manufactured our product candidates only in small quantities for early-stage preclinical testing and have contracted with third parties to manufacture, in collaboration with us, our product candidates for clinical trials. If any of our product candidates is approved by the FDA or by foreign regulatory authorities for marketing and sale, it will need to be manufactured in substantially larger, commercial quantities. Our experience in the manufacture of drugs in commercial quantities is limited to our contractual arrangements with third parties to manufacture our now discontinued product Inversine and its active ingredient.

AstraZeneca has all manufacturing responsibility for TC-5214 under our TC-5214 agreement and substantial manufacturing responsibility for AZD3480, AZD1446 and, if it licenses TC-5619, TC-5619 under our cognitive disorders agreement. For each of our other product candidates, we typically rely on single third-party contract manufacturers for manufacturing in drug substance form and single third-party contract manufacturers for manufacturing in a formulation for use in clinical trials. We intend to continue to rely on third-party manufacturers (or, where applicable, AstraZeneca or other current or potential future collaborators) to supply, store and distribute our product candidates for our clinical trials and to manufacture commercial supplies of any product candidate that is approved for sale. Our reliance on third-party manufacturers or collaborators will expose us to risks that could delay or prevent the initiation or completion of our clinical trials, the submission of applications for regulatory approvals, the receipt of regulatory approvals or the commercialization of our products or result in higher costs or lost product revenue. In particular, any contract manufacturer or applicable collaborator of ours could:

•

encounter difficulties in achieving volume production, laboratory testing, quality control or quality assurance or suffer shortages of qualified personnel, any of which could result in its inability to manufacture sufficient quantities to meet clinical timelines for a particular product candidate, obtain approval to market and sell the product candidate or to commercialize the product candidate; or

•

fail to establish and follow cGMP or fail to document its adherence to cGMP, either of which could lead to significant delays in the availability of material for clinical study and delay or prevent filing or approval of marketing applications for our product candidates.

In addition, any contract manufacturer could:

•	terminate or not renew its manufacturing agreement with us or with any applicable collaborator of ours, based on its own business priorities, at a time that is costly or inconvenient; or

•	breach, or fail to perform as agreed under, the applicable manufacturing agreement.

We expect to rely initially on a single contract manufacturer for any product candidate that we successfully bring to market. Changing any manufacturer that we or any applicable collaborator of ours engages for a particular product or product candidate may be difficult, as the number of potential manufacturers is limited and we or the collaborator will have to compete with third parties for access to those manufacturing facilities. cGMP manufacturing processes and procedures typically must be reviewed and approved by the FDA or foreign regulatory authorities and changing manufacturers may require re-validation of any new facility for cGMP compliance, which would likely be costly and time-consuming. We or any applicable collaborator of ours may not be able to engage replacement manufacturers on acceptable terms quickly or at all. In addition, contract manufacturers located in foreign countries may be subject to import limitations or bans. As a result, if any contract manufacturer or applicable collaborator of ours is unable, for whatever reason, to supply the contracted amounts of any product that is successfully brought to market, a shortage would result which would have a negative impact on our revenue.

Drug manufacturers are subject to ongoing periodic unannounced inspection by the FDA, the U.S. Drug Enforcement Agency and corresponding state and foreign agencies to ensure strict compliance with cGMP, other government regulations and corresponding foreign standards. While we or any applicable collaborator of ours is obligated to audit the performance of third-party contractors, we do not have control over third-party manufacturers’ compliance with these regulations and standards. Failure by us, any applicable collaborator of ours or any third-party manufacturers to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, failure of the government to grant pre-market approval of drugs, delays, suspension or withdrawal of approvals, seizures or recalls of product, operating restrictions and criminal prosecutions.

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

The patent positions of companies like ours are generally uncertain and involve complex legal and factual questions. Our ability to maintain and solidify our proprietary position for our product candidates and technology will depend on the success that we or any applicable collaborator of ours has in obtaining effective patent claims and enforcing claims that are granted. We do not know whether any of our patent applications or those patent applications that we license will result in the issuance of any patents. Our issued patents and those that may issue in the future, or those licensed to us, may be challenged, invalidated, rendered unenforceable or circumvented, any of which could limit our ability to stop competitors from marketing related products. Moreover, the U.S. Supreme Court’s 2007 decision in KSR International Co. vs. Teleflex, Inc. may in some cases make it more difficult to obtain a patent, or to withstand a validity challenge to any issued patent, for pharmaceutical products that have a relationship to other pharmaceutical products, such as single enantiomers of a previously approved racemate like TC-5214, combination products or specific salt forms. In addition, the rights granted under any issued patents may not provide us with competitive advantages against competitors with similar compounds or technologies. Furthermore, our competitors may independently develop similar technologies in a manner that does not infringe our patents or other intellectual property. If we are unable to obtain, enforce or defend the patents with respect to our product candidates, our ability to commercialize our product candidates would be materially and adversely affected and our business would suffer.

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

We are a party to various license agreements. In particular, we license patent rights covering the pharmaceutical composition and methods of use of TC-5214 from University of South Florida Research Foundation and Yale University and have sublicensed these patent rights to AstraZeneca and we license patent rights from Cornerstone Therapeutics Inc. that cover the use of modulators of the a7 NNR to treat inflammatory disorders. We may enter into additional licenses in the future. Our existing licenses impose, and we expect future licenses will impose, various diligence, milestone payment, royalty, insurance and other obligations on us. If we fail to comply with these obligations, whether as a result of actions or inactions by AstraZeneca (with respect to TC-5214) or any other present or future collaborator of ours to which we out-license patents rights that we have in-licensed from a third party or for any other reason, the licensor may have the right to terminate the license, in which event we may not be able to market any product that is covered by the licensed patents. In addition, the failure to comply with our obligations under our license agreement with University of South Florida Research Foundation or our license agreement with Yale University could constitute a breach of our obligations under our TC-5214 agreement with AstraZeneca. A material breach by us of our TC-5214 agreement with AstraZeneca would give rise to various remedies for AstraZeneca that could have a material adverse effect on our business.

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

We have licensed patent rights in the United States covering the pharmaceutical composition and methods of use of TC-5214, one of the enantiomers of mecamylamine hydrochloride. We have licensed method of use patent rights for, but do not have patent rights covering the composition of, mecamylamine hydrochloride. As a result, we may be limited in our ability to prevent others from exploiting mecamylamine, which could have a negative impact on the commercial potential of TC-5214. We believe there are at least two companies that are currently developing mecamylamine—AGI Therapeutics Ltd., which we believe is developing mecamylamine for chemotherapy-induced diarrhea, and Cary Pharmaceuticals Inc., which we believe is developing mecamylamine in a fixed dose combination with bupropion as a smoking cessation aid. In addition, mecamylamine is the active ingredient in our approved product Inversine, which we are no longer commercializing. A third party could in the future pursue marketing approval of mecamylamine for the forms of hypertension for which Inversine is approved using the abbreviated new drug application process. If any third party were to receive marketing approval for mecamylamine for any indication, physicians could prescribe it for other indications that are not described in the product’s labeling or approved by the FDA or foreign regulatory authorities. In particular, physicians could potentially prescribe mecamylamine as a treatment for major depressive disorder. In that event, if TC-5214 is in the future approved for marketing and sale by the FDA or foreign regulatory authorities, our revenue from sales of TC-5214 would likely be materially and adversely affected.

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

We currently have limited sales, marketing and distribution experience and no internal sales or distribution capabilities. Although we intend to focus any future internal sales and marketing resources in areas where specialists heavily influence our target markets, such as neurology and psychiatry, we also intend to seek to further augment our sales, marketing and distribution capabilities through arrangements with third parties such as our collaborations with AstraZeneca. In particular, our strategy includes selectively entering into strategic alliances and collaborations with respect to product candidates for indications with sales and distribution characteristics requiring a large sales force. There are risks involved with establishing our own sales force and marketing and distribution capabilities, as well as in entering into arrangements with third parties to perform these services. Developing our own sales force would be expensive and time-consuming and could delay any product launch. We may not be successful in entering into arrangements with third parties on terms that are favorable to us or at all. Also, we have little control over AstraZeneca and would have little control over such other third parties, any of which may fail to devote the necessary resources and attention to sell, market or distribute our products effectively. If we do not establish sales and distribution capabilities successfully, either on our own or in collaboration with third parties, we may not successfully commercialize our products.

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

We believe that the efforts of governments and third-party payors to contain or reduce the cost of healthcare will continue to affect the business and financial condition of pharmaceutical and biopharmaceutical companies. In particular, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or the Healthcare Reform Act, was enacted in 2010. This law substantially changes the way health care is financed by both governmental and private insurers. The Healthcare Reform Act contains a number of provisions that are expected to impact our business and operations, some of which in ways we cannot currently predict, including those governing enrollment in federal healthcare programs, reimbursement changes and fraud and abuse, which will impact existing government healthcare programs and will result in the development of new programs.

Additional provisions of the Healthcare Reform Act, may negatively affect our potential revenues in the future. For example, the Healthcare Reform Act imposes a non-deductible excise tax on pharmaceutical manufacturers or importers that sell branded prescription drugs to U.S. government programs, which we believe will increase the cost of any of our product candidates that receives regulatory approval. In addition, as part of the Healthcare Reform Act’s provisions closing a funding gap that currently exists in the Medicare Part D prescription drug program (commonly known as the “donut hole”), we will also be required to provide a 50% discount on branded prescription drugs sold to beneficiaries who fall within the donut hole.

Beyond the Healthcare Reform Act, there have been a number of legislative and regulatory proposals to change the healthcare system in the United States and other major healthcare markets proposed and adopted in recent years and there will likely continue to be proposals by legislators at both the federal and state levels, regulators and third-party payors to keep pharmaceutical costs down while expanding individual healthcare benefits. Certain of these changes could impose additional limitations on the price that we or our applicable collaborator will be able to charge for any of our product candidates that receives regulatory approval or on the amount of reimbursement available for such approved product from governmental agencies or third-party payors. For example, The American Recovery and Reinvestment Act of 2009, which became effective in February 2009, provides funding for the federal government to compare the effectiveness of different treatments for the same illness. While the specific effects that the Healthcare Reform Act, implementing regulations, the American Recovery and Reinvestment Act of 2009 or any future healthcare reform legislation or policies will have on our business is not yet known, reductions in third-party reimbursement for any of our product candidates that is successfully developed or a decision by a third-party payor to not cover any of our product candidates that is successfully developed could reduce prescriptions by physicians of the product candidate and have a material adverse effect on our potential revenue from sales of the product candidate.

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

We also face substantial competition from therapies designed to target NNRs. Pfizer’s product Chantix, which is known outside of the United States as Champix, acts on several NNR subtypes as well as other molecular targets in the body. Chantix is approved as an aid for smoking cessation. In addition, we believe that several prominent pharmaceutical companies have product candidates that target NNRs in development, including as examples Roche, with a compound in Phase 2 development for Alzheimer’s disease, and Abbott Laboratories, with one compound in Phase 2 development for ADHD and a second compound in Phase 1 development for cognitive disorders. Other companies that we believe have active NNR-based programs include AstraZeneca, Eli Lilly, Sanofi-Aventis, Bristol-Myers Squibb, GlaxoSmithKline, Johnson & Johnson, Novartis, NeuroSearch A/S, Solvay, Servier, CoMentis, EnVivo Pharmaceuticals, Xytis, Galantos Pharma, Proximagen, Psychogenics, AGI Therapeutics, Suven, Asmacure and Neuroderm. We expect that we will face increased competition in the future if therapies that target NNRs are further validated and if companies initiate or expand programs focused on NNRs or otherwise enter the CNS market, whether independently or by alliance, collaboration or acquisition.

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

If approved, our product candidates will compete for a share of the existing market with numerous approved products. We believe that the primary competitive products for use in indications that we are currently targeting with our most advanced product candidates include:

•	as an adjunct treatment for major depressive disorder, the atypical antipsychotics Seroquel XR from AstraZeneca and Abilify from Bristol-Myers Squibb/Otsuka;

•

otherwise for major depressive disorder, SSRIs such as Prozac from Eli Lilly, Paxil from GlaxoSmithKline, Zoloft from Pfizer, Celexa and Lexapro from Forest Laboratories, dual uptake inhibitors such as Effexor from Wyeth and Cymbalta from Eli Lilly, and the SSRI and 5HT1A receptor partial agonist Viibryd from Clinical Data (under agreement to be acquired by Forest Laboratories);

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

•

for asthma, long-acting beta agonist/inhaled corticosteroid combinations such as Advair from GlaxoSmithKline, Symbicort from AstraZeneca and Dulera from Merck, leukotriene inhibitors such as Singulair from Merck, Accolate from AstraZeneca and Zyflo from Cornerstone Therapeutics, antibodies such as Xolair from Novartis, long-acting beta agonists such as salmeterol and formoterol and short-acting beta agonists such as albutertol and levalbuterol; and

•

for Type 2 diabetes, glucagon-like peptide-1 analogues such as Byetta from Eli Lilly and Amylin, dipeptidyl peptidase IV inhibitors such as Januvia from Merck and Onglyza from Bristol-Myers Squibb and AstraZeneca, insulin such as Lantus from Sanofi-Aventis, sulfonylureas such as Glucotrol from Pfizer, and biguanides (metformin) such as Glucophage from Bristol-Myers Squibb.

There is currently no approved product for cognitive dysfunction in schizophrenia. There are however multiple third-party product candidates currently in clinical development for cognitive dysfunction in schizophrenia, including at least one modulator of the a7 NNR.

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

If any promotional activities that we undertake fail to comply with the regulations and guidelines of the FDA and applicable foreign regulatory authorities, we may be subject to warnings or enforcement actions that could harm our business.

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

Our performance depends substantially on the performance of our senior management and key scientific, technical and managerial personnel, including our Chief Executive Officer and President, J. Donald deBethizy, and our Senior Vice President, Clinical Development and Regulatory Affairs and Chief Medical Officer, Geoffrey C. Dunbar. Our executive officers, including these individuals, can terminate their employment with us at any time. The loss of the services of any of our executive officers may significantly delay or prevent the achievement of product research and development and other business objectives. We also rely on consultants and advisors from time to time to assist us in formulating our research and development strategy. All of our consultants and advisors are either self-employed or employed by other organizations, and they may have other commitments, including consulting or advisory contracts with other organizations, that may affect their ability to contribute to us.

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

We may encounter difficulties in managing our growth, which could have a material adverse effect on our business.

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

Our operating results are likely to fluctuate significantly from quarter to quarter and year to year. These fluctuations could cause our stock price to decline. Some of the factors that could cause our operating results to fluctuate include:

•	whether and to what extent milestone events are achieved for TC-5214 under our TC-5214 agreement with AstraZeneca;

•	the outcomes from Phase 3 clinical development of TC-5214;

•	whether AstraZeneca exercises its right to license TC-5619;

•

whether and to what extent AstraZeneca determines to continue clinical development of one or both of AZD3480 or AZD1446 and, if so, milestone events are achieved under our cognitive disorders agreement with AstraZeneca;

•	whether we proceed with an additional clinical trial of AZD3480 in Alzheimer’s disease;

•	the scope, progress, duration, results and cost of clinical trials, as well as non-clinical studies and assessments, of our other product candidates and programs;

•

our inability, or the inability of AstraZeneca or any potential future collaborator, to successfully complete clinical trials or non-clinical studies and assessments in a timely manner or at all, resulting in a delay in receiving, or a failure to receive, the required regulatory approvals to commercialize our product candidates;

•

the extent to which we retain development and commercialization rights or responsibilities for our product candidates that are not subject to either of our collaborations with AstraZeneca and incur associated development and manufacturing costs and costs to establish sales and marketing functions;

•	our ability to establish strategic alliances, collaborations and licensing or other arrangements on terms favorable to us;

•	whether we pursue and complete any in-licensing, merger and acquisition and other business combination or corporate partnering opportunities and, if so, the terms of any transaction;

•	the cost, timing and outcomes of regulatory approvals or other regulatory actions;

•	the number and characteristics of product candidates that we pursue;

•	general and industry-specific economic conditions that may affect the research and development expenditures of AstraZeneca or any of our potential future collaborators;

•	the expiration or termination of agreements with AstraZeneca or any potential future collaborator, or the execution of new agreements; and

•	general conditions in the pharmaceutical, biopharmaceutical or biotechnology industries or in the U.S. or global credit or financial markets.

Due to fluctuations in our operating results, a period-to-period comparison of our results of operations may not be a good indication of our future performance. For any particular quarter or quarters, our operating results could be below the expectations of securities analysts or investors and our stock price could decline.

If our stockholders sell a substantial number of shares of our common stock in the public market, our stock price may decline.

Our current trading volumes are modest, and sales of a substantial number of shares of our common stock in the public market could cause the market price to decline. Such sales also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. If there are more shares of our common stock offered for sale than buyers are willing to purchase, the market price of our common stock may decline to a market price at which buyers are willing to purchase the offered shares and sellers remain willing to sell the shares. The number of shares of our common stock owned by our stockholders and available for sale in the public market is limited only to the extent provided under applicable federal securities laws. In addition, we may, in the future, issue additional shares of our common stock as compensation to our employees, directors or consultants, in connection with strategic alliances, collaborations, acquisitions or other transactions or to raise capital. Accordingly, sales of a substantial number of shares of our common stock in the public market could occur at any time.

Concentration of ownership among our existing executive officers, directors and principal stockholders may prevent new investors from influencing significant corporate decisions.

Our executive officers, directors and 10% or greater stockholders beneficially own or control approximately 42% of the outstanding shares of our common stock, based on the shares outstanding as of February 28, 2011. Accordingly, our executive officers and directors and these principal stockholders have substantial control over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions, as well as our management and affairs. The concentration of ownership may also delay or prevent a change of control of us at a premium price if these stockholders oppose it, even if it would benefit our other stockholders.

Provisions of our collaboration agreements with AstraZeneca and provisions of our charter, bylaws and Delaware law may discourage or make an acquisition of us or a change in our management more difficult.

Under each of our TC-5214 agreement with AstraZeneca and our cognitive disorders agreement with AstraZeneca, AstraZeneca may elect to terminate certain aspects of the agreement if there were to be a change of control of us, as defined in the applicable agreement. In particular, AstraZeneca may elect to terminate our co-promotion rights under each agreement. These rights of AstraZeneca could discourage, delay or prevent a merger, acquisition or other change of control of us involving a third party that stockholders may consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares. These rights also could limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock. Stockholders who wish to participate in these transactions may not have the opportunity to do so.

Provisions of our certificate of incorporation and bylaws could have a similar deterrent effect and could also prevent or frustrate attempts by our stockholders to replace or remove our management. These provisions:

•	allow the authorized number of directors to be changed only by resolution of our board of directors;

•	establish a classified board of directors, providing that not all members of the board be elected at one time;

•

authorize our board of directors to issue without stockholder approval blank check preferred stock that, if issued, could operate as a “poison pill” to dilute the stock ownership of a potential hostile acquirer or otherwise to prevent an acquisition that is not approved by our board of directors;

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

We lease approximately 79,000 square feet of laboratory and office space located in the Piedmont Triad Research Park in Winston-Salem, North Carolina. The term of our lease expires July 31, 2012, and we have a renewal option for an additional five-year term at a rental rate to be mutually determined between us and the landlord. The current monthly payment under our lease is approximately $208,000. We believe our laboratory and office space is suitable for its intended purpose.

Item 3.	Legal Proceedings.

We are not currently a party to any material pending legal proceedings or aware of any contemplated proceeding against us by any governmental authority.

Item 4.	(Removed and Reserved).

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock currently trades on the NASDAQ Global Select Market under the symbol “TRGT.” The following table sets forth, for the periods indicated, the high and low sales prices for our common stock:

		Common Stock
		High	Low
2009:
	First Quarter	$3.94	$2.00
	Second Quarter	$4.17	$2.26
	Third Quarter	$21.84	$2.00
	Fourth Quarter	$24.50	$17.59
2010:
	First Quarter	$21.35	$18.29
	Second Quarter	$25.00	$19.25
	Third Quarter	$23.59	$17.80
	Fourth Quarter	$27.65	$20.50

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

	Cumulative Total Return
	4/12/06	12/31/06	12/31/07	12/30/08	12/30/09	12/31/10
Targacept, Inc.	100	105	95	41	241	306
NASDAQ Biotechnology Index	100	101	106	92	107	123
NASDAQ Composite Index	100	104	115	68	98	115

Stockholders

As of February 28, 2011, there were approximately 57 holders of record of our common stock. Because many of our shares are held by brokers or other nominees on behalf of beneficial owners, we are unable to determine precisely the total number of beneficial owners represented by the holders of record. As of February 28, 2011, we estimate the total number of beneficial owners of our common stock whose shares are held by brokers or other nominees on their behalf to be approximately 3,075.

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

We derived the statements of operations data for the years ended December 31, 2010, 2009, and 2008 and the balance sheet data as of December 31, 2010 and 2009 from our audited financial statements included in this annual report. We derived the statements of operations data for the years ended December 31, 2007 and 2006 and the balance sheet data as of December 31, 2008, 2007, and 2006 from our audited financial statements not included in this report. Our historical results for any prior period are not necessarily indicative of the results to be expected for any future period. You should read the notes to our financial statements for an explanation of the method used to determine the number of shares used in computing basic and diluted net loss per share.

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(in thousands, except share and per share data)
Statement of Operations Data:
Net operating revenues	$85,713	$25,062	$20,085	$11,576	$27,537
Operating expenses:
Research and development	64,546	40,179	40,981	34,620	21,788
General and administrative	8,052	8,167	6,499	8,013	5,696
License fees and royalties	—	16,350	—	—	—
Cost of product sales	—	691	749	715	457

Total operating expenses	72,598	65,387	48,229	43,348	27,941

Income (loss) from operations	13,115	(40,325)	(28,144)	(31,772)	(404)
Interest and dividend income	1,463	1,050	2,734	3,837	2,584
Interest expense	(153)	(217)	(251)	(138)	(83)

Income (loss) before income taxes	14,425	(39,492)	(25,661)	(28,073)	2,097
Income tax (expense) benefit	(3,526)	88	—	—	—
Preferred stock accretion	—	—	—	—	(3,333)

Net income (loss) attributable to common stockholders	$10,899	$(39,404)	$(25,661)	$(28,073)	$(1,236)

Basic net income (loss) attributable to common stockholders per share	$0.38	$(1.54)	$(1.04)	$(1.42)	$(0.09)

Diluted net income (loss) attributable to common stockholders per share	$0.36	$(1.54)	$(1.04)	$(1.42)	$(0.09)

Weighted average common shares outstanding—basic	28,543,408	25,636,419	24,664,169	19,720,732	13,595,523

Weighted average common shares outstanding—diluted	30,150,324	25,636,419	24,664,169	19,720,732	13,595,523

	As of December 31,
	2010	2009	2008	2007	2006
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and investments	$252,509	$111,066	$88,363	$87,040	$54,190
Working capital	119,422	213,269	78,174	77,217	69,903
Total assets	262,787	319,379	98,551	98,965	81,368
Long-term debt, net of current portion	1,349	1,966	3,408	1,686	816
Accumulated deficit	(218,401)	(229,300)	(189,896)	(164,235)	(136,162)
Total stockholders’ equity	91,847	68,991	57,373	51,584	64,999

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

Background

We are a biopharmaceutical company engaged in the design, discovery and development of novel NNR Therapeutics for the treatment of diseases and disorders of the nervous system. Our NNR Therapeutics selectively target a class of receptors known as neuronal nicotinic receptors, which we refer to as NNRs. NNRs are found on nerve cells throughout the nervous system and serve as key regulators of nervous system activity. Our most advanced product candidates are TC-5214, TC-5619, AZD3480 (TC-1734), AZD1446 (TC-6683) and TC-6987, and they are discussed under the caption “Business” in Item 1 of Part I of this annual report.

We have two collaboration agreements with AstraZeneca, one that we entered into in December 2009 for the global development and commercialization of TC-5214 as a treatment for major depressive disorder and refer to in this annual report as our “TC-5214 agreement with AstraZeneca” and the other focused in cognitive disorders that we entered into in December 2005 and refer to in this annual report as our “cognitive disorders agreement with AstraZeneca.”

Under our TC-5214 agreement with AstraZeneca, we and AstraZeneca have jointly designed an initial program that includes development of TC-5214 as an adjunct therapy and as a “switch” monotherapy, in each case in patients with major depressive disorder, or MDD, who do not respond adequately to initial antidepressant treatment. AstraZeneca is responsible for 80% and we are responsible for 20% of the cost of the initial program, except that AstraZeneca is responsible for 100% of development costs that are required only to obtain or maintain regulatory approval in countries outside the United States and the European Union. We have the right to terminate our obligation to fund our share of the costs of the initial program once we have funded a specified amount. In addition, for each of us and AstraZeneca, costs that were not contemplated at execution to be part of the initial program may in some cases be excluded from the cost-sharing arrangement. If we fund the specified amount and terminate our obligation to fund our share of further costs of the initial program, any future milestones and royalties payable to us under the agreement would be reduced by the amount of our unfunded share plus interest at a specified rate, subject to a maximum reduction that may be applied to any one payment. AstraZeneca is responsible for executing and funding the costs of global commercialization of TC-5214.

Under our cognitive disorders agreement with AstraZeneca:

•	AstraZeneca has an exclusive license to AZD3480, AZD1446 and earlier-stage compounds that arose from the preclinical research collaboration conducted under the agreement;

•

we conducted and funded the development of TC-5619 to date; AstraZeneca has the right to license TC-5619 and, if it exercises its right, would assume responsibility for and fund all future development (except for completion of our ongoing studies) and commercialization of TC-5619;

•

except as discussed in the next bullet, AstraZeneca is responsible for substantially all future development costs for AZD3480, AZD1446 and each other compound arising from the preclinical research collaboration described below that it elects to advance;

•	we are exploring the practicability of conducting an additional clinical trial of AZD3480 in Alzheimer’s disease and have agreed with AstraZeneca on respective roles and financial and non-financial responsibilities for such a study; we have received $500,000 and, if an Alzheimer’s disease study proceeds, we would be responsible for funding the study but would be entitled to receive up to $5.7 million in additional payments from AstraZeneca, with the last tranche being payable upon first dosing in the United States and Europe; and

•

from January 2006 to January 2010, we and AstraZeneca conducted a preclinical research collaboration under the agreement to discover and develop compounds that act on the a4ß2 NNR as treatments for conditions characterized by cognitive impairment; AstraZeneca paid us research fees, based on a reimbursement rate specified under the agreement, for services rendered in the preclinical research collaboration.

In addition to our two collaboration agreements with AstraZeneca, we entered into a product development and commercialization agreement with GlaxoSmithKline in July 2007 that was designed to discover, develop and market product candidates that selectively target specified NNR subtypes in five therapeutic focus areas. In late February 2011, we received notice of termination of the agreement from GlaxoSmithKline. By the terms of the agreement, the termination becomes effective in late May 2011.

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

We generated net income for the year ended December 31, 2010, and for three quarterly periods within the year, due primarily to recognition into revenue of a portion of the upfront payment received under our TC-5214 agreement with AstraZeneca. We also generated net income for two other quarterly periods since inception, in each case due primarily to the achievement in each period of a single milestone event related to AZD3480 under our cognitive disorders agreement with AstraZeneca. Except for these periods, we have never been profitable and may incur losses in future periods as our clinical-stage and preclinical product candidates advance into later-stage development and as we progress our programs, invest in additional product opportunities and grow our business. As of December 31, 2010, we had an accumulated deficit of $218.4 million. Clinical trials and preclinical studies are time-consuming, expensive and may never yield a product that will generate revenue.

As a clinical-stage company, our revenues, expenses and results of operations are likely to fluctuate significantly from quarter to quarter and year to year. We believe that period-to-period comparisons of our results of operations should not be relied upon as indicative of our future performance.

Revenue

In January 2010, we received a $200.0 million upfront payment under our TC-5214 agreement with AstraZeneca, which we recorded as deferred revenue and are recognizing into revenue on a straight-line basis over the estimated development period for TC-5214 to submission of an NDA to the FDA. As of December 31, 2010, we had $127.0 million of the upfront payment remaining to be recognized into revenue. We are eligible under our TC-5214 agreement with AstraZeneca to receive additional payments of over $1.0 billion if development, regulatory, first commercial sale and specified sales related milestone events for TC-5214 are achieved and stepped double-digit royalties on any future TC-5214 product sales.

Pursuant to an April 2010 amendment to our cognitive disorders agreement with AstraZeneca related to an expansion of the development program for TC-5619, we received an $11.0 million payment in May 2010, which we recorded as deferred revenue and are recognizing into revenue on a straight-line basis over the estimated period of our research and development obligations related to TC-5619. Pursuant to a September 2010 amendment to our cognitive disorders agreement with AstraZeneca related to a potential additional clinical trial of AZD3480 in Alzheimer’s disease, we received an additional $500,000 payment in October 2010, which we recorded as deferred revenue and are recognizing into revenue on a straight-line basis over the estimated period of our obligations with respect to the potential study.

As of December 31, 2010, we had received $82.6 million in aggregate upfront fees and milestone payments under our cognitive disorders agreement with AstraZeneca and recognized an additional $26.5 million in collaboration research and development revenue for research services that we provided in the preclinical research collaboration conducted under that agreement. We deferred recognition of an aggregate of $21.5 million of the amounts received under our cognitive disorders agreement with AstraZeneca and are recognizing these deferred amounts into revenue over the periods discussed in Note 12 to our audited financial statements for the year ended December 31, 2010 included in this annual report. As of December 31, 2010, we had $7.0 million of amounts received under our cognitive disorders agreement with AstraZeneca remaining to be recognized into revenue.

As of December 31, 2010, we had also received $45.0 million in aggregate payments under our alliance agreement with GlaxoSmithKline, of which we initially deferred recognition of $29.5 million that we were recognizing into revenue over the period discussed in Note 12 to our audited financial statements for the year ended December 31, 2010 included in this annual report. As a result of our receipt in late February 2011 of notice of termination of the agreement, we expect to recognize the remaining $18.4 million into revenue in the first quarter of 2011.

Under our cognitive disorders agreement with AstraZeneca, we are eligible to receive other payments of up to $103.0 million, if development, regulatory and first commercial sale milestone events for AZD3480 are achieved only for ADHD, up to $145.0 million if we proceed with another Alzheimer’s disease study of AZD3480, AstraZeneca subsequently advances AZD3480 into later-stage development for Alzheimer’s disease and development, regulatory and first commercial sale milestone events are achieved for Alzheimer’s disease, and up to $197.0 million if both ADHD and Alzheimer’s disease are successfully pursued. If AZD3480 is developed for an indication in addition to Alzheimer’s disease and ADHD, we would also be eligible to receive payments of up to $52.0 million for each such indication, if development, regulatory, first commercial sale and first detail milestone events are achieved. We are also eligible to receive stepped double-digit royalties on any future AZD3480 product sales for any indication.

With regard to AZD1446, we are eligible under our cognitive disorders agreement with AstraZeneca to receive payments of up to $73.0 million, if development, regulatory and first commercial sale milestones are achieved only for Alzheimer’s disease, as well as stepped royalties on any future AZD1446 product sales for any indication. If AZD1446 is developed under the agreement for an indication in addition to Alzheimer’s disease, we would also be eligible to receive payments of up to $35.0 million for each such indication, if development, regulatory, first commercial sale and first detail milestone events are achieved.

In addition, if AstraZeneca licenses TC-5619, our cognitive disorders agreement with AstraZeneca provides for AstraZeneca to make a $30.0 million payment to us and to assume responsibility for and fund all future development (except for completion of our ongoing studies) and commercialization. In that event, we would be eligible to receive additional payments of up to $212.0 million, if development, regulatory, first commercial sale and first detail milestones are achieved for three indications, as well as stepped double-digit royalties on any future TC-5619 product sales.

Our TC-5214 agreement with AstraZeneca can be terminated by AstraZeneca in whole or in part at various times and under various circumstances as discussed above under the caption “Business—Strategic Alliances and Collaborations—AstraZeneca AB—TC-5214—Termination” in Item 1 of Part I of this annual report. Our cognitive disorders agreement with AstraZeneca can be terminated by AstraZeneca for an uncured material breach by us or upon 90 days notice given at any time.

We acquired rights to Inversine, which is our only product to have been approved by the FDA for marketing, in August 2002. Effective September 30, 2009, we discontinued Inversine. Sales of Inversine generated net revenue of $473,000 and $718,000 for the years ended December 31, 2009 and 2008, respectively.

From time to time we seek and are awarded grants or work to be performed under grants awarded to third-party collaborators from which we derive revenue. As of December 31, 2010 we have been awarded two grants from The Michael J. Fox Foundation for Parkinson’s Research, or MJFF. One of the grants is to fund preclinical research involving the use of compounds that modulate NNRs to address Levodopa-induced abnormal involuntary movements, known as dyskinesias, and we have received aggregate payments of $641,000 from MJFF since August 2009 in connection with this grant. The other grant is to fund research to identify NNR-related biomarkers relevant to Parkinson’s disease, and we have received an aggregate of $304,000 from MJFF in connection with this grant. In addition, as of December 31, 2010, we are a named subcontractor under a grant awarded to The California Institute of Technology by the National Institute on Drug Abuse, or NIDA, part of the National Institutes of Health, to fund research on innovative NNR-based approaches to the development of therapies for smoking cessation. Funding for awards under federal grant programs is subject to the availability of funds as determined annually in the federal appropriations process.

Research and Development Expenses

Since our inception, we have focused our activities on our drug discovery and development programs. We record research and development expenses as they are incurred. Research and development expenses represented approximately 89%, 61% and 85% of our total operating expenses for the years ended December 31, 2010, 2009, and 2008, respectively. For 2009, license fees of $16.4 million, which are not included in research and development expenses, represented 25% of our total operating expenses. There was no license fees expense for the 2010 and 2008 periods.

Research and development expenses include costs associated with:

•	the employment of personnel involved in our drug discovery, research and development activities;

•	research and development facilities, equipment and supplies;

•	clinical trials, including fees paid to contract research organizations to monitor and oversee some of our trials;

•	the conduct of research activities under the preclinical research collaboration that we conducted with AstraZeneca from January 2006 to January 2010;

•	the screening, identification and optimization of product candidates;

•	formulation and chemical development;

•	production of clinical trial materials, including fees paid to contract manufacturers;

•	preclinical animal studies, including the costs to engage third-party research organizations;

•	quality assurance activities;

•	compliance with FDA regulatory requirements;

•	consulting, license and sponsored research fees paid to third parties;

•	the development and enhancement of our drug discovery technologies that we refer to as Pentad;

•	depreciation of capital assets used to develop our products; and

•	stock options granted to personnel in research and development functions.

In particular, research and development expenses include 20% of the costs of the initial development program for TC-5214, as provided in our TC-5214 agreement with AstraZeneca.

We utilize our research and development personnel and infrastructure resources across several programs. We currently have clinical, preclinical and discovery-stage programs, and many of our costs are not specifically attributable to a single program. Instead, these costs are directed to broadly applicable research efforts. Accordingly, we cannot state precisely our total costs incurred on a program-by-program basis.

We have not received FDA or foreign regulatory marketing approval for any of our product candidates that are in development. Our current and future expenditures on preclinical and clinical development programs are subject to numerous uncertainties in timing and cost to completion. We or a collaborator of ours tests compounds in numerous preclinical studies for safety, toxicology and efficacy. We or a collaborator of ours then conducts clinical trials for those product candidates that are determined to be the most promising. If we do not establish an alliance or collaboration in which our collaborator assumes responsibility for funding the development of a particular product candidate, we fund these trials ourselves. As we or a collaborator of ours obtains results from clinical trials, we or the collaborator may elect to discontinue or delay trials for some product candidates in order to focus resources on more promising product candidates. Completion of clinical trials by us or a collaborator of ours may take several years or more, and the length of time generally varies substantially according to the type, complexity, novelty and intended use of a product candidate. The cost of clinical trials for a particular product candidate may vary significantly as a result of a variety of factors, including:

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

In addition, our strategy includes entering into alliances and collaborations with third parties to participate in the development and commercialization of some of our product candidates. Where a third party has responsibility for or authority over any or all of the non-clinical or clinical development of a particular product candidate, the estimated completion date may be largely under control of that third party and not under our control. We cannot forecast with any degree of certainty whether AstraZeneca will exercise its option to license TC-5619, whether any of our product candidates will be subject to future alliances or collaborations or how any such arrangements would affect our development plans or capital requirements. Because of this uncertainty, and because of the numerous uncertainties related to clinical trials and related activities as described above, we are unable to determine the duration and completion costs of our research and development programs or whether or when we will generate revenue from the commercialization and sale of any of our product candidates in development.

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

License Fees

License fees consist of amounts that we become required to pay to third parties from which we license or otherwise acquire intellectual property rights, such as University of South Florida Research Foundation, or USFRF, with respect to TC-5214 and University of Kentucky Research Foundation, or UKRF, with respect to

AZD3480. Under the terms of a license agreement with USFRF, if we receive any milestone payments under our TC-5214 agreement with AstraZeneca, we would be required to pay a percentage of each such milestone payment, after deducting from the milestone payment the unexhausted portion of our projected share of the costs of the initial development program for TC-5214, as well as royalties on any future TC-5214 product sales, to USFRF. The percentage of each milestone payment, net of any deduction, that we would be required to pay would be at least 10% and could be greater in specified circumstances. Based on the terms of the license agreement with USFRF and the terms of another license agreement with Yale University, we expect to pay royalties at an effective worldwide rate in the low single digits and that such effective royalty rate could in some circumstances reach the mid single digits. Under the terms of a sponsored research agreement and a subsequent license agreement with UKRF, if we receive any qualifying milestone or royalty payments from AstraZeneca relating to AZD3480, we are required to pay a low single digit percentage of each such payment to UKRF.

The amount and timing of our payment obligations to USFRF depend on whether and when milestone events under our TC-5214 agreement with AstraZeneca are achieved and we receive the corresponding payments from AstraZeneca and whether and when regulatory approval for TC-5214 is obtained and product sales are generated. Likewise, the amount and timing of our payment obligations to UKRF depend on whether and when milestone events for AZD3480 under our cognitive disorders agreement with AstraZeneca are achieved and we receive the corresponding payments from AstraZeneca and whether and when regulatory approval for AZD3480 is obtained and product sales are generated. Accordingly, we cannot forecast with any degree of certainty whether or to what extent we will incur license fee and royalty expense in future periods.

Income Taxes

We incurred net operating losses through December 31, 2009 and have not paid federal, state or foreign income taxes for any period through December 31, 2009. For the year ended December 31, 2010, we recognized $3.5 million of income tax expense, primarily as a result of the application of Accounting Standards Codification Topic 740, Income Taxes, or ASC 740, to stock-based compensation. Exercises of stock options during the year ended December 31, 2010 resulted in tax deductions for stock-based compensation in excess of expense recorded for the stock options under U.S. generally accepted accounting principles, or GAAP, resulting in an income tax benefit of $3.5 million. We recognized the income tax benefit related to the excess tax deductions as an increase to capital in excess of par value, which based on ASC 740 resulted in an offsetting charge in the same amount to income tax expense.

As of December 31, 2010, we had net operating loss carryforwards of $39.0 million for federal income tax purposes and $76.2 million for state income tax purposes. We also had research and development income tax credit carryforwards of $9.6 million for federal income tax purposes and $1.0 million for state income tax purposes as of December 31, 2010. The federal net operating loss carryforwards begin to expire in 2021. The state net operating loss carryforwards begin to expire in 2016. The federal and state research and development tax credits begin to expire in 2021. As a result of various factors, including the subjectivity of measurements used in the calculation of particular tax positions taken or that may in the future be taken in our tax returns, it is uncertain whether or to what extent we will be eligible to use the tax credits.

Utilization of the net operating loss carryforwards and credits may be subject to a substantial annual limitation due to ownership change limitations provided by Section 382 of the Internal Revenue Code of 1986, as amended, and similar state provisions. When an ownership change, as defined by Section 382, occurs, an annual limitation is imposed on a company’s use of net operating loss and credit carryforwards attributable to periods before the change. A series of stock issuances occurring prior to our initial public offering gave rise to such an ownership change. As a result, an annual limitation is imposed on our use of net operating loss and credit carryforwards that are attributable to periods before the change. In addition, a portion of the net operating loss carryforwards described above may potentially not be usable by us if we experience further ownership changes in the future. For financial reporting purposes, we have recorded a valuation allowance to fully offset the deferred tax assets related to the carryforwards and the tax credits because it is uncertain whether we will be eligible to use or realize any benefit from them.

Fair Value

The carrying amounts of our cash and cash equivalents, investments in marketable securities, accounts receivable, accounts payable and accrued expenses are considered to be representative of their respective fair values due to their short-term natures and, in the case of short-term investments, their market interest rates. Likewise, the carrying amounts of our long-term debts are considered to be representative of their fair value due to their market interest rates. Cash that we do not expect to use to fund our short-term liquidity requirements is invested in U.S. Treasury notes and bonds, U.S. and state agency-backed certificates, corporate debt securities that are rated at least A quality or equivalent and certificates of deposits. Our investments in marketable securities of $86.7 million at December 31, 2010 are recorded at quoted market prices.

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

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our audited financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate these estimates and judgments. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities and the recording of revenues and expenses that are not readily apparent from other sources. Actual results and experiences may differ materially from these estimates. In addition, our reported financial condition and results of operations could vary if new accounting standards are enacted that are applicable to our business.

Our significant accounting policies are described in Note 2 to our audited financial statements for the year ended December 31, 2010 included in this annual report. We believe that our accounting policies relating to revenue recognition, accrued expenses and stock-based compensation are the most critical to understanding and evaluating our reported financial results. We have identified these policies as critical because they both are important to the presentation of our financial condition and results of operations and require us to make judgments and estimates on matters that are inherently uncertain and may change in future periods. For more information regarding these policies, you should refer to Note 2 to our audited financial statements included in this annual report.

Revenue Recognition

We have historically derived a substantial portion of our revenues from our strategic alliances and collaborations and expect that we will continue to derive a substantial portion of our revenues from our collaborations with AstraZeneca over at least the next several years.

Our collaboration and alliance agreements contain multiple elements, including: upfront fees, which may include initial payments upon commencement of the contractual relationship, payment representing a common stock purchase premium or payment to secure a right for a future license; research fees for ongoing research and development; payments associated with the achievement of discovery, development, regulatory and commercial milestone events; and rights to receive royalties based on specified percentages of any net product sales. In determining the accounting for collaboration and alliance agreements, we first determine whether the agreement involves a single unit of accounting or separate units of accounting for revenue recognition purposes by evaluating each deliverable under the terms of the agreement. If a deliverable has value on a stand-alone basis and there is objective and reliable evidence of that fair value, we treat the deliverable as a separate unit of accounting. If an agreement does not have multiple deliverables that meet these criteria, we consider the agreement to have one unit of accounting. If an agreement involves separate units of accounting, we then determine how to allocate amounts received under the agreement among the separate units, based on the respective fair value of each unit and the revenue recognition applicable to each unit. If an agreement involves a single unit of accounting, we determine the revenue recognition applicable to the entire agreement.

We defer recognition of non-refundable upfront fees and recognize them into revenue on a straight-line basis over the estimated period of our substantive performance obligations. If we do not have substantive performance obligations, we recognize non-refundable upfront fees into revenue over the estimated development period for the applicable licensed product candidate(s). The period over which we recognize the revenue may be adjusted from time to time to take into account any delays or acceleration in the development of the applicable product candidate or any extension or shortening of the applicable performance period. Any such delay or acceleration in the development of a product candidate, or extension or shortening of a performance period, could result in further deferral of revenue or acceleration in the recognition of deferred revenue. As of December 31, 2010, all amounts that we have received from AstraZeneca and GlaxoSmithKline are non-refundable.

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

If any of these conditions are not met, we defer recognition of the payment and recognize the payment on a straight-line basis as discussed above.

To the extent we are reimbursed under a collaboration or alliance agreement for specific research and development costs, such as third-party manufacturing costs for drug material, we reflect these reimbursable amounts as a component of collaboration research and development revenue and the costs associated with these reimbursable amounts as a component of research and development expenses.

Under our TC-5214 agreement with AstraZeneca, we received an upfront payment of $200.0 million. We recorded such amount as deferred revenue and commenced in December 2009 recognizing the payment ratably over the estimated development period for TC-5214 to submission of an NDA to the FDA.

We have received various payments under our cognitive disorders agreement with AstraZeneca as discussed below.

•

We received an initial fee of $10.0 million in February 2006. Based on the agreement terms and consideration of fair value, we allocated $5.0 million of the initial fee to the preclinical research collaboration. Upon effectiveness of the agreement in January 2006, we commenced recognizing the $5.0 million as revenue over the planned four-year term of the research collaboration. We deferred recognition of the remaining $5.0 million of the initial fee, which we allocated to the AZD3480 license grants, until AstraZeneca made its determination in December 2006 to proceed with further development of AZD3480. Beginning in January 2007, we commenced recognizing the previously deferred $5.0 million of the initial fee ratably over the expected remaining development period for AZD3480.

•

We received a $2.0 million payment from AstraZeneca in November 2007 to secure the right to license TC-5619 following our completion of an agreed development plan. Beginning in November 2007, we commenced recognizing the $2.0 million payment ratably over the estimated period of our research and development obligations for TC-5619.

•

We received an $11.0 million payment from AstraZeneca in May 2010 in connection with an amendment to the agreement to modify the terms applicable to TC-5619. In conjunction with the amendment, we and AstraZeneca agreed to an expanded development program for TC-5619 and AstraZeneca maintained its option to license TC-5619. Beginning in May 2010, we commenced recognizing the $11.0 million payment ratably over the estimated period of our research and development obligations for TC-5619.

•

We received a $500,000 payment from AstraZeneca in October 2010 in connection with an amendment to the agreement to provide for a potential additional clinical trial of AZD3480 in Alzheimer’s disease. Beginning in October 2010, we commenced recognizing the $500,000 payment ratably over the estimated period of our performance obligations with respect to the potential study.

•	We received cumulative research fees of $26.5 million since inception of the agreement. We recognized all of these fees as the research was performed and related expenses were incurred.

•

We received payments from AstraZeneca upon achievement of milestone events related to the development of product candidates in the aggregate amount of $34.6 million since inception of the agreement. We recognized the full amount of each payment as revenue upon achievement of the corresponding milestone event because the event met each of the conditions required for immediate recognition under our revenue recognition policy.

We have also received various payments under our alliance agreement and related stock purchase agreement with GlaxoSmithKline.

•

GlaxoSmithKline made an initial payment to us of $20.0 million and purchased 1,275,502 shares of our common stock for an aggregate purchase price of $15.0 million, which resulted in an aggregate deemed premium of $3.5 million based on the closing price of our common stock on the trading day immediately preceding the date that the alliance was announced. In July 2007, we commenced recognizing the initial payment and deemed premium as revenue on a straight-line basis over the estimated period of our research and early development performance obligations under the agreement.

•

In December 2007, we initiated a Phase 1 clinical trial of a product candidate that had been in development for pain, triggering a $6.0 million milestone payment to us from GlaxoSmithKline. We determined the milestone payment did not meet all of the conditions required for immediate revenue recognition. Specifically, based on the status of development of the applicable product candidate as of the inception of the agreement, we determined that achievement of the milestone event was reasonably assured. Consequently, we recorded the $6.0 million payment as deferred revenue and, in December 2007, commenced recognizing such amount on a straight-line basis over the estimated period of our research and early development performance obligations under the agreement.

•

We received cumulative payments of $4.0 million from GlaxoSmithKline upon achievement of milestone events under the alliance agreement since inception of the agreement. We recognized the full amount of each payment as revenue upon achievement of the milestone event because the event met each of the conditions required for immediate recognition under our revenue recognition policy.

As a result of our receipt in late February 2011 of notice of termination of the alliance agreement, we expect to recognize into revenue in the first quarter of 2011 $18.4 million in deferred amounts received under the alliance agreement and remaining to be recognized as of December 31, 2010.

Accrued Expenses

In the normal course of our business, we contract with research institutions and contract research organizations that conduct or manage clinical trials or other research and development activities on our behalf and with contract manufacturers that produce drug substance or drug product for us. The financial terms of these agreements are subject to negotiation, vary among agreements and may result in uneven payment flows. Payments under these agreements depend on the performance of services or the achievement of specified events, such as the production of drug substance or drug product, the recruitment of clinical trial subjects, the completion of portions of a non-clinical study or clinical trial or similar conditions.

As part of the process of preparing financial statements, we are required to estimate accrued expenses with the objective of matching the recording of expenses in our financial statements to the actual services received and efforts expended. This process involves reviewing open contracts and purchase orders, communicating with our applicable personnel to identify services that have been performed on our behalf, estimating level of services performed and the associated cost incurred for the services when we have not yet been invoiced or otherwise notified of actual cost and reviewing invoices received that have not yet become due and payable. We make estimates of our accrued expenses as of each balance sheet date in our financial statements based on facts and circumstances known to us. We periodically confirm the accuracy of our estimates with the service providers and make adjustments if necessary. If we do not identify costs that we have begun to incur or if we underestimate or overestimate the level of services performed or the costs of these services, our actual expenses could differ from our estimates. Examples of estimated accrued expenses include:

•	fees for services performed by contract research organizations in connection with clinical trials and non-clinical studies;

•	fees for services performed by clinical trial sites in connection with clinical trials;

•	fees for services performed by contract manufacturers in connection with the production of clinical trial materials; and

•	professional service fees.

Stock-Based Compensation

We record the grant date fair value of stock options issued to employees and non-employee directors as stock-based compensation expense over the requisite service periods, which are typically the vesting periods. We currently use the Black-Scholes-Merton formula to estimate grant date fair value and expect to continue to use this valuation model in the future. The Black-Scholes-Merton formula requires us to make various assumptions, including among others the expected term of the award and expected volatility of our common stock. We recorded stock-based compensation expense related to stock options granted to employees and directors of $4.9 million for the year ended December 31, 2010, $2.5 million for the year ended December 31, 2009 and $2.1 million for the year ended December 31, 2008. As of December 31, 2010, we had $11.0 million in total unrecognized compensation cost related to non-vested stock-based compensation arrangements, which we expect to record over a weighted average period of 2.6 years.

Results of Operations

Years ended December 31, 2010 and December 31, 2009

Net Operating Revenues

	Year ended December 31,
	2010	2009	Change
	(in thousands)
Operating revenues:
Milestones and license fees from collaborations	$83,380	$18,934	$64,446
Collaboration research and development	—	5,246	(5,246)
Product sales, net	—	473	(473)
Grant revenue	2,333	409	1,924

Net operating revenues	$85,713	$25,062	$60,651

Net operating revenues for the year ended December 31, 2010 increased by $60.7 million as compared to the year ended December 31, 2009. The higher net operating revenues were primarily attributable to increases of $64.4 million in milestones and license fees from collaborations revenue and $1.9 million in grant revenue, partially offset by a decrease of $5.2 million in collaboration research and development revenue. The increase in milestones and license fees from collaborations revenue was principally due to recognition of $72.6 million of the $200.0 million upfront payment received under our TC-5214 agreement with AstraZeneca and $6.3 million of the $11.0 million payment received under the April 2010 amendment to our cognitive disorders agreement with AstraZeneca, partially offset by the achievement for 2009 of a milestone event under the cognitive disorders agreement for which we received $10.0 million, decreases of $2.5 million in aggregate payments received from GlaxoSmithKline upon achievement of milestone events under our alliance agreement and $1.1 million in license fees derived from the cognitive disorders agreement as a result of the expiration of the term of the preclinical research collaboration in January 2010.

The increase in grant revenue was primarily attributable to $1.5 million received under the U.S. government’s Qualifying Therapeutic Discovery Project tax credit program. The decrease in collaboration research and development revenue resulted from the completion of the preclinical research collaboration under the cognitive disorders agreement with AstraZeneca.

In future periods, we are eligible to receive additional license fees and milestone payments under our agreements with AstraZeneca. The amount of license fees and milestone fees will depend on the timing and achievement of the discovery, development, regulatory and commercial milestone events and whether AstraZeneca exercises its right to license TC-5619. It is uncertain whether we will achieve any particular milestone event in 2011, in any future period or at all. We expect that the amount of our milestone-based revenue may vary from period to period.

Net product sales for the year ended December 31, 2010 decreased by $473,000 as compared to the year ended December 31, 2009 as a result of our discontinuation of Inversine effective as of September 30, 2009.

Research and Development Expenses

	Year ended December 31,
	2010	2009	Change
	(in thousands)
Research and development expenses	$64,546	$40,179	$24,367

Research and development expenses for the year ended December 31, 2010 increased by $24.4 million as compared to the year ended December 31, 2009. The higher research and development expenses were principally attributable to:

•

an increase of $17.3 million in costs incurred for third-party research and development services in connection with our clinical-stage product candidates, including costs for clinical trial activities, formulation activities, production of clinical trial materials and pharmacology, toxicology and other non-clinical studies, to $27.6 million for 2010, from $10.3 million for 2009; this increase was principally due to our cost-sharing obligations with respect to ongoing Phase 3 clinical development of TC-5214, the conduct of Phase 2 clinical development of TC-5619 for two indications and the conduct of multiple Phase 1 clinical trials of TC-6987;

•

an increase of $2.5 million in stock-based compensation, salary and other compensation-related expenses for research and development activities to $17.0 million for 2010, from $14.5 million for 2009; the largest component of this increase was stock-based compensation expense and was primarily due to a significantly higher fair value calculated for stock options granted during 2010 as compared to the fair value calculated for prior stock option grants;

•

an increase of $3.0 million in other research and development expenses, including infrastructure costs, to $13.8 million for 2010, from $10.8 million for 2009; this increase was primarily due to increases in the number of employees and depreciable equipment utilized in our research and development functions; and

•	a $1.5 million upfront payment that we made to Cornerstone Therapeutics Inc. during 2010 under an exclusive license agreement.

Costs incurred for third-party research and development services in connection with our preclinical programs were $4.6 million for each of the years ended December 31, 2010 and 2009.

The costs that we incurred for the years ended December 31, 2010 and 2009 for third-party services in connection with research and development of clinical-stage product candidates are shown in the table below:

	Year ended December 31,
	2010	2009	Change
	(in thousands)
TC-5214	$10,771	$5,527	$5,244
TC-5619	10,483	2,585	7,898
TC-6987	5,534	1,752	3,782
TC-6499	798	210	588
AZD3480	35	217	(182)
AZD1446	—	—	—

	$27,621	$10,291	$17,330

We expect our research and development expenses for the year ending December 31, 2011 to increase, with the largest component anticipated to result from our obligation under our TC-5214 agreement with AstraZeneca to fund a portion of the costs of the initial development program for TC-5214.

General and Administrative Expenses

	Year ended December 31,
	2010	2009	Change
	(in thousands)
General and administrative expenses	$8,052	$8,167	$(115)

General and administrative expenses for the year ended December 31, 2010 decreased by $115,000 as compared to the year ended December 31, 2009. The change reflected a decrease of $839,000 in employee compensation and related expenses to $2.9 million for 2010, from $3.7 million for 2009, arising primarily from lower incentive compensation expenses, and a decrease of $344,000 in infrastructure costs to $3.0 million for 2010, from $3.3 million for 2009. These decreases were substantially offset by an increase of $1.1 million in stock-based compensation for general and administrative personnel to $2.2 million for 2010, from $1.1 million for 2009, primarily due to a significantly higher fair value calculated for stock options granted during 2010 as compared to the fair value calculated for prior stock option grants.

License Fees

	Year ended December 31,
	2010	2009	Change
	(in thousands)
License fees	$—	$16,350	$(16,350)

License fees for the year ended December 31, 2010 decreased by $16.4 million as compared to the year ended December 31, 2009. License fees for 2009 reflected $16.0 million payable to USFRF based on our receipt of the $200.0 million upfront payment under our TC-5214 agreement with AstraZeneca and $350,000 paid to UKRF based on the $10.0 million milestone payment received under our cognitive disorders agreement with AstraZeneca based on the achievement of the objective in the completed Phase 2 clinical trial of AZD3480 in adults with ADHD.

Cost of Product Sales

	Year ended December 31,
	2010	2009	Change
	(in thousands)
Cost of product sales	$—	$691	$(691)

Our cost of product sales are those costs related directly to the sale of Inversine. Cost of product sales for the year ended December 31, 2010 decreased by $691,000 as compared to the year ended December 31, 2009 as a result of our discontinuation of Inversine effective as of September 30, 2009.

Interest Income and Interest Expense

	Year ended December 31,
	2010	2009	Change
	(in thousands)
Interest income	$1,463	$1,050	$413
Interest expense	153	217	(64)

Interest income for the year ended December 31, 2010 increased by $413,000 as compared to the year ended December 31, 2009. The increase was primarily attributable to significantly increased cash and investment balances, partially offset by lower short-term interest rates.

Interest expense for the year ended December 31, 2010 decreased by $64,000 as compared to the year ended December 31, 2009. The decrease was attributable to lower average interest rates and principal balances under loan facilities used to finance equipment, furnishings, software and other fixed assets.

Years ended December 31, 2009 and December 31, 2008

Net Operating Revenues

	Year ended December 31,
	2009	2008	Change
	(in thousands)
Operating revenues:
Collaboration research and development	$5,246	$8,967	$(3,721)
Milestones and license fees from collaborations	18,934	10,179	8,755
Product sales, net	473	718	(245)
Grant revenue	409	221	188

Net operating revenues	$25,062	$20,085	$4,977

Net operating revenues for the year ended December 31, 2009 increased by $5.0 million as compared to the year ended December 31, 2008. The higher net operating revenues were primarily attributable to an increase of $8.8 million in milestones and license fees from collaborations, partially offset by a decrease of $3.7 million in collaboration research and development revenue. The increase in milestones and license fees from collaborations was principally attributable to the $10.0 million payment received under our cognitive disorders agreement with AstraZeneca based on the achievement of the objective in the completed Phase 2 clinical trial of AZD3480 in adults with ADHD and recognition of $398,000 of the upfront payment received under our TC-5214 agreement with AstraZeneca. These increases were partially offset by a decrease of $1.0 million in payments received based on the achievement of preclinical milestone events under our cognitive disorders agreement with AstraZeneca and our alliance agreement with GlaxoSmithKline and our recognition of less deferred license fee revenue for 2009 as a result of an extension of the estimated remaining development period for AZD3480 and an extension of the estimated period of our research and development obligations for TC-5619.

The decrease in collaboration research and development revenue for the year ended December 31, 2009 reflected reduced services rendered by us in our preclinical research collaboration with AstraZeneca as a result of progress that had previously been made toward meeting the objectives of the research plan. All of our collaboration research and development revenue for 2009 and 2008 was derived from our preclinical research collaboration with AstraZeneca. The preclinical research collaboration expired in January 2010.

Net product sales for the year ended December 31, 2009 decreased by $245,000 as compared to the year ended December 31, 2008 primarily as a result of our discontinuation of Inversine effective as of September 30, 2009. Grant revenue for the year ended December 31, 2009 increased by $188,000 as compared to the year ended December 31, 2008. The higher grant revenue was primarily due to recognition of $147,000 of the amounts awarded by MJFF.

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

The costs that we incurred for the years ended December 31, 2009 and 2008 for third-party services in connection with research and development of clinical-stage product candidates are shown in the table below:

	Year ended December 31,
	2009	2008	Change
	(in thousands)
TC-5214	$5,527	$4,826	$701
TC-5619	2,585	3,151	(566)
TC-6987	1,752	78	1,674
TC-6499	210	2,291	(2,081)
AZD3480	217	322	(105)
AZD1446	—	—	—

	$10,291	$10,668	$(377)

The table above does not include costs incurred for TC-2216, a compound that we are not currently progressing. For the years ended December 31, 2009 and 2008, we incurred $11,000 and $549,000, respectively, in expenses for third-party research and development services in connection with TC-2216.

General and Administrative Expenses

	Year ended December 31,
	2009	2008	Change
	(in thousands)
General and administrative expenses	$8,167	$6,499	$1,668

General and administrative expenses for the year ended December 31, 2009 increased by $1.7 million as compared to the year ended December 31, 2008. The higher general and administrative expenses were principally attributable to increased employee compensation and related expenses, primarily as a result of special bonuses paid to employees in December 2009, and increased legal and professional fees associated with our TC-5214 agreement with AstraZeneca.

License Fees

	Year ended December 31,
	2009	2008	Change
	(in thousands)
License fees and royalties	$16,350	—	$16,350

License fees for the year ended December 31, 2009 increased by $16.4 million as compared to the year ended December 31, 2008. License fees for 2009 reflected $16.0 million payable to USFRF based on our receipt of the $200.0 million upfront payment under our TC-5214 agreement with AstraZeneca and $350,000 paid to UKRF based on the $10.0 million milestone payment received under our cognitive disorders agreement with AstraZeneca.

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

Liquidity and Capital Resources

Sources of Liquidity

We have historically financed our operations and internal growth primarily through public and private offerings of our securities, payments under collaborations and alliances, including upfront fees received, payments received for research and development services and payments received upon achievement of milestone events, equipment and building lease incentive financing, government grants and interest income. We discontinued our only approved product, Inversine, effective as of September 30, 2009. The net contribution from Inversine sales has not historically been a significant source of cash.

Our cash, cash equivalents and investments were $252.5 million as of December 31, 2010 and $111.1 million as of December 31, 2009. As of December 31, 2010, we had $147.3 million of cash in bank depository accounts and institutional money market funds at Branch Banking and Trust Company, RBC Bank and Wells Fargo & Company. Substantially all of our remaining cash, cash equivalents and investments, which we do not expect to use to fund our short-term liquidity requirements, was invested as of December 31, 2010 in U.S. Treasury notes and bonds, U.S. and state agency-backed certificates, corporate debt securities that are rated at least A quality or equivalent and certificates of deposit.

Strategic Alliances and Collaborations

In May 2010, we received an $11.0 million payment from AstraZeneca in connection with a separate amendment to our cognitive disorders agreement with AstraZeneca to modify the terms applicable to TC-5619. In July 2009, we received a $10.0 million payment from AstraZeneca as a result of the achievement of the objective in the completed Phase 2 trial of AZD3480 in adults with ADHD, a milestone event under an amendment to our cognitive disorders agreement. From 2008 through 2010, we received cumulative payments of

$2.6 million from AstraZeneca upon achievement of milestone events under our cognitive disorders agreement related to the development of AZD1446 and other product candidates arising under the preclinical research collaboration conducted under the agreement. As of December 31, 2010, we had received $56.1 million in aggregate upfront fees and milestone payments under our cognitive disorders agreement with AstraZeneca and had recognized an additional $26.5 million in collaboration research and development revenue for research services that we provided in the preclinical research collaboration.

In December 2009, we entered into our TC-5214 agreement with AstraZeneca for the global development and commercialization of TC-5214. We received a $200.0 million upfront payment from AstraZeneca in January 2010. Under the terms of an existing license agreement, we paid $16.0 million to USFRF in January 2010 based on our receipt of the upfront payment from AstraZeneca.

In July 2007, we entered into a product development and commercialization agreement and related stock purchase agreement with GlaxoSmithKline. As of December 31, 2010, we had received $45.0 million in aggregate payments from GlaxoSmithKline under the agreements. We received notice of termination of the product development and commercialization agreement from GlaxoSmithKline in late February 2011, and the agreement will no longer be a potential source of future funds.

As discussed above under the caption “—Overview—Revenue,” we are eligible to receive substantial additional payments from AstraZeneca, contingent on the achievement of specified milestone events related to TC-5214, AZD3480, AZD1446, and, if AstraZeneca licenses TC-5619, TC-5619. There is no assurance that we will achieve any particular milestone event in 2011, in any future period or at all.

Stock Offerings

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

Loan Financing

In July 2010, we entered into a loan agreement with a bank that provides aggregate borrowing capacity of $4.0 million to be provided in up to three individual term loans that we may take at any time on or prior to June 30, 2011 to fund the purchase of equipment, furnishings, software and other fixed assets. In September 2010, we borrowed $1.2 million under this loan facility at a fixed interest rate of 3.4% per annum. We were obligated only to pay interest through the remainder of 2010. Beginning January 1, 2011 and continuing through the maturity date of December 1, 2014, the loan is repayable in equal monthly installments of $28,000. We granted to the bank a first priority security interest in the assets acquired with the proceeds of the loan. Any future loan under the facility would, at our discretion on a loan-by-loan basis, bear interest at either a variable rate equal to the thirty-day LIBOR plus 2.15%, adjusted monthly on the first day of each month, or a fixed rate equal to the bank’s fixed rate cost of funds index corresponding to the term of the loan plus 2.15%. Any loan that we take during the first half of 2011 would be interest only through June 30, 2011 and then would be re-payable in equal monthly installments of principal and interest over the next 48 months.

In March 2008, we entered into a loan agreement with a bank that provided borrowing capacity of $5.3 million to fund the purchase of equipment, furnishings, software and other fixed assets and enabled the refinancing of a previous loan facility that we had with R.J. Reynolds Tobacco Holdings, Inc., or RJRT. We borrowed $4.8 million upon entering into the loan agreement and borrowed the remaining $489,000 in September 2008. Pursuant to the loan agreement, we granted a first priority security interest in favor of the bank in the assets acquired with the proceeds of the loan facility. The March 2008 loan bears interest at a fixed rate of 5.231% per annum and is repayable in equal monthly installments of $112,000 beginning April 1, 2008 and continuing through the maturity date of March 1, 2012. We used $1.7 million of the proceeds from the March 2008 loan to pay and satisfy in full the principal and interest outstanding on two of the tranches under the loan facility with RJRT and granted a first priority security interest in favor of the bank in assets previously acquired with the proceeds of those tranches. The September 2008 loan bears interest at a fixed rate of 6.131% per annum and is repayable in equal monthly installments of $11,000 beginning October 1, 2008 and continuing through the maturity date of September 1, 2012. As of December 31, 2010, the outstanding principal balance under the loan facility was $1.8 million. There is no additional borrowing capacity remaining available to us under the loan agreement.

In April 2002, we received a $500,000 loan from the City of Winston-Salem. Under the terms of the loan, there was no interest accrual or payment due until the fifth anniversary of the loan. Following expiration of the five-year grace period in April 2007, the outstanding principal balance of the loan began to bear interest at an annual interest rate of 5% and became payable in 60 equal monthly installments of $9,000. In December 2010, we repaid in full the $135,000 that remained outstanding under the loan.

Cash Flows

	Year ended December 31,
	2010	2009	Change
	(in thousands)
Net cash provided by (used in) operating activities	$138,298	$(24,271)	$162,569
Net cash (used in) provided by investing activities	(62,799)	9,800	(72,599)
Net cash provided by financing activities	6,446	47,178	(40,732)

Net increase in cash and cash equivalents	$81,945	$32,707

	Year ended December 31,
	2009	2008	Change
	(in thousands)
Net cash used in operating activities	$(24,271)	$(28,261)	$3,990
Net cash provided by (used in) investing activities	9,800	(5,519)	15,319
Net cash provided by financing activities	47,178	31,579	15,599

Net increase (decrease) in cash and cash equivalents	$32,707	$(2,201)

Net cash provided by operating activities for the year ended December 31, 2010 was $138.3 million and net cash used in operating activities for the year ended December 31, 2009 was $24.3 million, a difference of $162.6 million.

For 2010, net cash provided by operating activities was principally the result of our receipt of:

•	the $200.0 million upfront payment under our TC-5214 agreement with AstraZeneca in January 2010;

•	the $11.0 million payment under an amendment to our cognitive disorders agreement with AstraZeneca to modify the terms applicable to TC-5619 in April 2010;

•	$1.5 million in payments for research services under our preclinical research collaboration with AstraZeneca, which ended in January 2010;

•	the $1.5 million grant under the U.S. government’s Qualifying Therapeutic Discovery Project tax credit program; and

•	$1.3 million in interest income.

These cash inflows were partially offset by:

•	our payments in January 2010 of $16.0 million to USFRF based on our receipt of the $200.0 million upfront payment under our TC-5214 agreement with AstraZeneca;

•	our payment of $1.5 million to Cornerstone Therapeutics Inc. under an exclusive worldwide license agreement in August 2010; and

•

aggregate payments of $58.7 million for routine operating activities, including third-party research and development services in connection with clinical-stage product candidates and preclinical programs and personnel and infrastructure costs.

We expect payments for operating activities for the year ending December 31, 2011 to increase, with the largest component anticipated to result from our obligation under our TC-5214 agreement with AstraZeneca to fund a portion of the costs of the initial development program for TC-5214.

For 2009, net cash used in operating activities was principally the result of aggregate payments of $44.2 million for routine operating activities, including third-party research and development services in connection with clinical-stage product candidates and preclinical programs and personnel and infrastructure costs, and was partially offset by our receipt of:

•	the $10.0 million payment from AstraZeneca in July 2009;

•	$5.5 million in payments for research services under our preclinical research collaboration with AstraZeneca;

•	$2.5 million in aggregate payments from GlaxoSmithKline upon achievement of milestone events under our alliance agreement; and

•	$1.0 million in interest income.

Net cash used in operating activities for the year ended December 31, 2009 of $24.3 million decreased by $4.0 million as compared to net cash used in operating activities for the year ended December 31, 2008 of $28.3 million.

For 2008, net cash used in operating activities was principally the result of aggregate payments of $46.3 million made for routine operating activities, including third-party research and development services in connection with clinical-stage product candidates and preclinical programs and personnel and infrastructure costs, and was partially offset by our receipt of:

•	$11.1 million in payments for research services under our preclinical research collaboration with AstraZeneca;

•	$2.7 million in interest income;

•

$2.2 million in aggregate payments upon achievement of milestone events under our cognitive disorders agreement with AstraZeneca related to the development of product candidates arising under the preclinical research collaboration; and

•	$1.5 million in aggregate payments from GlaxoSmithKline upon achievement of milestone events under our alliance agreement.

Net cash used in investing activities for the year ended December 31, 2010 was $62.8 million and net cash provided by investing activities for the year ended December 31, 2009 was $9.8 million, a difference of $72.6 million. Net cash provided by investing activities for the year ended December 31, 2009 changed by $15.3 million as compared to net cash used in operating activities of $5.5 million for the year ended December 31, 2008. Cash provided by or used in investing activities primarily reflects the portion of our cash that we allocate to, and the timing of purchases and maturities of, our investments in marketable securities. A transfer of funds from an investment in marketable securities to cash generates cash provided by investing activities, while a transfer of funds from cash or a cash equivalent to investments in marketable securities generates cash used in investing activities. Our net purchases of investments in marketable securities for 2010 were $59.5 million and occurred primarily as a result of our receipt of the upfront payment under our TC-5214 agreement with AstraZeneca. Our net sales of investments in marketable securities for 2009 were $10.0 million. During 2009, we re-allocated substantial funds from certificates of deposit to bank depository accounts and institutional money market funds as the certificates of deposit came due in order to yield more favorable interest rates and provide increased liquidity. Our net purchases of investments in marketable securities for 2008 were $3.5 million. Additionally, we purchased $3.3 million of property and equipment during 2010, an increase of $3.1 million from $200,000 during 2009. The $200,000 of property and equipment purchases during 2009 reflected a decrease of $1.9 million from $2.1 million for 2008. Purchases of property and equipment for 2010 were primarily to expand our internal research and development capacity.

Net cash provided by financing activities for the year ended December 31, 2010 decreased by $40.7 million as compared to the year ended December 31, 2009. The decrease was primarily attributable to net proceeds of $44.4 million in October 2009 from a common stock offering and the receipt in October 2009 of $724,000 from a stockholder for disgorgement of “short-swing” profits under Section 16(b) of the Exchange Act, partially offset by the income tax effect of tax deductions for stock-based compensation in excess of expense recorded for stock options under GAAP of $3.5 million for the year ended 2010 and a decrease in net borrowings under our loan facilities of $1.0 million. Net cash provided by financing activities for the year ended December 31, 2009 increased by $15.6 as compared to the year ended December 31, 2008. Cash provided by financing activities for the year ended December 31, 2008 reflected proceeds of $29.1 million from a common stock offering in January 2008 and net borrowings under our loan facilities of $2.2 million.

Funding Requirements

As of December 31, 2010, we had an accumulated deficit of $218.4 million. We may incur operating losses or require additional capital in future periods as our clinical-stage and preclinical product candidates advance into later-stage development and as we progress our programs, invest in additional product opportunities and grow our business. However, we may generate operating income for any particular reporting period as a result of the recognition into revenue of amounts previously received under our agreements with AstraZeneca and GlaxoSmithKline, including in particular our TC-5214 agreement with AstraZeneca, the timing of milestone events that may be achieved under our agreements with AstraZeneca and the timing of costs incurred related to development of our clinical-stage and preclinical product candidates. Our future capital requirements are difficult to forecast and will depend on many factors, including:

•	whether and to what extent milestone events are achieved for TC-5214 under our TC-5214 agreement with AstraZeneca and for AZD3480 and AZD1446 under our cognitive disorders agreement with AstraZeneca;

•	the progress of, and outcomes from, Phase 3 clinical development of TC-5214 and the amount and timing of development costs for TC-5214 payable by us;

•	whether AstraZeneca exercises its right to license TC-5619;

•	the scope, progress, duration, results and cost of clinical trials, as well as non-clinical studies and assessments, of our other product candidates;

•	the impact of the termination of our alliance agreement with GlaxoSmithKline;

•

the extent to which we retain development and commercialization rights or responsibilities for our product candidates that are not subject to our collaborations with AstraZeneca and incur associated development costs, manufacturing costs or costs to establish sales and marketing functions;

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

Our existing capital resources may not be sufficient to enable us to fund the completion of the development of any of our product candidates. We currently expect our existing capital resources to be sufficient to fund our operations at least through the end of 2013, without taking into account any amounts that we would be entitled to receive if milestone events are achieved under either of our collaboration agreements with AstraZeneca. However, our operating plan may change as a result of many factors, including those described above, and we may need additional funds sooner than planned to meet operational needs and capital requirements for product development.

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

Contractual Obligations

The following table summarizes our fixed contractual obligations as of December 31, 2010:

	Payments Due by Period
Contractual Obligation	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	(in thousands)
Long-term debt obligations	$3,215	$1,812	$1,095	$308	$—
Operating lease obligations	4,076	2,531	1,518	27	—
Purchase obligations	22,222	21,642	517	49	14

	$29,513	$25,985	$3,130	$384	$14

The amounts of license fee obligations for all periods reflected in the above table exclude contingent license and royalty payments and other contingent payments payable upon achievement of specified development, regulatory, commercial or other milestone events under our license agreements with USFRF, Yale University, UKRF or Cornerstone Therapeutics Inc. The amounts of purchase obligations reflected in the above table include obligations to purchase drug product or drug substance, to compensate clinical investigators, clinical trial sites and contract research organizations contingent on the performance of services in connection with clinical trials and to compensate contract research organizations contingent on the performance of non-clinical research and development services, but do not include our share of the anticipated development costs for TC-5214. The amounts of purchase obligations also include contractual obligations for insurance and other general and administrative expenses. The amounts of long-term debt obligations for all periods reflected in the above table include principal and interest payments on loan facilities outstanding at December 31, 2010 and exclude payments on amounts available under loan facilities at December 31, 2010.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Recent Accounting Pronouncements

In April 2010, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update No. 2010-17, Milestone Method of Revenue Recognition, or ASU 2010-17. ASU 2010-17 defines a milestone event and permits an entity to make an accounting policy election to recognize a payment that is contingent upon achievement of a substantive milestone in its entirety in the period in which the milestone is achieved. ASU 2010-17 is effective for fiscal years beginning on or after June 15, 2010, and for interim periods within those years, and may be applied prospectively to milestones achieved after the adoption date or retrospectively for all periods presented. Early adoption is permitted. We do not expect ASU 2010-17 to have a material impact on our financial results.

In October 2009, the FASB issued Accounting Standards Update No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force, or ASU 2009-13. ASU 2009-13 addresses the units of accounting for arrangements involving multiple deliverables and how arrangement consideration should be allocated to the separate units of accounting, when applicable. ASU 2009-13 eliminates the criterion in prior accounting guidance that objective and reliable evidence of the fair value of any undelivered items must exist for the delivered items to be considered a separate unit or separate units of accounting. ASU 2009-13 is effective for financial statements issued for fiscal years beginning after June 15, 2010 and can be applied either prospectively or retrospectively for all periods presented. We do not plan to apply ASU 2009-13 retrospectively and, therefore, do not expect ASU 2009-13 to impact the accounting treatment for our current strategic alliance and collaboration agreements. The impact of ASU 2009-13 on the accounting treatment for any future strategic alliance or collaboration agreement, or for any amendment to a current agreement, is not yet determinable.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

The primary objective of our investment activities is to preserve our capital and meet our liquidity needs to fund operations. We also seek to generate competitive rates of return from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of cash equivalents and investments in a variety of securities that are of high credit quality based on ratings from commonly relied upon rating agencies. As of December 31, 2010, we had cash, cash equivalents and investments in marketable securities of $252.5 million. Our investments may be subject to interest rate risk and could fall in value if market interest rates increase. However, because our cash equivalents are invested in accounts with market interest rates and are short term in nature and our investments in marketable securities are traded in active markets, we believe that our exposure to interest rate risk is not significant and estimate that an immediate and uniform 10% increase in market interest rates from levels as of December 31, 2010 would not have a material impact on the total fair value of our portfolio.

We contract for the conduct of some of our clinical trials and other research and development and manufacturing activities with contract research organizations, clinical trial sites and contract manufacturers in Europe and India. We may be subject to exposure to fluctuations in foreign currency exchange rates in connection with these agreements. If the average Euro/U.S. dollar or Indian Rupee/U.S. dollar exchange rate were to strengthen or weaken by 10% against the corresponding exchange rate as of December 31, 2010, we estimate that the impact on our financial position, results of operations and cash flows would not be material. We do not hedge our foreign currency exposures.

We have not used derivative financial instruments for speculation or trading purposes.

Item 8.	Financial Statements and Supplementary Data.

INDEX TO THE FINANCIAL STATEMENTS

TARGACEPT, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Targacept, Inc.

We have audited the accompanying balance sheets of Targacept, Inc. as of December 31, 2010 and 2009, and the related statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Targacept, Inc. at December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Targacept, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2011 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

Raleigh, North Carolina

March 11, 2011

TARGACEPT, INC.

BALANCE SHEETS

(in thousands, except share and par value amounts)

	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$165,854	$83,909
Investments in marketable securities—short term	48,168	27,157
Receivables from collaborations	838	201,801
Prepaid expenses	3,219	1,562

Total current assets	218,079	314,429
Investments in marketable securities—long term	38,487	—
Property and equipment, net	6,072	4,783
Intangible assets	149	167

Total assets	$262,787	$319,379

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,721	$1,275
License fee payable	—	16,000
Accrued expenses	10,516	5,267
Current portion of long-term debt	1,710	1,442
Current portion of deferred revenue	81,710	77,243

Total current liabilities	98,657	101,227
Long-term debt, net of current portion	1,349	1,966
Deferred revenue, net of current portion	70,934	147,195

Total liabilities	170,940	250,388
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value, 100,000,000 shares authorized ; 28,870,691 and 28,226,829 shares issued and outstanding at December 31, 2010 and December 31 2009, respectively	29	28
Preferred stock, $0.001 par value, 5,000,000 shares authorized; 0 shares issued and outstanding at December 31, 2010 and 2009	—	—
Capital in excess of par value	309,994	298,263
Accumulated other comprehensive income	225	—
Accumulated deficit	(218,401)	(229,300)

Total stockholders’ equity	91,847	68,991

Total liabilities and stockholders’ equity	$262,787	$319,379

See accompanying notes.

TARGACEPT, INC.

STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Year ended December 31,
	2010	2009	2008
Operating revenues:
Milestones and license fees from collaborations	$83,380	$18,934	$10,179
Collaboration research and development	—	5,246	8,967
Product sales, net	—	473	718
Grant revenue	2,333	409	221

Net operating revenues	85,713	25,062	20,085
Operating expenses:
Research and development (including stock-based compensation of $2,768, $1,353 and $1,130 in 2010, 2009 and 2008, respectively)	64,546	40,179	40,981
General and administrative (including stock-based compensation of $2,169, $1,101 and $935 in 2010, 2009 and 2008, respectively)	8,052	8,167	6,499
License fees	—	16,350	—
Cost of product sales	—	691	749

Total operating expenses	72,598	65,387	48,229

Income (loss) from operations	13,115	(40,325)	(28,144)
Other income (expense):
Interest income	1,463	1,050	2,734
Interest expense	(153)	(217)	(251)

Total other income (expense)	1,310	833	2,483

Income (loss) before income taxes	14,425	(39,492)	(25,661)
Income tax (expense) benefit	(3,526)	88	—

Net income (loss)	$10,899	$(39,404)	$(25,661)

Basic net income (loss) per share	$0.38	$(1.54)	$(1.04)

Diluted net income (loss) per share	$0.36	$(1.54)	$(1.04)

Weighted average common shares outstanding—basic	28,543,408	25,636,419	24,664,169

Weighted average common shares outstanding—diluted	30,150,324	25,636,419	24,664,169

See accompanying notes.

TARGACEPT, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

	Common Stock		Capital in Excess of Par Value	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances at December 31, 2007	20,503,419	$20	$215,799	$—	$(164,235)	$51,584
Issuance of common stock related to exercise of stock options	90,954	—	271	—	—	271
Stock-based compensation	—	—	2,065	—	—	2,065
Net proceeds from public stock offering	4,370,000	5	29,109	—	—	29,114
Net loss and comprehensive loss	—	—	—	—	(25,661)	(25,661)

Balances at December 31, 2008	24,964,373	25	247,244	—	(189,896)	57,373
Issuance of common stock related to exercise of stock options	1,062,456	1	3,353	—	—	3,354
Stock-based compensation	—	—	2,454	—	—	2,454
Net proceeds from public stock offering	2,200,000	2	44,447	—	—	44,449
Stockholder short swing profit payment	—	—	724	—	—	724
Excess tax deductions from stock-based compensation	—	—	41	—	—	41
Net loss and comprehensive loss	—	—	—	—	(39,404)	(39,404)

Balances at December 31, 2009	28,226,829	28	298,263	—	(229,300)	68,991
Issuance of common stock related to exercise of stock options	643,862	1	3,291	—	—	3,292
Stock-based compensation	—	—	4,937	—	—	4,937
Excess tax deductions from stock-based compensation	—	—	3,503	—	—	3,503
Net change in unrealized holding gain on available for sale marketable securities	—	—	—	225	—	225
Net income	—	—	—	—	10,899	10,899

Comprehensive income	—	—	—	—	—	11,124

Balances at December 31, 2010	28,870,691	$29	$309,994	$225	$(218,401)	$91,847

See accompanying notes.

TARGACEPT, INC.

STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2010	2009	2008
Operating activities
Net income (loss)	$10,899	$(39,404)	$(25,661)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Recognition of deferred revenue	(83,767)	(6,383)	(6,479)
Amortization of premium on marketable securities, net	416	—	—
Depreciation and amortization	1,997	1,835	1,800
Stock-based compensation expense	4,937	2,454	2,065
Impairment of intangible asset	—	—	220
Excess tax benefits from stock-based compensation	(3,503)	(41)	—
Changes in operating assets and liabilities:
Receivables from collaborations(1)	200,963	272	2,125
Prepaid expenses, inventories and accrued interest receivable	(1,815)	(28)	(413)
Accounts payable, license fees payable and accrued expenses	(3,802)	16,551	(1,918)
Deferred revenue(1)	11,973	473	—

Net cash provided by (used in) operating activities	138,298	(24,271)	(28,261)

Investing activities
Purchase of investments in marketable securities	(144,012)	(31,000)	(104,800)
Proceeds from sale of investments in marketable securities	84,481	41,000	101,334
Purchase of property and equipment	(3,311)	(200)	(2,053)
Proceeds from sale of property and equipment	43	—	—

Net cash (used in) provided by investing activities	(62,799)	9,800	(5,519)

Financing activities
Proceeds from issuance of long-term debt	1,228	—	5,300
Principal payments on long-term debt	(1,577)	(1,390)	(3,106)
Proceeds from issuance of common stock, net	3,292	48,527	29,385
Excess tax benefits from stock-based compensation	3,503	41	—

Net cash provided by financing activities	6,446	47,178	31,579

Net increase (decrease) in cash and cash equivalents	81,945	32,707	(2,201)
Cash and cash equivalents at beginning of year	83,909	51,202	53,403

Cash and cash equivalents at end of year	$165,854	$83,909	$51,202

(1)	2009 amount does not include a $200,000 non-cash item related to the Company’s December 2009 collaboration and license agreement with AstraZeneca AB (see Note 12).

See accompanying notes.

TARGACEPT, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2010

1. The Company and Nature of Operations

Targacept, Inc., or the Company, is a Delaware corporation formed on March 7, 1997. The Company is a biopharmaceutical company engaged in the design, discovery and development of novel NNR Therapeutics™ for the treatment of diseases and disorders of the nervous system. The Company’s NNR Therapeutics selectively target neuronal nicotinic receptors, which it refers to as NNRs. Its facilities are located in Winston-Salem, North Carolina.

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

Certain reclassifications have been made to the financial statements for the years ended December 31, 2009 and 2008 to conform to the presentation in the financial statements for the year ended December 31, 2010. These reclassifications had no impact on previously reported net loss or stockholders’ equity.

Cash and Cash Equivalents

The Company considers cash equivalents to be those investments which are highly liquid, readily convertible to cash and mature within three months from the date of purchase.

Investments in Marketable Securities

Consistent with its investment policy, the Company invests its cash expected to fund its short-term liquidity requirements with prominent financial institutions in bank depository accounts and institutional money market funds and the Company invests the remainder of its cash in U.S. Treasury notes and bonds, U.S. and state agency-backed certificates and corporate debt securities that are rated at least A quality or equivalent and certificates of deposit.

The Company determines the appropriate classification of marketable securities at the time of purchase and reevaluates the classification as of each balance sheet date. All marketable securities owned during 2010 and 2009 were classified as available for sale. The cost of securities sold is based on the specific identification method. Investments in marketable securities are recorded as of each balance sheet date at fair value, with unrealized gains and, to the extent deemed temporary, unrealized losses included in stockholders’ equity. Interest and dividend income on investments in marketable securities, accretion of discounts and amortization of premiums and realized gains and losses are included in interest income in the statement of operations.

An investment in marketable securities is considered to be impaired when a decline in fair value below its cost basis is determined to be other than temporary. The Company evaluates whether a decline in fair value of an investment in marketable securities below its cost basis is other than temporary using available evidence. In the event that the cost basis of the investment exceeds its fair value, the Company evaluates, among other factors, the amount and duration of the period that the fair value is less than the cost basis, the financial health of and business outlook for the issuer, including industry and sector performance, and operational and financing cash flow factors, overall market conditions and trends, the Company’s intent to sell the investment and whether it is

TARGACEPT, INC.

NOTES TO FINANCIAL STATEMENTS—(continued)

DECEMBER 31, 2010

2. Summary of Significant Accounting Policies—(continued)

more likely than not the Company would be required to sell the investment before its anticipated recovery. If a decline in fair value is determined to be other than temporary, the Company records an impairment charge in the statement of operations and establishes a new cost basis in the investment.

Receivables from Collaborations

Substantially all of the Company’s collaboration revenue is related to the collaboration and alliance agreements discussed in Note 12. A substantial majority of the Company’s receivables from collaborations at December 31, 2010 and 2009 are related to the Company’s collaboration agreement with AstraZeneca AB entered into in December 2009.

During 2010, 2009, and 2008, the Company recognized revenue of $83,380,000, $24,180,000, and $19,146,000, respectively, or 97%, 96% and 95% of net operating revenues, respectively, from the collaboration and alliance agreements discussed in Note 12.

Product Sales

Effective as of September 30, 2009, the Company discontinued commercialization of its only marketed product, Inversine. Cost of product sales for each of the years ended December 31, 2009 and 2008 includes materials and manufacturing costs, applied by the weighted average method, FDA fees and other fees associated with the manufacture and selling of Inversine. As a result of the discontinuation of Inversine, the Company recorded aggregate charges of $77,000 related to the impairment of its remaining raw materials and finished goods inventory to cost of product sales for the year ended December 31, 2009. The discontinuation of Inversine did not have a material impact on the Company’s cash flows or results of operations for any of the periods presented.

During 2009 and 2008, cost of product sales included of shipping and handling costs of $183,000 and $204,000, respectively.

Long-lived Assets

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

The Company capitalizes the costs of intellectual property acquired or licensed from external sources as intangible assets if, at the time of acquisition, the intellectual property has reached technological feasibility. Intellectual property acquired or licensed from external sources that has not reached technological feasibility at the time of acquisition or that has no expected future use is charged to research and development expense as incurred. The Company records all other charges related to the filing, prosecution and maintenance of patents to expense as incurred.

The Company assesses the net realizable value of its long-lived assets and evaluates these assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of an asset

TARGACEPT, INC.

NOTES TO FINANCIAL STATEMENTS—(continued)

DECEMBER 31, 2010

2. Summary of Significant Accounting Policies—(continued)

may not be recoverable. An impairment charge would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. An impairment charge, if recognized, would be based on the excess of the carrying value of the impaired asset over its estimated fair value.

Research and Development Expense

Research and development costs are expensed as incurred and include direct costs incurred to third parties related to the Company’s clinical and preclinical product candidates, salaries of, and stock-based compensation for, personnel involved in research and development activities, contractor fees, administrative expenses and allocations of research-related overhead costs. Administrative expenses and research-related overhead costs included in research and development expense consist of allocations of facility and equipment lease charges, depreciation and amortization of assets, and insurance, legal and supply costs that are directly related to research and development activities. The Company directly reduces research and development expenses for amounts reimbursed pursuant to the cost-sharing agreements described in Note 12.

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

Credit Risk

Financial instruments that potentially subject the Company to credit risk consist principally of cash, investments in marketable securities and receivables from collaborations. The Company has established guidelines for investment of its cash that are designed to emphasize safety, liquidity and preservation of capital. The Company places its cash and cash equivalents with prominent financial institutions. At December 31, 2010 and 2009, the Company had deposits in excess of federally insured limits of $160,932,000 and $110,159,000, respectively.

Revenue Recognition

The Company uses the revenue recognition guidance established by Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 605, Revenue Recognition, or ASC 605. In determining the accounting for collaboration and alliance agreements, the Company follows the provisions of ASC 605, Subtopic 25, Multiple Element Arrangements, or ASC 605-25. ASC 605-25 provides guidance on whether an arrangement that involves multiple revenue-generating activities or deliverables should be divided

TARGACEPT, INC.

NOTES TO FINANCIAL STATEMENTS—(continued)

DECEMBER 31, 2010

2. Summary of Significant Accounting Policies—(continued)

into separate units of accounting for revenue recognition purposes and, if division is required, how the arrangement consideration should be allocated among the separate units of accounting. If the arrangement constitutes separate units of accounting according to the separation criteria of ASC 605-25, a revenue recognition policy must be determined for each unit. If the arrangement constitutes a single unit of accounting, the revenue recognition policy must be determined for the entire arrangement.

Collaboration research and development revenue is earned and recognized as research is performed and related expenses are incurred. Non-refundable upfront fees, which may include, for example, an initial payment upon effectiveness of the contractual relationship, payment representing a common stock purchase premium or payment to secure a right for a future license, are recorded as deferred revenue and recognized into revenue as milestones and license fees from collaborations on a straight-line basis over the estimated period of the Company’s substantive performance obligations. If the Company does not have substantive performance obligations, it recognizes non-refundable upfront fees into revenue over the estimated development period for the applicable licensed product candidate(s).

Revenue for non-refundable payments based on the achievement of collaboration milestones is recognized as revenue when the milestone events are achieved if all of the following conditions are met: (1) achievement of the milestone event was not reasonably assured at the inception of the arrangement; (2) substantive effort is involved to achieve the milestone event; and (3) the amount of the milestone payment appears reasonable in relation to the effort expended, the other milestone payments in the arrangement and the related risk associated with achievement of the milestone event. If any of these conditions is not met, the milestone payment is deferred and recognized on a straight-line basis over a period determined as discussed above.

Research and development costs that are reimbursable under collaboration agreements are recorded in accordance with ASC 605, Subtopic 45, Principal Agent Considerations. Amounts reimbursed under a cost sharing arrangement are reflected as a reduction of research and development expense.

Product sales revenue is recognized when goods are shipped, at which point title has passed, net of allowances for returns and discounts. Grant payments received prior to the Company’s performance of work required by the terms of the award are recorded as deferred revenue and recognized as grant revenue as the Company performs the work and incurs reimbursable costs in accordance with the objectives of the award.

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

TARGACEPT, INC.

NOTES TO FINANCIAL STATEMENTS—(continued)

DECEMBER 31, 2010

2. Summary of Significant Accounting Policies—(continued)

and penalties, accounting in interim periods, disclosures and transition. The Company’s policy is to classify any interest recognized in accordance with ASC 740 as interest expense and to classify any penalties recognized in accordance with ASC 740 as an expense other than income tax expense.

Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with ASC Topic 260, Earnings Per Share, or ASC 260. Under the provisions of ASC 260, basic net income (loss) per share, or Basic EPS, is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted net income (loss) per share, or Diluted EPS, is computed by dividing net income (loss) by the weighted average number of common shares and dilutive common share equivalents outstanding. The calculations of Basic EPS and Diluted EPS are set forth in the table below (in thousands, except share and per share amounts):

	Year Ended December 31,
	2010	2009	2008
Basic:
Net income (loss)	$10,899	$(39,404)	$(25,661)

Weighted average common shares—basic	28,543,408	25,636,419	24,664,169

Basic EPS	$0.38	$(1.54)	$(1.04)

Diluted:
Net income (loss)	$10,899	$(39,404)	$(25,661)

Weighted average common shares—basic	28,543,408	25,636,419	24,664,169
Common share equivalents	1,606,916	—	—

Weighted average common shares—diluted	30,150,324	25,636,419	24,664,169

Diluted EPS	$0.36	$(1.54)	$(1.04)

Common share equivalents consist of the incremental common shares issuable upon the exercise of stock options. For each of the years ended December 31, 2009 and 2008, the Company excluded all common share equivalents from the calculation of Diluted EPS because their effect was anti-dilutive. As a result, Diluted EPS is identical to Basic EPS for those years. For each of the years ended December 31, 2009 and 2008, shares subject to outstanding stock options may have been included in the calculation of common share equivalents using the treasury stock method if the Company had been in a net income position. Shares subject to outstanding stock options that were anti-dilutive and consequently not included in the calculation of common share equivalents totaled 850,683, 3,648,268, and 3,123,249 for the years ended December 31, 2010, 2009, and 2008, respectively, calculated on a weighted-average basis.

Public Offerings of Common Stock

On January 23, 2008, the Company completed a public offering of 4,370,000 shares of its common stock at a price of $7.07 per share. The Company’s net proceeds from the offering, after deducting underwriters’ discounts and commissions and offering expenses payable by the Company, were $29,114,000.

TARGACEPT, INC.

NOTES TO FINANCIAL STATEMENTS—(continued)

DECEMBER 31, 2010

2. Summary of Significant Accounting Policies—(continued)

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

Stock-Based Compensation

The Company has two stock-based incentive plans, the 2000 Equity Incentive Plan of Targacept, Inc., as amended and restated through March 15, 2006, or the 2000 Plan, and the Targacept, Inc. 2006 Stock Incentive Plan, as amended and restated through November 28, 2007 and further amended effective June 10, 2009, or the 2006 Plan. The 2000 Plan and the 2006 Plan, or the Plans, are described more fully in Note 9.

The Company records stock-based compensation under the fair value recognition provisions of ASC Topic 718, Compensation—Stock Compensation, or ASC 718. Under ASC 718, the Company calculates the fair value of each option grant using the Black-Scholes-Merton valuation formula. The fair value of each grant is recorded as expense on a straight-line basis over the option’s vesting period.

ASC 718 also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow. This requirement reduces net operating cash flows and increases net financing cash flows for periods after adoption. The Company recognized $3,503,000 and $41,000 in excess tax deductions for the years ended December 31, 2010 and 2009, respectively. The Company cannot estimate the future effect of excess tax deductions or shortfalls on cash flows because they depend on, among other things, when employees exercise stock options and the tax deductions available to the Company at those times. No financing or operating cash flows have been recognized in periods prior to 2009 for excess tax deductions because of cumulative net operating losses generated since inception and because the related deferred tax assets are offset by a valuation allowance.

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

Fair Value

The carrying amounts of cash and cash equivalents, investments in marketable securities, receivables from collaborations, accounts payable and accrued expenses are considered to be representative of their respective fair

TARGACEPT, INC.

NOTES TO FINANCIAL STATEMENTS—(continued)

DECEMBER 31, 2010

2. Summary of Significant Accounting Policies—(continued)

values due to their short-term natures and, in the case of investments in marketable securities, their market interest rates. Likewise, the carrying amounts of the Company’s long-term debts are considered to be representative of their fair value due to their respective market interest rates.

The Company follows ASC Topic 820, Fair Value Measurements and Disclosures, or ASC 820, for application to financial assets. ASC 820 defines fair value, provides a consistent framework for measuring fair value under GAAP and requires fair value financial statement disclosures. ASC 820 applies only to measurement and disclosure of financial assets that are required or permitted to be measured and reported at fair value under other ASC topics (except for standards that relate to share-based payments such as ASC Topic 718, Compensation—Stock Compensation).

The valuation techniques of ASC 820 are based on both observable and unobservable inputs. Observable inputs reflect readily obtainable data from independent sources, and unobservable inputs reflect the Company’s market assumptions. ASC 820 classifies these inputs into the following hierarchy:

Level 1 Inputs—quoted prices (unadjusted) in active markets for identical assets that the reporting entity has the ability to access at the measurement date;

Level 2 Inputs—inputs other than quoted prices included within Level 1 that are observable for the asset, either directly or indirectly; and

Level 3 Inputs—unobservable inputs for the assets.

The following tables present the Company’s investments in marketable securities that are measured at fair value on a recurring basis as of December 31, 2010 and 2009, respectively:

December 31, 2010	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
U.S. Treasury and U.S. government and state government agency-backed securities	$47,463	$—	$—
Corporate debt securities	41,874	—	—
Certificates of deposit	13,000	—	—
Accrued interest	314	—	—

Total cash equivalents and marketable securities	$102,651	$—	$—

December 31, 2009	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Certificates of deposit	$27,000	$—	$—
Accrued interest	157	—	—

Total cash equivalents and marketable securities	$27,157	$—	$—

TARGACEPT, INC.

NOTES TO FINANCIAL STATEMENTS—(continued)

DECEMBER 31, 2010

2. Summary of Significant Accounting Policies—(continued)

The Company valued non-financial assets as of December 31, 2008, such as intangible assets measured at fair value, for an impairment assessment using other accounting standards in accordance with Section 15, Scope and Scope Exceptions, of ASC 820, Subtopic 10, Overall (see Note 5).

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) and net other comprehensive income. Net other comprehensive income includes unrealized gain and loss on the Company’s available-for-sale securities, which are excluded from net income (loss). The following is a reconciliation of net income (loss) to comprehensive income (loss) for the years presented.

	Year Ended December 31,
	2010	2009	2008
	(in thousands)
Net income (loss)	$10,899	$(39,404)	$(25,661)
Unrealized gain on marketable securities, net	225	—	—

Comprehensive income (loss)	$11,124	$(39,404)	$(25,661)

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

In October 2009, the FASB issued Accounting Standards Update No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force, or ASU 2009-13. ASU 2009-13 addresses the units of accounting for arrangements involving multiple deliverables and how arrangement consideration should be allocated to the separate units of accounting, when applicable. ASU 2009-13 eliminates the criterion in prior accounting guidance that objective and reliable evidence of the fair value of any undelivered items must exist for the delivered items to be considered a separate unit or separate units of accounting. ASU 2009-13 is effective for financial statements issued for fiscal years beginning after June 15, 2010 and can be applied either prospectively or retrospectively for all periods presented. The Company does not plan to apply ASU 2009-13 retrospectively and, therefore, does not expect ASU 2009-13 to impact the accounting treatment for its current strategic alliance and collaboration agreements. The impact of ASU 2009-13 on the accounting treatment for any future strategic alliance or collaboration agreement, or for any amendment to a current agreement, is not yet determinable.

TARGACEPT, INC.

NOTES TO FINANCIAL STATEMENTS—(continued)

DECEMBER 31, 2010

3. Investments in Marketable Securities

The following is a reconciliation of amortized cost to fair value of available-for-sale marketable securities held at December 31, 2010:

December 31, 2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Security type
Cash Equivalents
U.S.Treasury and U.S. government and state government agency-backed securities	$11,998	$1	$—	$11,999
Corporate debt securities	3,999	—	(2)	3,997
Marketable Securities—Short term
U.S. Treasury and U.S. government and state government agency-backed securities	14,698	2	—	14,700
Corporate debt securities	20,391	18	—	20,409
Certificates of deposit	13,000	—	—	13,000
Accrued interest	59	—	—	59
Marketable Securities—Long term
U.S. Treasury and U.S. government and state government agency-backed securities	20,689	84	(9)	20,764
Corporate debt securities—long term	17,337	149	(18)	17,468
Accrued interest	255	—	—	255

Total available-for-sale marketable securities	$102,426	$254	$(29)	$102,651

As of December 31, 2010, the Company held investments in marketable securities with unrealized gains of $254,000 and unrealized losses of $29,000. For investments in an unrealized loss position, the duration of the loss was less than 12 months. None of these investments is considered to be other-than-temporarily impaired.

As of December 31, 2010, the Company’s investments in marketable securities including those classified on its balance sheet as cash equivalents, reach maturity between January 12, 2011 and November 15, 2013, with a weighted average maturity date of approximately October 31, 2011.

As of December 31, 2009, the Company’s investments in marketable securities consisted of certificates of deposit of $27,000,000 and accrued interest of $157,000 for which amortized cost approximated fair value.

4. Property and Equipment

As of the respective dates shown, property and equipment consisted of the following:

	December 31,
	2010	2009
	(in thousands)
Laboratory equipment	$12,133	$10,371
Office furniture and fixtures	4,640	3,328
Leasehold improvements	1,175	1,133

	17,948	14,832
Less: accumulated depreciation	(11,876)	(10,049)

Property and equipment, net	$6,072	$4,783

TARGACEPT, INC.

NOTES TO FINANCIAL STATEMENTS—(continued)

DECEMBER 31, 2009

4. Property and Equipment—(continued)

The Company recorded $1,979,000, $1,818,000, and $1,767,000 of depreciation expense for the years ended December 31, 2010, 2009 and 2008, respectively.

5. Intangible Assets

As of the respective dates shown, intangible assets consisted of the following:

	December 31,
	2010	2009
	(in thousands)
Patents	$296	$296
Less: accumulated amortization	(147)	(129)

Total	$149	$167

Intangible assets consist of licensed patent rights assigned to the Company by Layton Bioscience, Inc. in 2002, which had an original value to the Company of $296,000.

The 2002 assignment by Layton Bioscience also included rights related to the Inversine trademark and product technology, an intangible asset that had an original value to the Company of $346,000. During the fourth quarter of 2008, as part of its processes for preparation of its financial statements, the Company performed an impairment analysis of its intangible assets. As of the date of the analysis, the Company had recognized a net loss on sales of Inversine in each of 2008 and 2007 and did not expect to recognize net income from sales of Inversine in future periods. The history of losses on sales of Inversine and the forecast for future periods indicated the carrying value of the Inversine trademark and product technology intangible asset may not have been recoverable. Using a discounted cash flow model that is based on estimated future net product sales and cost of product sales and considers assumptions such as, among other things, estimated future product sales volumes and estimated future sales price increases, the Company estimated the fair value of the Inversine trademark and product technology intangible asset and determined that it had no fair value. As a result, the Company recorded an impairment charge for the full amount of the unamortized balance of the Inversine trademark and product technology intangible asset as of the valuation date, or $220,000, to research and development expense in the fourth quarter of 2008.

The impairment charge had no effect on the Company’s prospective amortization of $17,000 each year of the licensed patent rights intangible asset to research and development expense on a straight-line basis over the remaining useful life of the patents, a period of 17 years from the date of acquisition.

6. Accrued Expenses

As of the respective dates shown, accrued expenses consisted of the following:

	December 31,
	2010	2009
	(in thousands)
Clinical trial and preclinical study costs	$8,326	$2,551
Employee compensation	2,032	2,447
Other	158	269

Total	$10,516	$5,267

TARGACEPT, INC.

NOTES TO FINANCIAL STATEMENTS—(continued)

DECEMBER 31, 2010

7. Long-term Debt

In July 2010, the Company entered into a loan agreement with a bank that provides aggregate borrowing capacity of $4,000,000 to be provided in up to three individual term loans that the Company may take at any time on or prior to June 30, 2011 to fund the purchase of equipment, furnishings, software and other fixed assets. The Company borrowed $1,228,000 under the loan agreement in September 2010. The Company’s September 2010 borrowing bears interest at a fixed rate of 3.40% per annum and is repayable in equal monthly installments of $28,000 beginning January 1, 2011 through the maturity date of December 1, 2014. Any future borrowing under the loan agreement would bear interest, at the Company’s discretion on a loan-by-loan basis, at either a variable rate equal to the thirty-day LIBOR plus 2.15%, adjusted monthly on the first day of each month, or a fixed rate equal to the bank’s fixed rate cost of funds index corresponding to the term of the loan plus 2.15%. Also, any future borrowing would be interest only through June 30, 2011 and then would be re-payable in equal monthly installments of principal and interest over the next 48 months. Pursuant to the loan agreement, the Company granted a first priority security interest in favor of the bank in the assets acquired with the proceeds of the loan facility.

In March 2008, the Company entered into a loan agreement with a bank that provided borrowing capacity of $5,300,000 to fund the purchase of equipment, furnishings, software and other fixed assets and enable the refinancing of an existing loan facility with another lender. The Company borrowed $4,811,000 upon entering into the loan agreement and borrowed the remaining $489,000 in September 2008. The Company’s March 2008 borrowing bears interest at a fixed rate of 5.231% per annum and is repayable in equal monthly installments of $112,000 beginning April 1, 2008 through the maturity date of March 1, 2012. The Company used $1,679,000 of the proceeds from the March 2008 borrowing to pay and satisfy in full the principal and interest outstanding on two tranches of the existing loan facility with another lender and granted a first priority security interest in favor of the bank in assets previously acquired with the proceeds of those tranches. The Company’s September 2008 borrowing bears interest at a fixed rate of 6.131% per annum and is repayable in equal monthly installments of $11,000 beginning October 1, 2008 through the maturity date of September 1, 2012.

During 2002, the Company borrowed $500,000 from the City of Winston-Salem. No payments were due on the City of Winston-Salem note until April 2007, when the Company began making monthly payments of $9,000 on the loan based on an interest rate of 5%. The note payable to the City of Winston-Salem was scheduled to mature on April 19, 2012. In December 2010, the Company repaid the remaining $135,000 balance of the note payable.

The Company paid $156,000, $223,000 and $244,000 in interest under notes payable during the years ended December 31, 2010, 2009 and 2008, respectively. Maturities of long-term debt were as follows at December 31, 2010 (in thousands):

2011	$1,710
2012	728
2013	319
2014 and thereafter	302

$3,059

8. Income Taxes

For the year ended December 31, 2010, the Company recognized $3,526,000 of income tax expense primarily as a result of the application of ASC 740 to stock-based compensation. Exercises of stock options during year ended December 31, 2010 resulted in tax deductions for stock-based compensation in excess of

TARGACEPT, INC.

NOTES TO FINANCIAL STATEMENTS—(continued)

DECEMBER 31, 2009

8. Income Taxes—(continued)

expense recorded for the stock options under GAAP, resulting in an income tax benefit of $3,503,000. The Company recognized the income tax benefit related to the excess tax deductions as an increase to capital in excess of par value, which based on ASC 740 resulted in an offsetting charge in the same amount to income tax expense.

For the year ended December 31, 2009, the Company recognized an $88,000 income tax benefit primarily as a result of elections to forgo certain “bonus depreciation” deductions for federal income tax purposes in exchange for refundable research and development tax credits under the Housing Assistance Tax Act of 2008, as extended by the American Recovery and Reinvestment Act of 2009. For the year ended December 31, 2008, there was no net income tax expense (benefit) for federal or state income taxes because the Company incurred net operating losses. The Company has incurred cumulative net operating losses since inception. For the years shown, components of the Company’s income tax expense (benefit) were as follows:

	Year Ended December 31,
	2010	2009	2008
	(in thousands)
Current:
Federal	$3,086	$(96)	$—
State	440	8	—

Net current income tax expense (benefit)	3,526	(88)	—

Deferred:
Federal	(1,519)	13,230	9,462
State	1,321	2,951	1,112
Valuation allowance	198	(16,181)	(10,574)

Net deferred income tax expense (benefit)	—	—	—

Net income tax expense (benefit)	$3,526	$(88)	$—

The Company’s effective tax rate differs from the federal income tax rate for the following reasons:

	Year Ended December 31,
	2010	2009	2008
Expected federal income tax benefit/expense at statutory rate	35%	35%	34%
Increase (decrease) resulting from:
Research and development credits	(12)	5	4
Stock-based compensation	4	(1)	(1)
State income tax expense, net of federal benefit	3	4	4
Qualifying Therapeutic Drug Project grant	(3)	—	—
Change in unrecognized tax benefit reserves	(3)	—	—
Change in valuation allowance	(1)	(41)	(41)
Other	1	(2)	—

	24%	—%	—%

At December 31, 2010, 2009 and 2008, the Company had net operating loss carryforwards for federal income tax purposes of $39,011,000, $152,839,000 and $113,648,000, respectively, and for state income tax

TARGACEPT, INC.

NOTES TO FINANCIAL STATEMENTS—(continued)

DECEMBER 31, 2009

8. Income Taxes—(continued)

purposes of $76,178,000, $135,789,000 and $113,493,000, respectively. At December 31, 2010, 2009 and 2008, the Company had research and development income tax credits for federal income tax purposes of $9,556,000, $7,340,000 and $6,118,000, respectively. The Company had research and development income tax credits for state income tax purposes of $1,021,000 and $595,000 at December 31, 2010 and 2009, respectively. The federal net operating loss carryforwards begin to expire in 2021. The state net operating loss carryforwards begin to expire in 2016. The federal and state research and development tax credits begin to expire in 2021.

Utilization of the net operating loss carryforwards and credits may be subject to a substantial annual limitation due to ownership change limitations provided by Section 382 of the Internal Revenue Code of 1986, as amended, and similar state provisions. A series of stock issuances occurring prior to the Company’s initial public offering gave rise to such an ownership change. As a result, an annual limitation is imposed on the Company’s use of net operating loss and credit carryforwards attributable to periods before the change.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company’s net deferred tax assets relate principally to its recognition of deferred license fees from collaborations, research and development tax credits and net operating loss carryforwards. A valuation allowance has been recognized to offset the deferred tax assets. If and when recognized, the tax benefit for those items will be reflected in the period in which the benefit is recorded as a reduction of income tax expense. However, in the event the Company has excess tax deductions related to the exercise of stock options, the tax benefit will be reflected as an increase to capital in excess of par value. The utilization of the loss carryforwards to reduce future income taxes will depend on the Company’s ability to generate sufficient taxable income prior to the expiration of the net operating loss carryforwards. For the year ended December 31, 2010, the valuation allowance decreased $198,000. For the years ended December 31, 2009 and 2008, the valuation allowance increased $16,181,000 and $10,574,000, respectively.

As of the respective dates shown, significant components of the Company’s deferred tax assets (liabilities) were as follows:

	December 31,
	2010	2009
	(in thousands)
Deferred tax assets:
Collaboration revenue	$55,857	$9,296
Research and development tax credit	8,443	6,346
Net operating loss carryforward	7,463	50,750
Patents	2,125	1,704
Stock-based compensation	1,903	1,317
Accrued royalties	—	6,068
Other	35	—

Total gross deferred tax assets	75,826	75,481
Valuation allowance	(75,114)	(75,311)

Net deferred tax asset	712	170
Deferred tax liabilities
Equipment and other	(712)	(170)

Net deferred tax asset	$—	$—

TARGACEPT, INC.

NOTES TO FINANCIAL STATEMENTS—(continued)

DECEMBER 31, 2009

8. Income Taxes—(continued)

For the year ended December 31, 2009, stock option exercises resulted in $5,714,000 in excess tax deductions. The benefit of these excess tax deductions had not begun to be realized as of December 31, 2010 because the Company has incurred cumulative net operating losses. Accordingly, the tax benefit will not be recognized as an increase to capital in excess of par value until the excess deductions reduce income taxes payable.

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

A reconciliation of beginning and ending unrecognized tax benefits is as follows (in thousands):

Balance at January 1, 2008	$942
Additions based on tax positions related to the current year	278

Balance at December 31, 2008	1,220
Additions based on tax positions related to the current year	532
Additions based on tax positions related to prior years	134

Balance at December 31, 2009	1,886
Decreases based on tax positions related to prior years	(412)

Balance at December 31, 2010	$1,474

None of the unrecognized tax benefits would, if recognized, affect the effective tax rate because the Company has recorded a valuation allowance to fully offset federal and state deferred tax assets. The Company has no tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease during 2011. No interest or penalties with respect to unrecognized tax positions are recognized in the statement of operations for any of the years ended December 31, 2010, 2009 or 2008.

Because the Company has incurred cumulative net operating losses since inception, all tax years remain open to examination by U.S. federal, North Carolina and Massachusetts tax authorities. An examination of the Company’s 2006 federal income tax return was completed in 2009 with no adjustments. The Company’s 2009, 2008, 2007 and 2006 North Carolina income tax returns are under examination.

In November 2010, the Internal Revenue Service notified the Company that it had approved cumulative grants of $1,467,000 to the Company under the Qualifying Therapeutic Discovery Project tax credit program enacted as part of the Patient Protection and Affordable Care Act of 2010. In the fourth quarter of 2010, the Company recorded the cumulative grants as grant revenue in its financial statements.

9. Stock-Based Incentive Plans

The 2000 Plan became effective in August 2000. The 2006 Plan became effective in April 2006 and is the successor equity incentive program to the 2000 Plan. All shares previously reserved under the 2000 Plan and not subject to outstanding awards under the 2000 Plan are now reserved for grant under the 2006 Plan. As of December 31, 2010, the number of shares authorized for issuance under the Plans was 7,282,078, of which 2,261,896 shares remained available for grant.

Awards may be made with respect to the 2006 Plan, or may have been made with respect to both Plans, to participants under the Plans in the form of incentive and nonqualified stock options, restricted stock, stock

TARGACEPT, INC.

NOTES TO FINANCIAL STATEMENTS—(continued)

DECEMBER 31, 2009

9. Stock-Based Incentive Plans—(continued)

appreciation rights, stock awards, and performance awards. Eligible participants under the Plans include employees, directors and certain independent contractors, consultants or advisors of the Company or a related corporation. Awards made under the Plans have vesting periods that are determined at the discretion of the administrator and range from 0 to 5 years and most commonly have 10-year contractual terms or, in some cases, shorter terms designed to comply with Section 409A of the Internal Revenue Code. The exercise price of incentive options granted under the Plans may not be less than 100% of the fair market value of the common stock on the date of grant, as determined by the administrator.

Under ASC 718, the Company recognizes the grant date fair value of stock options issued to employees and non-employee directors over the requisite service periods, which are typically the vesting periods. The Company uses the Black-Scholes-Merton formula to estimate the fair value of its stock-based payments. The volatility assumption used in the Black-Scholes-Merton formula is based on the calculated historical volatility of twelve to sixteen benchmark companies in the Company’s industry that have been identified as comparable public entities. The expected term for stock options granted during 2010, 2009 and 2008 is based on historical analysis. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

The following table illustrates the weighted average assumptions for the Black-Scholes-Merton model used in determining the fair value of stock options granted as of the respective dates shown:

	Year ended December 31,
	2010	2009	2008
Dividend yield	—	—	—
Risk-free interest rate	2.9%	2.0%	3.4%
Volatility	0.7	0.7	0.7
Expected term	6.27 years	6.72 years	6.43 years

A summary of option activity and changes during each of the years ended December 31, 2010, 2009 and 2008 appears below:

	Shares Subject to Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
				(in thousands)
Outstanding at December 31, 2007	3,125,161	$5.11
Granted	106,485	6.71
Forfeited	(21,595)	6.73
Exercised	(90,954)	2.98

Outstanding at December 31, 2008	3,119,097	5.21
Granted	779,400	3.06
Forfeited	(12,229)	4.30
Exercised	(1,062,456)	3.16

Outstanding at December 31, 2009	2,823,812	5.40
Granted	941,532	20.88
Forfeited	(21,867)	17.63
Exercised	(643,862)	5.12

Outstanding at December 31, 2010	3,099,615	$10.07	7.11 years	$50,931

Vested and exercisableat December 31, 2010	1,933,244	$7.38	6.20 years	$36,971

TARGACEPT, INC.

NOTES TO FINANCIAL STATEMENTS—(continued)

DECEMBER 31, 2009

9. Stock-Based Incentive Plans—(continued)

The weighted average grant date fair value of options granted during the years ended December 31, 2010, 2009, and 2008 was $13.46, $2.03, and $4.38, respectively. The total intrinsic value of options exercised during the years ended December 31, 2010, 2009, and 2008 was $11,527,000, $16,833,000, and $489,000, respectively.

A summary of the status of non-vested stock options granted under the 2006 Plan as of December 31, 2010 and changes during the year ended December 31, 2010 appears below:

	Shares Subject to Options	Weighted Average Grant-Date Fair Value Per Share
Non-vested at January 1, 2010	936,326	$3.14
Granted	941,532	13.46
Vested	(690,166)	6.37
Forfeited	(21,321)	11.43

Non-vested at December 31, 2010	1,166,371	$9.41

As of December 31, 2010, there was $10,972,000 of total unrecognized compensation expense related to non-vested stock-based compensation arrangements granted under the Plans, before considering estimated forfeitures. That cost is expected to be recorded over a weighted average period of 2.62 years. The total fair value of shares subject to stock-based compensation arrangements granted under the Plans that vested during the years ended December 31, 2010, 2009, and 2008 was $4,396,000, $2,338,000 and $2,217,000, respectively.

The Company had 3,099,615 and 2,823,812 shares of common stock reserved for future issuance upon the exercise of outstanding stock options at December 31, 2010 and 2009, respectively.

10. Commitments and Contingencies

Office Lease

On March 1, 2002, the Company entered into an agreement with Wake Forest University Health Sciences to lease an office and research facility in Winston-Salem, North Carolina with an initial term that extended through July 31, 2007. The lease contained a renewal option for up to one additional five-year term, with a rental rate for the renewal term similar to the initial term. From 2005 to 2010, the terms of the lease were amended to, among other things, increase the rental space and include a second renewal term, exercisable at the Company’s option, at the then-existing market rate for similar space in the Piedmont Triad in North Carolina. The Company exercised its first renewal option in January 2007 and, as a result, the lease extends until July 31, 2012.

Rent expense incurred by the Company under the office lease and other operating leases was $2,003,000 for the year ended December 31, 2010 and $2,148,000 for each of the years ended December 31, 2009 and 2008.

The following table illustrates expected future lease payments under operating leases (in thousands):

2011	$2,531
2012	1,489
2013	29
2014 and thereafter	27

$4,076

TARGACEPT, INC.

NOTES TO FINANCIAL STATEMENTS—(continued)

DECEMBER 31, 2009

10. Commitments and Contingencies—(continued)

Employment Arrangements

The Company has entered into employment agreements with some of its executive officers. Under the agreements, if the Company terminates the employment of the executive officer other than for just cause or if the executive officer terminates his employment for good reason, in each case as that term is defined in the agreement, the executive officer is entitled, among other things, to receive severance equal to his current base salary for nine to twelve months following termination or, if shorter, until he secures other employment. The executive officer would also be entitled to continuation of the health and life insurance benefits coverage provided to him as of the date of termination for the period during which he receives severance.

11. Retirement Savings Plan

The Company has a 401(k) retirement plan in which all of its employees are eligible to participate. The Company contributed $487,000, $666,000, and $558,000 to the plan for the years ended December 31, 2010, 2009 and 2008, respectively. The Company matched employee contributions to the plan, on a per employee basis, up to 4% of each employee’s wages for the year ended December 31, 2010. During 2009 and 2008 the Company matched employee contributions to the plan, on a per employee basis, up to 6% of each employee’s wages.

12. Strategic Alliance and Collaboration Agreements

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

AstraZeneca paid the Company an initial fee of $10,000,000 in February 2006. Based on the agreement terms, the Company allocated $5,000,000 of the initial fee to the research collaboration, which the Company recognized as revenue on a straight-line basis over the four-year term of the research collaboration. The Company deferred recognition of the remaining $5,000,000 of the initial fee, which was allocated to the AZD3480 license grants, until December 2006, when AstraZeneca made a determination to proceed with further development of AZD3480. As a result, in the first quarter of 2007, the Company began recognizing the $5,000,000 of the initial fee that it had previously deferred as revenue on a straight-line basis over the estimated five-year development period for AZD3480. In July 2009, based on feedback received from AstraZeneca regarding its development plans for AZD3480 for ADHD, the Company extended its estimate of the development period for AZD3480 to continue through 2013 and began recognizing the part of the $5,000,000 portion of the initial fee not yet recognized as of April 1, 2009 as revenue on a straight-line basis over the remaining estimated development period. The Company recognized $683,000, $1,934,000, and $2,250,000 of the initial fee as revenue for the years ended December 31, 2010, 2009, and 2008, respectively.

Under the agreement, the Company is also eligible to receive (1) additional payments of up to $103,000,000 if development, regulatory, and first commercial sale milestone events for AZD3480 are achieved only for

TARGACEPT, INC.

NOTES TO FINANCIAL STATEMENTS—(continued)

DECEMBER 31, 2010

12. Strategic Alliance and Collaboration Agreements—(continued)

ADHD, (2) other payments if development, regulatory, first commercial sale and first detail milestone events for AZD3480 are achieved for any other target indication under the agreement and (3) if regulatory approval is achieved for AZD3480 for any particular indication, stepped double-digit royalties on any sales of AZD3480 for that indication or any other indication. Under the terms of a sponsored research agreement and a subsequent license agreement between the Company and University of Kentucky Research Foundation, or UKRF, if the Company receives any of these payments from AstraZeneca related to AZD3480, including royalties, the Company is required to pay a low-single digit percentage of each such payment to UKRF.

The Company is exploring the practicability of conducting an additional clinical trial of AZD3480 in Alzheimer’s disease. In September 2010, the Company and AstraZeneca amended the agreement to enable the Company potentially to conduct such a trial and to provide for respective roles and responsibilities and associated financial terms. Under the amendment, the Company received $500,000 from AstraZeneca in October 2010 and is eligible to receive additional payments of up to $5,700,000 in the aggregate.

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

The Company and AstraZeneca conducted a multi-year preclinical research collaboration under the agreement. The term of the research collaboration expired in January 2010 and, as a result, the Company did not recognize any collaboration research and development revenue for the year ended December 31, 2010. While the research collaboration was ongoing, the Company was eligible to receive payments from AstraZeneca for research services performed. The Company recognized collaboration research and development revenue as the research was performed and related expenses were incurred. The Company recognized collaboration research and development revenue of $5,246,000 and $8,921,000 for the years ended December 31, 2009 and 2008, respectively. The Company recognized additional collaboration research and development revenue of $46,000 for the year ended December 31, 2008 for clinical trial material purchased by AstraZeneca from the Company and other research and development costs reimbursable under the collaboration.

In October 2007, the Company provided notice under the agreement offering AstraZeneca the right to license its product candidate TC-5619 for specified conditions characterized by cognitive impairment. Based on a subsequent election by AstraZeneca made under the terms of the agreement, AstraZeneca paid the Company $2,000,000 and the Company agreed to develop TC-5619 independently through completion of Phase 1 clinical development and a Phase 2 clinical proof of concept clinical trial in accordance with a mutually acceptable development plan, following which AstraZeneca would have the right to license TC-5619 on terms specified in the agreement, as it was amended in April 2010 as described below. The Company is recognizing the $2,000,000 payment as revenue on a straight-line basis over the estimated period of the Company’s research and development obligations for TC-5619. Accordingly, the Company recognized $278,000, $596,000 and $923,000 of the payment as revenue for the years ended December 31, 2010, 2009 and 2008, respectively.

TARGACEPT, INC.

NOTES TO FINANCIAL STATEMENTS—(continued)

DECEMBER 31, 2009

12. Strategic Alliance and Collaboration Agreements—(continued)

In April 2010, the Company and AstraZeneca amended the agreement to modify the terms applicable to TC-5619. In conjunction with the amendment, the Company and AstraZeneca agreed to an expanded development program for TC-5619 and the Company received a payment of $11,000,000 to maintain AstraZeneca’s option to license TC-5619. The Company recorded the $11,000,000 payment as deferred revenue and is recognizing it as revenue on a straight-line basis over the estimated period of the Company’s research and development obligations for TC-5619. The Company recognized $6,286,000 of the payment as revenue for the year ended December 31, 2010.

As part of the expanded TC-5619 development program, the Company had two Phase 2 clinical proof of concept trials ongoing as of December 31, 2010, one in cognitive dysfunction in schizophrenia, or CDS, and one in adults with ADHD. The Company is also conducting specified clinical and non-clinical studies to support the potential advancement of TC-5619 into Phase 2 clinical development for Alzheimer’s disease. Under the agreement, AstraZeneca has an option for an exclusive license to TC-5619 for various cognitive disorders. If TC-5619 has been licensed by AstraZeneca or remains subject to AstraZeneca’s license option, any future Phase 2 clinical development for Alzheimer’s disease will be funded by AstraZeneca.

In January 2011, the Company announced positive top-line results from the CDS trial. If AstraZeneca exercises its option, it would pay the Company an exercise fee of $30,000,000 and assume responsibility for and fund all future development (except for completion of the Company’s ongoing studies) and commercialization for TC-5619. In that event, the Company would be eligible to receive additional payments of up to $212,000,000, if development, regulatory, first commercial sale and first detail milestone events for TC-5619 are achieved in three indications, and stepped double-digit royalties on any future TC-5619 product sales for any indication. If AstraZeneca does not exercise its option, the Company would retain all of its rights in TC-5619.

The Company has also received payments under the agreement that it recognized in full as revenue upon achievement of the corresponding milestone event because the event met each of the conditions required for immediate recognition under its revenue recognition policy (see Note 2). In particular, the Company received a $10,000,000 payment from AstraZeneca in July 2009 based on achievement of the objective in a completed Phase 2 clinical trial of AZD3480 in adults with ADHD, a milestone event under an amendment to the agreement. The Company made a payment of $350,000 to UKRF in December 2009 as a result of the $10,000,000 payment received from AstraZeneca. The Company has also received cumulative payments from AstraZeneca of $2,600,000 based on the achievement of milestone events related to the development of product candidates arising under the parties’ completed preclinical research collaboration, including AZD1446.

AstraZeneca has paid the Company an aggregate of $82,620,000 under the agreement since its inception.

TC-5214

In December 2009, the Company entered into a collaboration and license agreement with AstraZeneca AB for the global development and commercialization of TC-5214. Under the agreement, AstraZeneca made an upfront payment to the Company of $200,000,000 and the Company is eligible to receive cumulative payments of up to an additional $540,000,000 if specified development, regulatory and first commercial sale milestone events for TC-5214 are achieved, cumulative payments of up to an additional $500,000,000 if specified sales related milestone events for TC-5214 are achieved and significant stepped double-digit royalties on net sales of TC-5214 worldwide. The Company recorded the upfront payment made by AstraZeneca as deferred revenue and is recognizing the payment as revenue on a straight-line basis over the estimated period of the Company’s

TARGACEPT, INC.

NOTES TO FINANCIAL STATEMENTS—(continued)

DECEMBER 31, 2010

12. Strategic Alliance and Collaboration Agreements—(continued)

substantive performance obligations under the agreement, or approximately 33 months. The Company recognized $72,565,000 and $398,000 of the upfront payment as revenue for the years ended December 31, 2010 and 2009, respectively. The Company would recognize as revenue the full amount of each payment received based on the achievement of milestone events under the agreement upon its achievement if the Company determines that the revenue satisfies the requirements for immediate recognition under its revenue recognition policy (see Note 2).

The Company and AstraZeneca have jointly designed a program for the global development of TC-5214. The initial program includes development of TC-5214 as an adjunct therapy and as a “switch” monotherapy, in each case in patients with major depressive disorder who do not respond adequately to initial antidepressant treatment. AstraZeneca is responsible for 80% and the Company is responsible for 20% of the costs of the initial program, except that AstraZeneca is responsible for 100% of development costs that are required only to obtain or maintain regulatory approval in countries outside the United States and the European Union. The Company has the right to terminate its obligation to fund its share of the costs of the initial program once it has funded a specified amount. In addition, for each of the Company and AstraZeneca, costs that were not contemplated at execution to be part of the initial program may in some cases be excluded from the cost-sharing arrangement. If the Company funds the specified amount and terminates its obligation to fund its share of further costs of the initial program, any future milestones and royalties payable to the Company under this agreement would be reduced by the amount of the Company’s unfunded share plus interest at a specified rate, subject to a maximum reduction that may be applied to any one payment. In addition, if the Company and AstraZeneca mutually agree to develop TC-5214 for any indication other than major depressive disorder or in any formulation other than those contemplated by the initial program, the same cost-sharing arrangement would apply, except that the Company would have the immediate right to terminate its obligation to fund its share of development costs for the other indication or formulation. If the Company terminates its obligation to fund its share of these other development costs, any future milestones and royalties payable to the Company under this agreement would be reduced by the amount of the Company’s unfunded share plus interest at a specified rate, subject to a maximum reduction that may be applied to any one payment, but only from and after the occurrence of a specified event to be agreed upon by the parties.

The Company’s portion of the costs of the initial program for the year ended December 31, 2010 was $10,771,000. AstraZeneca’s allocable portion of the initial program costs paid by the Company for the year ended December 31, 2010 was $2,023,000, which is reflected in the Company’s financial statements as a reduction to research and development expense.

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

Under the terms of an existing license agreement, the Company paid $16,000,000 to University of South Florida Research Foundation, or USFRF, in February 2010 based on the Company’s receipt of the upfront payment from AstraZeneca and would be required to pay to USFRF a percentage of each milestone payment that may be received from AstraZeneca, after deducting from the milestone payment the unexhausted portion of the Company’s projected share of the costs of the initial development program for TC-5214, as well as royalties on

TARGACEPT, INC.

NOTES TO FINANCIAL STATEMENTS—(continued)

DECEMBER 31, 2010

12. Strategic Alliance and Collaboration Agreements—(continued)

any future TC-5214 product sales. The percentage of each milestone payment, net of any deduction, that the Company would be required to pay would be at least 10% and could be greater in specified circumstances. Based on the terms of the license agreement with USFRF and the terms of another existing license agreement with Yale University, the Company expects to pay royalties at an effective worldwide rate in the low single digits and that the effective royalty rate could in some circumstances reach the mid single digits.

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

Under the agreement and a related stock purchase agreement, GlaxoSmithKline made an initial payment to the Company of $20,000,000 and purchased 1,275,502 shares of the Company’s common stock for an aggregate purchase price of $15,000,000 on July 27, 2007. The purchase price paid by GlaxoSmithKline reflected an aggregate deemed premium of $3,521,000, based on the closing price of the Company’s common stock on the trading day immediately preceding the date that agreements were signed and announced. The Company deferred recognition of both the initial payment made by GlaxoSmithKline and the deemed premium paid for the shares of the Company’s common stock purchased by GlaxoSmithKline and is recognizing both amounts into revenue on a straight-line basis over the estimated nine-year period of the Company’s research and early development obligations under the agreement. The Company recognized $2,613,000 of the initial payment and deemed premium as revenue for each of the years ended December 31, 2010, 2009, and 2008.

In December 2007, the Company received a $6,000,000 payment from GlaxoSmithKline upon the achievement of a specified milestone event under the agreement. The Company determined the payment did not meet each of the conditions of its revenue recognition policy (see Note 2) required for recognition of the full amount into revenue upon achievement of the milestone. Specifically, based on the progress of this product candidate as of inception of the agreement, achievement of this milestone was reasonably assured within the meaning of the Company’s revenue recognition policy. Accordingly, the Company recorded the payment as deferred revenue and is recognizing it into revenue on a straight-line basis over the estimated period of the Company’s research and early development obligations under the agreement. The Company recognized $692,000 of the payment as revenue for each of the years ended December 31, 2010, 2009 and 2008.

Beyond the $6,000,000 payment discussed above, the Company has received an aggregate of $4,000,000 in payments from GlaxoSmithKline for achievement of various milestone events under the agreement related to progress in the Company’s preclinical programs, including $2,500,000 for the year ended December 31, 2009. The Company immediately recognized the full amount of each payment as revenue upon achievement of the corresponding milestone event because each event met each of the conditions required for immediate recognition under its revenue recognition policy (see Note 2).

13. Subsequent Event

In late February 2011, the Company received notice of termination of its product development and commercialization agreement from GlaxoSmithKline. By the terms of the agreement, the termination becomes effective in late May 2011. As a result of the termination, the Company expects to recognize into revenue in the

TARGACEPT, INC.

NOTES TO FINANCIAL STATEMENTS—(continued)

DECEMBER 31, 2010

13. Subsequent Event —(continued)

first quarter of 2011 $18,421,000 in deferred amounts received under the agreement and remaining to be recognized as of December 31, 2010. The Company recognized $3,305,000 of the deferred amounts received under the agreement for each of 2010, 2009 and 2008.

14. Selected Quarterly Financial Data (unaudited)

	2010 Quarter
	First	Second	Third	Fourth
	(in thousands, except share and per share amounts)
Net operating revenues	$19,518	$20,902	$21,798	$23,495
Income (loss) from operations	7,089	4,966	2,417	(1,357)
Income tax expense	(626)	(1,512)	(257)	(1,131)
Net income (loss)	6,795	3,782	2,486	(2,164)
Basic net income (loss) per share(1)	$0.24	$0.13	$0.09	$(0.08)
Diluted net income (loss) per share	$0.23	$0.13	$0.08	$(0.08)
Weighted average common shares outstanding—basic	28,311,452	28,509,619	28,622,187	28,724,965
Weighted average common shares outstanding—diluted	29,172,218	30,152,309	30,173,406	28,724,965

	2009 Quarter
	First	Second	Third	Fourth
	(in thousands, except share and per share amounts)
Net operating revenues	$6,141	$2,830	$12,663	$3,428
(Loss) income from operations	(5,052)	(9,855)	1,204	(26,622)
Income tax benefit	73	—	10	5
Net (loss) income	(4,677)	(9,654)	1,334	(26,407)
Basic net (loss) income per share(1)(2)	$(0.19)	$(0.39)	$0.05	$(0.96)
Diluted net (loss) income per share	$(0.19)	$(0.39)	$0.05	$(0.96)
Weighted average common shares outstanding—basic(2)	24,964,909	24,966,347	25,126,823	27,465,714
Weighted average common shares outstanding—diluted(2)	24,964,909	24,966,347	26,943,535	27,465,714

(1)	Per common share amounts for the quarters and full years have been calculated separately. Accordingly, the sum of quarterly amounts may not equal the annual amount because of differences in the weighted average common shares outstanding during each period, principally due to the effect of share issuances by the Company during the year.

(2)	Diluted weighted average common shares outstanding are identical to basic weighted average common shares outstanding and Diluted EPS is identical to Basic EPS for the fourth quarter of 2010 and for the first, second and fourth quarters of 2009 because common share equivalents are excluded from the calculations of diluted weighted average common shares outstanding for those quarters, as their effect is antidilutive.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may lessen. Our management, including our chief executive officer and chief financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2010 using the criteria established in a report entitled “Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission” and in accordance with the interpretive guidance issued by the SEC in Release No. 34-55929. Based on its assessment, our management concluded that, as of December 31, 2010, our internal control over financial reporting was effective.

Our independent registered public accounting firm has issued an audit report on the effectiveness of our internal control over financial reporting as of December 31, 2010. The report appears below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Targacept, Inc.

We have audited Targacept, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Targacept, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Targacept, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Targacept, Inc. as of December 31, 2010 and 2009, and the related statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2010 and our report dated March 11, 2011 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

Raleigh, North Carolina

March 11, 2011

(c) Changes in Internal Controls. No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Information called for by this Item may be found in our definitive Proxy Statement in connection with our 2011 Annual Meeting of Stockholders to be filed with the SEC under the captions “Board of Directors and Management,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated by reference in this Item 10.

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

Information called for by this Item may be found in our definitive Proxy Statement in connection with our 2011 Annual Meeting of Stockholders to be filed with the SEC under the captions “Executive Compensation” and “Corporate Governance” and is incorporated by reference in this Item 11.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information called for by this Item may be found in our definitive Proxy Statement in connection with our 2011 Annual Meeting of Stockholders to be filed with the SEC under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” and is incorporated by reference in this Item 12.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Information called for by this Item may be found in our definitive Proxy Statement in connection with our 2011 Annual Meeting of Stockholders to be filed with the SEC under the captions “Certain Relationships and Related Person Transactions” and “Corporate Governance” and is incorporated by reference in this Item 13.

Item 14.	Principal Accounting Fees and Services.

Information called for by this Item may be found in our definitive Proxy Statement in connection with our 2011 Annual Meeting of Stockholders to be filed with the SEC under the caption “Independent Registered Public Accounting Firm Fee Information and Audit Committee Pre-Approval Policy” and is incorporated by reference in this Item 14.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements. For a list of the financial statements included in this annual report, see “Index to the Financial Statements” on page 92.

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

Date: March 11, 2011	Targacept, Inc.

	By:	/S/ J. DONALD DEBETHIZY
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

Signature	Title	Date

/S/ J. DONALD DEBETHIZY J. Donald deBethizy	Chief Executive Officer, President and Director (principal executive officer)	March 11, 2011

/S/ ALAN A. MUSSO Alan A. Musso	Senior Vice President, Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)	March 11, 2011

/S/ MARK SKALETSKY Mark Skaletsky	Chairman of the Board of Directors	March 11, 2011

/S/ M. JAMES BARRETT M. James Barrett	Director	March 11, 2011

/S/ CHARLES A. BLIXT Charles A. Blixt	Director	March 11, 2011

/S/ JULIA R. BROWN Julia R. Brown	Director	March 11, 2011

/S/ G. STEVEN BURRILL G. Steven Burrill	Director	March 11, 2011

/S/ ERROL B. DE SOUZA Errol B. De Souza	Director	March 11, 2011

/S/ ALAN W. DUNTON Alan W. Dunton	Director	March 11, 2011

/S/ JOHN P. RICHARD John P. Richard	Director	March 11, 2011

/S/ RALPH SNYDERMAN Ralph Snyderman	Director	March 11, 2011

EXHIBIT INDEX

Exhibit Number	Description
3.1	Fourth Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8, as filed with the SEC on May 8, 2006 (Registration No. 333-133881))

3.2	Bylaws of the Company, as amended and restated January 9, 2009 and further amended effective as of August 6, 2009 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on August 11, 2009)

4.1	Specimen common stock certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 3 to the Company’s Registration Statement on Form S-1, as filed with the SEC on March 16, 2006 (Registration No. 333-131050))

4.2(a)	Third Amended and Restated Investor Rights Agreement, dated as of May 12, 2004, by and among the Company and certain stockholders of the Company (incorporated by reference to Exhibit 4.2(a) to the Company’s Registration Statement on Form S-1, as filed with the SEC on January 17, 2006 (Registration No. 333-131050))

4.2(b)	Amendment No. 1, dated December 6, 2004, to Third Amended and Restated Investor Rights Agreement, dated May 12, 2004 (incorporated by reference to Exhibit 4.2(b) to the Company’s Registration Statement on Form S-1, as filed with the SEC on January 17, 2006 (Registration No. 333-131050))

4.2(c)	Amendment No. 2, dated March 16, 2006, to Third Amended and Restated Investor Rights Agreement, dated May 12, 2004 (incorporated by reference to Exhibit 4.2(c) to Amendment No. 4 to the Company’s Registration Statement on Form S-1, as filed with the SEC on March 24, 2006 (Registration No. 333-131050))

10.1*	Form of Indemnification Agreement between the Company and each of its directors and officers (incorporated by reference to Exhibit 10.1 to Amendment No. 3 to the Company’s Registration Statement on Form S-1, as filed with the SEC on March 16, 2006 (Registration No. 333-131050))

10.2(a)	Lease, effective August 1, 2002, by and between the Company and Wake Forest University Health Sciences (incorporated by reference to Exhibit 10.2(a) to the Company’s Registration Statement on Form S-1, as filed with the SEC on January 17, 2006 (Registration No. 333-131050))

10.2(b)	First Lease Amendment, effective as of January 1, 2005, to Lease effective August 1, 2002, by and between the Company and Wake Forest University Health Sciences (incorporated by reference to Exhibit 10.2(b) to the Company’s Registration Statement on Form S-1, as filed with the SEC on January 17, 2006 (Registration No. 333-131050))

10.2(c)	Second Lease Amendment, executed June 30, 2006 effective as of March 31, 2006, to Lease effective August 1, 2002, by and between the Company and Wake Forest University Health Sciences (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2006)

10.2(d)+	Third Lease Amendment, dated January 22, 2007 effective January 1, 2007, to Lease, effective August 1, 2002, by and between the Company and Wake Forest University Health Sciences (incorporated by reference to Exhibit 10.2(d) to the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2006)

10.2(e)	Fourth Lease Amendment, dated September 18, 2007 effective August 1, 2007, to Lease, effective August 1, 2002, by and between the Company and Wake Forest University Health Sciences (incorporated by reference to Exhibit 10.2(e) to the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2009)

Exhibit Number	Description
10.2(f)	Fifth Lease Amendment, executed January 20, 2010 effective October 1, 2009, to Lease, effective August 1, 2002, by and between the Company and Wake Forest University Health Sciences (incorporated by reference to Exhibit 10.2(f) to the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2009)

10.2(g)	Sixth Lease Amendment, effective June 30, 2010, to Lease, effective August 1, 2002, by and between the Company and Wake Forest University Health Sciences (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2010)

10.3(a)*	Amended and Restated Targacept, Inc. 2000 Equity Incentive Plan (incorporated by reference to Exhibit 99 to the Company’s Registration Statement on Form S-8, as filed with the SEC on May 8, 2006 (Registration No. 333-133882))

10.3(b)*	Form of Incentive Stock Option Agreement under Targacept, Inc. 2000 Equity Incentive Plan (incorporated by reference to Exhibit 10.5(b) to the Company’s Registration Statement on Form S-1, as filed with the SEC on January 17, 2006 (Registration No. 333-131050))

10.3(c)*	Form of Non-employee Director Nonqualified Stock Option Agreement under Targacept, Inc. 2000 Equity Incentive Plan (incorporated by reference to Exhibit 10.5(c) to the Company’s Registration Statement on Form S-1, as filed with the SEC on January 17, 2006 (Registration No. 333-131050))

10.3(d)*	Form of Restricted Stock Award Agreement under Targacept, Inc. 2000 Equity Incentive Plan (incorporated by reference to Exhibit 10.5(d) to the Company’s Registration Statement on Form S-1, as filed with the SEC on January 17, 2006 (Registration No. 333-131050))

10.4(a)*	Targacept, Inc. 2006 Stock Incentive Plan, as amended and restated through March 9, 2011

10.4(b)*	Form of Incentive Stock Option Agreement under Targacept, Inc. 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.6(a) to Amendment No. 3 to the Company’s Registration Statement on Form S-1, as filed with the SEC on March 16, 2006 (Registration No. 333-131050))

10.4(c)*	Form of Nonqualified Stock Option Agreement under Targacept, Inc. 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.6(b) to Amendment No. 3 to the Company’s Registration Statement on Form S-1, as filed with the SEC on March 16, 2006 (Registration No. 333-131050))

10.4(d)*	Form of Non-employee Director Nonqualified Stock Option Agreement under Targacept, Inc. 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.6(c) to Amendment No. 3 to the Company’s Registration Statement on Form S-1, as filed with the SEC on March 16, 2006 (Registration No. 333-131050))

10.4(e)*	Form of Restricted Stock Award Agreement under Targacept, Inc. 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.6(d) to Amendment No. 3 to the Company’s Registration Statement on Form S-1, as filed with the SEC on March 16, 2006 (Registration No. 333-131050))

10.5(a)*	Employment Agreement, dated as of August 22, 2000, by and between the Company and J. Donald deBethizy (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1, as filed with the SEC on January 17, 2006 (Registration No. 333-131050))

10.5(b)*	Amendment No. 1, dated March 13, 2008, to Employment Agreement, dated as of August 22, 2000, by and between the Company and J. Donald deBethizy (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2008)

10.6(a)*	Employment Agreement, dated as of August 22, 2000, by and between the Company and Merouane Bencherif (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1, as filed with the SEC on January 17, 2006 (Registration No. 333-131050))

Exhibit Number	Description
10.6(b)*	Amendment No. 1, dated March 13, 2008, to Employment Agreement, dated as of August 22, 2000, by and between the Company and Merouane Bencherif (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2008)

10.7(a)*	Employment Agreement, dated as of August 22, 2000, by and between the Company and William S. Caldwell (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1, as filed with the SEC on January 17, 2006 (Registration No. 333-131050))

10.7(b)*	Amendment No. 1, dated March 13, 2008, to Employment Agreement, dated as of August 22, 2000, by and between the Company and William S. Caldwell (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2008)

10.8(a)*	Employment Agreement, dated as of April 24, 2001, by and between the Company and Geoffrey C. Dunbar (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1, as filed with the SEC on January 17, 2006 (Registration No. 333-131050))

10.8(b)*	Amendment No. 1, dated March 13, 2008, to Employment Agreement, dated as of April 24, 2001, by and between the Company and Geoffrey C. Dunbar (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2008)

10.9(a)*	Employment Agreement, dated as of February 8, 2002, by and between the Company and Alan A. Musso (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1, as filed with the SEC on January 17, 2006 (Registration No. 333-131050))

10.9(b)*	Amendment No. 1, dated March 13, 2008, to Employment Agreement, dated as of February 8, 2002, by and between the Company and Alan A. Musso (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2008)

10.10(a)*	Employment Agreement, dated as of September 1, 2003, by and between the Company and Jeffrey P. Brennan (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1, as filed with the SEC on January 17, 2006 (Registration No. 333-131050))

10.10(b)*	Amendment No. 1, dated December 3, 2007, to Employment Agreement, dated as of September 1, 2003, by and between the Company and Jeffrey P. Brennan (incorporated by reference to Exhibit 10.12(b) to the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2007)

10.10(c)*	Amendment No. 2, dated March 13, 2008, to Employment Agreement, dated as of September 1, 2003, by and between the Company and Jeffrey P. Brennan (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2008)

10.11*	Employment Agreement, dated as of March 13, 2008, by and between the Company and Peter A. Zorn (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2008)

10.12(a)+	Amended and Restated License Agreement, dated as of March 9, 2004, by and between the Company and University of South Florida Research Foundation, Inc. (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1, as filed with the SEC on January 17, 2006 (Registration No. 333-131050))

10.12(b)+	Amendment No. 1, effective September 21, 2009, to Amended and Restated License Agreement dated March 9, 2004, by and between the Company and University of South Florida Research Foundation, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2009)

Exhibit Number	Description
10.13(a)+	License Agreement, dated May 26, 1999, by and between the Company and University of Kentucky Research Foundation (incorporated by reference to Exhibit 10.18(a) to the Company’s Registration Statement on Form S-1, as filed with the SEC on January 17, 2006 (Registration No. 333-131050))

10.13(b)+	Amendment No. 1, dated August 16, 2005, to License Agreement, dated May 26, 1999, by and between the Company and University of Kentucky Research Foundation (incorporated by reference to Exhibit 10.18(b) to Amendment No. 5 to the Company’s Registration Statement on Form S-1, as filed with the SEC on April 6, 2006 (Registration No. 333-131050))

10.14(a)+	Collaborative Research and License Agreement, dated as of December 27, 2005, by and between the Company and AstraZeneca AB (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2006)

10.14(b)	Amendment No. 1 dated November 10, 2006 to Collaborative Research and License Agreement between the Company and AstraZeneca AB dated December 27, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2006)

10.14(c)+	Amendment No. 2 dated July 8, 2009 to Collaborative Research and License Agreement between the Company and AstraZeneca AB dated December 27, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2009)

10.14(d)+	Amendment No. 3, effective as of April 30, 2010, to Collaborative Research and License Agreement between the Company and AstraZeneca AB dated December 27, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2010)

10.14(e)+	Amendment No. 4, effective as of September 28, 2010, to Collaborative Research and License Agreement between the Company and AstraZeneca AB dated December 27, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2010)

10.15+	Exclusive License Agreement, dated January 22, 2007, by and between the Company and Yale University (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2006)

10.16+	Product Development and Commercialization Agreement, dated July 27, 2007, by and between the Company, on the one hand, and SmithKline Beecham Corporation, doing business as GlaxoSmithKline, and Glaxo Group Limited, on the other hand (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2007)

10.17+	Collaboration and License Agreement, dated as of December 3, 2009, by and between the Company and AstraZeneca AB (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2009)

10.18^	Exclusive License Agreement, effective August 3, 2010, between the Company and Cornerstone Therapeutics Inc.

10.19*	Description of Annual Cash Incentive Program

10.20*	Description of Non-Employee Director Compensation Program (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2009)

Exhibit Number	Description
23.1	Consent of Ernst & Young LLP

24.1	Power of Attorney (included on signature page)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Confidential treatment has been granted with respect to certain portions of this Exhibit, which portions have been omitted and filed separately with the SEC as part of an application for confidential treatment.

^	Portions of this Exhibit have been omitted and filed separately with the Securities and Exchange Commission as part of an application for confidential treatment pursuant to the Exchange Act.

*	Denotes management compensation plan or contract

Our SEC file number for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 000-51173.