Form 10-Q
period 2011-06-30
TARGACEPT INC
filed 2011-08-09
CIK 1124105

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

As of July 31, 2011, the registrant had 33,377,817 shares of common stock, $0.001 par value per share, outstanding.

TARGACEPT, INC.

FORM 10-Q

PART I. Financial Information

Cautionary Note Regarding Forward-Looking Statements

This quarterly report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, which we refer to as the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act. For this purpose, any statement contained in this quarterly report, other than statements of historical fact, regarding, among other things:

•

the progress or scope of development of TC-5214, TC-5619, AZD3480 (TC-1734), AZD1446 (TC-6683), TC-6987 or any of our other product candidates or programs, such as the target indication(s) for development, the size, design, population, conduct, objective, duration or endpoints of any clinical trial, or the timing for initiation or completion of or availability of results from any clinical trial, for submission or approval of any regulatory filing (including a new drug application for TC-5214 with the U.S. Food and Drug Administration), for meeting with regulatory authorities or, where applicable, for an advancement decision by AstraZeneca;

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

•

whether positive findings from completed clinical trials of TC-5619 will be replicated in any future clinical trials and whether the designs and endpoints of any such future clinical trials will be deemed by applicable regulatory authorities to be sufficient to support to regulatory approval of TC-5619 for its target indication;

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

TARGACEPT, INC.

BALANCE SHEETS

(in thousands, except share and par value amounts)

(unaudited)

	June 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$168,142	$165,854
Investments in marketable securities – short term	65,041	48,168
Receivables from collaborations	546	838
Prepaid expenses	3,296	3,219

Total current assets	237,025	218,079
Investments in marketable securities – long term	56,995	38,487
Property and equipment, net	5,857	6,072
Intangible assets	141	149

Total assets	$300,018	$262,787

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,602	$4,721
Accrued expenses	12,063	10,516
Current portion of long-term debt	1,912	1,710
Current portion of deferred revenue	73,487	81,710

Total current liabilities	89,064	98,657
Long-term debt, net of current portion	2,435	1,349
Deferred revenue, net of current portion	19,420	70,934

Total liabilities	110,919	170,940
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value, 100,000,000 shares authorized; 33,372,063 and 28,870,691 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	33	29
Preferred stock, $0.001 par value, 5,000,000 shares authorized; 0 shares issued and outstanding at June 30, 2011 and December 31, 2010	—	—
Capital in excess of par value	396,938	309,994
Accumulated other comprehensive income	199	225
Accumulated deficit	(208,071)	(218,401)

Total stockholders’ equity	189,099	91,847

Total liabilities and stockholders’ equity	$300,018	$262,787

See accompanying notes.

TARGACEPT, INC.

STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Operating revenues:
Milestones and license fees from collaborations	$20,699	$20,704	$59,621	$39,793
Grant revenue	44	198	116	627

Net operating revenues	20,743	20,902	59,737	40,420
Operating expenses:
Research and development (including stock-based compensation of $1,257 and $748 for the three months ended June 30, 2011 and 2010, respectively and $2,494 and $1,515 for the six months ended June 30, 2011 and 2010, respectively)	20,185	14,122	43,702	24,729
General and administrative (including stock-based compensation of $943 and $493 for the three months ended June 30, 2011 and 2010, respectively and $1,869 and $963 for the six months ended June 30, 2011 and 2010, respectively)	3,129	1,814	6,304	3,636

Total operating expenses	23,314	15,936	50,006	28,365

(Loss) income from operations	(2,571)	4,966	9,731	12,055
Other income (expense):
Interest income	343	366	659	740
Interest expense	(29)	(38)	(60)	(80)

Total other income (expense)	314	328	599	660

(Loss) income before income taxes	(2,257)	5,294	10,330	12,715
Income tax expense	—	1,512	—	2,138

Net (loss) income	$(2,257)	$3,782	$10,330	$10,577

Basic net (loss) income per share	$(0.07)	$0.13	$0.35	$0.37

Diluted net (loss) income per share	$(0.07)	$0.13	$0.33	$0.35

Weighted average common shares outstanding—basic	30,725,227	28,509,619	29,865,420	28,411,083

Weighted average common shares outstanding—diluted	30,725,227	30,152,309	31,207,325	30,082,275

See accompanying notes.

TARGACEPT, INC.

STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2011	2010
Operating activities
Net income	$10,330	$10,577
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Recognition of deferred revenue	(59,738)	(40,154)
Amortization of premium on marketable securities, net	306	115
Depreciation and amortization	1,235	928
Stock-based compensation expense	4,363	2,478
Excess tax benefits from stock-based compensation	—	(2,118)
Changes in operating assets and liabilities:
Receivables from collaborations	292	201,244
Other current assets	(325)	(1,421)
Accounts payable, license fees payable and accrued expenses	(1,571)	(11,970)
Deferred license fee revenue	—	11,321

Net cash (used in) provided by operating activities	(45,108)	171,000

Investing activities
Purchase of investments in marketable securities	(80,448)	(80,519)
Proceeds from sale of investments in marketable securities	44,983	45,500
Purchase of property and equipment	(1,012)	(1,503)

Net cash used in investing activities	(36,477)	(36,522)

Financing activities
Principal payments on long-term debt	(844)	(712)
Proceeds from issuance of long-term debt	2,132	—
Proceeds from issuance of common stock, net	82,585	1,833
Excess tax benefits from stock-based compensation	—	2,118

Net cash provided by financing activities	83,873	3,239

Net increase in cash and cash equivalents	2,288	137,717
Cash and cash equivalents at beginning of period	165,854	83,909

Cash and cash equivalents at end of period	$168,142	$221,626

See accompanying notes.

TARGACEPT, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

June 30, 2011

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Company’s audited financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2010. In the opinion of the Company’s management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of its financial position, operating results and cash flows for the periods presented have been included. Operating results for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the full year, for any other interim period or for any future year.

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

TARGACEPT, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS (continued)

June 30, 2011

2. Summary of Significant Accounting Policies (continued)

The valuation techniques required by ASC 820 may be based on either observable or unobservable inputs. Observable inputs reflect readily obtainable data from independent sources, and unobservable inputs reflect the Company’s market assumptions. These inputs are classified into the following hierarchy:

Level 1 Inputs– quoted prices (unadjusted) in active markets for identical assets that the reporting entity has the ability to access at the measurement date;

Level 2 Inputs– inputs other than quoted prices included within Level 1 that are observable for the asset, either directly or indirectly; and

Level 3 Inputs– unobservable inputs for the asset.

The following tables present the Company’s investments in marketable securities (including those classified on the Company’s balance sheet as cash equivalents) that are measured at fair value on a recurring basis as of June 30, 2011 and December 31, 2010, respectively:

June 30, 2011	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
U.S.Treasury and U.S. government and state government agency-backed securities	$71,919	$—	$—
Corporate debt securities	71,546	—	—
Certificates of deposit	13,000	—	—
Accrued interest	562	—	—

Total cash equivalents and marketable securities	$157,027	$—	$—

December 31, 2010	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
U.S. Treasury and U.S. government and state government agency-backed securities	$47,463	$—	$—
Corporate debt securities	41,874	—	—
Certificates of deposit	13,000	—	—
Accrued interest	314	—	—

Total cash equivalents and marketable securities	$102,651	$—	$—

TARGACEPT, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS (continued)

June 30, 2011

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

The Company determines the appropriate classification of marketable securities at the time of purchase and reevaluates its classification as of each balance sheet date. All marketable securities owned during the six months ended June 30, 2011 and 2010 were classified as available for sale. The cost of securities sold is based on the specific identification method. Investments in marketable securities are recorded as of each balance sheet date at fair value, with unrealized gains and, to the extent deemed temporary, unrealized losses included in stockholders’ equity. Interest and dividend income on investments in marketable securities, accretion of discounts and amortization of premiums and realized gains and losses are included in interest income in the statement of operations.

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

June 30, 2011

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

June 30, 2011

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

Net Income or Loss Per Share

The Company computes net income or loss per share in accordance with ASC Topic 260, Earnings Per Share, or ASC 260. Under the provisions of ASC 260, basic net income or loss per share, or Basic EPS, is computed by dividing net income or loss by the weighted average number of common shares outstanding. Diluted net income or loss per share, or Diluted EPS, is computed by dividing net income or loss by the weighted average number of common shares plus, in the case of diluted net income per share, dilutive common share equivalents outstanding. The calculations of Basic EPS and Diluted EPS are set forth in the table below (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Basic:
Net (loss) income	$(2,257)	$3,782	$10,330	$10,577

Weighted average common shares – basic	30,725,227	28,509,619	29,865,420	28,411,083

Basic EPS	$(0.07)	$0.13	$0.35	$0.37

Diluted:
Net (loss) income	$(2,257)	$3,782	$10,330	$10,577

Weighted average common shares – basic	30,725,227	28,509,619	29,865,420	28,411,083
Common share equivalents	—	1,642,690	1,341,905	1,671,192

Weighted average common shares – diluted	30,725,227	30,152,309	31,207,325	30,082,275

Diluted EPS	$(0.07)	$0.13	$0.33	$0.35

Common share equivalents consist of the incremental common shares issuable upon the exercise of stock options. For the three months ended June 30, 2011, the Company excluded all common share equivalents from the calculation of Diluted EPS because the Company had net loss. As a result, Diluted EPS is identical to Basic EPS for the three months ended June 30, 2011. If the Company had been in a net income position for the three months ended June 30, 2011, 3,800,643 shares subject to outstanding stock options may have been included in the calculation of common share equivalents using the treasury stock method.

TARGACEPT, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS (continued)

June 30, 2011

2. Summary of Significant Accounting Policies (continued)

Shares subject to outstanding stock options that were anti-dilutive and consequently not included in the calculation of common share equivalents totaled 867,173 for the three months ended June 30, 2010, and 1,405,127 and 773,912 for the six months ended June 30, 2011 and 2010, respectively, calculated on a weighted average basis.

Common Stock and Stock-Based Compensation

In May 2011, the Company completed an underwritten public offering of 3,658,537 shares of its common stock at a price of $20.50 per share. In June 2011, the Company sold an additional 548,780 shares of its common stock upon the exercise of the over-allotment option granted to the underwriters, also at a price of $20.50 per share. The Company’s net proceeds from the offering, after deducting underwriters’ discounts and commissions and offering expenses payable by the Company, were $80,848,000.

The Company issued 294,055 shares of common stock upon the exercise of stock options during the six months ended June 30, 2011. The Company issued 643,862 shares of common stock upon the exercise of stock options during the year ended December 31, 2010.

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

Comprehensive Income or Loss

Comprehensive income or loss is comprised of net income or loss and net other comprehensive income or loss. Net other comprehensive income or loss includes unrealized gains and losses on the Company’s available-for-sale securities, which are excluded from net income. The following is a reconciliation of net income or loss to comprehensive income for the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Net (loss) income	$(2,257)	$3,782	$10,330	$10,577
Unrealized (loss) gain on available-for-sale securities, net	(5)	31	(26)	31

Comprehensive (loss) income	$(2,262)	$3,813	$10,304	$10,608

TARGACEPT, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS (continued)

June 30, 2011

2. Summary of Significant Accounting Policies (continued)

Intellectual Property

The Company capitalizes the cost of intellectual property acquired or licensed from external sources as intangible assets if, at the time of acquisition, the intellectual property has reached technological feasibility. The cost of intellectual property acquired or licensed from external sources that has not reached technological feasibility at the time of acquisition or that has no expected future use is charged to research and development expense as incurred. The Company records all other charges related to the filing, prosecution and maintenance of patents to expense as incurred.

3. Investments in Marketable Securities

The following is a reconciliation of amortized cost to fair value of available-for-sale marketable securities (including those classified on the Company’s balance sheet as cash equivalents) held at June 30, 2011:

June 30, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Security type	(in thousands)
Cash Equivalents
U.S. Treasury and U.S. government and state government agency securities	$18,999	$1	$—	$19,000
Corporate debt securities	15,997	—	6	15,991
Marketable Securities – Short term
U.S. Treasury and U.S. government and state government agency securities	25,905	13	1	25,917
Corporate debt securities	25,840	55	11	25,884
Certificates of deposit	13,000	—	—	13,000
Accrued interest	240	—	—	240
Marketable Securities – Long term
U.S. Treasury and U.S. government and state government agency securities	26,919	97	14	27,002
Corporate debt securities – long term	29,606	95	30	29,671
Accrued interest	322	—	—	322

Total available-for-sale marketable securities	$156,828	$261	$62	$157,027

TARGACEPT, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS (continued)

June 30, 2011

3. Investments in Marketable Securities (continued)

December 31, 2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Security type	(in thousands)
Cash Equivalents
U.S.Treasury and U.S. government and state government agency-backed securities	$11,998	$1	$—	$11,999
Corporate debt securities	3,999	—	(2)	3,997
Marketable Securities – Short term
U.S. Treasury and U.S. government and state government agency-backed securities	14,698	2	—	14,700
Corporate debt securities	20,391	18	—	20,409
Certificates of deposit	13,000	—	—	13,000
Accrued interest	59	—	—	59
Marketable Securities – Long term
U.S. Treasury and U.S. government and state government agency-backed securities	20,689	84	(9)	20,764
Corporate debt securities – long term	17,337	149	(18)	17,468
Accrued interest	255	—	—	255

Total available-for-sale marketable securities	$102,426	$254	$(29)	$102,651

As of June 30, 2011, the Company held investments in marketable securities with unrealized gains of $261,000 and unrealized losses of $62,000. For investments in an unrealized loss position, the duration of the loss was less than 12 months. None of these investments is considered to be other-than-temporarily impaired.

As of June 30, 2011, the Company’s investments in marketable securities, including those classified on its balance sheet as cash equivalents, reach maturity between July 5, 2011 and May 5, 2014, with a weighted average maturity date of June 9, 2012.

4. Income Taxes

For the three and six months ended June 30, 2011, the Company did not recognize any income tax expense. For the three and six months ended June 30, 2010, the Company recognized $1,512,000 and $2,138,000, respectively, of income tax expense, primarily as a result of the application of ASC 740 to stock-based compensation. Exercises of stock options during the three and six months ended June 30, 2010 resulted in tax deductions for stock-based compensation in excess of expense recorded for the stock options under GAAP, resulting in income tax benefit of $1,496,000 and $2,118,000, respectively. The Company recognized the income tax benefit related to the excess tax deductions as an increase to capital in excess of par value, which based on ASC 740 resulted in an offsetting charge in the same amount to income tax expense. As of June 30, 2011, the Company had $7,539,000 of cumulative tax deductions from exercises of stock options in periods of net loss in excess of expense recorded for the stock options under GAAP. The benefit of these excess tax deductions had not begun to be realized as of June 30, 2011 because the Company has incurred cumulative net operating losses. Accordingly, the tax benefit will not be recognized as an increase to capital in excess of par value until the excess deductions reduce income taxes payable.

TARGACEPT, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS (continued)

June 30, 2011

4. Income Taxes (continued)

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

AstraZeneca paid the Company an initial fee of $10,000,000 in February 2006. Based on the agreement terms, the Company allocated $5,000,000 of the initial fee to the research collaboration, which the Company recognized as revenue on a straight-line basis over the four-year term of the research collaboration. The Company deferred recognition of the remaining $5,000,000 of the initial fee, which was allocated to the AZD3480 license grants, until December 2006, when AstraZeneca made a determination to proceed with further development of AZD3480. As a result, in the first quarter of 2007, the Company began recognizing the $5,000,000 of the initial fee that it had previously deferred as revenue on a straight-line basis over the estimated development period for AZD3480. In July 2009, based on feedback received from AstraZeneca regarding its development plans for AZD3480 for ADHD, the Company extended its estimate of the development period for AZD3480 to continue through 2013 and began recognizing the part of the $5,000,000 portion of the initial fee not yet recognized as of April 1, 2009 into revenue on a straight-line basis over the remaining estimated development period. In September 2010, the Company and AstraZeneca amended the agreement to enable the Company to conduct an additional trial of AZD3480 in Alzheimer’s disease and to provide for respective roles and responsibilities and associated financial terms for such a potential study. Under the amendment, the Company received $500,000 from AstraZeneca in October 2010 and is eligible to receive additional payments of up to $5,700,000 in the aggregate. With the amendment, the Company is recognizing the portion of the $5,000,000 of the initial fee attributable to AZD3480 license grants not yet recognized into revenue on a straight-line basis over the estimated period of the Company’s performance obligations under the agreement as amended, through 2013. The Company recognized $145,000 of the initial fee as revenue for each of the three-month periods ended June 30, 2011 and 2010 and $289,000 and $394,000 of the initial fee as revenue for the six months ended June 30, 2011 and 2010, respectively.

TARGACEPT, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS (continued)

June 30, 2011

5. Strategic Alliance and Collaboration Agreements (continued)

Under the agreement, the Company is also eligible to receive (1) additional payments of up to $103,000,000 if development, regulatory and first commercial sale milestone events for AZD3480 are achieved only for ADHD or up to $145,000,000 (not including payments from AstraZeneca in respect of a potential additional clinical trial of AZD3480 in Alzheimer’s disease that the Company would conduct) if development, regulatory and first commercial sale milestone events for AZD3480 are achieved only for Alzheimer’s disease, (2) other payments if development, regulatory, first commercial sale and first detail milestone events for AZD3480 are achieved for any other target indication under the agreement and (3) if regulatory approval is achieved for AZD3480 for any particular indication, stepped double-digit royalties on any sales of AZD3480 for that indication or any other indication. Under the terms of a sponsored research agreement and a subsequent license agreement between the Company and University of Kentucky Research Foundation, or UKRF, if the Company receives any of these payments from AstraZeneca related to AZD3480, including royalties, the Company is required to pay a low-single digit percentage of each such payment to UKRF.

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

In October 2007, the Company provided notice under the agreement offering AstraZeneca the right to license its product candidate TC-5619 for specified conditions characterized by cognitive impairment. Based on a subsequent election by AstraZeneca made under the terms of the agreement, AstraZeneca paid the Company $2,000,000 and the Company agreed to develop TC-5619 independently through completion of Phase 1 clinical development and a Phase 2 clinical proof of concept clinical trial in accordance with a mutually acceptable development plan, following which AstraZeneca would have the right to license TC-5619 on terms specified in the agreement (as it was amended in April 2010 as described below). The Company recognized the $2,000,000 payment as revenue on a straight-line basis over the estimated period of the Company’s research and development obligations for TC-5619. The Company completed its research and development obligations for TC-5619 under the agreement in the second quarter of 2011. Accordingly, the Company recognized $43,000 and $70,000 of the payment as revenue for the three months ended June 30, 2011 and 2010, respectively, and $87,000 and $191,000 of the payment as revenue for the six months ended June 30, 2011 and 2010, respectively.

TARGACEPT, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS (continued)

June 30, 2011

5. Strategic Alliance and Collaboration Agreements (continued)

In April 2010, the Company and AstraZeneca amended the agreement to modify the terms applicable to TC-5619. In conjunction with the amendment, the Company and AstraZeneca agreed to an expanded development program for TC-5619 and the Company received a payment of $11,000,000 to maintain AstraZeneca’s option to license TC-5619. The Company recorded the $11,000,000 payment as deferred revenue and recognized it as revenue on a straight-line basis over the estimated period of the Company’s research and development obligations for TC-5619 under the agreement, which, as noted above, were completed in the second quarter of 2011. The Company recognized $2,357,000 and $1,571,000 of the payment as revenue for the three months ended June 30, 2011 and 2010, respectively, and $4,714,000 and $1,571,000 of the payment as revenue for the six months ended June 30, 2011 and 2010, respectively.

The Company has completed two Phase 2 clinical proof of concept trials, one in cognitive dysfunction in schizophrenia and one in adults with ADHD, and has substantially completed enabling activities designed to support the potential advancement of TC-5619 into Phase 2 clinical development for Alzheimer’s disease. The Company previously estimated its performance obligations for TC-5619 under its cognitive disorders agreement with AstraZeneca to be completed in June 2011. Accordingly, as of June 30, 2011, all of the $2,000,000 and $11,000,000 payments related to TC-5619 received from AstraZeneca have been recognized into revenue. Under the agreement, AstraZeneca had an option for an exclusive license to TC-5619 for various cognitive disorders. In late April 2011, the Company received notice from AstraZeneca that it had determined not to exercise its license option.

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

TC-5214

In December 2009, the Company entered into a collaboration and license agreement with AstraZeneca AB for the global development and commercialization of TC-5214. Under the agreement, AstraZeneca made an upfront payment to the Company of $200,000,000 and the Company is eligible to receive cumulative payments of up to an additional $540,000,000 if specified development, regulatory and first commercial sale milestone events for TC-5214 are achieved, cumulative payments of up to an additional $500,000,000 if specified sales related milestone events for TC-5214 are achieved and significant stepped double-digit royalties on net sales of TC-5214 worldwide. The Company recorded the upfront payment made by AstraZeneca as deferred revenue and is recognizing the payment as revenue on a straight-line basis over the estimated period of the

TARGACEPT, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS (continued)

June 30, 2011

5. Strategic Alliance and Collaboration Agreements (continued)

Company’s substantive performance obligations under the agreement, or approximately 33 months after the agreement date. The Company recognized $18,091,000 of the upfront payment as revenue for the each of the three-month periods ended June 30, 2011 and 2010 and $35,984,000 of the upfront payment as revenue for each of the six-month periods ended June 30, 2011 and 2010. The Company would recognize as revenue the full amount of each payment received based on the achievement of a milestone event under the agreement upon achievement of the milestone event if the Company determines that the revenue satisfies the requirements for immediate recognition under its revenue recognition policy (see Note 2).

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

The Company’s portion of the costs of the initial program was $6,228,000 and $1,482,000 for the three months ended June 30, 2011 and 2010, respectively, and $13,324,000 and $2,028,000 for the six months ended June 30, 2011 and 2010, respectively. AstraZeneca’s allocable portion of the initial program costs paid by the Company was $141,000 and $272,000 for the three months ended June 30, 2011 and 2010, respectively, and $201,000 and $882,000 for the six months ended June 30, 2011 and 2010, respectively. AstraZeneca’s allocable portion of the initial program costs paid by the Company are reflected in the Company’s financial statements as a reduction to research and development expense.

TARGACEPT, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS (continued)

June 30, 2011

5. Strategic Alliance and Collaboration Agreements (continued)

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

GlaxoSmithKline

On July 27, 2007, the Company entered into a product development and commercialization agreement with SmithKline Beecham Corporation, doing business as GlaxoSmithKline, and Glaxo Group Limited, which are referred to together as GlaxoSmithKline, that set forth the terms of an alliance designed to discover, develop and market product candidates that selectively target specified NNR subtypes for specified therapeutic focus areas. In February 2011, the Company received notice of termination of the agreement. By the terms of the agreement, the termination became effective in late May 2011.

Under the agreement and a related stock purchase agreement, GlaxoSmithKline made an initial payment to the Company of $20,000,000 and purchased 1,275,502 shares of the Company’s common stock for an aggregate purchase price of $15,000,000 on July 27, 2007. The purchase price paid by GlaxoSmithKline reflected an aggregate deemed premium of $3,521,000, based on the closing price of the Company’s common stock on the trading day immediately preceding the date that agreements were signed and announced. The Company deferred recognition of both the initial payment made by GlaxoSmithKline and the deemed premium paid for the shares of the Company’s common stock purchased by GlaxoSmithKline and was recognizing both amounts into revenue on a straight-line basis over the nine-year period of the Company’s research and early development obligations estimated at inception of the agreement. The Company recognized $653,000 and $1,307,000 of the initial payment and deemed premium as revenue for the three and six months ended June 30, 2010.

TARGACEPT, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS (continued)

June 30, 2011

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

6. Long-term Debt

In June 2011, the Company borrowed $2,132,000 under a loan agreement with a bank entered into in July 2010. The Company’s June 2011 borrowing bears interest at a fixed rate of 3.471% per annum and is repayable in equal monthly installments of $48,000 beginning July 1, 2011 and continuing through the maturity date of June 1, 2015. Pursuant to the loan agreement, the Company granted a first priority security interest in favor of the bank in the assets acquired with the proceeds of the loan.

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

•

TC-5619. TC-5619 is a novel small molecule that modulates the activity of the a7 NNR. We have completed two Phase 2 clinical trials of TC-5619, one in cognitive dysfunction in schizophrenia and one in adults with attention deficit/hyperactivity disorder, or ADHD, and have substantially completed enabling activities designed to support potential future Phase 2 clinical development of TC-5619 in Alzheimer’s disease. Preparations for a planned Phase 2b clinical trial of TC-5619 as a treatment for negative symptoms and cognitive dysfunction in schizophrenia, as well as potential additional development in either or both of Alzheimer’s disease and ADHD, are ongoing.

•

AZD3480 (TC-1734). AZD3480 is a novel small molecule that modulates the activity of the a4ß2 NNR and is subject to our cognitive disorders agreement with AstraZeneca. We or AstraZeneca has conducted several clinical studies of AZD3480 in various cognitive disorders. We are progressing plans for a Phase 2 study of AZD3480 in mild to moderate Alzheimer’s disease and anticipate initiating the study in the second half of 2011, pending receipt of approval from applicable European regulatory authorities. In addition, we are in discussions with AstraZeneca regarding potential additional development of the product candidate as a treatment for ADHD. Whether AstraZeneca will decide to conduct any additional development of AZD3480 in ADHD is uncertain in light of reservations about the adequacy of the therapeutic margin to support development across the broad ADHD patient population. We expect AstraZeneca to make its decision in the second half of 2011.

•

AZD1446 (TC-6683). AZD1446 is a novel small molecule that modulates the activity of the a4ß2 NNR and is under consideration for further development as a treatment for Alzheimer’s disease under our cognitive disorders agreement with AstraZeneca. We expect AstraZeneca to make an advancement decision in the second half of 2011.

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

Under our TC-5214 agreement with AstraZeneca, we and AstraZeneca have jointly designed an initial development program that includes development of TC-5214 as an adjunct therapy and as a “switch” monotherapy, in each case in patients with MDD who do not respond adequately to initial antidepressant treatment. AstraZeneca is responsible for 80% and we are responsible for 20% of the costs of the initial program, except that AstraZeneca is responsible for 100% of development costs that are required only to obtain or maintain regulatory approval in countries outside the United States and the European Union. We have the right to terminate our obligation to fund our share of the costs of the initial program once we have funded a specified amount. In addition, for each of us and AstraZeneca, costs that were not contemplated at execution to be part of the initial program may in some cases be excluded from the cost-sharing arrangement. If we fund the specified amount and terminate our obligation to fund our share of further costs of the initial program, any future milestones and royalties payable to us under the agreement would be reduced by the amount of our unfunded share plus interest at a specified rate, subject to a maximum reduction that may be applied to any one payment. AstraZeneca is responsible for executing and funding the costs of global commercialization of TC-5214.

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

•

we are progressing plans for a potential additional clinical trial of AZD3480 in Alzheimer’s disease and have agreed with AstraZeneca on respective roles and financial and non-financial responsibilities for such a study; we would be responsible for funding the study but would be entitled to receive up to $5.7 million in payments from AstraZeneca (in addition to $500,000 previously received), with the last payment to us being payable upon first dosing in the United States and Europe; and

•

from January 2006 to January 2010, we and AstraZeneca conducted a preclinical research collaboration under the agreement to discover and develop compounds that act on the a4ß2 NNR as treatments for conditions characterized by cognitive impairment; AstraZeneca paid us research fees, based on a reimbursement rate specified under the agreement, for research services rendered in the preclinical research collaboration.

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

In addition to our two collaboration agreements with AstraZeneca, we entered into a product development and commercialization agreement with GlaxoSmithKline in July 2007 that was designed to discover, develop and market product candidates that selectively target specified NNR subtypes for specified therapeutic focus areas. In February 2011, we received notice of termination of the agreement from GlaxoSmithKline, which by the terms of the agreement became effective in late May 2011.

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

We generated net income for the six months ended June 30, 2011 due primarily to recognition into revenue of a portion of the upfront payment received under our TC-5214 agreement with AstraZeneca and the remaining $18.4 million in payments received from GlaxoSmithKline unrecognized as of the time we received notice of termination of the agreement. We have also generated net income for some other periods due primarily to recognition into revenue of a portion of the upfront payment received under our TC-5214 agreement with AstraZeneca or to the achievement of a single milestone event related to AZD3480 under our cognitive disorders agreement with AstraZeneca. Except for these periods, we have not been profitable and we may incur losses in future periods as our clinical-stage and preclinical product candidates advance into later-stage development and as we progress our programs, invest in additional product opportunities and grow our business. As of June 30, 2011, we had an accumulated deficit of $208.1 million. Clinical trials and preclinical studies are time-consuming, expensive and may never yield a product that will generate revenue.

As a clinical-stage company, our revenues, expenses and results of operations are likely to fluctuate significantly from quarter to quarter and year to year. We believe that period-to-period comparisons of our results of operations should not be relied upon as indicative of our future performance.

Revenue

In January 2010, we received a $200.0 million upfront payment under our TC-5214 agreement with AstraZeneca, which we recorded as deferred revenue and are recognizing into revenue on a straight-line basis over the estimated development period for TC-5214 to submission of a new drug application to the FDA. As of June 30, 2011, we had $91.1 million of the upfront payment remaining to be recognized into revenue. We are eligible under our TC-5214 agreement with AstraZeneca to receive additional payments of over $1.0 billion if development, regulatory, first commercial sale and specified sales related milestone events for TC-5214 are achieved and stepped double-digit royalties on any future TC-5214 product sales.

Pursuant to an April 2010 amendment to our cognitive disorders agreement with AstraZeneca related to an expansion of the development program for TC-5619, we received an $11.0 million payment in May 2010, which we recorded as deferred revenue and recognized into revenue on a straight-line basis over the estimated period of our research and development obligations for TC-5619 under the agreement. We completed our research and development obligations for TC-5619 in the second quarter of 2011. Pursuant to a September 2010 amendment to our cognitive disorders agreement with AstraZeneca related to a potential additional clinical trial of AZD3480 in Alzheimer’s disease, we received a $500,000 payment in October 2010, which we recorded as deferred revenue and are recognizing into revenue on a straight-line basis over the estimated period of our obligations with respect to the potential study.

As of June 30, 2011, we had received $56.1 million in aggregate upfront fees and milestone payments under our cognitive disorders agreement with AstraZeneca and recognized an additional $26.5 million in collaboration research and development revenue for research services that we provided in the preclinical research collaboration conducted under that agreement. We deferred recognition of an aggregate of $23.5 million of the amounts received under our cognitive disorders agreement with AstraZeneca and are recognizing these deferred amounts into revenue over the periods discussed in Note 5 to our unaudited financial statements included in this quarterly report. As of June 30, 2011, we had $1.8 million of the deferred amounts remaining to be recognized into revenue in future periods.

As of June 30, 2011, we had also received $45.0 million in aggregate payments under our alliance agreement with GlaxoSmithKline. Of that amount, we initially deferred recognition of $29.5 million, which we were recognizing into revenue over the period discussed in Note 5 to our unaudited financial statements included in this quarterly report. As a result of our receipt in February 2011 of notice of termination of the agreement, we recognized the remaining $18.4 million into revenue for the first quarter of 2011.

From time to time we seek and are awarded grants or perform work under grants awarded to third-party collaborators from which we derive revenue. As of June 30, 2011, we have an active grant from The Michael J. Fox Foundation for Parkinson’s Research, or MJFF, to fund preclinical research involving the use of compounds that modulate NNRs to address Levodopa-induced abnormal involuntary movements, known as dyskinesias. We have received aggregate payments of $641,000 from MJFF since August 2009 in connection with this grant. In addition, in July 2011, we received notice from MJFF that we had been awarded a separate grant to fund additional research in the same area. Based on the terms of the grant, we expect to receive $500,000 over a one-year period.

Research and Development Expenses

Since our inception, we have focused our activities on our drug discovery and development programs. We record research and development expenses as they are incurred. Research and development expenses represented 87% and 89% of our total operating expenses for the three months ended June 30, 2011 and 2010, respectively, and 87% of our total operating expenses for each of the six-month periods ended June 30, 2011 and 2010.

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

We have not received FDA or foreign regulatory marketing approval for any of our product candidates. Our current and future expenditures on preclinical and clinical development programs are subject to numerous uncertainties in timing and cost to completion. In addition, our strategy includes entering into alliances and collaborations with third parties to participate in the development and commercialization of some of our product candidates. Where a third party has responsibility for or authority over any or all of the non-clinical or clinical development of a particular product candidate, the estimated completion date may be largely under the control of that third party and not under our control. We cannot forecast with any degree of certainty whether any of our product candidates will be subject to future alliances or collaborations or how any such arrangement would affect our development plans or capital requirements. Because of this uncertainty, and because of the numerous uncertainties related to clinical trials and drug development generally, we are unable to determine the duration and completion costs of our research and development programs or whether or when we will generate revenue from the commercialization and sale of any of our product candidates in development.

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

Income Taxes

We have incurred cumulative operating losses through December 31, 2010 and have not paid federal, state or foreign income taxes for any period. For the three and six months ended June 30, 2011, we did not recognize any income tax expense. For the three and six months ended June 30, 2010, we recognized $1.5 million and $2.1 million , respectively, of income tax expense primarily as a result of the application of Accounting Standards Codification Topic 740, Income Taxes, or ASC 740, to stock-based compensation. Exercises of stock options during the three and six months ended June 30, 2010 resulted in tax deductions for stock-based compensation in excess of expense recorded for the stock options under U.S. generally accepted accounting principles, or GAAP, resulting in income tax benefit of $1.5 million and $2.1 million, respectively. We recognized the income tax benefit related to the excess tax deductions as an increase to capital in excess of par value, which based on ASC 740 resulted in an offsetting charge in the same amount to income tax expense. Tax deductions in excess of recorded expense are only recognized for interim periods within years in which annual net income is forecasted.

As of June 30, 2011, we had net operating loss carryforwards of $86.7 million for federal income tax purposes and $101.1 million for state income tax purposes. We also had research and development income tax credit carryforwards of $10.7 million for federal income tax purposes and $1.2 million for state income tax purposes as of June 30, 2011. The federal net operating loss carryforwards begin to expire in 2024. The state net operating loss carryforwards begin to expire in 2019. The federal and state research and development tax credits begin to expire in 2021. As a result of various factors, including the subjectivity of measurements used in the calculation of particular tax positions taken or that may in the future be taken in our tax returns, it is uncertain whether or to what extent we will be eligible to use the tax credits.

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

For financial reporting purposes, we have recorded a valuation allowance to fully offset the deferred tax assets related to the carryforwards and the tax credits until it is more likely than not that we will realize any benefit from them.

Fair Value

The carrying amounts of our cash and cash equivalents, investments in marketable securities, accounts receivable, accounts payable and accrued expenses are considered to be representative of their respective fair values due to their short-term natures and, in the case of short-term investments, their market interest rates. Likewise, the carrying amounts of our long-term debts are considered to be representative of their fair value due to their market interest rates. Cash that we do not expect to need to fund our short-term liquidity requirements is invested in U.S. Treasury notes and bonds, U.S. and state agency-backed certificates, corporate debt securities that are rated at least A quality or equivalent and certificates of deposit. Our investments in marketable securities, which include marketable securities classified on our balance sheet as cash equivalents, are recorded at quoted market prices and totaled $157.0 million at June 30, 2011.

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

Our significant accounting policies are described in Note 2 to our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010 and in the notes to our financial statements included in this quarterly report. We believe that our accounting policies relating to revenue recognition, accrued expenses and stock-based compensation are the most critical to understanding and evaluating our reported financial results. We have identified these policies as critical because they both are important to the presentation of our financial condition and results of operations and require us to make judgments and estimates on matters that are inherently uncertain and may change in future periods. These policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2010.

Results of Operations

Three Months ended June 30, 2011 and 2010

Net Operating Revenues

	Three Months Ended June 30,		Change
	2011	2010
	(in thousands)
Operating revenues:
Milestones and license fees from collaborations	$20,699	$20,704	$(5)
Grant revenue	44	198	(154)

Net operating revenues	$20,743	$20,902	$(159)

Net operating revenues for the three months ended June 30, 2011 decreased by $159,000 as compared to the three months ended June 30, 2010. The lower net operating revenues were primarily attributable to a decrease of grant revenue for the 2011 period of $154,000. Net operating revenues for the 2011 period reflected a decrease of $826,000 in recognition of payments previously received from GlaxoSmithKline, as all amounts that had yet to be recognized as of the time we received notice of termination of our product development and commercialization agreement with GlaxoSmithKline were recognized for the first quarter of 2011. This decrease for the 2011 period was partially offset by an increase of $786,000 in recognition of the $11.0 million payment received under an April 2010 amendment to our cognitive disorders agreement with AstraZeneca to modify the terms applicable to TC-5619.

We did not recognize any milestone-based revenue for either of the three month periods ended June 30, 2011 or June 30, 2010. We expect that the amount of any milestone-based revenue that we generate may vary from period to period.

Research and Development Expenses

	Three Months Ended June 30,		Change
	2011	2010
	(in thousands)
Research and development expenses	$20,185	$14,122	$6,063

Research and development expenses for the three months ended June 30, 2011 increased by $6.1 million as compared to the three months ended June 30, 2010. The higher research and development expenses were principally attributable to:

•

an increase of $4.1 million in costs incurred for third-party services in connection with clinical and non-clinical activities for our clinical-stage product candidates to $9.8 million for the 2011 period, from $5.7 million for the 2010 period; this increase was principally due to an increase in the level of development activities for TC-5214 as the Phase 3 program (for which we share costs with AstraZeneca) progressed and activities in preparation for a planned Phase 2 clinical trial of AZD3480 in Alzheimer’s disease, partially offset by lower clinical trial costs for TC-5619 as a result of the completion of two Phase 2 studies;

•

an increase of $871,000 in costs incurred for third-party research and development services in connection with preclinical programs to $1.5 million for the 2011 period, from $673,000 for the 2010 period; the increase was primarily attributable to an expanded focus on our nicotinic channel modulator program and the conduct of IND-enabling activities in that program; and

•

an increase of $1.1 million in other research and development expenses, including stock-based compensation, salary and other compensation-related expenses for research and development personnel and infrastructure costs to $8.8 million for the 2011 period, from $7.7 million for the 2010 period; the largest component of this increase was stock-based compensation expense and was primarily due to a significantly higher weighted average fair value for stock options that vested during the 2011 period as compared to stock options that vested during the 2010 period. Stock options granted to our employees typically vest over four years.

The costs that we incurred for the three months ended June 30, 2011 and 2010 for third-party services in connection with research and development of clinical-stage product candidates are shown in the table below:

	Three Months Ended June 30,		Change
	2011	2010
	(in thousands)
TC-5214	$6,228	$1,482	$4,746
TC-6987	1,575	1,432	143
TC-5619	1,233	2,604	(1,371)
AZD3480	756	18	738
TC-6499	14	202	(188)
AZD1446	—	—	—

We expect our research and development expenses for the year ending December 31, 2011 to increase as compared to the year ended December 31, 2010, principally due to the progress of the Phase 3 development program for TC-5214, the conduct of two Phase 2 clinical trials of TC-6987, the conduct of a planned Phase 2 clinical trial of AZD3480 in Alzheimer’s disease and the conduct of preparatory activities for a planned Phase 2b clinical trial of TC-5619 as a treatment for negative symptoms and cognitive dysfunction in schizophrenia.

General and Administrative Expenses

	Three Months Ended June 30,		Change
	2011	2010
	(in thousands)
General and administrative expenses	$3,129	$1,814	$1,315

General and administrative expenses for the three months ended June 30, 2011 increased by $1.3 million as compared to the three months ended June 30, 2010. The higher general and administrative expenses were principally attributable to increases of $537,000 in stock-based compensation, salary and other compensation-related expenses for general and administrative personnel and $276,000 in patent-related costs, as well as increased infrastructure costs associated with our growth. The largest component of the increase was stock-based compensation expense, which was primarily due to a significantly higher weighted average fair value for stock options that vested during the 2011 period as compared to stock options that vested during the 2010 period. Stock options granted to our employees typically vest over four years.

Income Tax Expense

	Three Months Ended June 30,		Change
	2011	2010
	(in thousands)
Income tax expense	$—	$1,512	$(1,512)

There was no income tax expense for the three months ended June 30, 2011 as compared to income tax expense of $1.5 million for the three months ended June 30, 2010. The change was primarily due to tax deductions for stock-based compensation for the 2010 period in excess of expense recorded under GAAP for the corresponding stock options. Tax deductions in excess of recorded expense are only recognized for interim periods within years in which annual net income is forecasted.

Six Months ended June 30, 2011 and 2010

Net Operating Revenues

	Six Months Ended June 30,
	2011	2010	Change
	(in thousands)
Operating revenues:
Milestones and license fees from collaborations	$59,621	$39,793	$19,828
Grant revenue	116	627	(511)

Net operating revenues	$59,737	$40,420	$19,317

Net operating revenues for the six months ended June 30, 2011 increased by $19.3 million as compared to the six months ended June 30, 2010. The higher net operating revenues for the 2011 period were primarily attributable to an increase of $19.8 million in milestones and license fees from collaborators, partially offset by a decrease of $511,000 in grant revenue. The increase in milestones and license fees from collaborators was principally attributable to the recognition into revenue of the remaining $18.4 million in payments previously received from GlaxoSmithKline that were recorded initially as deferred revenue and not yet recognized as of the time we received notice of termination of our product development and commercialization agreement with GlaxoSmithKline and $4.7 million of the $11.0 million payment received under an April 2010 amendment to our cognitive disorders agreement with AstraZeneca to modify the terms applicable to TC-5619. By comparison, for the 2010 period, we recognized $1.7 million of the payments from GlaxoSmithKline and $1.6 million of the payment from AstraZeneca related to TC-5619.

Research and Development Expenses

	Six Months Ended June 30,
	2011	2010	Change
	(in thousands)
Research and development expenses	$43,702	$24,729	$18,973

Research and development expenses for the six months ended June 30, 2011 increased by $19.0 million as compared to the six months ended June 30, 2010. The higher research and development expenses were principally attributable to:

•

an increase of $14.6 million in costs incurred for third-party services in connection with clinical and non-clinical activities for our clinical-stage product candidates to $23.2 million for the 2011 period, from $8.6 million for the 2010 period; this increase was principally due to: an increase in the level of development activities for TC-5214, as the Phase 3 program (for which we share costs with AstraZeneca) progressed; activities in preparation for a planned Phase 2 clinical trial of AZD3480 in Alzheimer’s disease; the conduct of two Phase 2 clinical trials of TC-6987; and clinical and non-clinical studies to support potential future Phase 2 clinical development of TC-5619 in Alzheimer’s disease; partially offset by a decrease in clinical trial costs for TC-5619 as a result of the completion of two Phase 2 studies;

•

an increase of $2.1 million in costs incurred for third-party research and development services in connection with preclinical programs to $3.1 million for the 2011 period, from $928,000 for the 2010 period; the increase was primarily attributable to an expanded focus on our nicotinic channel modulator program and the conduct of IND-enabling activities; and

•

an increase of $2.2 million in other research and development expenses, including stock-based compensation, salary and other compensation-related expenses for research and development personnel and infrastructure costs to $17.4 million for the 2011 period, from $15.2 million for the 2010 period; the largest component of this increase was stock-based compensation expense and was primarily due to a significantly higher weighted average fair value for stock options that vested during the 2011 period as compared to stock options that vested during the 2010 period.

The costs that we incurred for the six months ended June 30, 2011 and 2010 for third-party services in connection with research and development of clinical-stage product candidates are shown in the table below:

	Six Months Ended June 30,
	2011	2010	Change
	(in thousands)
TC-5214	$13,324	$2,028	$11,296
TC-5619	4,325	3,975	350
TC-6987	3,792	2,237	1,555
AZD3480	1,681	10	1,671
TC-6499	76	340	(264)
AZD1446	—	—	—

General and Administrative Expenses

	Six Months Ended June 30,
	2011	2010	Change
	(in thousands)
General and administrative expenses	$6,304	$3,636	$2,668

General and administrative expenses for the six months ended June 30, 2011 increased by $2.7 million as compared to the six months ended June 30, 2010. The higher general and administrative expenses were principally attributable to increases of $1.2 million in stock-based compensation, salary and other compensation-related expenses for general and administrative personnel and $288,000 in patent-related costs, as well as increased infrastructure costs associated with our growth. The largest component of the increase was stock-based compensation expense, which was primarily due to a significantly higher weighted average fair value for stock options that vested during the 2011 period as compared to stock options that vested during the 2010 period.

Income Tax Expense

	Six Months Ended June 30,
	2011	2010	Change
	(in thousands)
Income tax expense	$—	$2,138	$(2,138)

There was no income tax expense for the six months ended June 30, 2011 as compared to income tax expense of $2.1 million for the six months ended June 30, 2010. The change was primarily due to tax deductions for stock-based compensation for the 2010 period in excess of expense recorded under GAAP for the corresponding stock options. Tax deductions in excess of recorded expense are only recognized for interim periods within years in which annual net income is forecasted.

Liquidity and Capital Resources

Sources of Liquidity

We have historically financed our operations and internal growth principally through public and private offerings of equity securities, payments received under collaboration and alliance agreements, grants and equipment financing. We discontinued commercialization of our only approved product, Inversine, in 2009. The net contribution from Inversine sales was not historically a significant source of cash.

Our cash, cash equivalents and investments were $290.2 million as of June 30, 2011 and $252.5 million as of December 31, 2010. As of June 30, 2011, we held $131.2 million of cash in bank depository accounts and institutional money market funds principally at Branch Banking and Trust Company, RBC Bank and Wells Fargo & Company. Substantially all of our remaining cash, cash equivalents and investments were invested as of June 30, 2011 in U.S. Treasury notes and bonds, U.S. and state agency-backed securities, corporate debt securities that are rated at least A quality or equivalent and certificates of deposit.

Stock Offerings

In May 2011, we completed an underwritten public offering of 3,658,537 shares of our common stock at a price of $20.50 per share. In June 2011, we sold an additional 548,780 shares of our common stock upon the exercise of the overallotment option granted to the underwriters, also at a price of $20.50 per share. Our net proceeds from the offering, after deducting underwriters’ discounts and commissions and offering expenses payable by us, were $80.8 million.

Strategic Alliances and Collaborations

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

Loan Financing

In July 2010, we entered into a loan agreement with a bank that provided aggregate borrowing capacity of $4.0 million available to us at any time on or prior to June 30, 2011 to fund the purchase of equipment, furnishings, software and other fixed assets. In September 2010, we borrowed $1.2 million under this loan facility at a fixed interest rate of 3.4% per annum. We were obligated only to pay interest through the remainder of 2010. The September 2010 borrowing is repayable in equal monthly installments of $28,000 beginning January 1, 2011 and continuing through the maturity date of December 1, 2014. In June 2011, we borrowed $2.1 million under this loan facility at a fixed interest rate of 3.471% per annum. The June 2011 borrowing is repayable in equal monthly installments of $48,000 beginning July 1, 2011 and continuing through the maturity date of June 1, 2015. Pursuant to the loan agreement, we granted a first priority security interest in favor of the bank in the assets acquired with the proceeds of the loan facility. As of June 30, 2011, the outstanding principal balance under the loan facility was $3.2 million. There is no additional borrowing capacity remaining available to us under the loan agreement.

In March 2008, we entered into a loan agreement with a bank that provided borrowing capacity of $5.3 million to fund the purchase of equipment, furnishings, software and other fixed assets and enabled the refinancing of a previous loan facility that we had with R.J. Reynolds Tobacco Holdings, Inc. We borrowed $4.8 million upon entering into the loan agreement and borrowed the remaining $489,000 in September 2008. Pursuant to the loan agreement, we granted a first priority security interest in favor of the bank in the assets acquired with the proceeds of the loan facility. The March 2008 loan bears interest at a fixed rate of 5.231% per annum and is repayable in equal monthly installments of $112,000 beginning April 1, 2008 and continuing through the maturity date of March 1, 2012. The September 2008 loan bears interest at a fixed rate of 6.131% per annum and is repayable in equal monthly installments of $11,000 beginning October 1, 2008 and continuing through the maturity date of September 1, 2012. As of June 30, 2011, the outstanding principal balance under the loan facility was $1.1 million. There is no additional borrowing capacity remaining available to us under the loan agreement.

Cash Flows

	Six Months Ended June 30,
	2011	2010	Change
	(in thousands)
Net cash (used in) provided by operating activities	$(45,108)	$171,000	$(216,108)
Net cash used in investing activities	(36,477)	(36,522)	45
Net cash provided by financing activities	83,873	3,239	80,634

Net increase in cash and cash equivalents	$2,288	$137,717

Net cash used in operating activities for the six months ended June 30, 2011 was $45.1 million and was primarily attributable to payments made for third-party research and development services in connection with clinical-stage product candidates and preclinical programs, as well as personnel and infrastructure costs. Net cash provided by operating activities for the six months ended June 30, 2010 was $171.0 million, a difference of $216.1 million from the corresponding 2011 period.

For the six months ended June 30, 2010, net cash provided by operating activities was principally the result of our receipt of the $200.0 million upfront payment under our TC-5214 agreement with AstraZeneca in January 2010 and the $11.0 million payment under the April 2010 amendment to our cognitive disorders agreement with AstraZeneca to modify the terms applicable to TC-5619, partially offset by:

•	our payment in January 2010 of $16.0 million to USFRF based on our receipt of the $200.0 million upfront payment under our TC-5214 agreement with AstraZeneca; and

•

aggregate payments of $23.2 million made in our operations, including costs incurred for third-party research and development services in connection with clinical-stage product candidates and preclinical programs and personnel and infrastructure costs.

Net cash used in investing activities for the six months ended June 30, 2011 decreased by $45,000 as compared to the six months ended June 30, 2010. Cash used in investing activities reflects the portion of our cash that we allocate to, and the timing of purchases and maturities of, our investments in marketable securities and equipment purchases. Our net purchases of investments in marketable securities for the six months ended June 30, 2011 were $35.5 million and occurred primarily as a result of the receipt of $80.8 million in net proceeds from our public stock offering during the 2011 period. The net purchases of investments in marketable securities for the six months ended June 30, 2010 were $35.0 million and occurred primarily as a result of our receipt of the upfront payment under our TC-5214 agreement with AstraZeneca. Our net equipment purchases decreased by $491,000 to $1.0 million for the 2011 period, from $1.5 million for the 2010 period.

Net cash provided by financing activities for the six months ended June 30, 2011 increased by $80.6 million as compared to the six months ended June 30, 2010. Cash provided by financing activities for the 2011 period reflects $80.8 million in net proceeds from our public stock offering and $2.1 million in borrowing in June 2011 under an existing loan facility. Cash provided by financing activities for the 2010 period reflects the income tax impact of stock option exercises, totaling $2.1 million.

Funding Requirements

As of June 30, 2011, we had an accumulated deficit of $208.1 million. We may incur operating losses or require additional capital in future periods as our clinical-stage and preclinical product candidates advance into later-stage development and as we progress our programs, invest in additional product opportunities and grow our business. However, we may generate operating income for any particular reporting period as a result of the recognition into revenue of amounts previously received under our agreements with AstraZeneca, including in particular our TC-5214 agreement with AstraZeneca, the timing of milestone events that may be achieved under our agreements with AstraZeneca and the timing of costs incurred related to development of our clinical-stage and preclinical product candidates. Our future capital requirements are difficult to forecast and will depend on many factors, including:

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

Our existing capital resources may not be sufficient to enable us to fund the completion of the development of any of our product candidates. We currently expect our existing capital resources to be sufficient to fund our operations at least through the end of 2014, without taking into account any amounts that we would be entitled to receive if milestone events are achieved under either of our collaboration agreements with AstraZeneca. However, our operating plan may change as a result of many factors, including those described above, and we may need additional funds sooner than planned to meet operational needs and capital requirements for product development.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The primary objectives of our investment activities are to preserve our capital and meet our liquidity needs to fund operations. We also seek to generate competitive rates of return from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of cash equivalents and investments in a variety of securities that are of high credit quality based on ratings from commonly relied upon rating agencies. As of June 30, 2011, we had cash, cash equivalents and investments in marketable securities of $290.2 million. Our investments may be subject to interest rate risk and could fall in value if market interest rates increase. However, because our cash equivalents are invested in accounts with market interest rates and are short term in nature and because our investments in marketable securities are traded in active markets, we believe that our exposure to interest rate risk is not significant and estimate that an immediate and uniform 10% increase in market interest rates from levels as of June 30, 2011 would not have a material impact on the total fair value of our portfolio.

We contract for the conduct of some of our clinical trials and other research and development and manufacturing activities with contract research organizations, clinical trial sites and contract manufacturers in Europe and India. We may be subject to exposure to fluctuations in foreign currency exchange rates in connection with these agreements. If the average Euro/U.S. dollar or Indian rupee/U.S. dollar exchange rate were to strengthen or weaken by 10% against the corresponding exchange rate as of June 30, 2011, we estimate that the impact on our financial position, results of operations and cash flows would not be material. We do not hedge our foreign currency exposures.

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

(b) Changes in Internal Controls. No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2011 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6. Exhibits

The exhibits listed in the accompanying exhibit index are filed as part of this quarterly report.

Targacept®, Inversine®, Pentad™ and NNR Therapeutics™ are trademarks of Targacept, Inc. Any other service marks, trademarks and trade names appearing in this quarterly report are the properties of their respective owners.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TARGACEPT, INC.
Date: August 9, 2011	/s/ J. Donald deBethizy
J. Donald deBethizy
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2011	/s/ Alan A. Musso
Alan A. Musso
Senior Vice President, Finance and Administration, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s Quarterly Report on Form 10-Q, filed on August 9, 2011, for the quarter ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets as of June 30, 2011 and December 31, 2010 (Unaudited); (ii) the Statements of Operations for the three months and six months ended June 30, 2011 and 2010 (Unaudited); (iii) the Statements of Cash Flows for the six months ended June 30, 2011 and 2010 (Unaudited); and (iv) the Notes to Unaudited Financial Statements, tagged as blocks of text*

The registrant hereby undertakes to furnish to the SEC, upon its request, a copy of any instrument defining the rights of holders of indebtedness of the registrant incurred during the second quarter ended June 30, 2011 and not filed herewith pursuant to Item 601(b)(4)(v) of Regulation S-K.

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.