Form 10-Q
period 2011-09-30
TARGACEPT INC
filed 2011-11-03
CIK 1124105

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

As of October 31, 2011, the registrant had 33,383,403 shares of common stock, $0.001 par value per share, outstanding.

TARGACEPT, INC.

FORM 10-Q

PART I. Financial Information

Cautionary Note Regarding Forward-Looking Statements

This quarterly report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, which we refer to as the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act. For this purpose, any statement contained in this quarterly report, other than statements of historical fact, regarding, among other things:

•

the progress or scope of development of TC-5214, TC-5619, AZD3480 (TC-1734), AZD1446 (TC-6683), TC-6987 or any of our other product candidates or programs, such as the target indication(s) for development, the size, design, population, conduct, objective, duration or endpoints of any clinical trial, or the timing for initiation or completion of or reporting of results from any clinical trial, for submission or approval of any regulatory filing (including a new drug application for TC-5214 with the U.S. Food and Drug Administration), for interactions with regulatory authorities or, where applicable, for a decision by AstraZeneca whether to conduct particular development;

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

•

the control or significant influence that AstraZeneca has over the development of TC-5214, AZD3480 and AZD1446, including as to the timing, scope and design of any future clinical trials and as to the conduct at all of further development of AZD1446 in Alzheimer’s disease or of AZD3480 beyond the ongoing trial in Alzheimer’s disease;

•

the conduct and results of clinical trials and non-clinical studies and assessments of any of our product candidates, including the performance of third parties engaged to execute them, delays resulting from any changes to the applicable protocols or difficulties or delays in subject enrollment or data analysis;

•

whether positive findings from completed clinical trials of TC-5619 will be replicated in any future clinical trials and whether the designs and endpoints of any such future clinical trials will be deemed by applicable regulatory authorities to be sufficient to support regulatory approval of TC-5619 for any target indication;

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

TARGACEPT, INC.

BALANCE SHEETS

(in thousands, except share and par value amounts)

(unaudited)

	September 30, 2011	December 31, 2010

ASSETS
Current assets:
Cash and cash equivalents	$130,541	$165,854
Investments in marketable securities - short term	82,939	48,168
Receivables from collaborations	625	838
Prepaid expenses	2,709	3,219

Total current assets	216,814	218,079
Investments in marketable securities - long term	57,380	38,487
Property and equipment, net	5,409	6,072
Intangible assets	136	149

Total assets	$279,739	$262,787

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,423	$4,721
Accrued expenses	16,115	10,516
Current portion of long-term debt	1,594	1,710
Current portion of deferred revenue	74,449	81,710

Total current liabilities	93,581	98,657
Long-term debt, net of current portion	2,195	1,349
Deferred revenue, net of current portion	1,951	70,934

Total liabilities	97,727	170,940
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value, 100,000,000 shares authorized and 33,378,532 and 28,870,691 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	33	29
Preferred stock, $0.001 par value, 5,000,000 shares authorized and 0 shares issued and outstanding at September 30, 2011 and December 31, 2010	—	—
Capital in excess of par value	399,123	309,994
Accumulated other comprehensive (loss) income	(19)	225
Accumulated deficit	(217,125)	(218,401)

Total stockholders’ equity	182,012	91,847

Total liabilities and stockholders’ equity	$279,739	$262,787

See accompanying notes.

TARGACEPT, INC.

STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Operating revenues:
License fees and milestones from collaborations	$18,538	$21,662	$78,159	$61,455
Grant revenue	417	136	533	763

Net operating revenues	18,955	21,798	78,692	62,218
Operating expenses:
Research and development (including stock-based compensation of $1,243 and $624 for the three months ended September 30, 2011 and 2010, respectively, and $3,737 and $2,138 for the nine months ended September 30, 2011 and 2010, respectively)	25,444	17,329	69,146	42,058
General and administrative (including stock-based compensation of $905 and $601 for the three months ended September 30, 2011 and 2010, respectively, and $2,774 and $1,565 for the nine months ended September 30, 2011 and 2010, respectively)	2,842	2,052	9,146	5,688

Total operating expenses	28,286	19,381	78,292	47,746

(Loss) income from operations	(9,331)	2,417	400	14,472
Other income (expense):
Interest income	316	360	975	1,100
Interest expense	(39)	(34)	(99)	(114)

Total other income (expense)	277	326	876	986

(Loss) income before income taxes	(9,054)	2,743	1,276	15,458
Income tax (expense) benefit	—	(257)	—	(2,395)

Net (loss) income	$(9,054)	$2,486	$1,276	$13,063

Basic net (loss) income per share	$(0.27)	$0.09	$0.04	$0.46

Diluted net (loss) income per share	$(0.27)	$0.08	$0.04	$0.43

Weighted average common shares outstanding—basic	33,377,874	28,622,187	31,049,104	28,482,224

Weighted average common shares outstanding—diluted	33,377,874	30,173,406	32,361,508	30,109,023

See accompanying notes.

TARGACEPT, INC.

STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2011	2010

Operating activities
Net income	$1,276	$13,063
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Recognition of deferred revenue	(78,494)	(61,939)
Amortization of premium on marketable securities, net	641	296
Depreciation and amortization	1,854	1,459
Stock-based compensation expense	6,511	3,703
Excess tax benefits from stock-based compensation	—	(2,278)
Changes in operating assets and liabilities:
Receivables from collaborations	213	200,058
Other current assets	259	(1,921)
Accounts payable, license fees payable and accrued expenses	2,301	(10,326)
Deferred license fee revenue	2,250	11,897

Net cash (used in) provided by operating activities	(63,189)	154,012

Investing activities
Purchase of investments in marketable securities	(115,539)	(128,703)
Proceeds from sale of investments in marketable securities	61,242	73,840
Purchase of property and equipment	(1,179)	(1,700)

Net cash used in investing activities	(55,476)	(56,563)

Financing activities
Principal payments on long-term debt	(1,402)	(1,075)
Proceeds from issuance of long-term debt	2,132	1,228
Proceeds from issuance of common stock, net	82,622	2,010
Excess tax benefits from stock-based compensation	—	2,278

Net cash provided by financing activities	83,352	4,441

Net (decrease) increase in cash and cash equivalents	(35,313)	101,890
Cash and cash equivalents at beginning of period	165,854	83,909

Cash and cash equivalents at end of period	$130,541	$185,799

See accompanying notes.

TARGACEPT, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

September 30, 2011

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Company’s audited financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2010. In the opinion of the Company’s management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of its financial position, operating results and cash flows for the periods presented have been included. Operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the full year, for any other interim period or for any future year.

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

September 30, 2011

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

The following tables present the Company’s investments in marketable securities (including those classified on the Company’s balance sheet as cash equivalents) that are measured at fair value on a recurring basis as of September 30, 2011 and December 31, 2010, respectively:

September 30, 2011	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
U.S. Treasury and U.S. or state government agency-backed securities	$71,313	$—	$—
Corporate debt securities	72,434	—	—
Certificates of deposit	13,000	—	—
Accrued interest	565	—	—

Total cash equivalents and marketable securities	$157,312	$—	$—

December 31, 2010	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
U.S. Treasury and U.S. or state government agency-backed securities	$47,463	$—	$—
Corporate debt securities	41,874	—	—
Certificates of deposit	13,000	—	—
Accrued interest	314	—	—

Total cash equivalents and marketable securities	$102,651	$—	$—

TARGACEPT, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS (continued)

September 30, 2011

2. Summary of Significant Accounting Policies (continued)

Investments in Marketable Securities

Consistent with its investment policy, the Company invests its cash allocated to fund its short-term liquidity requirements with prominent financial institutions in bank depository accounts and institutional money market funds and the Company invests the remainder of its cash in U.S. Treasury notes and bonds, U.S. and state government agency-backed certificates, corporate debt securities that are rated at least A quality or equivalent and certificates of deposit.

The Company determines the appropriate classification of marketable securities at the time of purchase and reevaluates its classification as of each balance sheet date. All marketable securities owned during the nine months ended September 30, 2011 and 2010 were classified as available for sale. The cost of securities sold is based on the specific identification method. Investments in marketable securities are recorded as of each balance sheet date at fair value, with unrealized gains and, to the extent deemed temporary, unrealized losses included in stockholders’ equity. Interest and dividend income on investments in marketable securities, accretion of discounts and amortization of premiums and realized gains and losses are included in interest income in the statement of operations.

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

September 30, 2011

2. Summary of Significant Accounting Policies (continued)

Collaboration research and development revenue is earned and recognized as research is performed and related expenses are incurred. Non-refundable upfront fees, which may include, for example, an initial payment upon effectiveness of the contractual relationship, payment representing a common stock purchase premium or payment to secure a right for a future license, are recorded as deferred revenue and recognized into revenue as license fees and milestones from collaborations on a straight-line basis over the estimated period of the Company’s substantive performance obligations. If the Company does not have substantive performance obligations, it recognizes non-refundable upfront fees into revenue over the estimated development period for the applicable licensed product candidate(s).

Revenue for non-refundable payments based on the achievement of collaboration milestones beginning January 1, 2011 is recognized in accordance with ASC 605, Subtopic 28, Milestone Method, or ASC 605-28. Under ASC 605-28, a milestone payment is recognized as revenue when the applicable event is achieved if the event meets the definition of a milestone and the milestone is determined to be substantive. ASC 605-28 defines a milestone event as an event having all of the following characteristics: (1) there is substantive uncertainty regarding achievement of the milestone event at the inception of the arrangement; (2) the event can only be achieved based, in whole or in part, on either the Company’s performance or a specific outcome resulting from the Company’s performance; and (3) if achieved, the event would result in additional payment due to the Company. A milestone is considered substantive if it meets all of the following criteria: (1) the payment is commensurate with either the Company’s performance to achieve the milestone or with the enhancement of the value of the delivered item; (2) the payment relates solely to past performance; and (3) the payment is reasonable relative to all of the deliverables and payment terms within the arrangement. If any of these conditions is not met, the milestone payment is deferred and recognized on a straight-line basis over a period determined as discussed above.

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

September 30, 2011

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

Net Income or Loss Per Share

The Company computes net income or loss per share in accordance with ASC Topic 260, Earnings Per Share, or ASC 260. Under the provisions of ASC 260, basic net income or loss per share, or Basic EPS, is computed by dividing net income or loss by the weighted average number of common shares outstanding. Diluted net income or loss per share, or Diluted EPS, is computed by dividing net income or loss by the weighted average number of common shares outstanding plus, in the case of diluted net income per share, dilutive common share equivalents outstanding. The calculations of Basic EPS and Diluted EPS are set forth in the table below (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Basic:
Net (loss) income	$(9,054)	$2,486	$1,276	$13,063

Weighted average common shares - basic	33,377,874	28,622,187	31,049,104	28,482,224

Basic EPS	$(0.27)	$0.09	$0.04	$0.46

Diluted:
Net (loss) income	$(9,054)	$2,486	$1,276	$13,063

Weighted average common shares - basic	33,377,874	28,622,187	31,049,104	28,482,224
Common share equivalents	—	1,551,219	1,312,404	1,626,799

Weighted average common shares - diluted	33,377,874	30,173,406	32,361,508	30,109,023

Diluted EPS	$(0.27)	$0.08	$0.04	$0.43

Common share equivalents consist of the incremental common shares issuable upon the exercise of stock options. For the three months ended September 30, 2011, the Company excluded all common share equivalents from the calculation of Diluted EPS because the Company had net loss. As a result, Diluted EPS is identical to Basic EPS for the three months ended September 30, 2011. If the Company had been in a net income position for the three months ended September 30, 2011, 3,800,681 shares subject to outstanding stock options may have been included in the calculation of common share equivalents using the treasury stock method.

TARGACEPT, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS (continued)

September 30, 2011

2. Summary of Significant Accounting Policies (continued)

Shares subject to outstanding stock options that were anti-dilutive and consequently not included in the calculation of common share equivalents totaled 923,313 for the three months ended September 30, 2010, and 1,575,767 and 824,259 for the nine months ended September 30, 2011 and 2010, respectively, calculated on a weighted average basis.

Common Stock and Stock-Based Compensation

In May 2011, the Company completed an underwritten public offering of 3,658,537 shares of its common stock at a price of $20.50 per share. In June 2011, the Company sold an additional 548,780 shares of its common stock upon the exercise of the over-allotment option granted to the underwriters, also at a price of $20.50 per share. The Company’s net proceeds from the offering, after deducting underwriters’ discounts and commissions and offering expenses paid by the Company, were $80,840,000.

The Company issued 300,524 shares of common stock upon the exercise of stock options during the nine months ended September 30, 2011. The Company issued 643,862 shares of common stock upon the exercise of stock options during the year ended December 31, 2010.

The Company granted to employees options to purchase 926,141 shares of common stock as of a grant date of March 29, 2011. These stock options have an estimated aggregate fair value, using the Black-Scholes-Merton formula, of $14,954,000. The Company is recording this amount, as adjusted for forfeitures, as stock-based compensation on a straight line basis over 16 quarters that began with the quarter ended March 31, 2011.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Net (loss) income	$(9,054)	$2,486	$1,276	$13,063
Unrealized (loss) gain on available-for-sale securities, net	(218)	288	(244)	319

Comprehensive (loss) income	$(9,272)	$2,774	$1,032	$13,382

TARGACEPT, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS (continued)

September 30, 2011

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

Recent Accounting Pronouncements

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, Presentation of Comprehensive Income, or ASU 2011-05. ASU 2011-05 amends the current guidance on the presentation of comprehensive income to give an entity the option to present comprehensive income in either one continuous statement or two consecutive financial statements. The option under current guidance that permits the presentation of components of other comprehensive income as part of the statement of changes in stockholders’ equity has been eliminated. ASU 2011-05 does not change the items that must be reported in other comprehensive income. ASU 2011-05 is effective for fiscal years beginning on or after December 15, 2011, and for interim periods within those years, applied retrospectively for all periods presented. Early adoption is permitted. The Company does not expect ASU 2011-05 to have a material impact on its financial position, results of operations or cash flows as it is disclosure-only in nature.

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, or ASU 2011-04. ASU 2011-04 amends the current guidance to expand existing disclosure requirements and to change the description of many of the GAAP requirements for measuring fair value. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011. The Company does not expect ASU 2011-04 to have a material impact on its financial position, results of operations or cash flows.

TARGACEPT, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS (continued)

September 30, 2011

3. Investments in Marketable Securities

The following is a reconciliation of amortized cost to fair value of available-for-sale marketable securities (including those classified on the Company’s balance sheet as cash equivalents) held at September 30, 2011 and December 31, 2010:

	Fair Value	Fair Value	Fair Value	Fair Value
September 30, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Security type	(in thousands)
Cash Equivalents
U.S. Treasury and U.S. or state government agency-backed securities	$3,000	$—	$—	$3,000
Corporate debt securities	13,998	—	(5)	13,993
Marketable Securities - Short term
U.S. Treasury and U.S. or state government agency-backed securities	37,210	33	(3)	37,240
Corporate debt securities	32,514	41	(37)	32,518
Certificates of deposit	13,000	—	—	13,000
Accrued interest	181	—	—	181
Marketable Securities - Long term
U.S. Treasury and U.S. or state government agency-backed securities	30,998	88	(13)	31,073
Corporate debt securities - long term	26,046	50	(173)	25,923
Accrued interest	384	—	—	384

Total available-for-sale marketable securities	$157,331	$212	$(231)	$157,312

	Fair Value	Fair Value	Fair Value	Fair Value
December 31, 2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Security type	(in thousands)
Cash Equivalents
U.S. Treasury and U.S. or state government agency-backed securities	$11,998	$1	$—	$11,999
Corporate debt securities	3,999	—	(2)	3,997
Marketable Securities - Short term
U.S. Treasury and U.S. or state government agency-backed securities	14,698	2	—	14,700
Corporate debt securities	20,391	18	—	20,409
Certificates of deposit	13,000	—	—	13,000
Accrued interest	59	—	—	59
Marketable Securities - Long term
U.S. Treasury and U.S. or state government agency-backed securities	20,689	84	(9)	20,764
Corporate debt securities - long term	17,337	149	(18)	17,468
Accrued interest	255	—	—	255

Total available-for-sale marketable securities	$102,426	$254	$(29)	$102,651

TARGACEPT, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS (continued)

September 30, 2011

3. Investments in Marketable Securities (continued)

As of September 30, 2011, the Company held investments in marketable securities with unrealized gains of $212,000 and unrealized losses of $231,000. For investments in an unrealized loss position, the duration of the loss was less than 12 months. None of these investments is considered to be other-than-temporarily impaired.

As of September 30, 2011, the Company’s investments in marketable securities, including those classified on its balance sheet as cash equivalents, reach maturity between October 2011 and September 2014, with a weighted average maturity date of September 14, 2012.

4. Income Taxes

For the three and nine months ended September 30, 2011, the Company did not recognize any income tax expense. For the three and nine months ended September 30, 2010, the Company recognized $257,000 and $2,395,000, respectively, of income tax expense, primarily as a result of the application of ASC 740 to stock-based compensation. Exercises of stock options during the three and nine months ended September 30, 2010 resulted in tax deductions for stock-based compensation in excess of expense recorded for the stock options under GAAP, resulting in income tax benefit of $160,000 and $2,278,000, respectively. The Company recognized the income tax benefit related to the excess tax deductions as an increase to capital in excess of par value, which based on ASC 740 resulted in an offsetting charge in the same amount to income tax expense. As of September 30, 2011, the Company had $7,565,000 of cumulative tax deductions from exercises of stock options in periods of net loss in excess of expense recorded for the stock options under GAAP. The benefit of these excess tax deductions had not begun to be realized as of September 30, 2011 because the Company has incurred cumulative net operating losses. Accordingly, the tax benefit will not be recognized as an increase to capital in excess of par value until the excess deductions reduce income taxes payable.

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

September 30, 2011

5. Strategic Alliance and Collaboration Agreements (continued)

AstraZeneca paid the Company an initial fee of $10,000,000 in February 2006. Based on the agreement terms, the Company allocated $5,000,000 of the initial fee to the research collaboration, which the Company recognized as revenue on a straight-line basis over the four-year term of the research collaboration. The Company deferred recognition of the remaining $5,000,000 of the initial fee, which was allocated to the AZD3480 license grants, until December 2006, when AstraZeneca made a determination to proceed with further development of AZD3480. As a result, in the first quarter of 2007, the Company began recognizing the $5,000,000 of the initial fee that it had previously deferred as revenue on a straight-line basis over the estimated development period for AZD3480. In July 2009, based on feedback received from AstraZeneca regarding its development plans for AZD3480 for ADHD, the Company extended its estimate of the development period for AZD3480 to continue through 2013 and began recognizing the part of the $5,000,000 portion of the initial fee not yet recognized as of April 1, 2009 into revenue on a straight-line basis over the remaining estimated development period. In September 2010, the Company and AstraZeneca amended the agreement to enable the Company to conduct a clinical trial of AZD3480 in Alzheimer’s disease and to provide for respective roles and responsibilities and associated financial terms for such a study. Under the amendment, the Company received from AstraZeneca $500,000 in October 2010 and $2,000,000 in September 2011 and is eligible to receive additional payments of up to $3,700,000 in the aggregate. The Company is recognizing both the portion of the $5,000,000 of the initial fee attributable to AZD3480 license grants not yet recognized and the payments received under the amendment into revenue on a straight-line basis through 2013, which is the estimated period of the Company’s performance obligations under the agreement as amended. The Company recognized $145,000 of the initial fee as revenue for each of the three-month periods ended September 30, 2011 and 2010 and $434,000 and $538,000 of the initial fee as revenue for the nine months ended September 30, 2011 and 2010, respectively. The Company recognized $103,000 and $228,000 of the payments received under the amendment for the three and nine months ended September 30, 2011, respectively.

Under the agreement, the Company is also eligible to receive (1) additional payments of up to $145,000,000 (not including the $3,700,000 in potential additional payments from AstraZeneca in respect of the clinical trial of AZD3480 in Alzheimer’s disease referenced above) if development, regulatory and first commercial sale milestone events for AZD3480 are achieved only for Alzheimer’s disease, (2) other payments if development, regulatory, first commercial sale and first detail milestone events for AZD3480 are achieved for any other target indication under the agreement and (3) if regulatory approval is achieved for AZD3480 for any particular indication, stepped double-digit royalties on any sales of AZD3480 for that indication or any other indication. Under the terms of a sponsored research agreement and a subsequent license agreement between the Company and University of Kentucky Research Foundation, or UKRF, if the Company receives any of these payments from AstraZeneca related to AZD3480, including royalties, the Company is required to pay a low-single digit percentage of each such payment to UKRF.

TARGACEPT, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS (continued)

September 30, 2011

5. Strategic Alliance and Collaboration Agreements (continued)

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

In October 2007, the Company provided notice under the agreement offering AstraZeneca the right to license its product candidate TC-5619 for specified conditions characterized by cognitive impairment. Based on a subsequent election by AstraZeneca made under the terms of the agreement, AstraZeneca paid the Company $2,000,000 and the Company agreed to develop TC-5619 independently through completion of Phase 1 clinical development and a Phase 2 clinical proof of concept clinical trial in accordance with a mutually acceptable development plan, following which AstraZeneca would have the right to license TC-5619 on terms specified in the agreement (as it was amended in April 2010 as described below). The Company recognized the $2,000,000 payment as revenue on a straight-line basis over the estimated period of the Company’s research and development obligations for TC-5619. The Company completed its research and development obligations for TC-5619 under the agreement in the second quarter of 2011. Accordingly, as of June 30, 2011, all of the $2,000,000 payment related to TC-5619 received from AstraZeneca was recognized into revenue. The Company recognized $43,000 of the payment as revenue for the three months ended September 30, 2010, and $87,000 and $235,000 of the payment as revenue for the nine months ended September 30, 2011 and 2010, respectively.

In April 2010, the Company and AstraZeneca amended the agreement to modify the terms applicable to TC-5619. In conjunction with the amendment, the Company and AstraZeneca agreed to an expanded development program for TC-5619 and the Company received a payment of $11,000,000 to maintain AstraZeneca’s option to license TC-5619. The Company recorded the $11,000,000 payment as deferred revenue and recognized it as revenue on a straight-line basis over the estimated period of the Company’s research and development obligations for TC-5619 under the agreement, which, as noted above, were completed in the second quarter of 2011. Accordingly, as of June 30, 2011, all of the $11,000,000 payment related to TC-5619 received from AstraZeneca was recognized into revenue. The Company recognized $2,357,000 of the payment as revenue for the three months ended September 30, 2010, and $4,714,000 and $3,929,000 of the payment as revenue for the nine months ended September 30, 2011 and 2010, respectively. In late April 2011, the Company received notice from AstraZeneca that it had determined not to exercise its license option.

The Company has received payments upon achievement of milestone events under the agreement that it recognized in full as revenue upon achievement because the event met each of the conditions required for immediate recognition under its revenue recognition policy (see Note 2). In particular, the Company received a $10,000,000 payment from AstraZeneca in July 2009 based on achievement

TARGACEPT, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS (continued)

September 30, 2011

5. Strategic Alliance and Collaboration Agreements (continued)

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

TC-5214

In December 2009, the Company entered into a collaboration and license agreement with AstraZeneca AB for the global development and commercialization of TC-5214. Under the agreement, AstraZeneca made an upfront payment to the Company of $200,000,000 and the Company is eligible to receive cumulative payments of up to an additional $540,000,000 if specified development, regulatory and first commercial sale milestone events for TC-5214 are achieved, cumulative payments of up to an additional $500,000,000 if specified sales related milestone events for TC-5214 are achieved and significant stepped double-digit royalties on net sales of TC-5214 worldwide. The Company recorded the upfront payment made by AstraZeneca as deferred revenue and is recognizing the payment as revenue on a straight-line basis over the estimated period of the Company’s substantive performance obligations under the agreement, or approximately 33 months after the agreement date. The Company recognized $18,290,000 of the upfront payment as revenue for the each of the three-month periods ended September 30, 2011 and 2010 and $54,274,000 of the upfront payment as revenue for each of the nine-month periods ended September 30, 2011 and 2010. The Company would recognize as revenue the full amount of each payment received based on the achievement of a milestone event under the agreement upon achievement of the milestone event if the Company determines that the revenue satisfies the requirements for immediate recognition under its revenue recognition policy (see Note 2).

TARGACEPT, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS (continued)

September 30, 2011

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

The Company’s portion of the costs of the initial program was $8,742,000 and $2,888,000 for the three months ended September 30, 2011 and 2010, respectively, and $21,945,000 and $4,915,000 for the nine months ended September 30, 2011 and 2010, respectively. AstraZeneca’s allocable portion of the initial program costs paid by the Company was $132,000 and $929,000 for the three months ended September 30, 2011 and 2010, respectively, and $332,000 and $1,812,000 for the nine months ended September 30, 2011 and 2010, respectively. AstraZeneca’s allocable portion of the initial program costs paid by the Company is reflected in the Company’s financial statements as a reduction to research and development expense.

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

September 30, 2011

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

Under the agreement and a related stock purchase agreement, GlaxoSmithKline made an initial payment to the Company of $20,000,000 and purchased 1,275,502 shares of the Company’s common stock for an aggregate purchase price of $15,000,000 on July 27, 2007. The purchase price paid by GlaxoSmithKline reflected an aggregate deemed premium of $3,521,000, based on the closing price of the Company’s common stock on the trading day immediately preceding the date that agreements were signed and announced. The Company deferred recognition of both the initial payment made by GlaxoSmithKline and the deemed premium paid for the shares of the Company’s common stock purchased by GlaxoSmithKline and was recognizing both amounts into revenue on a straight-line basis over the nine-year period of the Company’s research and early development obligations estimated at inception of the agreement. The Company recognized $653,000 and $1,960,000 of the initial payment and deemed premium as revenue for the three and nine months ended September 30, 2010, respectively.

TARGACEPT, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS (continued)

September 30, 2011

5. Strategic Alliance and Collaboration Agreements (continued)

In December 2007, the Company received a $6,000,000 payment from GlaxoSmithKline upon the achievement of a specified milestone event under the agreement. The Company determined the payment did not meet each of the conditions of its revenue recognition policy (see Note 2) required for recognition of the full amount into revenue upon achievement of the milestone. Specifically, based on the progress of this product candidate as of inception of the agreement, there was not substantive uncertainty regarding achievement of the milestone event within the meaning of the Company’s revenue recognition policy. Accordingly, the Company recorded the payment as deferred revenue and was recognizing it into revenue on a straight-line basis over the remaining portion of the nine-year period of the Company’s research and early development obligations estimated at inception of the agreement. The Company recognized $173,000 and $519,000 of the payment as revenue for the three and nine months ended September 30, 2010, respectively.

As a result of its receipt in February 2011 of notice of termination of the agreement, the Company recognized the remaining $18,421,000 of the payments discussed above not previously recognized into revenue for the first quarter of 2011 in accordance with its revenue recognition policy (see Note 2).

6. Long-term Debt

In June 2011, the Company borrowed $2,132,000 under a loan agreement with a bank entered into in July 2010. The Company’s June 2011 borrowing bears interest at a fixed rate of 3.471% per annum and is repayable in equal monthly installments of $48,000 that began July 1, 2011 and continue through the maturity date of June 1, 2015. Pursuant to the loan agreement, the Company granted a first priority security interest in favor of the bank in the assets acquired with the proceeds of the loan.

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

Our most advanced product candidates are described briefly below:

•

TC-5214. TC-5214 is a nicotinic channel modulator that is thought to derive antidepressant activity by modulating the activity of various NNR subtypes. We are co-developing TC-5214 with AstraZeneca under our TC-5214 agreement with AstraZeneca as an adjunct, or add-on, to antidepressant therapy for patients with MDD who do not respond adequately to initial treatment. We and AstraZeneca are also conducting a Phase 2b clinical trial of TC-5214 as a “switch” monotherapy in patients with MDD who do not respond adequately to initial antidepressant treatment.

•

TC-5619. TC-5619 is a novel small molecule that modulates the activity of the a7 NNR and is in Phase 2 clinical development. We are conducting preparatory activities for two additional planned trials, a Phase 2b study as a treatment for negative symptoms and cognitive dysfunction in schizophrenia and a Phase 2 study as a treatment for attention deficit/hyperactivity disorder, or ADHD, in patients with inattentive predominant ADHD. We are also considering potential additional Phase 2 development of TC-5619 as a treatment for Alzheimer’s disease.

•

AZD3480 (TC-1734). AZD3480 is a novel small molecule that modulates the activity of the a4ß2 NNR and is subject to our cognitive disorders agreement with AstraZeneca. AstraZeneca or we have conducted several Phase 2 clinical studies of AZD3480 in various cognitive disorders. In October 2011, we initiated a Phase 2b study of AZD3480 as a treatment for mild to moderate Alzheimer’s disease. AZD3480 has also been under consideration by AstraZeneca for potential additional development in ADHD. Based on discussions with AstraZeneca, we do not currently expect AstraZeneca will conduct further development of AZD3480 in ADHD based on concerns about the adequacy of the therapeutic margin for the ADHD patient population.

•

AZD1446 (TC-6683). AZD1446 is a novel small molecule that modulates the activity of the a4ß2 NNR and is under consideration for Phase 2 clinical development as a treatment for Alzheimer’s disease under our cognitive disorders agreement with AstraZeneca. We expect AstraZeneca to make an advancement decision in the fourth quarter of 2011.

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

•

by agreement with AstraZeneca, we are conducting an additional clinical trial of AZD3480 in Alzheimer’s disease; we are responsible for funding the study and are entitled to receive up to $3.7 million in payments from AstraZeneca (in addition to $2.5 million previously received from AstraZeneca) in connection with events with respect to the study, with the last payment to us being payable upon first dosing in both the United States and Europe; and

•

from January 2006 to January 2010, we and AstraZeneca conducted a preclinical research collaboration under the agreement to discover and develop compounds that act on the a4ß2 NNR as treatments for conditions characterized by cognitive impairment; AstraZeneca paid us research fees, based on a reimbursement rate specified under the agreement, for research services rendered in the preclinical research collaboration.

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

We generated net income for the nine months ended September 30, 2011 (and for the three months ended March 31, 2011) due primarily to recognition into revenue of a portion of the upfront payment received under our TC-5214 agreement with AstraZeneca and the remaining $18.4 million in payments received from GlaxoSmithKline that were unrecognized as of the time we received notice of termination of the agreement. We have also generated net income for some other periods due primarily to recognition into revenue of a portion of the upfront payment received under our TC-5214 agreement with AstraZeneca or to the achievement of a single milestone event related to AZD3480 under our cognitive disorders agreement with AstraZeneca. Except for these periods, we have not been profitable and we may incur losses in future periods as our clinical-stage and preclinical product candidates advance into later-stage development and as we progress our programs, invest in additional product opportunities and grow our business. As of September 30, 2011, we had an accumulated deficit of $217.1 million. Drug development, including clinical trials in particular, is time-consuming, expensive and may never yield a product that will generate revenue.

As a clinical-stage company, our revenues, expenses and results of operations are likely to fluctuate significantly from quarter to quarter and year to year. We believe that period-to-period comparisons of our results of operations should not be relied upon as indicative of our future performance.

Revenue

In January 2010, we received a $200.0 million upfront payment under our TC-5214 agreement with AstraZeneca, which we recorded as deferred revenue and are recognizing into revenue on a straight-line basis over the estimated development period for TC-5214 to submission of a new drug application to the FDA. As of September 30, 2011, we had $72.8 million of the upfront payment remaining to be recognized into revenue. We are eligible under our TC-5214 agreement with AstraZeneca to receive additional payments of over $1.0 billion if development, regulatory, first commercial sale and specified sales related milestone events for TC-5214 are achieved and stepped double-digit royalties on any future TC-5214 product sales.

Pursuant to an April 2010 amendment to our cognitive disorders agreement with AstraZeneca related to an expansion of the development program for TC-5619, we received an $11.0 million payment in May 2010, which we recorded as deferred revenue and recognized into revenue on a straight-line basis over the estimated period of our research and development obligations for TC-5619 under the agreement. We completed our research and development obligations for TC-5619 in the second quarter of 2011. Pursuant to a September 2010 amendment to our cognitive disorders agreement with AstraZeneca related to a clinical trial of AZD3480 in Alzheimer’s disease, we received a $500,000 payment in October 2010 and cumulative payments of $2.0 million in September 2011, all of which we recorded as deferred revenue and are recognizing into revenue on a straight-line basis over the estimated period of our obligations with respect to the study.

As of September 30, 2011, we had received $58.1 million in aggregate upfront fees and milestone payments under our cognitive disorders agreement with AstraZeneca and an additional $26.5 million in payments for research services that we provided in the preclinical research collaboration conducted under that agreement. We deferred recognition of an aggregate of $25.5 million of the amounts received under our cognitive disorders agreement with AstraZeneca and are recognizing these deferred amounts into revenue over the periods discussed in Note 5 to our unaudited financial statements included in this quarterly report. As of September 30, 2011, we had $3.5 million of the deferred amounts remaining to be recognized into revenue in future periods.

We also received $45.0 million in aggregate payments under our now terminated agreement with GlaxoSmithKline. Of that amount, we initially deferred recognition of $29.5 million, which we were recognizing into revenue over the period discussed in Note 5 to our unaudited financial statements included in this quarterly report. As a result of our receipt in February 2011 of notice of termination of the agreement, we recognized the remaining $18.4 million in unrecognized payments into revenue for the first quarter of 2011.

From time to time we seek and are awarded grants or perform work under grants awarded to third-party collaborators from which we derive revenue. In July 2011, we received notice from The Michael J. Fox Foundation for Parkinson’s Research, or MJFF, that we had been awarded a third grant from MJFF and the second to fund preclinical research involving the use of compounds that modulate NNRs to address Levodopa-induced abnormal involuntary movements, known as dyskinesias. Based on the terms of the grant, we received $250,000 in September 2011 and expect to receive an additional $250,000 in the first half of 2012.

Research and Development Expenses

Since our inception, we have focused our activities on our drug discovery and development programs. We record research and development expenses as they are incurred. Research and development expenses represented 90% and 89% of our total operating expenses for the three months ended September 30, 2011 and 2010, respectively, and 88% of our total operating expenses for each of the nine-month periods ended September 30, 2011 and 2010.

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

We have not received FDA or foreign regulatory marketing approval for any of our product candidates. Our current and future expenditures on preclinical and clinical development programs are subject to numerous uncertainties in timing and cost to completion. In addition, our strategy includes entering into alliances and collaborations with third parties to participate in the development and commercialization of some of our product candidates. Where a third party has responsibility for or authority over any or all of the non-clinical or clinical development of a particular product candidate, the estimated completion date may be largely under the control of that third party and not under our control. We cannot forecast with any degree of certainty whether any of our product candidates will be subject to future alliances or collaborations or how any such arrangement would affect our development plans or capital requirements. Because of this uncertainty, and because of the numerous uncertainties related to clinical trials and drug development generally, we are unable to determine the duration and completion costs of our research and development programs or whether or when we will generate revenue from the commercialization and sale of any of our product candidates.

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

Income Taxes

We have incurred cumulative operating losses through December 31, 2010 and have not paid federal, state or foreign income taxes for any period. For the three and nine months ended September 30, 2011, we did not recognize any income tax expense. For the three and nine months ended September 30, 2010, we recognized $257,000 and $2.4 million, respectively, of income tax expense primarily as a result of the application of Accounting Standards Codification Topic 740, Income Taxes, or ASC 740, to stock-based compensation. Exercises of stock options during the three and nine months ended September 30, 2010 resulted in tax deductions for stock-based compensation in excess of expense recorded for the stock options under U.S. generally accepted accounting principles, or GAAP, resulting in income tax benefit of $160,000 and $2.3 million, respectively. We recognized the income tax benefit related to the excess tax deductions as an increase to capital in excess of par value, which based on ASC 740 resulted in an offsetting charge in the same amount to income tax expense. Tax deductions in excess of recorded expense are only recognized for interim periods within years in which annual net income is forecasted.

As of September 30, 2011, we had net operating loss carryforwards of $110.7 million for federal income tax purposes and $118.9 million for state income tax purposes. We also had research and development income tax credit carryforwards of $11.9 million for federal income tax purposes and $751,000 for state income tax purposes as of September 30, 2011. The federal net operating loss carryforwards begin to expire in 2024. The state net operating loss carryforwards begin to expire in 2019. The federal and state research and development tax credits begin to expire in 2021. As a result of various factors, including the subjectivity of measurements used in the calculation of particular tax positions taken or that may in the future be taken in our tax returns, it is uncertain whether or to what extent we will be eligible to use the tax credits.

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

Fair Value

The carrying amounts of our cash and cash equivalents, investments in marketable securities, accounts receivable, accounts payable and accrued expenses are considered to be representative of their respective fair values due to their short-term natures and, in the case of short-term investments, their market interest rates. Likewise, the carrying amounts of our long-term debts are considered to be representative of their fair value due to their market interest rates. Cash that we do not expect to need to fund our short-term liquidity requirements is invested in U.S. Treasury notes and bonds, U.S. and state government agency-backed certificates, corporate debt securities that are rated at least A quality or equivalent and certificates of deposit. Our investments in marketable securities, which include marketable securities classified on our balance sheet as cash equivalents, are recorded at quoted market prices and totaled $157.3 million at September 30, 2011.

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

Our significant accounting policies are described in Note 2 to our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010 and in the notes to our unaudited financial statements included in this quarterly report. We believe that our accounting policies relating to revenue recognition, accrued expenses and stock-based compensation are the most critical to understanding and evaluating our reported financial results. We have identified these policies as critical because they both are important to the presentation of our financial condition and results of operations and require us to make judgments and estimates on matters that are inherently uncertain and may change in future periods. These policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2010.

Results of Operations

Three Months ended September 30, 2011 and 2010

Net Operating Revenues

	Three Months Ended September 30,
	2011	2010	Change
	(in thousands)
Operating revenues:
License fees and milestones from collaborations	$18,538	$21,662	$(3,124)
Grant revenue	417	136	281

Net operating revenues	$18,955	$21,798	$(2,843)

Net operating revenues for the three months ended September 30, 2011 decreased by $2.8 million as compared to the three months ended September 30, 2010. The lower net operating revenues for the 2011 period were primarily attributable to a decrease of $3.1 million in license fees and milestones from collaborations. The lower license fees and milestones from collaborations for the 2011 period primarily resulted from decreases of $2.4 million in recognition of payments related to the development of TC-5619 previously received from AstraZeneca under our cognitive disorders agreement with AstraZeneca, as the TC-5619-related payments became fully recognized in the second quarter of 2011, and $826,000 in recognition of payments previously received from GlaxoSmithKline, as all amounts that had yet to be recognized as of the time we received notice of termination of our agreement with GlaxoSmithKline were recognized for the first quarter of 2011.

We did not recognize any milestone-based revenue for either of the three month periods ended September 30, 2011 or September 30, 2010. The amount of any milestone-based revenue that we generate may vary from period to period.

Research and Development Expenses

	Three Months Ended September 30,
	2011	2010	Change
	(in thousands)

Research and development expenses	$25,444	$17,329	$8,115

Research and development expenses for the three months ended September 30, 2011 increased by $8.1 million as compared to the three months ended September 30, 2010. The higher research and development expenses were principally attributable to increases of:

•

$7.4 million in costs incurred for third-party services in connection with clinical and non-clinical activities for our clinical-stage product candidates to $14.4 million for the 2011 period, from $7.0 million for the 2010 period; this increase was principally due to: a greater level of activities for TC-5214 as the Phase 3 development program (for which we share costs with AstraZeneca) progressed; the conduct of activities in preparation for the ongoing Phase 2b clinical trial of

AZD3480 in Alzheimer’s disease; and the conduct of two Phase 2 clinical trials of TC-6987; partially offset by lower clinical trial costs for TC-5619 as a result of the completion of two Phase 2 studies;

•

$1.4 million in costs incurred for third-party research and development services in connection with preclinical programs to $2.7 million for the 2011 period, from $1.3 million for the 2010 period, primarily due to an expanded focus on our nicotinic channel modulator program and the conduct of IND-enabling activities in that program; and

•

$793,000 in other research and development-related operating costs, including stock-based compensation, salary and other compensation-related expenses for research and development personnel and infrastructure costs, to $8.3 million for the 2011 period, from $7.5 million for the 2010 period; the largest component of this increase was stock-based compensation expense and was primarily due to a significantly higher weighted average fair value for stock options that vested during the 2011 period as compared to stock options that vested during the 2010 period. Stock options granted to our employees typically vest over four years.

These increases were partially offset by the inclusion for the 2010 period of a $1.5 million upfront payment that we made to Cornerstone Therapeutics Inc. upon entering into an exclusive worldwide license agreement in August 2010.

The costs that we incurred for the three months ended September 30, 2011 and 2010 for third-party services in connection with research and development of clinical-stage product candidates are shown in the table below:

	Three Months Ended September 30,
	2011	2010	Change
	(in thousands)

TC-5214	$9,023	$2,888	$6,135
TC-6987	2,249	1,196	1,053
AZD3480	1,621	—	1,621
TC-5619	1,487	2,620	(1,133)
TC-6499	15	294	(279)
AZD1446	—	—	—

We continue to expect our research and development expenses for the year ending December 31, 2011 to increase as compared to the year ended December 31, 2010, principally due to the progress of the Phase 3 development program for TC-5214, the conduct of two Phase 2 clinical trials of TC-6987, the conduct of a Phase 2 clinical trial of AZD3480 in Alzheimer’s disease and the conduct of preparatory activities for additional Phase 2 clinical development planned for TC-5619.

General and Administrative Expenses

	Three Months Ended September 30,
	2011	2010	Change
	(in thousands)

General and administrative expenses	$2,842	$2,052	$790

General and administrative expenses for the three months ended September 30, 2011 increased by $790,000 as compared to the three months ended September 30, 2010. The higher general and administrative expenses were principally attributable to increases of $718,000 in stock-based compensation, salary and other compensation-related expenses for general and administrative personnel, as well as increased infrastructure costs associated with our growth. The largest component of the increase was stock-based compensation expense, which was primarily due to a significantly higher weighted average fair value for stock options that vested during the 2011 period as compared to stock options that vested during the 2010 period. Stock options granted to our employees typically vest over four years.

Income Tax Expense

	Three Months Ended September 30,
	2011	2010	Change
	(in thousands)

Income tax expense	$—	$257	$(257)

There was no income tax expense for the three months ended September 30, 2011, as compared to income tax expense of $257,000 for the three months ended September 30, 2010. The change was primarily due to tax deductions for stock-based compensation for the 2010 period in excess of expense recorded under GAAP for the corresponding stock options. Tax deductions in excess of recorded expense are only recognized for interim periods within years in which annual net income is forecasted.

Nine Months ended September 30, 2011 and 2010

Net Operating Revenues

	Nine Months Ended September 30,
	2011	2010	Change
	(in thousands)

Operating revenues:
License fees and milestones from collaborations	$78,159	$61,455	$16,704
Grant revenue	533	763	(230)

Net operating revenues	$78,692	$62,218	$16,474

Net operating revenues for the nine months ended September 30, 2011 increased by $16.5 million as compared to the nine months ended September 30, 2010. The higher net operating revenues for the 2011 period were primarily attributable to an increase of $16.7 million in license fees and milestones from collaborations. The higher license fees and milestones from collaborations for the 2011 period primarily resulted from increases of $15.9 million in recognition of payments previously received from GlaxoSmithKline, as all amounts that had yet to be recognized as of the time we received notice of termination of our agreement with GlaxoSmithKline were recognized for the first quarter of 2011, and $638,000 in recognition of payments related to development of TC-5619 previously received from AstraZeneca under our cognitive disorders agreement with AstraZeneca, as the TC-5619-related payments became fully recognized in the second quarter of 2011.

Research and Development Expenses

	Nine Months Ended September 30,
	2011	2010	Change
	(in thousands)

Research and development expenses	$69,146	$42,058	$27,088

Research and development expenses for the nine months ended September 30, 2011 increased by $27.1 million as compared to the nine months ended September 30, 2010. The higher research and development expenses were principally attributable to increases of:

•

$22.0 million in costs incurred for third-party services in connection with clinical and non-clinical activities for our clinical-stage product candidates to $37.6 million for the 2011 period, from $15.6 million for the 2010 period; this increase was principally due to: a greater level of activities for TC-5214 in the Phase 3 development program; the conduct of activities in preparation for the ongoing Phase 2b clinical trial of AZD3480 in Alzheimer’s disease; and the conduct of two Phase 2 clinical trials of TC-6987; partially offset by decreases in clinical trial costs for TC-5619 as a result of the completion of two Phase 2 studies and for TC-6499 as a result of the completion of a four-week study in constipation-predominant irritable bowel syndrome;

•

$3.6 million in costs incurred for third-party research and development services in connection with preclinical programs to $5.8 million for the 2011 period, from $2.2 million for the 2010 period, primarily due to an expanded focus on our nicotinic channel modulator program and the conduct of IND-enabling activities in that program; and

•

$3.0 million in other research and development-related operating costs, including stock-based compensation, salary and other compensation-related expenses for research and development personnel and infrastructure costs, to $25.8 million for the 2011 period, from $22.8 million for the 2010 period; the largest component of this increase was stock-based compensation expense and was primarily due to a significantly higher weighted average fair value for stock options that vested during the 2011 period as compared to stock options that vested during the 2010 period.

These increases were partially offset by the inclusion for the 2010 period of the upfront payment made to Cornerstone Therapeutics Inc.

The costs that we incurred for the nine months ended September 30, 2011 and 2010 for third-party services in connection with research and development of clinical-stage product candidates are shown in the table below:

	Nine Months Ended September 30,
	2011	2010	Change
	(in thousands)

TC-5214	$22,347	$4,915	$17,432
TC-6987	6,041	3,433	2,608
TC-5619	5,812	6,595	(783)
AZD3480	3,302	—	3,302
TC-6499	91	633	(542)
AZD1446	—	—	—

General and Administrative Expenses

	Nine Months Ended September 30,
	2011	2010	Change
	(in thousands)

General and administrative expenses	$9,146	$5,688	$3,458

General and administrative expenses for the nine months ended September 30, 2011 increased by $3.5 million as compared to the nine months ended September 30, 2010. The higher general and administrative expenses were principally attributable to increases of $2.2 million in stock-based compensation, salary and other compensation-related expenses for general and administrative personnel and $1.3 million in infrastructure costs, including an incremental $607,000 in facility and equipment related costs, associated with our growth. The largest component of the increase was stock-based compensation expense, which was primarily due to a significantly higher weighted average fair value for stock options that vested during the 2011 period as compared to stock options that vested during the 2010 period.

Income Tax Expense

	Nine Months Ended September 30,
	2011	2010	Change
	(in thousands)

Income tax expense	$—	$2,395	$(2,395)

There was no income tax expense for the nine months ended September 30, 2011, as compared to income tax expense of $2.4 million for the nine months ended September 30, 2010. The change was primarily due to tax deductions for stock-based compensation for the 2010 period in excess of expense recorded under GAAP for the corresponding stock options. Tax deductions in excess of recorded expense are only recognized for interim periods within years in which annual net income is forecasted.

Liquidity and Capital Resources

Sources of Liquidity

We have historically financed our operations and internal growth principally through public and private offerings of equity securities, payments received under collaboration and alliance agreements, grants and equipment financing.

Our cash, cash equivalents and investments in marketable securities were $270.9 million as of September 30, 2011 and $252.5 million as of December 31, 2010. As of September 30, 2011, we held $112.1 million of cash in bank depository accounts and institutional money market funds principally at Branch Banking and Trust Company, RBC Bank and Wells Fargo & Company. Substantially all of our remaining cash, cash equivalents and investments were invested as of September 30, 2011 in U.S. Treasury notes and bonds, U.S. and state government agency-backed securities, corporate debt securities that are rated at least A quality or equivalent and certificates of deposit.

Stock Offerings

In May 2011, we completed an underwritten public offering of 3,658,537 shares of our common stock at a price of $20.50 per share. In June 2011, we sold an additional 548,780 shares of our common stock upon the exercise of the overallotment option granted to the underwriters, also at a price of $20.50 per share. Our net proceeds from the offering, after deducting underwriters’ discounts and commissions and offering expenses paid by us, were $80.8 million.

Strategic Alliances and Collaborations

In December 2009, we entered into our TC-5214 agreement with AstraZeneca for the global development and commercialization of TC-5214. We received a $200.0 million upfront payment from AstraZeneca in January 2010. Under the terms of an existing license agreement, we paid $16.0 million to University of South Florida Research Foundation, or USFRF, in January 2010 based on our receipt of the upfront payment from AstraZeneca. We are eligible to receive substantial additional payments under our TC-5214 agreement with AstraZeneca, contingent on the achievement of specified milestone events related to TC-5214.

In September 2011, we received $2.0 million in payments from AstraZeneca under an amendment to our cognitive disorders agreement with AstraZeneca in connection with events relating to our ongoing Phase 2b study of AZD3480 as a treatment for Alzheimer’s disease and we expect to receive an additional $3.7 million in payments from AstraZeneca related to the study. We are eligible to receive substantial additional payments under our cognitive disorders agreement with AstraZeneca, contingent on the achievement of specified milestone events relating to AZD3480 and AZD1446.

There is no assurance that we will achieve any particular milestone event under either of our agreements with AstraZeneca in any particular period or at all.

Loan Financing

In July 2010, we entered into a loan agreement with a bank that provided aggregate borrowing capacity of $4.0 million available to us at any time on or prior to June 30, 2011 to fund the purchase of equipment, furnishings, software and other fixed assets. In September 2010, we borrowed $1.2 million under this loan facility at a fixed interest rate of 3.4% per annum. We were obligated only to pay interest through the remainder of 2010. The September 2010 borrowing is repayable in equal monthly installments of $28,000 that began January 1, 2011 and continue through the maturity date of December 1, 2014. In June 2011, we borrowed $2.1 million under this loan facility at a fixed interest rate of 3.471% per annum. The June 2011 borrowing is repayable in equal monthly installments of $48,000 that began July 1, 2011 and continue through the maturity date of June 1, 2015. Pursuant to the loan agreement, we granted a first priority security interest in favor of the bank in the assets acquired with the proceeds of the loan facility. As of September 30, 2011, the outstanding principal balance under the loan facility was $3.0 million. There is no additional borrowing capacity remaining available to us under the loan agreement.

In March 2008, we entered into a loan agreement with a bank that provided borrowing capacity of $5.3 million to fund the purchase of equipment, furnishings, software and other fixed assets and enabled the refinancing of a previous loan facility that we had with R.J. Reynolds Tobacco Holdings, Inc. We borrowed $4.8 million upon entering into the loan agreement and borrowed the remaining $489,000 in September 2008. Pursuant to the loan agreement, we granted a first priority security interest in favor of the bank in the assets acquired with the proceeds of the loan facility. The March 2008 loan bears interest at a fixed rate of 5.231% per annum and is repayable in equal monthly installments of $112,000 that began April 1, 2008 and continue through the maturity date of March 1, 2012. The September 2008 loan bears interest at a fixed rate of 6.131% per annum and is repayable in equal monthly installments of $11,000 that began October 1, 2008 and continue through the maturity date of September 1, 2012. As of September 30, 2011, the outstanding principal balance under the loan facility was $779,000. There is no additional borrowing capacity remaining available to us under the loan agreement.

Cash Flows

	Nine Months Ended September 30,
	2011	2010	Change
	(in thousands)

Net cash (used in) provided by operating activities	$(63,189)	$154,012	$(217,201)
Net cash used in investing activities	(55,476)	(56,563)	1,087
Net cash provided by financing activities	83,352	4,441	78,911

Net (decrease) increase in cash and cash equivalents	$(35,313)	$101,890

Net cash used in operating activities for the nine months ended September 30, 2011 was $63.2 million and net cash provided by operating activities for the nine months ended September 30, 2010 was $154.0 million, a difference of $217.2 million. Net cash used in operating activities for the 2011 period was primarily attributable to $67.4 million in payments made for third-party research and development services in connection with clinical-stage product candidates and preclinical programs, as well as personnel and infrastructure costs, partially offset by $2.0 million received from AstraZeneca in September 2011 related to our ongoing Phase 2b clinical trial of AZD3480 in Alzheimer’s disease.

Net cash provided by operating activities for the 2010 period was principally the result of our receipt of the $200.0 million upfront payment under our TC-5214 agreement with AstraZeneca in January 2010 and the $11.0 million payment under the April 2010 amendment to our cognitive disorders agreement with AstraZeneca to modify the terms applicable to TC-5619, partially offset by:

•	our payment in January 2010 of $16.0 million to USFRF based on our receipt of the $200.0 million upfront payment under our TC-5214 agreement with AstraZeneca; and

•

aggregate payments of $40.6 million made in our operations, including costs incurred for third-party research and development services in connection with clinical-stage product candidates and preclinical programs and personnel and infrastructure costs.

Net cash used in investing activities for the nine months ended September 30, 2011 decreased by $1.1 million as compared to the nine months ended September 30, 2010. Cash used in investing activities reflects the portion of our cash that we allocate to, and the timing of purchases and maturities of, our investments in marketable securities and equipment purchases. Our net purchases of investments in marketable securities for the nine months ended September 30, 2011 were $54.3 million and occurred primarily as a result of the receipt of $80.8 million in net proceeds from our public stock offering during the 2011 period. The net purchases of investments in marketable securities for the nine months ended September 30, 2010 were $54.9 million and occurred primarily as a result of our receipt of the upfront payment under our TC-5214 agreement with AstraZeneca. Our net equipment purchases decreased by $521,000 to $1.2 million for the 2011 period, from $1.7 million for the 2010 period.

Net cash provided by financing activities for the nine months ended September 30, 2011 increased by $78.9 million as compared to the nine months ended September 30, 2010. Cash provided by financing activities for the 2011 period reflects $80.8 million in net proceeds from our public stock offering and $2.1 million in borrowing in June 2011 under an existing loan facility. Cash provided by financing activities for the 2010 period reflects the income tax impact of stock option exercises, totaling $2.3 million.

Funding Requirements

As of September 30, 2011, we had an accumulated deficit of $217.1. We may incur operating losses or require additional capital in future periods as our clinical-stage and preclinical product candidates advance into later-stage development and as we progress our programs, invest in additional product opportunities and grow our business. However, we may generate operating income for any particular reporting period as a result of the recognition into revenue of amounts previously received under our agreements with AstraZeneca, including in particular our TC-5214 agreement with AstraZeneca, the timing of milestone events that may be achieved under our agreements with AstraZeneca and the timing of costs incurred related to development of our clinical-stage and preclinical product candidates. Our future capital requirements are difficult to forecast and will depend on many factors, including:

•	whether and to what extent milestone events are achieved for TC-5214 under our TC-5214 agreement with AstraZeneca and for AZD3480 and AZD1446 under our cognitive disorders agreement with AstraZeneca;

•	the progress of, and outcomes from, ongoing Phase 3 clinical trials of TC-5214 and the amount and timing of development costs for TC-5214 payable by us;

•	the scope, progress, duration, results and cost of clinical trials, as well as non-clinical studies and assessments, of our product candidates besides TC-5214;

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

To the extent our capital resources are insufficient to meet future capital requirements or to the extent the conditions for raising capital are favorable, we may finance future cash needs through public or private equity or debt offerings or other financings (whether utilizing our currently effective Registration Statement on Form S-3 or otherwise). Our access in the future to additional equity or debt financing, on acceptable terms or at all, may be impacted by unpredictable global credit and financial markets. We may also seek to finance future cash needs through alliances, collaborations or licensing or other arrangements. Strategic alliances, collaborations or licensing or other arrangements may not be available on acceptable terms or at all. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate our research and development programs or obtain funds through arrangements with collaborators or others that may require us to relinquish rights to certain product candidates that we might otherwise seek to develop or commercialize independently. Additionally, any future equity funding may dilute the ownership of our stockholders.

We cannot determine precisely the completion dates and related costs of our research and development programs due to inherent uncertainties in outcomes of clinical trials and regulatory approvals of our product candidates. We cannot be certain that we will be able to successfully complete our research and development projects or establish strategic alliances, collaborations or licensing or other arrangements for our product candidates. Our failure, or the failure of any of our present or future licensees or collaborators, to complete research and development programs for our product candidates could have a material adverse effect on our financial position or results of operations.

To date, inflation has not had a material effect on our business.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The primary objectives of our investment activities are to preserve our capital and meet our liquidity needs to fund operations. We also seek to generate competitive rates of return from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of cash equivalents and investments in a variety of securities that are of high credit quality based on ratings from commonly relied upon rating agencies. As of September 30, 2011, we had cash, cash equivalents and investments in marketable securities of $270.9 million. Our investments may be subject to interest rate risk and could fall in value if market interest rates increase. However, because our cash equivalents are invested in accounts with market interest rates and are short term in nature and because our investments in marketable securities are traded in active markets, we believe that our exposure to interest rate risk is not significant and estimate that an immediate and uniform 10% increase in market interest rates from levels as of September 30, 2011 would not have a material impact on the total fair value of our portfolio.

We sometimes contract for the conduct of clinical trials or other research and development and manufacturing activities with contract research organizations, clinical trial sites and contract manufacturers in Europe or elsewhere outside of the United States. We may be subject to exposure to fluctuations in foreign currency exchange rates in connection with these agreements. If the average exchange rate between the currency of our payment obligations under any of these arrangements and the U.S. dollar were to strengthen or weaken by 10% against the corresponding exchange rate as of September 30, 2011, we estimate that the impact on our financial position, results of operations and cash flows would not be material. We do not hedge our foreign currency exposures.

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

(b) Changes in Internal Controls. No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2011 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6. Exhibits

The exhibits listed in the accompanying exhibit index are filed as part of this quarterly report.

Targacept® and NNR Therapeutics™ are trademarks of Targacept, Inc. Any other service marks, trademarks and trade names appearing in this quarterly report are the properties of their respective owners.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TARGACEPT, INC.

Date: November 3, 2011	/s/ J. Donald deBethizy
J. Donald deBethizy
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 3, 2011	/s/ Alan A. Musso
Alan A. Musso
Senior Vice President, Finance and Administration, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets as of September 30, 2011 and December 31, 2010 (Unaudited); (ii) the Statements of Operations for the three months and nine months ended September 30, 2011 and 2010 (Unaudited); (iii) the Statements of Cash Flows for the nine months ended September 30, 2011 and 2010 (Unaudited); and (iv) the Notes to Unaudited Financial Statements, tagged as blocks of text.

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.