Form 10-Q
period 2012-06-30
TARGACEPT INC
filed 2012-08-09
CIK 1124105

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

As of July 31, 2012, the registrant had 33,430,481 shares of common stock, $0.001 par value per share, outstanding.

TARGACEPT, INC.

FORM 10-Q

PART I. Financial Information

Cautionary Note Regarding Forward-Looking Statements

This quarterly report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, which we refer to as the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act. For this purpose, any statement contained in this quarterly report, other than statements of historical fact, regarding, among other things:

•

the progress, scope or duration of the development of TC-5619, AZD3480 (TC-1734), TC-5214, AZD1446 (TC-6683), TC-6987 or any of our other product candidates or programs, such as the target indication(s) for development, the size, design, population, location, conduct, objective, duration or endpoints of any clinical trial, or the timing for initiation or completion of or availability of results from any clinical trial, for submission or approval of any regulatory filing, for interactions with regulatory authorities or, where applicable, for a decision by AstraZeneca as to whether to conduct particular development;

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

•	whether positive findings from any completed clinical trial of TC-5619 will be replicated in ongoing or potential future clinical trials of TC-5619;

•

whether the designs and endpoints of any future clinical trial of TC-5619 in a target indication will be deemed by applicable regulatory authorities to be sufficient to support regulatory approval of TC-5619 for that indication;

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

•	the impact of the restructuring announced by AstraZeneca in February 2012 on any future development of AZD1446 or AZD3480;

•	our ability to manage any impact of our workforce reduction announced in April 2012 or the departure of three executive officers in the first half of 2012 on our operations and corporate culture;

•

the conduct and results of clinical trials and non-clinical studies and assessments of any of our product candidates, including the performance of third parties engaged to execute them, delays resulting from any changes to the applicable protocols or difficulties or delays in subject enrollment or data analysis;

•	our ability to establish additional strategic alliances, collaborations or licensing or other comparable arrangements on favorable terms;

•	our ability to protect our intellectual property; and

•	the timing and outcome of submission, acceptance and approval of regulatory filings.

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

TARGACEPT, INC.

BALANCE SHEETS

(in thousands, except share and par value amounts)

(unaudited)

	June 30, 2012	December 31, 2011

ASSETS
Current assets:
Cash and cash equivalents	$71,645	$107,283
Investments in marketable securities - short term	84,833	87,721
Receivables from collaborations	347	218
Prepaid expenses	2,343	3,471

Total current assets	159,168	198,693
Investments in marketable securities - long term	49,412	54,266
Property and equipment, net	3,919	5,035
Intangible assets	123	132

Total assets	$212,622	$258,126

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,450	$3,489
Accrued expenses	6,482	16,167
Current portion of long-term debt	870	1,241
Current portion of deferred revenue	3,273	57,714

Total current liabilities	13,075	78,611
Long-term debt, net of current portion	1,564	1,986
Deferred revenue, net of current portion	1,620	3,241

Total liabilities	16,259	83,838
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value, 100,000,000 shares authorized and 33,428,636 and 33,383,403 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	33	33
Preferred stock, $0.001 par value, 5,000,000 shares authorized and 0 shares issued and outstanding at June 30, 2012 and December 31, 2011	—	—
Capital in excess of par value	406,315	401,149
Accumulated other comprehensive income	194	36
Accumulated deficit	(210,179)	(226,930)

Total stockholders’ equity	196,363	174,288

Total liabilities and stockholders’ equity	$212,622	$258,126

See accompanying notes.

TARGACEPT, INC.

STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended June 30,				Six Months Ended June 30,
	2012		2011		2012		2011
Operating revenues:
License fees and milestones from collaborations		$33,487		$20,699		$56,094		$59,621
Grant revenue		158		44		408		116

Net operating revenues		33,645		20,743		56,502		59,737
Operating expenses:
Research and development (including stock-based compensation of $1,044 and $1,257 for the three months ended June 30, 2012 and 2011, respectively; and $2,138 and $2,494 for the six months ended June 30, 2012 and 2011, respectively)		12,512		20,185		30,313		43,702
General and administrative (including stock-based compensation of $2,067 and $943 for the three months ended June 30, 2012 and 2011, respectively; and $2,890 and $1,869 for the six months ended June 30, 2012 and 2011, respectively)		4,587		3,129		7,657		6,304
Restructuring charges		2,312		—		2,312		—

Total operating expenses		19,411		23,314		40,282		50,006

Income (loss) from operations		14,234		(2,571)		16,220		9,731
Other income (expense):
Interest income		280		343		579		659
Interest expense		(22)		(29)		(48)		(60)

Total other income (expense)		258		314		531		599

Net income (loss)		$14,492		$(2,257)		$16,751		$10,330

Basic net income (loss) per share	$0.43		$(0.07)		$0.50		$0.35

Diluted net income (loss) per share	$0.43		$(0.07)		$0.50		$0.33

Weighted average common shares outstanding - basic	33,409,341		30,725,227		33,399,814		29,865,420

Weighted average common shares outstanding - diluted	33,638,629		30,725,227		33,701,857		31,207,325

Unrealized (loss) gain on available-for-sale securities, net		(33)		(5)		158		(26)

Comprehensive income (loss)		$14,459		$(2,262)		$16,909		$10,304

See accompanying notes.

TARGACEPT, INC.

STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2012	2011
Operating activities
Net income	$16,751	$10,330
Adjustments to reconcile net income to net cash used in operating activities:
Recognition of deferred revenue	(56,502)	(59,738)
Amortization of premium on marketable securities, net	477	306
Depreciation and amortization	1,262	1,235
Stock-based compensation expense	5,028	4,363
Changes in operating assets and liabilities:
Receivables from collaborations	(129)	292
Other current assets	1,162	(325)
Accounts payable and accrued expenses	(10,724)	(1,571)
Deferred revenue	440	—

Net cash used in operating activities	(42,235)	(45,108)

Investing activities
Purchase of investments in marketable securities	(76,524)	(80,448)
Proceeds from sale of investments in marketable securities	83,913	44,983
Purchase of property and equipment	(137)	(1,012)

Net cash provided by (used in) investing activities	7,252	(36,477)

Financing activities
Principal payments on long-term debt	(793)	(844)
Proceeds from issuance of long-term debt	—	2,132
Proceeds from issuance of common stock, net	138	82,585

Net cash (used in) provided by financing activities	(655)	83,873

Net (decrease) increase in cash and cash equivalents	(35,638)	2,288
Cash and cash equivalents at beginning of period	107,283	165,854

Cash and cash equivalents at end of period	$71,645	$168,142

See accompanying notes.

TARGACEPT, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

June 30, 2012

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Company’s audited financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2011. In the opinion of the Company’s management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of its financial position, operating results and cash flows for the periods presented have been included. Operating results for the three and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the full year, for any other interim period or for any future year.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts of assets, liabilities, revenues and expenses reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

Fair Value Measurement

The Company follows Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 820, Fair Value Measurements and Disclosures, or ASC 820, for application to financial assets. ASC 820 defines fair value, provides a consistent framework for measuring fair value under GAAP and requires fair value financial statement disclosures. ASC 820 applies only to the measurement and disclosure of financial assets that are required or permitted to be measured and reported at fair value under other ASC topics (except for standards that relate to share-based payments such as ASC Topic 718, Compensation - Stock Compensation).

TARGACEPT, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS (continued)

June 30, 2012

2. Summary of Significant Accounting Policies (continued)

The valuation techniques required by ASC 820 may be based on either observable or unobservable inputs. Observable inputs reflect readily obtainable data from independent sources, and unobservable inputs reflect the Company’s market assumptions. These inputs are classified into the following hierarchy:

Level 1 Inputs - quoted prices (unadjusted) in active markets for identical assets that the reporting entity has the ability to access at the measurement date;

Level 2 Inputs - inputs other than quoted prices included within Level 1 that are observable for the asset, either directly or indirectly; and

Level 3 Inputs - unobservable inputs for the asset.

The following tables present the Company’s investments in marketable securities (including those classified on the Company’s balance sheet as cash equivalents) that are measured at fair value on a recurring basis as of June 30, 2012 and December 31, 2011, respectively:

June 30, 2012	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(in thousands)
U.S. Treasury and U.S. or state government agency-backed securities	$60,335	$—	$—
Corporate debt securities	—	62,102	—
Municipal bonds	—	2,336
Certificates of deposit	13,000	—	—
Accrued interest	471	—	—

Total cash equivalents and marketable securities	$73,806	$64,438	$—

December 31, 2011	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(in thousands)
U.S. Treasury and U.S. or state government agency-backed securities	$69,474	$—	$—
Corporate debt securities	—	75,007	—
Certificates of deposit	13,000	—	—
Accrued interest	506	—	—

Total cash equivalents and marketable securities	$82,980	$75,007	$—

TARGACEPT, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS (continued)

June 30, 2012

2. Summary of Significant Accounting Policies (continued)

Corporate debt securities and municipal bonds are valued based on various observable inputs such as benchmark yields, reported trades, broker/dealer quotes, benchmark securities and bids.

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

The Company determines the appropriate classification of marketable securities at the time of purchase and reevaluates its classification as of each balance sheet date. All marketable securities owned during the six months ended June 30, 2012 and 2011 were classified as available for sale. The cost of securities sold is based on the specific identification method. Investments in marketable securities are recorded as of each balance sheet date at fair value, with unrealized gains and, to the extent deemed temporary, unrealized losses included in stockholders’ equity. Interest and dividend income on investments in marketable securities, accretion of discounts and amortization of premiums and realized gains and losses are included in interest income in the statement of comprehensive income.

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

June 30, 2012

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

June 30, 2012

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

June 30, 2012

2. Summary of Significant Accounting Policies (continued)

Net Income or Loss Per Share

The Company computes net income or loss per share in accordance with ASC Topic 260, Earnings Per Share, or ASC 260. Under the provisions of ASC 260, basic net income or loss per share, or Basic EPS, is computed by dividing net income or loss by the weighted average number of common shares outstanding. Diluted net income or loss per share, or Diluted EPS, is computed by dividing net income or loss by the weighted average number of common shares outstanding plus, in the case of diluted net income per share, dilutive common share equivalents outstanding. The calculations of Basic EPS and Diluted EPS are set forth in the table below (in thousands, except share and per share amounts).

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Basic:
Net income (loss)	$14,492	$(2,257)	$16,751	$10,330

Weighted average common shares - basic	33,409,341	30,725,227	33,399,814	29,865,420

Basic EPS	$0.43	$(0.07)	$0.50	$0.35

Diluted:
Net income (loss)	$14,492	$(2,257)	$16,751	$10,330

Weighted average common shares - basic	33,409,341	30,725,227	33,399,814	29,865,420
Common share equivalents	229,288	—	302,043	1,341,905

Weighted average common shares - diluted	33,638,629	30,725,227	33,701,857	31,207,325

Diluted EPS	$0.43	$(0.07)	$0.50	$0.33

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

Shares subject to outstanding stock options that were anti-dilutive for periods of net income and consequently not included in the calculation of common share equivalents totaled 3,793,921 for the three months ended June 30, 2012, and 3,278,572 and 1,405,127 for the six months ended June 30, 2012 and 2011, respectively, calculated on a weighted average basis.

TARGACEPT, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS (continued)

June 30, 2012

2. Summary of Significant Accounting Policies (continued)

Common Stock and Stock-Based Compensation

The Company issued 45,233 shares of common stock upon the exercise of stock options during the six months ended June 30, 2012. The Company issued 305,395 shares of common stock upon the exercise of stock options during the year ended December 31, 2011.

The Company granted to employees options to purchase an aggregate of 1,194,995 shares of common stock on May 4, 2012. These stock options have an estimated aggregate fair value, using the Black-Scholes-Merton formula, of $3,609,000. The Company is recording this amount, as adjusted for forfeitures, as stock-based compensation on a straight line basis over 16 quarters beginning with the quarter ended June 30, 2012.

During the six months ended June 30, 2012, the Company partially accelerated the vesting of, and/or extended the permitted period for exercise for, some outstanding stock options held by three executive officers who departed the Company. These modifications resulted in incremental compensation cost recorded by the Company for the three and six months ended June 30, 2012 of $1,299,000.

Accumulated Other Comprehensive Income or Loss

Accumulated other comprehensive income or loss, as presented in stockholders’ equity on the Company’s balance sheet, reflects the cumulative net unrealized gains and losses on available-for-sale securities for all periods. The table below reflects changes in accumulated other comprehensive income or loss for the six months ended June 30, 2012.

(in thousands)
Accumulated other comprehensive income, January 1, 2012	$36
Unrealized gain on available-for-sale securities, net	158

Accumulated other comprehensive income, June 30, 2012	$194

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

TARGACEPT, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS (continued)

June 30, 2012

2. Summary of Significant Accounting Policies (continued)

Commitments and Contingencies

The Company’s lease with Wake Forest University Health Sciences expired by its terms on July 31, 2012. As of August 9, 2012, the Company is in discussions with Wake Forest University Health Sciences regarding terms for a potential renewal of this lease.

Under an employment agreement with the Company’s former chief executive officer, the Company has agreed to pay severance equal to the departing executive’s regular base salary as of May 31, 2012 and to continue the departing executive’s health and life insurance benefits coverage provided to him as of May 31, 2012 for twelve months, representing an aggregate estimated amount of $506,000 recorded as general and administrative expense for the three months ended June 30, 2012.

3. Investments in Marketable Securities

The following is a reconciliation of amortized cost to fair value of available-for-sale marketable securities (including those classified on the Company’s balance sheet as cash equivalents) held at June 30, 2012 and December 31, 2011:

June 30, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Security type
Cash Equivalents
Corporate debt securities	$3,999	$—	$—	$3,999
Marketable Securities - Short term
U.S. Treasury and U.S. or state government agency-backed securities	40,301	46	(1)	40,346
Corporate debt securities	31,276	28	—	31,304
Certificates of deposit	13,000	—	—	13,000
Accrued interest	183	—	—	183
Marketable Securities - Long term
U.S. Treasury and U.S. or state government agency-backed securities	19,935	58	(4)	19,989
Corporate debt securities - long term	26,729	92	(22)	26,799
Municipal bonds	2,339	1	(4)	2,336
Accrued interest	288	—	—	288

Total available-for-sale marketable securities	$138,050	$225	$(31)	$138,244

TARGACEPT, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS (continued)

June 30, 2012

3. Investments in Marketable Securities (continued)

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

As of June 30, 2012, the Company held investments in marketable securities with unrealized gains of $225,000 and unrealized losses of $31,000. For investments in an unrealized loss position, the duration of the loss was less than 12 months. None of these investments is considered to be other-than-temporarily impaired.

As of June 30, 2012, the Company’s investments in marketable securities, including those classified on its balance sheet as cash equivalents, reach maturity between July 2012 and May 2015, with a weighted average maturity date of July 23, 2013.

TARGACEPT, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS (continued)

June 30, 2012

4. Income Taxes

For each of the three and six-month periods ended June 30, 2012 and 2011, the Company did not recognize any income tax expense. Exercises of stock options may result in tax deductions for stock-based compensation in excess of expense recorded for the stock options under GAAP. For interim periods within years for which taxable net income is forecasted, the Company recognizes the income tax benefit related to the excess tax deductions as an increase to capital in excess of par value, which based on ASC 740 results in an offsetting charge in the same amount to income tax expense. As of June 30, 2012, the Company had $7,534,000 of cumulative tax deductions for periods of net loss from exercises of stock options in excess of expense recorded under GAAP for the stock options. The benefit of these excess tax deductions had not begun to be realized as of June 30, 2012 because the Company has incurred cumulative net operating losses since inception. Accordingly, the tax benefit will not be recognized as an increase to capital in excess of par value until the excess deductions reduce income taxes payable.

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

June 30, 2012

5. Strategic Alliance and Collaboration Agreements (continued)

AstraZeneca paid the Company an initial fee of $10,000,000 in February 2006. Based on the agreement terms, the Company allocated $5,000,000 of the initial fee to the research collaboration, which the Company recognized as revenue on a straight-line basis over the four-year term of the research collaboration. The Company deferred recognition of the remaining $5,000,000 of the initial fee, which was allocated to the AZD3480 license grants, until December 2006, when AstraZeneca made a determination to proceed with further development of AZD3480. As a result, in the first quarter of 2007, the Company began recognizing the $5,000,000 of the initial fee that it had previously deferred as revenue on a straight-line basis over the estimated development period for AZD3480. In July 2009, based on feedback received from AstraZeneca regarding its development plans for AZD3480 as a treatment for ADHD, the Company extended its estimate of the development period for AZD3480 to continue through 2013 and began recognizing the part of the $5,000,000 portion of the initial fee not yet recognized as of April 1, 2009 into revenue on a straight-line basis over the remaining estimated development period. In September 2010, the Company and AstraZeneca amended the agreement to enable the Company to conduct a clinical trial of AZD3480 in mild to moderate Alzheimer’s disease and to provide for respective roles and responsibilities and associated financial terms for such a study. Under the amendment, the Company received from AstraZeneca $500,000 in October 2010, $2,000,000 in September 2011 and $3,500,000 in December 2011. The Company is recognizing both the portion of the $5,000,000 of the initial fee attributable to AZD3480 license grants not yet recognized and the payments received under the amendment into revenue on a straight-line basis through 2013, which is the estimated period of the Company’s performance obligations under the agreement as amended. The Company recognized an aggregate of $810,000 and $207,000 of the initial fee and the payments received under the amendment for the three months ended June 30, 2012 and 2011, respectively, and an aggregate of $1,621,000 and $414,000 for the six months ended June 30, 2012 and 2011, respectively.

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

June 30, 2012

5. Strategic Alliance and Collaboration Agreements (continued)

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

With respect to AZD1446, the most advanced product candidate that arose out of the parties’ preclinical research collaboration, the Company is eligible to receive additional payments from AstraZeneca if specified milestone events for AZD1446 under the agreement are achieved for Alzheimer’s disease, including up to an additional $14,000,000 if development milestone events are achieved, an additional $10,000,000 if a regulatory milestone event is achieved and up to an additional $49,000,000 if first commercial sale milestone events are achieved, plus, if regulatory approval is achieved for AZD1446 for any indication, stepped royalties on any sales of AZD1446 for that indication or any other indication. The Company is also eligible to receive other payments under the agreement if development, regulatory, first commercial sale and first detail milestone events for AZD1446 are achieved for any other target indication under the agreement. AZD1446 is not currently in an active clinical trial. Based solely on projected activities and timelines, the Company does not expect it to be possible for it to achieve any contingent milestone event for AZD1446 during 2012. The likelihood that the Company will achieve any particular milestone event with respect to AZD1446 in any future period is uncertain, and the Company may not ever achieve any of the milestone events with respect to AZD1446.

The Company considers that each of the potential milestone events under the agreement with respect to AZD3480 or AZD1446 would be substantive because the applicable criteria of its revenue recognition policy (see Note 2) would be satisfied.

TARGACEPT, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS (continued)

June 30, 2012

5. Strategic Alliance and Collaboration Agreements (continued)

In October 2007, the Company provided notice under the agreement offering AstraZeneca the right to license its product candidate TC-5619 for specified conditions characterized by cognitive impairment. Based on a subsequent election by AstraZeneca made under the terms of the agreement, AstraZeneca paid the Company $2,000,000 and the Company agreed to develop TC-5619 independently through completion of Phase 1 clinical development and a Phase 2 clinical proof of concept clinical trial in accordance with a mutually acceptable development plan, following which AstraZeneca would have the right to license TC-5619 on terms specified in the agreement (as it was amended in April 2010 as described below). The Company recognized the $2,000,000 payment as revenue on a straight-line basis over the period estimated from time to time for the Company’s research and development obligations for TC-5619. The Company completed its research and development obligations for TC-5619 under the agreement in the second quarter of 2011. Accordingly, as of June 30, 2011, all of the $2,000,000 payment related to TC-5619 received from AstraZeneca had been recognized into revenue. The Company recognized $43,000 and $87,000 of the payment into revenue for the three and six months ended June 30, 2011, respectively.

In April 2010, the Company and AstraZeneca amended the agreement to modify the terms applicable to TC-5619. In conjunction with the amendment, the Company and AstraZeneca agreed to an expanded development program for TC-5619 and the Company received a payment of $11,000,000 to maintain AstraZeneca’s option to license TC-5619. The Company recorded the $11,000,000 payment as deferred revenue and recognized it as revenue on a straight-line basis over the period estimated from time to time for the Company’s research and development obligations for TC-5619 under the agreement, which, as noted above, were completed in the second quarter of 2011. Accordingly, as of June 30, 2011, all of the $11,000,000 payment related to TC-5619 received from AstraZeneca had been recognized into revenue. The Company recognized $2,357,000 and $4,714,000 of the payment into revenue for the three and six months ended June 30, 2011, respectively. In late April 2011, the Company received notice from AstraZeneca that it had determined not to exercise its license option.

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

AstraZeneca has paid the Company an aggregate of $88,120,000 under the agreement since its inception. As of June 30, 2012, $4,862,000 of the amounts received remained to be recognized into revenue in future periods.

TARGACEPT, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS (continued)

June 30, 2012

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

The Company’s portion of the costs of the TC-5214 development program was $1,369,000 and $6,228,000 for the three months ended June 30, 2012 and 2011, respectively, and $4,779,000 and $13,324,000 for the six months ended June 30, 2012 and 2011, respectively. AstraZeneca’s allocable portion of the program costs paid by the Company was $6,000 and $141,000 for the three months ended June 30, 2012 and 2011, respectively, and $127,000 and $201,000 for the six months ended June 30, 2012 and 2011, respectively. AstraZeneca’s allocable portion of the program costs paid by the Company is reflected in the Company’s financial statements as a reduction to research and development expense.

TARGACEPT, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS (continued)

June 30, 2012

5. Strategic Alliance and Collaboration Agreements (continued)

In the first quarter of 2012, the Company and AstraZeneca announced that, based on the totality of the results of the Phase 3 development program for TC-5214, a regulatory filing for TC-5214 as an adjunct therapy for major depressive disorder will not be pursued. Also in the first quarter of 2012, the Company reported that the Company and AstraZeneca determined to discontinue a Phase 2b clinical trial of TC-5214 as a “switch” monotherapy. The determinations to not pursue a regulatory filing for TC-5214 as an adjunct therapy for major depressive disorder and to discontinue the Phase 2b clinical trial of TC-5214 as a “switch” monotherapy resulted in a change in the estimated period of the Company’s substantive performance obligations under the agreement to be approximately 29 months from the agreement date, and the Company revised the revenue recognition period for the upfront payment previously received accordingly. The Company recognized $32,676,000 and $18,091,000 of the upfront payment as revenue for the three months ended June 30, 2012 and 2011, respectively, and $54,473,000 and $35,984,000 for the six months ended June 30, 2012 and 2011, respectively. As of June 30, 2012, none of the upfront payment remained to be recognized into revenue.

In April 2012, the Company received notice of termination of the agreement from AstraZeneca. By the terms of the agreement, the termination became effective in late May 2012. The Company is responsible for 20% of the remaining costs related to the clinical program for TC-5214 in major depressive disorder as final program activities are completed.

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

TARGACEPT, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS (continued)

June 30, 2012

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

6. Reduction In Force

On April 25, 2012, the Company announced a reduction in force as part of a plan to focus its resources on its clinical programs and select preclinical opportunities. The restructuring was completed in the second quarter of 2012. The Company recorded as expense and paid $2,312,000 in severance and other charges related to the reduction in force for the six months ended June 30, 2012. Upon the completion of the restructuring, the Company’s workforce was reduced by 65 employees, or approximately 46%.

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

Our product candidates currently in clinical development are described briefly below.

•	TC-5619. TC-5619 is a novel small molecule that modulates the activity of the a7 NNR. We are currently conducting two separate Phase 2 clinical trials of TC-5619 - a Phase 2b study in negative symptoms and cognitive dysfunction in schizophrenia and a Phase 2 study in inattentive-predominant attention deficit/hyperactivity disorder. We are also currently evaluating potential additional Phase 2 development of TC-5619 in Alzheimer’s disease.

•

AZD3480 (TC-1734). AZD3480 is a novel small molecule that modulates the activity of the a4ß2 NNR and is subject to our cognitive disorders agreement with AstraZeneca. We or AstraZeneca have conducted several clinical studies of AZD3480 in various cognitive disorders, and we are currently conducting a Phase 2b clinical trial of AZD3480 as a treatment for mild to moderate Alzheimer’s disease.

•

AZD1446 (TC-6683). AZD1446 is a novel small molecule that modulates the activity of the a4ß2 NNR and is subject to our cognitive disorders agreement with AstraZeneca. We are currently in discussions with AstraZeneca regarding the next development steps for AZD1446.

•

TC-5214. TC-5214 is a nicotinic channel modulator that had previously been in co-development with AstraZeneca as an antidepressant under a now terminated collaboration agreement. We are currently evaluating other therapeutic areas for potential future development of TC-5214.

•

TC-6987. TC-6987 is a novel small molecule that modulates the activity of the a7 NNR. We have completed two Phase 2 exploratory clinical trials of TC-6987, one in asthma and one in Type 2 diabetes. We have announced that we will not pursue further development of TC-6987 in Type 2 diabetes and, based on portfolio prioritization considerations, we do not have current plans to conduct additional development of TC-6987 in asthma. We are evaluating potential future development options for TC-6987.

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

Under a second collaboration agreement with AstraZeneca, which we refer to in this quarterly report as our “TC-5214 agreement with AstraZeneca,” we had been co-developing TC-5214 as an adjunct, or add-on, therapy for patients with major depressive disorder who do not respond adequately to initial antidepressant treatment. Under the agreement, AstraZeneca was responsible for 80% and we were responsible for 20% of the costs of the clinical program for TC-5214, except that AstraZeneca was responsible for 100% of development costs required only to obtain or maintain regulatory approval in countries outside the United States and the European Union. In addition, for each of us and AstraZeneca, costs that were not contemplated at execution to be part of the program were in some cases excluded from the cost-sharing arrangement. In the first quarter of 2012, we and AstraZeneca announced that, based on the totality of the results of the Phase 3 development program for TC-5214, a regulatory filing for TC-5214 as an adjunct therapy for major depressive disorder will not be pursued. In April 2012, we received notice of termination of our TC-5214 agreement with AstraZeneca. By the terms of the agreement, the termination became effective in late May 2012. We are responsible for 20% of the remaining costs related to the clinical program for TC-5214 in major depressive disorder as final program activities are completed.

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

Except for a small number of periods in which we generated net income due primarily to the recognition into revenue of amounts received under collaboration agreements, we have not been profitable. As of June 30, 2012, we had an accumulated deficit of $210.2 million. We expect that we may incur losses in future periods as our clinical-stage and preclinical product candidates advance into later-stage development and as we progress our programs and invest in additional product opportunities. Drug development, including clinical trials in particular, is time-consuming, expensive and may never yield a product that will generate revenue.

As a clinical-stage company, our revenues, expenses and results of operations are likely to fluctuate significantly from quarter to quarter and year to year. We believe that period-to-period comparisons of our results of operations should not be relied upon as indicative of our future performance.

Revenue

In January 2010, we received a $200.0 million upfront payment under our now terminated TC-5214 agreement with AstraZeneca, which we recorded as deferred revenue and began recognizing into revenue on a straight-line basis over the estimated development period for TC-5214 to a potential submission of a new drug application to the FDA.

We and AstraZeneca announced in March 2012 that a regulatory filing for TC-5214 as an adjunct therapy for major depressive disorder will not be pursued, and we announced that we and AstraZeneca had determined to discontinue a Phase 2b clinical trial of TC-5214 as a “switch” monotherapy. These events resulted in a change in the estimated period of our substantive performance obligations under our TC-5214 agreement with AstraZeneca. Accordingly, we revised the revenue recognition period for the upfront payment that we previously received and began recognizing the portion of the upfront payment not yet recognized into revenue on a straight-line basis over the remainder of the revised period. As of June 30, 2012, the full amount of the upfront payment had been recognized into revenue.

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

As of June 30, 2012, we had received $61.6 million in aggregate upfront fees and milestone payments under our cognitive disorders agreement with AstraZeneca and recognized an additional $26.5 million in collaboration research and development revenue for research services that we provided in the preclinical research collaboration conducted under that agreement. We immediately recognized an aggregate of $32.6 million of the amounts received under the agreement for achievement of milestone events, because each event met the conditions required for immediate recognition under our revenue recognition policy. We deferred recognition of an aggregate of $29.0 million received under the agreement and are recognizing, or in some cases have fully recognized, these deferred amounts into revenue over the periods discussed in Note 5 to our unaudited financial statements included in this quarterly report. As of June 30, 2012, we had $4.9 million of the amounts received under our cognitive disorders agreement with AstraZeneca that remained to be recognized into revenue for future periods.

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

From time to time we seek and are awarded grants or perform work under grants awarded to third-party collaborators from which we derive revenue. During the third quarter of 2011, we were awarded a third grant from The Michael J. Fox Foundation for Parkinson’s Research, or MJFF. Based on the terms of the grant, we received $250,000 upon inception of the grant term and received an additional $250,000 in March 2012. In addition, as of June 30, 2012, we are a named subcontractor under a grant awarded to The California Institute of Technology by the National Institute on Drug Abuse, or NIDA, part of the National Institutes of Health, to fund research on innovative NNR-based approaches to the development of therapies for smoking cessation. Based on the terms of this arrangement, we received $191,000 in May 2012. Funding for awards under federal grant programs is subject to the availability of funds as determined annually in the federal appropriations process.

Research and Development Expenses

Since our inception, we have focused our activities on our drug discovery and development programs. We record research and development expenses as they are incurred. Research and development expenses represented approximately 64% and 87% of our total operating expenses for the three months ended June 30, 2012 and 2011, respectively, and 75% and 87% for the six months ended June 30, 2012 and 2011, respectively. The decreased percentage of our total operating expenses for the three and six months ended June 30, 2012 represented by research and development expenses resulted primarily from a restructuring that we announced in April 2012 and completed in the second quarter of 2012. Restructuring expenses were approximately 12% and 6% of our total operating expenses for the three and six months ended June 30, 2012, respectively.

We utilize our research and development personnel and infrastructure resources across several programs, and many of our costs are not specifically attributable to a single program. Instead, these costs are directed broadly across our research and development programs. Accordingly, we cannot state precisely our total costs incurred on a program-by-program basis.

We have not received FDA or foreign regulatory marketing approval for any of our product candidates. Our current and future expenditures on development programs are subject to numerous uncertainties in timing and cost to completion. In addition, our strategy includes entering into alliances and collaborations with third parties to participate in the development and commercialization of some of our product candidates. Where a third party has responsibility for or authority over any or all of the non-clinical or clinical development of a particular product candidate, the estimated completion date may be largely under the control of that third party and not under our control. We cannot forecast with any degree of certainty whether any of our product candidates will be subject to future alliances or collaborations or how any such arrangement would affect our development plans or capital requirements. Because of this uncertainty, and because of the numerous uncertainties related to clinical trials and drug development generally, we are unable to determine the duration and completion costs of our research and development programs or whether or when we will generate revenue from the commercialization and sale of any of our product candidates.

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

Income Taxes

We have incurred cumulative operating losses through June 30, 2012 and have not paid federal, state or foreign income taxes for any period. For each of the three and six-month periods ended June 30,

2012 and 2011, we did not recognize any income tax expense. Exercises of stock options may result in tax deductions for stock-based compensation in excess of expense recorded for the stock options under U.S. generally accepted accounting principles, or GAAP. For interim periods within years for which net income is forecasted, we recognize the income tax benefit related to the excess tax deductions as an increase to capital in excess of par value, which based on ASC 740 results in an offsetting charge in the same amount to income tax expense. As of June 30, 2012, we had $7.5 million of cumulative tax deductions for periods of net loss from exercises of stock options in excess of expense recorded for the stock options under GAAP. The benefit of these excess tax deductions had not begun to be realized as of June 30, 2012 because we have incurred cumulative net operating losses since inception. Accordingly, the tax benefit will not be recognized as an increase to capital in excess of par value until the excess deductions reduce income taxes payable.

As of June 30, 2012, we had net operating loss carryforwards of $167.3 million for federal income tax purposes and $151.3 million for state income tax purposes. We also had research and development income tax credit carryforwards of $10.8 million for federal income tax purposes and $587,000 for state income tax purposes as of June 30, 2012. The federal net operating loss carryforwards begin to expire in 2024. The state net operating loss carryforwards begin to expire in 2019. The federal and state research and development tax credits begin to expire in 2021. As a result of various factors, including the subjectivity of measurements used in the calculation of particular tax positions taken or that may in the future be taken in our tax returns, it is uncertain whether or to what extent we will be eligible to use the tax credits.

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

Fair Value

The carrying amounts of our cash and cash equivalents, investments in marketable securities, accounts receivable, accounts payable and accrued expenses are considered to be representative of their respective fair values due to their short-term natures and, in the case of short-term investments, their market interest rates. Likewise, the carrying amounts of our long-term debts are considered to be representative of their fair value due to their market interest rates. Cash that we do not expect to use to fund our short-term liquidity requirements is invested in U.S. Treasury notes and bonds, U.S. and state government agency-backed certificates, corporate debt securities that are rated at least A quality or equivalent and certificates of deposit. Our investments in marketable securities, which include marketable securities classified on our balance sheet as cash equivalents, are recorded at quoted market prices or observable market inputs and totaled $138.2 million at June 30, 2012.

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

Our significant accounting policies are described in Note 2 to our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011 and in the notes to our unaudited financial statements included in this quarterly report. We believe that our accounting policies relating to revenue recognition, accrued expenses and stock-based compensation are the most critical to understanding and evaluating our reported financial results. We have identified these policies as critical because they both are important to the presentation of our financial condition and results of operations and require us to make judgments and estimates on matters that are inherently uncertain and may change in future periods. These policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2011.

Results of Operations

Three Months ended June 30, 2012 and 2011

Net Operating Revenues

	Three Months Ended June 30,
	2012	2011	Change
	(in thousands)
Operating revenues:
License fees and milestones from collaborations	$33,487	$20,699	$12,788
Grant revenue	158	44	114

Net operating revenues	$33,645	$20,743	$12,902

Net operating revenues for the three months ended June 30, 2012 increased by $12.9 million as compared to the three months ended June 30, 2011. The higher net operating revenues for the 2012 period were attributable to increases of $12.8 million in license fees and milestones from collaborations and $114,000 in grant revenue for the 2012 period. The higher license fees and milestones from collaborations for the 2012 period primarily resulted from increases of $14.6 million in recognition into revenue of the upfront payment previously received under our TC-5214 agreement with AstraZeneca and $603,000 in recognition into revenue of payments previously received under our cognitive disorders agreement with AstraZeneca. The increased revenue recognition for the 2012 period for the upfront payment under our TC-5214 agreement with AstraZeneca resulted from the change in the estimated period of our substantive performance obligations under that agreement discussed above. These increases in revenue recognition were partially offset by a decrease of $2.4 million in recognition of payments related to the development of TC-5619 previously received from AstraZeneca under our cognitive disorders agreement with AstraZeneca, as the TC-5619-related payments became fully recognized in the second quarter of 2011.

We expect our net operating revenues for future 2012 periods to decrease substantially both as compared to the comparable 2011 periods and as compared to the first six months of 2012, primarily due to the upfront payment received under our TC-5214 agreement with AstraZeneca becoming fully recognized in the second quarter of 2012.

Research and Development Expenses

	Three Months Ended June 30,
	2012	2011	Change
	(in thousands)

Research and development expenses	$12,512	$20,185	$(7,673)

Research and development expenses for the three months ended June 30, 2012 decreased by $7.7 million as compared to the three months ended June 30, 2011. The lower research and development expenses were principally attributable to decreases of:

•

$5.2 million in costs incurred for third-party services associated with our clinical-stage product candidates to $4.6 million for the 2012 period, from $9.8 million for the 2011 period; this decrease was principally due to a lower level of activities for TC-5214, as the Phase 3 development program wound down to completion, and the completion of two Phase 2 clinical trials of TC-6987 during the first quarter of 2012, partially offset by increased costs to support activities during the 2012 period for TC-5619 for which two Phase 2 clinical trials are ongoing;

•

$1.5 million in other research and development-related operating costs, including infrastructure costs and stock-based compensation and other compensation-related expenses for research and development personnel, to $7.3 million for the 2012 period, from $8.8 million for the 2011 period; this decrease resulted primarily from the reduction in force that we announced in April 2012 and completed in the second quarter of 2012 that reduced the Company’s workforce by approximately 46%; and

•

$955,000 in costs incurred for third-party research and development services in connection with preclinical programs to $587,000 for the 2012 period, from $1.5 million for the 2011 period, as we focused our resources on clinical programs and select late preclinical opportunities.

The costs that we incurred for the three months ended June 30, 2012 and 2011 for third-party services in connection with research and development of clinical-stage product candidates are shown in the table below.

	Three Months Ended June 30,
	2012	2011	Change
	(in thousands)

TC-5619	$2,534	$1,233	$1,301
TC-5214	1,413	6,228	(4,815)
AZD3480	1,015	756	259
TC-6987	—	1,577	(1,577)
TC-6499	12	14	(2)
AZD1446	—	—	—

We expect our research and development expenses for the year ending December 31, 2012 to decrease as compared to the year ended December 31, 2011, principally due to the completion of the Phase 3 development program for TC-5214 as an adjunct therapy for major depressive disorder and our reduction in workforce announced in April 2012. We expect to continue to incur significant research and development expenses in 2012 as we progress our pipeline of product candidates, including in particular two ongoing Phase 2 clinical trials of TC-5619 and the ongoing Phase 2b clinical trial of AZD3480 in mild to moderate Alzheimer’s disease.

General and Administrative Expenses

	Three Months Ended June 30,
	2012	2011	Change
	(in thousands)

General and administrative expenses	$4,587	$3,129	$1,458

General and administrative expenses for the three months ended June 30, 2012 increased by $1.5 million as compared to the three months ended June 30, 2011. The higher general and administrative expenses were principally attributable to increases of $1.6 million in stock-based compensation, salary and other compensation-related expenses for general and administrative personnel and $229,000 in infrastructure costs, partially offset by a decrease of $376,000 in patent-related charges. The increased stock-based compensation, salary and other compensation-related expenses for general and administrative personnel for the 2012 period was primarily due to $1.8 million in recorded severance and stock-based compensation expense, including $1.3 million of non-cash charges, resulting from severance payable to our former chief executive officer, who departed the Company in May 2012, and from the partial accelerated vesting of, and/or extended permitted exercise periods for, some outstanding stock options held by our former chief executive officer and two other executive officers who departed the Company in the first half of 2012. Exclusive of these severance and stock-based compensation charges, general and administrative expenses decreased by $347,000 for the 2012 period as compared to the corresponding 2011 period.

Restructuring Charges

	Three Months Ended June 30,
	2012	2011	Change
	(in thousands)

Restructuring charges	$2,312	$—	$2,312

Restructuring charges for the three months ended June 30, 2012 reflected severance and other charges related to a reduction in force announced on April 25, 2012 as part of a plan to focus our resources on our clinical programs and select late preclinical opportunities. The restructuring was completed by the end of the second quarter of 2012. Upon the completion of the restructuring, our workforce was reduced by 65 employees, or approximately 46%.

Six Months ended June 30, 2012 and 2011

Net Operating Revenues

	Six Months Ended June 30,
	2012	2011	Change
	(in thousands)

Operating revenues:
License fees and milestones from collaborations	$56,094	$59,621	$(3,527)
Grant revenue	408	116	292

Net operating revenues	$56,502	$59,737	$(3,235)

Net operating revenues for the six months ended June 30, 2012 decreased by $3.2 million as compared to the six months ended June 30, 2011. The lower net operating revenues for the 2012 period were primarily attributable to a decrease of $3.5 million in license fees and milestones from collaborations, partially offset by an increase of $292,000 in grant revenue. The lower license fees and milestones from collaborations for the 2012 period primarily resulted from the recognition into revenue during the 2011 period of the remaining $18.4 million in payments previously received from GlaxoSmithKline that were unrecognized as of the time we received notice of termination of our product development and commercialization agreement with GlaxoSmithKline and a decrease of $4.8 million in recognition of payments related to the development of TC-5619 previously received from AstraZeneca under our cognitive disorders agreement with AstraZeneca, as the TC-5619-related payments became fully recognized in the second quarter of 2011. These decreases were partially offset by increases of $18.5 million in recognition into revenue of the upfront payment previously received under our TC-5214 agreement with AstraZeneca and $1.2 million in recognition into revenue of payments previously received under our cognitive disorders agreement with AstraZeneca.

Research and Development Expenses

	Six Months Ended June 30,
	2012	2011	Change
	(in thousands)

Research and development expenses	$30,313	$43,702	$(13,389)

Research and development expenses for the six months ended June 30, 2012 decreased by $13.4 million as compared to the six months ended June 30, 2011. The lower research and development expenses were principally attributable to decreases of:

•

$10.2 million in costs incurred for third-party services associated with our clinical-stage product candidates to $13.0 million for the 2012 period, from $23.2 million for the 2011 period; this decrease was principally due to a lower level of activities for TC-5214, as the Phase 3 development program wound down to completion, and the completion of two Phase 2 clinical trials of TC-6987 during the first quarter of 2012; for TC-5619, research and development expenses included comparable spending in both periods for Phase 2 clinical trials;

•

$1.6 million in other research and development-related operating costs, including infrastructure costs and stock-based compensation and other compensation-related expenses for research and development personnel, to $15.8 million for the 2012 period, from $17.4 million for the 2011 period; this decrease resulted primarily from the reduction in force discussed above; and

•	$1.6 million in costs incurred for third-party research and development services in connection with preclinical programs to $1.5 million for the 2012 period, from $3.1 million for the 2011 period.

The costs that we incurred for the six months ended June 30, 2012 and 2011 for third-party services in connection with research and development of clinical-stage product candidates are shown in the table below.

	Six Months Ended June 30,
	2012	2011	Change
	(in thousands)

TC-5214	$4,824	$13,324	$(8,500)
TC-5619	4,621	4,325	296
TC-6987	1,815	3,794	(1,979)
AZD3480	1,784	1,681	103
TC-6499	4	76	(72)
AZD1446	—	—	—

General and Administrative Expenses

	Six Months Ended June 30,
	2012	2011	Change
	(in thousands)

General and administrative expenses	$7,657	$6,304	$1,353

General and administrative expenses for the six months ended June 30, 2012 increased by $1.4 million as compared to the six months ended June 30, 2011. The higher general and administrative expenses were principally attributable to increases of $1.5 million in stock-based compensation, salary and other compensation-related expenses for general and administrative personnel and $330,000 in infrastructure costs, partially offset by a decrease of $475,000 in patent-related charges. The increased stock-based compensation, salary and other compensation-related expenses for general and administrative personnel for the 2012 period was primarily due to $1.8 million in recorded severance and stock-based compensation expense, including $1.3 million of non-cash charges, resulting from severance payable to our former chief executive officer, who departed the Company in May 2012, and from the partial accelerated vesting of, and/or extended permitted exercise periods for, some outstanding stock options held by our former chief executive officer and two other executive officers who departed the Company in the first half of 2012. Exclusive of these severance and stock-based compensation charges, general and administrative expenses decreased by $452,000 for the 2012 period as compared to the corresponding 2011 period.

Restructuring Charges

	Six Months Ended June 30,
	2012	2011	Change
	(in thousands)

Restructuring charges	$2,312	$—	$2,312

Restructuring charges for the six months ended June 30, 2012 reflected severance and other changes related to a reduction in force announced on April 25, 2012. The restructuring was completed by the end of the second quarter of 2012. Upon the completion of the restructuring, our workforce was reduced by 65 employees, or approximately 46%.

Liquidity and Capital Resources

Sources of Liquidity

We have historically financed our operations and internal growth principally through public and private offerings of equity securities, payments received under collaboration and alliance agreements, grants and equipment financing.

Our cash, cash equivalents and investments in marketable securities were $205.9 million as of June 30, 2012 and $249.3 million as of December 31, 2011. As of June 30, 2012, we had $66.2

million of cash in bank depository accounts and institutional money market funds at Branch Banking and Trust Company, RBC Bank and Wells Fargo & Company. Substantially all of our remaining cash, cash equivalents and investments were invested as of June 30, 2012 in U.S. Treasury notes and bonds, U.S. and state government agency-backed securities, corporate debt securities that are rated at least A quality or equivalent and certificates of deposit.

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

Effective in May 2012, our TC-5214 agreement with AstraZeneca was terminated and will no longer be a potential source of future funds.

We have borrowed amounts under two separate loan agreements with a bank that we entered into in July 2010 and April 2008 to fund the purchase of equipment, furnishings, software and other fixed assets. As of June 30, 2012, the aggregate outstanding principal balance under the two loan facilities was $2.4 million and there is no additional borrowing capacity remaining available to us.

Cash Flows

	Six Months Ended June 30,
	2012	2011	Change
	(in thousands)

Net cash used in operating activities	$(42,235)	$(45,108)	$2,873
Net cash provided by (used in) investing activities	7,252	(36,477)	43,729
Net cash (used in) provided by financing activities	(655)	83,873	(84,528)

Net (decrease) increase in cash and cash equivalents	$(35,638)	$2,288

Net cash used in operating activities for the six months ended June 30, 2012 decreased by $2.9 million as compared to the six months ended June 30, 2011. For the six months ended June 30, 2012, net cash used in operating activities was primarily attributable to $41.3 million in payments made for third-party research and development services in connection with clinical-stage product candidates and preclinical programs and personnel and infrastructure costs, as well as $2.3 million in payments made as a result of our reduction in force announced in April 2012. These cash payments were partially offset by $1.1 million of investment-related cash receipts and an aggregate of $440,000 received under a grant awarded to us and under a subcontract under a grant awarded to a collaborator. For the six months ended June 30, 2011, net cash used in operating activities was primarily the result of aggregate payments of $46.1 million for third-party research and development services in connection with clinical-stage product candidates and preclinical programs, as well as personnel and infrastructure costs, partially offset by $717,000 of interest-related cash receipts. The decrease for the 2012 period in payments made for third-party research and development services and personnel and infrastructure costs was principally due to our focusing our resources on clinical programs and select late preclinical opportunities and a reduction in infrastructure expenses associated with our reduction in force.

Net cash provided by investing activities for the six months ended June 30, 2012 was $7.3 million as compared to net cash used in investing activities of $36.5 million for the six months ended June 30, 2011, a difference of $43.7 million. Cash used in investing activities reflects the portion of our cash that we allocate to, and the timing of purchases and maturities of, our investments in marketable securities and equipment purchases. Our net sales of investments in marketable securities for the six months ended June 30, 2012 were $7.4 million and occurred primarily to fund our short-term liquidity requirements. Our net purchases of investments in marketable securities for the six months ended June 30, 2011 were $35.5 million and occurred following our receipt of $80.8 million in net proceeds from a public stock offering. Our net equipment purchases decreased by $875,000 to $137,000 for the 2012 period, from $1.0 million for the 2011 period.

Net cash used in financing activities for the six months ended June 30, 2012 was $655,000 as compared to the net cash provided by financing activities of $83.9 million for the six months ended June 30, 2011, a difference of $84.5 million. Cash provided by financing activities for the 2011 period reflected $80.8 million in net proceeds from our public stock offering and $2.1 million in borrowing in June 2011 under an existing loan facility.

Funding Requirements

As of June 30, 2012, we had an accumulated deficit of $210.2 million. We may require additional capital in future periods as our clinical-stage and preclinical product candidates advance into later-stage development and as we progress our programs and invest in additional product opportunities. However, we may generate positive cash flow for any particular reporting period as a result of the timing of milestone events that may be achieved under our cognitive disorders agreement with AstraZeneca and the timing and extent of costs incurred related to development of our clinical-stage and preclinical product candidates. Our future capital requirements are difficult to forecast and will depend on many factors, including:

•	the scope, progress, duration, results and cost of clinical trials, as well as non-clinical studies and assessments, of our product candidates and programs;

•	whether and to what extent milestone events are achieved for either or both of AZD3480 and AZD1446 under our cognitive disorders agreement with AstraZeneca;

•

whether we establish additional strategic alliances, collaborations and licensing or other comparable arrangements, or whether we pursue and complete any merger, acquisition or other significant corporate transaction, and, if we do, the associated terms in each case;

•

the extent to which we retain development or commercialization rights or responsibilities for our product candidates that are not subject to our cognitive disorders agreement with AstraZeneca and incur associated development costs, manufacturing costs or costs to establish sales and marketing functions;

•	our ability to manage any impact of our workforce reduction announced in April 2012 or the departure of three executive officers in the first half of 2012 on our operations;

•	the number and characteristics of product candidates that we pursue and programs that we conduct;

•	the costs to satisfy our obligations under our cognitive disorders agreement with AstraZeneca and potential future alliances and collaborations;

•	the costs of preparing, filing and prosecuting patent applications and maintaining, enforcing and defending patents and other intellectual property rights;

•	the costs of manufacturing-related services for our product candidates in clinical and late preclinical development;

•	the costs, timing and outcomes of regulatory reviews or other regulatory actions;

•	the timing, receipt and amount of sales or royalties, if any, from our potential products;

•	the extent and scope of our general and administrative expenses; and

•	the rate of technological advancements for the indications that we target.

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

The primary objectives of our investment activities are to preserve our capital and meet our liquidity needs to fund operations. We also seek to generate competitive rates of return from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of cash equivalents and investments in a variety of securities that are of high credit quality based on ratings from commonly relied upon rating agencies. As of June 30, 2012, we had cash, cash equivalents and investments in marketable securities of $205.9 million. Our cash equivalents and investments in marketable securities may be subject to interest rate risk and could fall in value if market interest rates increase. However, because our cash equivalents are invested in accounts with market interest rates and are short term in nature and because our investments in marketable securities are traded in active markets, we believe that our exposure to interest rate risk is not significant and estimate that an immediate and uniform 10% increase in market interest rates from levels as of June 30, 2012 would not have a material impact on the total fair value of our portfolio.

We sometimes contract for the conduct of clinical trials or other research and development and manufacturing activities with contract research organizations, clinical trial sites and contract manufacturers in Europe or elsewhere outside of the United States. We may be subject to exposure to fluctuations in foreign currency exchange rates in connection with these agreements. If the average exchange rate between the currency of our payment obligations under any of these agreements and the U.S. dollar were to strengthen or weaken by 10% against the corresponding exchange rate as of June 30, 2012, we estimate that the impact on our financial position, results of operations and cash flows would not be material. We do not hedge our foreign currency exposures.

We have not used derivative financial instruments for speculation or trading purposes.

Item 4.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our interim principal executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures in accordance with Rule 13a-15 under the Exchange Act as of the end of the period covered by this quarterly report. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of the end of the period covered by this quarterly report, our interim principal executive officer and our chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (a) accumulated and communicated to our management, including our interim principal executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure and (b) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b) Changes in Internal Controls. No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2012 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

TARGACEPT, INC.

Date: August 9, 2012	/s/ Alan A. Musso
Alan A. Musso
Senior Vice President, Finance and Administration, Chief Financial Officer and Treasurer
(Authorized Officer)
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1	Transition Services Agreement, dated June 5, 2012, by and between the Company and Geoffrey C. Dunbar (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 31, 2012).

10.2	Separation Agreement, dated June 21, 2012, by and between the Company and J. Donald deBethizy.

31.1	Certification of the Principal Executive Officer (interim) pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer (interim) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets as of June 30, 2012 and December 31, 2011 (Unaudited); (ii) the Statements of Comprehensive Income for the three and six months ended June 30, 2012 and 2011 (Unaudited); (iii) the Statements of Cash Flows for the six months ended June 30, 2012 and 2011 (Unaudited); and (iv) the Notes to Unaudited Financial Statements.

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.