Form 10-Q
period 2012-09-30
TARGACEPT INC
filed 2012-11-08
CIK 1124105

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

As of October 31, 2012, the registrant had 33,606,285 shares of common stock, $0.001 par value per share, outstanding.

TARGACEPT, INC.

FORM 10-Q

PART I. Financial Information

Cautionary Note Regarding Forward-Looking Statements

This quarterly report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, which we refer to as the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act. For this purpose, any statement contained in this quarterly report, other than statements of historical fact, regarding, among other things:

•

the progress, scope or duration of the development of TC-5619, TC-5214, AZD3480 (TC-1734), AZD1446 (TC-6683), TC-6987 or any of our other product candidates or programs, such as the target indication(s) for development, the size, design, population, location, conduct, objective, duration or endpoints of any clinical trial, or the timing for initiation or completion of or availability of results from any clinical trial, for submission or approval of any regulatory filing, for interactions with regulatory authorities or, where applicable, for a decision by AstraZeneca as to whether to conduct particular development;

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

•	whether positive findings from our completed clinical trial of TC-5619 in patients with schizophrenia will be replicated in ongoing or potential future clinical trials of TC-5619;

•

whether the designs and endpoints of any future clinical trial of TC-5619 in patients with schizophrenia will be deemed by applicable regulatory authorities to be sufficient to support regulatory approval of TC-5619 for negative symptoms of schizophrenia or cognitive dysfunction in schizophrenia;

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

•	the impact of the restructuring announced by AstraZeneca in February 2012 on any future development of AZD1446 or AZD3480;

•	our ability to manage any impact from our two workforce reductions in 2012 or the departure of three executive officers in the first half of 2012 on our operations or corporate culture;

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

TARGACEPT, INC.

BALANCE SHEETS

(in thousands, except share and par value amounts)

(unaudited)

	September 30, 2012	December 31, 2011

ASSETS
Current assets:
Cash and cash equivalents	$78,202	$107,283
Investments in marketable securities - short term	65,498	87,721
Receivables from collaborations	2,548	218
Prepaid expenses	1,849	3,471

Total current assets	148,097	198,693
Investments in marketable securities - long term	51,908	54,266
Property and equipment, net	3,375	5,035
Intangible assets	119	132

Total assets	$203,499	$258,126

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,690	$3,489
Accrued expenses	4,919	16,167
Current portion of long-term debt	844	1,241
Current portion of deferred revenue	2,357	57,714

Total current liabilities	9,810	78,611
Long-term debt, net of current portion	1,351	1,986
Deferred revenue, net of current portion	1,768	3,241

Total liabilities	12,929	83,838
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value, 100,000,000 shares authorized and 33,606,285 and 33,383,403 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	34	33
Preferred stock, $0.001 par value, 5,000,000 shares authorized and 0 shares issued and outstanding at September 30, 2012 and December 31, 2011	—	—
Capital in excess of par value	408,217	401,149
Accumulated other comprehensive income	377	36
Accumulated deficit	(218,058)	(226,930)

Total stockholders’ equity	190,570	174,288

Total liabilities and stockholders’ equity	$203,499	$258,126

See accompanying notes.

TARGACEPT, INC.

STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012		2011		2012		2011
Operating revenues:
License fees and milestones from collaborations		$736		$18,538		$56,830		$78,159
Grant revenue		32		417		440		533

Net operating revenues		768		18,955		57,270		78,692
Operating expenses:
Research and development (including stock-based compensation of $889 and $1,243 for the three months ended September 30, 2012 and 2011, respectively; and $3,027 and $3,737 for the nine months ended September 30, 2012 and 2011, respectively)		6,434		25,444		36,747		69,146
General and administrative (including stock-based compensation of $551 and $905 for the three months ended September 30, 2012 and 2011, respectively; and $3,441 and $2,774 for the nine months ended September 30, 2012 and 2011, respectively)		2,432		2,842		10,089		9,146
Restructuring charges		—		—		2,312		—

Total operating expenses		8,866		28,286		49,148		78,292

(Loss) income from operations		(8,098)		(9,331)		8,122		400
Other income (expense):
Interest income		239		316		818		975
Interest expense		(20)		(39)		(68)		(99)

Total other income (expense)		219		277		750		876

Net (loss) income		$(7,879)		$(9,054)		$8,872		$1,276

Basic net (loss) income per share	$(0.24)		$(0.27)		$0.27		$0.04

Diluted net (loss) income per share	$(0.24)		$(0.27)		$0.26		$0.04

Weighted average common shares outstanding - basic	33,494,106		33,377,874		33,431,474		31,049,104

Weighted average common shares outstanding - diluted	33,494,106		33,377,874		33,692,875		32,361,508

Unrealized gain (loss) on available-for-sale securities, net		183		(218)		341		(244)

Comprehensive (loss) income		$(7,696)		$(9,272)		$9,213		$1,032

See accompanying notes.

TARGACEPT, INC.

STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2012	2011

Operating activities
Net income	$8,872	$1,276
Adjustments to reconcile net income to net cash used in operating activities:
Recognition of deferred revenue	(57,270)	(78,494)
Amortization of premium on marketable securities, net	730	641
Depreciation and amortization	1,812	1,854
Stock-based compensation expense	6,468	6,511
Changes in operating assets and liabilities:
Receivables from collaborations	(2,330)	213
Other current assets	1,687	259
Accounts payable and accrued expenses	(13,047)	2,301
Deferred revenue	440	2,250

Net cash used in operating activities	(52,638)	(63,189)

Investing activities
Purchase of investments in marketable securities	(105,163)	(115,539)
Proceeds from sale of investments in marketable securities	129,289	61,242
Purchase of property and equipment	(138)	(1,179)

Net cash provided by (used in) investing activities	23,988	(55,476)

Financing activities
Principal payments on long-term debt	(1,032)	(1,402)
Proceeds from issuance of long-term debt	—	2,132
Proceeds from issuance of common stock, net	601	82,622

Net cash (used in) provided by financing activities	(431)	83,352

Net decrease in cash and cash equivalents	(29,081)	(35,313)
Cash and cash equivalents at beginning of period	107,283	165,854

Cash and cash equivalents at end of period	$78,202	$130,541

See accompanying notes.

TARGACEPT, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

September 30, 2012

1. The Company and Nature of Operations

Targacept, Inc., or the Company, is a Delaware corporation formed on March 7, 1997. The Company is a biopharmaceutical company engaged in the development of novel NNR Therapeutics™ for the treatment of various diseases and disorders of the nervous system. The Company’s NNR Therapeutics selectively target neuronal nicotinic receptors, which it refers to as NNRs. Its facilities are located in Winston-Salem, North Carolina.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Company’s audited financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2011. In the opinion of the Company’s management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of its financial position, operating results and cash flows for the periods presented have been included. Operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the full year, for any other interim period or for any future year.

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

September 30, 2012

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

The following tables present the Company’s investments in marketable securities (including those classified on the Company’s balance sheet as cash equivalents) that are measured at fair value on a recurring basis as of September 30, 2012 and December 31, 2011, respectively:

September 30, 2012	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(in thousands)
U.S. Treasury and U.S. or state government agency-backed securities	$57,567	$—	$—
Corporate debt securities	—	55,051	—
Municipal bonds	—	2,347	—
Certificates of deposit	10,000	—	—
Accrued interest	439	—	—

Total cash equivalents and marketable securities	$68,006	$57,398	$—

December 31, 2011	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(in thousands)
U.S. Treasury and U.S. or state government agency-backed securities	$69,474	$—	$—
Corporate debt securities	—	75,007	—
Certificates of deposit	13,000	—	—
Accrued interest	506	—	—

Total cash equivalents and marketable securities	$82,980	$75,007	$—

TARGACEPT, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS (continued)

September 30, 2012

2. Summary of Significant Accounting Policies (continued)

Corporate debt securities and municipal bonds are valued based on various observable inputs such as benchmark yields, reported trades, broker/dealer quotes, benchmark securities and bids.

Investments in Marketable Securities

Consistent with its investment policy, the Company invests its cash allocated to fund its short-term liquidity requirements with prominent financial institutions in bank depository accounts and institutional money market funds and the Company invests the remainder of its cash in U.S. Treasury notes and bonds, U.S. and state government agency-backed securities, corporate debt securities that are rated at least A quality or equivalent, municipal bonds and certificates of deposit.

The Company determines the appropriate classification of marketable securities at the time of purchase and reevaluates its classification as of each balance sheet date. All marketable securities owned during the nine months ended September 30, 2012 and 2011 were classified as available for sale. The cost of securities sold is based on the specific identification method. Investments in marketable securities are recorded as of each balance sheet date at fair value, with unrealized gains and, to the extent deemed temporary, unrealized losses included in stockholders’ equity. Interest and dividend income on investments in marketable securities, accretion of discounts and amortization of premiums and realized gains and losses are included in interest income in the statement of comprehensive income.

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

September 30, 2012

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

September 30, 2012

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

Income Taxes

The Company uses the liability method in accounting for income taxes as required by ASC Topic 740, Income Taxes, or ASC 740. Under ASC 740, deferred tax assets and liabilities are recorded for operating loss and tax credit carryforwards and for the future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not that the assets will be realized. ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 requires interim income tax expense or benefit to be calculated using an estimated annual effective tax rate. If a reliable estimate of the annual effective tax rate cannot be made, the Company considers the effective tax rate for the year to date to be the best estimate. Accordingly, the income tax provisions for the three and nine months ended September 30, 2012 were determined based on the actual year to date effective tax rate because a reliable estimate of the annual effective tax rate cannot be made. ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. The Company’s policy is to classify any interest recognized in accordance with ASC 740 as interest expense and to classify any penalties recognized in accordance with ASC 740 as an expense other than income tax expense.

TARGACEPT, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS (continued)

September 30, 2012

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Basic:
Net (loss) income	$(7,879)	$(9,054)	$8,872	$1,276

Weighted average common shares - basic	33,494,106	33,377,874	33,431,474	31,049,104

Basic EPS	$(0.24)	$(0.27)	$0.27	$0.04

Diluted:
Net (loss) income	$(7,879)	$(9,054)	$8,872	$1,276

Weighted average common shares - basic	33,494,106	33,377,874	33,431,474	31,049,104
Common share equivalents	—	—	261,401	1,312,404

Weighted average common shares - diluted	33,494,106	33,377,874	33,692,875	32,361,508

Diluted EPS	$(0.24)	$(0.27)	$0.26	$0.04

Common share equivalents consist of the incremental common shares that would be outstanding upon the exercise of stock options, calculated using the treasury stock method. For the three-month periods ended September 30, 2012 and 2011, the Company excluded all common share equivalents from the calculation of Diluted EPS because the Company had net loss. As a result, Diluted EPS is identical to Basic EPS for those periods. If the Company had been in a net income position for the three months ended September 30, 2012 and 2011, shares subject to outstanding stock options of 4,543,481 and 3,800,681, respectively, may have been included in the calculation of common share equivalents using the treasury stock method.

Shares subject to outstanding stock options that were anti-dilutive for periods of net income and consequently not included in the calculation of common share equivalents totaled 3,653,724 and 1,575,767 for the nine months ended September 30, 2012 and 2011, respectively, calculated on a weighted average basis.

TARGACEPT, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS (continued)

September 30, 2012

2. Summary of Significant Accounting Policies (continued)

Common Stock and Stock-Based Compensation

The Company issued 222,882 shares of common stock upon the exercise of stock options during the nine months ended September 30, 2012. The Company issued 305,395 shares of common stock upon the exercise of stock options during the year ended December 31, 2011.

The Company granted to employees options to purchase an aggregate of 1,194,995 shares of common stock on May 4, 2012. These stock options have an estimated aggregate fair value, using the Black-Scholes-Merton formula, of $3,609,000. The Company is recording this amount, as adjusted for forfeitures, as stock-based compensation on a straight line basis over 16 quarters that began with the quarter ended June 30, 2012.

During the first half of 2012, the Company partially accelerated the vesting of, and/or extended the permitted period for exercise for, some outstanding stock options held by three executive officers who departed the Company. These modifications resulted in incremental compensation cost recorded by the Company for the nine months ended September 30, 2012 of $1,299,000.

Accumulated Other Comprehensive Income or Loss

Accumulated other comprehensive income or loss, as presented in stockholders’ equity on the Company’s balance sheet, reflects the cumulative net unrealized gains and losses on available-for-sale securities for all periods. The table below reflects changes in accumulated other comprehensive income for the nine months ended September 30, 2012, in thousands.

Accumulated other comprehensive income, January 1, 2012	$36
Unrealized gain on available-for-sale securities, net	341

Accumulated other comprehensive income, September 30, 2012	$377

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

TARGACEPT, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS (continued)

September 30, 2012

2. Summary of Significant Accounting Policies (continued)

Commitments and Contingencies

On August 27, 2012, the Company and Wake Forest University Health Sciences (WFUHS) amended the Company’s lease for its Winston-Salem, North Carolina facilities. The amendment, which became effective as of July 31, 2012, extended the lease term until the end of 2012, reduced the space leased by the Company from approximately 79,000 square feet to 48,318 square feet and reduced the monthly rent payable by the Company by approximately 37% to $131,141.

Under an employment agreement with the Company’s former chief executive officer, the Company has agreed to pay severance equal to the departing executive’s regular base salary as of May 31, 2012 and continue the departing executive’s health and life insurance benefits coverage provided to him as of May 31, 2012 for twelve months, representing an aggregate estimated amount of $506,000 recorded as general and administrative expense for the nine months ended September 30, 2012.

3. Investments in Marketable Securities

The following is a reconciliation of amortized cost to fair value of available-for-sale marketable securities (including those classified on the Company’s balance sheet as cash equivalents) held at September 30, 2012 and December 31, 2011:

September 30, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Security type
Cash Equivalents
Corporate debt securities	$7,998	$—	$—	$7,998
Marketable Securities - Short term
U.S. Treasury and U.S. or state government agency-backed securities	37,159	37	—	37,196
Corporate debt securities	18,116	19	—	18,135
Certificates of deposit	10,000	—	—	10,000
Accrued interest	167	—	—	167
Marketable Securities - Long term
U.S. Treasury and U.S. or state government agency-backed securities	20,279	92	—	20,371
Corporate debt securities - long term	28,697	222	(1)	28,918
Municipal bonds	2,339	8	—	2,347
Accrued interest	272	—	—	272

Total available-for-sale marketable securities	$125,027	$378	$(1)	$125,404

TARGACEPT, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS (continued)

September 30, 2012

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

As of September 30, 2012, the Company held investments in marketable securities with unrealized gains of $378,000 and unrealized losses of $1,000. For the investment in an unrealized loss position, the duration of the loss was less than 12 months, and the investment is not considered to be other-than-temporarily impaired.

As of September 30, 2012, the Company’s investments in marketable securities, including those classified on its balance sheet as cash equivalents, reach maturity between October 19, 2012 and October 1, 2015 with a weighted average maturity date of November 5, 2013.

TARGACEPT, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS (continued)

September 30, 2012

4. Income Taxes

For each of the three and nine months ended September 30, 2012 and 2011, the Company did not recognize any income tax expense. Exercises of stock options may result in tax deductions for stock-based compensation in excess of expense recorded for the stock options under GAAP. For interim periods within years for which taxable net income is forecasted, the Company recognizes the income tax benefit related to the excess tax deductions as an increase to capital in excess of par value, which based on ASC 740 results in an offsetting charge in the same amount to income tax expense. As of September 30, 2012, the Company had $7,534,000 of cumulative tax deductions for periods of net loss from exercises of stock options in excess of expense recorded under GAAP for the stock options. The benefit of these excess tax deductions had not begun to be realized as of September 30, 2012 because the Company has incurred cumulative net operating losses since inception. Accordingly, the tax benefit will not be recognized as an increase to capital in excess of par value until the excess deductions reduce income taxes payable.

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

September 30, 2012

5. Strategic Alliance and Collaboration Agreements (continued)

AstraZeneca paid the Company an initial fee of $10,000,000 in February 2006. Based on the agreement terms, the Company allocated $5,000,000 of the initial fee to the research collaboration, which the Company recognized as revenue on a straight-line basis over the four-year term of the research collaboration. The Company deferred recognition of the remaining $5,000,000 of the initial fee, which was allocated to the AZD3480 license grants, until December 2006, when AstraZeneca made a determination to proceed with further development of AZD3480. As a result, in the first quarter of 2007, the Company began recognizing the $5,000,000 of the initial fee that it had previously deferred as revenue on a straight-line basis over the estimated development period for AZD3480. In July 2009, based on feedback received from AstraZeneca regarding its development plans for AZD3480 as a treatment for ADHD, the Company extended its estimate of the development period for AZD3480 to continue through 2013 and began recognizing the part of the $5,000,000 portion of the initial fee not yet recognized as of April 1, 2009 into revenue on a straight-line basis over the remaining estimated development period. In September 2010, the Company and AstraZeneca amended the agreement to enable the Company to conduct a clinical trial of AZD3480 in mild to moderate Alzheimer’s disease and to provide for respective roles and responsibilities and associated financial terms for such a study. Under the amendment, the Company received from AstraZeneca $500,000 in October 2010, $2,000,000 in September 2011 and $3,500,000 in December 2011. The Company is recognizing both the portion of the $5,000,000 of the initial fee attributable to AZD3480 license grants not yet recognized and the payments received under the amendment into revenue on a straight-line basis over the period of the Company’s substantive performance obligations under the agreement as amended, which the Company estimates to be until mid 2014. The Company recognized an aggregate of $737,000 and $248,000 of the initial fee and the payments received under the amendment for the three months ended September 30, 2012 and 2011, respectively, and an aggregate of $2,357,000 and $662,000 for the nine months ended September 30, 2012 and 2011, respectively.

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

September 30, 2012

5. Strategic Alliance and Collaboration Agreements (continued)

The Company is also eligible to receive other payments under the agreement if development, regulatory, first commercial sale and first detail milestone events for AZD3480 are achieved for any other target indication under the agreement. AZD3480 is not currently in development for any indication other than Alzheimer’s disease. Under the terms of a sponsored research agreement and a subsequent license agreement between the Company and University of Kentucky Research Foundation, or UKRF, if the Company receives any of these payments from AstraZeneca related to AZD3480, including royalties, the Company is required to pay a low-single digit percentage of each such payment to UKRF. Based on projected activities and timelines and current agreement terms, it is unlikely that the Company will achieve any contingent milestone event for AZD3480 until 2014 at the earliest, and the Company may not achieve milestone events with respect to AZD3480 at all.

With respect to AZD1446, the most advanced product candidate that arose out of the parties’ preclinical research collaboration, the Company is eligible to receive additional payments from AstraZeneca if specified milestone events for AZD1446 under the agreement are achieved for Alzheimer’s disease, including up to an additional $14,000,000 if development milestone events are achieved, an additional $10,000,000 if a regulatory milestone event is achieved and up to an additional $49,000,000 if first commercial sale milestone events are achieved, plus, if regulatory approval is achieved for AZD1446 for any indication, stepped royalties on any sales of AZD1446 for that indication or any other indication. The Company is also eligible to receive other payments under the agreement if development, regulatory, first commercial sale and first detail milestone events for AZD1446 are achieved for any other target indication under the agreement. AZD1446 is not currently in an active clinical trial. Based on projected activities and timelines and current agreement terms, it is unlikely that the Company will achieve any contingent milestone event for AZD1446 until 2014 at the earliest, and the Company may not achieve milestone events with respect to AZD1446 at all.

The Company considers that each of the potential milestone events under the agreement with respect to AZD3480 or AZD1446 would be substantive because the applicable criteria of its revenue recognition policy (see Note 2) would be satisfied.

TARGACEPT, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS (continued)

September 30, 2012

5. Strategic Alliance and Collaboration Agreements (continued)

In October 2007, the Company provided notice under the agreement offering AstraZeneca the right to license its product candidate TC-5619 for specified conditions characterized by cognitive impairment. Based on a subsequent election by AstraZeneca made under the terms of the agreement, AstraZeneca paid the Company $2,000,000 and the Company agreed to develop TC-5619 independently through completion of Phase 1 clinical development and a Phase 2 clinical proof of concept clinical trial in accordance with a mutually acceptable development plan, following which AstraZeneca would have the right to license TC-5619 on terms specified in the agreement (as it was amended in April 2010 as described below). The Company recognized the $2,000,000 payment as revenue on a straight-line basis over the period estimated from time to time for the Company’s research and development obligations for TC-5619 under the agreement. In April 2010, the Company and AstraZeneca amended the agreement to modify the terms applicable to TC-5619. In conjunction with the amendment, the Company and AstraZeneca agreed to an expanded development program for TC-5619 and the Company received a payment of $11,000,000 to maintain AstraZeneca’s option to license TC-5619. The Company recorded the $11,000,000 payment as deferred revenue and recognized it as revenue on a straight-line basis over the period estimated from time to time for the Company’s research and development obligations for TC-5619 under the agreement. The Company completed its research and development obligations for TC-5619 under the agreement in the second quarter of 2011. Accordingly, the Company recognized all of the $2,000,000 and $11,000,000 payments related to TC-5619 received from AstraZeneca into revenue by June 30, 2011. The Company recognized $4,801,000 of these payments into revenue for the nine months ended September 30, 2011. In late April 2011, the Company received notice from AstraZeneca that it had determined not to exercise its license option.

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

AstraZeneca has paid the Company an aggregate of $88,120,000 under the agreement since its inception. As of September 30, 2012, $4,125,000 of the amounts received remained to be recognized into revenue in future periods.

TARGACEPT, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS (continued)

September 30, 2012

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

The Company’s portion of the costs of the TC-5214 development program was $2,481,000 and $22,347,000 for the nine months ended September 30, 2012 and 2011, respectively. AstraZeneca’s allocable portion of the program costs paid by the Company was $132,000 for the three months ended September 30, 2011, and $127,000 and $332,000 for the nine months ended September 30, 2012 and 2011, respectively. AstraZeneca’s allocable portion of the program costs paid by the Company is reflected in the Company’s financial statements as a reduction to research and development expense.

TARGACEPT, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS (continued)

September 30, 2012

5. Strategic Alliance and Collaboration Agreements (continued)

In the first quarter of 2012, the Company and AstraZeneca announced that, based on the totality of the results of the Phase 3 development program for TC-5214, a regulatory filing for TC-5214 as an adjunct therapy for major depressive disorder will not be pursued. Also in the first quarter of 2012, the Company reported that the Company and AstraZeneca determined to discontinue a Phase 2b clinical trial of TC-5214 as a “switch” monotherapy. The determinations to not pursue a regulatory filing for TC-5214 as an adjunct therapy for major depressive disorder and to discontinue the Phase 2b clinical trial of TC-5214 as a “switch” monotherapy resulted in a change in the estimated period of the Company’s substantive performance obligations under the agreement to be approximately 29 months from the agreement date, and the Company revised the revenue recognition period for the upfront payment previously received accordingly. The Company recognized all of the upfront payment into revenue by June 30, 2012. The Company recognized $18,290,000 of the upfront payment as revenue for the three months ended September 30, 2011, and $54,473,000 and $54,274,000 for the nine months ended September 30, 2012 and 2011, respectively.

In April 2012, the Company received notice of termination of the agreement from AstraZeneca. By the terms of the agreement, the termination became effective in late May 2012. As final activities in the TC-5214 program in major depressive disorder wound down thereafter, AstraZeneca’s process for reconciling program payments made to third parties against program costs actually incurred to third parties has continued. This reconciliation resulted in an offset to the Company’s research and development expenses, and a corresponding receivable, of $2,300,000 for the three months ended September 30, 2012. The Company will continue to be responsible for its 20% cost share until completion of the reconciliation process, which the Company expects to occur by the end of 2012.

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

September 30, 2012

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

6. Reduction In Force

On April 25, 2012, the Company announced a reduction in force as part of a plan to focus its resources on its clinical programs and select preclinical opportunities. The restructuring was completed in the second quarter of 2012. The Company recorded as expense and paid $2,312,000 in severance and other charges related to the reduction in force for the nine months ended September 30, 2012. Upon the completion of the restructuring, the Company’s workforce was reduced by 65 employees, or approximately 46%.

7. Subsequent Event

On October 8, 2012, the Company announced a further reduction in force and the closing of its laboratory operations. The Company expects to complete both of these actions and record an estimated expense of $1,480,000 in severance and other charges related to the reduction in force in the fourth quarter of 2012. Upon the completion of the restructuring, the Company’s workforce will be further reduced by 27 employees, or approximately 38%.

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

Overview

Background

We are a biopharmaceutical company engaged in the development of novel NNR Therapeutics™ for the treatment of various diseases and disorders of the nervous system. Our NNR Therapeutics selectively target a class of receptors known as neuronal nicotinic receptors, which we refer to as NNRs. NNRs are found on nerve cells throughout the nervous system and serve as key regulators of nervous system activity.

We have multiple clinical-stage product candidates in areas in which we believe there are significant medical need and commercial potential, as well as proprietary drug discovery technologies. We also have a collaboration agreement with AstraZeneca focused in cognitive disorders, which we refer to in this quarterly report as our “cognitive disorders agreement with AstraZeneca.”

Our most advanced product candidates are described briefly below.

•

TC-5619. TC-5619 is a novel small molecule that modulates the activity of the α7 NNR. We are currently conducting a Phase 2b clinical trial of TC-5619 in negative symptoms and cognitive dysfunction in schizophrenia. We are also currently evaluating potential additional Phase 2 development of TC-5619 in Alzheimer’s disease. In September 2012, we announced top-line results from our Phase 2 trial of TC-5619 as a treatment for inattentive-predominant attention deficit/hyperactivity disorder, in which TC-5619 did not meet the primary outcome measure. We have determined that we will not pursue further development of TC-5619 in ADHD.

•

TC-5214. TC-5214 is a nicotinic channel modulator that had previously been in co-development with AstraZeneca as a treatment for major depressive disorder under a now terminated collaboration agreement. We plan to conduct a Phase 2b study of TC-5214 as a treatment for overactive bladder.

•

AZD3480 (TC-1734). AZD3480 is a novel small molecule that modulates the activity of the α4ß2 NNR and is subject to our cognitive disorders agreement with AstraZeneca. We or AstraZeneca have conducted several clinical studies of AZD3480 in various cognitive disorders, and we are currently conducting a Phase 2b clinical trial of AZD3480 as a treatment for mild to moderate Alzheimer’s disease.

•

AZD1446 (TC-6683). AZD1446 is a novel small molecule that modulates the activity of the α4ß2 NNR and is subject to our cognitive disorders agreement with AstraZeneca. We are currently in discussions with AstraZeneca regarding the next development steps for AZD1446.

•

TC-6987. TC-6987 is a novel small molecule that modulates the activity of the α7 NNR. We have evaluated TC-6987 in Phase 2 exploratory studies and are evaluating potential future development options for this product candidate.

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

•

we are responsible for conducting and funding our ongoing Phase 2b clinical trial of AZD3480 as a treatment for mild to moderate Alzheimer’s disease, but have received $6.2 million in payments from AstraZeneca in connection with events associated with the study; and

•

from January 2006 to January 2010, we and AstraZeneca conducted a preclinical research collaboration under the agreement to discover and develop compounds that act on the α4ß2 NNR as treatments for conditions characterized by cognitive impairment; AstraZeneca paid us research fees, based on a reimbursement rate specified under the agreement, for research services rendered in the preclinical research collaboration.

Our cognitive disorders agreement with AstraZeneca can be terminated by AstraZeneca for an uncured material breach by us or upon 90 days notice given at any time.

Under a second collaboration agreement with AstraZeneca, which we refer to in this quarterly report as our “TC-5214 agreement with AstraZeneca,” we had been co-developing TC-5214 as an adjunct, or add-on, therapy for patients with major depressive disorder who do not respond adequately to initial antidepressant treatment. Under the agreement, AstraZeneca was responsible for 80% and we were responsible for 20% of the costs of the clinical program for TC-5214, except that AstraZeneca was responsible for 100% of development costs required only to obtain or maintain regulatory approval in countries outside the United States and the European Union. In addition, for each of us and AstraZeneca, costs that were not contemplated at execution to be part of the program were in some cases excluded from the cost-sharing arrangement. In the first quarter of 2012, we and AstraZeneca announced that, based on the totality of the results of the Phase 3 development program for TC-5214, a regulatory filing for TC-5214 as an adjunct therapy for major depressive disorder will not be pursued. In April 2012, we received notice of termination of our TC-5214 agreement with AstraZeneca. By the terms of the agreement, the termination became effective in late May 2012. As final activities in the TC-5214 program in major depressive disorder wound down thereafter, AstraZeneca’s process for reconciling program payments made to third parties against program costs actually incurred to third parties has continued. We will continue to be responsible for our 20% cost share until completion of the reconciliation process, which we expect to occur by the end of 2012.

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

In the second quarter of 2012, we completed a reduction in force as part of a plan to focus our resources on our more advanced programs. In October 2012, we announced a second reduction in force, as well as our plan to close our laboratory operations. Upon completion of the second reduction in force, which we expect to occur by December 15, 2012, we will have approximately 43 employees.

Except for a small number of periods in which we generated net income due primarily to the recognition into revenue of amounts received under collaboration agreements, we have not been profitable. As of September 30, 2012, we had an accumulated deficit of $218.1 million. We expect that we may incur losses in future periods as our product candidates advance into later-stage development and as we progress our programs and invest in additional product opportunities. Drug development, including clinical trials in particular, is time-consuming, expensive and may never yield a product that will generate revenue.

As a clinical-stage company, our revenues, expenses and results of operations are likely to fluctuate significantly from quarter to quarter and year to year. We believe that period-to-period comparisons of our results of operations should not be relied upon as indicative of our future performance.

Revenue

In January 2010, we received a $200.0 million upfront payment under our now terminated TC-5214 agreement with AstraZeneca, which we recorded as deferred revenue and began recognizing into revenue on a straight-line basis over the estimated period of our substantive performance obligations under the agreement.

We and AstraZeneca announced in March 2012 that a regulatory filing for TC-5214 as an adjunct therapy for major depressive disorder will not be pursued, and we announced that we and AstraZeneca had determined to discontinue a Phase 2b clinical trial of TC-5214 as a “switch” monotherapy. These events resulted in a change in the estimated period of our substantive performance obligations under our TC-5214 agreement with AstraZeneca. Accordingly, we revised the revenue recognition period for the upfront payment that we previously received and began recognizing the portion of the upfront payment not yet recognized into revenue on a straight-line basis over the remainder of the revised period. We recognized the full amount of the upfront payment into revenue by June 30, 2012.

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

As of September 30, 2012, we had received $61.6 million in aggregate upfront fees and milestone payments under our cognitive disorders agreement with AstraZeneca and recognized an additional $26.5 million in collaboration research and development revenue for research services that we provided in the preclinical research collaboration conducted under that agreement. We immediately recognized an aggregate of $32.6 million of the amounts received under the agreement for achievement of milestone events, because each event met the conditions required for immediate recognition under our revenue recognition policy. We deferred recognition of an aggregate of $29.0 million received under the agreement and are recognizing, or in some cases have fully recognized, these deferred amounts into revenue over the respective periods discussed in Note 5 to our unaudited financial statements included in this quarterly report. As of September 30, 2012, we had $4.1 million of the amounts received under our cognitive disorders agreement with AstraZeneca that remained to be recognized into revenue for future periods.

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

From time to time we seek and are awarded grants or perform work under grants awarded to third-party collaborators from which we derive revenue. During the third quarter of 2011, we were awarded a third grant from The Michael J. Fox Foundation for Parkinson’s Research, or MJFF. Based on the terms of the grant, we received $250,000 upon inception of the grant term and received an additional $250,000 in March 2012. In addition, we are a subcontractor under a grant awarded to The California Institute of Technology by the National Institute on Drug Abuse, or NIDA, part of the National Institutes of Health, to fund research on innovative NNR-based approaches to the development of therapies for smoking cessation. Based on the terms of this arrangement, we received $191,000 in May 2012. Funding for awards under federal grant programs is subject to the availability of funds as determined annually in the federal appropriations process.

Research and Development Expenses

Since our inception, we have focused our activities on our drug discovery and development programs. We record research and development expenses as they are incurred. Research and development expenses represented approximately 73% and 90% of our total operating expenses for the three months ended September 30, 2012 and 2011, respectively, and 75% and 88% for the nine months ended September 30, 2012 and 2011, respectively. The decreased percentage of our total operating expenses for the three and nine months ended September 30, 2012 represented by research and development expenses resulted primarily from the restructuring that we completed in the second quarter of 2012. Restructuring expenses were approximately 5% of our total operating expenses for the nine months ended September 30, 2012.

We utilize our research and development personnel and infrastructure resources across several programs, and many of our costs are not specifically attributable to a single program. Instead, these costs are directed broadly across our research and development programs. Accordingly, we cannot state precisely our total costs incurred on a program-by-program basis.

We have not received FDA or foreign regulatory marketing approval for any of our product candidates. Our current and future expenditures on development programs are subject to numerous uncertainties in timing and cost to completion. In addition, our strategy includes entering into alliances and collaborations with third parties to participate in the development and commercialization of some of our product candidates. Where a third party has responsibility for or authority over any or all of the non-clinical or clinical development of a particular product candidate, the estimated completion date may be largely under the control of that third party and not under our control. We cannot forecast with any degree of certainty whether any of our product candidates will be subject to future alliances or collaborations or how any such arrangement would affect our development plans or capital requirements. Because of this uncertainty, and because of the numerous uncertainties related to clinical trials and drug development generally, we are unable to determine the duration and completion costs of our development programs or whether or when we will generate revenue from the commercialization and sale of any of our product candidates.

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

Income Taxes

We have incurred cumulative operating losses through September 30, 2012 and have not paid federal, state or foreign income taxes for any period. For each of the three- and nine-month periods ended September 30, 2012 and 2011, we did not recognize any income tax expense. Exercises of stock options may result in tax deductions for stock-based compensation in excess of expense recorded for the stock options under U.S. generally accepted accounting principles, or GAAP. For interim periods within years for which net income is forecasted, we recognize the income tax benefit related to the excess tax deductions as an increase to capital in excess of par value, which based on ASC 740 results in an offsetting charge in the same amount to income tax expense. As of September 30, 2012, we had $7.5 million of cumulative tax deductions for periods of net loss from exercises of stock options in excess of expense recorded for the stock options under GAAP. The benefit of these excess tax deductions had not begun to be realized as of September 30, 2012 because we have incurred cumulative net operating losses since inception. This benefit will not be recognized as an increase to capital in excess of par value until the excess deductions reduce income taxes payable.

As of September 30, 2012, we had net operating loss carryforwards of $153.4 million for federal income tax purposes and $153.8 million for state income tax purposes. We also had research and development income tax credit carryforwards of $10.8 million for federal income tax purposes and $587,000 for state income tax purposes as of September 30, 2012. The federal net operating loss carryforwards begin to expire in 2024. The state net operating loss carryforwards begin to expire in 2019. The federal and state research and development tax credits begin to expire in 2021. As a result of various factors, including the subjectivity of measurements used in the calculation of particular tax positions taken or that may in the future be taken in our tax returns, it is uncertain whether or to what extent we will be eligible to use the tax credits.

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

Fair Value

The carrying amounts of our cash and cash equivalents, investments in marketable securities, accounts receivable, accounts payable and accrued expenses are considered to be representative of their respective fair values due to their short-term natures and, in the case of short-term investments, their market interest rates. Likewise, the carrying amounts of our long-term debts are considered to be representative of their fair value due to their market interest rates. Cash that we do not expect to use to fund our short-term liquidity requirements is invested in U.S. Treasury notes and bonds, U.S. and state government agency-backed certificates, corporate debt securities that are rated at least A quality or equivalent, municipal bonds and certificates of deposit. Our investments in marketable securities, which include marketable securities classified on our balance sheet as cash equivalents, are recorded at quoted market prices or observable market inputs and totaled $125.4 million at September 30, 2012.

Building Lease

On August 27, 2012, we and Wake Forest University Health Sciences (WFUHS) amended the lease for our Winston-Salem, North Carolina facilities. The amendment, which was effective as of July 31, 2012, extended the lease term until the end of 2012, reduced the space that we lease from approximately 79,000 square feet to 48,318 square feet and reduced the monthly rent that we pay by approximately 37% to $131,000.

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

Results of Operations

Three Months ended September 30, 2012 and 2011

Net Operating Revenues

	Three Months Ended September 30,
	2012	2011	Change
	(in thousands)
Operating revenues:
License fees and milestones from collaborations	$736	$18,538	$(17,802)
Grant revenue	32	417	(385)

Net operating revenues	$768	$18,955	$(18,187)

Net operating revenues for the three months ended September 30, 2012 decreased by $18.2 million as compared to the three months ended September 30, 2011. The lower net operating revenues for the 2012 period were primarily attributable to a decrease of $17.8 million in license fees and milestones from collaborations. The lower license fees and milestones from collaborations for the 2012 period primarily resulted from the upfront payment previously received under our TC-5214 agreement with AstraZeneca becoming fully recognized in the second quarter of 2012, partially offset by an increase of $489,000 in recognition into revenue of payments previously received under our cognitive disorders agreement with AstraZeneca. We recognized into revenue $18.3 million of the upfront payment previously received under our TC-5214 agreement with AstraZeneca for the 2011 period.

We expect our net operating revenues for the fourth quarter of 2012 to be comparable to the three months ended September 30, 2012 and substantially lower than the comparable 2011 period, primarily due to the upfront payment received under our TC-5214 agreement with AstraZeneca becoming fully recognized in the second quarter of 2012.

Research and Development Expenses

	Three Months Ended September 30,
	2012	2011	Change
	(in thousands)

Research and development expenses	$6,434	$25,444	$(19,010)

Research and development expenses for the three months ended September 30, 2012 decreased by $19.0 million as compared to the three months ended September 30, 2011. The lower research and development expenses were principally attributable to decreases of:

•

$11.3 million in costs incurred for the Phase 3 development program for TC-5214 as a treatment for major depressive disorder, which reflects an offset to research and development expenses of $2.3 million for the 2012 period resulting from reconciliation of program payments made to third parties against program costs actually incurred to third parties;

•

$2.7 million in costs incurred for third-party research and development services in connection with preclinical programs, as we focused our resources on our clinical programs and incurred no preclinical program expenses for the 2012 period;

•

$1.5 million in costs incurred for third-party services associated with our clinical-stage product candidates (excluding costs for the completed program in major depressive disorder) to $3.9 million for the 2012 period, from $5.4 million for the 2011 period; this decrease was principally due to the completion of two Phase 2 clinical trials of TC-6987 during the first quarter of 2012, partially offset by increased costs to support activities for TC-5619 for which two Phase 2 clinical trials were ongoing in the 2012 period; and

•

$3.5 million in other research and development-related operating costs, including infrastructure costs and stock-based compensation and other compensation-related expenses for research and development personnel, to $4.8 million for the 2012 period, from $8.3 million for the 2011 period; this decrease resulted primarily from the reduction in force completed in the second quarter of 2012 that reduced our workforce by approximately 46%.

The costs that we incurred for the three months ended September 30, 2012 and 2011 for third-party services in connection with research and development of clinical-stage product candidates are shown in the table below.

	Three Months Ended September 30,
	2012	2011	Change
	(in thousands)

TC-5619	$2,778	$1,487	$1,291
AZD3480	1,044	1,621	(577)
TC-5214 overactive bladder	225	—	225
TC-5214 major depressive disorder	—	9,023	(9,023)
TC-6987	—	2,249	(2,249)
TC-6499	—	15	(15)
AZD1446	—	—	—

We expect our research and development expenses for the year ending December 31, 2012 to decrease as compared to the year ended December 31, 2011, principally due to the completion of the Phase 3 development program for TC-5214 as an adjunct therapy for major depressive disorder and our two reductions in workforce implemented in 2012. We also expect, however, to continue to incur significant research and development expenses for the remainder of 2012 as we progress our pipeline of product candidates, including in particular the ongoing Phase 2b clinical trials of TC-5619 in negative symptoms and cognitive dysfunction in schizophrenia and AZD3480 in mild to moderate Alzheimer’s disease and preparation for the planned Phase 2b study of TC-5214 in overactive bladder.

General and Administrative Expenses

	Three Months Ended September 30,
	2012	2011	Change
	(in thousands)

General and administrative expenses	$2,432	$2,842	$(410)

General and administrative expenses for the three months ended September 30, 2012 decreased by $410,000 as compared to the three months ended September 30, 2011. The lower general and administrative expenses were principally attributable to decreases of $257,000 in infrastructure costs and $153,000 in stock-based compensation, salary and other compensation-related expenses for general and administrative personnel, both primarily a result of our reduction in workforce completed in the second quarter of 2012.

Nine Months ended September 30, 2012 and 2011

Net Operating Revenues

	Nine Months Ended September 30,
	2012	2011	Change
	(in thousands)
Operating revenues:
License fees and milestones from collaborations	$56,830	$78,159	$(21,329)
Grant revenue	440	533	(93)

Net operating revenues	$57,270	$78,692	$(21,422)

Net operating revenues for the nine months ended September 30, 2012 decreased by $21.4 million as compared to the nine months ended September 30, 2011. The lower net operating revenues for the 2012 period were primarily attributable to a decrease of $21.3 million in license fees and milestones from collaborations. The lower license fees and milestones from collaborations for the 2012 period primarily resulted from the recognition into revenue during the 2011 period of the remaining $18.4 million in payments previously received from GlaxoSmithKline that were unrecognized as of the time we received notice of termination of our product development and commercialization agreement with GlaxoSmithKline and a decrease of $4.8 million in recognition of payments related to the development of TC-5619 previously received from AstraZeneca under our cognitive disorders agreement with AstraZeneca, as the TC-5619-related payments became fully recognized in the second quarter of 2011. These decreases were partially offset by an increase of $1.7 million in recognition into revenue of payments previously received under our cognitive disorders agreement with AstraZeneca.

Research and Development Expenses

	Nine Months Ended September 30,
	2012	2011	Change
	(in thousands)

Research and development expenses	$36,747	$69,146	$(32,399)

Research and development expenses for the nine months ended September 30, 2012 decreased by $32.4 million as compared to the nine months ended September 30, 2011. The lower research and development expenses were principally attributable to decreases of:

•

$19.9 million in costs incurred for TC-5214 as a treatment for major depressive disorder, as the Phase 3 development program wound down to completion to $2.5 million for the 2012 period, from $22.3 million for the 2011 period;

•	$4.3 million in costs incurred for third-party research and development services in connection with preclinical programs to $1.5 million for the 2012 period, from $5.8 million for the 2011 period;

•

$3.1 million in costs incurred for third-party services associated with our clinical-stage product candidates (excluding costs for the completed program in major depressive disorder) to $12.1 million for the 2012 period, from $15.2 million for the 2011 period; this decrease was principally due to the completion of two Phase 2 clinical trials of TC-6987 during the first quarter of 2012; partially offset by an increased level of activities for our TC-5619 Phase 2 clinical trials ongoing during the 2012 period; and

•

$5.1 million in other research and development-related operating costs, including infrastructure costs and stock-based compensation and other compensation-related expenses for research and development personnel, to $20.7 million for the 2012 period, from $25.8 million for the 2011 period; this decrease resulted primarily from the reduction in force completed in the second quarter of 2012 discussed above.

The costs that we incurred for the nine months ended September 30, 2012 and 2011 for third-party services in connection with research and development of clinical-stage product candidates are shown in the table below.

	Nine Months Ended September 30,
	2012	2011	Change
	(in thousands)

TC-5619	$7,398	$5,812	1,586
AZD3480	2,828	3,302	(474)
TC-6987	1,617	6,041	(4,424)
TC-5214 overactive bladder	269	—	269
TC-5214 major depressive disorder	2,481	22,347	(19,866)
TC-6499	—	91	(91)
AZD1446	—	—	—

General and Administrative Expenses

	Nine Months Ended September 30,
	2012	2011	Change
	(in thousands)

General and administrative expenses	$10,089	$9,146	$943

General and administrative expenses for the nine months ended September 30, 2012 increased by $943,000 as compared to the nine months ended September 30, 2011. The higher general and administrative expenses were principally attributable to an increase of $1.7 million in stock-based compensation, salary and other compensation-related expenses for general and administrative personnel, partially offset by decreases of $528,000 in patent-related charges and $247,000 in infrastructure costs. The increased stock-based compensation, salary and other compensation-related expenses for general and administrative personnel for the 2012 period was primarily due to $1.8 million in recorded severance and stock-based compensation expense, including $1.3 million of non-cash charges, resulting from severance payable to our former chief executive officer, who separated from employment with us in May 2012, and from the partial accelerated vesting of, and/or extended permitted exercise periods for, some outstanding stock options held by our former chief executive officer and two other executive officers who separated from employment with us in the first half of 2012. Exclusive of these severance and stock-based compensation charges, general and administrative expenses decreased by $833,000 for the 2012 period as compared to the corresponding 2011 period.

Restructuring Charges

	Nine Months Ended September 30,
	2012	2011	Change
	(in thousands)

Restructuring charges	$2,312	$—	$2,312

Restructuring charges for the nine months ended September 30, 2012 reflected severance and other charges related to a reduction in force implemented in the second quarter of 2012 as part of a plan to focus our resources on our more advanced programs. The restructuring was completed by the end of the second quarter of 2012. Upon the completion of the restructuring, our workforce was reduced by 65 employees, or approximately 46%.

We expect to incur additional restructuring charges of $1.5 million for the fourth quarter of 2012 related to an additional reduction in force and the planned closing of our laboratory operations. We announced both of these actions on October 8, 2012. Upon the completion of the fourth quarter restructuring, our workforce will be further reduced by 27 employees, or approximately 38%.

Liquidity and Capital Resources

Sources of Liquidity

We have historically financed our operations and internal growth principally through public and private offerings of equity securities, payments received under collaboration and alliance agreements, grants and equipment financing.

Our cash, cash equivalents and investments in marketable securities were $195.6 million as of September 30, 2012 and $249.3 million as of December 31, 2011. As of September 30, 2012, we had $68.6 million of cash in bank depository accounts and institutional money market funds at Branch Banking and Trust Company, RBC Bank and Wells Fargo & Company. Substantially all of our remaining cash, cash equivalents and investments were invested as of September 30, 2012 in U.S. Treasury notes and bonds, U.S. and state government agency-backed securities, corporate debt securities that are rated at least A quality or equivalent, municipal bonds and certificates of deposit.

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

Our TC-5214 agreement with AstraZeneca was terminated effective in May 2012 and is no longer a potential source of future funds.

We have borrowed amounts under two separate loan agreements with a bank that we entered into in July 2010 and April 2008 to fund the purchase of equipment, furnishings, software and other fixed assets. As of September 30, 2012, the aggregate outstanding principal balance under the two loan facilities was $2.2 million and there is no additional borrowing capacity remaining available to us.

Cash Flows

	Nine Months Ended September 30,
	2012	2011	Change
	(in thousands)

Net cash used in operating activities	$(52,638)	$(63,189)	$10,551
Net cash provided by (used in) investing activities	23,988	(55,476)	79,464
Net cash (used in) provided by financing activities	(431)	83,352	(83,783)

Net decrease in cash and cash equivalents	$(29,081)	$(35,313)

Net cash used in operating activities for the nine months ended September 30, 2012 decreased by $10.6 million as compared to the nine months ended September 30, 2011. For the nine months ended September 30, 2012, net cash used in operating activities was primarily attributable to $52.3 million in payments made for third-party research and development services in connection with clinical-stage product candidates and preclinical programs and personnel and infrastructure costs, as well as $2.3 million in payments made as a result of our reduction in force implemented in the second quarter of 2012. These cash payments were partially offset by $1.6 million of investment-related cash receipts and an aggregate of $440,000 received under grants awarded to us or a collaborator. For the nine months ended September 30, 2011, net cash used in operating activities was primarily attributable to $67.4 million in payments made for third-party research and development services in connection with clinical-stage product candidates and preclinical programs and personnel and infrastructure costs, partially offset by $2.0 million received from AstraZeneca in September 2011 related to our ongoing Phase 2b clinical trial of AZD3480 in mild to moderate Alzheimer’s disease and $1.4 million of investment-related cash receipts. The decrease of $15.1 million in payments made for third-party research and development services and personnel and infrastructure costs for the 2012 period as compared to the 2011 period was principally the result of the wind-down of the Phase 3 development program for TC-5214 as a treatment for major depressive disorder during 2012, our completion of two Phase 2 studies of TC-6987 during 2012, our plan announced in April 2012 to focus our resources on our more advanced programs, which resulted in a decrease in activity for preclinical programs, and the completion of a reduction in force in the second quarter of 2012 that resulted in decreased personnel and infrastructure costs.

Net cash provided by investing activities for the nine months ended September 30, 2012 was $24.0 million as compared to net cash used in investing activities of $55.5 million for the nine months ended September 30, 2011, a difference of $79.5 million. Cash provided by or used in investing activities reflects the portion of our cash that we allocate to, and the timing of purchases and maturities of, our investments in marketable securities and equipment purchases. Our net sales of investments in marketable securities for the nine months ended September 30, 2012 were $24.1 million and occurred primarily to fund our short-term liquidity requirements. Our net purchases of investments in marketable securities for the nine months ended September 30, 2011 were $54.3 million and occurred following our receipt of $80.8 million in net proceeds from a public stock offering. Our net equipment purchases decreased by $1.1 million to $138,000 for the 2012 period, from $1.2 million for the 2011 period.

Net cash used in financing activities for the nine months ended September 30, 2012 was $431,000 as compared to the net cash provided by financing activities of $83.4 million for the nine months ended September 30, 2011, a difference of $83.8 million. The higher cash provided by financing activities for the 2011 period was primarily due to $80.8 million in net proceeds from our public stock offering, partially offset by $2.1 million in borrowing under an existing loan facility.

Funding Requirements

As of September 30, 2012, we had an accumulated deficit of $218.1 million. We may require additional capital in future periods as our product candidates advance into later-stage development and as we progress our programs and invest in additional product opportunities. However, we may generate positive cash flow for any particular reporting period as a result of the timing of milestone events that may be achieved under our cognitive disorders agreement with AstraZeneca and the timing and extent of costs incurred related to development of our product candidates. Our future capital requirements are difficult to forecast and will depend on many factors, including:

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

•	our ability to manage any impact on our operations from our two workforce reductions in 2012 or the departure of three executive officers in the first half of 2012;

•	the number and characteristics of product candidates that we pursue and programs that we conduct;

•	the costs to satisfy our obligations under our cognitive disorders agreement with AstraZeneca and potential future alliances and collaborations;

•	the costs of preparing, filing and prosecuting patent applications and maintaining, enforcing and defending patents and other intellectual property rights;

•	the costs of manufacturing-related services for our product candidates in clinical and late preclinical development;

•	the costs, timing and outcomes of regulatory reviews or other regulatory actions;

•	the timing, receipt and amount of sales or royalties, if any, from our potential products;

•	the extent and scope of our general and administrative expenses; and

•	the rate of technological advancements for the indications that we target.

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

If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate our programs or obtain funds through arrangements with collaborators or others that may require us to relinquish rights to certain product candidates that we might otherwise seek to develop or commercialize independently. Additionally, any future equity funding may significantly dilute the ownership of our stockholders.

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

The primary objectives of our investment activities are to preserve our capital and meet our liquidity needs to fund operations. We also seek to generate competitive rates of return from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of cash equivalents and investments in a variety of securities that are of high credit quality based on ratings from commonly relied upon rating agencies. As of September 30, 2012, we had cash, cash equivalents and investments in marketable securities of $195.6 million. Our cash equivalents and investments in marketable securities may be subject to interest rate risk and could fall in value if market interest rates increase. However, because our cash equivalents are invested in accounts with market interest rates and are short term in nature and because our investments in marketable securities are traded in active markets, we believe that our exposure to interest rate risk is not significant and estimate that an immediate and uniform 10% increase in market interest rates from levels as of September 30, 2012 would not have a material impact on the total fair value of our portfolio.

We sometimes contract for the conduct of clinical trials or other research and development and manufacturing activities with contract research organizations, clinical trial sites and contract manufacturers in Europe or elsewhere outside of the United States. We may be subject to exposure to fluctuations in foreign currency exchange rates in connection with these agreements. If the average exchange rate between the currency of our payment obligations under any of these agreements and the U.S. dollar were to strengthen or weaken by 10% against the corresponding exchange rate as of September 30, 2012, we estimate that the impact on our financial position, results of operations and cash flows would not be material. We do not hedge our foreign currency exposures.

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

(b) Changes in Internal Controls. No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2012 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On July 31, 2012, we issued 4,333 shares of our common stock to a single “accredited investor” (as that term is defined by the rules and regulations of the SEC) upon the exercise of a stock option. This option represents a grant that was made under our non-employee director compensation program as it existed prior to completion of our initial public offering. The entity exercising the option was affiliated with a member of our board of directors at the time of grant and was designated by the director to receive the option in lieu of the director. The exercise price for the option was $0.075 per share, representing an aggregate purchase price for the purchased shares of $324.98. The shares of common stock issued upon exercise were offered and sold in reliance on an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, based on the recipient’s sophistication in financial matters and access to material information and representations received from the recipient as to its status as an accredited investor.

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

TARGACEPT, INC.

Date: November 8, 2012	/s/ Alan A. Musso
Alan A. Musso
Senior Vice President, Finance and Administration, Chief Financial Officer and Treasurer
(Authorized Officer)
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1	Seventh Lease Amendment, effective July 31, 2012, to Lease, effective August 1, 2002, by and between the Company and Wake Forest University Health Sciences.

31.1	Certification of the Principal Executive Officer (interim) pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer (interim) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets as of September 30, 2012 and December 31, 2011 (Unaudited); (ii) the Statements of Comprehensive Income for the three and nine months ended September 30, 2012 and 2011 (Unaudited); (iii) the Statements of Cash Flows for the nine months ended September 30, 2012 and 2011 (Unaudited); and (iv) the Notes to Unaudited Financial Statements.

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.