Form 10-K
period 2012-12-31
TARGACEPT INC
filed 2013-03-15
CIK 1124105

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number: 000-51173

Targacept, Inc.

(Exact name of registrant as specified in its charter)

Delaware	56-2020050
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 North Main Street, Suite 1510 Winston-Salem, North Carolina	27101
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (336) 480-2100

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value per share	The NASDAQ Stock Market LLC (NASDAQ Global Select Market)

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes     ☒    No

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2012, was approximately $123,869,997, based on the price at which the registrant’s common stock was last sold on June 30, 2012 ($4.30).

As of February 28, 2013, the registrant had 33,616,675 shares of common stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the registrant’s proxy statement for its 2013 annual meeting of stockholders, which is expected to be filed pursuant to Regulation 14A within 120 days after the end of the registrant’s fiscal year ended December 31, 2012, are incorporated by reference into Part III of this report.

TARGACEPT, INC.

FORM 10-K

Cautionary Note Regarding Forward-Looking Statements

This annual report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, which we refer to as the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act. For this purpose, any statement contained in this annual report, other than statements of historical fact, regarding, among other things:

•

the progress, scope or duration of the development of TC-5619, TC-5214, TC-1734, AZD1446 (TC-6683), TC-6987, TC-6499 or any of our other product candidates or programs, such as the target indication(s) for development, the size, design, population, location, conduct, objective, duration or endpoints of any clinical trial, or the timing for initiation or completion of or availability of results from any clinical trial, for submission or approval of any regulatory filing, for interactions with regulatory authorities, or, where applicable, for a decision by AstraZeneca as to whether to conduct particular development;

•	the benefits that may be derived from any of our product candidates or the commercial opportunity in any target indication;

•	the timing or amounts of any payments that AstraZeneca may make to us;

•	our operations, financial position, revenues, costs or expenses; or

•	our strategies, prospects, plans, expectations or objectives

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

•

whether favorable findings from our completed clinical trial of TC-5619 in patients with schizophrenia will be replicated in our ongoing clinical trial of TC-5619 and potential future clinical trials of TC-5619;

•

whether the designs and endpoints of our ongoing clinical trial of TC-5619 and potential future clinical trials of TC-5619 will be deemed by applicable regulatory authorities to be sufficient to support approval of TC-5619 to treat negative symptoms of schizophrenia or cognitive dysfunction in schizophrenia;

•

whether findings from nonclinical studies and assessments of TC-5214 and clinical trials of TC-5214 in a different indication will be predictive of a positive outcome in our planned Phase 2b clinical trial of TC-5214 in overactive bladder;

•

the conduct and results of clinical trials and non-clinical studies and assessments of TC-5619, TC-5214, TC-1734, AZD1446, TC-6987, TC-6499 or any of our other product candidates, including the performance of third parties engaged to execute them, delays resulting from any changes to the applicable protocols or difficulties and delays in subject enrollment and data analysis;

•	whether the executive turnover and two workforce reductions that we experienced in 2012 will have an adverse impact on the development of any of our product candidates or our business generally;

•

whether TC-5214 will be eligible for treatment in the United States as a new chemical entity with a five-year statutory exclusivity period, either because we submit a new drug application for TC-5214 prior to October 1, 2017 or because the applicable statutory provision is re-authorized by the U.S. Congress;

•

the control or significant influence that AstraZeneca has over the development of AZD1446, including as to the timing, scope and design of any future clinical trials and as to the conduct at all of further development;

•	the impact of the restructuring of AstraZeneca’s neuroscience group in 2012 on the development of AZD1446;

•	our ability to establish additional strategic alliances, collaborations or licensing or other comparable arrangements on favorable terms;

•	our ability to protect our intellectual property; and

•	the timing and success of submission, acceptance and approval of regulatory filings.

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

In addition, any forward-looking statement in this annual report represents our views only as of the date of this annual report and should not be relied upon as representing our views as of any later date. We anticipate that subsequent events and developments may cause our views to change. Although we may elect to update these forward-looking statements publicly at some point in the future, we specifically disclaim any obligation to do so, except as required by applicable law. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make or any future strategic alliances, collaborations or licensing or other comparable arrangements that we may enter into.

PART I

Item 1.	Business.

Overview

We are a biopharmaceutical company engaged in the development of novel NNR Therapeutics™ for the treatment of diseases and disorders of the nervous system. Our NNR Therapeutics selectively target neuronal nicotinic receptors, which we refer to as NNRs. NNRs are found on nerve cells throughout the nervous system and serve as key regulators of nervous system activity.

Based on years of focused research in the NNR area, we believe that compounds that interact selectively with specific NNR subtypes have the potential to achieve positive medical effects by modulating their activity. We have built an extensive patent estate covering the structure or therapeutic use of small molecules designed to regulate activity in the body by selectively affecting specific NNR subtypes.

We have multiple clinical-stage product candidates in areas in which we believe there are significant medical need and commercial potential, as well as an ongoing collaboration with AstraZeneca. Our most advanced product candidates are described briefly below.

TC-5619

TC-5619 is a novel small molecule that modulates the activity of the a7 NNR. We are currently conducting a Phase 2b clinical trial of TC-5619 as a treatment for negative symptoms and cognitive dysfunction in schizophrenia. We are also currently evaluating potential additional Phase 2 clinical development of TC-5619 as a treatment for Alzheimer’s disease.

TC-5214

TC-5214 modulates the activity of the a3ß4 NNR. We are developing TC-5214 as a treatment for overactive bladder and plan to initiate a Phase 2b clinical trial of this product candidate in the first half of 2013.

TC-1734

TC-1734 (formerly known also as AZD3480) is a novel small molecule that modulates the activity of the a4ß2 NNR. We are currently conducting a Phase 2b clinical trial of TC-1734 as a treatment for mild to moderate Alzheimer’s disease.

AZD1446 (TC-6683)

AZD1446 (TC-6683) is a novel small molecule that modulates the activity of the a4ß2 NNR. We discovered and advanced AZD1446 as part of a now completed preclinical research collaboration conducted under our collaboration agreement with AstraZeneca. We are currently in discussions with AstraZeneca regarding the next development steps for AZD1446.

TC-6987

TC-6987 is a novel small molecule that modulates the activity of the a7 NNR. We have previously evaluated TC-6987 in two Phase 2 exploratory studies and are evaluating potential future development options for this product candidate.

TC-6499

TC-6499 is a novel small molecule that modulates the activity of the a4ß2 and a3ß4 NNRs. The a3ß4 NNR is located in the gastrointestinal tract, and we believe TC-6499 may have potential as a treatment for gastrointestinal disorders. We are evaluating potential future development options for this product candidate.

Role of NNRs in the Body

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

The nervous system will not operate properly if the relative levels of key neurotransmitters in the brain are not maintained in a normal balance. A disruption in this balance can cause many common nervous system diseases and disorders. We believe that compounds that target NNRs to modulate their activity have the potential to restore this balance and therefore have promise as treatments for these diseases and disorders.

In addition, NNRs located within various target organ systems in the body are involved in transmitting signals between those systems and the spinal cord and brain. As such, these receptors are thought to play a role in a variety of physiological functions, including heart rate, digestion, respiration, salivation and uro-genital function such as urination and sexual arousal.

NNRs are comprised of five protein subunits that are arranged like staves of a barrel around a central pore. Each combination of five subunits represents an NNR subtype. There are several subtypes, each of which is identified by Greek letters. Scientific evidence has established that individual NNR subtypes have particular functions in the body that are relevant to a number of debilitating conditions and that mutations of genes that are associated with specific NNR subunits can increase susceptibility to some diseases and disorders.

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

Our Business Strategy

We are seeking to provide superior treatment options for complex diseases and disorders to improve the lives of patients by developing innovative new medicines. To achieve our goal, we are pursuing the following strategies:

•

Exploit our pipeline of NNR Therapeutics. We believe that drugs designed to selectively target specific NNR subtypes can have positive medical effects with limited adverse side effects and have historically focused our drug development activities on NNR Therapeutics. We currently have three chemically and pharmacologically distinct NNR Therapeutics in Phase 2b clinical development in therapeutic areas where we believe there to be significant medical need and commercial potential. We intend to continue to progress these NNR Therapeutics to the next stage of development and, if we have clinical success, beyond.

•

Evaluate opportunities to expand our pipeline deliberatively. To grow our business in the long term, we will need to expand our pipeline. We plan to continue to evaluate the scientific and commercial merits of internal opportunities for pipeline growth, either by pursuing clinical-stage NNR Therapeutics for additional indications or by advancing earlier-stage compounds with NNR-based mechanisms in our portfolio. We also plan to continue to approach potential prospects for complementing our pipeline with product candidates from external sources opportunistically.

•

Collaborate selectively. We have historically collaborated with significant pharmaceutical companies and currently have a collaboration with AstraZeneca that is focused on compounds that act on the a4ß2 NNR. We intend to selectively seek additional alliances and collaborations to assist us in furthering the development of some of our product candidates. In particular, we intend to enter into these alliances and collaborations for target indications for which a potential collaborator has unique expertise or that involve large primary care markets that must be served by large sales and marketing organizations. In entering into these alliances and collaborations, our goal will generally be to maintain co-promotion or co-commercialization rights for specialists, particularly in neurology and psychiatry, in the United States and, potentially in the future, other markets. Under our collaboration agreement with AstraZeneca, we have the option to co-promote AZD1446 and the other licensed compounds that arose out of the preclinical research collaboration that we conducted with AstraZeneca to specified classes of physicians in the United States.

Our Product Development Pipeline

The following table summarizes our most advanced clinical-stage product candidates.

Product Candidate	Planned Target Indication(s)	Status of Development	Commercial Rights
TC-5619	Negative symptoms and cognitive dysfunction in schizophrenia; Alzheimer’s disease	Phase 2b clinical trial in negative symptoms and cognitive dysfunction in schizophrenia ongoing; potential additional Phase 2 clinical development in Alzheimer’s disease under consideration	Targacept

TC-5214	Overactive bladder	Phase 2b clinical trial planned to be initiated in the first half of 2013	Targacept

TC-1734	Mild to moderate Alzheimer’s disease	Phase 2b clinical trial ongoing	Targacept

AZD1446 (TC-6683)	To be determined in conjunction with AstraZeneca	Phase 2	AstraZeneca

TC-6987	To be determined	Phase 2	Targacept

Information regarding our research and development expenses for the fiscal years ended December 31, 2012, 2011 and 2010 is included under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this annual report. All of our long-lived assets are located in the United States.

TC-5619

TC-5619 is a novel small molecule that modulates the activity of the a7 NNR. We are currently conducting a Phase 2b clinical trial of TC-5619 as a treatment for negative symptoms and cognitive dysfunction in schizophrenia. Examples of negative symptoms of schizophrenia include anhedonia (inability to experience pleasure), affective flattening (lack of emotional expressiveness), avolition (lack of motivation or drive), social withdrawal and alogia (lack of unprompted comment that occurs in normal speech). Cognitive functions often impaired in schizophrenia include executive function (ability to organize cognitive processes, including the ability to plan, prioritize, stop and start activities, shift from one activity to another activity and monitor one’s own behavior), attention, vigilance, memory and learning. In a survey of 46 cognitive neuroscientists and neuropharmacologists conducted in 2004 in connection with a National Institute of Mental Health initiative known as Measurement and Treatment Research to Improve Cognition in Schizophrenia, or MATRICS, a7 was selected more often than any other target as a target of interest in the development of treatments for cognitive dysfunction in schizophrenia.

In addition to our ongoing development in schizophrenia, we are currently evaluating potential Phase 2 clinical development of TC-5619 in Alzheimer’s disease.

Ongoing Phase 2b Clinical Trial in Negative Symptoms and Cognitive Dysfunction in Schizophrenia

Our ongoing Phase 2b clinical trial of TC-5619 in negative symptoms and cognitive dysfunction in schizophrenia is a double blind, placebo controlled, parallel group study. The term “double blind” means that neither the subjects nor the investigators in the trial know which subjects receive the investigational drug (in this case, TC-5619) and which subjects receive placebo. The trial is planned to enroll approximately 450 subjects at sites in the United States (approximately one-third of sites) and Eastern Europe (approximately two-thirds of sites). The enrollment criteria for the trial call for subjects with stable schizophrenia who are taking a fixed dose of one of several marketed drugs from the class known as atypical antipsychotics.

The trial design provides for a four-week screening period, followed by a 24-week treatment period during which subjects receive either one of two daily doses of TC-5619 (5mg or 50mg) or placebo, randomized in a ratio of 2:1:1 (placebo, low dose, high dose). The primary outcome measure in the trial is change from baseline on the Scale for the Assessment of Negative Symptoms, or SANS, at the end of the treatment period with TC-5619 as compared to placebo. SANS is an investigator assessment of improvement on the negative symptoms of schizophrenia. The composite score on the CogState Schizophrenia Battery, or CSB, a computerized battery of neuropsychiatric tests that assess specific cognitive domains, and the University of California, San Diego Performance-Based Skills Assessment, brief version, are identified as key secondary outcome measures in the trial.

Completed Phase 2 Clinical Trial in Cognitive Dysfunction in Schizophrenia

Previously, we completed a Phase 2 clinical trial of TC-5619 in cognitive dysfunction in schizophrenia. The trial was a double blind, placebo controlled, multi-center study conducted in the United States and India. In the trial, 185 subjects with schizophrenia who had stable psychotic symptoms were randomly assigned to receive either TC-5619 or placebo, together with continued treatment with an atypical antipsychotic (either quetiapine, marketed as Seroquel, or risperidone, marketed as Risperdal), for 12 weeks. Approximately half of the subjects were users of tobacco products. Subjects who received TC-5619 received a 1mg daily dose for the first four weeks, a 5mg daily dose for the next four weeks and a 25mg daily dose for the last four weeks. This type of scheduled dosing adjustment is sometimes referred to as “forced titration.”

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

In the trial, the results on the Groton Maze Learning task met the pre-defined success criteria (adjusted p-value = 0.054), as well as at two of the trial’s three measurement dates (at 4 weeks, unadjusted p-value = 0.018; and at 12 weeks, unadjusted p-value = 0.041), and were favorable for tobacco users as compared to non-tobacco users (where there was no activity on this measure) and for subjects at study sites in the United States as compared to subjects at study sites in India. Each of the p-values noted above was derived after data log transformation, a commonly utilized statistical technique where the data does not follow a normal distribution.

In addition, we observed encouraging signals (one-sided p-value < 0.10 on one of the measurement dates) in the trial on several secondary efficacy outcome measures, including SANS, Clinical Global Impression – Global Improvement, an investigator assessment of overall response, Subject Global Impression – Cognition scale, a subject self-assessment of cognitive change, and two of six computer-based items of the CSB. Other secondary efficacy outcome measures of the trial, including a composite measure of the CSB and Clinical Global Impression – Severity of Illness, an investigator assessment of severity of illness based on total clinical experience, did not demonstrate a drug effect in the dataset that included all subjects and occasionally statistically favored placebo over TC-5619 (including on the verbal memory item of the CSB after four weeks).

Completed Phase 2 Clinical Trials in Adults with ADHD and Adults with ADHDi

Previously, we completed a Phase 2 clinical trial of TC-5619 in adults with attention deficit/hyperactivity disorder, or ADHD, and a subsequent Phase 2 clinical trial of TC-5619 in adults with inattentive-predominant attention deficit/hyperactivity disorder, or ADHDi. The ADHD trial was a double blind, placebo controlled, forced titration, multi-center, 12-week study conducted in the United States. Each subject in the trial was randomly assigned to receive a daily dose of either TC-5619, beginning with 1mg and increasing to 5mg and then to 25mg, or placebo. TC-5619 did not meet the primary outcome measure of the trial, but showed encouraging signals on some of the trial’s efficacy measures in the subpopulation of subjects with ADHDi. The ADHDi trial was a double blind, placebo controlled, parallel group, multi-center, 12-week study conducted in the United States. Subjects in the trial were randomly assigned to receive a daily dose of 5mg TC-5619, 25mg TC-5619 or placebo. TC-5619 did not meet the primary outcome measure of the trial, and we are not pursuing further development of TC-5619 in ADHD or ADHDi.

TC-5214

TC-5214 modulates the activity of the a3ß4 NNR. We are developing TC-5214 as a treatment for overactive bladder and plan to initiate a Phase 2b clinical trial in the first half of 2013. TC-5214 is one of the two enantiomers of the racemate mecamylamine hydrochloride. Enantiomers are mirror images of each other that have the same chemical but potentially different biological properties and together form a chemical mixture known as a racemate. TC-5214 had previously been in Phase 3 co-development with AstraZeneca as a treatment for major depressive disorder (MDD) under a now terminated collaboration agreement.

We determined to pursue development of TC-5214 for overactive bladder based primarily on various nonclinical and clinical findings, including:

•	exaggerated bladder effects in studies of TC-5214 in rodents, including urinary retention and beneficial changes in bladder contraction and capacity and urination frequency;

•	potent activity of TC-5214 at nicotinic receptors located in or around the bladder considered to play a key role in bladder contraction and believed to be involved in signaling of the urge to urinate;

•	90% elimination of TC-5214 in humans unchanged through the bladder, supporting use of a low dose and creating the potential to minimize unwanted side effects;

•	a well-established safety and tolerability profile for TC-5214 resulting from prior clinical evaluation in approximately 2,400 subjects; and

•	elements of the side effect profile for TC-5214 arising from the completed MDD program that are qualitatively similar to observations made with marketed medications for overactive bladder.

Completed Clinical Program in MDD

We and AstraZeneca previously conducted a multi-clinical trial Phase 3 program for TC-5214 as an adjunct therapy, and a Phase 2b clinical trial of TC-5214 as a “switch” monotherapy, in each case in adults with MDD who do not respond adequately to initial therapy. None of these clinical trials met its primary endpoint (as used in this annual report, the terms “endpoint” and “outcome measure” have the same meaning). In the first quarter of 2012, we and AstraZeneca announced that, based on the totality of the results of the Phase 3 program, a regulatory filing for TC-5214 as an adjunct therapy for MDD would not be pursued and we reported the discontinuation of a “switch” monotherapy trial. AstraZeneca subsequently terminated a separate collaboration agreement we had for TC-5214, effective in May 2012.

TC-1734

TC-1734 is a novel small molecule that modulates the activity of the a4ß2 NNR. We are currently conducting a Phase 2b clinical trial of TC-1734 as a treatment for mild to moderate Alzheimer’s disease. Our ongoing study is the second clinical trial of TC-1734 in mild to moderate Alzheimer’s disease. The first was conducted by AstraZeneca under our collaboration agreement, and its outcome was inconclusive. In March 2013, AstraZeneca exercised its right to terminate TC-1734 from our collaboration agreement. As a result, all rights and licenses for TC-1734 that we granted under the agreement to AstraZeneca terminate and revert to us 90 days after the date of AstraZeneca’s action. Previously, we had received $6.2 million in nonrefundable payments from AstraZeneca in connection with our ongoing clinical trial.

Ongoing Phase 2b Clinical Trial in Mild to Moderate Alzheimer’s Disease

Our ongoing Phase 2b clinical trial of TC-1734 in mild to moderate Alzheimer’s disease is a potential registration study that is the subject of a Special Protocol Assessment agreement with the U.S. Food and Drug Administration, or FDA. It is a double blind study designed to evaluate TC-1734 head-to-head against donepezil, which is marketed as Aricept and is the medication most often prescribed for mild to moderate Alzheimer’s disease. The trial design provides for approximately 300 subjects diagnosed with probable Alzheimer’s disease classified as mild or moderate in severity to be randomly assigned to receive donepezil or a fixed 30mg dose of TC-1734 daily over 12 months. We are conducting the study at sites predominantly in Eastern Europe and also in the United States. The study has co-primary outcome measures, change from baseline after 12 months of treatment with TC-1734 as compared to donepezil on the Alzheimer’s Disease Assessment Scale-cognitive subscale, or ADAS-Cog, and on a functional measure. The functional measure for European sites is the Alzheimer’s Disease Cooperative Study — Activities of Daily Living Inventory, and the functional measure for U.S. sites is the Clinician’s Interview Based Impression of Change Plus Caregiver Input, each of which assesses subjects’ ability to perform typical day-to-day activities.

Completed Phase 2b Clinical Trial in Mild to Moderate Alzheimer’s Disease

In 2008, AstraZeneca completed a Phase 2b double blind, placebo controlled, dose finding, multi-center clinical trial of TC-1734 in mild to moderate Alzheimer’s disease, known as the “Sirocco” trial. The Sirocco trial was conducted at sites in Western Europe, Eastern Europe and Canada. In the trial, 567 subjects diagnosed with probable Alzheimer’s disease classified as mild or moderate in severity were randomly assigned to one of three dose groups of TC-1734, to donepezil, or to placebo and dosed over a 12-week period. The primary outcome measure of the trial was change from baseline on ADAS-Cog after 12 weeks of treatment with TC-1734 as compared to placebo. Some of the secondary outcome measures of the trial included the Alzheimer’s Disease Cooperative Study—Clinical Global Impression of Change, or ADCS-CGIC, which is a 7-point clinician assessment of change in behavior and the ability to function, the Mini Mental State Examination, or MMSE, which is a quantitative, 30-point cognition scale, and a computer-based test battery developed by CDR Ltd. to test cognitive function.

The results of the Sirocco trial were inconclusive in that the active comparator, donepezil, did not meet the trial’s criteria for statistical significance versus placebo on the primary outcome measure. TC-1734 also did not meet the trial’s criteria for statistical significance versus placebo on the primary outcome measure. However, in an analysis conducted post hoc in which the most mildly impaired subjects (MMSE = 25 or 26) were excluded, the middle dose of TC-1734 tested achieved a favorable outcome (one-sided p-value = 0.04) and donepezil showed a strong trend (one-sided p-value = 0.065).

Subjects dosed with TC-1734 showed an improvement on ADCS-CGIC and the MMSE, two of the trial’s secondary outcome measures, at two of the three doses tested as compared to subjects dosed with placebo. Of the three TC-1734 doses evaluated, subjects in the middle dose group showed the most improvement on both measures as compared to subjects dosed with placebo, with a 0.5 point advantage on ADCS-CGIC and a 0.9 point advantage on the MMSE. Subjects dosed with donepezil also showed an improvement as compared to subjects dosed with placebo on ADCS-CGIC, with a 0.2 point advantage, and the MMSE, with a 1.0 point advantage. No improvement was shown in any domain of the CDR test battery in the pooled dataset of all subjects in the donepezil dose group or any of the TC-1734 dose groups as compared to the placebo dose group.

Completed Clinical Trials in Other Indications

In addition to the previous trial in Alzheimer’s disease, we or AstraZeneca have completed Phase 2 clinical trials of TC-1734 in various other indications characterized by cognitive impairment. These studies have generated a range of efficacy results, including: (1) achievement of the primary outcome measure(s) (in age associated memory impairment, or AAMI, a common condition characterized by gradual memory loss or other cognitive impairment that generally occurs with normal aging, and in adults with ADHD); (2) encouraging signals (in early-stage trials in AAMI and mild cognitive impairment, or MCI); and (3) failure to achieve the primary outcome measure (in cognitive dysfunction in schizophrenia). These trials are summarized below.

AAMI (later study)

•   a double blind, placebo controlled, multi-center study that we conducted in the United States

•   subjects were between the ages of 50 and 80 and classified with AAMI based on inclusion criteria reflecting both subjective and objective memory impairment

•   there were three co-primary endpoints, change from baseline on the Power of Attention and Episodic Memory factors of the CDR test battery and on the Subject Global Impression– Cognition scale at the end of 16 weeks of dosing with TC-1734 as compared to placebo

•   TC-1734 met all three co-primary endpoints (p < 0.05) at 50mg and met the Power of Attention endpoint at 25mg

Adults with ADHD

•   a double blind, placebo controlled crossover design study that we and AstraZeneca conducted at a single site in the United States in which each subject served as his or her own control

•   two doses of TC-1734 tested

•   the primary outcome measure was change from baseline on the CAARS-INV total score after two weeks dosing with TC-1734 as compared to placebo, and the result was statistically significant in favor of one of the doses (50mg TC-1734, p < 0.01) on an intent to treat basis

AAMI (earlier study); MCI

•   two double blind, placebo controlled, crossover design Phase 2 studies that we conducted, one in each indication, assessing the effects of multiple doses of TC-1734 at various time points using the CDR test battery

•   TC-1734 demonstrated positive effects in the AAMI study at some, but not all, dose levels and measures tested, with the results most favorable at 50mg

•   the results of the MCI trial were more favorable at 100mg TC-1734 and did not favor 50mg TC-1734 on any measure

Cognitive Dysfunction in Schizophrenia

•   a double blind, placebo controlled, dose finding, multi-center study that AstraZeneca conducted in the United States and Canada

•   subjects were clinically stable schizophrenics who were active smokers and taking a marketed atypical antipsychotic

•   TC-1734 did not meet pre-defined success criteria on the primary endpoints, change from baseline on scores for attention/vigilance, working memory, verbal learning, speed of processing and reasoning and problem solving as measured by a computerized test battery after 12 weeks of treatment with TC-1734 as compared to placebo

AZD1446 (TC-6683)

AZD1446 (TC-6683) is a novel small molecule that modulates the activity of the a4ß2 NNR. We discovered and advanced AZD1446 as part of a now completed preclinical research collaboration that we and AstraZeneca conducted under our collaboration agreement. AstraZeneca is responsible for conducting and funding the development and potential future commercialization of AZD1446 and has previously completed various early-stage clinical studies. Under a March 2013 amendment to our collaboration agreement, AstraZeneca has the right to pursue development and commercialization of AZD1446, as well as other compounds licensed from us under our collaboration agreement, in any therapeutic area, rather than only in cognitive disorders or schizophrenia. We are currently in discussions with AstraZeneca regarding the next development steps for AZD1446.

TC-6987

TC-6987 is a novel small molecule that modulates the activity of the a7 NNR. We are evaluating potential future development options for TC-6987. Previously, we completed two exploratory Phase 2 clinical trials of TC-6987, one in asthma and one in Type 2 diabetes. As we have previously disclosed, we will not pursue further development of TC-6987 in Type 2 diabetes and have no current plans to conduct additional development of TC-6987 in asthma.

TC-6499

TC-6499 is a novel small molecule that modulates the activity of the a4ß2 and a3ß4 NNRs. The a3ß4 NNR is located in the gastrointestinal tract and, based on observations from previous Phase 1 development of TC-6499 in contemplation of later-stage development as a treatment for pain, we believe the product candidate may have potential as a treatment for gastrointestinal disorders. In an exploratory four-week study of TC-6499 that we completed in 24 subjects with constipation-predominant irritable bowel syndrome at a single site in 2011, TC-6499 outperformed placebo on an objective secondary efficacy outcome measure, the number of spontaneous bowel movements per week, but not on the primary efficacy outcome measure (a subjective subject rating of global symptom relief).

Medical Need and Commercial Opportunity in Our Target Indications

The indications for which our most advanced product candidates are currently in development include negative symptoms and cognitive dysfunction in schizophrenia, overactive bladder and Alzheimer’s disease.

Schizophrenia is a chronic, severe and disabling form of psychosis. The disease generally includes three domains, positive symptoms, negative symptoms and cognitive dysfunction. The negative symptoms and cognitive dysfunction play a primary role in the inability of many schizophrenic patients to function normally. The biopharmaceutical market research firm Decision Resources estimated that there were approximately 4.7 million people with schizophrenia in the world’s seven major pharmaceutical markets in 2011. Estimates as to the prevalence of schizophrenia patients who suffer from negative symptoms vary, and it has been estimated that up to 75% of persons with schizophrenia are cognitively impaired. There is currently no drug approved in the United States or Europe specifically for the treatment of negative symptoms of schizophrenia or cognitive dysfunction in schizophrenia.

Overactive bladder is a disorder that causes a sudden and frequent urge to urinate that may be difficult to suppress and may lead to incontinence and the need to wake up at night to urinate. Overactive bladder poses a significant reduction in quality of life due to a decreased ability to socialize and participate in normal life activities, sleep disturbances and decreased emotional well-being. Decision Resources estimated that there were approximately 69.5 million people with overactive bladder in the world’s seven major pharmaceutical markets in 2009.

Alzheimer’s disease, the most common form of dementia, is a progressive, debilitating disorder that attacks neurons in the brain, resulting in loss of memory, thinking and language skills and behavioral changes. Decision Resources estimated that there were approximately 20.0 million people with Alzheimer’s disease in the world’s seven major pharmaceutical markets in 2011. Alzheimer’s disease progresses in stages from mild to moderate to severe and gradually destroys a person’s memory and ability to learn, reason, make judgments, communicate and carry out daily activities. Mild Alzheimer’s disease is characterized by mild forgetfulness and difficulty acquiring basic information and communicating. Patients generally exhibit the symptoms of mild Alzheimer’s disease for two to four years before progressing to the moderate stage. Moderate Alzheimer’s disease is characterized by increasing forgetfulness, failure to recognize friends and family, disorientation regarding time and place even in familiar locations and personality changes. Patients can exhibit the symptoms of moderate Alzheimer’s disease for several years before progressing to the severe stage. Severe Alzheimer’s disease is characterized by difficulty performing simple tasks and activities associated with daily living. Patients with severe Alzheimer’s disease require continuous care and generally do not survive for more than three years.

Preclinical Assets and Pentad Drug Discovery Technologies

In addition to our clinical-stage product candidates, we have a library of discovery or preclinical stage compounds. The most advanced of these compounds is a late-preclinical compound included in our Parkinson’s disease program, which is not currently active. We have previously been awarded three grants from The Michael J. Fox Foundation for Parkinson’s Research. Two of the grants were to test the potential of compounds with novel NNR pharmacologies to address abnormal involuntary movements, or dyskinesias, that are a side effect of a treatment commonly used to treat the motor deficits of Parkinson’s disease called levodopa. The third grant was to identify compounds that bind to specific NNRs and can be radiolabeled and used as imaging agents to better understand any relationship between those NNRs and Parkinson’s disease.

We also have sophisticated proprietary computer-based molecular design methodologies and extensive biological and chemical data for a library of diverse compounds developed and collected over more than 25 years. We refer to these technologies collectively as Pentad. In our previous drug discovery activities, we used Pentad to assess the likelihood that novel compounds will interact with various NNRs, the degree of the interaction and the potential of these compounds to be developed as drugs based on projected pharmacokinetic and pharmaceutical profiles.

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

Strategic Alliances and Collaborations

AstraZeneca AB

In December 2005, we entered into a collaborative research and license agreement with AstraZeneca AB. The agreement became effective in January 2006 and was initially focused in cognitive disorders. In March 2013, we and AstraZeneca amended the agreement. As amended, the agreement permits AstraZeneca to pursue development and commercialization of compounds that it has licensed from us in any therapeutic area.

Our agreement with AstraZeneca initially included a number of different elements, including a multi-year preclinical research collaboration that we and AstraZeneca conducted until January 2010. AZD1446 is the most advanced compound that arose from the research collaboration, and we are currently in discussions with AstraZeneca regarding the next development steps for AZD1446.

In addition, we granted to AstraZeneca under the agreement a license to develop and commercialize TC-1734. In March 2013, AstraZeneca exercised its right to terminate TC-1734 from the agreement. As a result, all rights and licenses for TC-1734 that we granted under the agreement to AstraZeneca terminate and revert to us 90 days after AstraZeneca’s action. AstraZeneca also had the right under the agreement to license TC-5619 following completion of our prior Phase 2 clinical trial in cognitive dysfunction in schizophrenia. In 2011, AstraZeneca elected not to exercise this license right.

Payment Terms. AstraZeneca has paid us a total of $88.1 million, including an initial fee, milestone and other product candidate-related payments, and research support payments, under the agreement since inception. We are eligible to receive other payments of up to $57 million, if development, regulatory and first commercial sale milestone events for AZD1446 are achieved for a specified indication under consideration for development and sales-related milestone events are then achieved for AZD1446, and up to $73 million, if development, regulatory and first commercial sale milestone events for AZD1446 are achieved for any other indication. We are also eligible to receive stepped royalties on any future AZD1446 product sales for any indication. If AZD1446 is subsequently developed under the agreement for other indications, we would also be eligible to receive payments of up to $35 million for each successive indication, if development, regulatory and first detail milestone events are achieved.

AstraZeneca’s obligation to pay royalties to us for AZD1446 and each other compound subject to the collaboration expires on a country-by-country basis on the later of expiration of our patent rights that provide exclusivity for that compound in that country or 12 years after the first commercial sale in that country of either that compound or any related compound that meets specified criteria. If AstraZeneca obtains a patent covering the composition of a compound that is derived within a specified period from a compound that is subject to the collaboration, the term of AstraZeneca’s patent would also be taken into account in determining the term of AstraZeneca’s obligation to pay royalties to us for that derived compound. The U.S. patent rights with respect to AZD1446 expire in 2028. The foreign patent rights with respect to AZD1446 that have issued and correspond to our U.S. patent rights expire in 2027. We also have pending U.S. and foreign patent applications with respect to AZD1446 that, if issued as patents, would expire in 2027. None of these years of expiration reflect any patent term extension that may be available in a particular country. It is uncertain whether any of the pending U.S. and foreign patent applications, even if issued as a patent, would be sufficient to extend our royalty term under the agreement for AZD1446 in any particular country. Royalty rates are subject to reduction under the agreement in specified circumstances, including in any country if the licensed compound is no longer subject to adequate patent protection in that country or if AstraZeneca licenses patent rights from any third party under circumstances in which the product that we license to AstraZeneca might infringe the third party’s patent rights.

Completed Preclinical Research Collaboration. The agreement provided for a preclinical research collaboration that we and AstraZeneca conducted between January 2006 and January 2010 to discover and develop additional compounds that act on the a4ß2 NNR. AstraZeneca paid us research fees based on an agreed reimbursement rate for research services rendered by us in the collaboration. AstraZeneca has exclusively licensed six of these compounds, including AZD1446, together with metabolites of these compounds and derivatives and other compounds related to these compounds that meet specified criteria.

Development and Commercialization Costs. AstraZeneca is responsible for the clinical development and commercialization of AZD1446 and any other licensed compounds that arose from the research collaboration that it elects to advance and for funding substantially all associated costs. In addition, we have received $6.2 million in payments from AstraZeneca in connection with events associated with our ongoing clinical trial of TC-1734 in mild to moderate Alzheimer’s disease. We have the option to co-promote AZD1446 and any other licensed compounds that arose from the research collaboration that are selected for advancement to specified classes of specialist physicians in the United States. If we exercise our co-promotion option, AstraZeneca is required to provide training to our sales force and compensate us for our detailing efforts following regulatory approval.

Exclusivity Rights and Restrictions. We are not permitted outside of the collaboration to develop or commercialize compounds that act on the a4ß2 NNR and meet pre-defined criteria for the treatment of Alzheimer’s disease, ADHD, cognitive dysfunction in schizophrenia or other conditions characterized by cognitive impairment, or schizophrenia. AstraZeneca was previously also subject to this restriction, but the restriction on AstraZeneca has lapsed. This restriction on us will lapse if AstraZeneca commences clinical development outside of the collaboration for a compound that acts on the a4ß2 NNR and meets pre-defined criteria.

Termination. AstraZeneca can terminate the agreement without cause upon 90 days’ notice given any time. Either we or AstraZeneca can terminate the agreement in the event of the bankruptcy or uncured material breach of the other party. However, if a breach by AstraZeneca is limited to any specific compound or specified major pharmaceutical market, we can terminate the agreement only with respect to that compound or major pharmaceutical market. If a competitor of AstraZeneca acquires control of us, AstraZeneca can terminate the agreement or specified provisions of the agreement, including our right to participate on the committee overseeing development under the agreement and our co-promotion rights.

Previous Collaboration Agreements

In December 2009, we entered into a collaboration and license agreement with AstraZeneca AB for the global development and commercialization of TC-5214 in MDD. Following completion of a Phase 3 clinical program for TC-5214 conducted under the agreement, we and AstraZeneca announced that a regulatory filing for TC-5214 as an adjunct therapy for MDD would not be pursued and we reported the discontinuation of a “switch” monotherapy trial. AstraZeneca subsequently terminated the agreement effective in May 2012. As a result of the termination, all rights and licenses for TC-5214 that we granted under the agreement to AstraZeneca terminated and reverted to us.

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

As of February 28, 2013, our patent estate included 68 patents issued in the United States, 53 patent applications pending in the United States and approximately 900 counterpart patents and patent applications in countries other than the United States. Our issued patents and pending patent applications in the United States include composition of matter coverage on a number of different structural families of compounds. The actual protection afforded by a patent varies from country to country and depends upon many factors, including the type of patent, the scope of its coverage and the availability of legal remedies in a particular country.

We consider the following United States patents that we own or license to be particularly important to the protection of our most advanced product candidates.

Product Candidate	Patent Scope	Patent Expiration

TC-5619	Composition of matter for a racemic mixture that includes TC-5619	March 2019

	Composition of matter for a family of racemic compounds that includes a racemic mixture that includes TC-5619	August 2019

	Composition of matter for a sub-family of racemic compounds that includes a racemic mixture that includes TC-5619	December 2018

	Composition of matter for salt forms of TC-5619, including the preferred salt	January 2029

	Methods of use of a racemic mixture that includes TC-5619 for treatment of symptoms of schizophrenia	February 2023

	Methods of use of a racemic mixture that includes TC-5619 for treatment of Alzheimer’s disease	February 2023

	Methods of use of a racemic mixture that includes TC-5619 for treatment of schizophrenia	November 2025

	Commercial method and composition of matter for synthetic intermediates for manufacture of TC-5619	August 2028

TC-5214	Pharmaceutical composition of TC-5214	January 2020

	Methods of use of TC-5214 (pending)	March 2033 (projected assuming issuance, patent not issued)

TC-1734 (TC-1734)	Composition of matter for TC-1734	July 2018

	Composition of matter for a family of compounds that includes TC-1734	April 2016

	Composition of matter for the preferred salt of TC-1734	August 2026

	Methods of use of a family of compounds that includes TC-1734 for treatment and prevention of central nervous system, or CNS, disorders	February 2017

	Methods of use for TC-1734 for treatment and prevention of CNS disorders	July 2018

AZD1446 (TC-6683)	Composition of matter for AZD1446	August 2028

	Composition of matter for a family of compounds that includes AZD1446	January 2028

TC-6987	Composition of matter for a family of racemic compounds that includes a racemic mixture that includes TC-6987	August 2019

	Composition of matter for a sub-family of racemic compounds that includes a racemic mixture that includes TC-6987	December 2018

In addition to these patents, for some of these product candidates, we have later-expiring patents and patent applications that cover the product candidate, its use as part of combination therapy or otherwise or its preparation. These patents, including any patents that issue from other pending applications, could provide additional protection or a longer period of protection. We also have issued patents and pending patent applications with equivalent or substantially comparable protection for our product candidates in jurisdictions internationally that we consider key pharmaceutical markets.

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

License Agreements

In addition to the agreement governing our collaboration with AstraZeneca, we consider the following license agreements to be important to our business.

University of South Florida Research Foundation

Pursuant to a license agreement with University of South Florida Research Foundation, or USFRF, we hold an exclusive worldwide license under patents and patent applications owned by USFRF to develop and commercialize TC-5214, mecamylamine hydrochloride and other specified compounds. The licensed patent rights include issued patents covering the pharmaceutical composition of TC-5214 and methods of use of each of TC-5214, the other enantiomer of mecamylamine hydrochloride and mecamylamine hydrochloride for the treatment of various disorders.

Under the license agreement with USFRF, we are obligated to pay to USFRF:

•	an annual license fee of $50,000 until we or a sublicensee files an NDA or foreign equivalent for use of a product subject to the license to treat a neuropsychiatric disease or disorder;

•	an annual fee of $20,000 to maintain our right of first refusal to acquire rights under the licensed patents and patent applications beyond the scope of our current license;

•	royalties on net sales of products subject to the license or, if less, a percentage of royalties that we receive from a sublicensee;

•	aggregate payments of up to $200,000 based on the achievement of specified regulatory milestones; and

•	10% of other amounts, including milestone payments, that we receive for a sublicense from a sublicensee, subject to increase to a higher percentage in specified circumstances.

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

University of Kentucky Research Foundation

Pursuant to a sponsored research agreement, University of Kentucky Research Foundation, or UKRF, agreed to assign its rights to inventions that resulted in patents related to TC-1734 to R.J. Reynolds Tobacco Company. These patents were subsequently assigned by R.J. Reynolds Tobacco Company to us in August 2000. Under the sponsored research agreement and a subsequent license agreement with UKRF, we are obligated to pay royalties to UKRF based on amounts received for a license to these patents from any licensee.

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

We discontinued the commercialization of Inversine, which is currently our only approved product, effective as of September 30, 2009. Inversine had been distributed by Cord Logistics, Inc., a Cardinal Health company, pursuant to an exclusive distribution agreement. We have terminated our agreement with Cord Logistics. We paid Cord Logistics $0 in 2012 and 2011 and approximately $31,000 in 2010.

Manufacturing

All of our current product candidates are compounds of low molecular weight, commonly referred to as small molecules, that can be manufactured in a simple synthetic process from readily available starting materials. We expect to continue to develop product candidates that can be produced cost-effectively by third-party contract manufacturers.

We rely and expect to continue to rely on a number of contract manufacturers to manufacture our product candidates for use in any preclinical research and to manufacture our product candidates in accordance with current good manufacturing practices, or cGMP, for use in clinical trials. We will ultimately depend on contract manufacturers for the manufacture of our products for commercial sale, as well as for process development. Contract manufacturers are subject to extensive FDA and other governmental regulation.

Competition

Our industry is subject to rapid and intense technological change. We face, and will continue to face, worldwide competition from biotechnology, biopharmaceutical and pharmaceutical companies, research institutions, government agencies and academic institutions.

We also face substantial competition from therapies designed to target NNRs. Pfizer’s product Chantix, which is known outside of the United States as Champix, acts on several NNR subtypes as well as other molecular targets in the body. Chantix is approved as an aid for smoking cessation. In addition, we believe that several prominent pharmaceutical companies have product candidates that target NNRs in development, including Abbott Laboratories, Bristol-Myers Squibb, Novartis, EnVivo Pharmaceuticals, Galantos Pharma, Upsher Smith, Psychogenics, Asmacure, Bionomics, Aniona, Savant HWP and Neuroderm. We expect that we will face increased competition in the future if therapies that target NNRs are further validated and if companies initiate or expand programs focused on NNRs or otherwise pursue the development and commercialization of therapeutics for diseases and disorders that we target, whether independently or by alliance, collaboration or acquisition.

In addition, there are several pharmaceutical companies in the United States and globally that currently market and sell drugs for indications that we are targeting. We believe that the primary competitive products for use in indications that we are currently targeting with our most advanced product candidates include:

•

for overactive bladder, anticholinergics such as Vesicare from Astellas Pharma, Detrol LA from Pfizer/Almirall, Enablex from Warner Chilcott/Bayer, Toviaz from Pfizer, Sanctura XR from Allergan and Ditropan XL from Ortho-McNeil Pharma, beta3-adrenergic receptor agonists such as Mybretiq from Astellas Pharma, and the botulinum toxin Botox from Allergan; and

•

for mild to moderate Alzheimer’s disease, acetylcholinesterase inhibitors such as Aricept from Pfizer/Eisai, Razadyne from Johnson & Johnson and Exelon from Novartis; Aricept is also indicated for severe Alzheimer’s disease and Namenda from Forest Laboratories, which acts by regulating the neurotransmitter glutamate, is indicated for moderate to severe Alzheimer’s disease.

There is currently no product approved in the United States, Europe or, to our knowledge, elsewhere specifically for the treatment of negative symptoms of schizophrenia or cognitive dysfunction in schizophrenia. There are however multiple third-party product candidates currently in clinical development, including modulators of the a7 NNR, targeting these areas.

Many of the products noted above have well-known brand names, are distributed by large pharmaceutical companies with substantial resources, have achieved widespread acceptance among physicians and patients and are or may become available in lower priced generic form. Furthermore, pharmaceutical, biopharmaceutical and biotechnology companies are currently developing additional treatments for the indications that we are targeting that may be approved for marketing and sale prior to any approval of our product candidates.

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

Regulatory Matters

Government Regulation and Product Approval

Government authorities in the United States, at the federal, state and local level, and in other countries extensively regulate, among other things, the research, development, testing, manufacture, quality control, approval, labeling, packaging, storage, recordkeeping, promotion, advertising, distribution, marketing and export and import of drugs such as our product candidates. Our product candidates must be approved by the FDA through the NDA process before they may be legally marketed in the United States.

U.S. Drug Development Process

In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act, or FDCA, and implementing regulations. The process of obtaining regulatory approvals and complying with applicable federal, state, local and foreign laws and regulations require the expenditure of substantial time and financial resources. Failure to comply with United States requirements at any time during the product development process, the approval process or after approval may subject a company to administrative or judicial sanctions. These sanctions could include the FDA’s refusal to approve pending applications, withdrawal of an approval, a clinical hold, warning letters, product recalls, product seizures, total or partial suspension of production or distribution injunctions, fines, refusals of government contracts, restitution, disgorgement, or civil or criminal penalties.

The process required by the FDA before a drug may be marketed in the United States generally involves the following:

•	completion of preclinical laboratory tests, animal studies and formulation studies conducted in accordance with good laboratory practices and other applicable regulations;

•	submission to the FDA of an IND, which must become effective before human clinical trials may begin;

•

performance of adequate and well-controlled human clinical trials conducted in accordance with regulations and guidelines establishing good clinical practices to establish the safety and efficacy of the drug for its intended use;

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

The testing and approval processes require substantial time, effort and financial resources.

Once a drug is identified for development it enters the preclinical testing stage. Preclinical tests include laboratory evaluations of chemistry, toxicity and formulation, as well as animal studies to assess the characteristics and potential effects of the drug. The results of preclinical testing are submitted to the FDA, along with other information about drug chemistry, manufacturing and controls and a proposed clinical trial protocol, as part of an IND. Long-term preclinical tests, such as animal tests of reproductive toxicity and the ability or tendency to produce cancer, may continue after the IND is submitted. The IND becomes effective 30 days after receipt by the FDA, unless within the 30-day time period the FDA places the subject clinical trial on a clinical hold. In such a case, the company responsible for the clinical trial (the sponsor) and the FDA must resolve any outstanding concerns before the clinical trial can begin. Clinical holds also may be imposed by the FDA at any time before or during studies due to safety concerns or non-compliance with applicable law or regulation.

All clinical trials must be conducted under the supervision of one or more qualified investigators in accordance with regulations and guidelines establishing good clinical practice. These regulations include the requirement that all research subjects provide informed consent. Further, an institutional review board, or IRB, for each institution participating in a clinical trial must review and approve the plan for the clinical trial before it commences at the institution. An IRB considers, among other things, whether the risks to individuals participating in the trials are minimized and reasonable in relation to the anticipated benefits. The IRB also approves the information regarding the trial and the consent form that must be provided to each trial subject or his or her legal representative and monitors the study until completed. An IRB may impose conditions to the initiation or continued conduct of trial at the institution for which the IRB is responsible.

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

Progress reports detailing the results of clinical trials must be submitted at least annually to the FDA and safety reports must be submitted to the FDA and the investigators for serious and unexpected adverse events. Any clinical trial, whether Phase 1, Phase 2 or Phase 3, may fail to be completed successfully within any specified period, or at all. The FDA or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the trial participants are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug under investigation has been associated with unexpected serious harm to patients.

During the development of a new drug, companies have opportunities to meet with the FDA at certain times, typically prior to submission of an IND, after Phase 2 development and before an NDA is submitted. Meetings at other times may also be requested. These meetings provide an opportunity for the company developing the drug to share information about the data gathered to date, for the FDA to provide advice, and for the company and the FDA to reach agreement on the next phase of development. Companies sometimes use the end-of-Phase 2 meeting to discuss their Phase 2 clinical trial results and present their plans for the pivotal clinical trials that they believe will support marketing approval.

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

If a drug is intended to treat a serious or life threatening condition for which there is an unmet medical need, a company may request that the FDA consider the drug for a fast track development program at the time of submitting its IND or at any time prior to receiving marketing approval. The fast track program is designed to facilitate the development and expedite the review of drugs for the treatment of specific conditions.

The Food and Drug Administration Safety and Innovation Act, which was enacted in 2012, enables a sponsor to request that a drug be designated as a breakthrough therapy. Breakthrough therapy designation is intended to expedite the development and review of drugs for serious or life-threatening conditions. The request is submitted concurrently with or as an amendment to an IND. The request must include supporting information, including the basis for considering the drug as intended to treat a serious condition and a summary of the preliminary clinical evidence that the drug may demonstrate substantial improvement over available therapies. A sponsor must describe the preliminary clinical evidence, including, for example, justification for the clinical study endpoint used and a brief description of statistical analyses. The FDA will make a determination whether or not to grant the request within 60 days after receipt of the submission. The FDA is in the process of developing guidance related to the designation of breakthrough therapies.

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

In addition, under the Pediatric Research Equity Act, or PREA, an NDA or supplement to an NDA must contain data to assess the safety and effectiveness of the drug for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the drug is safe and effective. The FDA may grant a deferral for submission of data or a full or partial waiver. Unless otherwise required by regulation, PREA does not apply to any drug for an indication for which orphan designation, as described below, has been granted.

The FDA reviews all NDAs submitted to ensure that they are sufficiently complete for substantive review before it accepts them for filing. The FDA has 60 days from its receipt of an NDA to determine if it will accept the submission for a substantive review, which is referred to as filing the NDA or as accepting the NDA for filing. The FDA may request additional information rather than file an NDA. In this event, the NDA must be resubmitted with the additional information. The resubmitted application also is subject to review before the FDA accepts it for filing. The FDA may refuse to file the NDA. If the submission is accepted for filing, the FDA begins an in-depth substantive review to determine, among other things, whether a product is safe and effective for its intended use and whether its manufacturing is cGMP-compliant to assure and preserve the product’s identity, strength, quality and purity. In that regard, the FDA will inspect the facility or facilities where the product is manufactured before approving an NDA.

Under current performance goals, the FDA has either six or 10 months from the date of its acceptance of an NDA for filing to review and act on the NDA, depending upon whether the NDA is classified by the FDA as eligible for priority (six months) or standard (10 months) review. The review process may be extended by the FDA for an additional three-month period to consider certain information or clarification regarding information already provided in the submission. The FDA may also refer NDAs for novel drug products or for drug products that present difficult questions of safety or efficacy to an advisory committee for review, evaluation and a recommendation as to whether the NDA should be approved. Advisory committees are typically comprised of clinicians and other experts in the relevant area. The FDA is not bound by the recommendation of an advisory committee, but often follows the recommendation.

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

If a drug is the subject of an approved NDA, it may become a listed drug that can, in turn, be cited by potential competitors in support of approval of an abbreviated new drug application, or ANDA. An ANDA provides for marketing of a drug product that is therapeutically equivalent to a marketed listed drug. This means, among other things, that it has the same active ingredient(s), route of administration, dosage form and strength, as well as the same labeling, with certain exceptions, and that the labeling must prescribe conditions of use that have been previously approved for the listed drug. If the generic drug product has a different route of administration, dosage form, or strength, the FDA must grant a suitability petition approving the difference(s) from the listed drug before the ANDA may be filed. The ANDA must also contain data and information demonstrating that the generic drug product is bioequivalent to the listed drug or, if the application is submitted pursuant to an approved suitability petition, information to show that the listed drug and the generic drug product can be expected to have the same therapeutic effect as the listed drug when administered to patients for a proposed condition of use. There is generally no requirement, other than the requirement for evidence of bioequivalence, for an ANDA applicant to conduct or submit results of preclinical tests or clinical trials to establish the safety or efficacy of its generic drug product. Drugs approved in this way are commonly referred to as generic equivalents to the listed drug, are listed as such by the FDA and can typically be substituted by pharmacists under prescriptions written for the original listed drug.

Marketing Exclusivity

Market exclusivity provisions under the FDCA also can delay the submission or the approval of certain applications. The FDCA provides a five-year period of non-patent marketing exclusivity within the United States to the first applicant to gain approval of an NDA for a new chemical entity. A drug is a new chemical entity if the FDA has not previously approved any other drug containing the same active moiety, which is generally the molecule or ion responsible for the action of the drug. During the exclusivity period, the FDA may not accept for review an ANDA or an NDA under Section 505(b)(2) of the FDCA submitted by another company for another version of such drug where the applicant does not own or have a legal right of reference to all the data required for approval. However, an application may be submitted after four years if it contains a certification that the listed patents for the approved drug are invalid or not infringed. The FDCA also provides three years of marketing exclusivity for an NDA, Section 505(b)(2) NDA or supplement to an existing NDA if new clinical investigations, other than bioavailability studies, conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application. This may include, for example, new indications for, or new dosages or strengths of, an existing drug. This three-year exclusivity covers only the conditions associated with the new clinical investigations and does not prohibit the FDA from approving ANDAs for drugs containing the original active agent. Five-year and three-year exclusivity will not delay the submission or approval of a full NDA; however, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to all of the preclinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and effectiveness.

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

Orphan Drug Designation

Under the Orphan Drug Act, the FDA may grant orphan drug designation to a drug intended to treat a rare disease or condition, which is generally a disease or condition that either affects fewer than 200,000 individuals in the United States or affects more than 200,000 individuals in the United States but for which there is no reasonable expectation that the cost of developing and making available in the United States a drug for the disease or condition will be recovered from sales in the United States for that drug. Orphan drug designation must be requested before submitting an NDA. After the FDA grants orphan drug designation, the identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

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

Post-Approval Requirements

Once an approval is granted, the FDA may withdraw the approval if compliance with regulatory standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product may result in restrictions on the product or even complete withdrawal of the product from the market. After approval, some types of changes to the approved product, such as adding new indications, manufacturing changes and additional labeling claims, are subject to further FDA review and approval. Drug manufacturers and other entities involved in the manufacture and distribution of approved drugs are required to register their establishments with the FDA and applicable state agencies and are subject to periodic unannounced inspections for compliance with cGMP and other laws and regulations.

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

Foreign Regulation

In addition to regulations in the United States, we are subject to a variety of foreign regulations governing clinical trials of our product candidates and commercial sales and distribution of any products. Whether or not we obtain FDA approval for a product candidate or product, we must obtain approval by the comparable regulatory authorities of foreign countries, or of economic areas such as the European Union, before we can commence clinical trials of the product candidate or marketing of the product in those countries or areas. The approval process and requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary greatly from place to place, and the time required may be longer or shorter than the time required for FDA approval.

Under European Union regulatory systems, we may submit marketing authorization applications either under a centralized or a decentralized procedure. The centralized procedure, which provides for the grant of a single marketing authorization that is valid for all European Union member states, is compulsory for medicines produced by biotechnology or intended to treat AIDS, cancer, neurodegenerative disorders or diabetes and optional for medicines that are highly innovative. For drugs without approval in any member state, the decentralized procedure provides for approval by one or more other, or concerned, member states of an assessment of an application performed by one member state, which is known as the reference member state. Under this procedure, an applicant submits an application, or dossier, and related materials (including a draft summary of product characteristics, draft labeling and package leaflet) to the reference member state and concerned member states. The reference member state prepares a draft assessment and drafts of the related materials within 120 days after receipt of a valid application. Within 90 days of receiving the reference member state’s assessment report, each concerned member state must decide whether to approve the assessment report and related materials. If a member state cannot approve the assessment report and related materials on the grounds of potential serious risk to public health, any disputed issues may eventually be referred to the European Commission and the decision of the European Commission would be binding on all member states.

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

Reimbursement

Sales of pharmaceutical products depend in significant part on the availability of third-party reimbursement. Third-party payors include government health programs such as Medicare and Medicaid, managed care providers, private health insurers and other organizations. These third-party payors are increasingly challenging the price and examining the cost-effectiveness of medical products and services, including prescription drugs. In addition, significant uncertainty exists as to the reimbursement status of newly approved prescription drugs and other healthcare products. We may need to conduct expensive pharmacoeconomic studies in order to demonstrate the cost-effectiveness of any of our products that is successfully developed and approved. Our product candidates may not be considered cost-effective. It is time consuming and expensive to seek reimbursement from third-party payors. Reimbursement may not be available or sufficient to allow the sale of any of our products that is successfully developed and approved on a competitive and profitable basis.

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

The Patient Protection and Affordable Care Act, or the ACA, as amended by the Health Care and Education Affordability Reconciliation Act of 2010, is expected to have a significant impact on the health care industry. The ACA is expected to expand coverage for the uninsured while at the same time containing overall healthcare costs. Among other things, the ACA is expected to expand and increase industry rebates for drugs covered under Medicaid programs and make changes to the coverage requirements under the Medicare Part D program. We cannot predict the impact of the ACA on pharmaceutical companies because many of the ACA’s reforms require the promulgation of detailed regulations to implement the statutory provisions, which has not yet occurred. In addition, although the United States Supreme Court has upheld the constitutionality of most of the ACA, some states have indicated that they intend not to implement certain sections of the ACA and some members of the U.S. Congress are still working to repeal the ACA. These challenges add to the uncertainty of the effects of the ACA.

The Physician Payment Sunshine Act, or Sunshine Act, which was enacted as part of ACA, requires covered manufacturers of drugs covered under Medicare, Medicaid or the Children’s Health Insurance Program to report annually to the Secretary of the Department of Health and Human Services payments or other transfers of value made by that entity, or by a third party as directed by that entity, to physicians and teaching hospitals, or to third parties on behalf of physicians or teaching hospitals, during the course of the preceding calendar year. The final rule implementing the Sunshine Act, published on February 8, 2013, requires data collection on payments to begin on August 1, 2013. Failure to submit required information may result in civil monetary penalties of up to $150,000 per year (up to $1 million per year for “knowing failures”) for all payments, transfers of value or ownership or investment interests not reported in an annual submission.

If not preempted by the ACA, several states require pharmaceutical manufacturers to report expenses relating to the marketing and promotion of pharmaceutical products and to report gifts and payments to individual physicians in the states. Other states prohibit providing various other marketing related activities. Still other states require the posting of information relating to clinical studies and their outcomes. In addition, some states, such as California, Nevada and Massachusetts, require pharmaceutical manufacturers to implement compliance programs or marketing codes. Currently, several additional states are considering similar proposals. Compliance with these laws is difficult and time consuming, and companies that do not comply with these state laws face civil penalties.

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

Employees

As of February 28, 2013, we had 40 full-time employees and one part-time employee. Our management believes that relations with our employees are good. None of our employees is represented under a collective bargaining agreement.

Our Corporate Information

We were incorporated in Delaware in 1997 as a wholly owned subsidiary of R.J. Reynolds Tobacco Company. In August 2000, we became an independent company when we issued and sold stock to venture capital investors. Our principal executive offices are located at 100 North Main Street, Suite 1510, Winston-Salem, North Carolina 27101 and our telephone number is (336) 480-2100.

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

We were incorporated in 1997 and operated as a wholly owned subsidiary of R.J. Reynolds Tobacco Company until August 2000. As of December 31, 2012, we had an accumulated deficit of $233.9 million. We had net loss of $7.0 million and $8.5 million for the years ended December 31, 2012 and 2011, respectively, and net income of $10.9 million for the year ended December 31, 2010. Our net income for 2010 was due primarily to the recognition into revenue of a portion of the upfront payment that we received under our now terminated agreement with AstraZeneca for major depressive disorder, or MDD that we entered into in December 2009. Our losses for other periods have historically resulted principally from costs incurred in connection with our research and development activities, including clinical trials, and from general and administrative expenses associated with our operations. We may incur losses for future periods as our product candidates advance into later-stage development and as we progress our programs and invest in additional product opportunities. As a result, we will need to generate significant revenues to achieve profitability in the future or, if we do achieve profitability for any particular period, to sustain or grow our profitability on a quarterly or annual basis.

We derived a substantial portion of our revenue for 2012, 2011 and 2010 from our strategic alliances and collaborations. We expect that a substantial portion of our operating cash flow in the next few years will depend on the following:

•	the scope, progress, duration, results and cost of clinical trials, as well as non-clinical studies and assessments, of our product candidates and programs;

•

whether we establish additional strategic alliances, collaborations or licensing or other comparable arrangements, or whether we pursue and complete any merger, acquisition or other significant corporate transaction, and, if we do, the associated terms in each case; and

•	whether and to what extent milestone events are achieved for AZD1446 under our collaboration agreement with AstraZeneca.

Sources that have contributed to our revenue for any particular year may not continue. For example, we received $245 million in aggregate payments under two collaborations with global pharmaceutical companies that are now terminated and no longer sources of future revenue. Additionally, we do not currently have any source of product revenue.

If we are unable to develop and commercialize one or more of our product candidates, if development is delayed or if revenue from sales of any product candidate that receives marketing approval is insufficient, we may not achieve profitability in the future. Even if we are profitable for any particular period, we may not be able to sustain or grow our profitability on a quarterly or annual basis.

Our failure to obtain additional capital when needed could force us to delay, reduce or eliminate our product development programs or future commercialization efforts.

Successful drug development and commercialization requires significant amounts of capital. It is foreseeable that we will in the future require substantial additional capital in order to continue to conduct the development and regulatory activities necessary to bring our product candidates to market (or, where applicable for a particular product candidate, to the stage of development when a potential future collaborator of ours may assume responsibility under the terms of the applicable agreement for funding further development and subsequent commercialization) and potentially to establish sales and marketing capabilities. Our future capital requirements are difficult to forecast and will depend on many factors, including:

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

•	whether and to what extent milestone events are achieved for AZD1446 under our collaboration agreement with AstraZeneca;

•

the extent to which we retain development or commercialization rights or responsibilities for our product candidates and incur associated development costs, manufacturing costs or costs to establish sales and marketing functions;

•	the number and characteristics of product candidates that we pursue and programs that we conduct;

•	the costs to satisfy our obligations under potential future alliances and collaborations;

•	the costs of preparing, filing and prosecuting patent applications and maintaining, enforcing and defending patents and other intellectual property rights;

•	the costs of manufacturing-related services for our product candidates in development;

•	the costs, timing and outcomes of regulatory reviews or other regulatory actions;

•	the timing, receipt and amount of sales or royalties, if any, from our potential products;

•	the extent of our general and administrative expenses; and

•	the rate of technological advancements for the indications that we target.

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

We plan to continue, whether alone, with AstraZeneca where applicable or with potential future collaborators, to advance our product candidates through the development process. We currently expect that our existing capital resources will enable us to fund our operations through at least the end of 2015. However, our operating plan may change as a result of many factors, including those described above, and we may need additional funds sooner than planned to meet operational needs and capital requirements for product development and commercialization. Our ability to raise additional funds if and when needed on terms that are acceptable to us, or at all, is uncertain. If adequate funds are not available on a timely basis, we may:

•	terminate, delay or downsize clinical trials or manufacturing or other development activities for one or more of our product candidates;

•	delay establishment of any sales and marketing capabilities or other activities that may be necessary to commercialize our product candidates; or

•	scale back or eliminate programs that are designed to expand our product pipeline.

Risks Related to the Development and Regulatory Approval of Our Product Candidates

Our success depends substantially on our most advanced product candidates, which are still under development. If we are unable to bring one or more of these product candidates to market, or experience significant delays in doing so, our ability to generate product or royalty revenue and our likelihood of success will be harmed.

Our ability to generate product or royalty revenue over the next few years will depend substantially on the successful development and commercialization of our clinical-stage product candidates, including in particular TC-5619, TC-5214 and TC-1734 (which are all currently in Phase 2b clinical development).

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

If the favorable findings in our completed Phase 2 clinical trial of TC-5619 in schizophrenia patients are not replicated in our ongoing Phase 2b clinical trial in negative symptoms and cognitive dysfunction in schizophrenia or in any future clinical trials of TC-5619, we will not obtain the regulatory approvals required to market and sell TC-5619.

Favorable results in earlier-stage clinical trials of a product candidate may not be replicated in later clinical trials that involve different numbers of subjects, different dosing regimens and durations, different subject populations, different geographical locations, different outcome measures or other differences in design or execution. There are various differences between our completed Phase 2 clinical trial of TC-5619 in cognitive dysfunction in schizophrenia and our ongoing Phase 2b clinical trial of TC-5619 in negative symptoms and cognitive dysfunction in schizophrenia. In particular, the Scale for the Assessment of Negative Symptoms, or SANS, was a secondary outcome measure that TC-5619 met in the completed trial. Our ongoing trial utilizes SANS as the primary outcome measure and, unlike the completed trial, permits only subjects who meet specified criteria for negative symptoms of schizophrenia to be enrolled. In addition, subjects who received TC-5619 in our completed trial received three different daily doses over a 12-week dosing period (1mg, 5mg and 25mg), and the completed trial was not designed to establish statistically the specific dosage at which TC-5619 had positive effects. Subjects in the ongoing trial who receive TC-5619 receive a fixed daily dose of 5mg or 50mg throughout a 24-week dosing period. Although we were guided by data from the completed trial and earlier studies in selecting the dosages of TC-5619 to be evaluated in our ongoing trial, we cannot be certain that the optimum dosage was selected. Also, our ongoing trial involves a larger number of subjects than the completed trial did. Moreover, with regard to cognitive dysfunction in schizophrenia, in the completed trial, TC-5619 met the protocol criteria for a positive result on the Groton Maze Learning task, the trial’s primary outcome measure and one part of the CogState Schizophrenia Battery, or CSB. However, TC-5619 did not demonstrate a drug effect on all of the completed trial’s efficacy outcome measures, including the CSB composite score, or on all measurement dates. The ongoing trial utilizes the CSB composite score, rather than the Groton Maze Learning task, as an identified key secondary outcome measure. It is possible that these or other differences between our completed Phase 2 clinical trial and our ongoing Phase 2b clinical trial of TC-5619 will impact the likelihood that the favorable findings in the completed trial will be replicated in the ongoing trial. If the favorable findings in the completed trial are not replicated in the ongoing trial or in any future trials of TC-5619 in schizophrenia patients that we conduct, we will not obtain the regulatory approval required to market and sell TC-5619 as a treatment for either or both of negative symptoms of schizophrenia or cognitive dysfunction in schizophrenia.

The clinical trial designs and endpoints that will be required to obtain regulatory approval of a drug to treat negative symptoms of schizophrenia or cognitive dysfunction in schizophrenia are uncertain, and we may never receive the regulatory approvals required to market and sell TC-5619 as a treatment for either of these indications.

There is currently no product approved in the United States, Europe or, to our knowledge, elsewhere specifically for the treatment of negative symptoms of schizophrenia or cognitive dysfunction in schizophrenia. Accordingly, there is not a well-established development path that, with positive outcomes in clinical trials, would be reasonably assured of receiving regulatory approval for TC-5619 in either of these indications. In particular, if our ongoing Phase 2b clinical trial of TC-5619 demonstrates favorable results in the treatment of either or both of negative symptoms of schizophrenia and cognitive dysfunction in schizophrenia and we subsequently conduct later-stage trials of TC-5619, the U.S. Food and Drug Administration, or FDA, or any foreign regulatory authority may determine that the designs or endpoints of our trials are not acceptable to establish the safety and efficacy of TC-5619 for the applicable indication or to support the approval required to market and sell TC-5619, even if the outcomes from the trials are positive.

Replicating the favorable findings from our completed Phase 2 clinical trial of TC-5619 in cognitive dysfunction in schizophrenia may not be sufficient to obtain the regulatory approvals required to market and sell TC-5619, or regulatory approvals may be limited in a manner that adversely affects the commercial potential of TC-5619.

As discussed above, in our completed Phase 2 trial in cognitive dysfunction in schizophrenia, TC-5619 met the protocol criteria for a positive result on the Groton Maze Learning task, the trial’s primary outcome measure, but did not demonstrate a drug effect on the composite score on the CSB. We believe it is unlikely that replicating a positive result on the Groton Maze Learning task alone in our ongoing Phase 2b clinical trial of TC-5619 and in any later-stage clinical trials that we conduct in the future would be acceptable to support approval from the FDA or foreign regulatory authorities to market and sell TC-5619 to treat cognitive dysfunction in schizophrenia.

In addition, the favorable findings in our completed trial of TC-5619 were driven substantially by outcomes at sites in the United States, as opposed to India, and by subjects who used tobacco, as TC-5619 did not demonstrate an effect in subjects who did not use tobacco. These differences, if replicated in any clinical trials that we conduct that are designed to support regulatory approval of TC-5619 as a treatment for either or both of negative symptoms of schizophrenia and cognitive dysfunction in schizophrenia, could have a negative impact on the likelihood of the FDA or foreign regulatory authorities granting approval to market and sell TC-5619 as a treatment for the applicable indication. Moreover, if the favorable findings in any clinical trials that we conduct that are designed to support regulatory approval are limited to subjects who use tobacco, the FDA or foreign regulatory authorities could limit the patient population for which TC-5619 is approved to tobacco users. Although it is believed that a substantial majority of schizophrenic patients use tobacco, if the patient population for which TC-5619 is approved were to be limited to tobacco users, the commercial potential of TC-5619 could be materially and adversely affected.

We may choose to pursue only one of negative symptoms of schizophrenia or cognitive dysfunction in schizophrenia in any future clinical trials of TC-5619, which could limit the commercial potential of TC-5619.

Based on feedback that we have received from the FDA, three co-primary endpoints—one assessing negative symptoms, one assessing cognitive dysfunction and one assessing global function—in each of at least two clinical trials may be required to support approval of TC-5619 for both negative symptoms of schizophrenia and cognitive dysfunction in schizophrenia. It is difficult for any investigational drug to show statistically significant effects on three co-primary endpoints in the same clinical trial. Accordingly, it is likely that we would design any Phase 3 clinical program to support approval for either negative symptoms of schizophrenia or cognitive dysfunction in schizophrenia, depending on the particular outcomes from our ongoing Phase 2b clinical trial, but not both, which could limit the commercial potential of TC-5619.

TC-5214 has not yet been studied in clinical trials in overactive bladder, and our previous findings from nonclinical studies and assessments and clinical trials in a different indication may not be predictive of a benefit for TC-5214 as a treatment for overactive bladder. If our planned and any future clinical trials of TC-5214 in overactive bladder are not successful, we will not obtain the regulatory approvals required to market and sell TC-5214.

We are developing TC-5214 as a treatment for overactive bladder. Our decision to conduct this development was based primarily on various findings from nonclinical studies and assessments of TC-5214 and clinical trials of TC-5214 in a different indication that we believe indicate potential benefits of TC-5214 as an overactive bladder therapy. We have not yet conducted any clinical trials of TC-5214 in patients with overactive bladder, and our previous findings may not be predictive of clinical success in this patient population. If our planned and any future clinical trials of TC-5214 in overactive bladder are not successful, we will not obtain the regulatory approvals required to market and sell TC-5214 as a treatment for overactive bladder.

If we are unable to complete the development program for TC-5214 and submit a new drug application to the FDA on or before September 30, 2017 or if other statutory conditions are not met, TC-5214 may not receive the five-year exclusivity period provided by applicable law, in which case our ability to exclude third parties from themselves marketing TC-5214 in the United States would be substantially dependent on patents after three years.

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

TC-5214 is one of two enantiomers of a racemate previously marketed in the United States. Enantiomers are mirror images of each other that have the same chemical but potentially different biological properties, and a racemate is a chemical mixture comprised of two corresponding enantiomers. Under Section 505(u) of the FDCA as currently in effect, an NDA applicant may, if certain conditions are met, elect that a single enantiomer of a previously approved racemate not be considered the same active ingredient as the racemate and thereby preserve potential eligibility for the single enantiomer as a new chemical entity. The election may only be made for an NDA submitted on or before September 30, 2017, when the statutory provision that permits the election is scheduled to expire unless it is re-authorized by the U.S. Congress. It is uncertain whether the statutory provision will be re-authorized. If for any reason we are unable to submit an NDA for TC-5214 on or before September 30, 2017, or if other statutory conditions are not met, and the statutory provision is not reauthorized, TC-5214 will not receive the five-year exclusivity period and will be limited to a three-year exclusivity period that is provided by the FDCA for certain applications. In that case, we would be substantially reliant on patent protection to provide an extended term of exclusivity in the United States. Like any patent, the patents that we own or license covering TC-5214 and those that may issue in the future are subject to potentially being challenged, invalidated, rendered unenforceable or circumvented, any of which could limit our ability to stop third parties from marketing TC-5214 or related products themselves. If we are unable to enforce or defend patents that cover TC-5214 that we own or license and cannot stop third parties from marketing TC-5214 or related products themselves, any future commercialization of TC-5214 would be materially and adversely affected and our business would suffer.

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

A Phase 1 clinical trial program typically takes several months to complete, a Phase 2 clinical trial program typically takes several months to two years to complete and a Phase 3 clinical trial program typically takes one to four years to complete. Moreover, Phase 3 clinical trials may not follow successful completion of Phase 2 clinical trials directly, as additional non-clinical assessments or clinical trials may first be required. Industry sources have reported that the preparation and submission of an NDA, which is required for regulatory approval in the United States, generally takes six months to one year to complete after completion of pivotal clinical trials. However, additional clinical trials may be required by the FDA or foreign regulatory authorities following completion of pivotal clinical trials and prior to seeking approval. Precise estimates vary, but a great majority of investigational drugs that enter clinical trials will never be approved by the FDA for commercial sale.

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

•

the FDA (or any advisory committee on which the FDA relies) may interpret results of clinical trials or manufacturing or other non-clinical studies or assessments to indicate that the product candidate is not safe, effective or acceptable for commercial use, even if we interpret the same results differently; or

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

To obtain the requisite regulatory approvals to market and sell any of our product candidates, we must demonstrate, through extensive preclinical studies and clinical trials, that the product candidate is safe and effective in humans. The number of clinical trials required to obtain approval varies depending on the particular product candidate, the disease or condition for which it is in development and the regulations applicable to it. Preclinical studies and clinical trials are lengthy and expensive, difficult to design and implement and subject to a historically high rate of failure. The development of each of our product candidates involves significant risks at each stage of testing. A failure of one or more clinical trials of any of our product candidates could occur at any stage of testing. For example, TC-5214 did not achieve the primary endpoint in multiple Phase 3 clinical trials in major depressive disorder completed in 2011 and 2012. If we experience failures in our ongoing or future clinical trials, or if we are not able to design clinical trials to establish the safety and efficacy of our product candidates and otherwise achieve the objectives of the trials, our product candidates may never be approved for sale or become commercially available.

We may not be able to obtain authority or approval from the FDA, applicable foreign regulatory authorities or the institutional review boards at our intended investigational sites to commence or complete our clinical trials. Before a clinical trial may commence in the United States, we must submit an IND containing preclinical studies, chemistry, manufacturing, control and other information and a study protocol to the FDA. If the FDA does not object within 30 days after submission of the IND, then the trial may commence. If a clinical trial is commenced, we, the FDA, applicable foreign regulatory authorities and institutional review boards may delay, suspend or terminate clinical trials of a product candidate at any time if, among other reasons, we or they believe the subjects participating in the clinical trials are being exposed to unacceptable health risks or for other reasons.

If we do not prove in clinical trials that our product candidates are safe and effective, we will not obtain marketing approvals from the FDA or applicable foreign regulatory authorities. In particular, one or more of our product candidates may not exhibit the expected medical benefits in humans, may cause harmful side effects or may have other unexpected characteristics that preclude regulatory approval for any or all indications of use or limit commercial use if approved.

Our product candidates target diseases or disorders that are not well understood. For example, there is only limited scientific understanding of the causes of negative symptoms of schizophrenia, cognitive dysfunction in schizophrenia, overactive bladder and Alzheimer’s disease. In addition, there are no approved drugs that target NNRs to treat these diseases and disorders, and there is only limited scientific understanding of the relationships between these diseases and disorders and the neurological pathways targeted by our product candidates. These uncertainties increase the risk that one or more of our clinical trials will not be successful.

If clinical trials for any of our product candidates are prolonged or delayed, we would experience a delay in the commercialization of the affected product candidates, which may require us to incur additional costs and delay our receipt of any revenue from potential product sales.

We cannot predict whether we will encounter problems with any ongoing or planned clinical trials of our product candidates that will cause us or any regulatory authority to delay or suspend those clinical trials or delay the analysis of data derived from them. A number of events, including those described below, could delay the initiation or completion of any ongoing or planned clinical trial of any of our product candidates or otherwise negatively impact our ability to obtain regulatory approval for, and to market and sell, the product candidate:

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

Clinical trials require sufficient subject enrollment, which is a function of many factors—including the size of the patient population, the extent to which other clinical trials are being conducted concurrently that involve the same patient population, the number of participating clinical sites, the proximity of subjects to clinical sites, the nature of the trial protocol, the availability of effective treatments for the relevant disease, the eligibility criteria for the clinical trial and the emphasis placed on ensuring a rigorous adherence to the eligibility criteria. Delays in subject enrollment can result in increased costs and longer development times. The failure to enroll subjects in a clinical trial could delay the completion of the clinical trial beyond our current expectations. For example, we have experienced enrollment delays in our ongoing Phase 2b studies of TC-5619 in negative symptoms and cognitive dysfunction in schizophrenia and TC-1734 in mild to moderate Alzheimer’s disease that delayed our projected completion dates for the studies.

In addition, the FDA or foreign regulatory authorities could require us to conduct clinical trials for any of our product candidates with a larger number of subjects than we project. We may not be able to enroll a sufficient number of subjects in a timely or cost-effective manner. Furthermore, enrolled subjects may drop out of clinical trials, which could impair the validity or statistical analysis of those clinical trials.

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

The FDA or foreign regulatory authorities may require more preclinical or clinical data for any of our product candidates or more time to evaluate data than we currently anticipate because drugs that act on NNRs are not a well-established class of drugs, because nicotine, which interacts with all nicotinic receptors, has addictive properties and potential for abuse, because of experiences with drugs that act on NNRs that are developed or marketed by third parties or for any other reason. In particular, the FDA has issued a public health advisory with regard to Pfizer’s aid to smoking cessation product, Chantix, and requires Chantix (as well as Zyban, which is GlaxoSmithKline’s aid to smoking cessation product) to include a boxed warning on its prescribing information. The warning makes prominent the risk of serious mental health events, including changes in behavior, depressed mood, hostility, agitation and suicide-related events, that have been reported in some patients attempting to quit smoking while taking these drugs. The FDA has also issued a separate safety alert reporting a higher incidence of cardiovascular events with Chantix than placebo in completed clinical trials. Chantix acts on several NNR subtypes, as well as other molecular targets in the body. All of our product candidates currently in development affect the activity of one or more NNR subtypes.

It is uncertain whether any adverse medical experiences associated with Chantix will impact the view of the FDA or foreign regulatory authorities regarding our product candidates. If the FDA or any foreign regulatory authority determines that any adverse medical experiences associated with Chantix have relevance to one or more of our product candidates or that compounds that interact with NNRs may have potential for abuse, it may require us to generate more clinical data than we currently anticipate to establish that the affected product candidate is safe or does not have abuse potential, which could increase the cost of the development program for the affected product candidate, extend the development timeline for the affected product candidate or delay our receipt of revenue from potential product sales of the affected product candidate.

Our ongoing Phase 2b clinical trial of TC-1734 in mild to moderate Alzheimer’s disease is evaluating our product candidate as compared to a commonly used marketed medication rather than placebo, which may make a positive outcome more difficult to achieve.

Our ongoing Phase 2b clinical trial of TC-1734 is designed to evaluate TC-1734 as a treatment for mild to moderate Alzheimer’s disease as compared to donepezil, the marketed medication most often prescribed for the disease. As a result, the trial will not have a positive outcome and serve as a step towards potential regulatory approval if TC-1734 does not statistically outperform donepezil, even if TC-1734 could be an effective treatment for mild to moderate Alzheimer’s disease. This requirement of superiority to donepezil may make a positive outcome comparatively less likely than if we were evaluating TC-1734 in the trial as compared to an inactive comparator (i.e., placebo). If the trial is not successful, we will never obtain regulatory approval to market and sell TC-1734 as a treatment for mild to moderate Alzheimer’s disease.

Our Special Protocol Assessment agreement with the FDA for our ongoing Phase 2b clinical trial of TC-1734 in mild to moderate Alzheimer’s disease does not guarantee regulatory approval or any particular outcome from any future regulatory review of TC-1734, even if we believe that the outcome of the trial when completed is favorable.

We have obtained a Special Protocol Assessment, or SPA, agreement with the FDA for our ongoing Phase 2b clinical trial of TC-1734 in mild to moderate Alzheimer’s disease. The purpose of an SPA is to memorialize an agreement with the FDA on the protocol design and statistical analysis for the clinical trials that will form the primary basis of an efficacy claim. Clinical trials that are designed to support a determination that a drug is safe and effective for a particular use are sometimes referred to as “pivotal” trials. Our SPA with the FDA provides that the ongoing Alzheimer’s disease trial will not alone be sufficient to support regulatory approval for TC-1734. If we submit an NDA following completion of the ongoing trial and any additional clinical trials of TC-1734 that we conduct in mild to moderate Alzheimer’s disease, the NDA may not be approved by the FDA notwithstanding our SPA, even if we believe that the data from the trials support approval.

Approval of an NDA for TC-1734 is not guaranteed because a final determination by the FDA that an agreed-upon protocol satisfies a specific objective, such as the demonstration of efficacy, or supports an approval decision will be based on a complete review of all of the data in the NDA. The FDA retains significant latitude and discretion in interpreting the terms of an SPA, the data and results from clinical trials and all other information included in the NDA. For example, the FDA may require trial design changes or additional studies if issues arise that it believes to be relevant to determining safety or efficacy, the FDA may reconsider the agreed upon scope of review based on data that subsequently becomes available and the FDA may raise concerns that arise after grant of the SPA that override it. In particular, the FDA may determine that our ongoing study of TC-1734 in mild to moderate Alzheimer’s disease, which we are conducting at sites predominantly in Eastern Europe and also in the United States, did not when completed include a sufficient number of subjects at sites in the United States to support regulatory approval to market and sell TC-1734. In addition, in previous toxicology studies of TC-1734 in male rats, testicular abnormalities were observed. These preclinical abnormalities, which were provided to the FDA prior to receiving our SPA agreement and initiating our ongoing study, were seen only in rats and not in any of the four other species studied. The findings in rats could adversely affect the likelihood that the FDA will grant approval to market and sell TC-1734, or the FDA could grant approval of TC-1734 only for a limited population of patients with mild to moderate Alzheimer’s disease or require a warning on the prescribing information that limits the overall commercial potential of TC-1734. As a result, even with an SPA, we cannot be certain that the FDA will find any particular clinical trial results acceptable to support regulatory approval to market and sell TC-1734 as a treatment for mild to moderate Alzheimer’s disease.

We have closed our laboratory operations and no longer have the capability to identify or discover internal product candidates. If development of our product candidates currently in clinical development proves to be unsuccessful, we may not be able to overcome the pipeline attrition, which would have a material adverse effect on our business.

In 2012, we completed two workforce reductions and closed our laboratory operations. Following these actions, we do not have internal discovery and research capabilities or the ability to identify and discover new internal product candidates. We have no current plan to resume discovery or research activities. If in the future we were to resume these activities, we would need to recruit additional scientific and technical personnel and obtain access to laboratory facilities. We currently have three active clinical development programs and, without internal discovery and research, we may not be able to expand our pipeline with internal candidates or at all. If our current development activities are unsuccessful and we experience attrition, our business would be materially and adversely affected, which would materially and adversely impact our stock price.

Each of our product candidates will remain subject to ongoing regulatory review even if it receives marketing approval. If we fail to comply with continuing regulations or if patients taking our products experience adverse health effects, we could lose the approval or the sale of the affected products could be suspended or otherwise adversely affected.

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

In addition, if any of our product candidates becomes an approved product, the manufacturer of the product and its facilities will continue to be subject to FDA review and periodic inspections to ensure adherence to applicable regulations. After receiving marketing approval, the manufacturing, labeling, packaging, adverse event reporting, storage, advertising, promotion and recordkeeping related to the product will remain subject to extensive regulatory requirements. We may be slow to adapt, or may never adapt, to changes in existing regulatory requirements or adoption of new regulatory requirements.

Also, although we have not received any notice that we are the subject of any FDA enforcement action, it is possible that we may be in the future and that could have a material adverse effect on our business. If we fail to comply with the requirements of the FDA and other applicable U.S. or foreign governmental or regulatory authorities or previously unknown problems with our products or product candidates, manufacturers or manufacturing processes are discovered, we could be subject to administrative or judicially imposed sanctions, including:

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

Because we have finite financial and managerial resources, we must focus on product candidates for the specific indications that we believe are the most promising. As a result, we may forego or delay pursuit of opportunities with other product candidates or other indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Furthermore, if we do not accurately evaluate the commercial potential or target market for a particular product candidate, or if we incorrectly conclude that utilizing the expertise and resources of a collaborator in the development or potential commercialization of a particular product candidate would benefit us, we may relinquish valuable rights to that product candidate through strategic alliances, collaborations or licensing or other comparable arrangements in cases in which it would have been advantageous for us to retain sole development and commercialization rights. Any of these decisions or conclusions could have a material adverse effect on our business.

Risks Related to Our Dependence on Third Parties

The successful development and commercialization of AZD1446 depends substantially on our collaboration with AstraZeneca, and AstraZeneca may decide not to conduct any further development of AZD1446.

Our collaboration agreement with AstraZeneca involves a complex allocation of rights, provides for milestone payments to us if specified development, regulatory and first commercial sale milestone events are achieved and provides us with royalty-based revenue if AZD1446 or another product candidate in the collaboration is successfully commercialized. AstraZeneca has decision-making authority for most matters under the agreement, including, provided it meets its diligence obligations, whether to proceed with further development and potential commercialization of any particular product candidate in the collaboration and, if so, for what indication(s). Under the terms of the agreement, we are not permitted to conduct development of AZD1446 (or any other product candidate in the collaboration) independently or with another collaborator. Although we are currently in discussions with AstraZeneca regarding the next development steps for AZD1446, AstraZeneca may decide not to conduct any further development of AZD1446.

AstraZeneca has significant control and we have little control over the conduct and timing of development efforts for AZD1446. If AstraZeneca fails to devote sufficient financial and other resources to the development of AZD1446, the development and potential commercialization of AZD1446 would be delayed. This would result in a delay in potential milestone payments and, if regulatory approval to market and sell AZD1446 is obtained, royalties that we could receive on any future AZD1446 product sales.

AstraZeneca has the right to terminate our collaboration agreement in its entirety upon 90 days’ notice. Termination of the agreement by AstraZeneca at any time could negatively impact our business. In particular, we would have to fund any further clinical development and commercialization of AZD1446 on our own, which could accelerate our need for additional capital, or alternatively seek another collaborator or licensee for clinical development and commercialization or abandon the development and commercialization of AZD1446.

We will depend on alliances and collaborations with third parties for the development and commercialization of some of our product candidates. If our alliances and collaborations are not successful, we may not be able to capitalize on the market potential of these product candidates.

In addition to our collaboration agreement with AstraZeneca, we intend to selectively enter into alliances and collaborations, particularly for target indications for which a potential collaborator has unique expertise or that represent large primary care markets that must be served by large sales and marketing organizations. Our ability to generate revenue from our alliances and collaborations will depend on our collaborators’ abilities to establish the safety and efficacy of our product candidates, to obtain regulatory approvals and to achieve market acceptance. Strategic alliances and collaborations involving our product candidates, including our collaboration with AstraZeneca, pose many risks to us, including:

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

•

disputes may arise between us and collaborators that result in the delay or termination of the research, development or commercialization of our product candidates, that result in costly litigation or arbitration that diverts management attention and resources or that, if resolved unfavorably to us, result in adverse financial consequences for us under the terms of the applicable agreements; and

•

alliances and collaborations may be terminated, either in their entirety or as to particular product candidates or programs, which may result in a need for a reallocation of internal funds or additional capital to pursue further development of the applicable product candidates. As examples, we previously had a collaboration agreement with AstraZeneca for the development and commercialization of TC-5214 in MDD and a product development and commercialization agreement with GlaxoSmithKline that have been terminated. In addition, in March 2013, AstraZeneca exercised its right to terminate TC-1734 from our ongoing collaboration agreement. These terminations caused us to reallocate internal resources.

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

If our contract manufacturer for TC-5214 fails to devote sufficient resources to TC-5214, or if its performance is substandard, any future clinical trials and any product introductions of TC-5214 may be delayed or there may be a shortage of supply.

We have a supply agreement with Euticals S.p.A. (as successor to Poli Industria Chimica, S.p.A.) and Interchem Corporation for the pharmaceutical development and supply of the active ingredient form of TC-5214. The agreement with Euticals and Interchem provides for us to purchase our requirements for the active ingredient form of TC-5214 exclusively from Euticals through Interchem during the term of the agreement, subject to specified conditions. Because of the exclusive supply relationship, if Euticals breaches or fails to perform as agreed under the agreement, or if the agreement terminates for any reason, there may be a delay or interruption in manufacturing of TC-5214 that leads to a shortage of supply. If circumstances give us the right to change the manufacturer for the active ingredient form of TC-5214 and we were to make the change for any reason, in addition to the risks associated with changing a contract manufacturer described below under “If the performance of our contract manufacturers or any present or future collaborator of ours with manufacturing responsibility for a particular product candidate is substandard, our clinical trials and product introductions may be delayed or there may be a shortage of commercial supply.,” we would be dependent on Euticals to effect or facilitate a successful transfer of the manufacturing technology for TC-5214 to a replacement contract manufacturer. Following any future regulatory approval of TC-5214, such a technology transfer would require review and approval by the FDA or applicable foreign regulatory authorities and would also likely require an inspection of the new manufacturer to assess compliance with current good manufacturing practices, or cGMP, mandated by the FDA or foreign regulatory authorities, both of which would be time-consuming and increase the likelihood of a delay or interruption in manufacture or a shortage of supply of TC-5214. Any delay or interruption in manufacture or shortage of supply of TC-5214 could delay or prevent the initiation or completion of clinical trials of TC-5214, the submission of applications for regulatory approvals of TC-5214 or the receipt of regulatory approvals for TC-5214, materially and adversely affect any future commercialization of TC-5214 or result in higher costs or lost product revenue.

If third parties on which we rely for clinical trials do not perform as contractually required or as we expect, we may not be able to obtain regulatory approval for or commercialize our product candidates.

We do not have the ability to independently conduct the clinical trials required to obtain regulatory approval for our product candidates. We depend on independent clinical investigators and, in many cases, contract research organizations and other third-party service providers to conduct the clinical trials of our product candidates and expect to continue to do so. We rely heavily on these parties for successful execution of our clinical trials, but we do not control many aspects of their activities. Nonetheless, we are responsible for confirming that each of our clinical trials is conducted in accordance with its general investigational plan and protocol. Moreover, the FDA and foreign regulatory authorities require us to comply with regulations and guidelines, commonly referred to as good clinical practice, or GCP, for conducting and recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the trial participants are adequately protected. Our reliance on third parties that we do not control does not relieve us of these responsibilities and requirements.

Third parties may not complete activities on schedule or may not conduct our clinical trials in accordance with regulatory requirements or the respective trial plans and protocols. These risks may be heightened for clinical trials that we conduct outside of North America and Western Europe. In particular, we have previously conducted trials of multiple product candidates at sites in India and we are conducting our ongoing Phase 2b trials of TC-5619 in negative symptoms and cognitive dysfunction in schizophrenia and TC-1734 in mild to moderate Alzheimer’s disease at sites in Eastern Europe, as well as in the United States.

Language barriers and the limited experience of some clinical investigators in Eastern Europe or other countries in conducting clinical trials in accordance with standards set forth by the FDA and applicable regulatory authorities may increase the risk of non-compliance. The failure of third parties to carry out their obligations could impair the credibility or reliability of the data generated in clinical trials of our product candidates, require a trial to be repeated and increase the overall cost of a development program, delay or prevent the development, approval and commercialization of our product candidates or result in enforcement action against us.

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

AstraZeneca has substantially all manufacturing responsibility for AZD1446 under our collaboration agreement. For each of our other product candidates, we typically rely on single third-party contract manufacturers for manufacturing in drug substance form and single third-party contract manufacturers for manufacturing in a formulation for use in clinical trials. We intend to continue to rely on third-party manufacturers (or, where applicable, AstraZeneca or other potential future collaborators) to supply, store and distribute our product candidates for our clinical trials and to manufacture commercial supplies of any product candidate that is approved for sale. Our reliance on third-party manufacturers or collaborators will expose us to risks that could delay or prevent the initiation or completion of our clinical trials, the submission of applications for regulatory approvals, the receipt of regulatory approvals or the commercialization of our products or result in higher costs or lost product revenue. In particular, any contract manufacturer or applicable collaborator of ours could:

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

In addition, any contract manufacturer could:

•	terminate or not renew its manufacturing agreement with us, based on its own business priorities, at a time that is costly or inconvenient for us; or

•	breach or fail to perform as agreed under the applicable manufacturing agreement.

We expect to rely initially on a single contract manufacturer for any product candidate that we successfully bring to market. Changing any manufacturer that we engage for a particular product or product candidate may be difficult, as the number of potential manufacturers is limited and we will have to compete with third parties for access to those manufacturing facilities. cGMP manufacturing processes and procedures typically must be reviewed and approved by the FDA or foreign regulatory authorities and changing manufacturers may require re-validation of any new facility for cGMP compliance, which would likely be costly and time-consuming. We may not be able to engage replacement manufacturers on acceptable terms quickly or at all. In addition, contract manufacturers located in foreign countries may be subject to import limitations or bans. As a result, if any contract manufacturer is unable, for whatever reason, to supply the contracted amounts of any product that is successfully brought to market, a shortage would result which would have a negative impact on our revenue.

Drug manufacturers are subject to ongoing periodic unannounced inspection by the FDA, the U.S. Drug Enforcement Agency and corresponding state and foreign agencies to ensure strict compliance with cGMP, other government regulations and corresponding foreign standards. While we are obligated to audit the performance of third-party contractors, we do not have control over third-party manufacturers’ compliance with these regulations and standards. Failure by us or any third-party manufacturers to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, failure of the government to grant pre-market approval of drugs, delays, suspension or withdrawal of approvals, seizures or recalls of product, operating restrictions and criminal prosecutions.

Risks Related to Our Intellectual Property

If we are unable to protect our intellectual property effectively, our competitors may develop and market similar products and the value of our technology and our ability to compete would be damaged.

Our continued success depends significantly on our ability to obtain and maintain meaningful intellectual property protection for our product candidates, technology and know-how. We generally seek to protect our compounds and technologies by, among other methods, filing U.S. and foreign patent applications related to our proprietary technology that is important to the development of our business. We file patent applications directed to our product candidates in an effort to establish intellectual property positions regarding new chemical entities, pharmaceutical compositions, formulations and uses in the treatment of diseases and disorders.

The patent positions of companies like ours are generally uncertain and involve complex legal and factual questions. Our ability to maintain and solidify our proprietary position for our product candidates and technology will depend on the success that we have in obtaining valid patent claims and enforcing claims that are granted. We do not know whether any of our patent applications or those patent applications that we license will result in the issuance of any patents. Our issued patents and those that may issue in the future, or those licensed to us, may be challenged, invalidated, rendered unenforceable or circumvented, any of which could limit our ability to stop competitors from marketing related products. In addition, the rights granted under any issued patents may not provide us with competitive advantages against competitors with similar compounds or technologies. Furthermore, our competitors may independently develop similar technologies in a manner that does not infringe our patents or other intellectual property. If we are unable to obtain, enforce or defend the patents with respect to our product candidates, our ability to commercialize our product candidates would be materially and adversely affected and our business would suffer.

Although we own or otherwise have rights to a number of patents, these patents may not effectively exclude competitors from engaging in activities that compete with us. Furthermore, the issuance of a patent is not conclusive as to its validity or enforceability, and third parties may challenge the validity or enforceability of our patents. Because patent applications in the United States and many foreign countries are confidential for a period of time after filing, and because publications of discoveries in the scientific literature often lag behind actual discoveries, we cannot be certain that we were the first to invent the inventions claimed in our issued U.S. patents or patent applications filed on or before March 15, 2013, or that we were or will be the first to file for protection of the inventions claimed in any of our U.S. patent applications filed after March 15, 2013 or in any of our issued foreign patents or pending foreign patent applications. It is possible that a competitor may successfully challenge our patents or that challenges will result in the elimination or narrowing of patent claims and, therefore, reduce our patent protection.

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

We are a party to various license agreements. In particular, we license patent rights covering the pharmaceutical composition and methods of use of TC-5214 from University of South Florida Research Foundation. We may enter into additional licenses in the future. Our existing licenses impose, and we expect future licenses will impose, various diligence, milestone payment, royalty, insurance and other obligations on us. If we fail to comply with these obligations, whether as a result of actions or inactions by us or by any potential future collaborator of ours to which we out-license patent rights that we have in-licensed from a third party, the licensor may have the right to terminate the license, in which event we may not be able to market any product that is covered by the licensed patents.

Our patent protection for any particular compound may be limited to a specific method of use or indication. If a third party were to obtain approval of a particular compound for use in a different indication, we could be subject to competition arising from off-label use.

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

We have licensed patent rights in the United States covering the pharmaceutical composition and methods of use of TC-5214, one of the enantiomers of mecamylamine hydrochloride. We have licensed method of use patent rights for, but do not have patent rights covering the composition of, mecamylamine hydrochloride. As a result, we may be limited in our ability to prevent others from exploiting mecamylamine hydrochloride, which could have a negative impact on the commercial potential of TC-5214. We believe another company, Cary Pharmaceuticals Inc., may be developing mecamylamine hydrochloride in a fixed dose combination with bupropion as a smoking cessation aid. In addition, mecamylamine hydrochloride is the active ingredient in our approved product Inversine, which we are no longer commercializing. A third party could in the future pursue marketing approval of mecamylamine hydrochloride for the forms of hypertension for which Inversine is approved using the ANDA process. If any third party were to receive marketing approval for mecamylamine hydrochloride for any indication, physicians could prescribe it for other indications that are not described in the product’s labeling or approved by the FDA or foreign regulatory authorities. In particular, physicians could potentially prescribe mecamylamine hydrochloride as a treatment for overactive bladder despite differences in the biological properties between TC-5214 and mecamylamine hydrochloride. In that event, if TC-5214 is in the future approved for marketing and sale by the FDA or foreign regulatory authorities, our revenue from sales of TC-5214 could be materially and adversely affected.

We may be involved in lawsuits to protect or enforce our patents that could be expensive and time-consuming.

We may initiate patent litigation against third parties to protect or enforce our patent rights and we may similarly be sued by third parties. We may also become subject to interference, review or opposition proceedings conducted in the patent and trademark offices of various countries to determine our entitlement to patents. The defense and prosecution of intellectual property suits, interference proceedings and related legal and administrative proceedings, regardless of their merit, lack of merit or eventual outcome, would be costly and a significant diversion of our technical personnel’s and management’s attention from conducting our business, which would harm our business. Moreover, we may not prevail in any of these suits. An adverse determination of any litigation or proceeding could put our patents at risk of being invalidated or narrowly interpreted and our patent applications at risk of not being issued and could prevent us from protecting our rights, particularly in countries where the laws may not protect such rights as fully as in the United States.

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

Our success depends in part on avoiding the infringement of other parties’ patents and proprietary rights. Patents may issue from patent applications of which we are unaware, and avoiding patent infringement may be difficult. We may infringe or it may be alleged that we infringe third-party patents. If a third party were to file a patent infringement suit against us, we could be forced to stop or delay research and development, manufacturing or sales of any infringing product in the country or countries covered by the patent allegedly infringed, unless we can obtain a license from the patent holder. Any necessary license may not be available on acceptable terms or at all, particularly if the third party is developing or marketing a product competitive with the allegedly infringing product. Even if we are able to obtain a license, the rights may be nonexclusive, which would give our competitors access to the same intellectual property.

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

We currently have limited sales, marketing and distribution experience and no internal sales or distribution capabilities. Although we intend to focus any future internal sales and marketing resources in areas where specialists heavily influence our target markets, such as neurology and psychiatry, we also intend to seek to further augment our sales, marketing and distribution capabilities through arrangements with third parties, such as our collaboration with AstraZeneca. In particular, our strategy includes selectively entering into strategic alliances and collaborations with respect to product candidates for indications that require service by large sales and marketing organizations. There are risks involved with establishing our own sales force and marketing and distribution capabilities, as well as in entering into arrangements with third parties to perform these services. Developing our own sales force would be expensive and time-consuming and could delay any product launch. We may not be successful in entering into arrangements with third parties on terms that are favorable to us or at all. Also, we have little control over AstraZeneca’s performance under our collaboration agreement and would have little control over the performance of potential future collaborators, any of which may fail to devote the necessary resources and attention to sell, market or distribute our products effectively. If we do not establish sales and distribution capabilities successfully, either on our own or in collaboration with third parties, we may not successfully commercialize our products.

Unfavorable third-party reimbursement practices or healthcare reform initiatives applicable to our product candidates could limit our potential product revenue.

Successful commercialization of any of our product candidates for which regulatory approval is obtained will depend in part on the extent to which coverage and adequate payment is available from government health programs, such as Medicare and Medicaid, private health insurers and other third-party payors. If we succeed in bringing a product candidate to the market, it may not be considered cost-effective and reimbursement may not be available or sufficient to allow us to sell it at a satisfactory price. Because our product candidates are in the development stage, we cannot yet determine their cost-effectiveness. We may need to conduct expensive studies in order to demonstrate cost-effectiveness. Moreover, third-party payors frequently require that pharmaceutical companies provide predetermined discounts from list prices and frequently challenge the prices charged for medical products. Because our product candidates are in the development stage, we do not yet know the level of reimbursement, if any, for any product candidates that we are able to successfully develop. If the reimbursement for any of our product candidates is inadequate in light of our development and other costs, our ability to achieve or sustain profitability could be materially and adversely affected.

We believe that the government and third party payors will continue to look for ways to contain or reduce the cost of health care in ways that are likely to affect the business and financial condition of pharmaceutical companies. We cannot predict the impact of these efforts on the coverage of, or prices for, any of our product candidates if they are approved.

If our competitors develop and market drugs that are less expensive, more effective or safer than ours, if they develop and market products faster than we do, or if they have better sales and marketing capabilities than we do, any products we are able to commercialize may not generate initial or ongoing revenue.

The development and commercialization of new drugs is highly competitive. Our business is characterized by extensive research and development efforts and rapid developments. We expect intense competition in our target markets as new products and advanced technologies become available. Our competitors include large pharmaceutical, biopharmaceutical, biotechnology and other companies and research institutions, many of which have greater financial, technical and other resources and personnel and more experience in research and development, regulatory and drug commercialization than we have. Our competitors may:

•	develop products that are more effective, safer, more tolerable, more convenient, less costly or otherwise more competitive than our product candidates;

•	obtain FDA or foreign regulatory approval for their products more rapidly than we do;

•	adapt more quickly to new technologies and scientific advances than we do;

•	initiate or withstand substantial price competition more successfully than we do;

•	have greater success in recruiting skilled scientific workers from the limited pool of available talent than we do;

•	obtain more effective intellectual property protection than we do;

•	negotiate third-party licensing and collaboration arrangements more effectively than we do; and

•	take advantage of acquisition or other opportunities more readily than we do.

Competitive products may render our product candidates obsolete or noncompetitive before we can recover our development or commercialization expenses.

We also face substantial competition from therapies designed to target NNRs. Pfizer’s product Chantix, which is known outside of the United States as Champix, acts on several NNR subtypes as well as other molecular targets in the body. Chantix is approved as an aid for smoking cessation. In addition, we believe that several prominent pharmaceutical companies have product candidates that target NNRs in development, including as examples Abbott Laboratories, Bristol-Myers Squibb, Novartis, EnVivo Pharmaceuticals, Galantos Pharma, Upsher Smith, Psychogenics, Asmacure, Bionomics, Aniona, Savant HWP and Neuroderm. We expect that we will face increased competition in the future if therapies that target NNRs are further validated and if companies initiate or expand programs focused on NNRs or otherwise pursue the development and commercialization of therapeutics for diseases and disorders that we target, whether independently or by alliance, collaboration or acquisition.

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

If approved, our product candidates will compete for a share of the existing market with numerous approved products. We believe that the primary competitive products for use in indications that we are currently targeting with our most advanced product candidates include:

•

for overactive bladder, anticholinergics such as Vesicare from Astellas Pharma, Detrol LA from Pfizer/Almirall, Enablex from Warner Chilcott/Bayer, Toviaz from Pfizer, Sanctura XR from Allergan and Ditropan XL from Ortho-McNeil Pharma, beta3-adrenergic receptor agonists such as Mybretiq from Astellas Pharma, and the botulinum toxin Botox from Allergan; and

•

for mild to moderate Alzheimer’s disease, acetylcholinesterase inhibitors such as Aricept from Pfizer/Eisai, Razadyne from Johnson & Johnson and Exelon from Novartis; Aricept is also indicated for severe Alzheimer’s disease and Namenda from Forest Laboratories, which acts by regulating the neurotransmitter glutamate, is indicated for moderate to severe Alzheimer’s disease.

There is currently no product approved in the United States or Europe specifically for the treatment of negative symptoms of schizophrenia or cognitive dysfunction in schizophrenia. There are however multiple third-party product candidates currently in clinical development, including modulators of the a7 NNR, targeting these areas.

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

Our performance depends substantially on the performance of our senior management team, including our Chief Executive Officer and President, Stephen A. Hill, who joined us in December 2012, and our other scientific, technical and managerial personnel. Our key personnel, including Dr. Hill, can terminate their employment with us at any time. The workforce reductions and closing of our laboratory operations that we implemented in 2012 may negatively impact our ability to retain our key personnel, and the loss of the services of any of our senior management team or other key personnel may significantly delay or prevent the achievement of product development and other business objectives. We also rely on consultants and advisors from time to time to assist us in formulating our research and development strategy. All of our consultants and advisors are either self-employed or employed by other organizations, and they may have consulting or advisory contracts with other organizations or other commitments that affect their ability to contribute to us.

Our ability to operate successfully and manage our potential future growth will depend on our ability to identify, recruit and retain additional qualified scientific, technical and managerial personnel, which has been adversely impacted by the workforce reductions we implemented in 2012. We face intense competition for skilled executives in our industry. We may not be able to continue to attract and retain personnel with the advanced qualifications necessary for the growth of our business.

Risks Related to Our Common Stock

The market price of our common stock has historically been highly volatile.

The trading price of our common stock has historically been highly volatile, and the stock market in general has experienced extreme price and volume fluctuations. The market prices of securities of pharmaceutical, biopharmaceutical and biotechnology companies have been extremely volatile and have experienced fluctuations that have often been unrelated or disproportionate to operating performance. These broad market fluctuations could result in extreme fluctuations in the price of our common stock, which could cause a decline in the value of shares held by any stockholder.

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

•

our inability, or the inability of any current or potential future collaborator, to successfully complete clinical trials or non-clinical studies and assessments in a timely manner or at all, resulting in a delay in receiving, or a failure to receive, the required regulatory approvals to commercialize our product candidates;

•

whether we establish additional strategic alliances, collaborations or licensing or other comparable arrangements, or whether we pursue and complete any merger, acquisition or other significant corporate transaction, and, if we do, the associated terms in each case;

•	the expiration or termination of our collaboration agreement with AstraZeneca or agreements with any potential future collaborator;

•	whether and to what extent milestone events are achieved for AZD1446 under our collaboration agreement with AstraZeneca;

•	the cost, timing and outcomes of regulatory approvals or other regulatory actions;

•	the extent of our general and administrative expenses;

•	general and industry-specific economic conditions that may affect the research and development expenditures of AstraZeneca or any potential future collaborator of ours; and

•	general conditions in the pharmaceutical, biopharmaceutical or biotechnology industries or in the U.S. or global credit or financial markets.

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

Provisions of our charter and bylaws, Delaware law or our collaboration agreement with AstraZeneca may discourage or make an acquisition of us or a change in our management more difficult.

Provisions of our certificate of incorporation and bylaws could discourage, delay or prevent a merger, acquisition or other change in control that stockholders may consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares. As a result, stockholders who wish to participate in these transactions may not have the opportunity to do so. These provisions also could limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock. Furthermore, these provisions could also prevent or frustrate attempts by our stockholders to replace or remove our management. These provisions:

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

Also, AstraZeneca may elect under our collaboration agreement to terminate certain aspects of the agreement if there were to be a “change of control” of us, as that term is defined in the agreement. In particular, AstraZeneca may elect to terminate our co-promotion rights under the agreement. These rights of AstraZeneca could similarly discourage, delay or prevent a merger, acquisition or other change of control of us involving a third party.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

We lease approximately 18,300 square feet of office space in the building located at 100 North Main Street in Winston-Salem, North Carolina pursuant to a sublease. The term of our sublease expires December 30, 2015. The initial monthly payment under our sublease is approximately $22,100, subject to escalation of approximately 3% for each future year during the term. We also lease approximately 4,100 square feet of storage space in the same building pursuant to a separate sublease. We believe our leased space is suitable for its intended purpose.

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

Market Information

Our common stock currently trades on the NASDAQ Global Select Market under the symbol “TRGT.” The following table sets forth, for the periods indicated, the high and low sales prices for our common stock:

		High	Low
2011:
	First Quarter	$30.47	$24.45
	Second Quarter	$26.92	$20.48
	Third Quarter	$22.40	$14.42
	Fourth Quarter	$19.54	$4.91
2012:
	First Quarter	$7.70	$4.90
	Second Quarter	$5.20	$4.04
	Third Quarter	$5.17	$4.15
	Fourth Quarter	$4.92	$3.85

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

The following graph compares the cumulative total stockholder return for our common stock with the cumulative total stockholder return of the NASDAQ Composite Index and the NASDAQ Biotechnology Index. The comparison assumes the investment of $100.00 on December 31, 2007 in each of our common stock, the NASDAQ Composite Index and the NASDAQ Biotechnology Index and the reinvestment of any dividends. We have not paid any dividends on our common stock and do not include dividends in the representation of our performance. The performance shown for any prior period does not predict the performance to be expected for any future period.

	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12
Targacept, Inc.	100	43	253	321	67	53
NASDAQ Biotechnology Index	100	87	101	116	130	171
NASDAQ Composite Index	100	59	86	100	98	114

Stockholders

As of February 28, 2013, there were approximately 50 holders of record of our common stock. Because many of our shares are held by brokers or other nominees on behalf of beneficial owners, we are unable to determine precisely the total number of beneficial owners represented by the holders of record. As of February 28, 2013, we estimate the total number of beneficial owners of our common stock whose shares are held by brokers or other nominees on their behalf to be approximately 4,339.

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

Calculation of Aggregate Market Value of Non-Affiliate Shares

For purposes of calculating the aggregate market value of shares of our common stock held by non-affiliates as set forth on the cover page of this annual report, we have assumed that all outstanding shares as of the determination date were held by non-affiliates, except for shares held by our executive officers, directors and their affiliated entities. In particular, we have assumed that any stockholder that held 10% or more of our outstanding common stock as of the determination date and is not affiliated with a director was a non-affiliate and expect that we would also make that assumption in the future unless there exists facts and circumstances that indicate that the 10% or greater stockholder exercises control over us. This assumption is not intended to constitute an admission that all executive officers and directors, and any 10% or greater stockholder treated as an affiliate for this purpose, are, in fact, our affiliates or that there are no other persons who may be deemed to be our affiliates.

Unregistered Sales of Securities; Use of Proceeds from Registered Securities; Issuer Purchases of Equity Securities

On November 19, 2012, we issued 3,333 shares of our common stock to a single “accredited investor” (as that term is defined by the rules and regulations of the SEC) upon the exercise of a stock option. This option represents a grant that was made under our non-employee director compensation program as it existed prior to completion of our initial public offering in 2006. The entity exercising the option was affiliated with a member of our board of directors at the time of grant and was designated by the director to receive the option in lieu of the director. The exercise price for the option was $0.075 per share, representing an aggregate purchase price for the purchased shares of $249.98. The shares of common stock issued upon exercise were offered and sold in reliance on an exemption from registration under Section 4(2) of the Securities Act based on the recipient’s sophistication in financial matters and access to material information and representations received from the recipient as to its status as an accredited investor.

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

We derived the statements of comprehensive income data for the years ended December 31, 2012, 2011 and 2010 and the balance sheet data as of December 31, 2012 and 2011 from our audited financial statements included in this annual report. We derived the statements of comprehensive income data for the years ended December 31, 2009 and 2008 and the balance sheet data as of December 31, 2010, 2009 and 2008 from our audited financial statements not included in this report. Our historical results for any prior period are not necessarily indicative of the results to be expected for any future period. You should read the notes to our financial statements for an explanation of the method used to determine the number of shares used in computing basic and diluted net loss per share.

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(in thousands, except share and per share data)
Statement of Operations Data:
Net operating revenues	$57,860	$97,637	$85,713	$25,062	$20,085
Operating expenses:
Research and development	49,087	95,215	64,546	40,179	40,981
General and administrative	13,193	12,167	8,052	8,167	6,499
Reduction in force	3,718	—	—	—	—
License fees and royalties	—	—	—	16,350	—
Cost of product sales	—	—	—	691	749

Total operating expenses	65,998	107,382	72,598	65,387	48,229

(Loss) income from operations	(8,138)	(9,745)	13,115	(40,325)	(28,144)
Interest income	1,070	1,348	1,463	1,050	2,734
Gain on sale of property and equipment	55	—	—	—	—
Interest expense	(86)	(132)	(153)	(217)	(251)

(Loss) income before income taxes	(7,099)	(8,529)	14,425	(39,492)	(25,661)
Income tax benefit (expense)	101	—	(3,526)	88	—

Net (loss) income	$(6,998)	$(8,529)	$10,899	$(39,404)	$(25,661)

Basic net (loss) income per share	$(0.21)	$(0.27)	$0.38	$(1.54)	$(1.04)

Diluted net (loss) income per share	$(0.21)	$(0.27)	$0.36	$(1.54)	$(1.04)

Weighted average common shares outstanding— basic	33,476,316	31,637,283	28,543,408	25,636,419	24,664,169

Weighted average common shares outstanding— diluted	33,476,316	31,637,283	30,150,324	25,636,419	24,664,169

	As of December 31,
	2012	2011	2010	2009	2008
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and investments	$184,927	$249,270	$252,509	$111,066	$88,363
Working capital	116,394	119,606	119,422	213,269	78,174
Total assets	189,579	258,126	262,787	319,379	98,551
Long-term debt, net of current portion	1,136	1,986	1,349	1,966	3,408
Accumulated deficit	(233,928)	(226,930)	(218,401)	(229,300)	(189,896)
Total stockholders’ equity	175,915	174,288	91,847	68,991	57,373

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

Background

We are a biopharmaceutical company engaged in the development of novel NNR Therapeutics for the treatment of diseases and disorders of the nervous system. Our NNR Therapeutics selectively target a class of receptors known as neuronal nicotinic receptors, which we refer to as NNRs. NNRs are found on nerve cells throughout the nervous system and serve as key regulators of nervous system activity. Our most advanced product candidates are TC-5619, TC-5214, TC-1734, AZD1446 (TC-6683), TC-6987 and TC-6499 and they are discussed under the caption “Business” in Item 1 of Part I of this annual report.

We have an ongoing collaboration agreement with AstraZeneca focused on compounds that act on the a4ß2 NNR. Previously, we had a second collaboration agreement with AstraZeneca that we entered into in December 2009 for the global development and commercialization of TC-5214 as a treatment for major depressive disorder (MDD), and we refer to that agreement in this annual report as our “MDD agreement with AstraZeneca.” Our MDD agreement with AstraZeneca was terminated effective in May 2012.

Under our ongoing collaboration agreement with AstraZeneca:

•	AstraZeneca has an exclusive license to AZD1446 and earlier-stage compounds that arose from the preclinical research collaboration conducted under the agreement;

•

AstraZeneca is responsible for substantially all current and future development costs for AZD1446 and each other compound arising from the preclinical research collaboration described below that it elects to advance; and

•

from January 2006 to January 2010, we and AstraZeneca conducted a preclinical research collaboration under the agreement to discover and develop compounds that act on the a4ß2 NNR as treatments for conditions characterized by cognitive impairment; AstraZeneca paid us research fees, based on a reimbursement rate specified under the agreement, for research services rendered in the preclinical research collaboration.

Our ongoing collaboration agreement with AstraZeneca can be terminated by AstraZeneca for an uncured material breach by us or upon 90 days’ notice given at any time.

Under our MDD agreement with AstraZeneca, we received a $200.0 million upfront payment. Thereafter, AstraZeneca was responsible for 80% and we were responsible for 20% of the cost of the completed clinical program for TC-5214 in MDD, except that AstraZeneca was responsible for 100% of development costs that were required only for countries outside the United States and the European Union. In addition, for each of us and AstraZeneca, costs that were not contemplated at execution to be part of the program were in some cases excluded from the cost-sharing arrangement.

In addition to our agreements with AstraZeneca, we previously had a product development and commercialization agreement with GlaxoSmithKline. This agreement was terminated effective in May 2011.

Since our inception, we have had limited revenue from product sales and have funded our operations principally through public and private offerings of equity securities, payments under collaboration and alliance agreements, grants and equipment financing. We have historically devoted substantially all of our resources to the discovery and development of our product candidates and technologies, including the design, conduct and management of preclinical and clinical studies and related manufacturing, regulatory and clinical affairs, as well as intellectual property prosecution.

In the second quarter of 2012, we completed a reduction in force as part of a plan to focus our resources on our more advanced programs. In October 2012, we announced a second reduction in force, as well as our plan to close our laboratory operations. We completed the second reduction in force and the laboratory closings in December 2012. Following completion of the second workforce reduction, we are no longer devoting resources to drug discovery or preclinical research activities.

Except for a small number of periods in which we generated net income due primarily to the recognition into revenue of amounts received under collaboration agreements, we have not been profitable. As of December 31, 2012, we had an accumulated deficit of $233.9 million. We expect that we may incur losses in future periods as our product candidates advance into later-stage development and as we progress our programs and invest in additional product opportunities. Drug development, including clinical trials in particular, is time-consuming, expensive and may never yield a product that will generate revenue.

As a clinical-stage company, our revenues, expenses and results of operations are likely to fluctuate significantly from quarter to quarter and year to year. We believe that period-to-period comparisons of our results of operations should not be relied upon as indicative of our future performance.

Revenue

In January 2010, we received the $200.0 million upfront payment under our MDD agreement with AstraZeneca, which we recorded as deferred revenue and began recognizing into revenue on a straight-line basis over the estimated period of our substantive performance obligations under the agreement.

In the first quarter of 2012, we and AstraZeneca announced that, based on the totality of the results of the Phase 3 program, a regulatory filing for TC-5214 as an adjunct therapy for MDD would not be pursued and we reported the discontinuation of a “switch” monotherapy trial. These events resulted in a change in the estimated period of our substantive performance obligations under the agreement. Accordingly, we revised the revenue recognition period for the upfront payment that we previously received and began recognizing the portion of the upfront payment not yet recognized into revenue on a straight-line basis over the remainder of the revised period. We had recognized the full amount of the upfront payment into revenue as of June 30, 2012.

Pursuant to an April 2010 amendment to our ongoing collaboration agreement with AstraZeneca related to an expansion of the development program for TC-5619, we received an $11.0 million payment in May 2010, which we recorded as deferred revenue and recognized into revenue on a straight-line basis over the estimated period of our research and development obligations for TC-5619 under the agreement. We completed our research and development obligations for TC-5619 in the second quarter of 2011. Pursuant to a September 2010 amendment to our ongoing collaboration agreement with AstraZeneca related to a clinical trial of TC-1734 in mild to moderate Alzheimer’s disease, we received a $500,000 payment in the fourth quarter of 2010 and cumulative payments of $5.5 million in the second half of 2011. We recorded all of these payments as deferred revenue and began recognizing them into revenue on a straight-line basis over the estimated period of our obligations with respect to the study. As a result of AstraZeneca’s exercise of its right to terminate TC-1734 from the agreement in March 2013, we expect to recognize into revenue the remaining unrecognized deferred amount, totaling $3.5 million, during 2013.

As of December 31, 2012, we had received $61.6 million in aggregate upfront fees and milestone payments under our ongoing collaboration agreement with AstraZeneca and recognized an additional $26.5 million in collaboration research and development revenue for research services that we provided in the preclinical research collaboration conducted under that agreement. We immediately recognized an aggregate of $32.6 million of the amounts received under the agreement for achievement of milestone events, because each event met the conditions required for immediate recognition under our revenue recognition policy. We deferred recognition of an aggregate of $29.0 million received under the agreement and are recognizing, or in some cases have fully recognized, these deferred amounts into revenue over the respective periods discussed in Note 12 to our audited financial statements included in this annual report. As of December 31, 2012, we had $3.5 million of the amounts received under our ongoing collaboration agreement with AstraZeneca that remained to be recognized into revenue for future periods.

We received $45.0 million in aggregate payments under our now terminated product development and commercialization agreement and a related stock purchase agreement with GlaxoSmithKline. We immediately recognized an aggregate of $4.0 million of the amounts received under the product development and commercialization agreement for achievement of milestone events, because each event met the conditions required for immediate recognition under our revenue recognition policy. We deferred recognition of $29.5 million received under the two agreements and were recognizing it into revenue over the period discussed in Note 12 to our audited financial statements included in this annual report. As a result of our receipt in February 2011 of notice of termination of the agreement, we recognized the remaining unrecognized deferred amount, $18.4 million, into revenue for the first quarter of 2011. We recorded $11.5 million of the amounts received under the stock purchase agreement, which reflected the fair value of shares of our common stock sold to GlaxoSmithKline in 2007, as capital in excess of par value.

From time to time we seek and are awarded grants or perform work under grants awarded to third-party collaborators from which we derive revenue. During the third quarter of 2011, we were awarded a third grant from the Michael J. Fox Foundation for Parkinson’s Research, or MJFF. Based on the terms of the grant, we received $250,000 upon inception of the grant term and an additional $250,000 in March 2012. In addition, we are a subcontractor under a grant awarded to The California Institute of Technology by the National Institute on Drug Abuse, or NIDA, part of the National Institutes of Health, to fund research on innovative NNR-based approaches to the development of therapies for smoking cessation. Based on the terms of this arrangement, we received $191,000 in May 2012. Funding for awards under federal grant programs is subject to the availability of funds as determined annually in the federal appropriations process.

Research and Development Expenses

Since our inception, we have focused our activities on drug discovery and development programs. We record research and development expenses as they are incurred. Research and development expenses represented approximately 74%, 89% and 89% of our total operating expenses for the years ended December 31, 2012, 2011, and 2010, respectively. For 2012, reduction in force charges of $3.7 million, which are not included in research and development expenses, represented 6% of our total operating expenses. There were no reduction in force charges for 2011 or 2010.

Research and development expenses include costs associated with:

•	the employment of personnel involved in drug discovery, research and development activities;

•	research and development facilities, equipment and supplies;

•	clinical trials, including fees paid to contract research organizations to monitor and oversee some of our trials;

•	the screening, identification and optimization of product candidates;

•	formulation and chemical development;

•	production of clinical trial materials, including fees paid to contract manufacturers;

•	preclinical animal studies, including the costs to engage third-party research organizations;

•	quality assurance activities;

•	compliance with FDA regulatory requirements;

•	consulting, license and sponsored research fees paid to third parties;

•	the development and enhancement of our drug discovery technologies that we refer to as Pentad;

•	depreciation of capital assets used to develop our products; and

•	stock options granted to personnel in research and development functions.

We utilize our research and development personnel and infrastructure resources across several programs, and many of our costs historically have not been specifically attributable to a single program. Accordingly, we cannot state precisely our total costs incurred on a program-by-program basis.

We have not received FDA or foreign regulatory marketing approval for any of our product candidates. Our current and future expenditures on development programs are subject to numerous uncertainties in timing and cost to completion. Our compounds are tested in numerous preclinical studies for safety, toxicology and efficacy. We then conduct clinical trials for those product candidates that are determined to be the most promising. If we do not establish an alliance or collaboration in which our collaborator assumes responsibility for funding the development of a particular product candidate, we fund these trials ourselves. As we obtain results from clinical trials, we or the collaborator may elect to discontinue or delay trials for some product candidates in order to focus resources on more promising product candidates. Completion of clinical trials may take several years or more, and the length of time generally varies substantially according to the type, complexity, novelty and intended use of a product candidate. The cost of clinical trials for a particular product candidate may vary significantly as a result of a variety of factors, including:

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

Income Taxes

We have incurred cumulative operating losses through December 31, 2012 and have not paid federal, state or foreign income taxes for any period. The application of U.S. generally accepted accounting principles, or GAAP, may for some periods result in non-cash income tax expense or benefit being reflected in our Statement of Comprehensive Income. For the year ended December 31, 2012, we recognized $101,000 of income tax benefit as a result of the application of accounting guidance for intraperiod tax allocation, under which we are required to consider all items (including items recorded in other comprehensive income) in determining the amount of tax benefit that should be allocated to net loss. The non-cash income tax benefit for 2012 was offset in full by income tax expense recorded in other comprehensive income. For the year ended December 31, 2010, we recorded $3.5 million of income tax expense, primarily as a result of the application of accounting guidance for income tax related to stock-based compensation. Exercises of stock options in periods of net income may result in tax deductions for stock-based compensation in excess of expense recorded for the stock options under GAAP. This results in an income tax benefit that is recognized as an increase to capital in excess of par value and, based on Accounting Standards Codification Topic 740, Income Taxes, an offsetting charge in the same amount to income tax expense. As of December 31, 2012, we had $7.5 million of cumulative tax deductions for periods of net loss from exercises of stock options in excess of expense recorded for the stock options under GAAP. The benefit of these excess tax deductions had not begun to be realized as of December 31, 2012 because we have incurred cumulative net operating losses since inception. This benefit will not be recognized as an increase to capital in excess of par value until the excess deductions reduce income taxes payable. For the tax year ended December 31, 2011, we did not recognize any income tax expense or benefit.

As of December 31, 2012, we had net operating loss carryforwards of $187.8 million for federal income tax purposes and $176.3 million for state income tax purposes. We also had research and development income tax credit carryforwards of $10.8 million for federal income tax purposes and $587,000 for state income tax purposes as of December 31, 2012. The federal net operating loss carryforwards begin to expire in 2024. The state net operating loss carryforwards begin to expire in 2019. The federal and state research and development tax credits begin to expire in 2021. As a result of various factors, including the subjectivity of measurements used in the calculation of particular tax positions taken or that may in the future be taken in our tax returns, it is uncertain whether or to what extent we will be eligible to use the tax credits.

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

Fair Value

The carrying amounts of our cash and cash equivalents, investments in marketable securities, accounts receivable, accounts payable and accrued expenses are considered to be representative of their respective fair values due to their short-term natures and, in the case of short-term investments, their market interest rates. Likewise, the carrying amounts of our long-term debts are considered to be representative of their fair value due to their market interest rates. Cash that we do not expect to use to fund our short-term liquidity requirements is invested in U.S. Treasury notes and bonds, U.S. and state government agency-backed certificates, corporate debt securities that are rated at least A quality or equivalent, municipal bonds and certificates of deposit. Our investments in marketable securities, which include marketable securities classified on our balance sheet as cash equivalents, are recorded at quoted market prices or observable market inputs and totaled $106.7 million at December 31, 2012.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our audited financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate these estimates and judgments. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities and the recording of revenues and expenses that are not readily apparent from other sources. Actual results and experiences may differ materially from these estimates. In addition, our reported financial condition and results of operations could vary if new accounting standards are enacted that are applicable to our business.

Our significant accounting policies are described in Note 2 to our audited financial statements for the year ended December 31, 2012 included in this annual report. We believe that our accounting policies relating to revenue recognition, accrued expenses and stock-based compensation are the most critical to understanding and evaluating our reported financial results. We have identified these policies as critical because they both are important to the presentation of our financial condition and results of operations and require us to make judgments and estimates on matters that are inherently uncertain and may change in future periods. For more information regarding these policies, you should refer to Note 2 to our audited financial statements included in this annual report.

Revenue Recognition

We have historically derived a substantial portion of our revenues from our strategic alliances and collaborations and expect that we will continue to derive a substantial portion of our revenues from our ongoing collaboration agreement with AstraZeneca and, if we enter into potential additional strategic alliances or collaborations, those additional strategic alliances or collaborations over at least the next several years.

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

We defer recognition of non-refundable upfront fees and recognize them into revenue on a straight-line basis over the estimated period of our substantive performance obligations. If we do not have substantive performance obligations, we recognize non-refundable upfront fees into revenue through the date the deliverable is satisfied. The period over which we recognize the revenue may be adjusted from time to time to take into account any delays or acceleration in the development of the applicable product candidate or any extension or shortening of the applicable performance period. Any such delay or acceleration in the development of a product candidate, or extension or shortening of a performance period, would result in decreases or increases to the recognition of deferred revenue from period to period. As of December 31, 2012, all amounts that we have recorded as deferred revenue are non-refundable.

We recognize collaboration research and development revenue from research services performed under collaboration agreements as research is performed and related expenses are incurred.

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

Accrued Expenses

In the normal course of our business, we contract with research institutions and contract research organizations that conduct or manage clinical trials or other research and development activities on our behalf and with contract manufacturers that produce drug substance or clinical trial materials for us. The financial terms of these agreements are subject to negotiation, vary among agreements and may result in uneven payment flows. Payments under these agreements depend on the performance of services or the achievement of specified events, such as the production of drug substance or clinical trial materials, the recruitment of clinical trial subjects, the completion of portions of a non-clinical study or clinical trial or similar conditions.

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

Stock-Based Compensation

We record the grant date fair value of stock options issued to employees and non-employee directors as stock-based compensation expense over the requisite service periods, which are typically the vesting periods. We currently use the Black-Scholes-Merton formula to estimate grant date fair value and expect to continue to use this valuation model in the future. The Black-Scholes-Merton formula requires us to make various assumptions, including among others the expected term of the award and expected volatility of our common stock. In the event a modification is made to a stock option after the grant date, we record additional stock-based compensation expense equal to the incremental fair value of the stock option immediately subsequent to the modification as compared to the fair value of the stock option immediately preceding the modification. During 2012, we modified some outstanding stock options held by executive and non-executive employees who departed Targacept to partially accelerate vesting and/or extend the permitted period for exercise. These modifications resulted in incremental compensation cost for the year ended December 31, 2012 of $1.4 million. We recorded stock-based compensation expense related to stock options granted to employees and directors of $7.8 million (inclusive of expense resulting from stock option modifications) for the year ended December 31, 2012, $8.5 million for the year ended December 31, 2011 and $4.9 million for the year ended December 31, 2010. As of December 31, 2012, we had $9.2 million in total unrecognized compensation cost related to non-vested stock-based compensation arrangements, which we expect to record over a weighted average period of 3.1 years.

Results of Operations

Years ended December 31, 2012 and December 31, 2011

Net Operating Revenues

	Year ended December 31,
	2012	2011	Change
	(in thousands)
Operating revenues:
Milestones and license fees from collaborations	$57,420	$96,979	$(39,559)
Grant revenue	440	658	(218)

Net operating revenues	$57,860	$97,637	$(39,777)

Net operating revenues for the year ended December 31, 2012 decreased by $39.8 million as compared to the year ended December 31, 2011. The lower net operating revenues for 2012 were primarily attributable to a decrease of $39.6 million in license fees and milestones from collaborations. The lower license fees and milestones from collaborations principally resulted from decreases in recognition of deferred revenue of:

•	$18.4 million related to our now concluded strategic alliance with GlaxoSmithKline, as all remaining deferred revenue was recognized in the 2011 period in connection with termination of the alliance;

•	$18.1 million associated with our now concluded MDD agreement with AstraZeneca due to the completion of our performance obligations in mid-2012; and

•	$4.8 million related to the development of TC-5619 under our ongoing collaboration agreement with AstraZeneca, as the TC-5619-related payments became fully recognized in the second quarter of 2011.

These decreases were partially offset by an increase of $1.8 million in recognition of deferred revenue related to the development of TC-1734 under our ongoing collaboration agreement with AstraZeneca. We expect our net operating revenues for 2013 to be substantially lower than 2012, primarily due to the upfront payment received under our MDD agreement with AstraZeneca becoming fully recognized in the second quarter of 2012.

In future periods, we are eligible to receive additional milestone payments under our ongoing collaboration agreement with AstraZeneca. The amount of milestone payments will depend on whether we achieve development, regulatory and commercial milestone events that are inherently uncertain and, if so, when. We expect that the amount of our milestone-based revenue, if any, will continue to vary from period to period.

Research and Development Expenses

	Year ended December 31,
	2012	2011	Change
	(in thousands)
Research and development expenses	$49,087	$95,215	$(46,128)

Research and development expenses for the year ended December 31, 2012 decreased by $46.1 million as compared to the year ended December 31, 2011. The lower research and development expenses for 2012 were principally attributable to decreases of:

•

$29.9 million in costs incurred related to our MDD agreement with AstraZeneca, to $2.2 million for 2012, from $32.0 million for 2011, as the development program conducted under the agreement wound down to completion;

•

$7.5 million in other research and development-related operating costs, including infrastructure costs and stock-based compensation and other compensation-related expenses for research and development personnel, to $25.6 million for 2012, from $33.1 million for 2011; this decrease resulted primarily from the workforce reductions completed in the second and fourth quarters of 2012 discussed above;

•	$5.4 million in costs incurred for third-party research and development services in connection with preclinical programs to $1.7 million for 2012, from $7.1 million for 2011; and

•

$3.4 million in costs incurred for third-party services associated with our clinical-stage product candidates (excluding costs for the completed program in major depressive disorder) to $19.5 million for 2012, from $22.9 million for 2011; this decrease, which was principally due to the completion of two exploratory clinical trials of TC-6987 during the first quarter of 2012, was partially offset by an increased level of activities for our Phase 2 clinical trials of TC-5619 ongoing during 2012 and costs related to our planned Phase 2b study of TC-5214 as a treatment for overactive bladder.

The costs that we incurred for the years ended December 31, 2012 and 2011 for third-party services in connection with research and development of clinical-stage product candidates are shown in the table below:

	Year ended December 31,
	2012	2011	Change
	(in thousands)
TC-5619	$12,662	$9,847	2,815
TC-1734	3,762	4,110	(348)
TC-6987	1,655	8,858	(7,203)
TC-5214 overactive bladder	1,440	—	1,440
TC-5214 major depressive disorder	2,175	32,046	(29,871)
TC-6499	—	96	(96)
AZD1446	—	—	—

We expect our research and development expenses for the year ending December 31, 2013 to decrease as compared to 2012, principally as a result of our workforce reductions and closing of laboratory operations that occurred during 2012.

General and Administrative Expenses

	Year ended December 31,
	2012	2011	Change
	(in thousands)
General and administrative expenses	$13,193	$12,167	$1,026

General and administrative expenses for the year ended December 31, 2012 increased by $1.0 million as compared to the year ended December 31, 2011. The higher general and administrative expenses were principally attributable to $1.9 million in severance and stock-based compensation expense, including $1.3 million of non-cash charges, resulting from severance payable to our former chief executive officer, who departed Targacept in May 2012, and from the partial accelerated vesting of, and/or extended permitted exercise periods for, some outstanding stock options held by our former chief executive officer and two other executive officers who departed Targacept in the first half of 2012. These severance and stock-based compensation charges were partially offset by a decrease of $505,000 in patent-related charges. Exclusive of the increased stock-based compensation expense and decreased patent-related charges, general and administrative expenses decreased by $372,000 for 2012 as compared to 2011, primarily as a result of the two 2012 workforce reductions.

We expect our general and administrative expenses for 2013 to decrease as compared to 2012, primarily as a result of the two 2012 workforce reductions.

Reduction in Force

	Year ended December 31,
	2012	2011	Change
	(in thousands)
Reduction in force	$3,718	$—	$3,718

As a result of the two reductions in force we completed during 2012 discussed above, we recorded as expense and paid $3.7 million in severance and other charges.

Years ended December 31, 2011 and December 31, 2010

Net Operating Revenues

	Year ended December 31,
	2011	2010	Change
	(in thousands)
Operating revenues:
Milestones and license fees from collaborations	$96,979	$83,380	$13,599
Grant revenue	658	2,333	(1,675)

Net operating revenues	$97,637	$85,713	$11,924

Net operating revenues for the year ended December 31, 2011 increased by $11.9 million as compared to the year ended December 31, 2010. The higher net operating revenues were attributable to an increase of $13.6 million in milestones and license fees from collaborations revenue, partially offset by a decrease of $1.7 million in grant revenue. The increase in milestones and license fees from collaborations revenue was principally due to increases of $15.1 million in recognition of deferred revenue previously received from GlaxoSmithKline, as all amounts that had yet to be recognized as of the time we received notice of termination of our agreement with GlaxoSmithKline were recognized for the first quarter of 2011, and $551,000 in recognition of cumulative payments of $6.0 million received from AstraZeneca in connection with events associated with our Phase 2b clinical trial of TC-1734 as a treatment for mild to moderate Alzheimer’s disease. These increases were partially offset by a decrease of $1.8 million in recognition of deferred revenue associated with payments previously received from AstraZeneca related to TC-5619, as all deferred revenue related to TC-5619 became fully recognized in the second quarter of 2011. The decrease in grant revenue was primarily attributable to $1.5 million received in November 2010 under the U.S. Government’s Qualifying Therapeutic Discovery Project tax credit program, which did not recur in 2011.

Research and Development Expenses

	Year ended December 31,
	2011	2010	Change
	(in thousands)
Research and development expenses	$95,215	$64,546	$30,669

Research and development expenses for the year ended December 31, 2011 increased by $30.7 million as compared to the year ended December 31, 2010. The higher research and development expenses were principally attributable to increases of:

•

$27.3 million in costs incurred for third-party research and development services in connection with our clinical-stage product candidates, including costs for clinical trial activities, formulation activities, production of clinical trial materials and pharmacology, toxicology and other non-clinical studies, to $55.0 million for 2011, from $27.6 million for 2010; this increase was principally due to our cost-sharing obligations with AstraZeneca with respect to the development program in major depressive disorder, the conduct of a Phase 2b clinical trial of TC-1734 and the conduct of two exploratory clinical trials of TC-6987; our costs incurred for third-party research and development services also included costs in connection with Phase 2 clinical trials of TC-5619;

•	$2.5 million in costs incurred for third-party research and development services in connection with preclinical programs, to $7.1 million for 2011, from $4.6 million for 2010; and

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

The costs that we incurred for the years ended December 31, 2011 and 2010 for third-party services in connection with research and development of clinical-stage product candidates are shown in the table below:

	Year ended December 31,
	2011	2010	Change
	(in thousands)
TC-5214	$32,046	$10,771	$21,275
TC-5619	9,847	10,483	(636)
TC-6987	8,858	5,534	3,324
TC-1734	4,110	35	4,075
TC-6499	96	798	(702)
AZD1446	—	—	—

General and Administrative Expenses

	Year ended December 31,
	2011	2010	Change
	(in thousands)
General and administrative expenses	$12,167	$8,052	$4,115

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

Our cash, cash equivalents and investments in marketable securities were $184.9 million as of December 31, 2012 and $249.3 million as of December 31, 2011. As of December 31, 2012, we had $77.8 million of cash in bank depository accounts and institutional money market funds at Branch Banking and Trust Company, PNC Bank and Wells Fargo & Company. Substantially all of our remaining cash, cash equivalents and investments were invested as of December 31, 2012 in U.S. Treasury notes and bonds, U.S. and state government agency-backed securities, corporate debt securities that are rated at least A quality or equivalent and certificates of deposit.

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

Strategic Alliances and Collaborations

As of December 31, 2012, we had received $61.6 million in aggregate upfront fees and milestone payments under our ongoing collaboration agreement with AstraZeneca and an additional $26.5 million in collaboration research and development revenue for research services that we provided in the preclinical research collaboration conducted under the agreement. Most recently:

•

in September and December 2011, under an amendment to the agreement, we received cumulative payments of $5.5 million in connection with events associated with our ongoing Phase 2b study of TC-1734 as a treatment for mild to moderate Alzheimer’s disease; and

•	in May 2010, we received an $11.0 million payment in connection with a separate amendment to the agreement to modify the terms applicable to TC-5619.

Since inception, we received cumulative payments of $2.6 million upon achievement of milestone events under the agreement related to the development of AZD1446 and other product candidates arising under the preclinical research collaboration conducted under the agreement.

In addition, we are eligible under the agreement to receive contingent payments of up to $57.0 million, if development, regulatory and first commercial sale milestone events for AZD1446 are achieved for a specified indication under consideration for development and sales-related milestone events are then achieved for AZD1446, and up to $73.0 million, if development, regulatory and first commercial sale milestones are achieved for AZD1446 for any other indication. We are also eligible to receive stepped royalties on any future AZD1446 product sales for any indication. If AZD1446 is subsequently developed under the agreement for multiple indications, we would also be eligible to receive contingent payments of up to $35.0 million for each such indication, if development, regulatory, first commercial sale and first detail milestone events are achieved. The likelihood that we will achieve any particular milestone event in any particular period is uncertain, and we may not ever achieve future milestone events with respect to AZD1446.

In December 2009, we entered into our MDD agreement with AstraZeneca. We received a $200.0 million upfront payment from AstraZeneca in January 2010. Under the terms of an existing license agreement, we paid $16.0 million to University of South Florida Research Foundation, or USFRF, in January 2010 based on our receipt of the upfront payment from AstraZeneca. Our MDD agreement with AstraZeneca was terminated effective in May 2012 and is no longer a potential source of future funds.

In July 2007, we entered into a product development and commercialization agreement and a related stock purchase agreement with GlaxoSmithKline. The product development and commercialization agreement was terminated effective in May 2011. We received $45.0 million in aggregate payments from GlaxoSmithKline under the agreements, which are no longer a potential source of future funds.

Loan Financing

In July 2010, we entered into a loan agreement with a bank that provided aggregate borrowing capacity of $4.0 million available to us at any time on or prior to June 30, 2011 to fund the purchase of equipment, furnishings, software and other fixed assets. In September 2010, we borrowed $1.2 million under the loan facility at a fixed interest rate of 3.4% per annum. We were obligated only to pay interest on the September 2010 borrowing through the remainder of 2010, and it is repayable in equal monthly installments of $28,000 that began January 1, 2011 and continue through the maturity date of December 1, 2014. In June 2011, we borrowed $2.1 million under the loan facility at a fixed interest rate of 3.471% per annum. The June 2011 borrowing is repayable in equal monthly installments of $48,000 that began July 1, 2011 and continue through the maturity date of June 1, 2015. Pursuant to the loan agreement, we granted a first priority security interest in favor of the bank in the assets acquired with the proceeds of the loan facility. As of December 31, 2012, the outstanding principal balance under the loan facility was $2.0 million and there is no additional borrowing capacity remaining available to us.

In March 2008, we entered into a loan agreement with a bank that provided borrowing capacity of $5.3 million to fund the purchase of equipment, furnishings, software and other fixed assets and enabled the refinancing of a previous loan facility that we had with R.J. Reynolds Tobacco Holdings, Inc. We borrowed $4.8 million upon entering into the loan agreement and borrowed the remaining $489,000 in September 2008. Pursuant to the loan agreement, we granted a first priority security interest in favor of the bank in the assets acquired with the proceeds of the loan facility. The March 2008 loan bore interest at a fixed rate of 5.231% per annum and was repayable in equal monthly installments of $112,000 beginning April 1, 2008 and continuing through the maturity date of March 1, 2012 when it was repaid in full. The September 2008 loan bore interest at a fixed rate of 6.131% per annum and was repayable in equal monthly installments of $11,000 beginning October 1, 2008 and continuing through the maturity date of September 1, 2012 when it was repaid in full. There is no additional borrowing capacity remaining available to us under the loan agreement.

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

Cash Flows

	Year ended December 31,
	2012	2011	Change
	(in thousands)
Net cash used in operating activities	$(64,239)	$(83,718)	$19,479
Net cash provided by (used in) investing activities	39,822	(57,667)	97,489
Net cash (used in) provided by financing activities	(626)	82,814	(83,440)

Net decrease in cash and cash equivalents	$(25,043)	$(58,571)

	Year ended December 31,
	2011	2010	Change
	(in thousands)
Net cash (used in) provided by operating activities	$(83,718)	$138,298	$(222,016)
Net cash used in investing activities	(57,667)	(62,799)	5,132
Net cash provided by financing activities	82,814	6,446	76,368

Net (decrease) increase in cash and cash equivalents	$(58,571)	$81,945

Net cash used in operating activities for the year ended December 31, 2012 decreased by $19.5 million as compared to the year ended December 31, 2011. For 2012, net cash used in operating activities was primarily attributable to aggregate payments of $61.8 million for third-party research and development services in connection with clinical-stage product candidates and preclinical programs and personnel and infrastructure costs, as well as $3.7 million in payments made as a result of two workforce reductions. These cash payments were partially offset by $2.1 million of interest income and related amounts. For 2011, net cash used in operating activities was primarily attributable to aggregate payments of $92.2 million for third-party research and development services in connection with clinical-stage product candidates and preclinical programs and personnel and infrastructure costs, partially offset by $5.5 million received from AstraZeneca in 2011 in connection with events associated with our ongoing Phase 2b clinical trial of TC-1734 as a treatment for mild to moderate Alzheimer’s disease and $2.1 million of interest income and related amounts. The decrease of $30.4 million in payments made for third-party research and development services and personnel and infrastructure costs for 2012 as compared to 2011 was principally the result of the wind-down of the development program in major depressive disorder during 2012, our completion of two exploratory studies of TC-6987 during 2012, our plan to focus our resources on our more advanced programs, the closing of our laboratories and the completion of two workforce reductions during 2012 that resulted in decreased personnel and infrastructure costs.

Net cash provided by operating activities for the year ended December 31, 2010 was $138.3 million, a difference of $222.0 million from 2011. For 2010, net cash provided by operating activities was principally the result of our receipt of:

•	the $200.0 million upfront payment under our MDD agreement with AstraZeneca in January 2010;

•	the $11.0 million payment under an amendment to our ongoing collaboration agreement with AstraZeneca to modify the terms applicable to TC-5619 in April 2010;

•	$1.5 million in payments for research services under our preclinical research collaboration with AstraZeneca, which ended in January 2010;

•	the $1.5 million grant under the U.S. Government’s Qualifying Therapeutic Discovery Project tax credit program; and

•	$1.7 million in interest income and related amounts.

These cash inflows were partially offset by:

•	our payments in January 2010 of $16.0 million to USFRF based on our receipt of the $200.0 million upfront payment under our MDD agreement with AstraZeneca;

•	our payment of $1.5 million to Cornerstone Therapeutics Inc. under a license agreement in August 2010; and

•

aggregate payments of $58.7 million for routine operating activities, including third-party research and development services in connection with clinical-stage product candidates and preclinical programs and personnel and infrastructure costs.

We expect payments for operating activities for the year ending December 31, 2013 to decrease as compared to 2012, principally as a result of the completion in 2012 of the development program conducted under the MDD agreement with AstraZeneca and our workforce reductions and closing of laboratory operations that occurred during 2012.

Net cash provided by investing activities for the year ended December 31, 2012 was $39.8 million and net cash used in investing activities for the year ended December 31, 2011 was $57.7 million, a change of $97.5 million. Cash provided by or used in investing activities primarily reflects the portion of our cash that we allocate to, and the timing of purchases and maturities of, our investments in marketable securities. A transfer of funds from an investment in marketable securities to cash generates cash provided by investing activities, while a transfer of funds from cash or a cash equivalent to investments in marketable securities generates cash used in investing activities. Our net sales of investments in marketable securities for 2012 were $38.6 million and occurred as funds were transferred to cash for working capital. Our net purchases of investments in marketable securities for 2011 were $56.2 million and occurred primarily as a result of our receipt of proceeds from our common stock offering in May and June 2011.

Net cash used in investing activities decreased by $5.1 million for 2011, from $62.8 million for the year ended December 31, 2010. Our net purchases of investments in marketable securities for 2010 were $59.5 million and occurred primarily as a result of our receipt of the upfront payment under our MDD agreement with AstraZeneca.

Net cash used in financing activities for the year ended December 31, 2012 was $626,000 and net cash provided by financing activities for the year ended December 31, 2011 was $82.8 million, a change of $83.4 million. Net cash used in financing activities for 2011 increased by $76.4 million as compared to the year ended December 31, 2010. The differences for 2012 as compared to 2011 and for 2011 as compared to 2010 were primarily attributable to net proceeds of $80.8 million in May and June 2011 from our common stock offering. Net cash provided by financing activities for 2010 also reflects the income tax effect of tax deductions for stock-based compensation in excess of expense recorded for stock options under GAAP of $3.5 million.

Funding Requirements

As of December 31, 2012, we had an accumulated deficit of $233.9 million. We may require additional capital in future periods as our product candidates advance into later-stage development and as we progress our programs and invest in additional product opportunities. However, we may generate positive cash flow for any particular reporting period as a result of the timing of milestone events that may be achieved under our ongoing collaboration agreement with AstraZeneca or any potential future collaboration agreement that we enter into and the timing and extent of costs incurred related to development of our product candidates. Our future capital requirements are difficult to forecast and will depend on many factors, including:

•	the scope, progress, duration, results and cost of clinical trials, as well as non-clinical studies and assessments, of our product candidates and programs;

•

whether we establish additional strategic alliances, collaborations and licensing or other comparable arrangements, or whether we pursue and complete any merger, acquisition or other significant corporate transaction, and, if we do, the associated terms in each case

•	whether and to what extent milestone events are achieved for AZD1446 under our ongoing collaboration agreement with AstraZeneca;

•

the extent to which we retain development or commercialization rights or responsibilities for our product candidates and incur associated development costs, manufacturing costs or costs to establish sales and marketing functions;

•	the number and characteristics of product candidates that we pursue and programs that we conduct;

•	the costs to satisfy our obligations under potential future alliances and collaborations;

•	the costs of preparing, filing and prosecuting patent applications and maintaining, enforcing and defending patents and other intellectual property rights;

•	the costs of manufacturing-related services for our product candidates in development;

•	the costs, timing and outcomes of regulatory reviews or other regulatory actions;

•	the timing, receipt and amount of sales or royalties, if any, from our potential products;

•	the extent of our general and administrative expenses; and

•	the rate of technological advancements for the indications that we target.

Our existing capital resources may not be sufficient to enable us to fund the completion of the development of any of our product candidates. We currently expect our existing capital resources to be sufficient to fund our operations through at least the end of 2015, without taking into account any amounts that we would be entitled to receive if milestone events are achieved under our ongoing collaboration agreement with AstraZeneca. However, our operating plan may change as a result of many factors, including those described above, and we may need additional funds sooner than planned to meet operational needs and capital requirements.

To the extent our capital resources are insufficient to meet future capital requirements or to the extent the conditions for raising capital are favorable, we may seek to finance future cash needs through public or private equity or debt offerings or other financings (whether utilizing our currently effective Registration Statement on Form S-3 or otherwise). Our access in the future to additional equity or debt financing, on acceptable terms or at all, is uncertain. We may also seek to finance future cash needs through alliances, collaborations or licensing or other comparable arrangements. Strategic alliances, collaborations or licensing or other comparable arrangements may not be available on acceptable terms or at all. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate our development programs or obtain funds through arrangements with collaborators or others that may require us to relinquish rights to certain product candidates that we might otherwise seek to develop or commercialize independently. Additionally, any future equity funding may significantly dilute the ownership of our stockholders.

We cannot determine precisely the completion dates and related costs of our development programs due to inherent uncertainties in outcomes of clinical trials and regulatory approvals of our product candidates. We cannot be certain that we will be able to successfully complete our research and development projects or establish strategic alliances, collaborations or licensing or other arrangements for our product candidates. Our failure, or the failure of any of our present or future licensees or collaborators, to complete research and development programs for our product candidates could have a material adverse effect on our financial position or results of operations.

To date, inflation has not had a material effect on our business.

Contractual Obligations

The following table summarizes our fixed contractual obligations as of December 31, 2012:

	Payments Due by Period (in thousands)
Contractual Obligation	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Long-term debt obligations	$2,071	$907	$1,164	$—	$—
Operating lease obligations	1,390	556	834	—	—
Purchase obligations	30,137	22,523	7,607	7	—

	$33,598	$23,986	$9,605	$7	$—

The amounts of purchase obligations reflected in the above table include obligations to purchase drug substance or clinical trial materials, to compensate clinical investigators, clinical trial sites and contract research organizations contingent on the performance of services in connection with clinical trials and to compensate contract research organizations contingent on the performance of non-clinical research and development services. The amounts of purchase obligations also include contractual obligations for insurance and other general and administrative expenses. The amounts of long-term debt obligations for all periods reflected in the above table include principal and interest payments on loan facilities outstanding at December 31, 2012.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

The primary objectives of our investment activities are to preserve our capital and meet our liquidity needs to fund operations. We also seek to generate competitive rates of return from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of cash equivalents and investments in a variety of securities that are of high credit quality based on ratings from commonly relied upon rating agencies. As of December 31, 2012, we had cash, cash equivalents and investments in marketable securities of $184.9 million. Our cash, cash equivalents and investments in marketable securities may be subject to interest rate risk and could fall in value if market interest rates increase. However, because our cash is invested in accounts with market interest rates and are short term in nature and because our cash equivalents and investments in marketable securities are traded in active markets, we believe that our exposure to interest rate risk is not significant and estimate that an immediate and uniform 10% increase in market interest rates from levels as of December 31, 2012 would not have a material impact on the total fair value of our portfolio.

We sometimes contract for the conduct of clinical trials or other research and development and manufacturing activities with contract research organizations, clinical trial sites and contract manufacturers in Europe or elsewhere outside of the United States. We may be subject to exposure to fluctuations in foreign currency exchange rates in connection with these agreements. If the average exchange rate between the currency of our payment obligations under any of these agreements and the U.S. dollar were to strengthen or weaken by 10% against the corresponding exchange rate as of December 31, 2012, we estimate that the impact on our financial position, results of operations and cash flows would not be material. We do not hedge our foreign currency exposures.

We have not used derivative financial instruments for speculation or trading purposes.

Item 8.	Financial Statements and Supplementary Data.

INDEX TO THE FINANCIAL STATEMENTS

TARGACEPT, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Targacept, Inc.

We have audited the accompanying balance sheets of Targacept, Inc. as of December 31, 2012 and 2011, and the related statements of comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Targacept, Inc. at December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Targacept, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2013 expressed an unqualified opinion thereon.

/s/     Ernst & Young LLP

Raleigh, North Carolina

March 15, 2013

TARGACEPT, INC.

BALANCE SHEETS

(in thousands, except share and par value amounts)

	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$82,240	$107,283
Investments in marketable securities—short term	42,721	87,721
Receivables from collaborations and other	1,380	218
Prepaid expenses	1,402	2,995

Total current assets	127,743	198,217
Investments in marketable securities—long term	59,966	54,266
Property and equipment, net	1,639	5,035
Intangible assets	115	132
Other assets	116	476

Total assets	$189,579	$258,126

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,056	$3,489
Accrued expenses	6,085	16,167
Current portion of long-term debt	851	1,241
Current portion of deferred revenue	2,357	57,714

Total current liabilities	11,349	78,611
Long-term debt, net of current portion	1,136	1,986
Deferred revenue, net of current portion	1,179	3,241

Total liabilities	13,664	83,838
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value, 100,000,000 shares authorized; 33,615,081 and 33,383,403 shares issued and outstanding at December 31, 2012 and December 31 2011, respectively	34	33
Preferred stock, $0.001 par value, 5,000,000 shares authorized; 0 shares issued and outstanding at December 31, 2012 and 2011	—	—
Capital in excess of par value	409,608	401,149
Accumulated other comprehensive income	201	36
Accumulated deficit	(233,928)	(226,930)

Total stockholders’ equity	175,915	174,288

Total liabilities and stockholders’ equity	$189,579	$258,126

See accompanying notes.

TARGACEPT, INC.

STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands, except share and per share amounts)

	Year ended December 31,
	2012	2011	2010
Operating revenues:
License fees and milestones from collaborations	$57,420	$96,979	$83,380
Grant revenue	440	658	2,333

Net operating revenues	57,860	97,637	85,713
Operating expenses:
Research and development (including stock-based compensation of $3,792, $4,885 and $2,768 in 2012, 2011 and 2010, respectively)	49,087	95,215	64,546
General and administrative (including stock-based compensation of $3,956, $3,628 and $2,169 in 2012, 2011 and 2010, respectively)	13,193	12,167	8,052
Reduction in force (including stock-based compensation of $98 in 2012)	3,718	—	—

Total operating expenses	65,998	107,382	72,598

(Loss) income from operations	(8,138)	(9,745)	13,115
Other income (expense):
Interest income	1,070	1,348	1,463
Gain on sale of property and equipment	55	—	—
Interest expense	(86)	(132)	(153)

Total other income (expense)	1,039	1,216	1,310

(Loss) income before income taxes	(7,099)	(8,529)	14,425
Income tax benefit (expense)	101	—	(3,526)

Net (loss) income	$(6,998)	$(8,529)	$10,899

Basic net (loss) income per share	$(0.21)	$(0.27)	$0.38

Diluted net (loss) income per share	$(0.21)	$(0.27)	$0.36

Weighted average common shares outstanding—basic	33,476,316	31,637,283	28,543,408

Weighted average common shares outstanding—diluted	33,476,316	31,637,283	30,150,324

Net (loss) income	$(6,998)	$(8,529)	$10,899
Unrealized gain (loss) on available-for-sale securities, net	165	(189)	225

Comprehensive (loss) income	$(6,833)	$(8,718)	$11,124

See accompanying notes.

TARGACEPT, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

			Capital in Excess of Par Value	Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Common Stock
	Shares	Amount
Balances at January 1, 2010	28,226,829	$28	$298,263	$—	$(229,300)	$68,991
Issuance of common stock related to exercise of stock options	643,862	1	3,291	—	—	3,292
Stock-based compensation	—	—	4,937	—	—	4,937
Excess tax deductions from stock-based compensation	—	—	3,503	—	—	3,503
Net change in unrealized holding gain on available-for-sale marketable securities	—	—	—	225	—	225
Net income	—	—	—	—	10,899	10,899

Comprehensive income	—	—	—	—	—	11,124

Balances at December 31, 2010	28,870,691	29	309,994	225	(218,401)	91,847
Issuance of common stock related to exercise of stock options	305,395	—	1,802	—	—	1,802
Stock-based compensation	—	—	8,513	—	—	8,513
Net proceeds from public stock offering	4,207,317	4	80,840	—	—	80,844
Net change in unrealized holding gain on available-for-sale marketable securities	—	—	—	(189)	—	(189)
Net loss	—	—	—	—	(8,529)	(8,529)

Comprehensive loss	—	—	—	—	—	(8,718)

Balances at December 31, 2011	33,383,403	33	401,149	36	(226,930)	174,288
Issuance of common stock related to exercise of stock options	231,678	1	613	—	—	614
Stock-based compensation	—	—	7,846	—	—	7,846
Net change in unrealized holding gain on available-for-sale marketable securities, net of taxes	—	—	—	165	—	165
Net loss	—	—	—	—	(6,998)	(6,998)

Comprehensive loss	—	—	—	—	—	(6,833)

Balances at December 31, 2012	33,615,081	$34	$409,608	$201	$(233,928)	$175,915

See accompanying notes.

TARGACEPT, INC.

STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2012	2011	2010
Operating activities
Net (loss) income	$(6,998)	$(8,529)	$10,899
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Recognition of deferred revenue	(57,860)	(97,439)	(83,767)
Amortization of premium on marketable securities, net	937	911	416
Depreciation and amortization	2,212	2,480	1,997
Stock-based compensation expense	7,846	8,513	4,937
Excess tax benefits from stock-based compensation	—	—	(3,503)
Gain on disposal of property and equipment	(55)	—	—
Income tax benefit from other comprehensive income	(101)	—	—
Changes in operating assets and liabilities:
Receivables from collaborations	(1,162)	620	200,963
Other assets	2,017	(443)	(1,815)
Accounts payable, license fees payable and accrued expenses	(11,515)	4,419	(3,802)
Deferred license fee revenue	440	5,750	11,973

Net cash (used in) provided by operating activities	(64,239)	(83,718)	138,298

Investing activities
Purchase of investments in marketable securities	(120,972)	(156,253)	(144,012)
Proceeds from sale of investments in marketable securities	159,538	100,012	84,481
Purchase of property and equipment	(333)	(1,431)	(3,311)
Proceeds from sale of property and equipment	1,589	5	43

Net cash provided by (used in) investing activities	39,822	(57,667)	(62,799)

Financing activities
Proceeds from issuance of long-term debt	—	2,132	1,228
Principal payments on long-term debt	(1,240)	(1,964)	(1,577)
Proceeds from issuance of common stock, net	614	82,646	3,292
Excess tax benefits from stock-based compensation	—	—	3,503

Net cash (used in) provided by financing activities	(626)	82,814	6,446

Net (decrease) increase in cash and cash equivalents	(25,043)	(58,571)	81,945
Cash and cash equivalents at beginning of year	107,283	165,854	83,909

Cash and cash equivalents at end of year	$82,240	$107,283	$165,854

See accompanying notes.

TARGACEPT, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2012

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

Certain reclassifications have been made to the financial statements for the years ended December 31, 2011 and 2010 to conform to the presentation in the financial statements for the year ended December 31, 2012. These reclassifications had no impact on previously reported net loss or stockholders’ equity.

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

The Company determines the appropriate classification of marketable securities at the time of purchase and reevaluates its classification as of each balance sheet date. All marketable securities owned during 2012 and 2011 were classified as available-for-sale. The cost of securities sold is based on the specific identification method. Investments in marketable securities are recorded as of each balance sheet date at fair value, with unrealized gains and, to the extent deemed temporary, unrealized losses included in stockholders’ equity. Interest and dividend income on investments in marketable securities, accretion of discounts and amortization of premiums and realized gains and losses are included in interest income in the statement of comprehensive income (loss).

An investment in marketable securities is considered to be impaired when a decline in fair value below its cost basis is determined to be other than temporary. The Company evaluates whether a decline in fair value of an investment in marketable securities below its cost basis is other than temporary using available evidence. In the event that the cost basis of the investment exceeds its fair value, the Company evaluates, among other factors, the amount and duration of the period that the fair value is less than the cost basis, the financial health of and business outlook for the issuer, including industry and sector performance and operational and financing cash

TARGACEPT, INC.

NOTES TO FINANCIAL STATEMENTS (continued)

DECEMBER 31, 2012

2. Summary of Significant Accounting Policies (continued)

flow factors, overall market conditions and trends, the Company’s intent to sell the investment and whether it is more likely than not the Company would be required to sell the investment before its anticipated recovery. If a decline in fair value is determined to be other than temporary, the Company records an impairment charge in the statement of comprehensive income (loss) and establishes a new cost basis in the investment.

Receivables from Collaborations

Substantially all of the Company’s collaboration revenue is related to the collaboration and alliance agreements discussed in Note 12. A substantial portion of the Company’s receivables from collaborations and other at December 31, 2012 and 2011 is related to the Company’s two collaboration agreements with AstraZeneca AB, one of which remained in effect as of December 31, 2012.

During 2012, 2011, and 2010, the Company recognized revenue of $57,420,000, $96,979,000, and $83,380,000, respectively, or 99%, 99% and 97% of net operating revenues, respectively, from the collaboration and alliance agreements discussed in Note 12.

Long-lived Assets

Property and equipment consists primarily of laboratory equipment, office furniture and fixtures and, prior to December 31, 2012, leasehold improvements and is recorded at historical cost, net of accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets ranging from 3 to 10 years. Laboratory equipment is typically depreciated over 3 to 5 years, office furniture and fixtures are typically depreciated over 5 to 10 years, and leasehold improvements are typically amortized over the lesser of the asset life or the lease term.

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

Research and Development Expense

Research and development costs are expensed as incurred and include direct costs incurred to third parties related to research or development of the Company’s product candidates, salaries of, and stock-based compensation for, personnel involved in research and development activities, contractor fees, administrative expenses and allocations of research and development-related overhead costs. Administrative expenses and research and

TARGACEPT, INC.

NOTES TO FINANCIAL STATEMENTS (continued)

DECEMBER 31, 2012

2. Summary of Significant Accounting Policies (continued)

development-related overhead costs included in research and development expense consist of allocations of facility and equipment lease charges, depreciation and amortization of assets, and insurance, legal and supply costs that are directly related to research and development activities. The Company directly reduces research and development expenses for amounts reimbursed pursuant to the cost-sharing agreements described in Note 12.

Accrued Expenses

The Company records accruals based on estimates of the services received, efforts expended and amounts owed pursuant to contracts with clinical trial sites, contract research organizations and other service providers. In the normal course of business, the Company contracts with third parties to perform various clinical trial and other research and development activities in the ongoing development of potential products. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. Payments under these agreements depend on the performance of services or the achievement of specified events, such as the production of drug substance or clinical trial materials, the recruitment of clinical trial subjects, the completion of portions of a non-clinical study or clinical trial or similar conditions. The objective of the Company’s accrual policy is to match the recording of expenses in its financial statements to the actual services received and efforts expended. As such, expense accruals are recognized based on the Company’s estimate of the degree of completion of the event or events specified in a particular contract as giving rise to a payment.

Credit Risk

Financial instruments that potentially subject the Company to credit risk consist principally of cash, investments in marketable securities and receivables from collaborations. The Company has established guidelines for investment of its cash that are designed to emphasize safety, liquidity and preservation of capital. The Company places its cash and cash equivalents with prominent financial institutions. At December 31, 2012 and 2011, the Company had deposits in excess of federally insured limits of $87,081,000 and $102,412,000, respectively.

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

TARGACEPT, INC.

NOTES TO FINANCIAL STATEMENTS (continued)

DECEMBER 31, 2012

2. Summary of Significant Accounting Policies (continued)

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

TARGACEPT, INC.

NOTES TO FINANCIAL STATEMENTS (continued)

DECEMBER 31, 2012

2. Summary of Significant Accounting Policies (continued)

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

The calculations of Basic EPS and Diluted EPS are set forth in the table below (in thousands, except share and per share amounts):

	Year Ended December 31,
	2012	2011	2010
Basic:
Net (loss) income	$(6,998)	$(8,529)	$10,899

Weighted average common shares—basic	33,476,316	31,637,283	28,543,408

Basic EPS	$(0.21)	$(0.27)	$0.38

Diluted:
Net (loss) income	$(6,998)	$(8,529)	$10,899

Weighted average common shares—basic	33,476,316	31,637,283	28,543,408
Common share equivalents	—	—	1,606,916

Weighted average common shares—diluted	33,476,316	31,637,283	30,150,324

Diluted EPS	$(0.21)	$(0.27)	$0.36

Common share equivalents consist of the incremental common shares that would be outstanding upon the exercise of stock options, calculated using the treasury stock method. For each of the years ended December 31, 2012 and 2011, the Company excluded all common share equivalents from the calculation of Diluted EPS because the Company had a net loss. As a result, Diluted EPS is identical to Basic EPS for those years. If the Company had been in a net income position for the years ended December 31, 2012 and 2011, 4,250,964 and 3,597,530 shares, respectively, subject to outstanding stock options may have been included in the calculation of common share equivalents using the treasury stock method. For the year ended December 31, 2010, a period in which the Company had net income, shares subject to outstanding stock options that were antidilutive and consequently not included in the calculation of common share equivalents totaled 850,683, calculated on a weighted-average basis.

TARGACEPT, INC.

NOTES TO FINANCIAL STATEMENTS (continued)

DECEMBER 31, 2012

2. Summary of Significant Accounting Policies (continued)

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

Stock-Based Compensation

The Company has two stock-based incentive plans, the 2000 Equity Incentive Plan of Targacept, Inc., as amended and restated through March 15, 2006, or the 2000 Plan, and the Targacept, Inc. 2006 Stock Incentive Plan, as amended and restated through March 9, 2011 and further amended on December 7, 2012, or the 2006 Plan. The 2000 Plan and the 2006 Plan, or the Plans, are described more fully in Note 9.

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

TARGACEPT, INC.

NOTES TO FINANCIAL STATEMENTS (continued)

DECEMBER 31, 2012

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

The following tables present the Company’s investments in marketable securities (including those classified on the Company’s balance sheet as cash equivalents) that are measured at fair value on a recurring basis as of December 31, 2012 and 2011, respectively:

December 31, 2012	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
U.S. Treasury and U.S. or state government agency-backed securities	$46,371	$—	$—
Corporate debt securities	—	47,173	—
Municipal bonds	—	2,700	—
Certificates of deposit	10,000	—	—
Accrued interest	443	—	—

Total cash equivalents and marketable securities	$56,814	$49,873	$—

December 31, 2011	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
U.S. Treasury and U.S. or state government agency-backed securities	$69,474	$—	$—
Corporate debt securities	—	75,007	—
Certificates of deposit	13,000	—	—
Accrued interest	506	—	—

Total cash equivalents and marketable securities	$82,980	$75,007	$—

Corporate debt securities and municipal bonds are valued based on various observable inputs such as benchmark yields, reported trades, broker/dealer quotes, benchmark securities and bids.

TARGACEPT, INC.

NOTES TO FINANCIAL STATEMENTS (continued)

DECEMBER 31, 2012

2. Summary of Significant Accounting Policies (continued)

Accumulated Other Comprehensive Income or Loss

Accumulated other comprehensive income or loss, as presented in stockholders’ equity on the Company’s balance sheet, reflects the cumulative net unrealized gains or losses on available-for-sale securities for all periods. The table below reflects changes in accumulated other comprehensive income for the year ended December 31, 2012, in thousands.

Accumulated other comprehensive income, January 1, 2012	$36
Unrealized gain on available-for-sale securities, net	344
Net realized gains on available-for sale securities reclassified out of other comprehensive income	(78)
Income taxes	(101)

Accumulated other comprehensive income, December 31, 2012	$201

3. Investments in Marketable Securities

The following is a reconciliation of amortized cost to fair value of available-for-sale marketable securities (including those classified on the Company’s balance sheet as cash equivalents) held at December 31, 2012 and 2011:

December 31, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Security type
Cash Equivalents
Corporate debt securities	$4,000	$—	$—	$4,000
Marketable Securities—Short term
U.S. Treasury and U.S. or state government agency-backed securities	25,412	27	—	25,439
Corporate debt securities	7,193	16	—	7,209
Certificates of deposit	10,000	—	—	10,000
Accrued interest	73	—	—	73
Marketable Securities—Long term
U.S. Treasury and U.S. or state government agency-backed securities	20,846	86	—	20,932
Corporate debt securities—long term	35,802	177	(15)	35,964
Municipal Bonds	2,689	11	—	2,700
Accrued interest	370	—	—	370

Total available-for-sale marketable securities	$106,385	$317	$(15)	$106,687

TARGACEPT, INC.

NOTES TO FINANCIAL STATEMENTS (continued)

DECEMBER 31, 2012

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

As of December 31, 2012, the Company held investments in marketable securities with unrealized gains of $317,000 and unrealized losses of $15,000. For the investments in an unrealized loss position, the duration of the loss was less than 12 months, and the investments are not considered to be other-than-temporarily impaired.

As of December 31, 2012, the Company’s investments in marketable securities including those classified on its balance sheet as cash equivalents, reach maturity between January 10, 2013 and December 7, 2015, with a weighted average maturity date of approximately April 23, 2014.

4. Property and Equipment

As of the respective dates shown, property and equipment consisted of the following:

	December 31,
	2012	2011
	(in thousands)
Laboratory equipment	$2,628	$12,218
Office furniture and fixtures	2,880	4,254
Leasehold improvements	—	1,395

	5,508	17,867
Less: accumulated depreciation	(3,869)	(12,832)

Property and equipment, net	$1,639	$5,035

The Company recorded $2,195,000, $2,463,000, and $1,979,000 of depreciation expense for the years ended December 31, 2012, 2011 and 2010, respectively. During the year ended December 31, 2012, the Company closed its laboratory operations and completed two reductions in force (see Note 13), which resulted in the sale of laboratory equipment and office furniture and fixtures with a book value of $1,534,000 and a cumulative gain on the sales of $55,000.

TARGACEPT, INC.

NOTES TO FINANCIAL STATEMENTS (continued)

DECEMBER 31, 2012

5. Intangible Assets

As of the respective dates shown, intangible assets consisted of the following:

	December 31,
	2012	2011
	(in thousands)
Patents	$296	$296
Less: accumulated amortization	(181)	(164)

Total	$115	$132

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

6. Accrued Expenses

As of the respective dates shown, accrued expenses consisted of the following:

	December 31,
	2012	2011
	(in thousands)
Clinical trial and preclinical study costs	$5,232	$14,859
Employee compensation	797	1,178
Other	56	130

Total	$6,085	$16,167

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

In March 2008, the Company entered into a loan agreement with a bank that provided borrowing capacity of $5,300,000 to fund the purchase of equipment, furnishings, software and other fixed assets and enable the refinancing of an existing loan facility with another lender. The Company borrowed $4,811,000 upon entering into the loan agreement and borrowed the remaining $489,000 in September 2008. The Company’s March 2008

TARGACEPT, INC.

NOTES TO FINANCIAL STATEMENTS (continued)

DECEMBER 31, 2012

7. Long-term Debt (continued)

borrowing bore interest at a fixed rate of 5.231% per annum and was repayable in equal monthly installments of $112,000 beginning April 1, 2008 through the maturity date of March 1, 2012. The March 2008 borrowing was paid and satisfied in full on March 1, 2012. The Company used $1,679,000 of the proceeds from the March 2008 borrowing to pay and satisfy in full the principal and interest outstanding on two tranches of the existing loan facility with another lender and granted a first priority security interest in favor of the bank in assets previously acquired with the proceeds of those tranches. The Company’s September 2008 borrowing bears interest at a fixed rate of 6.131% per annum and is repayable in equal monthly installments of $11,000 beginning October 1, 2008 through the maturity date of September 1, 2012. The September 2008 borrowing was paid and satisfied in full on August 31, 2012.

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

The Company paid $91,000, $134,000 and $156,000 in interest under notes payable during the years ended December 31, 2012, 2011 and 2010, respectively. Future scheduled maturities of long-term debt were as follows at December 31, 2012 (in thousands):

2013	$851
2014	853
2015	283
2016 and thereafter	—

$1,987

TARGACEPT, INC.

NOTES TO FINANCIAL STATEMENTS (continued)

DECEMBER 31, 2012

8. Income Taxes

For the year ended December 31, 2012, the Company recognized $101,000 of income tax benefit as a result of the application of intraperiod tax allocation provisions of ASC 740, under which the Company is required to consider all items (including items recorded in other comprehensive income) in determining the amount of tax benefit that should be allocated to net loss. The non-cash income tax benefit was offset in full by income tax expense recorded in other comprehensive income. For the year ended December 31, 2011, the Company did not recognize any income tax expense or benefit. For the year ended December 31, 2010, the Company recognized $3,526,000 of income tax expense primarily as a result of the application of ASC 740 to stock-based compensation. Exercises of stock options during year ended December 31, 2010 resulted in tax deductions for stock-based compensation in excess of expense recorded for the stock options under GAAP, resulting in an income tax benefit of $3,503,000. The Company recognized the income tax benefit related to the excess tax deductions as an increase to capital in excess of par value, which based on ASC 740 resulted in an offsetting charge in the same amount to income tax expense. The Company has incurred cumulative net operating losses since inception. For the years shown, components of the Company’s income tax expense (benefit) were as follows:

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Current:
Federal	$—	$—	$3,086
State	—	—	440

Net current income tax (benefit) expense	—	—	3,526

Deferred:
Federal	(1,128)	(6,147)	1,519
State	(718)	(1,095)	(1,321)
Valuation allowance	1,745	7,242	(198)

Net deferred income tax expense (benefit)	(101)	—	—

Net income tax (benefit) expense	$(101)	$—	$3,526

The following is a reconciliation from the federal income tax rate to the Company’s effective tax rate.

	Year Ended December 31,
	2012	2011	2010
Expected federal income tax benefit/expense at statutory rate	35%	35%	35%
Increase (decrease) resulting from:
Research and development credits	—	19	(12)
Stock-based compensation	(15)	(13)	4
State income tax expense, net of federal benefit	2	3	3
Qualifying Therapeutic Drug Project grant	—	—	(3)
Change in unrecognized tax benefit reserves	—	—	(3)
Change in valuation allowance	(25)	(85)	(1)
Other	4	41	1

	1%	—%	24%

TARGACEPT, INC.

NOTES TO FINANCIAL STATEMENTS (continued)

DECEMBER 31, 2012

8. Income Taxes (continued)

At December 31, 2012, 2011 and 2010, the Company had net operating loss carryforwards for federal income tax purposes of $187,752,000, $135,860,000, and $39,011,000, respectively, and for state income tax purposes of $176,296,000, $134,470,000 and $76,178,000, respectively. At December 31, 2012, 2011 and 2010, the Company had research and development income tax credit carryforwards for federal income tax purposes of $10,762,000, $10,778,000 and $9,556,000, respectively. The Company had research and development income tax credit carryforwards for state income tax purposes of $587,000 at December 31, 2012, 2011 and 2010. The federal net operating loss carryforwards begin to expire in 2024. The state net operating loss carryforwards begin to expire in 2019. The federal and state research and development tax credits begin to expire in 2021.

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company’s net deferred tax assets relate principally to its recognition of deferred license fees from collaborations, research and development tax credits and net operating loss carryforwards. A valuation allowance has been recognized to offset the deferred tax assets. If and when recognized, the tax benefit for those items will be reflected in the period in which the benefit is recorded as a reduction of income tax expense. However, in the event the Company has excess tax deductions related to the exercise of stock options, the tax benefit will be reflected as an increase to capital in excess of par value. The utilization of the loss carryforwards to reduce future income taxes will depend on the Company’s ability to generate sufficient taxable income prior to the expiration of the net operating loss carryforwards. The valuation allowance increased by $1,745,000 and $7,242,000 for the years ended December 31, 2012 and 2011, respectively. For the year ended December 31, 2010, the valuation allowance decreased by $198,000.

As of the respective dates shown, significant components of the Company’s deferred tax assets (liabilities) were as follows:

	December 31,
	2012	2011
	(in thousands)
Deferred tax assets:
Collaboration revenue	$1,341	$21,193
Research and development tax credit	10,033	10,049
Net operating loss carryforward	65,935	45,901
Patents	1,798	1,968
Stock-based compensation	5,260	3,509
Other	94	48

Total gross deferred tax assets	84,461	82,668
Valuation allowance	(84,101)	(82,356)

Net deferred tax asset	360	312
Deferred tax liabilities
Equipment and other	(360)	(312)

Net deferred tax asset	$—	$—

TARGACEPT, INC.

NOTES TO FINANCIAL STATEMENTS (continued)

DECEMBER 31, 2012

8. Income Taxes (continued)

As of December 31, 2012, the Company had cumulative tax deductions from exercises of stock options in excess of expense recorded for the stock options under GAAP. The $7,540,000 benefit of these excess tax deductions had not begun to be realized as of December 31, 2012 because the Company incurred operating losses in the years the respective stock options were exercised and has incurred cumulative net operating losses since inception. Accordingly, the tax benefit will not be recognized as an increase to capital in excess of par value unless and until the excess deductions reduce income taxes payable.

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

A reconciliation of beginning and ending unrecognized tax benefits is as follows (in thousands).

Balance at January 1, 2010	$1,886
Decreases based on tax positions related to prior years	(412)

Balance at December 31, 2010	1,474
Additions (decreases) based on tax positions related to current and prior years	—

Balance at December 31, 2011	1,474
Additions (decreases) based on tax positions related to current and prior years	—

Balance at December 31, 2012	$1,474

None of the unrecognized tax benefits would, if recognized, affect the effective tax rate because the Company has recorded a valuation allowance to fully offset federal and state deferred tax assets. The Company has no tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease during 2013. No interest or penalties with respect to unrecognized tax positions are recognized in the statement of comprehensive income (loss) for any of the years ended December 31, 2012, 2011 or 2010.

Because the Company has incurred cumulative net operating losses since inception, all tax years remain open to examination by U.S. federal, North Carolina and Massachusetts tax authorities. An examination of the Company’s 2006 federal income tax return was completed in 2009 with no adjustments. An examination of the Company’s 2009, 2008, 2007, and 2006 North Carolina income tax returns was completed in 2012 with no material adjustments.

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

TARGACEPT, INC.

NOTES TO FINANCIAL STATEMENTS (continued)

DECEMBER 31, 2012

9. Stock-Based Incentive Plans

The 2000 Plan became effective in August 2000. The 2006 Plan became effective in April 2006 and is the successor equity incentive program to the 2000 Plan. All shares previously reserved under the 2000 Plan and not subject to outstanding awards under the 2000 Plan are now reserved for grant under the 2006 Plan. As of December 31, 2012, the number of shares authorized for issuance under the Plans was 7,282,078, of which 854,557 shares remained available for grant.

Awards may be made with respect to the 2006 Plan, or may have been made with respect to both Plans, to participants under the Plans in the form of incentive and nonqualified stock options, restricted stock, stock appreciation rights, stock awards, and performance awards. Eligible participants under the Plans include employees, directors and certain independent contractors, consultants or advisors of the Company or a related corporation. Awards made under the Plans have vesting periods that are determined at the discretion of the administrator and range from 0 to 5 years and most commonly have 10-year contractual terms or, in some cases, shorter terms designed to comply with Section 409A of the Internal Revenue Code. The exercise price of stock options granted under the Plans may not be less than 100% of the fair market value of the common stock on the date of grant, as determined by the administrator.

In addition to awards made under the Plans, on December 3, 2012, the Company granted a nonqualified option to purchase 400,000 shares of its common stock pursuant to an employment agreement entered into by the Company in connection with the hire of its president and chief executive officer. The option, which was not granted pursuant to a Plan, has similar terms to nonqualified stock options granted under the 2006 Plan.

Under ASC 718, the Company recognizes the grant date fair value of stock options issued to employees and non-employee directors over the requisite service periods, which are typically the vesting periods. The Company uses the Black-Scholes-Merton formula to estimate the fair value of its stock-based payments. The volatility assumption used in the Black-Scholes-Merton formula is primarily based on the Company’s implied volatility, the calculated historical volatility of twelve to sixteen benchmark companies in the Company’s industry that have been identified as comparable public entities, the Company’s historical volatility and the implied volatility of the same benchmark companies. The expected term for stock options granted during 2012, 2011 and 2010 is based on historical analysis. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

The following table illustrates the weighted average assumptions for the Black-Scholes-Merton model used in determining the fair value of stock options granted as of the respective dates shown:

	Year ended December 31,
	2012	2011	2010
Dividend yield	—	—	—
Risk-free interest rate	1.0%	2.5%	2.9%
Volatility	69%	67%	75%
Expected term	6.16 years	6.00 years	6.27 years

During 2012, the Company partially accelerated the vesting of, and/or extended the permitted period for exercise for, some outstanding stock options held by several executive and non-executive employees who departed the Company. These modifications resulted in incremental compensation cost recorded by the Company for the year ended December 31, 2012 of $1,397,000.

TARGACEPT, INC.

NOTES TO FINANCIAL STATEMENTS (continued)

DECEMBER 31, 2012

9. Stock-Based Incentive Plans (continued)

A summary of option activity and changes during the year ended December 31, 2012 appears below.

	Shares Subject to Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
				(in thousands)
Outstanding at January 1, 2012	3,779,866	$14.51
Granted	1,713,835	4.54
Forfeited	(892,219)	16.38
Exercised	(231,678)	2.65

Outstanding at December 31, 2012	4,369,804	$10.84	6.3 years	$624,538

Vested and exercisable at December 31, 2012	2,802,294	$11.80	4.7 years	$608,091

The weighted average grant date fair value of options granted during the years ended December 31, 2012, 2011, and 2010 was $2.98, $15.87 and $13.46, respectively. The total intrinsic value of options exercised during the years ended December 31, 2012, 2011, and 2010 was $471,680, $6,082,000, and $11,527,000, respectively.

A summary of the status of non-vested stock options outstanding as of December 31, 2012 and changes during the year ended December 31, 2012 appears below.

	Shares Subject to Options	Weighted Average Grant-Date Fair Value Per Share
Non-vested at January 1, 2012	1,376,081	$13.28
Granted	1,713,835	2.98
Vested	(891,443)	8.80
Forfeited	(630,963)	10.15

Non-vested at December 31, 2012	1,567,510	$5.84

As of December 31, 2012, there was $9,153,000 of total unrecognized compensation expense related to non-vested stock-based compensation arrangements, before considering forfeitures. That cost is expected to be recorded over a weighted average period of 3.14 years. The total fair value of shares subject to stock-based compensation arrangements that vested during the years ended December 31, 2012, 2011, and 2010 was $7,836,000, $8,481,000 and $4,396,000, respectively.

The Company had 4,369,804 and 3,779,866 shares of common stock reserved for future issuance upon the exercise of outstanding stock options at December 31, 2012 and 2011, respectively.

TARGACEPT, INC.

NOTES TO FINANCIAL STATEMENTS (continued)

DECEMBER 31, 2012

10. Commitments and Contingencies

Leases

On March 1, 2002, the Company entered into an agreement with Wake Forest University Health Sciences (WFUHS) to lease an office and research facility in Winston-Salem, North Carolina with an initial term that extended through July 31, 2007. The lease contained a renewal option for up to one additional five-year term, with a rental rate for the renewal term similar to the initial term. From 2005 to 2012, the terms of the lease were amended to, among other things, adjust and readjust the amount of rental space and include a second renewal term, exercisable at the Company’s option, at the then-existing market rate for similar space in the Piedmont Triad in North Carolina. The Company exercised its first renewal option in January 2007 and, as a result, the lease extended until July 31, 2012. Effective July 31, 2012, the Company and WFUHS further amended the lease to extend the lease term until the end of 2012, reduce the space leased by the Company from approximately 79,000 square feet to 48,318 square feet and reduce the monthly rent payable by the Company by approximately 37% to $131,141. The Company’s lease with WFUHS expired on December 31, 2012.

On December 4, 2012, the Company entered into an agreement with B/E Aerospace, Inc. to sublease approximately 18,282 square feet of office space in Winston-Salem, North Carolina. The term of the sublease began on January 1, 2013 and ends on December 30, 2015. The monthly rent payable by the Company under the sublease is approximately $22,000 for the first year, subject to escalation of approximately 3% for each subsequent year of the term. The sublease is subject to the terms and conditions of the prime lease covering the subleased space between B/E Aerospace and its landlord, SL Winston-Salem LLC.

The Company has entered into various other lease agreements, primarily for storage space and equipment. Rent expense incurred by the Company under the office lease and other operating leases was $2,819,000, $2,575,000 and $2,003,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

The following table illustrates expected future lease payments under all operating leases (in thousands):

2013	556
2014	507
2015	327
2016
2017 and thereafter	—

$1,390

Employment Arrangements

The Company has entered into employment agreements with some of its executive officers. Under the agreements, if the Company terminates the employment of the executive officer other than for just cause or if the executive officer terminates his employment for good reason, in each case as that term is defined in the agreement, the executive officer is entitled, among other things, to receive severance equal to his current base salary for from up to nine to 18 months following termination, depending on the executive and the circumstances of termination. The executive officer would also be entitled to continuation of the health and life insurance benefits coverage provided to him as of the date of termination for the period during which he receives severance.

Under an employment agreement with the Company’s former chief executive officer, the Company has agreed to pay severance equal to the departing executive’s regular base salary as of May 31, 2012 and continue

TARGACEPT, INC.

NOTES TO FINANCIAL STATEMENTS (continued)

DECEMBER 31, 2012

10. Commitments and Contingencies (continued)

the departing executive’s health and life insurance benefits coverage provided to him as of May 31, 2012 for twelve months, representing an aggregate estimated amount of $506,000 that the Company recorded as general and administrative expense for the year ended December 31, 2012.

11. Retirement Savings Plan

The Company has a 401(k) retirement plan in which all of its employees are eligible to participate. The Company contributed $454,000, $535,000, and $487,000 to the plan for the years ended December 31, 2012, 2011 and 2010, respectively. The Company matched employee contributions to the plan, on a per employee basis, up to 4% of each employee’s wages for the years ended December 31, 2012, 2011 and 2010.

12. Strategic Alliance and Collaboration Agreements

AstraZeneca AB

In December 2005, the Company entered into a collaborative research and license agreement with AstraZeneca AB that was initially focused in cognitive disorders. In March 2013, the Company and AstraZeneca amended the agreement. As amended, the agreement permits AstraZeneca to pursue development and commercialization of compounds that it has licensed from the Company in any therapeutic area.

The Company is eligible to receive license fees and milestone payments under the agreement. The amount of license fees and milestone payments depends on the timing and achievement of specified milestone events.

AstraZeneca paid the Company an initial fee of $10,000,000 in February 2006. Based on the agreement terms, the Company allocated $5,000,000 of the initial fee to the research collaboration, which the Company recognized as revenue on a straight-line basis over the four-year term of the research collaboration. The Company deferred recognition of the remaining $5,000,000 of the initial fee, which was allocated to grants of licenses to develop and commercialize the Company’s product candidate TC-1734 (also known as AZD3480), until December 2006, when AstraZeneca made a determination to proceed with further development of TC-1734. As a result, in the first quarter of 2007, the Company began recognizing the $5,000,000 of the initial fee that it had previously deferred as revenue on a straight-line basis over the estimated development period for TC-1734. In July 2009, based on feedback received from AstraZeneca regarding its development plans for TC-1734 as a treatment for attention deficit/hyperactivity disorder, or ADHD, the Company extended its estimate of the development period for TC-1734 to continue through 2013 and began recognizing the part of the $5,000,000 portion of the initial fee not yet recognized as of April 1, 2009 into revenue on a straight-line basis over the remaining estimated development period. In September 2010, the Company and AstraZeneca amended the agreement to enable the Company to conduct a clinical trial of TC-1734 in mild to moderate Alzheimer’s disease and to provide for respective roles and responsibilities and associated financial terms for such a study. Under the 2010 amendment, the Company received from AstraZeneca $500,000 in October 2010, $2,000,000 in September 2011 and $3,500,000 in December 2011.

As of December 31, 2012, the Company was recognizing both the portion of the $5,000,000 of the initial fee attributable to TC-1734 license grants not yet recognized and the payments received under the amendment into revenue on a straight-line basis over the period of the Company’s substantive performance obligations under the agreement, as amended. In March 2013, AstraZeneca exercised its right to terminate TC-1734 from the collaboration. As a result, the Company expects to recognize into revenue in 2013 the portion of these amounts not yet recognized as of the date of AstraZeneca’s action, totaling $3,536,000. The Company recognized an aggregate of $2,946,000, $1,192,000, and $641,000 of the initial fee and the payments received under the amendment as revenue for the years ended December 31, 2012, 2011, and 2010, respectively.

TARGACEPT, INC.

NOTES TO FINANCIAL STATEMENTS (continued)

DECEMBER 31, 2012

12. Strategic Alliance and Collaboration Agreements (continued)

The Company is eligible to receive additional payments from AstraZeneca if specified milestone events under the agreement are achieved for the Company’s product candidate AZD1446. The amounts of the contingent milestone payments vary depending on the applicable indication pursued and range from an additional $7,000,000 to $14,000,000 if development milestone events are achieved, an additional $8,000,000 to $10,000,000 if a regulatory milestone event is achieved, up to an additional $12,000,000 to $49,000,000 if first commercial sale milestone events are achieved and, in specified circumstances, up to an additional $30,000,000 if sales-related milestone events are achieved. If regulatory approval is achieved for AZD1446 for any indication, the Company is also eligible to receive stepped royalties on any sales of AZD1446 for that indication or any other indication. If AZD1446 is subsequently developed under the agreement for other indications, the Company would also be eligible to receive contingent milestone payments of up to $35,000,000 for each successive indication, if development, regulatory and first detail milestone events are achieved. Based solely on projected activities and timelines, the Company expects that the maximum amount of contingent milestone payments that could conceivably be earned during 2013 with respect to AZD1446 is $2,000,000, if a development milestone event is achieved. The likelihood that the Company will earn that milestone amount or achieve any particular milestone event with respect to AZD1446 in 2013 or in any future period is uncertain, and the Company may not earn any milestone amount or achieve any milestone event with respect to AZD1446 in 2013 or ever.

The Company considers that each of the potential milestone events under the agreement with respect to AZD1446 would be substantive because the applicable criteria of its revenue recognition policy (see Note 2) would be satisfied.

The Company and AstraZeneca conducted a multi-year preclinical research collaboration under the agreement. The term of the research collaboration expired in January 2010 and, as a result, the Company did not recognize any collaboration research and development revenue for the years ended December 31, 2012, 2011 or 2010.

In October 2007, the Company provided notice under the agreement offering AstraZeneca the right to license its product candidate TC-5619 for specified conditions characterized by cognitive impairment. Based on a subsequent election by AstraZeneca made under the terms of the agreement, AstraZeneca paid the Company $2,000,000 and the Company agreed to develop TC-5619 independently through completion of Phase 1 clinical development and a Phase 2 clinical proof of concept clinical trial in accordance with a mutually acceptable development plan, following which AstraZeneca would have the right to license TC-5619 on terms specified in the agreement (as it was amended in April 2010 as described below). The Company recognized the $2,000,000 payment as revenue on a straight-line basis over the period estimated from time to time for the Company’s research and development obligations for TC-5619 under the agreement. In April 2010, the Company and AstraZeneca amended the agreement to modify the terms applicable to TC-5619. In conjunction with the amendment, the Company and AstraZeneca agreed to an expanded development program for TC-5619 and the Company received a payment of $11,000,000 to maintain AstraZeneca’s option to license TC-5619. The Company recorded the $11,000,000 payment as deferred revenue and recognized it as revenue on a straight-line basis over the period estimated from time to time for the Company’s research and development obligations for TC-5619 under the agreement. The Company completed its research and development obligations for TC-5619 under the agreement in the second quarter of 2011. Accordingly, the Company recognized all of the $2,000,000 and $11,000,000 payments related to TC-5619 received from AstraZeneca into revenue by June 30, 2011. The Company recognized $4,801,000 and $6,564,000 of the payments as revenue for the years ended December 31, 2011 and 2010, respectively. In late April 2011, the Company received notice from AstraZeneca that it had determined not to exercise its license option.

TARGACEPT, INC.

NOTES TO FINANCIAL STATEMENTS (continued)

DECEMBER 31, 2012

12. Strategic Alliance and Collaboration Agreements (continued)

The Company has received payments upon achievement of milestone events under the agreement that it recognized in full as revenue upon achievement because the event met each of the conditions required for immediate recognition under its revenue recognition policy (see Note 2). In particular, the Company received a $10,000,000 payment from AstraZeneca in July 2009 based on achievement of the objective in a completed Phase 2 clinical trial of TC-1734 in adults with ADHD, a milestone event under an amendment to the agreement. Under the terms of an existing sponsored research agreement and subsequent license agreement between the Company and University of Kentucky Research Foundation, or UKRF, the Company made a payment of $350,000 to UKRF in January 2010 as a result of the $10,000,000 payment received from AstraZeneca. The Company has also received cumulative payments from AstraZeneca of $2,600,000 based on the achievement of milestone events related to the development of product candidates arising under the parties’ completed preclinical research collaboration, including AZD1446.

AstraZeneca has paid the Company an aggregate of $88,120,000 under the agreement since its inception. As of December 31, 2012, $3,536,000 of the amounts received remained to be recognized into revenue in future periods.

Prior Collaboration Agreement

In December 2009, the Company entered into a collaboration and license agreement with AstraZeneca AB for the global development and commercialization of TC-5214 as a treatment for major depressive disorder. Under the agreement, AstraZeneca made an upfront payment to the Company of $200,000,000. The Company recorded the upfront payment made by AstraZeneca as deferred revenue and began recognizing the payment as revenue on a straight-line basis over the estimated period of the Company’s substantive performance obligations under the agreement, or approximately 33 months after the agreement date. The Company recognized $54,473,000 of the upfront payment as revenue for the year ended December 31, 2012 and $72,565,000 for each of the years ended December 31, 2011 and 2010. Under the terms of an existing license agreement, the Company paid $16,000,000 to University of South Florida Research Foundation, in February 2011 based on the Company’s receipt of the upfront payment from AstraZeneca

The Company and AstraZeneca jointly designed a program for the global development of TC-5214 as an adjunct therapy and as a “switch” monotherapy, in each case in patients with major depressive disorder who do not respond adequately to initial antidepressant treatment. AstraZeneca was responsible for 80% and the Company was responsible for 20% of the costs of this program, except that AstraZeneca was responsible for 100% of development costs that were required only for countries outside the United States and the European Union. In addition, for each of the Company and AstraZeneca, costs that were not contemplated at execution to be part of the program were in some cases excluded from the cost-sharing arrangement.

The Company’s portion of the costs of the TC-5214 development program was $2,175,000, $32,046,000 and $10,771,000 for the years ended December 31, 2012, 2011 and 2010, respectively. AstraZeneca’s allocable portion of the program costs paid by the Company was $127,000, $336,000 and $2,023,000 for the years ended December 31, 2012, 2011 and 2010, respectively. AstraZeneca’s allocable portion of the program costs paid by the Company is reflected in the Company’s financial statements as a reduction to research and development expense.

In the first quarter of 2012, the Company and AstraZeneca announced that, based on the totality of the results of the Phase 3 development program for TC-5214, a regulatory filing for TC-5214 as an adjunct therapy for major depressive disorder would not be pursued. Also in the first quarter of 2012, the Company reported that the Company and AstraZeneca determined to discontinue a Phase 2b clinical trial of TC-5214 as a “switch” monotherapy. The determinations to not pursue a regulatory filing for TC-5214 as an adjunct therapy for major

TARGACEPT, INC.

NOTES TO FINANCIAL STATEMENTS (continued)

DECEMBER 31, 2012

12. Strategic Alliance and Collaboration Agreements (continued)

depressive disorder and to discontinue the Phase 2b clinical trial of TC-5214 as a “switch” monotherapy resulted in a change in the estimated period of the Company’s substantive performance obligations under the agreement, and the Company revised the revenue recognition period for the upfront payment accordingly.

In April 2012, the Company received notice of termination of the agreement from AstraZeneca. By the terms of the agreement, the termination became effective in late May 2012. As a result, the Company recognized into revenue the portion of the upfront payment previously received and not yet recognized as of the notice of termination date and the entire upfront payment was recognized into revenue by June 30, 2012. Final activities in the TC-5214 program in major depressive disorder wound down after termination and were completed during the fourth quarter of 2012.

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

Under the agreement and a related stock purchase agreement, GlaxoSmithKline made an initial payment to the Company of $20,000,000 and purchased 1,275,502 shares of the Company’s common stock for an aggregate purchase price of $15,000,000 on July 27, 2007. The purchase price paid by GlaxoSmithKline reflected an aggregate deemed premium of $3,521,000, based on the closing price of the Company’s common stock on the trading day immediately preceding the date that the agreements were signed and announced. The Company deferred recognition of both the initial payment made by GlaxoSmithKline and the deemed premium paid for the shares of the Company’s common stock purchased by GlaxoSmithKline and began recognizing both amounts into revenue on a straight-line basis over the nine-year period of the Company’s research and early development obligations estimated at inception of the agreement. The Company recognized $2,613,000 of the initial payment and deemed premium as revenue for the year ended December 31, 2010.

In December 2007, the Company received a $6,000,000 payment from GlaxoSmithKline upon the achievement of a specified milestone event under the agreement. The Company determined the payment did not meet each of the conditions of its revenue recognition policy (see Note 2) required for recognition of the full amount into revenue upon achievement of the milestone. Specifically, based on the progress as of inception of the agreement of the product candidate to which the payment related, there was not substantive uncertainty regarding achievement of the milestone event within the meaning of the Company’s revenue recognition policy. Accordingly, the Company recorded the payment as deferred revenue and began recognizing it into revenue on a straight-line basis over the remaining portion of the nine-year period of the Company’s research and early development obligations estimated at inception of the agreement. The Company recognized $692,000 of the payment as revenue for the year ended December 31, 2010.

As a result of its receipt in February 2011 of notice of termination of the agreement, the Company recognized the remaining $18,421,000 of the payments discussed above that had not previously been recognized into revenue for the first quarter of 2011 in accordance with its revenue recognition policy (see Note 2).

TARGACEPT, INC.

NOTES TO FINANCIAL STATEMENTS (continued)

DECEMBER 31, 2012

13. Reductions In Force

On April 25, 2012, the Company announced a reduction in force as part of a plan to focus its resources on its clinical programs and select preclinical opportunities. The restructuring was completed in the second quarter of 2012. The Company recorded as expense and paid $2,312,000 in severance and other charges related to the reduction in force for the year ended December 31, 2012. Upon the completion of the restructuring, the Company’s workforce was reduced by 65 employees, or approximately 46%.

On October 8, 2012, the Company announced a further reduction in force and the closing of its laboratory operations. Both of these actions were completed in the fourth quarter of 2012. The Company recorded as expense and paid $1,406,000 in severance and other charges related to the reduction in force for the year ended December 31, 2012. Upon the completion of the restructuring, the Company’s workforce was further reduced by 27 employees, or approximately 38%.

14. Selected Quarterly Financial Data (unaudited)

	2012 Quarter
	First	Second	Third	Fourth
	(in thousands, except share and per share amounts)
Net operating revenues	$22,857	$33,645	$768	$590
Income (loss) from operations	1,986	14,234	(8,098)	(16,260)
Net income (loss)	2,259	14,492	(7,879)	(15,870)
Basic net income (loss) per share(1)	$0.07	$0.43	$(0.24)	$(0.47)
Diluted net income (loss) per share(1)	$0.07	$0.43	$(0.24)	$(0.47)
Weighted average common shares outstanding—basic	33,390,286	33,409,341	33,494,106	33,609,867
Weighted average common shares outstanding—diluted	33,822,010	33,638,629	33,494,106	33,609,867

	2011 Quarter
	First	Second	Third	Fourth
	(in thousands, except share and per share amounts)
Net operating revenues	$38,994	$20,743	$18,955	$18,945
Income (loss) from operations	12,302	(2,571)	(9,331)	(10,145)
Net income (loss)	12,587	(2,257)	(9,054)	(9,805)
Basic net income (loss) per share(1)	$0.43	$(0.07)	$(0.27)	$(0.29)
Diluted net income (loss) per share(1)	$0.41	$(0.07)	$(0.27)	$(0.29)
Weighted average common shares outstanding—basic	28,996,060	30,725,227	33,377,874	33,382,640
Weighted average common shares outstanding—diluted	30,399,750	30,725,227	33,377,874	33,382,640

(1)	Per common share amounts for the quarters and full years have been calculated separately. Accordingly, the sum of quarterly amounts may not equal the annual amount because of differences in the weighted average common shares outstanding during each period, principally due to the effect of share issuances by the Company during the year.

(2)	Diluted weighted average common shares outstanding are identical to basic weighted average common shares outstanding and Diluted EPS is identical to Basic EPS for the third and fourth quarters of 2012 and for the second, third and fourth quarter of 2011 because common share equivalents are excluded from the calculations of diluted weighted average common shares outstanding for those quarters, as their effect is antidilutive.

TARGACEPT, INC.

NOTES TO FINANCIAL STATEMENTS (continued)

DECEMBER 31, 2012

15. Subsequent Event

In March 2013, the Company and AstraZeneca amended their collaborative research and license agreement as discussed in Note 12.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may lessen. Our management, including our chief executive officer and chief financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2012 using the criteria established in a report entitled “Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission” and in accordance with the interpretive guidance issued by the SEC in Release No. 34-55929. Based on its assessment, our management concluded that, as of December 31, 2012, our internal control over financial reporting was effective.

Our independent registered public accounting firm has issued an audit report on the effectiveness of our internal control over financial reporting as of December 31, 2012. The report appears below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Targacept, Inc.

We have audited Targacept, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Targacept, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Targacept, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Targacept, Inc. as of December 31, 2012 and 2011, and the related statements of comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2012 and our report dated March 15, 2013 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

Raleigh, North Carolina

March 15, 2013

(c) Changes in Internal Controls. No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Information called for by this Item may be found in our definitive Proxy Statement in connection with our 2013 Annual Meeting of Stockholders to be filed with the SEC under the captions “Board of Directors and Management,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated by reference in this Item 10.

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

Information called for by this Item may be found in our definitive Proxy Statement in connection with our 2013 Annual Meeting of Stockholders to be filed with the SEC under the captions “Executive Compensation” and “Corporate Governance” and is incorporated by reference in this Item 11.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information called for by this Item may be found in our definitive Proxy Statement in connection with our 2013 Annual Meeting of Stockholders to be filed with the SEC under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” and is incorporated by reference in this Item 12.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Information called for by this Item may be found in our definitive Proxy Statement in connection with our 2013 Annual Meeting of Stockholders to be filed with the SEC under the captions “Certain Relationships and Related Person Transactions” and “Corporate Governance” and is incorporated by reference in this Item 13.

Item 14.	Principal Accounting Fees and Services.

Information called for by this Item may be found in our definitive Proxy Statement in connection with our 2013 Annual Meeting of Stockholders to be filed with the SEC under the caption “Independent Registered Public Accounting Firm Fee Information and Audit Committee Pre-Approval Policy” and is incorporated by reference in this Item 14.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements. For a list of the financial statements included in this annual report, see “Index to the Financial Statements” on page .

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

Date: March 15, 2013	Targacept, Inc.

	By:	/S/ STEPHEN A. HILL
Stephen A. Hill
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ STEPHEN A. HILL Stephen A. Hill	Chief Executive Officer, President and Director (principal executive officer)	March 15, 2013

/S/ ALAN A. MUSSO Alan A. Musso	Senior Vice President, Finance and Administration, Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)	March 15, 2013

/S/ MARK SKALETSKY Mark Skaletsky	Chairman of the Board of Directors	March 15, 2013

/S/ M. JAMES BARRETT M. James Barrett	Director	March 15, 2013

/S/ CHARLES A. BLIXT Charles A. Blixt	Director	March 15, 2013

/S/ JULIA R. BROWN Julia R. Brown	Director	March 15, 2013

G. Steven Burrill	Director

/S/ ERROL B. DE SOUZA Errol B. De Souza	Director	March 15, 2013

/S/ ALAN W. DUNTON Alan W. Dunton	Director	March 15, 2013

/S/ JOHN P. RICHARD John P. Richard	Director	March 15, 2013

/S/ RALPH SNYDERMAN Ralph Snyderman	Director	March 15, 2013

EXHIBIT INDEX

Exhibit Number	Description

3.1	Fourth Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8, as filed with the SEC on May 8, 2006 (Registration No. 333-133881))

3.2	Bylaws of the Company, as amended and restated January 9, 2009 and further amended effective as of August 6, 2009 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on August 11, 2009)

4.1	Specimen common stock certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 3 to the Company’s Registration Statement on Form S-1, as filed with the SEC on March 16, 2006 (Registration No. 333-131050))

4.2(a)	Third Amended and Restated Investor Rights Agreement, dated as of May 12, 2004, by and among the Company and certain stockholders of the Company (incorporated by reference to Exhibit 4.2(a) to the Company’s Registration Statement on Form S-1, as filed with the SEC on January 17, 2006 (Registration No. 333-131050))

4.2(b)	Amendment No. 1, dated December 6, 2004, to Third Amended and Restated Investor Rights Agreement, dated May 12, 2004 (incorporated by reference to Exhibit 4.2(b) to the Company’s Registration Statement on Form S-1, as filed with the SEC on January 17, 2006 (Registration No. 333-131050))

4.2(c)	Amendment No. 2, dated March 16, 2006, to Third Amended and Restated Investor Rights Agreement, dated May 12, 2004 (incorporated by reference to Exhibit 4.2(c) to Amendment No. 4 to the Company’s Registration Statement on Form S-1, as filed with the SEC on March 24, 2006 (Registration No. 333-131050))

10.1*	Form of Indemnification Agreement between the Company and each of its directors and members of executive management (incorporated by reference to Exhibit 10.1 to Amendment No. 3 to the Company’s Registration Statement on Form S-1, as filed with the SEC on March 16, 2006 (Registration No. 333-131050))

10.2	Sublease, dated December 4, 2012, by and between the Company and B/E Aerospace, Inc.

10.3(a)*	Amended and Restated Targacept, Inc. 2000 Equity Incentive Plan (incorporated by reference to Exhibit 99 to the Company’s Registration Statement on Form S-8, as filed with the SEC on May 8, 2006 (Registration No. 333-133882))

10.3(b)*	Form of Incentive Stock Option Agreement under Targacept, Inc. 2000 Equity Incentive Plan (incorporated by reference to Exhibit 10.5(b) to the Company’s Registration Statement on Form S-1, as filed with the SEC on January 17, 2006 (Registration No. 333-131050))

10.3(c)*	Form of Non-employee Director Nonqualified Stock Option Agreement under Targacept, Inc. 2000 Equity Incentive Plan (incorporated by reference to Exhibit 10.5(c) to the Company’s Registration Statement on Form S-1, as filed with the SEC on January 17, 2006 (Registration No. 333-131050))

10.3(d)*	Form of Restricted Stock Award Agreement under Targacept, Inc. 2000 Equity Incentive Plan (incorporated by reference to Exhibit 10.5(d) to the Company’s Registration Statement on Form S-1, as filed with the SEC on January 17, 2006 (Registration No. 333-131050))

10.4(a)*	Targacept, Inc. 2006 Stock Incentive Plan, as amended and restated through March 9, 2011 and further amended on December 7, 2012

10.4(b)*	Form of Incentive Stock Option Agreement under Targacept, Inc. 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.6(a) to Amendment No. 3 to the Company’s Registration Statement on Form S-1, as filed with the SEC on March 16, 2006 (Registration No. 333-131050))

Exhibit Number	Description

10.4(c)*	Form of Nonqualified Stock Option Agreement under Targacept, Inc. 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.6(b) to Amendment No. 3 to the Company’s Registration Statement on Form S-1, as filed with the SEC on March 16, 2006 (Registration No. 333-131050))

10.4(d)*	Form of Non-employee Director Nonqualified Stock Option Agreement under Targacept, Inc. 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.6(c) to Amendment No. 3 to the Company’s Registration Statement on Form S-1, as filed with the SEC on March 16, 2006 (Registration No. 333-131050))

10.4(e)*	Form of Restricted Stock Award Agreement under Targacept, Inc. 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.6(d) to Amendment No. 3 to the Company’s Registration Statement on Form S-1, as filed with the SEC on March 16, 2006 (Registration No. 333-131050))

10.5(a)*	Employment Agreement, dated as of August 22, 2000, by and between the Company and J. Donald deBethizy (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1, as filed with the SEC on January 17, 2006 (Registration No. 333-131050))

10.5(b)*	Amendment No. 1, dated March 13, 2008, to Employment Agreement, dated as of August 22, 2000, by and between the Company and J. Donald deBethizy (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2008)

10.5(c)*	Separation Agreement and Release, dated June 21, 2012, by and between the Company and J. Donald deBethizy (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2012)

10.6(a)*	Employment Agreement, dated as of February 8, 2002, by and between the Company and Alan A. Musso (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1, as filed with the SEC on January 17, 2006 (Registration No. 333-131050))

10.6(b)*	Amendment No. 1, dated March 13, 2008, to Employment Agreement, dated as of February 8, 2002, by and between the Company and Alan A. Musso (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2008)

10.7(a)*	Employment Agreement, dated as of September 1, 2003, by and between the Company and Jeffrey P. Brennan (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1, as filed with the SEC on January 17, 2006 (Registration No. 333-131050))

10.7(b)*	Amendment No. 1, dated December 3, 2007, to Employment Agreement, dated as of September 1, 2003, by and between the Company and Jeffrey P. Brennan (incorporated by reference to Exhibit 10.12(b) to the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2007)

10.7(c)*	Amendment No. 2, dated March 13, 2008, to Employment Agreement, dated as of September 1, 2003, by and between the Company and Jeffrey P. Brennan (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2008)

10.8*	Employment Agreement, dated as of March 13, 2008, by and between the Company and Peter A. Zorn (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2008)

10.9*	Employment Agreement, effective as of November 14, 2012, by and between the Company and Stephen A. Hill (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on November 16, 2012)

10.10*	Nonqualified Stock Option Agreement, dated December 3, 2012, by and between the Company and Stephen A. Hill (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8, as filed with the SEC on January 4, 2013 (Registration No. 333-185888))

Exhibit Number	Description

10.11*	Form of Retention Award Agreement by and between the Company and its executive officers and certain other personnel.

10.12(a)+	Amended and Restated License Agreement, dated as of March 9, 2004, by and between the Company and University of South Florida Research Foundation, Inc. (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1, as filed with the SEC on January 17, 2006 (Registration No. 333-131050))

10.12(b)+	Amendment No. 1, effective September 21, 2009, to Amended and Restated License Agreement dated March 9, 2004, by and between the Company and University of South Florida Research Foundation, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2009)

10.13(a)+	License Agreement, dated May 26, 1999, by and between the Company and University of Kentucky Research Foundation (incorporated by reference to Exhibit 10.18(a) to the Company’s Registration Statement on Form S-1, as filed with the SEC on January 17, 2006 (Registration No. 333-131050))

10.13(b)+	Amendment No. 1, dated August 16, 2005, to License Agreement, dated May 26, 1999, by and between the Company and University of Kentucky Research Foundation (incorporated by reference to Exhibit 10.18(b) to Amendment No. 5 to the Company’s Registration Statement on Form S-1, as filed with the SEC on April 6, 2006 (Registration No. 333-131050))

10.14(a)+	Collaborative Research and License Agreement, dated as of December 27, 2005, by and between the Company and AstraZeneca AB (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2006)

10.14(b)	Amendment No. 1 dated November 10, 2006 to Collaborative Research and License Agreement between the Company and AstraZeneca AB dated December 27, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2006)

10.14(c)+	Amendment No. 2 dated July 8, 2009 to Collaborative Research and License Agreement between the Company and AstraZeneca AB dated December 27, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2009)

10.14(d)+	Amendment No. 3, effective as of April 30, 2010, to Collaborative Research and License Agreement between the Company and AstraZeneca AB dated December 27, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2010)

10.14(e)+	Amendment No. 4, effective as of September 28, 2010, to Collaborative Research and License Agreement between the Company and AstraZeneca AB dated December 27, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2010)

10.15+	Amended and Restated Supply Agreement, effective December 3, 2009, by and among the Company, Interchem Corporation and Euticals S.p.A. (as successor to Poli Industria Chimica, SPA) (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2009)

10.16*	Description of Annual Cash Incentive Program

10.17*	Description of Non-Employee Director Compensation Program

23.1	Consent of Ernst & Young LLP

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit Number	Description

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101**	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Stockholders’ Equity, (iv) the Statements of Cash Flows, and (v) Notes to Financial Statements, tagged as blocks of text.

+	Confidential treatment has been granted with respect to certain portions of this Exhibit, which portions have been omitted and filed separately with the SEC as part of an application for confidential treatment.

*	Denotes management contract, compensatory plan or arrangement.

**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Our SEC file number for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 000-51173.