Form 10-Q
period 2013-03-31
TARGACEPT INC
filed 2013-05-08
CIK 1124105

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

As of April 30, 2013, the registrant had 33,618,675 shares of common stock, $0.001 par value per share, outstanding.

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

•

whether favorable findings from our completed clinical trial of TC-5619 in patients with schizophrenia will be replicated in our ongoing clinical trial of TC-5619 or potential future clinical trials of TC-5619;

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

•	the control or significant influence that AstraZeneca has over any future development of AZD1446, including as to the timing, scope and design of any future clinical trials;

•	our ability to establish additional strategic alliances, collaborations or licensing or other comparable arrangements on favorable terms;

•	our ability to protect our intellectual property; and

•	the timing and success of submission, acceptance and approval of regulatory filings.

Risks and uncertainties that we face are described in greater detail under the caption “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2012 and in other filings that we make with the Securities and Exchange Commission, or SEC. As a result of the risks and uncertainties to which our business is subject, the results or events indicated by any forward-looking statement may not occur. We caution you not to place undue reliance on any forward-looking statement.

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

TARGACEPT, INC.

BALANCE SHEETS

(in thousands, except share and par value amounts)

(unaudited)

	March 31, 2013	December 31, 2012

ASSETS
Current assets:
Cash and cash equivalents	$69,861	$82,240
Investments in marketable securities - short term	39,978	42,721
Receivables from collaborations	383	1,380
Prepaid expenses	1,405	1,402

Total current assets	111,627	127,743
Investments in marketable securities - long term	65,220	59,966
Property and equipment, net	1,501	1,639
Intangible assets	110	115
Other assets	287	116

Total assets	$178,745	$189,579

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,516	$2,056
Accrued expenses	4,998	6,085
Current portion of long-term debt	858	851
Current portion of deferred revenue	—	2,357

Total current liabilities	8,372	11,349
Long-term debt, net of current portion	918	1,136
Deferred revenue, net of current portion	—	1,179

Total liabilities	9,290	13,664
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value, 100,000,000 shares authorized and 33,616,675 and 33,615,081 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	34	34
Preferred stock, $0.001 par value, 5,000,000 shares authorized and 0 shares issued and outstanding at March 31, 2013 and December 31, 2012	—	—
Capital in excess of par value	411,227	409,608
Accumulated other comprehensive income	188	201
Accumulated deficit	(241,994)	(233,928)

Total stockholders’ equity	169,455	175,915

Total liabilities and stockholders’ equity	$178,745	$189,579

See accompanying notes.

TARGACEPT, INC.

STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended March 31,
	2013		2012
Operating revenues:
License fees and milestones from collaborations		$3,536		$22,607
Grant revenue		—		250

Net operating revenues		3,536		22,857
Operating expenses:
Research and development (including stock-based compensation of $779 and $1,094 for the three months ended March 31, 2013 and 2012, respectively)		8,320		17,801
General and administrative (including stock-based compensation of $835 and $822 for the three months ended March 31, 2013 and 2012, respectively)		3,490		3,070

Total operating expenses		11,810		20,871

(Loss) income from operations		(8,274)		1,986
Other income (expense):
Interest income		224		299
Interest expense		(16)		(26)

Total other income (expense)		208		273

Net (loss) income		$(8,066)		$2,259

Basic net (loss) income per share	$(0.24)		$0.07

Diluted net (loss) income per share	$(0.24)		$0.07

Weighted average common shares outstanding - basic	33,616,342		33,390,286

Weighted average common shares outstanding - diluted	33,616,342		33,822,010

Unrealized (loss) gain on available-for-sale securities, net		(13)		191

Comprehensive (loss) income		$(8,079)		$2,450

See accompanying notes.

TARGACEPT, INC.

STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2013	2012
Operating activities
Net (loss) income	$(8,066)	$2,259
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Recognition of deferred revenue	(3,536)	(22,857)
Amortization of premium on marketable securities, net	226	239
Depreciation and amortization	213	632
Stock-based compensation expense	1,614	1,916
Changes in operating assets and liabilities:
Receivables from collaborations	997	(101)
Other assets	(141)	1,036
Accounts payable and accrued expenses	(627)	(8,274)
Deferred revenue	—	250

Net cash used in operating activities	(9,320)	(24,900)

Investing activities
Purchase of investments in marketable securities	(19,242)	(41,916)
Proceeds from sale of investments in marketable securities	16,459	48,754
Purchase of property and equipment	(70)	(46)

Net cash (used in) provided by investing activities	(2,853)	6,792

Financing activities
Principal payments on long-term debt	(211)	(555)
Proceeds from issuance of common stock, net	5	48

Net cash used in financing activities	(206)	(507)

Net decrease in cash and cash equivalents	(12,379)	(18,615)
Cash and cash equivalents at beginning of period	82,240	107,283

Cash and cash equivalents at end of period	$69,861	$88,668

See accompanying notes.

TARGACEPT, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

March 31, 2013

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Company’s audited financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2012. In the opinion of the Company’s management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of its financial position, operating results and cash flows for the periods presented have been included. Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the full year, for any other interim period or for any future year.

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

March 31, 2013

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

Level 2 Inputs – inputs other than quoted prices included within Level 1 that are observable for the asset, either directly or indirectly; and

Level 3 Inputs – unobservable inputs for the assets.

The following tables present the Company’s investments in marketable securities (including, if applicable, those classified on the Company’s balance sheet as cash equivalents) that are measured at fair value on a recurring basis as of March 31, 2013 and December 31, 2012, respectively:

March 31, 2013	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(in thousands)
U.S. Treasury and U.S. or state government agency-backed securities	$44,359	$—	$—
Corporate debt securities	—	47,730	—
Municipal bonds	—	2,700	—
Certificates of deposit	10,000	—	—
Accrued interest	409	—	—

Total cash equivalents and marketable securities	$54,768	$50,430	$—

December 31, 2012	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(in thousands)
U.S. Treasury and U.S. or state government agency-backed securities	$46,371	$—	$—
Corporate debt securities	—	47,173	—
Municipal bonds	—	2,700	—
Certificates of deposit	10,000	—	—
Accrued interest	443	—	—

Total cash equivalents and marketable securities	$56,814	$49,873	$—

TARGACEPT, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS (continued)

March 31, 2013

2. Summary of Significant Accounting Policies (continued)

Corporate debt securities and municipal bonds are valued based on various observable inputs such as benchmark yields, reported trades, broker/dealer quotes, benchmark securities and bids.

Investments in Marketable Securities

Consistent with its investment policy, the Company invests its cash allocated to fund its short-term liquidity requirements with prominent financial institutions in bank depository accounts and institutional money market funds and the Company invests the remainder of its cash in corporate debt securities and municipal bonds rated at least A quality or equivalent, U.S. Treasury notes and bonds, U.S. and state government agency-backed securities and certificates of deposit.

The Company determines the appropriate classification of marketable securities at the time of purchase and reevaluates its classification as of each balance sheet date. All marketable securities owned during the three months ended March 31, 2013 and 2012 were classified as available for sale. The cost of securities sold is based on the specific identification method. Investments in marketable securities are recorded as of each balance sheet date at fair value, with unrealized gains and, to the extent deemed temporary, unrealized losses included in stockholders’ equity. Interest and dividend income on investments in marketable securities, accretion of discounts and amortization of premiums and realized gains and losses are included in interest income in the statement of comprehensive income (loss).

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

March 31, 2013

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

March 31, 2013

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

Income Taxes

The Company uses the liability method in accounting for income taxes as required by ASC Topic 740, Income Taxes, or ASC 740. Under ASC 740, deferred tax assets and liabilities are recorded for operating loss and tax credit carryforwards and for the future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not that the assets will be realized. ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 requires interim income tax expense or benefit to be calculated using an estimated annual effective tax rate. If a reliable estimate of the annual effective tax rate cannot be made, the Company considers the effective tax rate for the year to date to be the best estimate. Accordingly, the income tax provisions for the three months ended March 31, 2013 were determined based on the actual year to date effective tax rate because a reliable estimate of the annual effective tax rate cannot be made. ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. The Company’s policy is to classify any interest recognized in accordance with ASC 740 as interest expense and to classify any penalties recognized in accordance with ASC 740 as an expense other than income tax expense.

TARGACEPT, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS (continued)

March 31, 2013

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

	Three Months Ended March 31,
	2013	2012
Basic:
Net (loss) income	$(8,066)	$2,259

Weighted average common shares - basic	33,616,342	33,390,286

Basic EPS	$(0.24)	$0.07

Diluted:
Net (loss) income	$(8,066)	$2,259

Weighted average common shares - basic	33,616,342	33,390,286
Common share equivalents	—	431,724

Weighted average common shares - diluted	33,616,342	33,822,010

Diluted EPS	$(0.24)	$0.07

Common share equivalents consist of the incremental common shares that would be outstanding upon the exercise of stock options, calculated using the treasury stock method. For the three-month period ended March 31, 2013, the Company excluded all common share equivalents from the calculation of Diluted EPS because the Company had a net loss. As a result, Diluted EPS is identical to Basic EPS for that period. If the Company had been in a net income position for the three months ended March 31, 2013, 4,778,219 shares subject to outstanding stock options may have been included in the calculation of common share equivalents using the treasury stock method.

Shares subject to outstanding stock options that were anti-dilutive for the three months ended March 31, 2012, a period for which the Company had net income, and consequently not included in the calculation of common share equivalents totaled 2,467,564, calculated on a weighted average basis.

TARGACEPT, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS (continued)

March 31, 2013

2. Summary of Significant Accounting Policies (continued)

Common Stock and Stock-Based Compensation

The Company issued 1,594 shares of common stock upon the exercise of stock options during the three months ended March 31, 2013. The Company issued 231,678 shares of common stock upon the exercise of stock options during the year ended December 31, 2012.

The Company granted to employees options to purchase an aggregate of 573,050 shares of common stock on January 17, 2013. These stock options have an estimated aggregate fair value, using the Black-Scholes-Merton formula, of $1,810,000. The Company is recording this amount, as adjusted for forfeitures, as stock-based compensation on a straight line basis over 16 quarters that began with the quarter ended March 31, 2013.

On March 31, 2013, the Company partially accelerated the vesting of, and extended the permitted period for exercise for, some outstanding stock options held by an executive officer who departed the Company. These modifications resulted in incremental compensation cost recorded by the Company for the three months ended March 31, 2013 of $467,000.

Accumulated Other Comprehensive Income or Loss

Accumulated other comprehensive income or loss, as presented in stockholders’ equity on the Company’s balance sheet, reflects the cumulative net unrealized gains or losses on available-for-sale securities for all periods. The table below reflects changes in accumulated other comprehensive income for the three months ended March 31, 2013, in thousands.

Accumulated other comprehensive income, January 1, 2013	$201
Unrealized loss on available-for-sale securities, net	(1)
Net realized gains on available-for-sale securities reclassified from other comprehensive income	(12)

Accumulated other comprehensive income, March 31, 2013	$188

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

TARGACEPT, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS (continued)

March 31, 2013

2. Summary of Significant Accounting Policies (continued)

Commitments and Contingencies

Under an employment agreement with a former executive officer and a related separation agreement and release, the Company has agreed to pay severance equal to the departing executive’s regular base salary as of March 31, 2013 for nine months, to pay a pro rata percentage of the departing executive’s target bonus for 2013, and to continue the departing executive’s health and life insurance benefits coverage provided to him as of March 31, 2013 for nine months. These payments and benefits, which represent an aggregate estimated amount of $306,000, were recorded as general and administrative expense for the three months ended March 31, 2013.

3. Investments in Marketable Securities

The following is a reconciliation of amortized cost to fair value of available-for-sale marketable securities (including, if applicable, those classified on the Company’s balance sheet as cash equivalents) held at March 31, 2013 and December 31, 2012:

March 31, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Security type
Cash Equivalents
Corporate debt securities	$—	$—	$—	$—
Marketable Securities - Short term
U.S. Treasury and U.S. or state government agency-backed securities	16,069	13	—	16,082
Corporate debt securities	13,765	22	—	13,787
Certificates of deposit	10,000	—	—	10,000
Accrued interest	109	—	—	109
Marketable Securities - Long term
U.S. Treasury and U.S. or state government agency-backed securities	28,206	73	(2)	28,277
Corporate debt securities - long term	33,770	180	(7)	33,943
Municipal bonds	2,690	10	—	2,700
Accrued interest	300	—	—	300

Total available-for-sale marketable securities	$104,909	$298	$(9)	$105,198

TARGACEPT, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS (continued)

March 31, 2013

3. Investments in Marketable Securities (continued)

December 31, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Security type
Cash Equivalents
Corporate debt securities	$4,000	$—	$—	$4,000
Marketable Securities - Short term
U.S. Treasury and U.S. or state government agency-backed securities	25,412	27	—	25,439
Corporate debt securities	7,193	16	—	7,209
Certificates of deposit	10,000	—	—	10,000
Accrued interest	73	—	—	73
Marketable Securities - Long term
U.S. Treasury and U.S. or state government agency-backed securities	20,846	86	—	20,932
Corporate debt securities - long term	35,802	177	(15)	35,964
Municipal bonds	2,689	11	—	2,700
Accrued interest	370	—	—	370

Total available-for-sale marketable securities	$106,385	$317	$(15)	$106,687

As of March 31, 2013, the Company held investments in marketable securities with unrealized gains of $298,000 and unrealized losses of $9,000. For the investments in an unrealized loss position, the duration of the loss was less than 12 months and they are not considered to be other-than-temporarily impaired.

As of March 31, 2013, the Company’s investments in marketable securities reach maturity between April 2013 and March 2016 with a weighted average maturity date in July 2014.

4. Income Taxes

For the three months ended March 31, 2013 and 2012, the Company did not recognize any income tax expense or benefit. Exercises of stock options may result in tax deductions for stock-based compensation in excess of expense recorded for the stock options under GAAP. For interim periods within years for which taxable net income is forecasted, the Company recognizes the income tax benefit related to the excess tax deductions as an increase to capital in excess of par value, which based on ASC 740 results in an offsetting charge in the same amount to income tax expense. As of March 31, 2013, the Company had $7,540,000 of cumulative tax deductions for periods of net loss from exercises of stock options in excess of expense recorded for the stock options under GAAP. The benefit of these excess tax deductions had not begun to be realized as of March 31, 2013 because the Company incurred net operating losses in the years the respective stock options were exercised and has incurred cumulative net operating losses since inception. Accordingly, the tax benefit will not be recognized as an increase to capital in excess of par value until the excess deductions reduce income taxes payable.

The Company’s 2010 federal income tax return is currently under examination. Because the Company has incurred cumulative net operating losses since inception, all tax years remain open to examination by U.S. federal, North Carolina and Massachusetts tax authorities.

TARGACEPT, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS (continued)

March 31, 2013

5. Strategic Alliance and Collaboration Agreements

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

AstraZeneca paid the Company an initial fee of $10,000,000 in February 2006. Based on the agreement terms, the Company allocated $5,000,000 of the initial fee to a preclinical research collaboration that the Company conducted with AstraZeneca under the agreement, which the Company recognized as revenue on a straight-line basis over the four-year term of the research collaboration. The Company deferred recognition of the remaining $5,000,000 of the initial fee, which was allocated to grants of licenses to develop and commercialize the Company’s product candidate TC-1734 (formerly known also as AZD3480), until December 2006, when AstraZeneca made a determination to proceed with further development of TC-1734. As a result, in the first quarter of 2007, the Company began recognizing the $5,000,000 of the initial fee that it had previously deferred as revenue on a straight-line basis over the estimated development period for TC-1734. In September 2010, the Company and AstraZeneca amended the agreement to enable the Company to conduct a clinical trial of TC-1734 in mild to moderate Alzheimer’s disease and to provide for respective roles and responsibilities and associated financial terms for such a study. Under the 2010 amendment, the Company received from AstraZeneca $500,000 in October 2010, $2,000,000 in September 2011 and $3,500,000 in December 2011.

In March 2013, AstraZeneca exercised its right to terminate TC-1734 from the collaboration. At that time, the Company was recognizing both the portion of the $5,000,000 of the initial fee attributable to TC-1734 license grants not yet recognized and the payments received under the 2010 amendment into revenue on a straight-line basis over the period of the Company’s substantive performance obligations under the agreement as amended. As a result of AstraZeneca’s exercise of its termination right for TC-1734, the Company recognized into revenue the portion of these amounts not yet recognized as of the date of AstraZeneca’s action, totaling $3,142,000. The Company recognized an aggregate of $3,536,000 and $810,000 of the initial fee and the payments received under the 2010 amendment as revenue for the three months ended March 31, 2013 and 2012, respectively. As of March 31, 2013, the initial fee and the payments received under the 2010 amendment had been fully recognized into revenue.

TARGACEPT, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS (continued)

March 31, 2013

5. Strategic Alliance and Collaboration Agreements (continued)

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

AstraZeneca has paid the Company an aggregate of $88,120,000 under the agreement since its inception, including the initial fee and payments upon the achievement of milestone events, to maintain option rights and for research services rendered in the completed preclinical research collaboration. As of March 31, 2013, this entire amount had been fully recognized into revenue.

Prior Collaboration Agreement

In December 2009, the Company entered into a collaboration and license agreement with AstraZeneca AB for the global development and commercialization of TC-5214 as a treatment for major depressive disorder. Under the agreement, AstraZeneca made an upfront payment to the Company of $200,000,000. The Company recorded the upfront payment made by AstraZeneca as deferred revenue and began recognizing the payment as revenue on a straight-line basis over the estimated period of the Company’s substantive performance obligations under the agreement, or approximately 33 months after the agreement date. The Company recognized $21,797,000 of the upfront payment as revenue for the three months ended March 31, 2012.

TARGACEPT, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS (continued)

March 31, 2013

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

The Company’s portion of the costs of the TC-5214 development program was $3,411,000, for the three months ended March 31, 2012. AstraZeneca’s allocable portion of the program costs paid by the Company was $122,000 for the three months ended March 31, 2012. AstraZeneca’s allocable portion of the program costs paid by the Company is reflected in the Company’s financial statements as a reduction to research and development expense.

In the first quarter of 2012, the Company and AstraZeneca announced that, based on the totality of the results of the Phase 3 development program for TC-5214, a regulatory filing for TC-5214 as an adjunct therapy for major depressive disorder would not be pursued. Also in the first quarter of 2012, the Company reported that the Company and AstraZeneca determined to discontinue a Phase 2b clinical trial of TC-5214 as a “switch” monotherapy. The determinations to not pursue a regulatory filing for TC-5214 as an adjunct therapy for major depressive disorder and to discontinue the Phase 2b clinical trial of TC-5214 as a “switch” monotherapy resulted in a change in the estimated period of the Company’s substantive performance obligations under the agreement, and the Company revised the revenue recognition period for the upfront payment previously received accordingly. As a result, the entire upfront payment was recognized into revenue by June 30, 2012. In April 2012, the Company received notice of termination of the agreement from AstraZeneca. By the terms of the agreement, the termination became effective in May 2012.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the related notes included in this quarterly report and our audited financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2012, which is on file with the SEC. In addition to historical information, the following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results, performance or experience could differ materially from what is indicated by any forward-looking statement due to various important factors, risks and uncertainties, including, but not limited to, those set forth under “Cautionary Note Regarding Forward-Looking Statements” in Part I of this quarterly report or under “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2012 or other filings that we make with the SEC.

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

We have multiple clinical-stage product candidates in areas in which we believe there are significant medical need and commercial potential, as well as an ongoing collaboration agreement with AstraZeneca focused on compounds that act on the a4ß2 NNR, including AZD1446.

Our most advanced product candidates are described briefly below.

•

TC-5619. TC-5619 is a novel small molecule that modulates the activity of the a7 NNR. We are currently conducting a Phase 2b clinical trial of TC-5619 as a treatment for negative symptoms and cognitive dysfunction in schizophrenia. We are also currently evaluating potential additional Phase 2 development of TC-5619 as a treatment for Alzheimer’s disease.

•

TC-5214. TC-5214 modulates the activity of the a3ß4 NNR. We are developing TC-5214 as a treatment for overactive bladder and plan to initiate a Phase 2b clinical trial of this product candidate in the second quarter of 2013.

•

TC-1734. TC-1734 (formerly known also as AZD3480) is a novel small molecule that modulates the activity of the a4ß2 NNR. We are currently conducting a Phase 2b clinical trial of TC-1734 as a treatment for mild to moderate Alzheimer’s disease.

•	AZD1446 (TC-6683). AZD1446 is a novel small molecule that modulates the activity of the a4ß2 NNR and is subject to our ongoing collaboration agreement with AstraZeneca. Future development steps for AZD1446 are under consideration by AstraZeneca.

•

TC-6987. TC-6987 is a novel small molecule that modulates the activity of the a7 NNR. We have previously evaluated TC-6987 in two Phase 2 exploratory studies and are evaluating potential future development options for this product candidate.

•

TC-6499. TC-6499 is a novel small molecule that modulates the activity of the a4ß2 and a3ß4 NNRs. We are evaluating potential future development options for this product candidate as a treatment for gastrointestinal disorders.

Under our ongoing collaboration agreement with AstraZeneca:

•	AstraZeneca has an exclusive license to AZD1446 and earlier-stage compounds that arose from the preclinical research collaboration conducted under the agreement described below;

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

Under a second collaboration agreement with AstraZeneca, which we refer to in this quarterly report as our “MDD agreement with AstraZeneca,” we had been co-developing TC-5214 as an adjunct, or add-on, therapy for patients with major depressive disorder who do not respond adequately to initial antidepressant treatment. Under the agreement, we received a $200.0 million upfront payment. Thereafter, AstraZeneca was responsible for 80% and we were responsible for 20% of the cost of the completed clinical program for TC-5214 in MDD, except that AstraZeneca was responsible for 100% of development costs that were required only for countries outside the United States and the European Union. In addition, for each of us and AstraZeneca, costs that were not contemplated at execution to be part of the program were in some cases excluded from the cost-sharing arrangement. Following completion of a Phase 3 clinical program for TC-5214 conducted under the agreement, we and AstraZeneca announced that a regulatory filing for TC-5214 as an adjunct therapy for MDD would not be pursued and we reported the discontinuation of a “switch” monotherapy trial. AstraZeneca subsequently terminated the agreement effective in May 2012. As a result of the termination, all rights and licenses for TC-5214 that we granted under the agreement to AstraZeneca terminated and reverted to us.

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

In the second quarter of 2012, we completed a reduction in force as part of a plan to focus our resources on our more advanced programs. In October 2012, we announced a second reduction in force, as well as our plan to close our laboratory operations. We completed the second reduction in force and the laboratory closings in December 2012. Following completion of the second workforce reduction, we are no longer devoting resources to drug discovery or preclinical programs.

Except for a small number of periods in which we generated net income due primarily to the recognition into revenue of amounts received under collaboration agreements, we have not been profitable. As of March 31, 2013, we had an accumulated deficit of $242.0 million. We expect that we will incur losses in future periods as our product candidates advance into later-stage development and as we progress our programs and invest in additional product opportunities. Drug development, including clinical trials in particular, is time-consuming, expensive and may never yield a product that will generate revenue.

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

In the first quarter of 2012, we and AstraZeneca announced that, based on the totality of the results of the Phase 3 program, a regulatory filing for TC-5214 as an adjunct therapy for MDD would not be pursued and we reported the discontinuation of a “switch” monotherapy trial. These events resulted in a change in the estimated period of our substantive performance obligations under our MDD agreement with AstraZeneca. Accordingly, we revised the revenue recognition period for the upfront payment that we previously received and began recognizing the portion of the upfront payment not yet recognized into revenue on a straight-line basis over the remainder of the revised period. We recognized the full amount of the upfront payment into revenue by June 30, 2012.

Pursuant to a September 2010 amendment to our ongoing collaboration agreement with AstraZeneca related to a clinical trial of TC-1734 in mild to moderate Alzheimer’s disease, we received a $500,000 payment in the fourth quarter of 2010 and cumulative payments of $5.5 million in the second half of 2011. We recorded all of these payments as deferred revenue and began recognizing them into revenue on a straight-line basis over the estimated period of our obligations with respect to the study. As a result of AstraZeneca’s exercise of its right to terminate TC-1734 from the collaboration in March 2013, we recognized the remaining unrecognized deferred amount of $3.5 million into revenue for the three months ended March 31, 2013.

As of March 31, 2013, we had received $61.6 million in aggregate upfront fees and milestone payments under our ongoing collaboration agreement with AstraZeneca and recognized an additional

$26.5 million in collaboration research and development revenue for research services that we provided in the preclinical research collaboration conducted under that agreement. We immediately recognized an aggregate of $32.6 million of the amounts received under the agreement for achievement of milestone events, because each event met the conditions required for immediate recognition under our revenue recognition policy. We deferred recognition of an aggregate of $29.0 million received under the agreement and have fully recognized these deferred amounts into revenue over the respective periods discussed in Note 5 to our unaudited financial statements included in this quarterly report.

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

Research and Development Expenses

Since our inception, we have focused our activities on drug discovery and development programs. We record research and development expenses as they are incurred. Research and development expenses represented approximately 70% and 85% of our total operating expenses for the three months ended March 31, 2013 and 2012, respectively. The lower percentage that research and development expenses represented of our total operating expenses for the three months ended March 31, 2013 as compared to the corresponding 2012 period resulted primarily from two reductions in force that we completed in the second and fourth quarters of 2012, the closing of our laboratory operations in the fourth quarter of 2012 and the completion in 2012 of the Phase 3 clinical program conducted under our MDD agreement with AstraZeneca.

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

Income Taxes

We have incurred cumulative net operating losses through March 31, 2013 and have not paid federal, state or foreign income taxes for any period. The application of U.S. generally accepted accounting principles, or GAAP, may for some periods result in non-cash income tax expense or benefit being reflected in our Statement of Comprehensive Income (Loss). Exercises of stock options in periods of net income may result in tax deductions for stock-based compensation in excess of expense recorded for the stock options under GAAP. For interim periods within years for which net income is forecasted, we recognize the income tax benefit related to the excess tax deductions as an increase to capital in excess of par value and, based on Accounting Standards Codification ASC Topic 740, Income Taxes, record an offsetting charge in the same amount to income tax expense. As of March 31, 2013, we had $7.5 million of cumulative tax deductions for periods of net loss from exercises of stock options in excess of expense recorded for the stock options under GAAP. The benefit of these excess tax deductions had not begun to be realized as of March 31, 2013 because we have incurred cumulative net operating losses since inception. This benefit will not be recognized as an increase to capital in excess of par value until the excess deductions reduce income taxes payable.

As of March 31, 2013, we had net operating loss carryforwards of $197.6 million for federal income tax purposes and $186.3 million for state income tax purposes and we had research and development income tax credit carryforwards of $12.6 million for federal income tax purposes and $587,000 for state income tax purposes. The federal net operating loss carryforwards begin to expire in 2024. The state net operating loss carryforwards begin to expire in 2019. The federal and state research and development tax credits begin to expire in 2021. As a result of various factors, including the subjectivity of measurements used in the calculation of particular tax positions taken or that may in the future be taken in our tax returns, it is uncertain whether or to what extent we will be eligible to use the tax credits.

Utilization of the net operating loss carryforwards and credits may be subject to a substantial annual limitation due to ownership change limitations provided by Section 382 of the Internal Revenue Code of 1986, as amended, and similar state provisions. When an ownership change, as defined by Section 382, occurs, an annual limitation is imposed on a company’s use of net operating loss and credit carryforwards attributable to periods before the change. A series of stock issuances by us gave rise to such an ownership change in December 2004. As a result, an annual limitation is imposed on our use of net operating loss and credit carryforwards that are attributable to periods before the change. In addition, a portion of the net operating loss carryforwards described above may potentially not be usable by us if we experience further ownership changes in the future.

For financial reporting purposes, we have recorded a valuation allowance to fully offset the deferred tax assets related to the carryforwards and tax credits discussed above until it is more likely than not that we will realize any benefit from them.

Fair Value

The carrying amounts of our cash and cash equivalents, investments in marketable securities, accounts receivable, accounts payable and accrued expenses are considered to be representative of their respective fair values due to their short-term natures and, in the case of short-term investments, their market interest rates. Likewise, the carrying amounts of our long-term debts are considered to be representative of their fair value due to their market interest rates. Cash that we do not expect to use to fund our short-term liquidity requirements is invested in corporate debt securities and municipal bonds rated at least A quality or equivalent, U.S. Treasury notes and bonds, U.S. and state government agency-backed certificates and certificates of deposit. Our investments in marketable securities, which include marketable securities classified on our balance sheet as cash equivalents, are recorded at quoted market prices or observable market inputs and totaled $105.2 million at March 31, 2013.

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

Our significant accounting policies are described in Note 2 to our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012 and in the notes to our unaudited financial statements included in this quarterly report. We believe that our accounting policies relating to revenue recognition, accrued expenses and stock-based compensation are the most critical to understanding and evaluating our reported financial results. We have identified these policies as critical because they both are important to the presentation of our financial condition and results of operations and require us to make judgments and estimates on matters that are inherently uncertain and may change in future periods. These policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2012.

Results of Operations

Three Months ended March 31, 2013 and 2012

Net Operating Revenues

	Three Months Ended March 31,
	2013	2012	Change
	(in thousands)
Operating revenues:
License fees and milestones from collaborations	$3,536	$22,607	$(19,071)
Grant revenue	—	250	(250)

Net operating revenues	$3,536	$22,857	$(19,321)

Net operating revenues for the three months ended March 31, 2013 decreased by $19.3 million as compared to the three months ended March 31, 2012. The lower net operating revenues for the 2013 period were primarily attributable to a decrease of $19.1 million in license fees and milestones from collaborations. The lower license fees and milestones from collaborations for the 2013 period primarily resulted from the recognition into revenue for the 2012 period of the remaining unrecognized portion of the upfront payment previously received under our MDD agreement with AstraZeneca, totaling $21.8 million, partially offset by $2.7 million in increased recognition of revenue for the 2013 period for payments related to TC-1734 previously received under our ongoing collaboration agreement with AstraZeneca. We recognized into revenue for the 2013 period the remaining unrecognized portion of the payments related to TC-1734 previously received under our ongoing collaboration agreement with AstraZeneca, totaling $3.5 million.

We expect our net operating revenues for the year ended December 31, 2013 to be substantially lower than for the year ended December 31, 2012, primarily due to the upfront payment received under our MDD agreement with AstraZeneca becoming fully recognized in the second quarter of 2012. As of April 1, 2013, we have no amounts remaining to be recognized into revenue for payments previously received under any current or former collaboration agreement.

Research and Development Expenses

	Three Months Ended March 31,
	2013	2012	Change
	(in thousands)

Research and development expenses	$8,320	$17,801	$(9,481)

Research and development expenses for the three months ended March 31, 2013 decreased by $9.5 million as compared to the three months ended March 31, 2012. The lower research and development expenses were principally attributable to decreases of:

•	$5.3 million in research and development-related operating costs, including infrastructure costs and stock-based compensation and other compensation-related expenses for research and development personnel, to $3.2 million for the 2013 period, from $8.5 million for the 2012 period; this decrease resulted primarily from the two reductions in force completed in the second and fourth quarters of 2012 that reduced our workforce by approximately 65% and from the closing of our laboratory operations in the fourth quarter of 2012;

•	$3.4 million in costs incurred for the Phase 3 development program for TC-5214 as a treatment for major depressive disorder, which completed in 2012; and

•	$928,000 in costs incurred for third-party research and development services in connection with preclinical programs, as we focused our resources in the 2013 period on our clinical programs.

These decreases were partially offset by an increase of $127,000 in costs incurred for third-party services associated with our clinical-stage product candidates (excluding costs for the completed program in major depressive disorder) to $5.1 million for the 2013 period, from $5.0 million for the 2012 period. This increase, as detailed in the table below, was principally due to increased costs related to the ongoing Phase 2b study of TC-5619 in negative symptoms and cognitive dysfunction in schizophrenia, which became fully enrolled in April 2013, and costs related to the planned Phase 2b study of TC-5214 in overactive bladder. These increased costs were partially offset by decreased costs related to TC-6987, as we completed two exploratory studies of this product candidate in the first quarter of 2012.

The costs that we incurred for the three months ended March 31, 2013 and 2012 for third-party services in connection with research and development of clinical-stage product candidates are shown in the table below.

	Three Months Ended March 31,
	2013	2012	Change
	(in thousands)

TC-5619	$3,411	$2,087	$1,324
TC-5214 overactive bladder	879	—	879
TC-1734	839	769	70
TC-5214 major depressive disorder	—	3,411	(3,411)
TC-6987	—	2,153	(2,153)
AZD1446	—	—	—

We expect our research and development expenses for the year ending December 31, 2013 to decrease as compared to the year ended December 31, 2012, principally due to the 2012 completion of the Phase 3 development program for TC-5214 as an adjunct therapy for major depressive disorder and our two reductions in workforce implemented in 2012. We also expect, however, to continue to incur significant research and development expenses for the remainder of 2013, including in particular expenses for the planned Phase 2b study of TC-5214 in overactive bladder and the ongoing Phase 2b clinical trials of TC-5619 in negative symptoms and cognitive dysfunction in schizophrenia and TC-1734 in mild to moderate Alzheimer’s disease.

General and Administrative Expenses

	Three Months Ended March 31,
	2013	2012	Change
	(in thousands)

General and administrative expenses	$3,490	$3,070	$420

General and administrative expenses for the three months ended March 31, 2013 increased by $420,000 as compared to the three months ended March 31, 2012. The higher general and administrative expenses were principally attributable to an increase of $607,000 in stock-based compensation, salary and other compensation-related expenses for general and administrative personnel. The increased stock-based compensation, salary and other compensation-related expenses for general and administrative personnel for the 2013 period was primarily attributable to $467,000 in non-cash stock-based compensation charges resulting from the partial accelerated vesting of, and extended exercise periods for, some outstanding stock options held by a former executive officer who departed Targacept in March 2013 and $309,000 in severance and other charges resulting from the departure of the former executive officer. Exclusive of stock-based compensation, salary and other compensation-related expenses, general and administrative expenses decreased by $187,000 for the 2013 period as compared to the corresponding 2012 period.

Liquidity and Capital Resources

Sources of Liquidity

We have historically financed our operations and internal growth principally through public and private offerings of equity securities, payments received under collaboration and alliance agreements, grants and equipment financing.

Our cash, cash equivalents and investments in marketable securities were $175.1 million as of March 31, 2013 and $184.9 million as of December 31, 2012. As of March 31, 2013, we had $67.8 million of cash in bank depository accounts and institutional money market funds at Branch Banking and Trust Company, PNC Bank and Wells Fargo & Company. Substantially all of our remaining cash, cash equivalents and investments were invested as of March 31, 2013 in corporate debt securities and municipal bonds rated at least A quality or equivalent, U.S. Treasury notes and bonds, U.S. and state government agency-backed securities and certificates of deposit.

We are eligible to receive additional payments under our ongoing collaboration agreement with AstraZeneca, contingent on the achievement of specified milestone events relating to AZD1446. The likelihood that we will achieve any particular milestone event in any particular period is uncertain, and we may not ever achieve future milestone events with respect to AZD1446. Our MDD agreement with AstraZeneca was terminated effective in May 2012 and is no longer a potential source of future funds.

We have borrowed amounts under a loan agreement with a bank that we entered into in July 2010 to fund the purchase of equipment, furnishings, software and other fixed assets. As of March 31, 2013, the aggregate outstanding principal balance under the loan facility was $1.8 million and there is no additional borrowing capacity remaining available to us.

Cash Flows

	Three Months Ended March 31,
	2013	2012	Change
	(in thousands)

Net cash used in operating activities	$(9,320)	$(24,900)	$15,580
Net cash (used in) provided by investing activities	(2,853)	6,792	(9,645)
Net cash used in financing activities	(206)	(507)	301

Net decrease in cash and cash equivalents	$(12,379)	$(18,615)

Net cash used in operating activities for the three months ended March 31, 2013 decreased by $15.6 million as compared to the three months ended March 31, 2012. For the three months ended March 31, 2013, net cash used in operating activities was primarily attributable to $10.8 million in payments made for third-party research and development services in connection with clinical-stage product candidates and personnel and infrastructure costs. These cash payments were partially offset by $1.0 million in proceeds received in January 2013 from the sale of laboratory equipment in December 2012 and $483,000 of investment-related cash receipts. For the three months ended March 31, 2012, net cash used in operating activities was primarily attributable to $25.6 million in payments made for third-party research and development services in connection with clinical-stage product candidates and preclinical programs, as well as personnel and infrastructure costs, partially offset by $570,000 of investment-related cash receipts and $250,000 received from MJFF under a grant awarded in the third quarter of 2011. The decrease of $14.8 million in payments made for third-party research and development services and personnel and infrastructure costs for the 2013 period as compared to the 2012 period was principally the result of: the wind-down during 2012 of the Phase 3 development program for TC-5214 as a treatment for major depressive disorder, for which we paid $9.7 million during the 2012 period; the decision in the second quarter of 2012 to focus our resources on our more advanced programs; and the closing of our laboratories and completion of two workforce reductions during 2012.

Net cash used in investing activities for the three months ended March 31, 2013 was $2.9 million as compared to net cash provided by investing activities of $6.8 million for the three months ended March 31, 2012, a difference of $9.6 million. Cash provided by or used in investing activities reflects the portion of our cash that we allocate to, and the timing of purchases and maturities of, our investments in marketable securities and equipment purchases. Our net purchases of investments in marketable securities for the three months ended March 31, 2013 were $2.8 million and occurred primarily as a result of the timing of maturities and subsequent reinvestment in marketable securities. Our net sales of investments in marketable securities for the three months ended March 31, 2012 were $6.8 million and occurred primarily to fund our short-term liquidity requirements.

Net cash used in financing activities for the three months ended March 31, 2013 decreased by $301,000 as compared to the three months ended March 31, 2012. The lower cash used in financing activities for the 2013 period was primarily due to the scheduled repayment in full of outstanding term loans on their respective maturity dates during 2012.

Funding Requirements

As of March 31, 2013, we had an accumulated deficit of $242.0 million. We may require additional capital in future periods as our product candidates advance into later-stage development and as we progress our programs and invest in additional product opportunities. However, we may generate positive cash flow for any particular reporting period as a result of the timing of milestone events that may be achieved under our ongoing collaboration agreement with AstraZeneca or any potential future collaboration agreement that we enter into and the timing and extent of costs incurred related to development of our product candidates. Our future capital requirements are difficult to forecast and will depend on many factors, including:

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

•	the costs to satisfy our obligations under potential future alliances, collaborations or licensing or other comparable arrangements;

•	whether and to what extent milestone events are achieved for AZD1446 under our ongoing collaboration agreement with AstraZeneca;

•	the costs of preparing, filing and prosecuting patent applications and maintaining, enforcing and defending patents and other intellectual property rights;

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

To the extent our capital resources are insufficient to meet future capital requirements or to the extent the conditions for raising capital are favorable, we may seek to finance future cash needs through public or private equity or debt offerings or other financings (whether using our currently effective Registration Statement on Form S-3 or otherwise). Our access in the future to additional equity or debt financing, on acceptable terms or at all, is uncertain. We may also seek to finance future cash needs through alliances, collaborations or licensing or other comparable arrangements. Strategic alliances, collaborations or licensing or other comparable arrangements may not be available on acceptable terms or at all. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate our development programs or obtain funds through arrangements with collaborators or others that may require us to relinquish rights to certain product candidates that we might otherwise seek to develop or commercialize independently. Additionally, any future equity funding may significantly dilute the ownership of our stockholders.

We cannot determine precisely the completion dates and related costs of our development programs due to inherent uncertainties in outcomes of clinical trials and regulatory approvals of our product candidates. We cannot be certain that we will be able to successfully complete our development programs or establish strategic alliances, collaborations or licensing or other arrangements for our product candidates. Our failure, or the failure of any of our present or future licensees or collaborators, to complete research and development programs for our product candidates could have a material adverse effect on our financial position or results of operations.

To date, inflation has not had a material effect on our business.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The primary objectives of our investment activities are to preserve our capital and meet our liquidity needs to fund operations. We also seek to generate competitive rates of return from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of cash equivalents and investments in a variety of securities that are of high credit quality based on ratings from commonly relied upon rating agencies. As of March 31, 2013, we had cash, cash equivalents and investments in marketable securities of $175.1 million. Our cash, cash equivalents and investments in marketable securities may be subject to interest rate risk and could fall in value if market interest rates increase. However, because our cash is invested in accounts with market interest rates and because our cash equivalents and investments in marketable securities are traded in active markets, we believe that our exposure to interest rate risk is not significant and estimate that an immediate and uniform 10% increase in market interest rates from levels as of March 31, 2013 would not have a material impact on the total fair value of our portfolio.

We sometimes contract for the conduct of clinical trials or other research and development and manufacturing activities with contract research organizations, clinical trial sites and contract manufacturers in Europe or elsewhere outside of the United States. We may be subject to exposure to fluctuations in foreign currency exchange rates in connection with these agreements. If the average exchange rate between the currency of our payment obligations under any of these agreements and the U.S. dollar were to strengthen or weaken by 10% against the corresponding exchange rate as of March 31, 2013, we estimate that the impact on our financial position, results of operations and cash flows would not be material. We do not hedge our foreign currency exposures.

We have not used derivative financial instruments for speculation or trading purposes.

Item 4.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures in accordance with Rule 13a-15 under the Exchange Act as of the end of the period covered by this quarterly report. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of the end of the period covered by this quarterly report, our chief executive officer and our chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (a) accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure and (b) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b) Changes in Internal Controls. No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2013 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

TARGACEPT, INC.

Date: May 8, 2013	/s/ Stephen A. Hill
Stephen A. Hill
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2013	/s/ Alan A. Musso
Alan A. Musso
Senior Vice President, Finance and Administration, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1+	Targacept, Inc. 2006 Stock Incentive Plan, as amended and restated through March 9, 2011 and further amended on December 7, 2012, March 13, 2013 and April 10, 2013 (incorporated by reference to the Appendix to the Company’s Definitive Proxy Statement for its 2013 annual meeting of stockholders filed on Schedule 14A with the Securities and Exchange Commission on April 17, 2013).

10.2+	Separation Agreement and Release, dated March 29, 2013, by and between the Company and Jeffrey P. Brennan.

10.3^	Amendment No. 5, effective as of March 5, 2013, to Collaborative Research and License Agreement between the Company and AstraZeneca AB dated December 27, 2005.

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets as of March 31, 2013 and December 31, 2012 (Unaudited); (ii) the Statements of Comprehensive Income (Loss) for the three months ended March 31, 2013 and 2012 (Unaudited); (iii) the Statements of Cash Flows for the three months ended March 31, 2013 and 2012 (Unaudited); and (iv) the Notes to Unaudited Financial Statements.

+	Denotes management contract, compensatory plan or arrangement.
^	Portions of this Exhibit have been omitted and filed separately with the Securities and Exchange Commission as part of an application for confidential treatment pursuant to the Exchange Act.
*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.