Form 10-Q
period 2013-06-30
TARGACEPT INC
filed 2013-08-07
CIK 1124105

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

As of July 31, 2013, the registrant had 33,637,011 shares of common stock, $0.001 par value per share, outstanding.

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

•

whether findings from nonclinical studies and assessments of TC-5214 and clinical trials of TC-5214 in a different indication will be predictive of a positive outcome in our ongoing Phase 2b clinical trial of TC-5214 in overactive bladder;

•

the conduct and results of clinical trials and non-clinical studies and assessments of TC-5619, TC-5214, TC-1734, AZD1446, TC-6987, TC-6499 or any of our other product candidates, including the performance of third parties engaged to execute them, delays resulting from any changes to the applicable protocols or difficulties or delays in subject enrollment or data analysis;

•

whether the executive turnover and two workforce reductions that we have previously experienced will have an adverse impact on the development of any of our product candidates or our business generally;

•

whether TC-5214 will be eligible for treatment in the United States as a new chemical entity with a five-year statutory exclusivity period, either because we submit a new drug application for TC-5214 prior to October 1, 2017 or because the applicable statutory provision is re-authorized by the U.S. Congress;

•	the control or significant influence that AstraZeneca has over any development of AZD1446, including as to the timing, scope and design of any future clinical trials;

•	our ability to establish additional strategic alliances, collaborations or licensing or other comparable arrangements on favorable terms;

•	our ability to protect our intellectual property; and

•	the timing and success of submission, acceptance and approval of regulatory filings.

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

TARGACEPT, INC.

BALANCE SHEETS

(in thousands, except share and par value amounts)

(unaudited)

	June 30, 2013	December 31, 2012

ASSETS
Current assets:
Cash and cash equivalents	$63,059	$82,240
Investments in marketable securities - short term	37,138	42,721
Receivables from collaborations	108	1,380
Prepaid expenses	1,803	1,402
Assets held for sale	413	—

Total current assets	102,521	127,743
Investments in marketable securities - long term	63,810	59,966
Property and equipment, net	944	1,639
Intangible assets	106	115
Other assets	105	116

Total assets	$167,486	$189,579

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,207	$2,056
Accrued expenses	5,533	6,085
Current portion of long-term debt	866	851
Current portion of deferred revenue	—	2,357

Total current liabilities	8,606	11,349
Long-term debt, net of current portion	699	1,136
Deferred revenue, net of current portion	—	1,179

Total liabilities	9,305	13,664
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value, 100,000,000 shares authorized and 33,637,011 and 33,615,081 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	34	34
Preferred stock, $0.001 par value, 5,000,000 shares authorized and 0 shares issued and outstanding at June 30, 2013 and December 31, 2012	—	—
Capital in excess of par value	412,526	409,608
Accumulated other comprehensive (loss) income	(14)	201
Accumulated deficit	(254,365)	(233,928)

Total stockholders’ equity	158,181	175,915

Total liabilities and stockholders’ equity	$167,486	$189,579

See accompanying notes.

TARGACEPT, INC.

STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Operating revenues:
License fees and milestones from collaborations	$—	$33,487	$3,536	$56,094
Grant revenue	—	158	—	408

Net operating revenues	—	33,645	3,536	56,502
Operating expenses:
Research and development (including stock-based compensation of $597 and $1,044 for the three months ended June 30, 2013 and 2012, respectively; and $1,376 and $2,138 for the six months ended June 30, 2013 and 2012, respectively)	9,454	12,512	17,774	30,313
General and administrative (including stock-based compensation of $655 and $2,067 for the three months ended June 30, 2013 and 2012, respectively; and $1,490 and $2,890 for the six months ended June 30, 2013 and 2012, respectively)	3,034	4,587	6,524	7,657
Restructuring charges	—	2,312	—	2,312

Total operating expenses	12,488	19,411	24,298	40,282

(Loss) income from operations	(12,488)	14,234	(20,762)	16,220
Other income (expense):
Interest income	131	280	355	579
Interest expense	(14)	(22)	(30)	(48)

Total other income (expense)	117	258	325	531

Net (loss) income	$(12,371)	$14,492	$(20,437)	$16,751

Basic net (loss) income per share	$(0.37)	$0.43	$(0.61)	$0.50

Diluted net (loss) income per share	$(0.37)	$0.43	$(0.61)	$0.50

Weighted average common shares outstanding - basic	33,626,980	33,409,341	33,621,691	33,399,814

Weighted average common shares outstanding - diluted	33,626,980	33,638,629	33,621,691	33,701,857

Net (loss) income	$(12,371)	$14,492	$(20,437)	$16,751
Unrealized (loss) gain on available-for-sale securities, net	(202)	(33)	(215)	158

Comprehensive (loss) income	$(12,573)	$14,459	$(20,652)	$16,909

See accompanying notes.

TARGACEPT, INC.

STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2013	2012
Operating activities
Net (loss) income	$(20,437)	$16,751
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Recognition of deferred revenue	(3,536)	(56,502)
Amortization of premium on marketable securities, net	530	477
Depreciation and amortization	383	1,262
Stock-based compensation expense	2,866	5,028
Changes in operating assets and liabilities:
Receivables from collaborations	1,272	(129)
Other assets	(412)	1,162
Accounts payable and accrued expenses	(401)	(10,724)
Deferred revenue	—	440

Net cash used in operating activities	(19,735)	(42,235)

Investing activities
Purchase of investments in marketable securities	(35,927)	(76,524)
Proceeds from sale of investments in marketable securities	36,943	83,913
Purchase of property and equipment	(92)	(137)

Net cash provided by investing activities	924	7,252

Financing activities
Principal payments on long-term debt	(422)	(793)
Proceeds from issuance of common stock, net	52	138

Net cash used in financing activities	(370)	(655)

Net decrease in cash and cash equivalents	(19,181)	(35,638)
Cash and cash equivalents at beginning of period	82,240	107,283

Cash and cash equivalents at end of period	$63,059	$71,645

See accompanying notes.

TARGACEPT, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

June 30, 2013

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Company’s audited financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2012. In the opinion of the Company’s management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of its financial position, operating results and cash flows for the periods presented have been included. Operating results for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the full year, for any other interim period or for any future year.

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

TARGACEPT, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS (continued)

June 30, 2013

2. Summary of Significant Accounting Policies (continued)

Level 2 Inputs – inputs other than quoted prices included within Level 1 that are observable for the asset, either directly or indirectly; and

Level 3 Inputs – unobservable inputs for the assets.

The following tables present the Company’s investments in marketable securities (including, if applicable, those classified on the Company’s balance sheet as cash equivalents) that are measured at fair value on a recurring basis as of June 30, 2013 and December 31, 2012, respectively:

June 30, 2013	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(in thousands)
U.S. Treasury and U.S. or state government agency-backed securities	$45,310	$—	$—
Corporate debt securities	—	46,664	—
Municipal bonds	—	3,510	—
Certificates of deposit	10,000	—	—
Accrued interest	464	—	—

Total cash equivalents and marketable securities	$55,774	$50,174	$—

December 31, 2012	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(in thousands)
U.S. Treasury and U.S. or state government agency-backed securities	$46,371	$—	$—
Corporate debt securities	—	47,173	—
Municipal bonds	—	2,700	—
Certificates of deposit	10,000	—	—
Accrued interest	443	—	—

Total cash equivalents and marketable securities	$56,814	$49,873	$—

Corporate debt securities and municipal bonds are valued based on various observable inputs such as benchmark yields, reported trades, broker/dealer quotes, benchmark securities and bids.

TARGACEPT, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS (continued)

June 30, 2013

2. Summary of Significant Accounting Policies (continued)

During the three months ended June 30, 2013, the Company determined that certain property and equipment met the criteria for classification as held for sale as established by the subsequent measurement provisions of ASC Topic 360, Property Plant and Equipment. As a result, the Company reclassified the assets from property and equipment to held for sale on its balance sheet as of June 30, 2013 and recorded the assets at the lower of carrying value or fair value less cost to sell. Assets classified as held for sale are no longer subject to depreciation. The Company estimated that the fair value of the equipment at June 30, 2013 was equal to its carrying value of $413,000 and, as a result, did not record an impairment charge on the assets held for sale. For $100,000 of the carrying value of the assets held for sale, the Company estimated the respective fair values primarily using terms offered by potential purchasers and also using actual sales that occurred subsequent to June 30, 2013. For the remaining $313,000 of the carrying value of the assets held for sale, the applicable equipment is highly specialized with a limited number of potential buyers, and the Company estimated fair value based on preliminary negotiations, which are Level 3 inputs.

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

The Company determines the appropriate classification of marketable securities at the time of purchase and reevaluates its classification as of each balance sheet date. All marketable securities owned during the six months ended June 30, 2013 and 2012 were classified as available for sale. The cost of securities sold is based on the specific identification method. Investments in marketable securities are recorded as of each balance sheet date at fair value, with unrealized gains and, to the extent deemed temporary, unrealized losses included in stockholders’ equity. Interest and dividend income on investments in marketable securities, accretion of discounts and amortization of premiums and realized gains and losses are included in interest income in the statement of comprehensive income (loss).

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

June 30, 2013

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

Collaboration research and development revenue is earned and recognized as research or development is performed and related expenses are incurred. Non-refundable upfront fees, which may include, for example, an initial payment upon effectiveness of the contractual relationship, payment representing a common stock purchase premium or payment to secure a right for a future license, are recorded as deferred revenue and recognized into revenue as license fees and milestones from collaborations on a straight-line basis over the estimated period of the Company’s substantive performance obligations. If the Company does not have substantive performance obligations, it recognizes non-refundable upfront fees into revenue through the date the deliverable is satisfied.

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

June 30, 2013

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

Income Taxes

The Company uses the liability method in accounting for income taxes as required by ASC Topic 740, Income Taxes, or ASC 740. Under ASC 740, deferred tax assets and liabilities are recorded for operating loss and tax credit carryforwards and for the future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not that the assets will be realized. ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 requires interim income tax expense or benefit to be calculated using an estimated annual effective tax rate. If a reliable estimate of the annual effective tax rate cannot be made, the Company considers the effective tax rate for the year to date to be the best estimate. Accordingly, the income tax provisions for the three and six months ended June 30, 2013 were determined based on the actual year-to-date effective tax rate because a reliable estimate of the annual effective tax rate cannot be made. ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. The Company’s policy is to classify any interest recognized in accordance with ASC 740 as interest expense and to classify any penalties recognized in accordance with ASC 740 as an expense other than income tax expense.

TARGACEPT, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS (continued)

June 30, 2013

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Basic:
Net (loss) income	$(12,371)	$14,492	$(20,437)	$16,751

Weighted average common shares - basic	33,626,980	33,409,341	33,621,691	33,399,814

Basic EPS	$(0.37)	$0.43	$(0.61)	$0.50

Diluted:
Net (loss) income	$(12,371)	$14,492	$(20,437)	$16,751

Weighted average common shares - basic	33,626,980	33,409,341	33,621,691	33,399,814
Common share equivalents	—	229,288	—	302,043

Weighted average common shares - diluted	33,626,980	33,638,629	33,621,691	33,701,857

Diluted EPS	$(0.37)	$0.43	$(0.61)	$0.50

Common share equivalents consist of the incremental common shares that would be outstanding upon the exercise of stock options, calculated using the treasury stock method. For the three- and six-month periods ended June 30, 2013, the Company excluded all common share equivalents from the calculation of Diluted EPS because the Company had a net loss. As a result, Diluted EPS is identical to Basic EPS for those periods. If the Company had been in a net income position for the three and six months ended June 30, 2013, 4,708,306 and 4,743,069 shares subject to outstanding stock options, respectively, may have been included in the calculation of common share equivalents using the treasury stock method.

Shares subject to outstanding stock options that were anti-dilutive for the three and six months ended June 30, 2012, periods for which the Company had net income, and consequently not included in the calculation of common share equivalents totaled 3,793,921 and 3,278,572, respectively, calculated on a weighted average basis.

TARGACEPT, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS (continued)

June 30, 2013

2. Summary of Significant Accounting Policies (continued)

Common Stock and Stock-Based Compensation

The Company issued 21,930 shares of common stock upon the exercise of stock options during the six months ended June 30, 2013. The Company issued 231,678 shares of common stock upon the exercise of stock options during the year ended December 31, 2012.

During the six months ended June 30, 2013, the Company granted to employees options to purchase an aggregate of 743,050 shares of common stock. These stock options have an estimated aggregate fair value, using the Black-Scholes-Merton formula, of $2,473,000. The Company is recording this amount, as adjusted for forfeitures, as stock-based compensation on a straight line basis over 16 quarters beginning on the last day of the respective quarters in which the grants were made.

On March 31, 2013, the Company partially accelerated the vesting of, and extended the permitted period for exercise for, some outstanding stock options held by an executive officer who departed the Company. These modifications resulted in incremental compensation cost recorded by the Company for the six months ended June 30, 2013 of $467,000.

Accumulated Other Comprehensive Income or Loss

Accumulated other comprehensive income or loss, as presented in stockholders’ equity on the Company’s balance sheet, reflects the cumulative net unrealized gains or losses on available-for-sale securities for all periods. The table below reflects changes in accumulated other comprehensive income for the six months ended June 30, 2013, in thousands.

Accumulated other comprehensive income, January 1, 2013	$201
Unrealized loss on available-for-sale securities, net	(228)
Net realized gains on available-for-sale securities reclassified from other comprehensive income	13

Accumulated other comprehensive loss, June 30, 2013	$(14)

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

June 30, 2013

2. Summary of Significant Accounting Policies (continued)

Commitments and Contingencies

Under an employment agreement with a former executive officer and a related separation agreement and release, the Company has agreed to pay severance equal to the departing executive’s regular base salary as of March 31, 2013 for nine months, to pay a pro rata percentage of the departing executive’s target bonus for 2013, and to continue the departing executive’s health and life insurance benefits coverage provided to him as of March 31, 2013 for nine months. These payments and benefits, which represent an aggregate estimated amount of $306,000, were recorded as general and administrative expense for the six months ended June 30, 2013.

3. Investments in Marketable Securities

The following is a reconciliation of amortized cost to fair value of available-for-sale marketable securities (including those classified on the Company’s balance sheet as cash equivalents) held at June 30, 2013 and December 31, 2012:

June 30, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Security type
Cash Equivalents
U.S. Treasury and U.S. or state government agency-backed securities	$5,000	$—	$—	$5,000
Marketable Securities - Short term
U.S. Treasury and U.S. or state government agency-backed securities	10,702	10	—	10,712
Corporate debt securities	14,872	23	—	14,895
Municipal bonds	1,409	3		1,412
Certificates of deposit	10,000	—	—	10,000
Accrued interest	119	—	—	119
Marketable Securities - Long term
U.S. Treasury and U.S. or state government agency-backed securities	29,571	48	(21)	29,598
Corporate debt securities - long term	31,745	87	(63)	31,769
Municipal bonds	2,098	5	(5)	2,098
Accrued interest	345	—	—	345

Total available-for-sale marketable securities	$105,861	$176	$(89)	$105,948

TARGACEPT, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS (continued)

June 30, 2013

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

As of June 30, 2013, the Company held investments in marketable securities with unrealized gains of $176,000 and unrealized losses of $89,000. For the investments in an unrealized loss position, the duration of the loss was less than 12 months and the investments are not considered to be other-than-temporarily impaired. As of June 30, 2013, the Company’s investments in marketable securities reach maturity between July 2013 and June 2016 with a weighted average maturity date in September 2014.

4. Income Taxes

For the three and six months ended June 30, 2013 and 2012, the Company did not recognize any income tax expense or benefit. Exercises of stock options may result in tax deductions for stock-based compensation in excess of expense recorded for the stock options under GAAP. For interim periods within years for which taxable net income is forecasted, the Company recognizes the income tax benefit related to the excess tax deductions as an increase to capital in excess of par value, which based on ASC 740 results in an offsetting charge in the same amount to income tax expense. As of June 30, 2013, the Company had $7,549,000 of cumulative tax deductions for periods of net loss from exercises of stock options in excess of expense recorded for the stock options under GAAP. The benefit of these excess tax deductions had not begun to be realized as of June 30, 2013 because the Company incurred net operating losses in the years the respective stock options were exercised and has incurred cumulative net operating losses since inception. Accordingly, the tax benefit will not be recognized as an increase to capital in excess of par value until the excess deductions reduce income taxes payable.

The Company’s 2010 federal income tax return is currently under examination. Because the Company has incurred cumulative net operating losses since inception, all tax years remain open to examination by U.S. federal, North Carolina and Massachusetts tax authorities.

TARGACEPT, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS (continued)

June 30, 2013

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

In March 2013, AstraZeneca exercised its right to terminate TC-1734 from the collaboration. At that time, the Company was recognizing both the portion of the $5,000,000 of the initial fee attributable to TC-1734 license grants not yet recognized and the payments received under the 2010 amendment into revenue on a straight-line basis over the period of the Company’s substantive performance obligations under the agreement as amended. As a result of AstraZeneca’s exercise of its termination right for TC-1734, the Company recognized into revenue for the first quarter of 2013 all of the initial fee and payments received under the 2010 amendment that had not yet been recognized as of the date of AstraZeneca’s action, totaling $3,142,000. The Company recognized an aggregate of $810,000 of the initial fee and the payments received under the 2010 amendment into revenue for the three months ended June 30, 2012. The Company recognized an aggregate of $3,536,000 and $1,621,000 of the initial fee and the payments received under the 2010 amendment into revenue for the six months ended June 30, 2013 and 2012, respectively.

TARGACEPT, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS (continued)

June 30, 2013

5. Strategic Alliance and Collaboration Agreements (continued)

The Company is eligible to receive additional payments from AstraZeneca if specified milestone events under the agreement are achieved for the Company’s product candidate AZD1446 (TC-6683). The amounts of the contingent milestone payments vary depending on the applicable indication pursued and range from an additional $7,000,000 to $14,000,000 if development milestone events are achieved, an additional $8,000,000 to $10,000,000 if a regulatory milestone event is achieved, up to an additional $12,000,000 to $49,000,000 if first commercial sale milestone events are achieved and, in specified circumstances, up to an additional $30,000,000 if sales-related milestone events are achieved. If regulatory approval is achieved for AZD1446 for any indication, the Company is also eligible to receive stepped royalties on all sales of AZD1446. If AZD1446 is subsequently developed under the agreement for other indications, the Company would also be eligible to receive contingent milestone payments of up to $35,000,000 for each successive indication, if development, regulatory and first detail milestone events are achieved. Based solely on projected activities and timelines, the Company expects that the earliest that a contingent milestone payment could conceivably be earned with respect to AZD1446 is 2014, in the amount of $2,000,000 if a development milestone event is achieved. The likelihood that the Company will earn that milestone amount or achieve any particular milestone event with respect to AZD1446 in 2014 or in any future period is uncertain, and the Company may not earn any milestone amount or achieve any milestone event with respect to AZD1446 in 2014 or ever.

The Company considers that each of the potential milestone events under the agreement with respect to AZD1446 would be substantive because the applicable criteria of its revenue recognition policy (see Note 2) would be satisfied.

AstraZeneca has paid the Company an aggregate of $88,120,000 under the agreement since its inception, including the initial fee and payments upon the achievement of milestone events, to maintain option rights and for research services rendered in the completed preclinical research collaboration. As of June 30, 2013, this entire amount had been fully recognized into revenue.

Prior Collaboration Agreement

In December 2009, the Company entered into a collaboration and license agreement with AstraZeneca AB for the global development and commercialization of TC-5214 as a treatment for major depressive disorder. Under the agreement, AstraZeneca made an upfront payment to the Company of $200,000,000. The Company recorded the upfront payment made by AstraZeneca as deferred revenue and began recognizing the payment as revenue on a straight-line basis over the estimated period of the Company’s substantive performance obligations under the agreement, or approximately 33 months after the agreement date. The Company recognized $32,676,000 and $54,473,000 of the upfront payment as revenue for the three and six months ended June 30, 2012.

TARGACEPT, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS (continued)

June 30, 2013

5. Strategic Alliance and Collaboration Agreements (continued)

Under the agreement, AstraZeneca was responsible for 80% and the Company was responsible for 20% of the costs of the global development program for TC-5214 in major depressive disorder, except that AstraZeneca was responsible for 100% of development costs that were required only for countries outside the United States and the European Union. In addition, for each of the Company and AstraZeneca, costs that were not contemplated at execution to be part of the program were in some cases excluded from the cost-sharing arrangement.

The Company’s portion of the costs of the program was $1,369,000 and $4,779,000, for the three and six months ended June 30, 2012, respectively. AstraZeneca’s allocable portion of the program costs paid by the Company was $6,000 and $127,000 for the three and six months ended June 30, 2012, respectively. AstraZeneca’s allocable portion of the program costs paid by the Company is reflected in the Company’s financial statements as a reduction to research and development expense.

In the first quarter of 2012, the Company and AstraZeneca announced that, based on the totality of the results of the Phase 3 development program for TC-5214, a regulatory filing for TC-5214 as an adjunct therapy for major depressive disorder would not be pursued. Also in the first quarter of 2012, the Company reported that the Company and AstraZeneca determined to discontinue a Phase 2b clinical trial of TC-5214 as a “switch” monotherapy. These determinations resulted in a change in the estimated period of the Company’s substantive performance obligations under the agreement, and the Company revised the revenue recognition period for the upfront payment previously received accordingly. As a result, the entire upfront payment was recognized into revenue by June 30, 2012. In April 2012, the Company received notice of termination of the agreement from AstraZeneca. By the terms of the agreement, the termination became effective in May 2012.

6. Reduction in Force

On April 25, 2012, the Company announced a reduction in force as part of a plan to focus its resources on its more advanced programs. The restructuring was completed in the second quarter of 2012. The Company recorded as expense and paid $2,312,000 in severance and other charges related to the reduction in force for the three and six months ended June 30, 2012. Upon the completion of the restructuring, the Company’s workforce was reduced by 65 employees, or approximately 46%.

On October 8, 2012, the Company announced a further reduction in force and the closing of its laboratory operations. Both of these actions were completed in the fourth quarter of 2012. The Company recorded as expense and paid $1,406,000 in severance and other charges related to the reduction in force for the three months ended December 31, 2012. Upon the completion of the restructuring, the Company’s workforce was further reduced by 27 employees, or approximately 38%.

TARGACEPT, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS (continued)

June 30, 2013

6. Reduction in Force (continued)

Following the closing of laboratory operations and two reductions in force, the Company sold laboratory equipment and office furniture and fixtures with a book value of $1,534,000, resulting in cumulative gain of $55,000. During the three months ended June 30, 2013, the Company committed to a plan to sell additional laboratory equipment and office furniture and fixtures. These assets, which have a fair value of $413,000, are classified as held for sale on the Company’s balance sheet as of June 30, 2013. See the Fair Value Measurement accounting policy discussion in Note 2.

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

We have multiple clinical-stage product candidates in areas in which we believe there are significant medical need and commercial potential.

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

•	TC-5214. TC-5214 modulates the activity of the a3ß4 NNR. We initiated a Phase 2b clinical trial of TC-5214 as a treatment for overactive bladder in the second quarter of 2013.

•

TC-1734. TC-1734 (formerly known also as AZD3480) is a novel small molecule that modulates the activity of the a4ß2 NNR. We are currently conducting a Phase 2b clinical trial of TC-1734 as a treatment for mild to moderate Alzheimer’s disease.

•

AZD1446 (TC-6683). AZD1446 is a novel small molecule that modulates the activity of the a4ß2 NNR and is subject to an ongoing collaboration agreement with AstraZeneca. Development decisions and activities for AZD1446 are substantially within the control of AstraZeneca.

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

We have an ongoing collaboration agreement with AstraZeneca focused on compounds that act on the a4ß2 NNR, including AZD1446. Under the agreement:

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

Under a second collaboration agreement with AstraZeneca, which we refer to in this quarterly report as our “MDD agreement with AstraZeneca,” we had been co-developing TC-5214 as a treatment for major depressive disorder, or MDD. Under the agreement, we received a $200.0 million upfront payment. Thereafter, AstraZeneca was responsible for 80% and we were responsible for 20% of the cost of the completed clinical program for TC-5214 in MDD, except that AstraZeneca was responsible for 100% of development costs that were required only for countries outside the United States and the European Union. In addition, for each of us and AstraZeneca, costs that were not contemplated at execution to be part of the program were in some cases excluded from the cost-sharing arrangement. Following completion of a Phase 3 clinical program for TC-5214 conducted under the agreement, we and AstraZeneca announced that a regulatory filing for TC-5214 as an adjunct therapy for MDD would not be pursued and we reported the discontinuation of a “switch” monotherapy trial. AstraZeneca subsequently terminated the agreement effective in May 2012. As a result of the termination, all rights and licenses for TC-5214 that we granted under the agreement to AstraZeneca terminated and reverted to us.

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

In the second quarter of 2012, we completed a reduction in force as part of a plan to focus our resources on our more advanced programs. In October 2012, we announced a second reduction in force, as well as our plan to close our laboratory operations. We completed the second reduction in force and the laboratory closings in December 2012 and are no longer devoting resources to drug discovery or preclinical programs. We sold much of our laboratory equipment after we closed our laboratories in December 2012 and, as of June 30, 2013, committed to a plan to sell additional laboratory equipment and office furniture and fixtures.

Except for a small number of periods in which we generated net income due primarily to the recognition into revenue of amounts received under collaboration agreements, we have not been profitable. As of June 30, 2013, we had an accumulated deficit of $254.4 million. We expect that we will incur losses in future periods as our product candidates advance into later-stage development and as we progress our programs and invest in additional product opportunities. Drug development, including clinical trials in particular, is time-consuming, expensive and may never yield a product that will generate revenue.

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

Pursuant to a September 2010 amendment to our ongoing collaboration agreement with AstraZeneca related to a clinical trial of TC-1734 in mild to moderate Alzheimer’s disease, we received a $500,000 payment in the fourth quarter of 2010 and cumulative payments of $5.5 million in the second half of 2011. We recorded all of these payments as deferred revenue and began recognizing them into revenue on a straight-line basis over the estimated period of our obligations with respect to the study. As a result of AstraZeneca’s exercise of its right to terminate TC-1734 from the collaboration in March 2013, we recognized the remaining unrecognized deferred amount of $3.5 million into revenue for the first quarter of 2013.

As of June 30, 2013, we had received $61.6 million in aggregate upfront fees and milestone payments under our ongoing collaboration agreement with AstraZeneca and recognized an additional

$26.5 million in collaboration research and development revenue for research services that we provided in the preclinical research collaboration conducted under that agreement. We immediately recognized an aggregate of $32.6 million of the amounts received under the agreement for achievement of milestone events, because each event met the conditions required for immediate recognition under our revenue recognition policy. We deferred recognition of an aggregate of $29.0 million received under the agreement and have fully recognized these deferred amounts into revenue over the respective periods discussed in Note 5 to our unaudited financial statements included in this quarterly report.

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

Research and Development Expenses

Since our inception, we have focused our activities on drug discovery and development programs. We record research and development expenses as they are incurred. Research and development expenses represented approximately 76% and 64% of our total operating expenses for the three months ended June 30, 2013 and 2012, respectively, and 73% and 75% of our total operating expenses for the six months ended June 30, 2013 and 2012, respectively. Restructuring charges represented 12% and 6% of our total operating expenses for the three and six months ended June 30, 2012, respectively.

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

General and Administrative Expenses

General and administrative expenses consist principally of salaries and other related costs for personnel in executive, finance, business development, legal, information technology and human resource functions. Other general and administrative expenses include expenses associated with stock options granted to personnel in those functions, depreciation and other facility costs not otherwise included in research and development expenses, patent-related costs, insurance costs and professional fees for consulting, legal, accounting and public and investor relations services.

Income Taxes

We have incurred cumulative net operating losses through June 30, 2013 and have not paid federal, state or foreign income taxes for any period. The application of U.S. generally accepted accounting principles, or GAAP, may for some periods result in non-cash income tax expense or benefit being reflected in our Statement of Comprehensive Income (Loss). Exercises of stock options in periods of net income may result in tax deductions for stock-based compensation in excess of expense recorded for the stock options under GAAP. For interim periods within years for which net income is forecasted, we recognize the income tax benefit related to the excess tax deductions as an increase to capital in excess of par value and, based on Accounting Standards Codification ASC Topic 740, Income Taxes, record an offsetting charge in the same amount to income tax expense. As of June 30, 2013, we had $7.5 million of cumulative tax deductions for periods of net loss from exercises of stock options in excess of expense recorded for the stock options under GAAP. The benefit of these excess tax deductions had not begun to be realized as of June 30, 2013 because we have incurred cumulative net operating losses since inception. This benefit will not be recognized as an increase to capital in excess of par value until the excess deductions reduce income taxes payable.

As of June 30, 2013, we had net operating loss carryforwards of $208.8 million for federal income tax purposes and $197.6 million for state income tax purposes and we had research and development income tax credit carryforwards of $12.9 million for federal income tax purposes and $587,000 for state income tax purposes. The federal net operating loss carryforwards begin to expire in 2024. The state net operating loss carryforwards begin to expire in 2019. The federal and state research and development tax credits begin to expire in 2021. As a result of various factors, including the subjectivity of measurements used in the calculation of particular tax positions taken or that may in the future be taken in our tax returns, it is uncertain whether or to what extent we will be eligible to use the tax credits.

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

Fair Value

The carrying amounts of our cash and cash equivalents, investments in marketable securities, accounts receivable, accounts payable and accrued expenses are considered to be representative of their respective fair values due to their short-term natures and, in the case of short-term investments, their market interest rates. Likewise, the carrying amounts of our long-term debts are considered to be representative of their fair value due to their market interest rates. Cash that we do not expect to use to fund our short-term liquidity requirements is invested in corporate debt securities and municipal bonds rated at least A quality or equivalent, U.S. Treasury notes and bonds, U.S. and state government agency-backed certificates and certificates of deposit. Our investments in marketable securities, which include marketable securities classified on our balance sheet as cash equivalents, are recorded at quoted market prices or observable market inputs and totaled $105.9 million at June 30, 2013.

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

Results of Operations

Three Months ended June 30, 2013 and 2012

Net Operating Revenues

	Three Months Ended June 30,
	2013	2012	Change
	(in thousands)
Operating revenues:
License fees and milestones from collaborations	$—	$33,487	$(33,487)
Grant revenue	—	158	(158)

Net operating revenues	$—	$33,645	$(33,645)

Net operating revenues for the three months ended June 30, 2013 decreased by $33.6 million as compared to the three months ended June 30, 2012. The lower net operating revenues for the 2013 period were primarily attributable to a decrease of $33.5 million in license fees and milestones from collaborations. License fees and milestone from collaborations for the 2012 period reflected recognition of $32.7 million of the upfront payment previously received under our MDD agreement with AstraZeneca and $810,000 of the payments previously received under our ongoing collaboration agreement with AstraZeneca. The upfront payment for our MDD agreement with AstraZeneca became fully recognized into revenue during the three months ended June 30, 2012 and the payments previously received under our ongoing collaboration agreement with AstraZeneca became fully recognized into revenue for the first quarter of 2013.

We expect our net operating revenues for the year ending December 31, 2013 to be substantially lower than for the year ended December 31, 2012, primarily due to the upfront payment under our MDD agreement with AstraZeneca becoming fully recognized in 2012. We have no deferred amounts remaining to be recognized into revenue for payments previously received under any current or former collaboration agreement.

Research and Development Expenses

	Three Months Ended June 30,
	2013	2012	Change
	(in thousands)

Research and development expenses	$9,454	$12,512	$(3,058)

Research and development expenses for the three months ended June 30, 2013 decreased by $3.1 million as compared to the three months ended June 30, 2012. The lower research and development expenses were principally attributable to decreases of:

•

$4.6 million in research and development-related operating costs, including infrastructure costs and stock-based compensation and other compensation-related expenses for research and development personnel, to $2.7 million for the 2013 period, from $7.3 million for the 2012 period; this decrease resulted primarily from the two reductions in force completed in the second and fourth quarters of 2012 that reduced our workforce by approximately 65% and from the closing of our laboratory operations in the fourth quarter of 2012;

•	$1.4 million in costs incurred for the Phase 3 development program for TC-5214 as a treatment for MDD, which completed in 2012; and

•	$485,000 in costs incurred for third-party research and development services in connection with preclinical programs, as we focused our resources in the 2013 period on our clinical programs.

These decreases were partially offset by an increase of $3.4 million in costs incurred for third-party services associated with our ongoing clinical-stage programs to $6.7 million for the 2013 period, from $3.3 million for the 2012 period. This increase was principally due to costs related to the initiation of our Phase 2b study of TC-5214 in overactive bladder and increased costs related to our ongoing Phase 2b studies of TC-5619 in negative symptoms and cognitive dysfunction in schizophrenia and TC-1734 in mild to moderate Alzheimer’s disease, which both became fully enrolled in April 2013.

The costs that we incurred for the three months ended June 30, 2013 and 2012 for third-party services in connection with research and development of clinical-stage product candidates are shown in the table below.

	Three Months Ended June 30,
	2013	2012	Change
	(in thousands)

TC-5619	$3,226	$2,534	$692
TC-5214 overactive bladder	2,021	—	2,021
TC-1734	1,381	1,015	366
TC-6499	28	12	16
TC-5214 major depressive disorder	—	1,413	(1,413)

We expect our research and development expenses for the year ending December 31, 2013 to decrease as compared to the year ended December 31, 2012, principally due to the 2012 completion of the Phase 3 development program for TC-5214 as a treatment for MDD and our two reductions in workforce implemented in 2012. We also expect, however, to incur higher research and development expenses for the remainder of 2013 as compared to the six months ended June 30, 2013, primarily as a result of the conduct of our Phase 2b clinical trial of TC-5214 in overactive bladder, which we initiated during the three months ended June 30, 2013.

General and Administrative Expenses

	Three Months Ended June 30,
	2013	2012	Change
	(in thousands)

General and administrative expenses	$3,034	$4,587	$(1,553)

General and administrative expenses for the three months ended June 30, 2013 decreased by $1.6 million as compared to the three months ended June 30, 2012. The lower general and administrative expenses were primarily attributable to a decrease of $1.5 million in stock-based compensation, salary and other compensation-related expenses for general and administrative personnel. The decrease in stock-based compensation, salary and other compensation-related expenses for general and administrative personnel for the 2013 period was primarily due to the previously disclosed $1.8 million in severance and stock-based compensation expenses recorded for the 2012 period, including $1.3 million of non-cash charges. Exclusive of stock-based compensation, salary and other compensation-related expenses, general and administrative expenses decreased by $37,000 for the 2013 period as compared to the corresponding 2012 period.

Restructuring Charges

	Three Months Ended June 30,
	2013	2012	Change
	(in thousands)

Restructuring charges	$—	$2,312	$(2,312)

Restructuring charges for the three months ended June 30, 2012 reflected severance and other charges related to a reduction in force announced and implemented in that period as part of a plan to focus our resources on our more advanced programs. Upon the completion of the restructuring, our workforce was reduced by 65 employees, or approximately 46%.

Six Months ended June 30, 2013 and 2012

Net Operating Revenues

	Six Months Ended June 30,
	2013	2012	Change
	(in thousands)
Operating revenues:
License fees and milestones from collaborations	$3,536	$56,094	$(52,558)
Grant revenue	—	408	(408)

Net operating revenues	$3,536	$56,502	$(52,966)

Net operating revenues for the six months ended June 30, 2013 decreased by $53.0 million as compared to the six months ended June 30, 2012. The lower net operating revenues for the 2013 period were primarily attributable to a decrease of $52.6 million in license fees and milestones from collaborations. The lower license fees and milestones from collaborations for the 2013 period primarily resulted from the recognition into revenue for the 2012 period of the remaining unrecognized portion of the upfront payment previously received under our MDD agreement with AstraZeneca, totaling $54.5 million, partially offset by $1.9 million in increased recognition into revenue for the 2013 period of payments related to TC-1734 previously received under our ongoing collaboration agreement with AstraZeneca. We recognized into revenue for the 2013 period the remaining unrecognized portion of the payments related to TC-1734 previously received under our ongoing collaboration agreement with AstraZeneca, totaling $3.5 million.

Research and Development Expenses

	Six Months Ended June 30,
	2013	2012	Change
	(in thousands)

Research and development expenses	$17,774	$30,313	$(12,539)

Research and development expenses for the six months ended June 30, 2013 decreased by $12.5 million as compared to the six months ended June 30, 2012. The lower research and development expenses were principally attributable to decreases of:

•

$9.9 million in research and development-related operating costs, including infrastructure costs and stock-based compensation and other compensation-related expenses for research and development personnel, to $5.9 million for the 2013 period, from $15.8 million for the 2012 period; this decrease resulted primarily from the two reductions in force completed in the second and fourth quarters of 2012 that reduced our workforce by approximately 65% and from the closing of our laboratory operations in the fourth quarter of 2012;

•	$4.8 million in costs incurred for the Phase 3 development program for TC-5214 as a treatment for major depressive disorder, which completed in 2012; and

•	$1.4 million in costs incurred for third-party research and development services in connection with preclinical programs.

These decreases were partially offset by an increase of $3.6 million in costs incurred for third-party services associated with our clinical-stage product candidates (excluding costs for the completed program in MDD discussed above) to $11.8 million for the 2013 period, from $8.2 million for the 2012 period. This increase was principally due to costs related to the initiation of our Phase 2b study of TC-5214 in overactive bladder, increased costs related to our ongoing Phase 2b study of TC-5619 in negative symptoms and cognitive dysfunction in schizophrenia and the completion in the 2012 period of two exploratory Phase 2 clinical studies of TC-6987.

The costs that we incurred for the six months ended June 30, 2013 and 2012 for third-party services in connection with research and development of clinical-stage product candidates are shown in the table below.

	Six Months Ended June 30,
	2013	2012	Change
	(in thousands)

TC-5619	$6,636	$4,621	$2,015
TC-5214 overactive bladder	2,901	—	2,901
TC-1734	2,220	1,784	436
TC-6499	28	4	24
TC-5214 major depressive disorder	—	4,824	(4,824)
TC-6987	—	1,815	(1,815)

General and Administrative Expenses

	Six Months Ended June 30,
	2013	2012	Change
	(in thousands)

General and administrative expenses	$6,524	$7,657	$(1,133)

General and administrative expenses for the six months ended June 30, 2013 decreased by $1.1 million as compared to the six months ended June 30, 2012. The lower general and administrative expenses were primarily attributable to a decrease of $791,000 in stock-based compensation, salary and other compensation-related expenses for general and administrative personnel. The decrease in stock-based compensation, salary and other compensation-related expenses for general and administrative personnel for the 2013 period was primarily due to the previously disclosed $1.8 million in severance and stock-based compensation expenses recorded for the 2012 period, including $1.3 million of non-cash charges; partially offset by $467,000 in non-cash stock-based compensation charges resulting from the partial accelerated vesting of, and extended exercise periods for, some outstanding stock options held by a former executive officer who departed Targacept in March 2013 and $309,000 in severance and other charges resulting from the departure of the former executive officer. Exclusive of stock-based compensation, salary and other compensation-related expenses, general and administrative expenses decreased by $342,000 for the 2013 period as compared to the corresponding 2012 period.

Restructuring Charges

	Six Months Ended June 30,
	2013	2012	Change
	(in thousands)

Restructuring charges	$—	$2,312	$(2,312)

Restructuring charges for the six months ended June 30, 2012 reflected severance and other charges related to a reduction in force announced and implemented in the second quarter of 2012.

Liquidity and Capital Resources

Sources of Liquidity

We have historically financed our operations and internal growth principally through public and private offerings of equity securities, payments received under collaboration and alliance agreements, grants and equipment financing.

Our cash, cash equivalents and investments in marketable securities were $164.0 million as of June 30, 2013 and $184.9 million as of December 31, 2012. As of June 30, 2013, we had $56.9 million of cash in bank depository accounts and institutional money market funds at Branch Banking and Trust Company, PNC Bank and Wells Fargo & Company. Substantially all of our remaining cash, cash equivalents and investments were invested as of June 30, 2013 in corporate debt securities and municipal bonds rated at least A quality or equivalent, U.S. Treasury notes and bonds, U.S. and state government agency-backed securities and certificates of deposit.

We are eligible to receive additional payments under our ongoing collaboration agreement with AstraZeneca, contingent on the achievement of specified milestone events relating to AZD1446. The likelihood that we will achieve any particular milestone event in any particular period is uncertain, and we may not ever achieve any future milestone event with respect to AZD1446. We do not expect our ongoing collaboration agreement with AstraZeneca to be a significant source of future funds and we are not relying on the agreement as a source for any future funds.

Our MDD agreement with AstraZeneca was terminated effective in May 2012 and is no longer a potential source of future funds.

We have borrowed amounts under a loan agreement with a bank that we entered into in July 2010 to fund the purchase of equipment, furnishings, software and other fixed assets. As of June 30, 2013, the aggregate outstanding principal balance under the loan facility was $1.6 million and there is no additional borrowing capacity remaining available to us.

Cash Flows

	Six Months Ended June 30,
	2013	2012	Change
	(in thousands)

Net cash used in operating activities	$(19,735)	$(42,235)	$22,500
Net cash provided by investing activities	924	7,252	(6,328)
Net cash used in financing activities	(370)	(655)	285

Net decrease in cash and cash equivalents	$(19,181)	$(35,638)

Net cash used in operating activities for the six months ended June 30, 2013 decreased by $22.5 million as compared to the six months ended June 30, 2012. For the six months ended June 30, 2013, net cash used in operating activities was primarily attributable to $21.8 million in payments made for third-party research and development services in connection with clinical-stage product candidates and personnel and infrastructure costs. These cash payments were partially offset by $1.0 million in proceeds received in January 2013 from the sale of laboratory equipment and office furniture and fixtures in December 2012 and $863,000 of investment-related cash receipts. For the six months ended June 30, 2012, net cash used in operating activities was primarily attributable to $41.3 million in payments made for third-party research and development services in connection with clinical-stage product candidates and preclinical programs, as well as personnel and infrastructure costs, and $2.3 million in payments associated with our reduction in force announced in April 2012; partially offset by $1.1 million of investment-related cash receipts and $440,000 of grant related payments. The decrease of $19.5 million in payments made for third-party research and development services and personnel and infrastructure costs for the 2013 period as compared to the 2012 period was principally the result of: the wind-down during 2012 of the Phase 3 development program for TC-5214 as a treatment for major depressive disorder, for which we paid $13.0 million during the 2012 period; the decision in the second quarter of 2012 to focus our resources on our more advanced programs; and the closing of our laboratories and completion of two workforce reductions during 2012.

Net cash provided by investing activities for the six months ended June 30, 2013 decreased by $6.3 million as compared to the six months ended June 30, 2012. Cash provided by or used in investing activities reflects the portion of our cash that we allocate to, and the timing of purchases and maturities of, our investments in marketable securities and equipment purchases. Our net sales of investments in marketable securities for the 2013 period were $1.0 million and occurred primarily as a result of the timing of maturities and subsequent reinvestment in marketable securities. Our net sales of investments in marketable securities for the 2012 period were $7.4 million and occurred primarily to fund our short-term liquidity requirements.

Net cash used in financing activities for the six months ended June 30, 2013 decreased by $285,000 as compared to the six months ended June 30, 2012. The lower cash used in financing activities for the 2013 period was primarily due to the scheduled repayment in full of outstanding term loans on their respective maturity dates during 2012.

Funding Requirements

As of June 30, 2013, we had an accumulated deficit of $254.4 million. We may require additional capital in future periods as our product candidates advance into later-stage development and as we progress our programs and invest in additional product opportunities. However, we may generate positive cash flow for any particular reporting period as a result of the timing of milestone events that may be achieved under our ongoing collaboration agreement with AstraZeneca or any potential future collaboration agreement that we enter into and the timing and extent of costs incurred related to development of our product candidates. Our future capital requirements are difficult to forecast and will depend on many factors, including:

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

Our existing capital resources may not be sufficient to enable us to fund the completion of the development of any of our product candidates. We currently expect our existing capital resources to be sufficient to fund our operations through at least the end of 2015. However, our operating plan may change as a result of many factors, including those described above, and we may need additional funds sooner than planned to meet operational needs and capital requirements.

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

The primary objectives of our investment activities are to preserve our capital and meet our liquidity needs to fund operations. We also seek to generate competitive rates of return from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of cash equivalents and investments in a variety of securities that are of high credit quality based on ratings from commonly relied upon rating agencies. As of June 30, 2013, we had cash, cash equivalents and investments in marketable securities of $164.0 million. Our cash, cash equivalents and investments in marketable securities may be subject to interest rate risk and could fall in value if market interest rates increase. However, because our cash is invested in accounts with market interest rates and because our cash equivalents and investments in marketable securities are traded in active markets, we believe that our exposure to interest rate risk is not significant and estimate that an immediate and uniform 10% increase in market interest rates from levels as of June 30, 2013 would not have a material impact on the total fair value of our portfolio.

We sometimes contract for the conduct of clinical trials or other research and development and manufacturing activities with contract research organizations, clinical trial sites and contract manufacturers in Europe or elsewhere outside of the United States. We may be subject to exposure to fluctuations in foreign currency exchange rates in connection with these agreements. If the average exchange rate between the currency of our payment obligations under any of these agreements and the U.S. dollar were to strengthen or weaken by 10% against the corresponding exchange rate as of June 30, 2013, we estimate that the impact on our financial position, results of operations and cash flows would not be material. We do not hedge our foreign currency exposures.

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

(b) Changes in Internal Controls. No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2013 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

TARGACEPT, INC.

Date: August 7, 2013	/s/ Stephen A. Hill
Stephen A. Hill
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2013	/s/ Alan A. Musso
Alan A. Musso
Senior Vice President, Finance and Administration, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1+	Targacept, Inc. 2006 Stock Incentive Plan, as amended and restated through March 9, 2011 and further amended on December 7, 2012, March 13, 2013 and April 10, 2013 (incorporated by reference to Exhibit 99 to the Company’s Registration Statement on Form S-8, as filed with the SEC on June 6, 2013 (Registration No. 333-189143)).

10.2+	Employment Agreement, effective as of June 28, 2013, by and between the Company and David A. Hosford (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on June 28, 2013).

10.3+	Employment Agreement, effective as of June 28, 2013, by and between the Company and Steven M. Toler.

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets as of June 30, 2013 and December 31, 2012 (Unaudited); (ii) the Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2013 and 2012 (Unaudited); (iii) the Statements of Cash Flows for the six months ended June 30, 2013 and 2012 (Unaudited); and (iv) the Notes to Unaudited Financial Statements.

+	Denotes management contract, compensatory plan or arrangement.
*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.