Form 10-Q
period 2013-09-30
TARGACEPT INC
filed 2013-11-06
CIK 1124105

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

As of October 31, 2013, the registrant had 33,661,453 shares of common stock, $0.001 par value per share, outstanding.

TARGACEPT, INC.

FORM 10-Q

PART I. Financial Information

Cautionary Note Regarding Forward-Looking Statements

This quarterly report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, which we refer to as the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act. For this purpose, any statement contained in this quarterly report, other than statements of historical fact, regarding, among other things:

•	the progress, scope or duration of the development of TC-5619, TC-5214, TC-1734, AZD1446 (TC-6683), TC-6987, TC-6499 or any of our other product candidates or programs, such as the target indication(s) for development, the size, design, population, location, conduct, objective, duration or endpoints of any clinical trial, or the timing for initiation or completion of or availability of results from any clinical trial, for submission or approval of any regulatory application, for interactions with regulatory authorities, or, where applicable, for a decision by AstraZeneca as to whether to conduct particular development;

•	the benefits that may be derived from any of our product candidates or the commercial opportunity in any target indication;

•	the timing or amount of any payments that AstraZeneca may make to us;

•	our operations, financial position, revenues, costs or expenses; or

•	our strategies, prospects, plans, expectations or objectives

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

•	whether favorable findings from our completed clinical trial of TC-5619 in patients with schizophrenia will be replicated in our ongoing clinical trial of TC-5619 or potential future clinical trials of TC-5619;

•	whether the designs and endpoints of our ongoing clinical trial of TC-5619 and potential future clinical trials of TC-5619 will be deemed by applicable regulatory authorities to be sufficient to support approval of TC-5619 to treat negative symptoms of schizophrenia or cognitive dysfunction in schizophrenia;

•	whether findings from nonclinical studies and assessments of TC-5214 and clinical trials of TC-5214 in a different indication will be predictive of a positive outcome in our ongoing Phase 2b clinical trial of TC-5214 in overactive bladder;

•	the conduct and results of clinical trials and non-clinical studies and assessments of TC-5619, TC-5214, TC-1734, AZD1446, TC-6987, TC-6499 or any of our other product candidates, including the performance of third parties engaged to execute them, delays resulting from any changes to the applicable protocols or difficulties or delays in subject enrollment or data analysis;

•	whether the executive turnover we have experienced will have an adverse impact on the development of any of our product candidates or our business generally;

•	whether TC-5214 will be eligible for treatment in the United States as a new chemical entity with a five-year statutory exclusivity period, either because we submit a new drug application for TC-5214 prior to October 1, 2017 or because the applicable statutory provision is re-authorized by the U.S. Congress;

•	the control or significant influence that AstraZeneca has over any development of AZD1446, including as to the timing, scope and design of any future clinical trials;

•	our ability to establish additional strategic alliances, collaborations or licensing or other comparable arrangements on favorable terms;

•	our ability to protect our intellectual property; and

•	the timing and success of submission, acceptance and approval of regulatory applications.

Risks and uncertainties that we face are described in greater detail under the caption “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2012, and in other filings that we make with the Securities and Exchange Commission, or SEC. As a result of the risks and uncertainties to which our business is subject, the results or events indicated by any forward-looking statement may not occur. We caution you not to place undue reliance on any forward-looking statement.

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

TARGACEPT, INC.

BALANCE SHEETS

(in thousands, except share and par value amounts)

(unaudited)

	September 30, 2013	December 31, 2012

ASSETS
Current assets:
Cash and cash equivalents	$61,739	$82,240
Investments in marketable securities - short term	35,017	42,721
Other current receivables	32	1,380
Prepaid expenses	1,485	1,402
Assets held for sale	317	—

Total current assets	98,590	127,743
Investments in marketable securities - long term	58,355	59,966
Property and equipment, net	748	1,639
Intangible assets	102	115
Other assets	52	116

Total assets	$157,847	$189,579

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,075	$2,056
Accrued expenses	7,688	6,085
Current portion of long-term debt	873	851
Current portion of deferred revenue	—	2,357

Total current liabilities	10,636	11,349
Long-term debt, net of current portion	478	1,136
Deferred revenue, net of current portion	—	1,179

Total liabilities	11,114	13,664
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value, 100,000,000 shares authorized and 33,658,411 and 33,615,081 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	34	34
Preferred stock, $0.001 par value, 5,000,000 shares authorized and 0 shares issued and outstanding at September 30, 2013 and December 31, 2012	—	—
Capital in excess of par value	413,871	409,608
Accumulated other comprehensive income	95	201
Accumulated deficit	(267,267)	(233,928)

Total stockholders’ equity	146,733	175,915

Total liabilities and stockholders’ equity	$157,847	$189,579

See accompanying notes.

TARGACEPT, INC.

STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Operating revenues:
License fees and milestones from collaborations	$—	$736	$3,536	$56,830
Grant revenue	—	32	—	440

Net operating revenues	—	768	3,536	57,270
Operating expenses:
Research and development (including stock-based compensation of $610 and $889 for the three months ended September 30, 2013 and 2012, respectively; and $1,985 and $3,027 for the nine months ended September 30, 2013 and 2012, respectively)	10,312	6,434	28,086	36,747
General and administrative (including stock-based compensation of $682 and $551 for the three months ended September 30, 2013 and 2012, respectively; and $2,172 and $3,441 for the nine months ended September 30, 2013 and 2012, respectively)	2,834	2,432	9,358	10,089
Restructuring charges	—	—	—	2,312

Total operating expenses	13,146	8,866	37,444	49,148

(Loss) income from operations	(13,146)	(8,098)	(33,908)	8,122
Other income (expense):
Interest income	257	239	612	818
Interest expense	(13)	(20)	(43)	(68)

Total other income (expense)	244	219	569	750

Net (loss) income	$(12,902)	$(7,879)	$(33,339)	$8,872

Basic net (loss) income per share	$(0.38)	$(0.24)	$(0.99)	$0.27

Diluted net (loss) income per share	$(0.38)	$(0.24)	$(0.99)	$0.26

Weighted average common shares outstanding - basic	33,644,256	33,494,106	33,629,295	33,431,474

Weighted average common shares outstanding - diluted	33,644,256	33,494,106	33,629,295	33,692,875

Net (loss) income	$(12,902)	$(7,879)	$(33,339)	$8,872
Unrealized gain (loss) on available-for-sale securities, net	109	183	(106)	341

Comprehensive (loss) income	$(12,793)	$(7,696)	$(33,445)	$9,213

See accompanying notes.

TARGACEPT, INC.

STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2013	2012
Operating activities
Net (loss) income	$(33,339)	$8,872
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Recognition of deferred revenue	(3,536)	(57,270)
Amortization of premium on marketable securities, net	680	730
Depreciation and amortization	522	1,812
Stock-based compensation expense	4,157	6,468
Changes in operating assets and liabilities:
Other current receivables	322	(2,330)
Other assets	128	1,687
Accounts payable and accrued expenses	1,622	(13,047)
Deferred revenue	—	440

Net cash used in operating activities	(29,444)	(52,638)

Investing activities
Purchase of investments in marketable securities	(47,004)	(105,163)
Proceeds from sale of investments in marketable securities	55,406	129,289
Purchase of property and equipment	(92)	(138)
Proceeds from sale of property and equipment	1,163	—

Net cash provided by investing activities	9,473	23,988

Financing activities
Principal payments on long-term debt	(636)	(1,032)
Proceeds from issuance of common stock, net	106	601

Net cash used in financing activities	(530)	(431)

Net decrease in cash and cash equivalents	(20,501)	(29,081)
Cash and cash equivalents at beginning of period	82,240	107,283

Cash and cash equivalents at end of period	$61,739	$78,202

See accompanying notes.

TARGACEPT, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

September 30, 2013

1. The Company and Nature of Operations

Targacept, Inc., or the Company, is a Delaware corporation formed on March 7, 1997. The Company is a biopharmaceutical company engaged in the development of novel NNR Therapeutics™ to treat patients suffering from serious nervous system and gastrointestinal/ genitourinary diseases and disorders. The Company’s NNR Therapeutics selectively target neuronal nicotinic receptors, which it refers to as NNRs. Its facilities are located in Winston-Salem, North Carolina.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Company’s audited financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2012. In the opinion of the Company’s management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of its financial position, operating results and cash flows for the periods presented have been included. Operating results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the full year, for any other interim period or for any future year.

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

September 30, 2013

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

The following tables present the Company’s investments in marketable securities (including, if applicable, those classified on the Company’s balance sheet as cash equivalents) that are measured at fair value on a recurring basis as of September 30, 2013 and December 31, 2012, respectively:

September 30, 2013	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(in thousands)
U.S. Treasury and U.S. or state government agency-backed securities	$44,007	$—	$—
Corporate debt securities	—	40,539	—
Municipal bonds	—	3,511	—
Certificates of deposit	5,000	—	—
Accrued interest	315	—	—

Total cash equivalents and marketable securities	$49,322	$44,050	$—

December 31, 2012	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(in thousands)
U.S. Treasury and U.S. or state government agency-backed securities	$46,371	$—	$—
Corporate debt securities	—	47,173	—
Municipal bonds	—	2,700	—
Certificates of deposit	10,000	—	—
Accrued interest	443	—	—

Total cash equivalents and marketable securities	$56,814	$49,873	$—

Corporate debt securities and municipal bonds are valued based on various observable inputs such as benchmark yields, reported trades, broker/dealer quotes, benchmark securities and bids.

TARGACEPT, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS (continued)

September 30, 2013

2. Summary of Significant Accounting Policies (continued)

The Company previously determined that certain property and equipment met the criteria for classification as held for sale as established by the subsequent measurement provisions of ASC Topic 360, Property Plant and Equipment. As a result, the Company reclassified the assets from “property and equipment” to “assets held for sale” on its balance sheet as of June 30, 2013 and recorded the assets at the lower of carrying value or fair value less cost to sell. Assets classified as held for sale are no longer subject to depreciation. The Company estimated that the fair value of the equipment at the time the assets became held for sale was equal to its carrying value of $417,000 and, as a result, did not record an impairment charge. For $100,000 of the carrying value of the assets held for sale, the Company estimated the respective fair values primarily using terms offered by potential purchasers and also using actual sales that occurred during the three months ended September 30, 2013. For the remaining $317,000 of the carrying value of the assets held for sale, the applicable equipment is highly specialized with a limited number of potential buyers, and the Company estimated fair value based on preliminary negotiations, which are Level 3 inputs.

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

The Company determines the appropriate classification of marketable securities at the time of purchase and reevaluates its classification as of each balance sheet date. All marketable securities owned during the nine months ended September 30, 2013 and 2012 were classified as available for sale. The cost of securities sold is based on the specific identification method. Investments in marketable securities are recorded as of each balance sheet date at fair value, with unrealized gains and, to the extent deemed temporary, unrealized losses included in stockholders’ equity. Interest and dividend income on investments in marketable securities, accretion of discounts and amortization of premiums and realized gains and losses are included in interest income in the statement of comprehensive income (loss).

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

September 30, 2013

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

September 30, 2013

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

Income Taxes

The Company uses the liability method in accounting for income taxes as required by ASC Topic 740, Income Taxes, or ASC 740. Under ASC 740, deferred tax assets and liabilities are recorded for operating loss and tax credit carryforwards and for the future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not that the assets will be realized. ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 requires interim income tax expense or benefit to be calculated using an estimated annual effective tax rate. If a reliable estimate of the annual effective tax rate cannot be made, the Company considers the effective tax rate for the year to date to be the best estimate. Accordingly, the income tax provisions for the three and nine months ended September 30, 2013, were determined based on the actual year-to-date effective tax rate because a reliable estimate of the annual effective tax rate cannot be made. ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. The Company’s policy is to classify any interest recognized in accordance with ASC 740 as interest expense and to classify any penalties recognized in accordance with ASC 740 as an expense other than income tax expense.

TARGACEPT, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS (continued)

September 30, 2013

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Basic:
Net (loss) income	$(12,902)	$(7,879)	$(33,339)	$8,872

Weighted average common shares - basic	33,644,256	33,494,106	33,629,295	33,431,474

Basic EPS	$(0.38)	$(0.24)	$(0.99)	$0.27

Diluted:
Net (loss) income	$(12,902)	$(7,879)	$(33,339)	$8,872

Weighted average common shares - basic	33,644,256	33,494,106	33,629,295	33,431,474
Common share equivalents	—	—	—	261,401

Weighted average common shares - diluted	33,644,256	33,494,106	33,629,295	33,692,875

Diluted EPS	$(0.38)	$(0.24)	$(0.99)	$0.26

Common share equivalents consist of the incremental common shares that would be outstanding upon the exercise of stock options, calculated using the treasury stock method. For the three months ended September 30, 2013 and 2012, and nine months ended September 30, 2013, the Company excluded all common share equivalents from the calculation of Diluted EPS because the Company had a net loss in those periods. As a result, Diluted EPS is identical to Basic EPS for those periods. If the Company had been in a net income position for the three months ended September 30, 2013 and 2012, and the nine months ended September 30, 2013, 4,808,429, 4,543,481 and 4,765,095 shares subject to outstanding stock options, respectively, may have been included in the calculation of common share equivalents using the treasury stock method.

Shares subject to outstanding stock options that were anti-dilutive for the nine months ended September 30, 2012, a period for which the Company had net income, and consequently not included in the calculation of common share equivalents, totaled 3,653,724, calculated on a weighted average basis.

TARGACEPT, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS (continued)

September 30, 2013

2. Summary of Significant Accounting Policies (continued)

Common Stock and Stock-Based Compensation

The Company issued 43,330 shares of common stock upon the exercise of stock options during the nine months ended September 30, 2013. The Company issued 231,678 shares of common stock upon the exercise of stock options during the year ended December 31, 2012.

During the nine months ended September 30, 2013, the Company granted to employees options to purchase an aggregate of 845,150 shares of common stock. These stock options have an estimated aggregate fair value, using the Black-Scholes-Merton formula, of $2,845,000. The Company is recording this amount, as adjusted for forfeitures, as stock-based compensation on a straight line basis over 16 quarters beginning on the last day of the respective quarters in which the grants were made.

During the nine months ended September 30, 2013, the Company partially accelerated the vesting of, and extended the permitted period for exercise for, some outstanding stock options held by two executive officers who departed the Company. These modifications resulted in incremental compensation cost recorded by the Company for the three and nine months ended September 30, 2013 of $106,000 and $573,000, respectively.

Accumulated Other Comprehensive Income or Loss

Accumulated other comprehensive income or loss, as presented in stockholders’ equity on the Company’s balance sheet, reflects the cumulative net unrealized gains or losses on available-for-sale securities for all periods. The table below reflects changes in accumulated other comprehensive income for the nine months ended September 30, 2013, in thousands.

Accumulated other comprehensive income, January 1, 2013	$201
Unrealized loss on available-for-sale securities, net	(19)
Net realized gains on available-for-sale securities reclassified from other comprehensive income	(87)

Accumulated other comprehensive income, September 30, 2013	$95

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

September 30, 2013

2. Summary of Significant Accounting Policies (continued)

Commitments and Contingencies

Under an employment agreement with a former executive officer and a related separation agreement and release, the Company has agreed to pay severance equal to the departing executive’s regular base salary as of March 31, 2013 for nine months, to pay a pro rata percentage of the departing executive’s target bonus for 2013, and to continue the departing executive’s health and life insurance benefits coverage provided to him as of March 31, 2013 for nine months. These payments and benefits, which represent an aggregate estimated amount of $306,000, were recorded as general and administrative expense for the nine months ended September 30, 2013.

3. Investments in Marketable Securities

The following is a reconciliation of amortized cost to fair value of available-for-sale marketable securities (including those classified on the Company’s balance sheet as cash equivalents) held at September 30, 2013 and December 31, 2012:

September 30, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Security type	(in thousands)
Marketable Securities - Short term
U.S. Treasury and U.S. or state government agency-backed securities	$20,085	$38	$—	$20,123
Corporate debt securities	13,302	31	—	13,333
Municipal bonds	1,410	1	—	1,411
Accrued interest	150	—	—	150
Marketable Securities - Long term
U.S. Treasury and U.S. or state government agency-backed securities	23,861	30	(7)	23,884
Corporate debt securities - long term	27,104	111	(9)	27,206
Municipal bonds	2,099	6	(5)	2,100
Certificates of deposit	5,000	—	—	5,000
Accrued interest	165	—	—	165

Total available-for-sale marketable securities	$93,176	$217	$(21)	$93,372

TARGACEPT, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS (continued)

September 30, 2013

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

As of September 30, 2013, the Company held investments in marketable securities with unrealized gains of $217,000 and unrealized losses of $21,000. For the investments in an unrealized loss position, the duration of the loss was less than 12 months and the investments are not considered to be other-than-temporarily impaired. As of September 30, 2013, the Company’s investments in marketable securities reach maturity between October 2013 and June 2016 with a weighted average maturity date in December 2014.

4. Income Taxes

For the three and nine months ended September 30, 2013 and 2012, the Company did not recognize any income tax expense or benefit. Exercises of stock options may result in tax deductions for stock-based compensation in excess of expense recorded for the stock options under GAAP. For interim periods within years for which taxable net income is forecasted, the Company recognizes the income tax benefit related to the excess tax deductions as an increase to capital in excess of par value, which based on ASC 740 results in an offsetting charge in the same amount to income tax expense. As of September 30, 2013, the Company had $7,548,000 of cumulative tax deductions for periods of net loss from exercises of stock options in excess of expense recorded for the stock options under GAAP. The benefit of these excess tax deductions had not begun to be realized as of September 30, 2013 because the Company incurred net operating losses in the years the respective stock options were exercised and has incurred cumulative net operating losses since inception. Accordingly, the tax benefit will not be recognized as an increase to capital in excess of par value until the excess deductions reduce income taxes payable.

The Company’s 2010 federal income tax return is currently under examination. Because the Company has incurred cumulative net operating losses since inception, all tax years remain open to examination by U.S. federal, North Carolina and Massachusetts tax authorities.

TARGACEPT, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS (continued)

September 30, 2013

5. Strategic Alliance and Collaboration Agreements

AstraZeneca AB

In December 2005, the Company entered into a collaborative research and license agreement with AstraZeneca AB, or AstraZeneca, that was initially focused in cognitive disorders. In March 2013, the Company and AstraZeneca amended the agreement. As amended, the agreement permits AstraZeneca to pursue development and commercialization of compounds that it has licensed from the Company in any therapeutic area.

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

In March 2013, AstraZeneca exercised its right to terminate TC-1734 from the collaboration. At that time, the Company was recognizing both the portion of the $5,000,000 of the initial fee attributable to TC-1734 license grants not yet recognized and the payments received under the 2010 amendment into revenue on a straight-line basis over the period of the Company’s substantive performance obligations under the agreement as amended. As a result of AstraZeneca’s exercise of its termination right for TC-1734, the Company recognized into revenue during the first quarter of 2013 all of the initial fee and payments received under the 2010 amendment that had not yet been recognized as of the date of AstraZeneca’s action, totaling $3,142,000. The Company recognized an aggregate of $737,000 of the initial fee and the payments received under the 2010 amendment into revenue during the three months ended September 30, 2012. The Company recognized an aggregate of $3,536,000 and $2,357,000 of the initial fee and the payments received under the 2010 amendment into revenue during the nine months ended September 30, 2013 and 2012, respectively.

TARGACEPT, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS (continued)

September 30, 2013

5. Strategic Alliance and Collaboration Agreements (continued)

The Company is eligible to receive additional payments from AstraZeneca if specified milestone events under the agreement are achieved for the Company’s product candidate AZD1446 (TC-6683). The amounts of the contingent milestone payments vary depending on the applicable indication pursued and range from an additional $7,000,000 to $14,000,000 if development milestone events are achieved, an additional $8,000,000 to $10,000,000 if a regulatory milestone event is achieved, up to an additional $12,000,000 to $49,000,000 if first commercial sale milestone events are achieved and, in specified circumstances, up to an additional $30,000,000 if sales-related milestone events are achieved. If regulatory approval is achieved for AZD1446 for any indication, the Company is also eligible to receive stepped royalties on all sales of AZD1446. If AZD1446 is subsequently developed under the agreement for other indications, the Company would also be eligible to receive contingent milestone payments of up to $35,000,000 for each successive indication, if development, regulatory and first detail milestone events are achieved. Based solely on projected activities and timelines, the Company expects that the earliest that a contingent milestone payment could conceivably be earned under the agreement with respect to AZD1446 is in the second half of 2014, in the amount of $2,000,000 if a development milestone event is achieved. The likelihood that the Company will earn that milestone amount or achieve any particular milestone event with respect to AZD1446 in 2014 or in any future period is uncertain, and the Company may not earn any milestone amount or achieve any milestone event with respect to AZD1446 in 2014 or ever.

The Company considers that each of the potential milestone events under the agreement with respect to AZD1446 would be substantive because the applicable criteria of its revenue recognition policy (see Note 2) would be satisfied.

AstraZeneca has paid the Company an aggregate of $88,120,000 under the agreement since its inception, including the initial fee and payments upon the achievement of milestone events, to maintain option rights and for research services rendered in the completed preclinical research collaboration. As of September 30, 2013, this entire amount had been fully recognized into revenue.

Prior Collaboration Agreement

In December 2009, the Company entered into a collaboration and license agreement with AstraZeneca AB for the global development and commercialization of TC-5214 as a treatment for major depressive disorder. Under the agreement, AstraZeneca made an upfront payment to the Company of $200,000,000. The Company recorded the upfront payment made by AstraZeneca as deferred revenue and began recognizing the payment as revenue on a straight-line basis over the estimated period of the Company’s substantive performance obligations under the agreement, or approximately 33 months after the agreement date. The Company recognized $54,473,000 of the upfront payment as revenue during the nine months ended September 30, 2012.

TARGACEPT, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS (continued)

September 30, 2013

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

The Company’s portion of the costs of the program was $2,481,000 for the nine months ended September 30, 2012. AstraZeneca’s allocable portion of the program costs paid by the Company was $127,000 for the nine months ended September 30, 2012. AstraZeneca’s allocable portion of the program costs paid by the Company is reflected in the Company’s financial statements as a reduction to research and development expense.

In the first quarter of 2012, the Company and AstraZeneca announced that, based on the totality of the results of the Phase 3 development program for TC-5214, a regulatory submission for TC-5214 as an adjunct therapy for major depressive disorder would not be pursued. Also in the first quarter of 2012, the Company reported that the Company and AstraZeneca determined to discontinue a Phase 2b clinical trial of TC-5214 as a “switch” monotherapy. These determinations resulted in a change in the estimated period of the Company’s substantive performance obligations under the agreement, and the Company revised the revenue recognition period for the upfront payment accordingly. As a result, the entire upfront payment was recognized into revenue by June 30, 2012. In April 2012, the Company received notice of termination of the agreement from AstraZeneca. By the terms of the agreement, the termination became effective in May 2012.

6. Reduction in Force

On April 25, 2012, the Company announced a reduction in force as part of a plan to focus its resources on its more advanced programs. The restructuring was completed in the second quarter of 2012. The Company recorded $2,312,000 in severance and other charges related to the reduction in force in the nine months ended September 30, 2012. Upon the completion of the restructuring, the Company’s workforce was reduced by 65 employees, or approximately 46%.

On October 8, 2012, the Company announced a further reduction in force and the closing of its laboratory operations. Both of these actions were completed in the fourth quarter of 2012. The Company recorded $1,406,000 in severance and other charges related to the reduction in force in the three months ended December 31, 2012. Upon the completion of the restructuring, the Company’s workforce was further reduced by 27 employees, or approximately 38%.

TARGACEPT, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS (continued)

September 30, 2013

6. Reduction in Force (continued)

Following the closing of laboratory operations and two reductions in force, the Company sold during the fourth quarter of 2012 laboratory equipment and office furniture and fixtures with a book value of $1,534,000, resulting in cumulative gain of $55,000. During the nine months ended September 30, 2013, the Company committed to a plan to sell additional laboratory equipment and office furniture and fixtures and, pursuant to such plan, the Company sold, during the three months ended September 30, 2013, a portion of these assets with a carrying value of $100,000. The remainder of these assets, which have a fair value of $317,000, are classified as held for sale on the Company’s balance sheet as of September 30, 2013. See the Fair Value Measurement accounting policy discussion in Note 2.

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

Overview

Background

We are a biopharmaceutical company engaged in the development of novel NNR Therapeutics™ to treat patients suffering from serious nervous system and gastrointestinal/ genitourinary diseases and disorders. Our NNR Therapeutics selectively target a class of receptors known as neuronal nicotinic receptors, which we refer to as NNRs. NNRs are found on nerve cells throughout the nervous system and serve as key regulators of nervous system activity.

We have multiple clinical-stage product candidates in areas in which we believe there are significant medical need and commercial potential.

Our most advanced product candidates are described briefly below.

•	TC-5619. TC-5619 is a novel small molecule that modulates the activity of the a7 NNR. We are currently conducting a Phase 2b clinical trial of TC-5619 as a treatment for negative symptoms and cognitive dysfunction in schizophrenia. We are also currently evaluating potential additional Phase 2 development of TC-5619 as a treatment for Alzheimer’s disease.

•	TC-5214. TC-5214 acts as an antagonist on the a3ß4 NNR. We are currently conducting a Phase 2b clinical trial of TC-5214 as a treatment for overactive bladder.

•	TC-1734. TC-1734 (also referred to in previous filings as AZD3480) is a wholly-owned novel small molecule that modulates the activity of the a4ß2 NNR. We are currently conducting a Phase 2b clinical trial of TC-1734 as a treatment for mild to moderate Alzheimer’s disease.

•	AZD1446 (TC-6683). AZD1446 is a novel small molecule that modulates the activity of the a4ß2 NNR and is subject to an ongoing collaboration agreement with AstraZeneca. Development decisions and activities for AZD1446 are substantially within the control of AstraZeneca.

•	TC-6499. TC-6499 is a novel small molecule that modulates the activity of the a3ß4 and other NNRs as an agonist. We are evaluating potential future development options for this product candidate and are preparing to initiate in the first half of 2014 a Phase 2a study for the indication of diabetic gastroparesis, a disorder, which is often debilitating and chronic, that slows or stops the passage of food from the stomach to the small intestine.

•	TC-6987. TC-6987 is a novel small molecule that modulates the activity of the a7 NNR. We have previously evaluated TC-6987 in two Phase 2 exploratory studies and are evaluating potential future development options for this product candidate.

We have an ongoing collaboration agreement with AstraZeneca focused on compounds that act on the a4ß2 NNR, including AZD1446. Under the agreement:

•	AstraZeneca has an exclusive license to AZD1446 and earlier-stage compounds that arose from the preclinical research collaboration conducted under the agreement described below;

•	AstraZeneca is responsible for substantially all current and future development costs for AZD1446 and each other compound arising from the preclinical research collaboration described below that it elects to advance; and

•	from January 2006 to January 2010, we and AstraZeneca conducted a preclinical research collaboration under the agreement to discover and develop compounds that act on the a4ß2 NNR as treatments for conditions characterized by cognitive impairment; AstraZeneca paid us research fees, based on a reimbursement rate specified under the agreement, for research services rendered in the preclinical research collaboration.

Our ongoing collaboration agreement with AstraZeneca can be terminated by AstraZeneca for an uncured material breach by us or upon 90 days’ notice given at any time.

Under a second collaboration agreement with AstraZeneca, which we refer to in this quarterly report as our “MDD agreement with AstraZeneca,” we had been co-developing TC-5214 as a treatment for major depressive disorder, or MDD. Upon entering the agreement, we received a $200.0 million upfront payment. Thereafter, AstraZeneca was responsible for 80% and we were responsible for 20% of the cost of the completed clinical program for TC-5214 in MDD, except that AstraZeneca was responsible for 100% of development costs that were required only for countries outside the United States and the European Union. In addition, for each of us and AstraZeneca, costs that were not contemplated at execution to be part of the program were in some cases excluded from the cost-sharing arrangement. Following completion of a Phase 3 clinical program for TC-5214 conducted under the agreement, we and AstraZeneca announced that a regulatory submission for TC-5214 as an adjunct therapy for MDD would not be pursued and we reported the discontinuation of a “switch” monotherapy trial. AstraZeneca subsequently terminated the agreement effective in May 2012. As a result of the termination, all rights and licenses for TC-5214 that we granted under the agreement to AstraZeneca terminated and reverted to us.

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

In the second quarter of 2012, we completed a reduction in force as part of a plan to focus our resources on our more advanced programs. In October 2012, we announced a second reduction in force, as well as our plan to close our laboratory operations. We completed the second reduction in force and the laboratory closings in December 2012 and are no longer devoting significant resources to drug discovery or preclinical programs. We sold much of our laboratory equipment after we closed our laboratories in December 2012. During the three months ended September 30, 2013 we sold additional laboratory equipment and, as of September 30, 2013, are committed to a plan to sell most of our remaining laboratory equipment.

Except for a small number of periods in which we generated net income due primarily to the recognition into revenue of amounts received under collaboration agreements, we have not been profitable. As of September 30, 2013, we had an accumulated deficit of $267.3 million. We expect that we will incur losses in future periods as our product candidates advance into later-stage development and as we progress our programs and invest in additional product opportunities. Drug development, including clinical trials in particular, is time-consuming, expensive and may never yield a product that will generate revenue.

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

In the first quarter of 2012, we and AstraZeneca announced that, based on the totality of the results of the Phase 3 program, a regulatory submission for TC-5214 as an adjunct therapy for MDD would not be pursued and we reported the discontinuation of a “switch” monotherapy trial. These events resulted in a change in the estimated period of our substantive performance obligations under our MDD agreement with AstraZeneca. Accordingly, we revised the revenue recognition period for the upfront payment and began recognizing the portion of the upfront payment not yet recognized into revenue on a straight-line basis over the remainder of the revised period. We recognized the full amount of the upfront payment into revenue by September 30, 2012.

Pursuant to a September 2010 amendment to our ongoing collaboration agreement with AstraZeneca related to a clinical trial of TC-1734 in mild to moderate Alzheimer’s disease, we received a $500,000 payment in the fourth quarter of 2010 and cumulative payments of $5.5 million in the second half of 2011. We recorded all of these payments as deferred revenue and began recognizing them into revenue on a straight-line basis over the estimated period of our obligations with respect to the study. As a result of AstraZeneca’s exercise of its right to terminate TC-1734 from the collaboration in March 2013, we recognized the remaining unrecognized deferred amount of $3.5 million into revenue during the first quarter of 2013.

As of September 30, 2013, we had received $61.6 million in aggregate upfront fees and milestone payments under our ongoing collaboration agreement with AstraZeneca and recognized an additional $26.5 million in collaboration research and development revenue for research services that we provided in the preclinical research collaboration conducted under that agreement. We immediately recognized an aggregate of $32.6 million of the amounts received under the agreement for achievement of milestone events, because each event met the conditions required for immediate recognition under our revenue recognition policy. We deferred recognition of an aggregate of $29.0 million received under the agreement and have fully recognized these deferred amounts into revenue over the respective periods discussed in Note 5 to our unaudited financial statements included in this quarterly report.

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

Research and Development Expenses

Since our inception, we have focused our activities on drug discovery and development programs. Research and development expenses consist principally of charges for third-party services associated with our clinical-stage programs and preclinical research, salaries and other related costs for personnel in research and development functions and depreciation and other facility costs related to research and development functions. We record research and development expenses as they are incurred. Research and development expenses represented approximately 78% and 73% of our total operating expenses for the three months ended September 30, 2013 and 2012, respectively, and 75% of our total operating expenses for each of the nine-month periods ended September 30, 2013 and 2012. Restructuring charges represented 5% of our total operating expenses for the nine months ended September 30, 2012.

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

Income Taxes

We have incurred cumulative net operating losses through September 30, 2013 and have not paid federal, state or foreign income taxes for any period. The application of U.S. generally accepted accounting principles, or GAAP, may for some periods result in non-cash income tax expense or benefit being reflected in our Statement of Comprehensive Income (Loss). Exercises of stock options in periods of net income may result in tax deductions for stock-based compensation in excess of expense recorded for the stock options under GAAP. For interim periods within years for which net income is forecasted, we recognize the income tax benefit related to the excess tax deductions as an increase to capital in excess of par value and, based on Accounting Standards Codification ASC Topic 740, Income Taxes, record an offsetting charge in the same amount to income tax expense. As of September 30, 2013, we had $7.5 million of cumulative tax deductions for periods of net loss from exercises of stock options in excess of expense recorded for the stock options under GAAP. The benefit of these excess tax deductions had not begun to be realized as of September 30, 2013 because we have incurred cumulative net operating losses since inception. This benefit will not be recognized as an increase to capital in excess of par value until the excess deductions reduce income taxes payable.

As of September 30, 2013, we had net operating loss carryforwards of $220.7 million for federal income tax purposes and $206.8 million for state income tax purposes and we had research and development income tax credit carryforwards of $13.1 million for federal income tax purposes and $587,000 for state income tax purposes. The federal net operating loss carryforwards begin to expire in 2024. The state net operating loss carryforwards begin to expire in 2019. The federal and state research and development tax credits begin to expire in 2021. As a result of various factors, including the subjectivity of measurements used in the calculation of particular tax positions taken or that may in the future be taken in our tax returns, it is uncertain whether or to what extent we will be eligible to use the tax credits.

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

Fair Value

The carrying amounts of our cash and cash equivalents, investments in marketable securities, accounts receivable, accounts payable and accrued expenses are considered to be representative of their respective fair values due to their short-term natures and, in the case of short-term investments, their market interest rates. Likewise, the carrying amounts of our long-term debts are considered to be representative of their fair value due to their market interest rates. Cash that we do not expect to use to fund our short-term liquidity requirements is invested in corporate debt securities and municipal bonds rated at least A quality or equivalent, U.S. Treasury notes and bonds, U.S. and state government agency-backed certificates and certificates of deposit. Our investments in marketable securities, which include marketable securities classified on our balance sheet as cash equivalents, are recorded at quoted market prices or observable market inputs and totaled $93.4 million at September 30, 2013.

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

Results of Operations

Three Months ended September 30, 2013 and 2012

Net Operating Revenues

	Three Months Ended September 30,
	2013	2012	Change
	(in thousands)
Operating revenues:
License fees and milestones from collaborations	$—	$736	$(736)
Grant revenue	—	32	(32)

Net operating revenues	$—	$768	$(768)

Net operating revenues for the three months ended September 30, 2013 decreased by $768,000 as compared to the three months ended September 30, 2012, primarily as a result of a decrease in license fees and milestones from collaborations. License fees and milestones from collaborations for the 2012 period reflected recognition of $736,000 of the payments received under our ongoing collaboration agreement with AstraZeneca. The payments received under our ongoing collaboration agreement with AstraZeneca became fully recognized into revenue during the first quarter of 2013.

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

Research and Development Expenses

	Three Months Ended September 30,
	2013	2012	Change
	(in thousands)

Research and development expenses	$10,312	$6,434	$3,878

Research and development expenses for the three months ended September 30, 2013 increased by $3.9 million as compared to the three months ended September 30, 2012. The higher research and development expenses were principally attributable to an increase of $6.0 million in costs incurred for third-party services associated with our clinical-stage programs to $7.6 million for the 2013 period, from $1.6 million for the 2012 period. This increase was primarily due to costs related to the ongoing Phase 2b study of TC-5214 in overactive bladder, which was initiated in the second quarter of 2013. The increase also reflects an offset to research and development expenses of $2.3 million for the 2012 period in costs incurred for the Phase 3 development program for TC-5214 as a treatment for major depressive disorder, resulting from reconciliation of program payments made to third parties against program costs actually incurred to third parties. This increase was partially offset by a decrease of $2.3 million in research and development-related operating costs, including infrastructure costs and stock-based compensation and other compensation-related expenses for research and development personnel, to $2.6 million for the 2013 period, from $4.9 million for the 2012 period. This decrease resulted primarily from the reduction in force completed in the fourth quarter of 2012 that reduced our workforce by approximately 38% and from the closing of our laboratory operations in the fourth quarter of 2012.

The costs that we incurred for the three months ended September 30, 2013 and 2012 for third-party services in connection with research and development of clinical-stage product candidates are shown in the table below.

	Three Months Ended September 30,
	2013	2012	Change
	(in thousands)

TC-5214 overactive bladder	$5,548	$225	5,323
TC-5619	1,316	2,778	$(1,462)
TC-1734	595	1,044	(449)
TC-6499	123	—	123
TC-6987	17	—	17

We expect our research and development expenses for the year ending December 31, 2013 to decrease as compared to the year ended December 31, 2012, principally due to the 2012 completion of the Phase 3 development program for TC-5214 as a treatment for MDD and our two reductions in workforce implemented in 2012.

General and Administrative Expenses

	Three Months Ended September 30,
	2013	2012	Change
	(in thousands)

General and administrative expenses	$2,834	$2,432	$402

General and administrative expenses for the three months ended September 30, 2013 increased by $402,000 as compared to the three months ended September 30, 2012. The higher general and administrative expenses were principally attributable to an increase of $563,000 in stock-based compensation, salary and other compensation-related expenses for general and administrative personnel. The largest portion of the increase in compensation for general and administrative personnel is $262,000 reflecting the effect of adjustments to the accrued liability for the annual cash incentive bonus program for the 2013 period as compared to the 2012 period, as a result of improved performance against corporate goals.

Nine Months ended September 30, 2013 and 2012

Net Operating Revenues

	Nine Months Ended September 30,
	2013	2012	Change
	(in thousands)
Operating revenues:
License fees and milestones from collaborations	$3,536	$56,830	$(53,294)
Grant revenue	—	440	(440)

Net operating revenues	$3,536	$57,270	$(53,734)

Net operating revenues for the nine months ended September 30, 2013 decreased by $53.7 million as compared to the nine months ended September 30, 2012. The lower net operating revenues for the 2013 period were primarily attributable to a decrease of $53.3 million in license fees and milestones from collaborations. The lower license fees and milestones from collaborations for the 2013 period primarily resulted from the recognition into revenue during the 2012 period of the remaining unrecognized portion of the upfront payment received under our MDD agreement with AstraZeneca, totaling $54.5 million, partially offset by $1.2 million in increased recognition into revenue for the 2013 period of payments related to TC-1734 received under our ongoing collaboration agreement with AstraZeneca. We recognized into revenue during the 2013 period the remaining unrecognized portion of the payments related to TC-1734 received under our ongoing collaboration agreement with AstraZeneca, totaling $3.5 million.

Research and Development Expenses

	Nine Months Ended September 30,
	2013	2012	Change
	(in thousands)

Research and development expenses	$28,086	$36,747	$(8,661)

Research and development expenses for the nine months ended September 30, 2013 decreased by $8.7 million as compared to the nine months ended September 30, 2012. The lower research and development expenses were principally attributable to decreases of:

•	$12.1 million in research and development-related operating costs, including infrastructure costs and stock-based compensation and other compensation-related expenses for research and development personnel, to $8.5 million for the 2013 period, from $20.6 million for the 2012 period; this decrease resulted primarily from the two reductions in force completed in the second and fourth quarters of 2012 that reduced our workforce by approximately 65% and from the closing of our laboratory operations in the fourth quarter of 2012;

•	$2.5 million in costs incurred for the Phase 3 development program for TC-5214 as a treatment for MDD, which completed in 2012; and

•	$1.4 million in costs incurred for third-party research and development services in connection with preclinical programs.

These decreases were partially offset by an increase of $7.3 million in costs incurred for third-party services associated with our clinical-stage product candidates (excluding costs for the completed program in MDD discussed above) to $19.4 million for the 2013 period, from $12.1 million for the 2012 period. This increase was principally due to costs related to the initiation of our Phase 2b study of TC-5214 in overactive bladder, partially offset by decreased costs resulting from the completion in the 2012 period of two exploratory Phase 2 clinical studies of TC-6987.

The costs that we incurred for the nine months ended September 30, 2013 and 2012 for third-party services in connection with research and development of clinical-stage product candidates are shown in the table below.

	Nine Months Ended September 30,
	2013	2012	Change
	(in thousands)

TC-5214 overactive bladder	$8,449	$269	$8,180
TC-5619	7,952	7,398	554
TC-1734	2,815	2,828	(13)
TC-6499	151	—	151
TC-6987	17	1,617	(1,600)
TC-5214 major depressive disorder	—	2,481	(2,481)

General and Administrative Expenses

	Nine Months Ended September 30,
	2013	2012	Change
	(in thousands)

General and administrative expenses	$9,358	$10,089	$(731)

General and administrative expenses for the nine months ended September 30, 2013 decreased by $731,000 as compared to the nine months ended September 30, 2012. The lower general and administrative expenses were primarily attributable to a decrease of $617,000 in stock-based compensation, salary and other compensation-related expenses for general and administrative personnel. The decrease in stock-based compensation, salary and other compensation-related expenses for general and administrative personnel for the 2013 period was primarily due to the previously disclosed $1.8 million in severance and stock-based compensation expenses recorded for the 2012 period, including $1.3 million of non-cash charges, partially offset by $573,000 in non-cash stock-based compensation charges resulting from the partial accelerated vesting of, and extended exercise periods for, some outstanding stock options held by two former executive officers who departed Targacept during the 2013 period and $306,000 in severance and other charges resulting from the departure of one of the former executive officers.

Restructuring Charges

	Nine Months Ended September 30,
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

Our cash, cash equivalents and investments in marketable securities were $155.1 million as of September 30, 2013 and $184.9 million as of December 31, 2012. As of September 30, 2013, we had $59.7 million of cash in bank depository accounts and institutional money market funds at Branch Banking and Trust Company, PNC Bank and Wells Fargo & Company. Substantially all of our remaining cash, cash equivalents and investments were invested as of September 30, 2013 in corporate debt securities and municipal bonds rated at least A quality or equivalent, U.S. Treasury notes and bonds, U.S. and state government agency-backed securities and certificates of deposit.

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

We have borrowed amounts under a loan agreement with a bank that we entered into in July 2010 to fund the purchase of equipment, furnishings, software and other fixed assets. As of September 30, 2013, the aggregate outstanding principal balance under the loan facility was $1.4 million and there is no additional borrowing capacity remaining available to us.

Cash Flows

	Nine Months Ended September 30,
	2013	2012	Change
	(in thousands)

Net cash used in operating activities	$(29,444)	$(52,638)	$23,194
Net cash provided by investing activities	9,473	23,988	(14,515)
Net cash used in financing activities	(530)	(431)	(99)

Net decrease in cash and cash equivalents	$(20,501)	$(29,081)

Net cash used in operating activities for the nine months ended September 30, 2013 decreased by $23.2 million as compared to the nine months ended September 30, 2012. For the nine months ended September 30, 2013, net cash used in operating activities was primarily attributable to $30.8 million in payments made for research and development and general and administrative charges. These cash payments were partially offset by $1.4 million of investment-related adjustments to reconcile net loss to cash used in operating activities. For the nine months ended September 30, 2012, net cash used in operating activities was primarily attributable to $52.3 million in payments made for research and development and general and administrative charges, as well as $2.3 million in payments made as a result of our reduction in force implemented in the second quarter of 2012. These cash payments were partially offset by $1.6 million of investment-related adjustments and an aggregate of $440,000 received under grants awarded to us or a collaborator.

Net cash provided by investing activities for the nine months ended September 30, 2013 decreased by $14.5 million as compared to the nine months ended September 30, 2012. Cash provided by or used in investing activities reflects the portion of our cash that we allocate to, and the timing of purchases and maturities of, our investments in marketable securities and equipment purchases. Our net sales of investments in marketable securities were $8.4 million and $24.1 million for the 2013 and 2012 periods, respectively, and occurred primarily to fund our short-term liquidity requirements. The remaining $1.1 million of net cash provided by investing for the 2013 period reflects proceeds received in January 2013 from the sale of laboratory equipment and office furniture and fixtures in December 2012.

Net cash used in financing activities for the nine months ended September 30, 2013 increased by $99,000 as compared to the nine months ended September 30, 2012. The higher cash used in financing activities for the 2013 period reflects lower proceeds from the issuance of common stock as a result of decreased employee stock option activity for the 2013 period, partially offset by lower principal payments on long-term debt due to the scheduled repayment in full of outstanding term loans on their respective maturity dates during 2012.

Funding Requirements

As of September 30, 2013, we had an accumulated deficit of $267.3 million. We may require additional capital in future periods as our product candidates advance into later-stage development and as we progress our programs and invest in additional product opportunities. However, we may generate positive cash flow for any particular reporting period as a result of the timing of milestone events that may be achieved under our ongoing collaboration agreement with AstraZeneca or any potential future collaboration agreement that we enter into and the timing and extent of costs incurred related to development of our product candidates. Our future capital requirements are difficult to forecast and will depend on many factors, including:

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

The primary objectives of our investment activities are to preserve our capital and meet our liquidity needs to fund operations. We also seek to generate competitive rates of return from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of cash equivalents and investments in a variety of securities that are of high credit quality based on ratings from commonly relied upon rating agencies. As of September 30, 2013, we had cash, cash equivalents and investments in marketable securities of $155.1 million. Our cash, cash equivalents and investments in marketable securities may be subject to interest rate risk and could fall in value if market interest rates increase. However, because our cash is invested in accounts with market interest rates and because our cash equivalents and investments in marketable securities are traded in active markets, we believe that our exposure to interest rate risk is not significant and estimate that an immediate and uniform 10% increase in market interest rates from levels as of September 30, 2013 would not have a material impact on the total fair value of our portfolio.

We sometimes contract for the conduct of clinical trials or other research and development and manufacturing activities with contract research organizations, clinical trial sites and contract manufacturers in Europe or elsewhere outside of the United States. We may be subject to exposure to fluctuations in foreign currency exchange rates in connection with these agreements. If the average exchange rate between the currency of our payment obligations under any of these agreements and the U.S. dollar were to strengthen or weaken by 10% against the corresponding exchange rate as of September 30, 2013, we estimate that the impact on our financial position, results of operations and cash flows would not be material. We do not hedge our foreign currency exposures.

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

(b) Changes in Internal Controls. No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2013 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

TARGACEPT, INC.

Date: November 6, 2013	/s/ Stephen A. Hill
Stephen A. Hill
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 6, 2013	/s/ Alan A. Musso
Alan A. Musso
Senior Vice President, Finance and Administration, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1+	Employment Agreement, effective as of August 26, 2013 by and between the Company and Patrick C. Rock.

10.2+	Transition Services Agreement, effective as of August 13, 2013, by and between the Company and Peter A. Zorn (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on August 14, 2013).

10.3+	Form of Non-employee Director Nonqualified Stock Option Agreement under Targacept, Inc. 2006 Stock Incentive Plan.

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets as of September 30, 2013 and December 31, 2012 (Unaudited); (ii) the Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2013 and 2012 (Unaudited); (iii) the Statements of Cash Flows for the nine months ended September 30, 2013 and 2012 (Unaudited); and (iv) the Notes to Unaudited Financial Statements.

+	Denotes management contract, compensatory plan or arrangement.