Form 10-K
period 2013-12-31
TARGACEPT INC
filed 2014-03-14
CIK 1124105

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2013, was approximately $97,526,569, based on the price at which the registrant’s common stock was last sold on June 28, 2013 ($4.27).

As of February 28, 2014, the registrant had 33,743,856 shares of common stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the registrant’s proxy statement for its 2014 annual meeting of stockholders, which is expected to be filed pursuant to Regulation 14A within 120 days after the end of the registrant’s fiscal year ended December 31, 2013, are incorporated by reference into Part III of this report.

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

TC-5214

TC-5214 acts as an antagonist on the a3ß4 NNR. We are currently conducting a Phase 2b clinical trial of TC-5214 as a treatment for overactive bladder.

TC-1734

TC-1734 (also referred to in previous filings as AZD3480) is a wholly-owned novel small molecule that modulates the activity of the a4ß2 NNR. We are currently conducting a Phase 2b clinical trial of TC-1734 as a treatment for mild to moderate Alzheimer’s disease.

TC-6499

TC-6499 is a novel small molecule that modulates the activity of the a3ß4 and other NNRs as an agonist. We are evaluating potential future development options for this product candidate and are preparing to initiate in mid 2014 an exploratory study for the indication of diabetic gastroparesis, a disorder which is often debilitating and chronic that slows or stops the passage of food from the stomach to the small intestine.

AZD1446 (TC-6683)

AZD1446 is a novel small molecule that modulates the activity of the a4ß2 NNR and is subject to an ongoing collaboration agreement with AstraZeneca. Development decisions and activities for AZD1446 are substantially within the control of AstraZeneca.

TC-5619 and TC-6987

TC-5619 and TC-6987 are novel small molecules highly selective for the a7 NNR. The a7 NNR has been shown to play a role in a variety of biological pathways associated with various diseases and disorders. We previously conducted clinical studies of TC-5619 as a potential treatment for schizophrenia, Alzheimer’s disease and attention deficit hyperactivity disorder and exploratory studies of TC-6987 as a treatment for inflammatory disorders. We do not have plans to pursue additional development of these compounds in these therapeutic areas.

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

Our Business Strategy

We are seeking to provide superior treatment options for complex diseases and disorders to improve the lives of patients by developing innovative new medicines. To achieve our goal, we are pursuing the following strategies:

•

Exploit our pipeline of NNR Therapeutics. We believe that drugs designed to selectively target specific NNR subtypes can have positive medical effects with limited adverse side effects. Accordingly, we have historically focused our drug development activities on NNR Therapeutics. We currently have two chemically and pharmacologically distinct NNR Therapeutics in Phase 2b clinical development and an additional product candidate that is scheduled to be in an exploratory study later this year. The ongoing and planned clinical studies are in therapeutic areas where we believe there to be significant medical need and commercial potential. If we have clinical success in these areas, we intend to continue to progress these NNR Therapeutics through later stage clinical development with the objective of regulatory submission and approval.

•

Evaluate opportunities to expand our pipeline deliberatively. To grow our business in the long term, we will need to expand our pipeline. We plan to continue to evaluate the scientific and commercial merits of internal opportunities for pipeline growth, either by pursuing clinical-stage NNR Therapeutics for additional indications or by advancing earlier-stage compounds with NNR-based mechanisms in our portfolio. We also expect to continue to consider prospects for complementing our pipeline with product candidates from external sources.

•

Collaborate selectively. We have historically collaborated with significant pharmaceutical companies and currently have a collaboration with AstraZeneca focused on compounds that act on the a4ß2 NNR. We intend to selectively seek additional alliances and collaborations to assist us in furthering the development of some of our product candidates. In particular, we intend to enter into these alliances and collaborations for target indications for which a potential collaborator has unique expertise or that involve large primary care markets that are optimally served by large sales and marketing organizations. In entering into these alliances and collaborations, our goal will generally be to maintain co-promotion or co-commercialization rights for specialists, in the United States and, potentially in the future, other markets. Under our collaboration agreement with AstraZeneca, we have the option to co-promote AZD1446 and the other licensed compounds that arose out of the preclinical research collaboration that we conducted with AstraZeneca to specified classes of physicians in the United States.

Our Product Development Pipeline

The following table summarizes our most advanced clinical-stage product candidates.

Product Candidate	Planned Target Indication(s)	Status of Development	Commercial Rights
TC-5214	Overactive bladder	Phase 2b clinical trial ongoing	Targacept

TC-1734	Mild to moderate Alzheimer’s disease	Phase 2b clinical trial ongoing	Targacept

TC-6499	Diabetic gastroparesis	Phase 2a study planned to be initiated in mid 2014	Targacept

AZD1446 (TC-6683)	To be determined by AstraZeneca	Phase 2	AstraZeneca

TC-5619	To be determined	Inactive (Phase 2)	Targacept

TC-6987	To be determined	Inactive (Phase 2)	Targacept

Information regarding our research and development expenses for the fiscal years ended December 31, 2013, 2012 and 2011 is included under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this annual report. All of our long-lived assets are located in the United States.

TC-5214

We are currently conducting a Phase 2b clinical trial of TC-5214 as a treatment for overactive bladder. TC-5214 acts potently on a3ß4 and other NNRs located in or around the bladder that are believed to play a key role in bladder contraction and signaling of the urge to urinate. TC-5214 is one of the two enantiomers of the racemate mecamylamine hydrochloride. Enantiomers are mirror images of each other that have the same chemical but potentially different biological properties and together form a chemical mixture known as a racemate. TC-5214 had previously been in Phase 3 co-development with AstraZeneca as a treatment for major depressive disorder (MDD) under a now terminated collaboration agreement.

Ongoing Phase 2b Clinical Trial in Overactive Bladder

Our ongoing Phase 2b clinical trial of TC-5214 in overactive bladder is a double blind, placebo controlled, randomized, parallel group trial that is being conducted in the United States. The term “double blind” means that neither the subjects nor the investigators in the trial know which subjects receive the investigational drug (in this case, TC-5214) and which subjects receive placebo. The study, which is designed to enroll approximately 750 patients, includes a 3- to 5-week screening period followed by a 12-week treatment period during which patients receive either one of three doses of TC-5214 (0.5mg, 1mg or 2mg) or placebo twice daily. The study’s co-primary endpoints are change in urination frequency per 24 hours and change in urinary incontinence episodes per 24 hours, in each case from baseline to 12 weeks.

We determined to pursue development of TC-5214 for overactive bladder based primarily on various nonclinical and clinical findings, including:

•	exaggerated bladder effects in studies of TC-5214 in rodents, including urinary retention and beneficial changes in bladder contraction and capacity and urination frequency;

•	potent activity of TC-5214 at nicotinic receptors located in or around the bladder considered to play a key role in bladder contraction and believed to be involved in signaling of the urge to urinate;

•	greater than 90% elimination of TC-5214 in humans unchanged through the bladder, supporting use of a low dose and creating the potential to minimize unwanted side effects;

•	a well-established safety and tolerability profile for TC-5214 resulting from prior clinical evaluation in approximately 2,400 subjects; and

•	elements of the side effect profile for TC-5214 arising from the completed MDD program that are qualitatively similar to observations made with marketed medications for overactive bladder.

Completed Clinical Program in MDD

We and AstraZeneca previously conducted a multi-clinical trial Phase 3 program for TC-5214 as an adjunct therapy, and a Phase 2b clinical trial of TC-5214 as a “switch” monotherapy, in each case in adults with MDD who do not respond adequately to initial therapy. None of these clinical trials met its primary endpoint (as used in this annual report, the terms “endpoint” and “outcome measure” have the same meaning). In the first quarter of 2012, we and AstraZeneca announced that, based on the totality of the results of the Phase 3 program, a regulatory filing for TC-5214 as an adjunct therapy for MDD would not be pursued and we reported the discontinuation of a “switch” monotherapy trial. AstraZeneca subsequently terminated our collaboration agreement for TC-5214, effective in May 2012.

TC-1734

TC-1734 is a novel small molecule that modulates the activity of the a4ß2 NNR. We are currently conducting a Phase 2b clinical trial of TC-1734 as a treatment for mild to moderate Alzheimer’s disease. Our ongoing Phase 2b clinical trial of TC-1734 is a potential registration study that is the subject of a Special Protocol Assessment agreement with the U.S. Food and Drug Administration, or FDA. It is a double blind study designed to evaluate TC-1734 head-to-head against donepezil, which is marketed as Aricept and is the medication most often prescribed for mild to moderate Alzheimer’s disease. The trial design provides for approximately 300 subjects diagnosed with probable Alzheimer’s disease classified as mild or moderate in severity to be randomly assigned to receive donepezil or a fixed 30mg dose of TC-1734 daily over 12 months. We are conducting the study at sites predominantly in Eastern Europe and also in the United States. The study has co-primary outcome measures, change from baseline after 12 months of treatment with TC-1734 as compared to donepezil on the Alzheimer’s Disease Assessment Scale-cognitive subscale, or ADAS-Cog, and on a functional measure. The functional measure for European sites is the Alzheimer’s Disease Cooperative Study — Activities of Daily Living Inventory, and the functional measure for U.S. sites is the Clinician’s Interview Based Impression of Change Plus Caregiver Input, each of which assesses subjects’ ability to perform typical day-to-day activities.

Our ongoing study is the second clinical trial of TC-1734 in mild to moderate Alzheimer’s disease. The first was conducted by AstraZeneca under our collaboration agreement, and its outcome was inconclusive. On March 5, 2013, AstraZeneca exercised its right to terminate TC-1734 from our collaboration agreement. As a result, all rights and licenses for TC-1734 that we granted under the agreement to AstraZeneca terminated and reverted to us effective June 5, 2013. Previously, we had received $6.2 million in nonrefundable payments from AstraZeneca in connection with our ongoing clinical trial.

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

Subjects dosed with TC-1734 showed an improvement on ADCS-CGIC and the MMSE, two of the trial’s secondary outcome measures, at two of the three doses tested as compared to subjects dosed with placebo. Of the three TC-1734 doses evaluated, subjects in the middle dose group showed the most improvement on both measures as compared to subjects dosed with placebo, with a 0.5 point advantage on ADCS-CGIC and a 0.9 point advantage on the MMSE. Subjects dosed with donepezil also showed an improvement as compared to subjects dosed with placebo on ADCS- CGIC, with a 0.2 point advantage, and the MMSE, with a 1.0 point advantage. No improvement was shown in any domain of the CDR test battery in the pooled dataset of all subjects in the donepezil dose group or any of the TC-1734 dose groups as compared to the placebo dose group.

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

Cognitive Dysfunction in Schizophrenia

•   a double blind, placebo controlled, dose finding, multi-center study that AstraZeneca conducted in the United States and Canada

•   subjects were clinically stable schizophrenics who were active smokers and taking a marketed atypical antipsychotic

•   TC-1734 did not meet pre-defined success criteria on the primary endpoints, change from baseline on scores for attention/vigilance, working memory, verbal learning, speed of processing and reasoning and problem solving as measured by a computerized test battery after 12 weeks of treatment with TC-1734 as compared to placebo

TC-6499

We currently plan to initiate in mid-2014 an exploratory study of TC-6499 in diabetic gastroparesis. TC-6499 is a novel small molecule that modulates the activity of the a3ß4 and other NNRs. The a3ß4 NNR is located in the gastrointestinal tract and, based on observations from previous Phase 1 development of TC-6499 in contemplation of later-stage development as a treatment for pain, we believe TC-6499 may have potential as a treatment for gastrointestinal disorders. In an exploratory four-week study of TC-6499 that we completed in 24 subjects with constipation-predominant irritable bowel syndrome at a single site in 2011, TC-6499 outperformed placebo on an objective secondary efficacy outcome measure, the number of spontaneous bowel movements per week, but not on the primary efficacy outcome measure (a subjective subject rating of global symptom relief).

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

TC-5619

TC-5619 is a novel small molecule that modulates the activity of the a7 NNR. We have completed Phase 2 clinical trials of TC-5619 in various indications. We currently do not have plans to pursue additional development with TC-5619.

Completed Phase 2b Clinical Trial in Negative Symptoms and Cognitive Dysfunction in Schizophrenia

We completed in December 2013 a Phase 2b clinical trial of TC-5619 in negative symptoms and cognitive dysfunction in schizophrenia. The trial was a double blind, placebo controlled, parallel group study conducted at sites in Eastern Europe and the United States. The trial enrolled 477 subjects with stable psychotic symptoms and taking an approved atypical antipsychotic medication. The trial design provided for a four-week screening period, followed by a 24-week treatment period during which subjects received either one of two daily doses of TC-5619 (5mg or 50mg) or placebo together with continued treatment with an atypical antipsychotic.

The primary outcome measure in the trial was change from baseline on the Scale for the Assessment of Negative Symptoms, or SANS, at the end of the treatment period with TC-5619 as compared to placebo. SANS is an investigator assessment of improvement on the negative symptoms of schizophrenia. The key secondary outcome measures for the trial were the composite score on the CogState Schizophrenia Battery, or CSB, a computerized battery of neuropsychiatric tests that assess specific cognitive domains, and the University of California, San Diego Performance-Based Skills Assessment, brief version.

TC-5619 did not meet the primary outcome measure and did not demonstrate improvement on the key secondary measures.

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

Medical Need and Commercial Opportunity in Our Target Indications

The indications for which our most advanced product candidates are currently in development include overactive bladder and Alzheimer’s disease, and we are currently planning to initiate a clinical study in diabetic gastroparesis.

Overactive bladder is a disorder that causes a sudden and frequent urge to urinate that may be difficult to suppress and may lead to incontinence and the need to wake up at night to urinate. Overactive bladder poses a significant reduction in quality of life due to a decreased ability to socialize and participate in normal life activities, sleep disturbances and decreased emotional well-being. Decision Resources estimated that by 2014 there would be approximately 73.2 million people in the world’s seven major pharmaceutical markets with overactive bladder.

Alzheimer’s disease, the most common form of dementia, is a progressive, debilitating disorder that attacks neurons in the brain, resulting in loss of memory, thinking and language skills and behavioral changes. Decision Resources estimated that by 2013 there would be approximately 21.2 million people in the world’s seven major pharmaceutical markets with diagnosed Alzheimer’s disease or who would develop Alzheimer’s disease in the coming years. Alzheimer’s disease progresses in stages from mild to moderate to severe and gradually destroys a person’s memory and ability to learn, reason, make judgments, communicate and carry out daily activities. Mild Alzheimer’s disease is characterized by mild forgetfulness and difficulty acquiring basic information and communicating. Patients generally exhibit the symptoms of mild Alzheimer’s disease for two to four years before progressing to the moderate stage. Moderate Alzheimer’s disease is characterized by increasing forgetfulness, failure to recognize friends and family, disorientation regarding time and place even in familiar locations and personality changes. Patients can exhibit the symptoms of moderate Alzheimer’s disease for several years before progressing to the severe stage. Severe Alzheimer’s disease is characterized by difficulty performing simple tasks and activities associated with daily living. Patients with severe Alzheimer’s disease require continuous care and generally do not survive for more than three years.

Gastroparesis, also referred to as delayed gastric emptying, is a debilitating, chronic disorder that slows or stops the passage of food from the stomach to the small intestine. The most common symptoms of gastroparesis are nausea, a feeling of fullness after eating only a small amount of food, vomiting, gastroesophageal reflux, abdominal pain and bloating. Gastroparesis affects an estimated 5% to 12% of patients with diabetes and can cause a significant reduction in quality of life. Complications from the disorder may lead to hospitalizations and emergency room visits, which can have significant economic impact on individuals and society.

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

Discontinued Product

As a result of increased fees charged by the FDA and declining prescriptions, we discontinued the commercialization of Inversine®, which is currently our only approved product, effective as of September 30, 2009. Inversine® is approved in the United States for the management of moderately severe to severe essential hypertension and uncomplicated cases of malignant hypertension, which are high blood pressure disorders. Inversine® was first approved for marketing in the 1950s. We acquired marketing rights to the product in August 2002 from Layton Bioscience, Inc., which had previously acquired the rights from Merck & Co., Inc.

Strategic Alliances and Collaborations

AstraZeneca AB

In December 2005, we entered into a collaborative research and license agreement with AstraZeneca AB. The agreement became effective in January 2006 and was initially focused in cognitive disorders. As amended through the date of this Form 10-K, the agreement permits AstraZeneca to pursue development and commercialization of compounds that it has licensed from us in any therapeutic area.

Our agreement with AstraZeneca initially included a number of different elements, including a multi-year preclinical research collaboration that we and AstraZeneca conducted until January 2010. AZD1446 is the most advanced compound that arose from the research collaboration, and future development decisions and activities with respect to AZD1446 are substantially within the control of AstraZeneca.

In addition, we granted to AstraZeneca under the agreement a license to develop and commercialize TC-1734. In March 2013, AstraZeneca exercised its right to terminate TC-1734 from the agreement. As a result, all rights and licenses for TC-1734 that we granted under the agreement to AstraZeneca terminated and reverted to us effective June 5, 2013. AstraZeneca also had the right under the agreement to license TC-5619 following completion of our prior Phase 2 clinical trial in cognitive dysfunction in schizophrenia. In 2011, AstraZeneca elected not to exercise this license right.

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

Completed Preclinical Research Collaboration. The agreement provided for a preclinical research collaboration that we and AstraZeneca conducted between January 2006 and January 2010 to discover and develop additional compounds that act on the a4ß2 NNR. AstraZeneca paid us research fees based on an agreed reimbursement rate for research services rendered by us in the collaboration. AstraZeneca has exclusively licensed these compounds, including AZD1446, together with metabolites of these compounds and derivatives and other compounds related to these compounds that meet specified criteria.

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

As of February 28, 2014, our patent estate included 60 patents issued in the United States, 45 patent applications pending in the United States and approximately 600 counterpart patents and patent applications in countries other than the United States. Our issued patents and pending patent applications in the United States include composition of matter coverage on a number of different structural families of compounds. The actual protection afforded by a patent varies from country to country and depends upon many factors, including the type of patent, the scope of its coverage and the availability of legal remedies in a particular country.

We consider the following United States patents that we own or license to be particularly important to the protection of our most advanced product candidates.

Product Candidate	Patent Scope	Patent Expiration

TC-5214	Pharmaceutical composition of TC-5214	January 2020

	Methods of use of TC-5214 (pending)	March 2033 (projected assuming issuance, patent not issued)

TC-1734	Composition of matter for TC-1734	July 2018

	Composition of matter for a family of compounds that includes TC-1734	April 2016

	Composition of matter for the preferred salt form of TC-1734	August 2026

	Methods of use of a family of compounds that includes TC-1734 for treatment and prevention of central nervous system, or CNS, disorders	February 2017

	Methods of use for TC-1734 for treatment and prevention of CNS disorders	July 2018

	Composition of matter for the preferred polymorphic form of the preferred salt form of TC-1734	March 2030

AZD1446 (TC-6683)	Composition of matter for AZD1446	August 2028

	Composition of matter for a family of compounds that includes AZD1446	January 2028

TC-6499	Composition of matter for TC-6499	February 2024

	Composition of matter for the preferred salt form of TC-6499	September 2032

TC-5619	Composition of matter for a racemic mixture that includes TC-5619	March 2019

	Composition of matter for a family of racemic compounds that includes a racemic mixture that includes TC-5619	August 2019

	Composition of matter for a sub-family of racemic compounds that includes a racemic mixture that includes TC-5619	December 2018

	Composition of matter for salt forms of TC-5619, including the preferred salt	January 2029

	Commercial method and composition of matter for synthetic intermediates for manufacture of TC-5619	August 2028

In addition to these patents, for some of these product candidates, we have later-expiring patents and patent applications that cover the product candidate, its use as part of combination therapy or otherwise or methods for synthesis or composition of matter coverage for synthetic intermediates. These patents, including any patents that issue from other pending applications, could provide additional protection or a longer period of protection. We also have issued patents and pending patent applications with equivalent or substantially comparable protection for our product candidates in jurisdictions internationally that we consider key pharmaceutical markets.

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

University of South Florida Research Foundation

Pursuant to a license agreement with University of South Florida Research Foundation, or USFRF, we hold an exclusive worldwide license under patents and patent applications owned by USFRF to develop and commercialize TC-5214, mecamylamine hydrochloride and other specified compounds. The licensed patent rights include issued patents covering the pharmaceutical composition of TC-5214.

Under the license agreement with USFRF, we are obligated to pay to USFRF:

•	an annual license fee of $50,000 until we or a sublicensee files an NDA or foreign equivalent for use of a product subject to the license;

•	an annual fee of $20,000 to maintain our right of first refusal to acquire rights under the licensed patents and patent applications beyond the scope of our current license;

•	royalties on net sales of products subject to the license or, if less, a percentage of royalties that we receive from a sublicensee;

•	aggregate payments of up to $200,000 based on the achievement of specified regulatory milestones; and

•	10% of other amounts, including milestone payments, that we may receive for a sublicense from a sublicensee, subject to increase to a higher percentage in specified circumstances.

The aggregate annual license fees are creditable, up to a specified amount per year, against future royalties.

We are required to use commercially reasonable efforts to develop or to market and sell one or more products subject to the license. In particular, we are required to spend a specified minimum amount on research and development of products subject to the license over each consecutive three-year period during the term of the agreement until we or a sublicensee file an NDA or foreign equivalent for use of a product subject to the license. If USFRF believes that we are not meeting our diligence obligation, it is entitled to terminate the agreement if we do not cure our failure within a specified cure period. If we do not agree with USFRF’s determination and specified initial dispute resolution procedures are unsuccessful, we can submit the matter to binding arbitration.

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

We also face substantial competition from therapies designed to target NNRs. Pfizer’s product Chantix, which is known outside of the United States as Champix, acts on several NNR subtypes as well as other molecular targets in the body. Chantix is approved as an aid for smoking cessation. In addition, we believe that several prominent pharmaceutical companies have product candidates in development that target NNRs, including AbbVie, Bristol-Myers Squibb, Novartis, EnVivo Pharmaceuticals, Upsher Smith, Psychogenics, Asmacure, Bionomics, Aniona, Savant HWP, Alpharmagen (a joint venture formed by CoMentis and Anvyl), Extab, SK Biopharmaceuticals and Neuroderm. We expect that we will face increased competition in the future if therapies that target NNRs are further validated and if companies initiate or expand programs focused on NNRs or otherwise pursue the development and commercialization of therapeutics for diseases and disorders that we target, whether independently or by alliance, collaboration or acquisition.

In addition, there are several pharmaceutical companies in the United States and globally that currently market and sell drugs for indications that we are targeting. We believe that the primary competitive products for use in indications that we are currently targeting with our most advanced product candidates include:

•

for overactive bladder, anticholinergics such as Vesicare from Astellas Pharma, Detrol LA from Pfizer/Almirall, Enablex from Warner Chilcott/Bayer, Toviaz from Pfizer, Sanctura XR from Allergan, Ditropan XL from Ortho-McNeil Pharma and Oxytrol, an over-the-counter treatment from Merck, beta3-adrenergic receptor agonists such as Mybretiq from Astellas Pharma, and the botulinum toxin Botox from Allergan; and

•

for mild to moderate Alzheimer’s disease, acetylcholinesterase inhibitors such as Aricept from Pfizer/Eisai, Razadyne from Johnson & Johnson and Exelon from Novartis; Aricept is also indicated for severe Alzheimer’s disease and Namenda from Forest Laboratories, which acts by regulating the neurotransmitter glutamate, is indicated for moderate to severe Alzheimer’s disease.

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

These sanctions could include the FDA’s refusal to approve pending applications, withdrawal of an approval, a clinical hold, warning or untitled letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement, civil or criminal penalties, and criminal prosecution.

The process required by the FDA before a drug may be marketed in the United States generally involves the following:

•	completion of nonclinical laboratory tests, animal studies and formulation studies conducted in accordance with good laboratory practices and other applicable regulations;

•	submission to the FDA of an IND, which must become effective before human clinical trials may begin;

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

Once a drug is identified for development it enters the nonclinical testing stage. Nonclinical tests include laboratory evaluations of chemistry, toxicity and formulation, as well as animal studies to assess the characteristics and potential effects of the drug and may continue throughout the entire drug development process. The conduct of the nonclinical tests must comply with federal regulations and requirements, including good laboratory practices, or GLP. The results of nonclinical testing are submitted to the FDA, along with other information about drug chemistry, manufacturing and controls and a proposed clinical trial protocol, as part of an IND. The IND becomes effective 30 days after receipt by the FDA, unless within the 30-day time period the FDA places the subject clinical trial on a clinical hold. In such a case, the company responsible for the clinical trial (the sponsor) and the FDA must resolve any outstanding concerns before the clinical trial can begin. Clinical holds also may be imposed by the FDA at any time before or during studies due to safety concerns or non-compliance with applicable law or regulation.

All clinical trials must be conducted under the supervision of one or more qualified investigators. Clinical trials must be conducted: (i) in compliance with federal regulations, including regulations requiring that all research subjects provide informed consent; (ii) in compliance with good clinical practice, or GCP, an international standard meant to protect the rights and health of patients and to define the roles of clinical trial sponsors, administrators, and monitors; as well as (iii) under protocols detailing, among other things, the objectives of the trial, the parameters to be used in monitoring safety, and the effectiveness criteria to be evaluated. Further, an institutional review board, or IRB, for each institution participating in a clinical trial must review and approve the plan for the clinical trial before it commences at the institution. An IRB considers, among other things, whether the risks to individuals participating in the trials are minimized and reasonable in relation to the anticipated benefits. The IRB also approves the information regarding the trial and the consent form that must be provided to each trial subject or his or her legal representative and monitors the study until completed. An IRB may impose conditions to the initiation or continued conduct of trial at the institution for which the IRB is responsible. Each new clinical protocol must be submitted to the IND for FDA review and to the applicable IRBs for approval.

Clinical trials are typically conducted in three sequential phases that may overlap or be combined:

•

Phase 1: Involves one or more clinical trials in healthy subjects to evaluate safety, dosage tolerance, absorption, metabolism, distribution and excretion. In the case of some drugs for severe or life-threatening diseases, the initial human testing may be conducted in patients, particularly where the drug may be too inherently toxic to administer ethically to healthy subjects;

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

If a Phase 2 clinical trial is the subject of discussion at an end-of-Phase 2 meeting with the FDA, a company may be able to request a Special Protocol Assessment, or SPA, the purpose of which is to reach agreement with the FDA on the protocol design and statistical analysis for the pivotal clinical trials that will form the primary basis of an efficacy claim. The FDA is required to evaluate the protocol within 45 days of the request to assess whether the proposed trial is adequate; however, the evaluation may result in discussions and a request for additional information that may extend the timeline to establish agreement beyond 45 days. An SPA request must be made before the proposed trial begins, and all open issues must be resolved before the trial begins. If an agreement is reached, it will be documented, made part of the administrative record, be binding on the FDA and not be changed unless the company fails to follow the agreed-upon protocol, data supporting the request are found to be false or incomplete or the FDA determines that a substantial scientific issue essential to determining the safety or effectiveness of the drug was identified after the testing began. Even if an SPA is agreed to, approval of the NDA is not guaranteed because a final determination that an agreed-upon protocol satisfies a specific objective, such as the demonstration of efficacy, or supports an approval decision, will be based on a complete review of all the data in the NDA.

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

U.S. Review and Approval Processes

The results of product development, nonclinical studies and clinical trials, along with descriptions of the manufacturing process, analytical chemistry tests, proposed labeling, and other relevant information, are submitted to the FDA as part of an NDA requesting approval to market the product. FDA approval of the NDA is required before marketing of the product may begin in the United States. The cost of preparing and submitting an NDA is substantial. Under federal law, the submission of most NDAs is additionally subject to a substantial application user fee and the manufacturer or sponsor under an approved NDA is also subject to annual establishment registration and product listing fees. These fees are typically increased annually. A waiver or reduction of the fees may be obtained under specified limited circumstances.

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

The FDA has 60 days from its receipt of an NDA to determine whether the application will be accepted for filing based on the agency’s threshold determination that it is sufficiently complete to permit substantive review. Once the submission is accepted for filing, the FDA begins an in-depth review. The FDA has agreed to certain performance goals in the review of NDAs. Most such applications for standard review drug products are reviewed within ten to twelve months; most applications for priority review drugs are reviewed in six to eight months. Priority review can be applied to drugs that the FDA determines offer major advances in treatment, or provide a treatment where no adequate therapy exists. The review process for both standard and priority review may be extended by FDA for three additional months to consider certain late-submitted information, or information intended to clarify information already provided in the submission.

The FDA may also refer applications for novel drug products, or drug products that present difficult questions of safety or efficacy, to an advisory committee—typically a panel that includes clinicians and other experts—for review, evaluation, and a recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee, but it generally follows such recommendations. Before approving an NDA, the FDA will typically inspect one or more clinical sites to assure compliance with GCP. Additionally, the FDA will inspect the facility or the facilities at which the drug is manufactured. The FDA will not approve the product unless compliance with current good manufacturing practice, or GMP—a quality system regulating manufacturing—is satisfactory and the NDA contains data that provide substantial evidence that the drug is safe and effective in the indication studied.

After FDA evaluates the NDA and the manufacturing facilities, it issues either an approval letter or a complete response letter. A complete response letter generally outlines the deficiencies in the submission and may require substantial additional testing, or information, in order for the FDA to reconsider the application. If, or when, those deficiencies have been addressed to the FDA’s satisfaction in a resubmission of the NDA, the FDA will issue an approval letter. FDA has committed to reviewing such resubmissions in two or six months depending on the type of information included.

An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications. As a condition of NDA approval, the FDA may require a risk evaluation and mitigation strategy, or REMS, to help ensure that the benefits of the drug outweigh the potential risks. REMS can include medication guides, communication plans for healthcare professionals, and elements to assure safe use, or ETASU. ETASU can include, but are not limited to, special training or certification for prescribing or dispensing, dispensing only under certain circumstances, special monitoring, and the use of patient registries. The requirement for a REMS can materially affect the potential market and profitability of the drug. Moreover, product approval may require substantial post-approval testing and surveillance to monitor the drug’s safety or efficacy. Once granted, product approvals may be withdrawn if compliance with regulatory standards is not maintained or problems are identified following initial marketing.

Changes to some of the conditions established in an approved application, including changes in indications, labeling, or manufacturing processes or facilities, require submission and FDA approval of a new NDA or NDA supplement before the change can be implemented. An NDA supplement for a new indication typically requires clinical data similar to that in the original application, and the FDA uses the same procedures and actions in reviewing NDA supplements as it does in reviewing NDAs.

If a drug is the subject of an approved NDA, it may become a listed drug that can, in turn, be cited by potential competitors in support of approval of an abbreviated new drug application, or ANDA. An ANDA provides for marketing of a drug product that is therapeutically equivalent to a marketed listed drug. This means, among other things, that it has the same active ingredient(s), route of administration, dosage form and strength, as well as the same labeling, with certain exceptions, and that the labeling must prescribe conditions of use that have been previously approved for the listed drug. If the generic drug product has a different route of administration, dosage form, or strength, the FDA must grant a suitability petition approving the difference(s) from the listed drug before the ANDA may be filed. The ANDA must also contain data and information demonstrating that the generic drug product is bioequivalent to the listed drug or, if the application is submitted pursuant to an approved suitability petition, information to show that the listed drug and the generic drug product can be expected to have the same therapeutic effect as the listed drug when administered to patients for a proposed condition of use. There is generally no requirement, other than the requirement for evidence of bioequivalence, for an ANDA applicant to conduct or submit results of nonclinical tests or clinical trials to establish the safety or efficacy of its generic drug product. Drugs approved in this way are commonly referred to as generic equivalents to the listed drug, are listed as such by the FDA and can typically be substituted by pharmacists under prescriptions written for the original listed drug.

An ANDA applicant is required to certify to the FDA concerning any patents listed for the approved product in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book. Specifically, the applicant must certify that: (i) the required patent information has not been filed; (ii) the listed patent has expired; (iii) the listed patent has not expired, but will expire on a particular date and approval is sought after patent expiration; or (iv) the listed patent is invalid or will not be infringed by the new product. The ANDA applicant may also elect to submit a section viii statement certifying that its proposed ANDA label does not contain (or carves out) any language regarding the patented method-of-use rather than certify to a listed method-of-use patent. If the applicant does not challenge the listed patents, the ANDA application will not be approved until all the listed patents claiming the referenced product have expired. A certification that the new product will not infringe the already approved product’s listed patents, or that such patents are invalid, is called a Paragraph IV certification. If the ANDA applicant has provided a Paragraph IV certification to the FDA, the applicant must also send notice of the Paragraph IV certification to the NDA and patent holders once the ANDA has been accepted for filing by the FDA. The NDA and patent holders may then initiate a patent infringement lawsuit in response to the notice of the Paragraph IV certification. The filing of a patent infringement lawsuit within 45 days of the receipt of a Paragraph IV certification automatically prevents the FDA from approving the ANDA until the earlier of 30 months, expiration of the patent, settlement of the lawsuit, or a decision in the infringement case that is favorable to the ANDA applicant.

Most drug products obtain FDA marketing approval pursuant to an NDA or an ANDA. A third alternative is a special type of NDA, commonly referred to as a Section 505(b)(2) NDA, which enables the applicant to rely, in part, on FDA’s previous approval of a similar product or published literature in support of its application. Section 505(b)(2) NDAs often provide an alternate path to FDA approval for new or improved formulations or new uses of previously approved products. Section 505(b)(2) of the FDCA permits the filing of an NDA where at least some of the information required for approval comes from studies not conducted by, or for, the applicant and for which the applicant has not obtained a right of reference. If the Section 505(b)(2) applicant can establish that reliance on FDA’s previous approval is scientifically appropriate, it may eliminate the need to conduct certain preclinical or clinical studies of the new product. The FDA may also require companies to perform additional studies or measurements to support the change from the approved product. The FDA may then approve the new product candidate for all, or some, of the label indications for which the referenced product has been approved, as well as for any new indication sought by the Section 505(b)(2) applicant.

To the extent that the Section 505(b)(2) applicant is relying on studies conducted for an already approved product, the applicant is required to certify to the FDA concerning any patents listed for the approved product in the Orange Book to the same extent that an ANDA applicant would. Thus approval of a Section 505(b)(2) NDA can be stalled until all the listed patents claiming the referenced product have expired, until any non-patent exclusivity, such as exclusivity for obtaining approval of a new chemical entity, listed in the Orange Book for the referenced product has expired, and, in the case of a Paragraph IV certification and subsequent patent infringement suit, until the earlier of 30 months, settlement of the lawsuit or a decision in the infringement case that is favorable to the Section 505(b)(2) applicant.

Marketing Exclusivity

Market exclusivity provisions under the FDCA also can delay the submission or the approval of certain applications. The FDCA provides a five-year period of non-patent marketing exclusivity within the United States to the first applicant to gain approval of an NDA for a new chemical entity. A drug is a new chemical entity if the FDA has not previously approved any other drug containing the same active moiety, which is generally the molecule or ion responsible for the action of the drug. During the exclusivity period, the FDA may not accept for review an ANDA or a Section 505(b)(2) NDA submitted by another company for another version of such drug where the applicant does not own or have a legal right of reference to all the data required for approval. However, an application may be submitted after four years if it contains a certification that the listed patents for the approved drug are invalid or not infringed. The FDCA also provides three years of marketing exclusivity for an NDA, Section 505(b)(2) NDA or supplement to an existing NDA if new clinical investigations, other than bioavailability studies, conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application. This may include, for example, new indications for, or new dosages or strengths of, an existing drug. This three-year exclusivity covers only the conditions associated with the new clinical investigations and does not prohibit the FDA from approving ANDAs for drugs containing the original active agent. Five-year and three-year exclusivity will not delay the submission or approval of a full NDA; however, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to all of the nonclinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and effectiveness.

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

Patent Term Extension

After NDA approval, owners of relevant drug patents may apply for up to a five year patent extension. The allowable patent term extension is calculated as half of the drug’s testing phase (the time between IND application and NDA submission) and all of the review phase (the time between NDA submission and approval) up to a maximum of five years. The time can be shortened if FDA determines that the applicant did not pursue approval with due diligence. The total patent term after the extension may not exceed 14 years.

For patents that might expire during the application phase, the patent owner may request an interim patent extension. An interim patent extension increases the patent term by one year and may be renewed up to four times. For each interim patent extension granted, the post-approval patent extension is reduced by one year. The director of the United States Patent and Trademark Office must determine that approval of the drug covered by the patent for which a patent extension is being sought is likely. Interim patent extensions are not available for a drug for which an NDA has not been submitted.

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

As in the United States, we may apply for designation of a product as an orphan drug for the treatment of a specific indication in the European Union before the application for marketing authorization is made. Orphan drugs in Europe receive economic and marketing benefits, including up to 10 years of market exclusivity for the approved indication unless another applicant can show that its product is safer, more effective or otherwise clinically superior to the orphan-designated product.

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

The Patient Protection and Affordable Care Act, or the ACA, as amended by the Health Care and Education Affordability Reconciliation Act of 2010, has had and is expected to have a significant impact on the health care industry. The ACA expanded coverage for the uninsured while at the same time containing overall healthcare costs. Among other things, the ACA expanded and increased industry rebates for drugs covered under Medicaid programs and made changes to the coverage requirements under the Medicare Part D program. We cannot predict the full impact of the ACA on pharmaceutical companies because many of the ACA’s reforms require the promulgation of detailed regulations to implement the statutory provisions, which has not yet occurred. In addition, although the United States Supreme Court has upheld the constitutionality of most of the ACA, some states have indicated that they intend not to implement certain sections of the ACA and some members of the U.S. Congress are still working to repeal the ACA. These challenges add to the uncertainty of the effects of the ACA.

The Physician Payment Sunshine Act, or Sunshine Act, which was enacted as part of ACA, requires covered manufacturers of drugs covered under Medicare, Medicaid or the Children’s Health Insurance Program to report annually to the Secretary of the Department of Health and Human Services payments or other transfers of value made by that entity, or by a third party as directed by that entity, to physicians and teaching hospitals, or to third parties on behalf of physicians or teaching hospitals, during the course of the preceding calendar year. The final rule implementing the Sunshine Act, published on February 8, 2013, required data collection on payments to begin on August 1, 2013. The first reports are currently due in the second quarter of 2014, and the information will be made publicly available on a searchable website in September 2014. Failure to submit required information may result in civil monetary penalties of up to $150,000 per year (up to $1 million per year for “knowing failures”) for all payments, transfers of value or ownership or investment interests not reported in an annual submission.

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

Employees

As of February 28, 2014, we had 39 full-time employees and one part-time employee. Our management believes that relations with our employees are good. None of our employees is represented under a collective bargaining agreement.

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

We were incorporated in 1997 and operated as a wholly owned subsidiary of R.J. Reynolds Tobacco Company until August 2000. As of December 31, 2013, we had an accumulated deficit of $280.6 million. We had net loss of $46.7 million, $7.0 million and $8.5 million for the years ended December 31, 2013, 2012 and 2011, respectively. Our losses for other periods have historically resulted principally from costs incurred in connection with our research and development activities, including clinical trials, and from general and administrative expenses associated with our operations. We may incur losses for future periods as our product candidates advance into later-stage development and as we progress our programs and invest in additional product opportunities. As a result, we will need to generate significant revenues to achieve profitability in the future or, if we do achieve profitability for any particular period, to sustain or grow our profitability on a quarterly or annual basis.

We derived a substantial portion of our revenue for 2013, 2012 and 2011 from our strategic alliances and collaborations. We expect that a substantial portion of our operating cash flow in the next few years will depend on the following:

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

In addition, we may seek additional capital, whether through offerings of securities utilizing our currently effective Registration Statement on Form S-3, our at the market sales agreement or otherwise, if the conditions for raising capital are favorable or based on strategic considerations even if we believe we have sufficient funds for our current or future operating plans. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of our stockholders may be diluted, and the terms of the securities may include liquidation or other preferences that materially and adversely affect the rights of our stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through alliance, collaboration or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies or product candidates or grant licenses on terms that are not favorable to us.

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

Our ability to generate product or royalty revenue in future periods will depend substantially on the successful development and commercialization of our clinical-stage product candidates, including in particular TC-5214 and TC-1734 (which are both currently in Phase 2b clinical development).

Any of our product candidates could be unsuccessful if it:

•	does not demonstrate acceptable safety and efficacy in nonclinical studies or clinical trials or otherwise does not meet applicable regulatory standards for approval;

•	does not offer therapeutic or other improvements over existing or future drugs used to treat the same condition;

•	is not capable of being produced in commercial quantities at acceptable costs; or

•	is not accepted in the medical community and by third-party payors.

We do not expect any of our current product candidates to be commercially available for at least the next several years, if at all. If we are unable to make our product candidates commercially available, we will not generate substantial product revenue and we will not be successful.

TC-5214 has not yet demonstrated efficacy in clinical trials in overactive bladder, and our previous findings from nonclinical studies and assessments and clinical trials in a different indication may not be predictive of a benefit for TC-5214 as a treatment for overactive bladder. If our planned and any future clinical trials of TC-5214 in overactive bladder are not successful, we will not obtain the regulatory approvals required to market and sell TC-5214.

We are developing TC-5214 as a treatment for overactive bladder. Our decision to conduct this development was based primarily on various findings from nonclinical studies and assessments of TC-5214 and clinical trials of TC-5214 in a different indication that we believe indicate potential benefits of TC-5214 as an overactive bladder therapy. We have not yet completed any clinical trials of TC-5214 in patients with overactive bladder, and our previous findings may not be predictive of clinical success in this patient population. If our current and any future clinical trials of TC-5214 in overactive bladder are not successful, we will not obtain the regulatory approvals required to market and sell TC-5214 as a treatment for overactive bladder.

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

TC-6499 has not yet demonstrated efficacy in clinical trials in diabetic gastroparesis, and our previous findings from clinical and nonclinical studies and assessments may not be predictive of a benefit for TC-6499 as a treatment for diabetic gastroparesis. If our planned and any future clinical trials of TC-6499 in diabetic gastroparesis are not successful, we will not obtain the regulatory approvals required to market and sell TC-6499.

We plan to conduct an exploratory study of TC-6499 as a treatment for diabetic gastroparesis. Our decision to conduct this development was based primarily on various findings from a previous clinical trial of TC-6499 in another indication and nonclinical studies and assessments of TC-6499 that we believe may indicate potential benefits of TC-6499 as a diabetic gastroparesis therapy. We have not yet conducted any clinical trials of TC-6499 in patients with diabetic gastroparesis, and our previous findings may not be predictive of clinical success in this patient population. If our planned and any future clinical trials of TC-6499 in diabetic gastroparesis are not successful, we will not obtain the regulatory approvals required to market and sell TC-6499 as a treatment for diabetic gastroparesis.

If we do not obtain the regulatory approvals required to market and sell our product candidates, our ability to generate product revenue will be materially impaired and our business will not be successful.

The nonclinical laboratory testing, development, manufacturing and clinical trials of product candidates that we develop, whether independently or in collaboration with a third party, as well as their distribution, sale and marketing, are regulated by the FDA and other federal, state and local governmental and regulatory authorities in the United States and by similar agencies in other countries. We must receive regulatory approval of each product candidate before we can market and sell it. We have only limited experience in pursuing regulatory approvals. Securing FDA approval requires the submission of extensive nonclinical and clinical data and information about the chemistry and manufacture of, and control procedures for, each potential product. In addition, the supporting information submitted to the FDA must establish the safety and efficacy of the product candidate for each indicated use. The drug development and marketing approval process takes many years, requires the expenditure of substantial resources, is subject to delays and can vary substantially based upon the type, complexity and novelty of the product candidates involved. In addition to the time and expense involved, the process is uncertain and we may never receive the required regulatory approvals. In addition, the FDA, the U.S. Congress or foreign governmental or regulatory authorities may from time to time change approval policies or adopt new laws or regulations that could prevent or delay our receipt of required approvals. Even if we receive regulatory approval to market a particular product candidate, the approval will be subject to limitations on the indicated uses for which it may be marketed and may not permit labeling claims that are necessary or desirable for its promotion.

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

•	the product candidate may not have a favorable risk: benefit profile;

•

the FDA (or any advisory committee on which the FDA relies) may interpret results of clinical trials or manufacturing or other non-clinical studies or assessments to indicate that the product candidate is not safe, effective or acceptable for commercial use, even if we interpret the same results differently;

•	the FDA may require development of a Risk Evaluation and Mitigation Strategy, or REMS, as a condition of approval;

•

the FDA may deem the processes or facilities that we, our collaborators or our third-party manufacturers propose to use in connection with the manufacture of the product candidate to be unacceptable, or the facilities of our third party manufacturers may not pass inspection by the FDA; or

•	the FDA may change its approval policies or adopt new regulations.

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

To obtain the requisite regulatory approvals to market and sell any of our product candidates, we must demonstrate, through extensive nonclinical studies and clinical trials, that the product candidate is safe and effective in humans. The number of clinical trials required to obtain approval varies depending on the particular product candidate, the disease or condition for which it is in development and the regulations applicable to it. Nonclinical studies and clinical trials are lengthy and expensive, difficult to design and implement and subject to a historically high rate of failure. The development of each of our product candidates involves significant risks at each stage of testing. A failure of one or more clinical trials of any of our product candidates could occur at any stage of testing. For example, TC-5214 did not achieve the primary endpoint in multiple Phase 3 clinical trials in major depressive disorder completed in 2011 and 2012, and TC-5619 did not meet the primary endpoint in the Phase 2b clinical trial in schizophrenia in 2013. If we experience failures in our ongoing or future clinical trials, or if we are not able to design clinical trials to establish the safety and efficacy of our product candidates and otherwise achieve the objectives of the trials, our product candidates may never be approved for sale or become commercially available.

We may not be able to obtain authority or approval from the FDA, applicable foreign regulatory authorities or the institutional review boards at our intended investigational sites to commence or complete our clinical trials. Before the initial clinical trial for a product candidate may commence in the United States, we must submit an IND containing nonclinical studies, chemistry, manufacturing, control and other information and a study protocol to the FDA. If the FDA does not object within 30 days after submission of the IND, then the trial may commence. If a clinical trial is commenced, we, the FDA, applicable foreign regulatory authorities and institutional review boards may delay, suspend or terminate clinical trials of a product candidate at any time if, among other reasons, we or they believe the subjects participating in the clinical trials are being exposed to unacceptable health risks or for other reasons.

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

Our product candidates target diseases or disorders that are not well understood. For example, there is only limited scientific understanding of the causes of overactive bladder, Alzheimer’s disease and diabetic gastroparesis. In addition, there are no approved drugs that target NNRs to treat these diseases and disorders, and there is only limited scientific understanding of the relationships between these diseases and disorders and the pathways targeted by our product candidates. These uncertainties increase the risk that one or more of our clinical trials will not be successful.

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

Clinical trials require sufficient subject enrollment, which is a function of many factors—including the size of the patient population, the extent to which other clinical trials are being conducted concurrently that involve the same patient population, the number of participating clinical sites, the proximity of subjects to clinical sites, the nature of the trial protocol, the availability of effective treatments for the relevant disease, the eligibility criteria for the clinical trial and the emphasis placed on ensuring a rigorous adherence to the eligibility criteria. Delays in subject enrollment can result in increased costs and longer development times. The failure to enroll subjects in a clinical trial could delay the completion of the clinical trial beyond our current expectations. For example, we experienced enrollment delays in our ongoing Phase 2b study of TC-1734 in mild to moderate Alzheimer’s disease that delayed our initial projected completion dates for that study.

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

The FDA or foreign regulatory authorities may require more nonclinical or clinical data for any of our product candidates or more time to evaluate data than we currently anticipate because drugs that act on NNRs are not a well-established class of drugs, because nicotine, which interacts with all nicotinic receptors, has addictive properties and potential for abuse, because of experiences with drugs that act on NNRs that are developed or marketed by third parties or for any other reason. In particular, the FDA has issued a public health advisory with regard to Pfizer’s aid to smoking cessation product, Chantix, and requires Chantix (as well as Zyban, which is GlaxoSmithKline’s aid to smoking cessation product) to include a boxed warning on its prescribing information. The warning makes prominent the risk of serious mental health events, including changes in behavior, depressed mood, hostility, agitation and suicide-related events, that have been reported in some patients attempting to quit smoking while taking these drugs. The FDA has also issued a separate safety alert reporting a higher incidence of cardiovascular events with Chantix than placebo in completed clinical trials. Chantix acts on several NNR subtypes, as well as other molecular targets in the body. All of our product candidates currently in development affect the activity of one or more NNR subtypes.

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

Our ongoing Phase 2b clinical trial of TC-1734 is designed to evaluate TC-1734 as a treatment for mild to moderate Alzheimer’s disease as compared to donepezil, the marketed medication most often prescribed for the disease. As a result, the trial will not have a positive outcome if TC-1734 does not statistically outperform donepezil, even if TC-1734 could be an effective treatment for mild to moderate Alzheimer’s disease. This requirement of superiority to donepezil may make a positive outcome comparatively less likely than if we were evaluating TC-1734 in the trial as compared to an inactive comparator (i.e., placebo). If the trial is not successful, it will not support regulatory approval to market and sell TC-1734 as a treatment for mild to moderate Alzheimer’s disease.

We currently have limited supplies of TC-1734. Therefore, even if our ongoing Phase 2b clinical trial of TC-1734 in mild to moderate Alzheimer’s disease has a favorable outcome, and we decide to proceed to the next clinical testing phase of TC-1734, there will be some delay due to the need to manufacture additional supplies of TC-1734 to support that testing.

When AstraZeneca terminated its rights to TC-1734 under our 2005 collaboration agreement, and all rights to the compound reverted to Targacept in June of 2013, we became responsible for the cost and execution of the ongoing Phase 2b clinical trial of TC-1734 in mild to moderate Alzheimer’s disease and any potential future development and commercialization of TC-1734. While our current supply of TC-1734 is sufficient to support our ongoing Phase 2b trial, it is not sufficient to support potential additional clinical trials. Based on the challenging therapeutic area and the high success hurdle we established for the current Phase 2b trial, we have not made investments to manufacture additional supplies of TC-1734, and we do not expect to make such an investment, if at all, unless the ongoing Phase 2b trial is favorable. This means any decision to make such an investment is not expected to be made until after the results of the ongoing Phase 2b trial are known, which is currently anticipated to be in mid-2014. If a decision is made to conduct additional clinical testing, such testing will therefore be delayed until sufficient supplies of TC-1734 are manufactured, at the earliest.

Our Special Protocol Assessment agreement with the FDA for our ongoing Phase 2b clinical trial of TC-1734 in mild to moderate Alzheimer’s disease does not guarantee regulatory approval or any particular outcome from any future regulatory review of TC-1734, even if we believe that the outcome of the trial when completed is favorable.

We have obtained a Special Protocol Assessment, or SPA, agreement with the FDA for our ongoing Phase 2b clinical trial of TC-1734 in mild to moderate Alzheimer’s disease. The purpose of an SPA is to memorialize an agreement with the FDA on the protocol design and statistical analysis plan for the clinical trials that will form the primary basis of an efficacy claim. Clinical trials that are designed to support a determination that a drug is safe and effective for a particular use are sometimes referred to as “pivotal” trials. Our SPA with the FDA provides that the ongoing Alzheimer’s disease trial will not alone be sufficient to support regulatory approval for TC-1734. If we submit an NDA following completion of the ongoing trial and any additional clinical trials of TC-1734 that we conduct in mild to moderate Alzheimer’s disease, the NDA may not be approved by the FDA notwithstanding our SPA, even if we believe that the data from the trials support approval.

Approval of an NDA for TC-1734 is not guaranteed because a final determination by the FDA that an agreed-upon protocol satisfies a specific objective, such as the demonstration of efficacy, or supports an approval decision will be based on a complete review of all of the data in the NDA. The FDA retains significant latitude and discretion in interpreting the terms of an SPA, the data and results from clinical trials and all other information included in the NDA. For example, the FDA may require trial design changes or additional studies if issues arise that it believes to be relevant to determining safety or efficacy, the FDA may reconsider the agreed upon scope of review based on data that subsequently becomes available and the FDA may raise concerns that arise after grant of the SPA that override it. In particular, the FDA may determine that our ongoing study of TC-1734 in mild to moderate Alzheimer’s disease, which we are conducting at sites predominantly in Eastern Europe and also in the United States, did not when completed include a sufficient number of subjects at sites in the United States to support regulatory approval to market and sell TC-1734. In addition, in previous toxicology studies of TC-1734 in male rats, testicular abnormalities were observed. These nonclinical abnormalities, which were provided to the FDA prior to receiving our SPA agreement and initiating our ongoing study, were seen only in rats and not in any of the four other species studied. The findings in rats could adversely affect the likelihood that the FDA will grant approval to market and sell TC-1734, or the FDA could grant approval of TC-1734 only for a limited population of patients with mild to moderate Alzheimer’s disease or require a warning on the prescribing information that limits the overall commercial potential of TC-1734. As a result, even with an SPA, we cannot be certain that the FDA will find any particular clinical trial results acceptable to support regulatory approval to market and sell TC-1734 as a treatment for mild to moderate Alzheimer’s disease.

We have closed our laboratory operations and no longer have the capability to identify or discover internal product candidates. If development of our product candidates currently in clinical development proves to be unsuccessful, we may not be able to overcome the pipeline attrition, which would have a material adverse effect on our business.

In 2012, we completed two workforce reductions and closed our laboratory operations. Following these actions, we do not have internal discovery and research capabilities or the ability to identify and discover new internal product candidates. We have no current plan to resume discovery or research activities. If in the future we were to resume these activities, we would need to recruit additional scientific and technical personnel and obtain access to laboratory facilities. We currently have two active and one planned clinical development programs and, without internal discovery and research, we may not be able to expand our pipeline with internal candidates or at all. If our current development activities are unsuccessful and we experience attrition, our business would be materially and adversely affected, which would materially and adversely impact our stock price.

Each of our product candidates will remain subject to ongoing regulatory review even if it receives marketing approval. If we fail to comply with continuing regulations or if patients taking our products experience adverse health effects, we could lose the approval or the sale of the affected products could be suspended or otherwise adversely affected.

Even if we receive regulatory approval to market a particular product candidate, the approval could be conditioned on us conducting additional costly post-approval studies or could limit the indicated uses included in our labeling. The FDA has significant postmarket authority, including, for example, the authority to require labeling changes based on new safety information and to require postmarket studies or clinical trials to evaluate serious safety risks related to the use of a drug. The FDA also has the authority to require, as part of an NDA, the submission of a REMS. A REMS plan could, for example, limit prescribing to certain physicians or medical centers that have undergone specialized training, limit treatment to patients who meet certain safe-use criteria or require treated patients to enroll in a registry. Any REMS required by the FDA may lead to increased costs to assure compliance with new post-approval regulatory requirements and potential requirements or restrictions on the sale of approved products, all of which could lead to lower sales volume and revenue. Moreover, a product may later cause adverse medical experiences that limit or prevent its widespread use or commercial potential, force us to withdraw it from the market or impede or delay our ability to obtain regulatory approvals in additional countries. If any of our product candidates that becomes an approved product either causes adverse medical experiences or becomes associated with a third-party product that is associated with adverse medical experiences such as those related to Chantix described above under “Regulatory authorities may require more data for any of our product candidates than we currently anticipate, which could cause us to incur additional costs, extend our development timelines or delay our receipt of any revenue from potential product sales.,” the overall commercial success of the affected product may be negatively impacted.

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

Also, although we have not received any notice that we are the subject of any FDA enforcement action, it is possible that we may be in the future and that could have a material adverse effect on our business. If we fail to comply with the requirements of the FDA and other applicable U.S. or foreign governmental or regulatory authorities or previously unknown problems with our products or product candidates, manufacturers or manufacturing processes are discovered, we could be subject to administrative or judicially imposed sanctions, including:

•	restrictions on the products, manufacturers or manufacturing processes;

•	warning or untitled letters;

•	civil or criminal penalties;

•	fines;

•	injunctions;

•	product seizures or detentions;

•	import bans;

•	voluntary or mandatory product recalls and publicity requirements;

•	suspension or withdrawal of regulatory approvals;

•	total or partial suspension of production; and

•	refusal to approve pending applications for marketing approval of new drugs or supplements to approved applications.

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

•

collaborators may interpret clinical trial or non-clinical study results differently than we do, may pursue further development and commercialization of our product candidates for indications that we do not believe are optimal, may not pursue further development and commercialization of our product candidates at all or may elect not to continue or renew research and development programs based on nonclinical or clinical trial results, changes in their strategic focus or available funding, or external factors such as an acquisition that diverts resources or creates competing priorities;

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

•

disputes may arise between us and collaborators that result in the delay or termination of the research, development or commercialization of our product candidates, that result in costly litigation or arbitration that diverts management attention and resources or that, if resolved unfavorably to us, result in adverse financial consequences for us under the terms of the applicable agreements; and

•

alliances and collaborations may be terminated, either in their entirety or as to particular product candidates or programs, which may result in a need for a reallocation of internal funds or additional capital to pursue further development of the applicable product candidates. As examples, we previously had a collaboration agreement with AstraZeneca for the development and commercialization of TC-5214 in MDD and a product development and commercialization agreement with GlaxoSmithKline that have been terminated. In addition, AstraZeneca exercised its right to terminate TC-1734 and other compounds from our ongoing collaboration agreement. Some of these terminations caused us to reallocate internal resources.

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

Third parties may not complete activities on schedule or may not conduct our clinical trials in accordance with regulatory requirements or the respective trial plans and protocols. These risks may be heightened for clinical trials that we conduct outside of North America and Western Europe. In particular, we have previously conducted trials of multiple product candidates at sites in India and we are conducting our ongoing Phase 2b trial of TC-1734 in mild to moderate Alzheimer’s disease at sites in Eastern Europe, as well as in the United States.

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

Our product candidates require precise, high quality manufacturing. We no longer have internal manufacturing capability. We have historically manufactured our product candidates only in small quantities for early-stage preclinical testing and have contracted with third parties to manufacture, in collaboration with us, our product candidates for clinical trials. If any of our product candidates is approved by the FDA or by foreign regulatory authorities for marketing and sale, it will need to be manufactured in substantially larger, commercial quantities. Our experience in the manufacture of drugs in commercial quantities is limited to our contractual arrangements with third parties to manufacture our now discontinued product Inversine and its active ingredient.

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

We expect to rely initially on a single contract manufacturer for any product candidate that we successfully bring to market. Changing any manufacturer that we engage for a particular product or product candidate may be difficult, as the number of potential manufacturers is limited and we will have to compete with third parties for access to those manufacturing facilities. cGMP manufacturing processes and procedures are described in an NDA or supplement that typically must be reviewed and approved by the FDA or foreign regulatory authorities and the facilities typically must pass inspection by the FDA or foreign regulatory authorities before such approval. Changing manufacturers may require re-validation of any new facility for cGMP compliance, which would likely be costly and time-consuming. We may not be able to engage replacement manufacturers on acceptable terms quickly or at all. In addition, contract manufacturers located in foreign countries may be subject to import limitations or bans. As a result, if any contract manufacturer is unable, for whatever reason, to supply the contracted amounts of any product that is successfully brought to market, a shortage would result which would have a negative impact on our revenue.

Drug manufacturers are subject to ongoing periodic unannounced inspection by the FDA, the U.S. Drug Enforcement Administration (in the case of controlled substances) and corresponding state and foreign agencies to ensure strict compliance with cGMP, other government regulations and corresponding foreign standards. While we are ultimately responsible for ensuring the quality of any products manufactured by third party contractors and obligated to audit the performance of such third-party contractors, we do not have control over third-party manufacturers’ compliance with these regulations and standards. Failure by us or any third-party manufacturers to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, failure of the government to grant pre-market approval of drugs, delays, suspension or withdrawal of approvals, seizures or recalls of product, operating restrictions and criminal prosecutions.

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

Although we own or otherwise have rights to a number of patents, these patents may not effectively exclude competitors from engaging in activities that compete with us. Furthermore, the issuance of a patent is not conclusive as to its validity or enforceability, and third parties may challenge the validity or enforceability of our patents. The Leahy-Smith America Invents Act was signed into U.S. law September 26, 2011, and includes significant changes to patent law. One of the most notable changes is the transition from a “first-to-invent” to a “first-inventor-to-file” patent system. This is effective for patent applications filed on or after March 16, 2013. Because patent applications in the United States and many foreign countries are confidential for a period of time after filing, and because publications of discoveries in the scientific literature often lag behind actual discoveries, we cannot be certain that we were the first to invent the inventions claimed in our issued U.S. patents or patent applications filed on or before March 16, 2013, or that we were or will be the first to file for protection of the inventions claimed in any of our U.S. patent applications filed after March 16, 2013 or in any of our issued foreign patents or pending foreign patent applications. It is possible that a competitor may successfully challenge our patents or that challenges will result in the elimination or narrowing of patent claims and, therefore, reduce our patent protection.

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

We have licensed patent rights in the United States covering the pharmaceutical composition of TC-5214, one of the enantiomers of mecamylamine hydrochloride. We do not have patent rights covering the composition of matter for mecamylamine hydrochloride. As a result, we may be limited in our ability to prevent others from exploiting mecamylamine hydrochloride, which could have a negative impact on the commercial potential of TC-5214. We believe another company, Cary Pharmaceuticals Inc., may be developing mecamylamine hydrochloride in a fixed dose combination with bupropion as a smoking cessation aid. In addition, racemic mecamylamine hydrochloride is the active ingredient in our approved product Inversine®, which we are no longer commercializing. We are aware of Abbreviated New Drug Application No. 20-4054 by Nexgen Pharma for mecamylamine hydrochloride, approved March 19, 2013, for the forms of hypertension for which Inversine® is approved. Physicians, therefore, could prescribe mecamylamine hydrocloride for other indications that are not described in the product’s labeling or approved by the FDA or foreign regulatory authorities. In particular, physicians could potentially prescribe mecamylamine hydrochloride as a treatment for overactive bladder despite differences in the biological properties between TC-5214 and mecamylamine hydrochloride. In that event, if TC-5214 is in the future approved for marketing and sale by the FDA or foreign regulatory authorities, our revenue from sales of TC-5214 could be materially and adversely affected.

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

We currently have limited sales, marketing and distribution experience and no internal sales or distribution capabilities. Although we intend to focus any future internal sales and marketing resources in areas where specialists heavily influence our target markets, such as neurology and urology, we also intend to seek to further augment our sales, marketing and distribution capabilities through arrangements with third parties, such as our collaboration with AstraZeneca. In particular, our strategy includes selectively entering into strategic alliances and collaborations with respect to product candidates for indications that require service by large sales and marketing organizations. There are risks involved with establishing our own sales force and marketing and distribution capabilities, as well as in entering into arrangements with third parties to perform these services. Developing our own sales force would be expensive and time-consuming and could delay any product launch. We may not be successful in entering into arrangements with third parties on terms that are favorable to us or at all. Also, we have little control over AstraZeneca’s performance under our collaboration agreement and would have little control over the performance of potential future collaborators, any of which may fail to devote the necessary resources and attention to sell, market or distribute our products effectively. If we do not establish sales and distribution capabilities successfully, either on our own or in collaboration with third parties, we may not successfully commercialize our products.

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

We also face substantial competition from therapies designed to target NNRs. Pfizer’s product Chantix, which is known outside of the United States as Champix, acts on several NNR subtypes as well as other molecular targets in the body. Chantix is approved as an aid for smoking cessation. In addition, we believe that several prominent pharmaceutical companies have product candidates that target NNRs in development, including as examples AbbVie, Bristol-Myers Squibb, Novartis, EnVivo Pharmaceuticals, Upsher Smith, Psychogenics, Asmacure, Bionomics, Aniona, Savant HWP, Alpharmagen (a joint venture formed by CoMentis and Anvyl), Extab, SK Biopharmaceuticals and Neuroderm. We expect that we will face increased competition in the future if therapies that target NNRs are further validated and if companies initiate or expand programs focused on NNRs or otherwise pursue the development and commercialization of therapeutics for diseases and disorders that we target, whether independently or by alliance, collaboration or acquisition.

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

Our performance depends substantially on the performance of our senior management team, including our President and Chief Executive Officer, Stephen A. Hill, who joined us in December 2012, as well as our other scientific, technical and managerial personnel. Our key personnel, including Dr. Hill, can terminate their employment with us at any time. The loss of the services of any of our senior management team or other key personnel may significantly delay or prevent the achievement of product development and other business objectives. In addition, we rely on consultants and advisors, including scientific and clinical advisors, from time to time to assist us in formulating our research and development strategy. All of our consultants and advisors are either self-employed or employed by other organizations, and they may have consulting or advisory contracts with other organizations or other commitments that could limit their availability or otherwise affect their ability to contribute to us.

Potential future growth of our business and replacement of any key personnel that may terminate their employment with us will depend on our ability to identify, recruit and retain the appropriate personnel. We may have difficulty attracting senior management, scientific and technical personnel as a result of previous workforce reductions and a perceived risk of future workforce reductions. We face intense competition for skilled executives and individuals with relevant scientific and technical expertise in our industry, and this competition is likely to continue. We may not be able to continue to attract and retain personnel with the advanced qualifications necessary for the success of our business.

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

Provisions of our charter and bylaws and Delaware law may discourage or make an acquisition of us or a change in our management more difficult.

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

We lease approximately 18,300 square feet of office space in the building located at 100 North Main Street in Winston-Salem, North Carolina pursuant to a sublease. The term of our sublease expires December 30, 2015. The monthly payment under our sublease is approximately $23,000, subject to an annual escalation of approximately 3% during the term. We also lease approximately 4,100 square feet of storage space in the same building pursuant to a separate sublease. We believe our leased space is suitable for its intended purpose.

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

Market Information

Our common stock currently trades on the NASDAQ Global Select Market under the symbol “TRGT.” The following table sets forth, for the periods indicated, the high and low sales prices for our common stock:

		Common Stock
		High	Low
2012:
	First Quarter	$7.70	$4.90
	Second Quarter	$5.20	$4.04
	Third Quarter	$5.17	$4.15
	Fourth Quarter	$4.92	$3.85
2013:
	First Quarter	$4.83	$4.19
	Second Quarter	$5.77	$4.06
	Third Quarter	$5.84	$4.28
	Fourth Quarter	$6.11	$3.75

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

The following graph compares the cumulative total stockholder return for our common stock with the cumulative total stockholder return of the NASDAQ Composite Index and the NASDAQ Biotechnology Index. The comparison assumes the investment of $100.00 on December 31, 2008 in each of our common stock, the NASDAQ Composite Index and the NASDAQ Biotechnology Index and the reinvestment of any dividends. We have not paid any dividends on our common stock and do not include dividends in the representation of our performance. The performance shown for any prior period does not predict the performance to be expected for any future period.

Targacept, Inc.	100	587	744	156	123	117
NASDAQ Biotechnology Index	100	116	133	149	196	325
NASDAQ Composite Index	100	144	168	165	191	265

Stockholders

As of February 28, 2014, there were approximately 45 holders of record of our common stock. Because many of our shares are held by brokers or other nominees on behalf of beneficial owners, we are unable to determine precisely the total number of beneficial owners represented by the holders of record. As of March 3, 2014, we estimate the total number of beneficial owners of our common stock whose shares are held by brokers or other nominees on their behalf to be approximately 3,455.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Stock-Based Incentive Plans” in the notes to Financial Statements.

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

We derived the statements of comprehensive income data for the years ended December 31, 2013, 2012 and 2011 and the balance sheet data as of December 31, 2013 and 2012 from our audited financial statements included in this annual report. We derived the statements of comprehensive income data for the years ended December 31, 2010 and 2009 and the balance sheet data as of December 31, 2011, 2010 and 2009 from our audited financial statements not included in this report. Our historical results for any prior period are not necessarily indicative of the results to be expected for any future period. You should read the notes to our financial statements for an explanation of the method used to determine the number of shares used in computing basic and diluted net loss per share.

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(in thousands, except share and per share data)
Statement of Operations Data:
Net operating revenues	$3,629	$57,860	$97,637	$85,713	$25,062
Operating expenses:
Research and development	38,840	49,087	95,215	64,546	40,179
General and administrative	12,005	13,193	12,167	8,052	8,167
Reduction in force	—	3,718	—	—	—
License fees and royalties	—	—	—	—	16,350
Cost of product sales	—	—	—	—	691

Total operating expenses	50,845	65,998	107,382	72,598	65,387

(Loss) income from operations	(47,216)	(8,138)	(9,745)	13,115	(40,325)
Interest income	784	1,070	1,348	1,463	1,050
(Loss) gain on sale of property and equipment	(213)	55	—	—	—
Interest expense	(53)	(86)	(132)	(153)	(217)

(Loss) income before income taxes	(46,698)	(7,099)	(8,529)	14,425	(39,492)
Income tax (expense) benefit	(7)	101	—	(3,526)	88

Net (loss) income	$(46,705)	$(6,998)	$(8,529)	$10,899	$(39,404)

Basic net (loss) income per share	$(1.39)	$(0.21)	$(0.27)	$0.38	$(1.54)

Diluted net (loss) income per share	$(1.39)	$(0.21)	$(0.27)	$0.36	$(1.54)

Weighted average common shares outstanding— basic	33,640,323	33,476,316	31,637,283	28,543,408	25,636,419

Weighted average common shares outstanding— diluted	33,640,323	33,476,316	31,637,283	30,150,324	25,636,419

	As of December 31,
	2013	2012	2011	2010	2009
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and investments	$143,777	$184,927	$249,270	$252,509	$111,066
Working capital	82,627	116,394	119,606	119,422	213,269
Total assets	145,873	189,579	258,126	262,787	319,379
Long-term debt, net of current portion	283	1,136	1,986	1,349	1,966
Accumulated deficit	(280,633)	(233,928)	(226,930)	(218,401)	(229,300)
Total stockholders’ equity	134,611	175,915	174,288	91,847	68,991

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

Background

We are a biopharmaceutical company engaged in the development of novel NNR Therapeutics to treat patients suffering from serious nervous system and gastrointestinal/ genitourinary diseases and disorders. Our NNR Therapeutics selectively target a class of receptors known as neuronal nicotinic receptors, which we refer to as NNRs. NNRs are found on nerve cells throughout the nervous system and serve as key regulators of nervous system activity. Our most advanced product candidates are TC-5214, TC-1734, TC-6499, AZD1446 (TC-6683), TC-5619 and TC-6987 and they are discussed under the caption “Business” in Item 1 of Part I of this annual report.

We have an ongoing collaboration agreement with AstraZeneca focused on compounds that act on the a4ß2 NNR, including AZD1446. Under our ongoing collaboration agreement with AstraZeneca:

•	AstraZeneca has an exclusive license to AZD1446 and earlier-stage compounds that arose from the preclinical research collaboration conducted under the agreement described below;

•

AstraZeneca is responsible for substantially all current and future development costs for AZD1446 and each other compound arising from the preclinical research collaboration described below that it elects to advance; and

•

from January 2006 to January 2010, we and AstraZeneca conducted a preclinical research collaboration under the agreement to discover and develop compounds that act on the a4ß2 NNR as treatments for conditions characterized by cognitive impairment, under which AstraZeneca paid us research fees, based on a reimbursement rate specified under the agreement, for our research services.

Our ongoing collaboration agreement with AstraZeneca can be terminated by AstraZeneca for an uncured material breach by us or upon 90 days’ notice given at any time.

Under a second collaboration agreement with AstraZeneca, which we refer to in this annual report as our “MDD agreement with AstraZeneca,” we had been co-developing TC-5214 as a treatment for major depressive disorder, or MDD. Upon entering into the agreement, we received a $200.0 million upfront payment. Thereafter, AstraZeneca was responsible for 80%, and we were responsible for 20%, of the cost of the completed clinical program for TC-5214 in MDD, except that AstraZeneca was responsible for 100% of development costs that were required only for countries outside the United States and the European Union. Following completion of a Phase 3 clinical program for TC-5214 conducted under the agreement, we and AstraZeneca announced that a regulatory submission for TC-5214 as an adjunct therapy for MDD would not be pursued and the “switch” monotherapy trial was discontinued. AstraZeneca subsequently terminated the agreement, effective in May 2012. As a result of the termination, all rights and licenses for TC-5214 that we granted under the agreement to AstraZeneca terminated and reverted to us.

Since our inception, we have had limited revenue from product sales and have funded our operations principally through public and private offerings of equity securities, payments under collaboration and alliance agreements, grants and equipment financing. We have historically devoted substantially all of our resources to the discovery and development of our product candidates and technologies, including the design, conduct and management of nonclinical and clinical studies and related manufacturing, regulatory and clinical affairs, as well as intellectual property prosecution.

In the second quarter of 2012, we completed a reduction in force as part of a plan to focus our resources on our more advanced programs. In October 2012, we announced a second reduction in force, as well as our plan to close our laboratory operations. We completed the second reduction in force and the laboratory closings in December 2012 and are no longer devoting resources to drug discovery or nonclinical research activities. We sold virtually all of our laboratory equipment after we closed our laboratories.

Except for a small number of periods in which we generated net income due primarily to the recognition into revenue of amounts received under collaboration agreements, we have not been profitable. As of December 31, 2013, we had an accumulated deficit of $280.6 million. We expect that we will incur losses in future periods as our product candidates advance into later-stage development and as we progress our programs and invest in additional product opportunities. Drug development, including clinical trials in particular, is time-consuming, expensive and may never yield a product that will generate revenue.

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

In the first quarter of 2012, we and AstraZeneca announced that, based on the totality of the results of the Phase 3 program, a regulatory submission` for TC-5214 as an adjunct therapy for MDD would not be pursued and the “switch” monotherapy trial was discontinued. These events resulted in a change in the estimated period of our substantive performance obligations under our MDD agreement with AstraZeneca. Accordingly, we revised the revenue recognition period for the upfront payment and began recognizing the portion of the upfront payment not yet recognized into revenue on a straight-line basis over the remainder of the revised period. We had recognized the full amount of the upfront payment into revenue as of June 30, 2012.

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

As of December 31, 2013, we had received $61.6 million in aggregate upfront fees and milestone payments under our ongoing collaboration agreement with AstraZeneca and recognized an additional $26.5 million in collaboration research and development revenue for research services that we provided in the preclinical research collaboration conducted under that agreement. We immediately recognized an aggregate of $32.6 million of the amounts received under the agreement for achievement of milestone events, because each event met the conditions required for immediate recognition under our revenue recognition policy. We deferred recognition of an aggregate of $29.0 million received under the agreement and have fully recognized these deferred amounts into revenue over the respective periods discussed in Note 12 to our audited financial statements included in this annual report.

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

Research and Development Expenses

Since our inception, we have focused our activities on drug discovery and development programs. We record research and development expenses as they are incurred. Research and development expenses represented approximately 76%, 74% and 89% of our total operating expenses for the years ended December 31, 2013, 2012, and 2011, respectively. For 2012, reduction in force charges of $3.7 million, which are not included in research and development expenses, represented 6% of our total operating expenses. There were no reduction in force charges for 2013 or 2011.

Research and development expenses include costs associated with:

•	clinical trials, including fees paid to contract research organizations to monitor and oversee some of our trials;

•	the employment of personnel involved in clinical development, drug discovery, and research activities;

•	research and development facilities, equipment and supplies;

•	the screening, identification and optimization of product candidates;

•	formulation and chemical development;

•	production of clinical trial materials, including fees paid to contract manufacturers;

•	nonclinical animal studies, including the costs to engage third-party research organizations;

•	quality assurance activities;

•	compliance with FDA regulatory requirements;

•	consulting, license and sponsored research fees paid to third parties;

•	the development and enhancement of our drug discovery technologies that we refer to as Pentad;

•	depreciation of capital assets used to develop our products; and

•	stock options granted to personnel in research and development functions.

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

Income Taxes

We have incurred cumulative net operating losses through December 31, 2013 and have not paid federal, state or foreign income taxes for any period since our inception. The application of U.S. generally accepted accounting principles, or GAAP, may for some periods result in non-cash income tax expense or benefit being reflected in our Statement of Comprehensive Income (Loss). For the year ended December 31, 2012, we recognized $101,000 of income tax benefit as a result of the application of accounting guidance for intraperiod tax allocation, under which we are required to consider all items (including items recorded in other comprehensive income) in determining the amount of tax benefit that should be allocated to net loss. The non-cash income tax benefit for 2012 was offset in full by income tax expense recorded in other comprehensive income. For the tax year ended December 31, 2011, we did not recognize any income tax expense or benefit.

As of December 31, 2013, we had net operating loss carryforwards of $233.2 million for federal income tax purposes and $219.8 million for state income tax purposes, and we had research and development income tax credit carryforwards of $12.8 million for federal income tax purposes and $587,000 for state income tax purposes as of December 31, 2013. The federal net operating loss carryforwards begin to expire in 2024. The state net operating loss carryforwards begin to expire in 2019. The federal and state research and development tax credits begin to expire in 2021. As a result of various factors, including the subjectivity of measurements used in the calculation of particular tax positions taken or that may in the future be taken in our tax returns, it is uncertain whether or to what extent we will be eligible to use the tax credits.

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

Fair Value

The carrying amounts of our cash and cash equivalents, investments in marketable securities, accounts receivable, accounts payable and accrued expenses are considered to be representative of their respective fair values due to their short-term natures and, in the case of short-term investments, their market interest rates. Likewise, the carrying amounts of our long-term debts are considered to be representative of their fair value due to their market interest rates. Cash that we do not expect to use to fund our short-term liquidity requirements is invested in corporate debt securities and municipal bonds rated at least A quality or equivalent, U.S. Treasury notes and bonds, U.S. and state government agency-backed certificates and certificates of deposit. Our investments in marketable securities, which include marketable securities classified on our balance sheet as cash equivalents, are recorded at quoted market prices or observable market inputs and totaled $89.3 million at December 31, 2013.

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

Our significant accounting policies are described in Note 2 to our audited financial statements for the year ended December 31, 2013 included in this annual report. We believe that our accounting policies relating to revenue recognition, accrued expenses and stock-based compensation are the most critical to understanding and evaluating our reported financial results. We have identified these policies as critical because they both are important to the presentation of our financial condition and results of operations and require us to make judgments and estimates on matters that are inherently uncertain and may change in future periods. For more information regarding these policies, you should refer to Note 2 to our audited financial statements included in this annual report.

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

We defer recognition of non-refundable upfront fees and recognize them into revenue on a straight-line basis over the estimated period of our substantive performance obligations. If we do not have substantive performance obligations, we recognize non-refundable upfront fees into revenue through the date the deliverable is satisfied. The period over which we recognize the revenue may be adjusted from time to time to take into account any delays or acceleration in the development of the applicable product candidate or any extension or shortening of the applicable performance period. Any such delay or acceleration in the development of a product candidate, or extension or shortening of a performance period, would result in decreases or increases to the recognition of deferred revenue from period to period. As of December 31, 2013, all amounts that we have recorded as deferred revenue are non-refundable.

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

Stock-Based Compensation

We record the grant date fair value of stock options issued to employees and non-employee directors as stock-based compensation expense over the requisite service periods, which are typically the vesting periods. We currently use the Black-Scholes-Merton formula to estimate grant date fair value and expect to continue to use this valuation model in the future. The Black-Scholes-Merton formula requires us to make various assumptions, including among others the expected term of the award and expected volatility of our common stock. In the event a modification is made to a stock option after the grant date, we record additional stock-based compensation expense equal to the incremental fair value of the stock option immediately subsequent to the modification as compared to the fair value of the stock option immediately preceding the modification. During 2012, we modified some outstanding stock options held by executive and non-executive employees who departed Targacept to partially accelerate vesting and/or extend the permitted period for exercise. These modifications resulted in incremental compensation cost for the year ended December 31, 2012 of $1.4 million. We recorded stock-based compensation expense related to stock options granted to employees and directors of $5.2 million for the year ended December 31, 2013, $7.8 million for the year ended December 31, 2012 (inclusive of expense resulting from stock option modifications) and $8.5 million for the year ended December 31, 2011. As of December 31, 2013, we had $5.5 million in total unrecognized compensation cost related to non-vested stock-based compensation arrangements, which we expect to record over a weighted average period of 2.83 years.

Results of Operations

Years ended December 31, 2013 and December 31, 2012

Net Operating Revenues

	Year ended December 31,
	2013	2012	Change
	(in thousands)
Operating revenues:
License fees and milestones from collaborations	$3,536	$57,420	$(53,884)
Grant revenue	93	440	(347)

Net operating revenues	$3,629	$57,860	$(54,231)

Net operating revenues for the year ended December 31, 2013 decreased by $54.2 million as compared to the year ended December 31, 2012. The lower net operating revenues for 2013 were primarily attributable to a decrease of $53.9 million in license fees and milestones from collaborations. The lower license fees and milestones from collaborations principally resulted from the recognition of deferred revenue during 2012 of the remaining unrecognized portion of the upfront payment received under our MDD agreement with AstraZeneca, totaling $54.5 million, partially offset by $589,000 in increased recognition into revenue for 2013 of payments related to TC-1734 received under our ongoing collaboration agreement with AstraZeneca. We recognized into revenue during 2013 the remaining unrecognized portion of the payment related to TC-1734 received under our ongoing collaboration agreement with AstraZeneca, totaling $3.5 million.

We have recognized into revenue all amounts that had been previously deferred and, therefore, in future periods, will not recognize any additional revenue related to payments received under our current or previous collaboration agreements. We are eligible to receive additional milestone payments under our ongoing collaboration agreement with AstraZeneca. The amount of milestone payments will depend on whether AstraZeneca progresses the clinical development of AZD1446, and, if so, whether and when we achieve development, regulatory and commercial milestone events that are inherently uncertain. We expect that the amount of our milestone-based revenue, if any, will continue to vary from period to period.

Research and Development Expenses

	Year ended December 31,
	2013	2012	Change
	(in thousands)
Research and development expenses	$38,840	$49,087	$(10,247)

Research and development expenses for the year ended December 31, 2013 decreased by $10.2 million as compared to the year ended December 31, 2012. The lower research and development expenses for 2013 were principally attributable to decreases of:

•

$14.9 million in other research and development-related operating costs, including infrastructure costs and stock-based compensation and other compensation-related expenses for research and development personnel, to $10.7 million for 2013, from $25.6 million for 2012; this decrease resulted primarily from the workforce reductions completed in the second and fourth quarters of 2012 discussed above;

•	$2.2 million in costs incurred for the Phase 3 development program for TC-5214 as a treatment for MDD which completed in 2012; and

•	$1.7 million in costs incurred for third-party research and development services in connection with nonclinical programs.

These decreases were partially offset by an increase of $8.6 million in costs incurred for third-party services associated with our clinical-stage product candidates (excluding costs for the completed program in MDD discussed above) to $28.1 million for 2013, from $19.5 million for 2012. This increase was principally due to costs related to the initiation and conduct of our Phase 2b study of TC-5214 in overactive bladder.

The costs that we incurred for the years ended December 31, 2013 and 2012 for third-party services in connection with research and development of clinical-stage product candidates are shown in the table below:

	Year ended December 31,
	2013	2012	Change
	(in thousands)
TC-5214 overactive bladder	$14,235	$1,440	12,795
TC-5619	10,250	12,662	(2,412)
AZD3480	3,099	3,762	(663)
TC-6499	470	—	470
TC-6987	21	1,655	(1,634)
TC-5214 major depressive disorder	—	2,175	(2,175)
AZD1446	—	—	—

Based on our current clinical program related commitments, we expect our research and development expenses for the year ending December 31, 2014 to decrease as compared to 2013, principally as a result of our completion in December 2013 of a Phase 2b clinical trial of TC-5619 as a treatment for schizophrenia.

General and Administrative Expenses

	Year ended December 31,
	2013	2012	Change
	(in thousands)
General and administrative expenses	$12,005	$13,193	$(1,188)

General and administrative expenses for the year ended December 31, 2013 decreased by $1.2 million as compared to the year ended December 31, 2012. The lower general and administrative expenses were primarily attributable to a decrease of $825,000 in stock-based compensation expense, salary and other compensation-related expenses for general and administrative personnel, primarily due to $1.8 million in non-recurring severance and stock-based compensation expenses recorded for 2012; and partially offset by $573,000 in non-cash stock-based compensation charges resulting from the partial accelerated vesting of, and extended exercise periods for, some outstanding stock options held by two former executive officers who departed Targacept during 2013 and $306,000 in severance and other charges, resulting from the departure of one of the former executive officers.

Reductions in Force

	Year ended December 31,
	2013	2012	Change
	(in thousands)
Reductions in force	$—	$3,718	$(3,718)

As a result of the two reductions in force we completed during 2012 discussed above, we recorded as expense and paid $3.7 million in severance and other charges in 2012.

Years ended December 31, 2012 and December 31, 2011

Net Operating Revenues

	Year ended December 31,
	2012	2011	Change
	(in thousands)
Operating revenues:
License fees and milestones from collaborations	$57,420	$96,979	$(39,559)
Grant revenue	440	658	(218)

Net operating revenues	$57,860	$97,637	$(39,777)

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

Research and development expenses for the year ended December 31, 2012 decreased by $46.1 million as compared to the year ended December 31, 2011. The lower research and development expenses for 2012 were principally attributable to decreases of:

•

$29.8 million in costs incurred related to our MDD agreement with AstraZeneca, to $2.2 million for 2012, from $32.0 million for 2011, as the development program conducted under the agreement wound down to completion;

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

•	$5.4 million in costs incurred for third-party research and development services in connection with nonclinical programs to $1.7 million for 2012, from $7.1 million for 2011; and

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

The costs that we incurred for the years ended December 31, 2012 and 2011 for third-party services in connection with research and development of clinical-stage product candidates are shown in the table below:

	Year ended December 31,
	2012	2011	Change
	(in thousands)
TC-5619	$12,662	$9,847	2,815
AZD3480	3,762	4,110	(348)
TC-6987	1,655	8,858	(7,203)
TC-5214 overactive bladder	1,440	—	1,440
TC-5214 major depressive disorder	2,175	32,046	(29,871)
TC-6499	—	96	(96)
AZD1446	—	—	—

General and Administrative Expenses

	Year ended December 31,
	2012	2011	Change
	(in thousands)
General and administrative expenses	$13,193	$12,167	$1,026

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

Reductions in Force

	Year ended December 31,
	2012	2011	Change
	(in thousands)
Reductions in force	$3,718	$—	$3,718

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

Our cash, cash equivalents and investments in marketable securities were $143.8 million as of December 31, 2013 and $184.9 million as of December 31, 2012. As of December 31, 2013, we had $53.2 million of cash in bank depository accounts and institutional money market funds at Branch Banking and Trust Company, PNC Bank and Wells Fargo & Company. Substantially all of our remaining cash, cash equivalents and investments were invested as of December 31, 2013 in corporate debt securities and municipal bonds rated at lease A quality or equivalent, U.S. Treasury notes and bonds, U.S. and state government agency-backed securities and a certificate of deposit.

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

In November 2013, we filed a Form S-3 with the Securities and Exchange Commission which became effective December 11, 2013. Pursuant to this Form S-3, we may sell shares of common stock having an aggregate offering price of up to $200.0 million. Under an At-the-Market Issuance Sales Agreement, or ATM, with MLV & Co., LLC, filed concurrently with the Form S-3, we may offer and sell shares of common stock having an aggregate offering price of up to $40.0 million.

Strategic Alliances and Collaborations

As of December 31, 2013, we had received $61.6 million in aggregate upfront fees and milestone payments under our ongoing collaboration agreement with AstraZeneca and an additional $26.5 million in collaboration research and development revenue for research services that we provided in the preclinical research collaboration conducted under the agreement. Most recently, in September and December 2011, under an amendment to the agreement, we received cumulative payments of $5.5 million in connection with events associated with our ongoing Phase 2b study of TC-1734 as a treatment for mild to moderate Alzheimer’s disease.

Since inception, we have received cumulative payments of $2.6 million upon achievement of milestone events under the agreement related to the development of AZD1446 and other product candidates arising under the preclinical research collaboration conducted under the agreement.

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

Loan Financing

In July 2010, we entered into a loan agreement with Branch Banking and Trust Company (the “Bank”) that provided aggregate borrowing capacity of $4.0 million available to us at any time on or prior to June 30, 2011 to fund the purchase of equipment, furnishings, software and other fixed assets. In September 2010, we borrowed $1.2 million under the loan facility at a fixed interest rate of 3.4% per annum. We were obligated only to pay interest on the September 2010 borrowing through the remainder of 2010, and it is repayable in equal monthly installments of $28,000 that began January 1, 2011 and continue through the maturity date of December 1, 2014. In June 2011, we borrowed $2.1 million under the loan facility at a fixed interest rate of 3.471% per annum. The June 2011 borrowing is repayable in equal monthly installments of $48,000 that began July 1, 2011 and continue through the maturity date of June 1, 2015. Pursuant to the loan agreement, we granted a first priority security interest in favor of the Bank in the assets acquired with the proceeds of the loan facility. As of December 31, 2013, the outstanding principal balance under the loan facility was $1.1 million and there is no additional borrowing capacity remaining available to us.

In March 2008, we entered into a loan agreement with the Bank that provided borrowing capacity of $5.3 million to fund the purchase of equipment, furnishings, software and other fixed assets and enabled the refinancing of a previous loan facility that we had with R.J. Reynolds Tobacco Holdings, Inc. We borrowed $4.8 million upon entering into the loan agreement and borrowed the remaining $489,000 in September 2008. Pursuant to the loan agreement, we granted a first priority security interest in favor of the Bank in the assets acquired with the proceeds of the loan facility. The March 2008 loan bore interest at a fixed rate of 5.231% per annum and was repayable in equal monthly installments of $112,000 beginning April 1, 2008 and continuing through the maturity date of March 1, 2012 when it was repaid in full. The September 2008 loan bore interest at a fixed rate of 6.131% per annum and was repayable in equal monthly installments of $11,000 beginning October 1, 2008 and continuing through the maturity date of September 1, 2012 when it was repaid in full. There is no additional borrowing capacity remaining available to us under the loan agreement.

Cash Flows

	Year ended December 31,
	2013	2012	Change
	(in thousands)
Net cash used in operating activities	$(40,612)	$(64,239)	$23,627
Net cash provided by investing activities	13,409	39,822	(26,413)
Net cash used in financing activities	(552)	(626)	74

Net decrease in cash and cash equivalents	$(27,755)	$(25,043)

	Year ended December 31,
	2012	2011	Change
	(in thousands)
Net cash used in operating activities	$(64,239)	$(83,718)	$19,479
Net cash provided by (used in) investing activities	39,822	(57,667)	97,489
Net cash (used in) provided by financing activities	(626)	82,814	(83,440)

Net decrease in cash and cash equivalents	$(25,043)	$(58,571)

Net cash used in operating activities for the year ended December 31, 2013 decreased by $23.6 million as compared to the year ended December 31, 2012. For 2013, net cash used in operating activities was primarily attributable to aggregate payments of $42.5 million for research and development and general and administrative charges. These cash payments were partially offset by $1.7 million of interest-related adjustments to reconcile net loss to cash used in operating activities. For 2012, net cash used in operating activities was primarily attributable to aggregate payments of $61.8 million for research and development and general and administrative charges, as well as $3.7 million in payments made as a result of two workforce reductions. These cash payments were partially offset by $2.1 million of interest income and related amounts. The decrease of $19.3 million in payments made for research and development and general and administrative charges for 2013 as compared to 2012 was principally the result of the wind-down of the development program in major depressive disorder during 2012, our plan to focus our resources on our more advanced programs, the closing of our laboratories and the completion of two workforce reductions during 2012.

Net cash used in operating activities for the year ended December 31, 2012 decreased by $19.5 million as compared to the year ended December 31, 2011. For 2011, net cash used in operating activities was primarily attributable to aggregate payments of $92.2 million for research and development and general and administrative charges, partially offset by $5.5 million received from AstraZeneca in 2011 in connection with events associated with our ongoing Phase 2b clinical trial of TC-1734 as a treatment for mild to moderate Alzheimer’s disease and $2.1 million of interest income and related amounts. The decrease of $30.4 million in payments made for third-party research and development services and personnel and infrastructure costs for 2012 as compared to 2011 was principally the result of the wind-down of the development program in major depressive disorder during 2012, our completion of two exploratory studies of TC-6987 during 2012, our plan to focus our resources on our more advanced programs, the closing of our laboratories and the completion of two workforce reductions during 2012.

Based on our current clinical program related commitments, we expect payments for operating activities for the year ending December 31, 2014 to decrease as compared to 2013, principally as a result of the completion in December 2013 of the clinical trial of TC-5619 as a treatment for schizophrenia.

Net cash provided by investing activities for the year ended December 31, 2013 decreased by $26.4 million as compared to the year ended December 31, 2012. Cash provided by or used in investing activities primarily reflects the portion of our cash that we allocate to, and the timing of purchases and maturities of, our investments in marketable securities. A transfer of funds from an investment in marketable securities to cash generates cash provided by investing activities, while a transfer of funds from cash or a cash equivalent to investments in marketable securities generates cash used in investing activities. Our net sales of investments in marketable securities for 2013 were $12.3 million as compared to $38.6 million for 2012. The net sales of investment in marketable securities for both periods occurred as funds were transferred to cash for working capital. Net cash provided by investing activities for the year ended December 31, 2012 was $39.8 million and net cash used in investing activities for the year ended December 31, 2011 was $57.7 million, a change of $97.5 million. Our net purchases of investments in marketable securities for 2011 were $56.2 million and occurred primarily as a result of our receipt of proceeds from our common stock offering in May and June 2011.

Net cash used in financing activities for the year ended December 31, 2013 decreased by $74,000 as compared to the year ended December 31, 2012. Net cash used in financing activities for the year ended

December 31, 2012 was $626,000 and net cash provided by financing activities for the year ended December 31, 2011 was $82.8 million, a change of $83.4 million. The difference for 2012 as compared to 2011 was primarily attributable to net proceeds of $80.8 million in May and June 2011 from our common stock offering.

Funding Requirements

As of December 31, 2013, we had an accumulated deficit of $280.6 million. We may require additional capital in future periods as our product candidates advance into later-stage development and as we progress our programs and invest in additional product development opportunities. Our future capital requirements are difficult to forecast and will depend on many factors, including:

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

•	the costs to satisfy our obligations under potential future alliances, collaborations or licensing or other comparable arrangements;

•	whether and to what extent we in-license, acquire or risk-share in developing product candidates from external sources, and the terms and scope of any related agreements;

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

To the extent our capital resources are insufficient to meet future capital requirements or to the extent the conditions for raising capital are favorable, we may seek to finance future cash needs through public or private equity or debt offerings or other financings (whether utilizing our currently effective Registration Statement on Form S-3 and our ATM, or otherwise). Our access in the future to additional equity or debt financing, on acceptable terms or at all, is uncertain. We may also seek to finance future cash needs through alliances, collaborations or licensing or other comparable arrangements. Strategic alliances, collaborations or licensing or other comparable arrangements may not be available on acceptable terms or at all. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate our development programs or obtain funds through arrangements with collaborators or others that may require us to relinquish rights to certain product candidates that we might otherwise seek to develop or commercialize independently. Additionally, any future equity funding may significantly dilute the ownership of our stockholders.

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

Contractual Obligations

The following table summarizes our fixed contractual obligations as of December 31, 2013:

	Payments Due by Period (in thousands)
Contractual Obligation	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Long-term debt obligations	$1,164	$879	$285	$—	$—
Operating lease obligations	819	492	327	—	—
Purchase obligations	18,655	18,508	147	—	—

	$20,638	$19,879	$759	$—	$—

The amounts of purchase obligations reflected in the above table include obligations to purchase drug substance or clinical trial materials, to compensate clinical investigators, clinical trial sites and contract research organizations contingent on the performance of services in connection with clinical trials and to compensate contract research organizations contingent on the performance of non-clinical research and development services. The amounts of purchase obligations also include contractual obligations for insurance and other general and administrative expenses. The amounts of long-term debt obligations for all periods reflected in the above table include principal and interest payments on loan facilities outstanding at December 31, 2013.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

The primary objectives of our investment activities are to preserve our capital and meet our liquidity needs to fund operations. We also seek to generate competitive rates of return from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of cash equivalents and investments in a variety of securities that are of high credit quality based on ratings from commonly relied upon rating agencies. As of December 31, 2013, we had cash, cash equivalents and investments in marketable securities of $143.8 million. Our cash, cash equivalents and investments in marketable securities may be subject to interest rate risk and could fall in value if market interest rates increase. However, because our cash is invested in accounts with market interest rates and because our cash equivalents and investments in marketable securities are traded in active markets, we believe that our exposure to interest rate risk is not significant and estimate that an immediate and uniform 10% increase in market interest rates from levels as of December 31, 2013 would not have a material impact on the total fair value of our portfolio.

We sometimes contract for the conduct of clinical trials or other research and development and manufacturing activities with contract research organizations, clinical trial sites and contract manufacturers in Europe or elsewhere outside of the United States. We may be subject to exposure to fluctuations in foreign currency exchange rates in connection with these agreements. If the average exchange rate between the currency of our payment obligations under any of these agreements and the U.S. dollar were to strengthen or weaken by 10% against the corresponding exchange rate as of December 31, 2013, we estimate that the impact on our financial position, results of operations and cash flows would not be material. We do not hedge our foreign currency exposures.

We have not used derivative financial instruments for speculation or trading purposes.

Item 8.	Financial Statements and Supplementary Data.

INDEX TO THE FINANCIAL STATEMENTS

TARGACEPT, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Targacept, Inc.

We have audited the accompanying balance sheets of Targacept, Inc. as of December 31, 2013 and 2012, and the related statements of comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Targacept, Inc. at December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Targacept, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated March 14, 2014 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

Raleigh, North Carolina

March 14, 2014

TARGACEPT, INC.

BALANCE SHEETS

(in thousands, except share and par value amounts)

	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$54,485	$82,240
Investments in marketable securities—short term	37,844	42,721
Current receivables	278	1,380
Prepaid expenses	999	1,402

Total current assets	93,606	127,743
Investments in marketable securities—long term	51,448	59,966
Property and equipment, net	682	1,639
Intangible assets	97	115
Other assets	40	116

Total assets	$145,873	$189,579

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,296	$2,056
Accrued expenses	8,830	6,085
Current portion of long-term debt	853	851
Current portion of deferred revenue	—	2,357

Total current liabilities	10,979	11,349
Long-term debt, net of current portion	283	1,136
Deferred revenue, net of current portion	—	1,179

Total liabilities	11,262	13,664
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value, 100,000,000 shares authorized; 33,718,179 and 33,615,081 shares issued and outstanding at December 31, 2013 and December 31 2012, respectively	34	34
Preferred stock, $0.001 par value, 5,000,000 shares authorized; 0 shares issued and outstanding at December 31, 2013 and 2012	—	—
Capital in excess of par value	415,123	409,608
Accumulated other comprehensive income	87	201
Accumulated deficit	(280,633)	(233,928)

Total stockholders’ equity	134,611	175,915

Total liabilities and stockholders’ equity	$145,873	$189,579

See accompanying notes.

TARGACEPT, INC.

STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands, except share and per share amounts)

	Year ended December 31,
	2013	2012	2011
Operating revenues:
License fees and milestones from collaborations	$3,536	$57,420	$96,979
Grant revenue	93	440	658

Net operating revenues	3,629	57,860	97,637
Operating expenses:
Research and development (including stock-based compensation of $2,497, $3,792 and $4,885 in 2013, 2012 and 2011, respectively)	38,840	49,087	95,215
General and administrative (including stock-based compensation of $2,719, $3,956 and $3,628 in 2013, 2012 and 2011, respectively)	12,005	13,193	12,167
Reductions in force (including stock-based compensation of $98 in 2012)	—	3,718	—

Total operating expenses	50,845	65,998	107,382

Loss from operations	(47,216)	(8,138)	(9,745)
Other income (expense):
Interest income	784	1,070	1,348
(Loss) gain on sale of property and equipment	(213)	55	—
Interest expense	(53)	(86)	(132)

Total other income (expense)	518	1,039	1,216

Loss before income taxes	(46,698)	(7,099)	(8,529)
Income tax (expense) benefit	(7)	101	—

Net loss	$(46,705)	$(6,998)	$(8,529)

Basic and diluted net loss per share	$(1.39)	$(0.21)	$(0.27)

Weighted average common shares outstanding—basic and diluted	33,640,323	33,476,316	31,637,283

Net loss	$(46,705)	$(6,998)	$(8,529)
Unrealized (loss) gain on available-for-sale securities, net	(114)	165	(189)

Comprehensive loss	$(46,819)	$(6,833)	$(8,718)

See accompanying notes.

TARGACEPT, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

			Capital in Excess of Par Value	Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Common Stock
	Shares	Amount
Balances at January 1, 2011	28,870,691	$29	$309,994	$225	$(218,401)	$91,847
Issuance of common stock related to exercise of stock options	305,395	—	1,802	—	—	1,802
Stock-based compensation	—	—	8,513	—	—	8,513
Net proceeds from public				—	—
stock offering	4,207,317	4	80,840			80,844
Net change in unrealized holding gain on available-for-sale marketable securities	—	—	—	(189)	—	(189)
Net loss	—	—	—	—	(8,529)	(8,529)

Comprehensive loss	—	—	—	—	—	(8,718)

Balances at December 31, 2011	33,383,403	33	401,149	36	(226,930)	174,288
Issuance of common stock related to exercise of stock options	231,678	1	613	—	—	614
Stock-based compensation	—	—	7,846	—	—	7,846
Net change in unrealized holding gain on available-for-sale marketable securities, net of taxes	—	—	—	165	—	165
Net loss	—	—	—	—	(6,998)	(6,998)

Comprehensive loss	—	—	—	—	—	(6,833)

Balances at December 31, 2012	33,615,081	34	409,608	201	(233,928)	175,915
Issuance of common stock related to exercise of stock options	103,098	—	299	—	—	299
Stock-based compensation	—	—	5,216	—	—	5,216
Net change in unrealized holding gain on available-for-sale marketable securities, net of taxes	—	—	—	(114)	—	(114)
Net loss	—	—	—	—	(46,705)	(46,705)

Comprehensive loss	—	—	—	—	—	(46,819)

Balances at December 31, 2013	33,718,179	$34	$415,123	$87	$(280,633)	$134,611

See accompanying notes.

TARGACEPT, INC.

STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2013	2012	2011
Operating activities
Net loss	$(46,705)	$(6,998)	$(8,529)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Recognition of deferred revenue	(3,536)	(57,860)	(97,439)
Amortization of premium on marketable securities, net	908	937	911
Depreciation and amortization	547	2,212	2,480
Stock-based compensation expense	5,216	7,846	8,513
Loss (gain) on disposal of property and equipment	213	(55)	—
Income tax expense (benefit) from other comprehensive income	7	(101)	—
Changes in operating assets and liabilities:
Current receivable	226	(1,162)	620
Other assets	527	2,017	(443)
Accounts payable, license fees payable and accrued expenses	1,985	(11,515)	4,419
Deferred license fee revenue	—	440	5,750

Net cash used in operating activities	(40,612)	(64,239)	(83,718)

Investing activities
Purchase of investments in marketable securities	(57,551)	(120,972)	(156,253)
Proceeds from sale of investments in marketable securities	69,882	159,538	100,012
Purchase of property and equipment	(92)	(333)	(1,431)
Proceeds from sale of property and equipment	1,170	1,589	5

Net cash provided by (used in) investing activities	13,409	39,822	(57,667)

Financing activities
Proceeds from issuance of long-term debt	—	—	2,132
Principal payments on long-term debt	(851)	(1,240)	(1,964)
Proceeds from issuance of common stock, net	299	614	82,646

Net cash (used in) provided by financing activities	(552)	(626)	82,814

Net decrease in cash and cash equivalents	(27,755)	(25,043)	(58,571)
Cash and cash equivalents at beginning of year	82,240	107,283	165,854

Cash and cash equivalents at end of year	$54,485	$82,240	$107,283

See accompanying notes.

TARGACEPT, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2013

1. The Company and Nature of Operations

Targacept, Inc., or the Company, is a Delaware corporation formed on March 7, 1997. The Company is a biopharmaceutical company engaged in the development of novel NNR Therapeutics™ to treat patients suffering from serious nervous system and gastrointestinal/genitourinary diseases and disorders. The Company’s NNR Therapeutics selectively target neuronal nicotinic receptors, which it refers to as NNRs. Its facilities are located in Winston-Salem, North Carolina.

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

The Company determines the appropriate classification of marketable securities at the time of purchase and reevaluates its classification as of each balance sheet date. All marketable securities owned during 2013 and 2012 were classified as available-for-sale. The cost of securities sold is based on the specific identification method. Investments in marketable securities are recorded as of each balance sheet date at fair value, with unrealized gains and, to the extent deemed temporary, unrealized losses included in stockholders’ equity. Interest and dividend income on investments in marketable securities, accretion of discounts and amortization of premiums and realized gains and losses are included in interest income in the statement of comprehensive income (loss).

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

TARGACEPT, INC.

NOTES TO FINANCIAL STATEMENTS (continued)

DECEMBER 31, 2013

2. Summary of Significant Accounting Policies (continued)

Receivables

The Company’s current receivables at December 31, 2013 and 2012 are related to the Company’s collaboration agreement with AstraZeneca AB and the sale of equipment as a result of the Company closing its laboratory operations. During 2013, 2012, and 2011, the Company recognized revenue of $3,536,000, $57,420,000, and $96,979,000, respectively, or 97%, 99% and 99% of net operating revenues, respectively, from the collaboration and alliance agreements discussed in Note 12. During 2013 and 2012, the Company sold equipment with a book value of $519,000 and $1,534,000, respectively, of which $183,000 and $1,046,000 was receivable at December 31, 2013 and 2012, respectively.

Long-lived Assets

Property and equipment consists primarily of laboratory equipment, office furniture and fixtures and, prior to December 31, 2013, leasehold improvements and is recorded at historical cost, net of accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Equipment is typically depreciated over 3 to 5 years, office furniture and fixtures are typically depreciated over 7 years, and leasehold improvements are typically amortized over the lesser of the asset life or the lease term.

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

Research and Development Expense

Research and development costs are expensed as incurred and include direct costs incurred to third parties related to research or development of the Company’s product candidates, salaries of, and stock-based compensation for, personnel involved in research and development activities, contractor fees, administrative expenses and allocations of research and development-related overhead costs. Administrative expenses and research and development-related overhead costs included in research and development expense consist of allocations of facility and equipment lease charges, depreciation and amortization of assets, and insurance, legal and supply costs that are directly related to research and development activities. The Company directly reduces research and development expenses for amounts reimbursed pursuant to the cost-sharing agreements described in Note 12.

TARGACEPT, INC.

NOTES TO FINANCIAL STATEMENTS (continued)

DECEMBER 31, 2013

2. Summary of Significant Accounting Policies (continued)

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

Credit Risk

Financial instruments that potentially subject the Company to credit risk consist principally of cash, investments in marketable securities and receivables from collaborations. The Company has established guidelines for investment of its cash that are designed to emphasize safety, liquidity and preservation of capital. The Company places its cash and cash equivalents with prominent financial institutions. At December 31, 2013 and 2012, the Company had deposits in excess of federally insured limits of $57,485,000 and $87,081,000, respectively.

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

TARGACEPT, INC.

NOTES TO FINANCIAL STATEMENTS (continued)

DECEMBER 31, 2013

2. Summary of Significant Accounting Policies (continued)

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

TARGACEPT, INC.

NOTES TO FINANCIAL STATEMENTS (continued)

DECEMBER 31, 2013

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

The calculations of Basic EPS and Diluted EPS are set forth in the table below (in thousands, except share and per share amounts):

	Year Ended December 31,
	2013	2012	2011
Basic and diluted:
Net loss	$(46,705)	$(6,998)	$(8,529)

Weighted average common shares—basic and diluted	33,640,323	33,476,316	31,637,283

Basic and diluted EPS	$(1.39)	$(0.21)	$(0.27)

Common share equivalents consist of the incremental common shares that would be outstanding upon the exercise of stock options, calculated using the treasury stock method. For each of the years ended December 31, 2013, 2012 and 2011, the Company excluded all common share equivalents from the calculation of Diluted EPS because the Company had a net loss. As a result, Diluted EPS is identical to Basic EPS for those years. If the Company had been in a net income position for the years ended December 31, 2013, 2012 and 2011, 4,364,064, 4,250,964 and 3,597,530 shares, respectively, subject to outstanding stock options may have been included in the calculation of common share equivalents using the treasury stock method.

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

Stock-Based Compensation

The Company has two stock-based incentive plans, the 2000 Equity Incentive Plan of Targacept, Inc., as amended and restated through March 15, 2006, or the 2000 Plan, and the Targacept, Inc. 2006 Stock Incentive Plan, as amended and restated through March 9, 2011 and further amended on December 7, 2012, March 13, 2013 and April 10, 2013, or the 2006 Plan. The 2000 Plan and the 2006 Plan, or the Plans, are described more fully in Note 9.

TARGACEPT, INC.

NOTES TO FINANCIAL STATEMENTS (continued)

DECEMBER 31, 2013

2. Summary of Significant Accounting Policies (continued)

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

DECEMBER 31, 2013

2. Summary of Significant Accounting Policies (continued)

The following tables present the Company’s investments in marketable securities (including, if applicable, those classified on the Company’s balance sheet as cash equivalents) that are measured at fair value on a recurring basis as of December 31, 2013 and 2012, respectively:

December 31, 2013	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
U.S. Treasury and U.S. or state government agency-backed securities	$37,029	$—	$—
Corporate debt securities	—	43,347	—
Municipal bonds	—	3,509	—
Certificates of deposit	5,000	—	—
Accrued interest	407	—	—

Total cash equivalents and marketable securities	$42,436	$46,856	$—

December 31, 2012	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
U.S. Treasury and U.S. or state government agency-backed securities	$46,371	$—	$—
Corporate debt securities	—	47,173	—
Municipal bonds	—	2,700	—
Certificates of deposit	10,000	—	—
Accrued interest	443	—	—

Total cash equivalents and marketable securities	$56,814	$49,873	$—

Corporate debt securities and municipal bonds are valued based on various observable inputs such as benchmark yields, reported trades, broker/dealer quotes, benchmark securities and bids.

Accumulated Other Comprehensive Income or Loss

Accumulated other comprehensive income or loss, as presented in stockholders’ equity on the Company’s balance sheet, reflects the cumulative net unrealized gains or losses on available-for-sale securities for all periods. The table below reflects changes in accumulated other comprehensive income for the year ended December 31, 2013, in thousands.

Accumulated other comprehensive income, January 1, 2013	$201
Unrealized loss on available-for-sale securities, net	(34)
Net realized gains on available-for sale securities reclassified out of other comprehensive income	(87)
Income taxes	7

Accumulated other comprehensive income, December 31, 2013	$87

TARGACEPT, INC.

NOTES TO FINANCIAL STATEMENTS (continued)

DECEMBER 31, 2013

3. Investments in Marketable Securities

The following is a reconciliation of amortized cost to fair value of available-for-sale marketable securities (including those classified on the Company’s balance sheet as cash equivalents) held at December 31, 2013 and 2012:

December 31, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Security type
Cash Equivalents
Corporate debt securities	$—	$—	$—	$—
Marketable Securities—Short term
U.S. Treasury and U.S. or state government agency-backed securities	16,352	39	—	16,391
Corporate debt securities	14,307	35	—	14,342
Municipal Bonds	1,910	3	—	1,913
Certificates of deposit	5,000	—	—	5,000
Accrued interest	198	—	—	198
Marketable Securities—Long term
U.S. Treasury and U.S. or state government agency-backed securities	20,628	14	(4)	20,638
Corporate debt securities—long term	28,909	101	(5)	29,005
Municipal Bonds	1,598	4	(6)	1,596
Accrued interest	209	—	—	209

Total available-for-sale marketable securities	$89,111	$196	$(15)	$89,292

December 31, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Security type
Cash Equivalents
Corporate debt securities	$4,000	$—	$—	$4,000
Marketable Securities—Short term
U.S. Treasury and U.S. or state government agency-backed securities	25,412	27	—	25,439
Corporate debt securities	7,193	16	—	7,209
Certificates of deposit	10,000	—	—	10,000
Accrued interest	73	—	—	73
Marketable Securities—Long term
U.S. Treasury and U.S. or state government agency-backed securities	20,846	86	—	20,932
Corporate debt securities—long term	35,802	177	(15)	35,964
Municipal Bonds	2,689	11	—	2,700
Accrued interest	370	—	—	370

Total available-for-sale marketable securities	$106,385	$317	$(15)	$106,687

TARGACEPT, INC.

NOTES TO FINANCIAL STATEMENTS (continued)

DECEMBER 31, 2013

3. Investments in Marketable Securities (continued)

As of December 31, 2013, the Company held investments in marketable securities with unrealized gains of $196,000 and unrealized losses of $15,000. For the investments in an unrealized loss position, the duration of the loss was less than 12 months, and the investments are not considered to be other-than-temporarily impaired.

As of December 31, 2013, the Company’s investments in marketable securities reach maturity between January 23, 2014 and December 12, 2016, with a weighted average maturity date of approximately January 29, 2015.

4. Property and Equipment

As of the respective dates shown, property and equipment consisted of the following:

	December 31,
	2013	2012
	(in thousands)
Equipment	$165	$2,628
Office furniture and fixtures	2,373	2,880
Leasehold improvements	22	—

	2,560	5,508
Less: accumulated depreciation	(1,878)	(3,869)

Property and equipment, net	$682	$1,639

The Company recorded $505,000, $2,195,000, and $2,463,000 of depreciation expense for the years ended December 31, 2013, 2012 and 2011, respectively. During the year ended December 31, 2012, the Company closed its laboratory operations and completed two reductions in force (see Note 13). In connection with the reductions in force, the Company sold laboratory equipment and office furniture and fixtures with a book value of $519,000 and $1,534,000 for the year ended December 31, 2013 and 2012, respectively, which resulted in a cumulative loss of $213,000 and a cumulative gain of $55,000 for the year ended December 31, 2013 and 2012, respectively.

5. Intangible Assets

As of the respective dates shown, intangible assets consisted of the following:

	December 31,
	2013	2012
	(in thousands)
Patents	$296	$296
Less: accumulated amortization	(199)	(181)

Total	$97	$115

Intangible assets consist of licensed patent rights assigned to the Company by Layton Bioscience, Inc. in 2002, which had an original value to the Company of $296,000.

TARGACEPT, INC.

NOTES TO FINANCIAL STATEMENTS (continued)

DECEMBER 31, 2013

5. Intangible Assets (continued)

The Company’s prospective amortization of its intangible assets is $17,000 per year to research and development expense on a straight-line basis over the remaining useful life of the patents, a period of 17 years from the date of acquisition.

6. Accrued Expenses

As of the respective dates shown, accrued expenses consisted of the following:

	December 31,
	2013	2012
	(in thousands)
Clinical trial and nonclinical study costs	$7,578	$5,232
Employee compensation	1,200	797
Other	52	56

Total	$8,830	$6,085

7. Long-term Debt

In July 2010, the Company entered into a loan agreement with a bank that provides aggregate borrowing capacity of $4,000,000 to be provided in up to three individual term loans on or prior to June 30, 2011 to fund the purchase of equipment, furnishings, software and other fixed assets. The Company borrowed $1,228,000 under the loan agreement in September 2010 and borrowed an additional $2,132,000 in June 2011. The Company’s September 2010 borrowing bears interest at a fixed rate of 3.40% per annum and is repayable in equal monthly installments of $28,000 beginning January 1, 2011 through the maturity date of December 1, 2014. The Company’s June 2011 borrowing bears interest at a fixed rate of 3.471% per annum and is repayable in equal monthly installments of $48,000 beginning July 1, 2011 through the maturity date of June 1, 2015. Pursuant to the loan agreement, the Company granted a first priority security interest in favor of the bank in assets acquired with the proceeds of the loan.

In March 2008, the Company entered into a loan agreement with a bank that provided borrowing capacity of $5,300,000 to fund the purchase of equipment, furnishings, software and other fixed assets and enable the refinancing of an existing loan facility with another lender. The Company borrowed $4,811,000 upon entering into the loan agreement and borrowed the remaining $489,000 in September 2008. The Company’s March 2008 borrowing bore interest at a fixed rate of 5.231% per annum and was repayable in equal monthly installments of $112,000 beginning April 1, 2008 through the maturity date of March 1, 2012. The March 2008 borrowing was paid and satisfied in full on March 1, 2012. The Company used $1,679,000 of the proceeds from the March 2008 borrowing to pay and satisfy in full the principal and interest outstanding on two tranches of the existing loan facility with another lender. The Company’s September 2008 borrowing bore interest at a fixed rate of 6.131% per annum and was repayable in equal monthly installments of $11,000 beginning October 1, 2008 through the maturity date of September 1, 2012. The September 2008 borrowing was paid and satisfied in full on August 31, 2012.

TARGACEPT, INC.

NOTES TO FINANCIAL STATEMENTS (continued)

DECEMBER 31, 2013

7. Long-term Debt (continued)

The Company paid $56,000, $91,000 and $134,000 in interest under notes payable during the years ended December 31, 2013, 2012 and 2011, respectively. Future scheduled maturities of long-term debt were as follows at December 31, 2013 (in thousands):

2014	$853
2015	283
2016 and thereafter	—

$1,136

8. Income Taxes

For the year ended December 31, 2012, the Company recognized $101,000 of income tax benefit as a result of the application of intraperiod tax allocation provisions of ASC 740, under which the Company is required to consider all items (including items recorded in other comprehensive income) in determining the amount of tax benefit that should be allocated to net loss. The non-cash income tax benefit was offset in full by income tax expense recorded in other comprehensive income. For the year ended December 31, 2013, the Company recorded $7,000 income tax expense, and a corresponding $7,000 income tax benefit in other comprehensive income, as the available-for-sale securities began to be sold. For the year ended December 31, 2011, the Company did not recognize any income tax expense or benefit. For the years shown, components of the Company’s income tax expense (benefit) were as follows:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Current:
Federal	$—	$—	$—
State	—	—	—

Net current income tax (benefit) expense	—	—	—

Deferred:
Federal	(18,076)	(1,128)	(6,147)
State	1,010	(718)	(1,095)
Valuation allowance	17,073	1,745	7,242

Net deferred income tax expense (benefit)	7	(101)	—

Net income tax expense (benefit)	$7	$(101)	$—

TARGACEPT, INC.

NOTES TO FINANCIAL STATEMENTS (continued)

DECEMBER 31, 2013

8. Income Taxes (continued)

The following is a reconciliation from the federal income tax rate to the Company’s effective tax rate.

	Year Ended December 31,
	2013	2012	2011
Expected federal income tax benefit/expense at statutory rate	35%	35%	35%
Increase (decrease) resulting from:
Research and development credits	4	—	19
Stock-based compensation	(1)	(15)	(13)
State income tax expense, net of federal benefit	4	2	3
Change in state rates	(6)	—	—
Change in unrecognized tax benefit reserves	—	—	—
Change in valuation allowance	(37)	(25)	(85)
Other	—	4	41

	(1)%	1%	—%

At December 31, 2013, 2012 and 2011, the Company had net operating loss carryforwards for federal income tax purposes of $233,170,000, $187,752,000, and $135,860,000, respectively, and for state income tax purposes of $219,792,000, $176,296,000 and $134,470,000, respectively. At December 31, 2013, 2012 and 2011, the Company had research and development income tax credit carryforwards for federal income tax purposes of $12,773,000, $10,762,000 and $10,778,000, respectively. The Company had research and development income tax credit carryforwards for state income tax purposes of $587,000 at December 31, 2013, 2012 and 2011. The federal net operating loss carryforwards begin to expire in 2024. The state net operating loss carryforwards begin to expire in 2019. The federal and state research and development tax credits begin to expire in 2021.

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company’s net deferred tax assets relate principally to its research and development tax credits and net operating loss carryforwards. A valuation allowance has been recognized to offset the deferred tax assets. If and when recognized, the tax benefit for those items will be reflected in the period in which the benefit is recorded as a reduction of income tax expense. However, in the event the Company has excess tax deductions related to the exercise of stock options, the tax benefit will be reflected as an increase to capital in excess of par value. The utilization of the loss carryforwards to reduce future income taxes will depend on the Company’s ability to generate sufficient taxable income prior to the expiration of the net operating loss carryforwards. The valuation allowance increased by $17,110,000, $1,745,000, and $7,242,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

TARGACEPT, INC.

NOTES TO FINANCIAL STATEMENTS (continued)

DECEMBER 31, 2013

8. Income Taxes (continued)

As of the respective dates shown, significant components of the Company’s deferred tax assets (liabilities) were as follows:

	December 31,
	2013	2012
	(in thousands)
Deferred tax assets:
Net operating loss carryforward	$81,183	$65,935
Research and development tax credit	12,044	10,033
Stock-based compensation	6,498	5,260
Patents	1,641	1,798
Collaboration revenue	—	1,341
Other	36	94

Total gross deferred tax assets	101,402	84,461
Valuation allowance	(101,211)	(84,101)

Net deferred tax asset	191	360
Deferred tax liabilities
Equipment and other	(191)	(360)

Net deferred tax asset	$—	$—

As of December 31, 2013, the Company had cumulative tax deductions from exercises of stock options in excess of expense recorded for the stock options under GAAP. The $7,551,000 benefit of these excess tax deductions had not begun to be realized as of December 31, 2013 because the Company incurred operating losses in the years the respective stock options were exercised and has incurred cumulative net operating losses since inception. Accordingly, the tax benefit will not be recognized as an increase to capital in excess of par value unless and until the excess deductions reduce income taxes payable.

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

A reconciliation of beginning and ending unrecognized tax benefits is as follows (in thousands).

Balance at January 1, 2011	$1,474
Additions (decreases) based on tax positions related to current and prior years	—

Balance at December 31, 2011	1,474
Additions (decreases) based on tax positions related to current and prior years	—

Balance at December 31, 2012	1,474
Additions (decreases) based on tax positions related to current and prior years	2

Balance at December 31, 2013	$1,476

None of the unrecognized tax benefits would, if recognized, affect the effective tax rate because the Company has recorded a valuation allowance to fully offset federal and state deferred tax assets. The Company

TARGACEPT, INC.

NOTES TO FINANCIAL STATEMENTS (continued)

DECEMBER 31, 2013

8. Income Taxes (continued)

has no tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease during 2014. No interest or penalties with respect to unrecognized tax positions are recognized in the statement of comprehensive income (loss) for any of the years ended December 31, 2013, 2012 or 2011.

Because the Company has incurred cumulative net operating losses since inception, all tax years remain open to examination by U.S. federal, North Carolina and Massachusetts tax authorities. The Company’s 2010 federal income tax return is currently under examination.

9. Stock-Based Incentive Plans

The 2000 Plan became effective in August 2000. The 2006 Plan became effective in April 2006 and is the successor equity incentive program to the 2000 Plan. All shares previously reserved under the 2000 Plan and not subject to outstanding awards under the 2000 Plan are now reserved for grant under the 2006 Plan. As of December 31, 2013, the number of shares authorized for issuance under the Plans was 7,821,554, of which 3,281,926 shares remained available for grant.

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

Under ASC 718, the Company recognizes the grant date fair value of stock options issued to employees and non-employee directors over the requisite service periods, which are typically the vesting periods. The Company uses the Black-Scholes-Merton formula to estimate the fair value of its stock-based payments. The volatility assumption used in the Black-Scholes-Merton formula is primarily based on the Company’s implied volatility, the calculated historical volatility of twelve to sixteen benchmark companies in the Company’s industry that have been identified as comparable public entities, the Company’s historical volatility and the implied volatility of the same benchmark companies. The expected term for stock options granted during 2013, 2012 and 2011 is based on historical analysis. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

TARGACEPT, INC.

NOTES TO FINANCIAL STATEMENTS (continued)

DECEMBER 31, 2013

9. Stock-Based Incentive Plans (continued)

The following table illustrates the weighted average assumptions for the Black-Scholes-Merton model used in determining the fair value of stock options granted as of the respective dates shown:

	Year ended December 31,
	2013	2012	2011
Dividend yield	—	—	—
Risk-free interest rate	1.1%	1.0%	2.5%
Volatility	82%	69%	67%
Expected term	5.73 years	6.16 years	6.00 years

During 2013 and 2012, the Company partially accelerated the vesting of, and/or extended the permitted period for exercise for, some outstanding stock options held by several employees who departed the Company. These modifications resulted in incremental compensation cost recorded by the Company for the year ended December 31, 2013 and 2012 of $573,000 and $1,397,000.

A summary of option activity and changes during the year ended December 31, 2013 appears below.

	Shares Subject to Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)
Outstanding at January 1, 2013	4,369,804	$10.84
Granted	926,650	4.95
Forfeited	(653,728)	10.12
Exercised	(103,098)	2.89

Outstanding at December 31, 2013	4,539,628	$9.93	5.48	$372,288

Vested and exercisable at December 31, 2013	3,181,974	$11.54	4.05 years	$372,288

The weighted average grant date fair value of options granted during the years ended December 31, 2013, 2012, and 2011 was $3.38, $2.98 and $15.87, respectively. The total intrinsic value of options exercised during the years ended December 31, 2013, 2012, and 2011 was $200,000, $472,000, and $6,082,000, respectively. During 2013, 176,102 shares subject to options expired upon reaching the 10-year contractual term, and are included in the “Forfeited” amount in the table above.

A summary of the status of non-vested stock options outstanding as of December 31, 2013 and changes during the year ended December 31, 2013 appears below.

	Shares Subject to Options	Weighted Average Grant-Date Fair Value Per Share
Non-vested at January 1, 2013	1,567,570	$5.84
Granted	926,650	3.38
Vested	(803,484)	6.45
Forfeited	(333,082)	4.92

Non-vested at December 31, 2013	1,357,654	$4.04

TARGACEPT, INC.

NOTES TO FINANCIAL STATEMENTS (continued)

DECEMBER 31, 2013

9. Stock-Based Incentive Plans (continued)

As of December 31, 2013, there was $5,491,000 of total unrecognized compensation expense related to non-vested stock-based compensation arrangements, before considering forfeitures. That cost is expected to be recorded over a weighted average period of 2.83 years. The total fair value of shares subject to stock-based compensation arrangements that vested during the years ended December 31, 2013, 2012, and 2011 was $5,140,000, $7,836,000 and $8,481,000, respectively.

The Company had 4,539,337 and 4,369,804 shares of common stock reserved for future issuance upon the exercise of outstanding stock options at December 31, 2013 and 2012, respectively.

On January 23, 2014, the Company granted 834,618 stock options to employees. The stock options will vest over 16 quarters, beginning March 31, 2014.

10. Commitments and Contingencies

Leases

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

The Company has entered into various other lease agreements, primarily for storage space and equipment. The Company’s previous office lease expired on December 31, 2012. Rent expense incurred by the Company under the office leases and other operating leases was $582,000, $2,819,000 and $2,575,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

The following table illustrates expected future lease payments under all operating leases (in thousands):

2014	$492
2015	327
2016
2017 and thereafter	—

$819

Employment Arrangements

The Company has entered into employment agreements with some of its executive officers. Under the agreements, if the Company terminates the employment of the executive officer other than for just cause or if the executive officer terminates employment for good reason, in each case as that term is defined in the agreement, the executive officer is entitled, among other things, to receive severance equal to current base salary for from up to nine to 18 months following termination, depending on the executive and the circumstances of termination. The executive officer would also be entitled to continuation of the health and life insurance benefits coverage provided as of the date of termination for the period during which he receives severance.

TARGACEPT, INC.

NOTES TO FINANCIAL STATEMENTS (continued)

DECEMBER 31, 2013

11. Retirement Savings Plan

The Company has a 401(k) retirement plan in which all of its employees are eligible to participate. The Company contributed $275,000, $454,000, and $535,000 to the plan for the years ended December 31, 2013, 2012 and 2011, respectively. The Company matched employee contributions to the plan, on a per employee basis, up to 4% of each employee’s wages, subject to statutory limits, for the years ended December 31, 2013, 2012 and 2011.

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

AstraZeneca paid the Company an initial fee of $10,000,000 in February 2006. Based on the agreement terms, the Company allocated $5,000,000 of the initial fee to a nonclinical research collaboration that the Company conducted with AstraZeneca under the agreement, which the Company recognized as revenue on a straight-line basis over the four-year term of the research collaboration. The Company deferred recognition of the remaining $5,000,000 of the initial fee, which was allocated to grants of licenses to develop and commercialize the Company’s product candidate TC-1734 (formerly known as AZD3480), until December 2006, when AstraZeneca made a determination to proceed with further development of TC-1734. As a result, in the first quarter of 2007, the Company began recognizing the $5,000,000 of the initial fee that it had previously deferred as revenue on a straight-line basis over the estimated development period for TC-1734. In September 2010, the Company and AstraZeneca amended the agreement to enable the Company to conduct a clinical trial of TC-1734 in mild to moderate Alzheimer’s disease and to provide for respective roles and responsibilities and associated financial terms for such a study. Under the 2010 amendment, the Company received from AstraZeneca $500,000 in October 2010, $2,000,000 in September 2011 and $3,500,000 in December 2011.

In March 2013, AstraZeneca exercised its right to terminate TC-1734 from the collaboration. At that time, the Company was recognizing both the portion of the $5,000,000 of the initial fee attributable to TC-1734 license grants not yet recognized and the payments received under the 2010 amendment into revenue on a straight-line basis over the period of the Company’s substantive performance obligations under the agreement, as amended. As a result of AstraZeneca’s exercise of its termination right for TC-1734, the Company recognized into revenue during the first quarter of 2013 all of the initial fee and payments received under the 2010 amendment that had not yet been recognized as of the date of AstraZeneca’s action, totaling $3,142,000. The Company recognized an aggregate of $3,536,000, $2,946,000, and $1,192,000 of the initial fee and the payments received under the 2010 amendment into revenue during the years ended December 31, 2013, 2012, and 2011, respectively.

The Company is eligible to receive additional payments from AstraZeneca if specified milestone events under the agreement are achieved for the Company’s product candidate AZD1446 (TC-6683). The amounts of the contingent milestone payments vary depending on the applicable indication pursued and range from an additional $7,000,000 to $14,000,000 if development milestone events are achieved, an additional $8,000,000 to $10,000,000 if a regulatory milestone event is achieved, up to an additional $12,000,000 to $49,000,000 if first

TARGACEPT, INC.

NOTES TO FINANCIAL STATEMENTS (continued)

DECEMBER 31, 2013

12. Strategic Alliance and Collaboration Agreements (continued)

commercial sale milestone events are achieved and, in specified circumstances, up to an additional $30,000,000 if sales-related milestone events are achieved. If regulatory approval is achieved for AZD1446 for any indication, the Company is also eligible to receive stepped royalties on any sales of AZD1446. If AZD1446 is subsequently developed under the agreement for other indications, the Company would also be eligible to receive contingent milestone payments of up to $35,000,000 for each successive indication, if development, regulatory and first detail milestone events are achieved.

Based solely on projected activities and timelines, the Company expects that the earliest a contingent milestone payment could conceivably be earned under the agreement with respect to AZD1446 is in the second half of 2014, in the amount of $2,000,000, if a development milestone event is achieved. The likelihood that the Company will earn that milestone amount or achieve any particular milestone event with respect to AZD1446 in 2014 or in any future period is uncertain, and the Company may not earn any milestone amount or achieve any milestone event with respect to AZD1446 in 2014 or ever. The Company considers that each of the potential milestone events under the agreement with respect to AZD1446 would be substantive because the applicable criteria of its revenue recognition policy (see Note 2) would be satisfied.

AstraZeneca has paid the Company an aggregate of $88,120,000 under the agreement since its inception, including the initial fee and payments upon the achievement of milestone events, to maintain option rights and for research services rendered in the completed preclinical research collaboration. As of December 31, 2013, this entire amount had been fully recognized into revenue.

Prior Collaboration Agreement

In December 2009, the Company entered into a collaboration and license agreement with AstraZeneca AB for the global development and commercialization of TC-5214 as a treatment for major depressive disorder. Under the agreement, AstraZeneca made an upfront payment to the Company of $200,000,000. The Company recorded the upfront payment made by AstraZeneca as deferred revenue and began recognizing the payment as revenue on a straight-line basis over the estimated period of the Company’s substantive performance obligations under the agreement, or approximately 33 months after the agreement date. The Company recognized $54,473,000 of the upfront payment as revenue for the year ended December 31, 2012 and $72,565,000 for each of the years ended December 31, 2011 and 2010. Under the terms of an existing license agreement, the Company paid $16,000,000 to University of South Florida Research Foundation, in February 2011 based on the Company’s receipt of the upfront payment from AstraZeneca.

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

The Company’s portion of the costs of the TC-5214 development program was $2,175,000 and $32,046,000 for the years ended December 31, 2012 and 2011, respectively. AstraZeneca’s allocable portion of the program costs paid by the Company was $127,000 and $336,000 for the years ended December 31, 2012 and 2011, respectively. AstraZeneca’s allocable portion of the program costs paid by the Company is reflected in the Company’s financial statements as a reduction to research and development expense.

TARGACEPT, INC.

NOTES TO FINANCIAL STATEMENTS (continued)

DECEMBER 31, 2013

12. Strategic Alliance and Collaboration Agreements (continued)

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

TARGACEPT, INC.

NOTES TO FINANCIAL STATEMENTS (continued)

DECEMBER 31, 2013

13. Reductions In Force

On April 25, 2012, the Company announced a reduction in force as part of a plan to focus its resources on its more advanced programs. The restructuring was completed in the second quarter of 2012. The Company recorded $2,312,000 in severance and other charges related to the reduction in force in the year ended December 31, 2012. Upon the completion of the restructuring, the Company’s workforce was reduced by 65 employees, or approximately 46%.

On October 8, 2012, the Company announced a further reduction in force and the closing of its laboratory operations. Both of these actions were completed in the fourth quarter of 2012. The Company recorded $1,406,000 in severance and other charges related to the reduction in force in the year ended December 31, 2012. Upon the completion of the restructuring, the Company’s workforce was further reduced by 27 employees, or approximately 38%.

14. Selected Quarterly Financial Data (unaudited)

	2013 Quarter
	First	Second	Third	Fourth
	(in thousands, except share and per share amounts)
Net operating revenues	$3,536	$—	$—	$93
Loss from operations	(8,274)	(12,488)	(13,146)	(13,308)
Net loss	(8,066)	(12,371)	(12,902)	(13,366)
Basic net loss per share(1)	$(0.24)	$(0.37)	$(0.38)	$(0.40)
Weighted average common shares outstanding—basic and diluted(2)	33,616,342	33,626,980	33,644,256	33,673,047

	2012 Quarter
	First	Second	Third	Fourth
	(in thousands, except share and per share amounts)
Net operating revenues	$22,857	$33,645	$768	$590
Income (loss) from operations	1,986	14,234	(8,098)	(16,260)
Net income (loss)	2,259	14,492	(7,879)	(15,870)
Basic net income (loss) per share(1)	$0.07	$0.43	$(0.24)	$(0.47)
Diluted net income (loss) per share(1)	$0.07	$0.43	$(0.24)	$(0.47)
Weighted average common shares outstanding—basic	33,390,286	33,409,341	33,494,106	33,609,867
Weighted average common shares outstanding—diluted(2)	33,822,010	33,638,629	33,494,106	33,609,867

(1)	Per common share amounts for the quarters and full years have been calculated separately. Accordingly, the sum of quarterly amounts may not equal the annual amount because of differences in the weighted average common shares outstanding during each period, principally due to the effect of share issuances by the Company during the year.

(2)	Diluted weighted average common shares outstanding are identical to basic weighted average common shares outstanding and Diluted EPS is identical to Basic EPS for the each quarter of 2013 and for the third and fourth quarters of 2012 because common share equivalents are excluded from the calculations of diluted weighted average common shares outstanding for those quarters, as their effect is antidilutive.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may lessen. Our management, including our chief executive officer and chief financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2013 using the criteria established in a report entitled “Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission” (1992 framework) and in accordance with the interpretive guidance issued by the SEC in Release No. 34-55929. Based on its assessment, our management concluded that, as of December 31, 2013, our internal control over financial reporting was effective.

Our independent registered public accounting firm has issued an audit report on the effectiveness of our internal control over financial reporting as of December 31, 2013. The report appears below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Targacept, Inc.

We have audited Targacept, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Targacept, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Targacept, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Targacept, Inc. as of December 31, 2013 and 2012, and the related statements of comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2013 and our report dated March 14, 2014 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

Raleigh, North Carolina

March 14, 2014

(c) Changes in Internal Controls. No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Information called for by this Item may be found in our definitive Proxy Statement in connection with our 2014 Annual Meeting of Stockholders to be filed with the SEC under the captions “Board of Directors and Management,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated by reference in this Item 10.

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

Information called for by this Item may be found in our definitive Proxy Statement in connection with our 2014 Annual Meeting of Stockholders to be filed with the SEC under the captions “Executive Compensation” and “Corporate Governance” and is incorporated by reference in this Item 11.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information called for by this Item may be found in our definitive Proxy Statement in connection with our 2014 Annual Meeting of Stockholders to be filed with the SEC under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” and is incorporated by reference in this Item 12.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Information called for by this Item may be found in our definitive Proxy Statement in connection with our 2014 Annual Meeting of Stockholders to be filed with the SEC under the captions “Certain Relationships and Related Person Transactions” and “Corporate Governance” and is incorporated by reference in this Item 13.

Item 14.	Principal Accounting Fees and Services.

Information called for by this Item may be found in our definitive Proxy Statement in connection with our 2014 Annual Meeting of Stockholders to be filed with the SEC under the caption “Independent Registered Public Accounting Firm Fee Information and Audit Committee Pre-Approval Policy” and is incorporated by reference in this Item 14.

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

Date: March 14, 2014	Targacept, Inc.

	By:	/S/ STEPHEN A. HILL
Stephen A. Hill
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ STEPHEN A. HILL Stephen A. Hill	Chief Executive Officer, President and Director (principal executive officer)	March 14, 2014

/S/ ALAN A. MUSSO Alan A. Musso	Senior Vice President, Finance and Administration, Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)	March 14, 2014

/S/ JOHN P. RICHARD John P. Richard	Chairman of the Board of Directors	March 14, 2014

/S/ CHARLES A. BLIXT Charles A. Blixt	Director	March 14, 2014

/S/ JULIA R. BROWN Julia R. Brown	Director	March 14, 2014

/S/ ERROL B. DE SOUZA Errol B. De Souza	Director	March 14, 2014

/S/ ALAN W. DUNTON Alan W. Dunton	Director	March 14, 2014

EXHIBIT INDEX

Exhibit Number	Description

3.1	Fourth Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8, as filed with the SEC on May 8, 2006 (Registration No. 333-133881))

3.2	Bylaws of the Company, as amended and restated January 9, 2009 and further amended effective as of August 6, 2009 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on August 11, 2009)

4.1	Specimen common stock certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 3 to the Company’s Registration Statement on Form S-1, as filed with the SEC on March 16, 2006 (Registration No. 333-131050))

4.2(a)	Third Amended and Restated Investor Rights Agreement, dated as of May 12, 2004, by and among the Company and certain stockholders of the Company (incorporated by reference to Exhibit 4.2(a) to the Company’s Registration Statement on Form S-1, as filed with the SEC on January 17, 2006 (Registration No. 333-131050))

4.2(b)	Amendment No. 1, dated December 6, 2004, to Third Amended and Restated Investor Rights Agreement, dated May 12, 2004 (incorporated by reference to Exhibit 4.2(b) to the Company’s Registration Statement on Form S-1, as filed with the SEC on January 17, 2006 (Registration No. 333-131050))

4.2(c)	Amendment No. 2, dated March 16, 2006, to Third Amended and Restated Investor Rights Agreement, dated May 12, 2004 (incorporated by reference to Exhibit 4.2(c) to Amendment No. 4 to the Company’s Registration Statement on Form S-1, as filed with the SEC on March 24, 2006 (Registration No. 333-131050))

10.1*	Form of Indemnification Agreement between the Company and each of its directors and members of executive management (incorporated by reference to Exhibit 10.1 to Amendment No. 3 to the Company’s Registration Statement on Form S-1, as filed with the SEC on March 16, 2006 (Registration No. 333-131050))

10.2	Sublease, dated December 4, 2012, by and between the Company and B/E Aerospace, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2012)

10.3(a)*	Amended and Restated Targacept, Inc. 2000 Equity Incentive Plan (incorporated by reference to Exhibit 99 to the Company’s Registration Statement on Form S-8, as filed with the SEC on May 8, 2006 (Registration No. 333-133882))

10.3(b)*	Form of Incentive Stock Option Agreement under Targacept, Inc. 2000 Equity Incentive Plan (incorporated by reference to Exhibit 10.5(b) to the Company’s Registration Statement on Form S-1, as filed with the SEC on January 17, 2006 (Registration No. 333-131050))

10.3(c)*	Form of Non-employee Director Nonqualified Stock Option Agreement under Targacept, Inc. 2000 Equity Incentive Plan (incorporated by reference to Exhibit 10.5(c) to the Company’s Registration Statement on Form S-1, as filed with the SEC on January 17, 2006 (Registration No. 333-131050))

10.3(d)*	Form of Restricted Stock Award Agreement under Targacept, Inc. 2000 Equity Incentive Plan (incorporated by reference to Exhibit 10.5(d) to the Company’s Registration Statement on Form S-1, as filed with the SEC on January 17, 2006 (Registration No. 333-131050))

10.4(a)*	Targacept, Inc. 2006 Stock Incentive Plan, as amended and restated through March 9, 2011 and further amended on December 7, 2012, March 13, 2013 and April 10, 2013 (incorporated by reference to Exhibit 99 to the Company’s Registration Statement on Form S-8, as filed with the SEC on June 6, 2013 (Registration No. 333-189143))

10.4(b)*	Form of Incentive Stock Option Agreement under Targacept, Inc. 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.6(a) to Amendment No. 3 to the Company’s Registration Statement on Form S-1, as filed with the SEC on March 16, 2006 (Registration No. 333-131050))

Exhibit Number	Description

10.4(c)*	Form of Nonqualified Stock Option Agreement under Targacept, Inc. 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.6(b) to Amendment No. 3 to the Company’s Registration Statement on Form S-1, as filed with the SEC on March 16, 2006 (Registration No. 333-131050))

10.4(d)*	Form of Non-employee Director Nonqualified Stock Option Agreement under Targacept, Inc. 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.6(c) to Amendment No. 3 to the Company’s Registration Statement on Form S-1, as filed with the SEC on March 16, 2006 (Registration No. 333-131050))

10.4(e)*	Form of Restricted Stock Award Agreement under Targacept, Inc. 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.6(d) to Amendment No. 3 to the Company’s Registration Statement on Form S-1, as filed with the SEC on March 16, 2006 (Registration No. 333-131050))

10.5*	Separation Agreement and Release, dated June 21, 2012, by and between the Company and J. Donald deBethizy (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2012)

10.6(a)*	Employment Agreement, dated as of February 8, 2002, by and between the Company and Alan A. Musso (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1, as filed with the SEC on January 17, 2006 (Registration No. 333-131050))

10.6(b)*	Amendment No. 1, dated March 13, 2008, to Employment Agreement, dated as of February 8, 2002, by and between the Company and Alan A. Musso (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2008)

10.7*	Separation Agreement and Release, dated as of March 29, 2013, by and between the Company and Jeffrey P. Brennan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2013)

10.8*	Transition Services Agreement, effective as of August 13, 2013, by and between the Company and Peter A. Zorn (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on August 13, 2013)

10.9*	Employment Agreement, effective as of November 14, 2012, by and between the Company and Stephen A. Hill (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on November 16, 2012)

10.10*	Nonqualified Stock Option Agreement, dated December 3, 2012, by and between the Company and Stephen A. Hill (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8, as filed with the SEC on January 4, 2013 (Registration No. 333-185888))

10.11*	Form of Retention Award Agreement by and between the Company and its executive officers and certain other personnel (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2012)

10.12(a)+	Amended and Restated License Agreement, dated as of March 9, 2004, by and between the Company and University of South Florida Research Foundation, Inc. (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1, as filed with the SEC on January 17, 2006 (Registration No. 333-131050))

10.12(b)+	Amendment No. 1, effective September 21, 2009, to Amended and Restated License Agreement dated March 9, 2004, by and between the Company and University of South Florida Research Foundation, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2009)

10.13(a)+	License Agreement, dated May 26, 1999, by and between the Company and University of Kentucky Research Foundation (incorporated by reference to Exhibit 10.18(a) to the Company’s Registration Statement on Form S-1, as filed with the SEC on January 17, 2006 (Registration No. 333-131050))

Exhibit Number	Description

10.13(b)+	Amendment No. 1, dated August 16, 2005, to License Agreement, dated May 26, 1999, by and between the Company and University of Kentucky Research Foundation (incorporated by reference to Exhibit 10.18(b) to Amendment No. 5 to the Company’s Registration Statement on Form S-1, as filed with the SEC on April 6, 2006 (Registration No. 333-131050))

10.14(a)+	Collaborative Research and License Agreement, dated as of December 27, 2005, by and between the Company and AstraZeneca AB (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2006)

10.14(b)	Amendment No. 1 dated November 10, 2006 to Collaborative Research and License Agreement between the Company and AstraZeneca AB dated December 27, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2006)

10.14(c)+	Amendment No. 2 dated July 8, 2009 to Collaborative Research and License Agreement between the Company and AstraZeneca AB dated December 27, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2009)

10.14(d)+	Amendment No. 3, effective as of April 30, 2010, to Collaborative Research and License Agreement between the Company and AstraZeneca AB dated December 27, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2010)

10.14(e)+	Amendment No. 4, effective as of September 28, 2010, to Collaborative Research and License Agreement between the Company and AstraZeneca AB dated December 27, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2010)

10.14(f)+	Amendment No. 5, effective as of March 5, 2013, to Collaborative Research and License Agreement between the Company and AstraZeneca AB dated December 27, 2005 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2013)

10.14(g)++	Amendment No. 6, effective as of February 7, 2014, to Collaborative Research and License Agreement between the Company and AstraZeneca AB dated December 27, 2005

10.15+	Amended and Restated Supply Agreement, effective December 3, 2009, by and among the Company, Interchem Corporation and Euticals S.p.A. (as successor to Poli Industria Chimica, SPA) (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2009)

10.16*	Description of Annual Cash Incentive Program (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2012)

10.17*	Description of Non-Employee Director Compensation Program (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2012)

10.18*	Employment Agreement, effective as of August 26, 2013 by and between the Company and Patrick C. Rock (incorporated by reference in Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2013)

10.19*	Form of Non-employee Director Nonqualified Stock Option Agreement under Targacept, Inc. 2006 Stock Incentive Plan (incorporated by reference in Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2013)

10.20	At-the-Market Issuance Sales Agreement, dated November 26, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on November 26, 2013)

Exhibit Number	Description

10.21*	Employment Agreement, effective as of June 28, 2013, by and between the Company and Steven M. Toler, Ph.D. (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2013)

10.22*	Employment Agreement, effective as of June 28, 2013, by and between the Company and David A. Hosford, M.D. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on June 28, 2013)

10.23*	Amendment No. 1 to Employment Agreement, dated January 24, 2014, by and between the Company and Stephen A. Hill (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on January 28, 2014)

10.24*	Amended and Restated Employment Agreement, dated January 24, 2014, by and between the Company and Alan A. Musso (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, as filed with the SEC on January 28, 2014)

23.1	Consent of Ernst & Young LLP

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Stockholders’ Equity, (iv) the Statements of Cash Flows, and (v) Notes to Financial Statements, tagged as blocks of text.

+	Confidential treatment has been granted with respect to certain portions of this Exhibit, which portions have been omitted and filed separately with the SEC as part of an application for confidential treatment.

++Confidential	treatment has been requested with respect to certain portions of this Exhibit, which portions have been omitted and filed separately with the SEC as part of an application for confidential treatment.

*	Denotes management contract, compensatory plan or arrangement.

Our SEC file number for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 000-51173.