Form 10-Q
period 2014-03-31
TARGACEPT INC
filed 2014-05-08
CIK 1124105

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

As of April 30, 2014, the registrant had 33,784,589 shares of common stock, $0.001 par value per share, outstanding.

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

•	whether findings from nonclinical studies and assessments of TC-5214 and clinical trials of TC-5214 in a different indication will be predictive of a positive outcome in our ongoing Phase 2b clinical trial of TC-5214 in overactive bladder;

•	whether TC-5214 will be eligible for treatment in the United States as a new chemical entity with a five-year statutory exclusivity period, either because we submit a new drug application for TC-5214 prior to October 1, 2017 or because the applicable statutory provision is re-authorized by the U.S. Congress;

•	whether our previous findings from clinical and nonclinical studies and assessments of TC-6499 in indications other than diabetic gastroparesis are predictive of a benefit for TC-6499 as a treatment for diabetic gastroparesis;

•	the conduct and results of clinical trials and non-clinical studies and assessments of TC-5619, TC-5214, TC-1734, AZD1446, TC-6987, TC-6499 or any of our other product candidates, including the performance of third parties engaged to execute them, delays resulting from any changes to the applicable protocols or difficulties or delays in subject enrollment or data analysis;

•	the control or significant influence that AstraZeneca has over any development of AZD1446, including as to the timing, scope and design of any future clinical trials;

•	our ability to establish additional strategic alliances, collaborations or licensing or other comparable arrangements on favorable terms;

•	our ability to protect our intellectual property; and

•	the timing and success of submission, acceptance and approval of regulatory applications for our product candidates.

Risks and uncertainties that we face are described in greater detail under the caption “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2013, and in other filings that we make with the Securities and Exchange Commission, or SEC. As a result of the risks and uncertainties to which our business is subject, the results or events indicated by any forward-looking statement may not occur. We caution you not to place undue reliance on any forward-looking statement.

In addition, any forward-looking statement in this quarterly report represents our views only as of the date of this quarterly report and should not be relied upon as representing our views as of any later date. We anticipate that subsequent events and developments may cause our views to change. Although we may elect to update these forward-looking statements publicly at some point in the future, we specifically disclaim any obligation to do so, except as required by applicable law. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make or any future strategic alliances, collaborations, licensing or other comparable arrangements that we may enter into.

Item 1.	Financial Statements

TARGACEPT, INC.

BALANCE SHEETS

(in thousands, except share and par value amounts)

(unaudited)

	March 31, 2014	December 31, 2013

ASSETS
Current assets:
Cash and cash equivalents	$45,041	$54,485
Investments in marketable securities - short term	52,204	37,844
Current receivables	343	278
Prepaid expenses	891	999

Total current assets	98,479	93,606

Investments in marketable securities - long term	34,898	51,448
Property and equipment, net	611	682
Intangible assets	93	97
Other assets	27	40

Total assets	$134,108	$145,873

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,158	$1,296
Accrued expenses	7,870	8,830
Current portion of long-term debt	776	853
Current portion of deferred revenue	61	—

Total current liabilities	9,865	10,979
Long-term debt, net of current portion	142	283

Total liabilities	10,007	11,262
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value, 100,000,000 shares authorized and 33,784,589 and 33,718,179 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	34	34
Preferred stock, $0.001 par value, 5,000,000 shares authorized and 0 shares issued and outstanding at March 31, 2014 and December 31, 2013	—	—
Capital in excess of par value	419,633	415,123
Accumulated other comprehensive income	66	87
Accumulated deficit	(295,632)	(280,633)

Total stockholders’ equity	124,101	134,611

Total liabilities and stockholders’ equity	$134,108	$145,873

See accompanying notes.

TARGACEPT, INC.

STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended March 31,
	2014	2013
Operating revenues:
License fees and milestones from collaborations	$—	$3,536
Grant revenue	87	—

Net operating revenues	87	3,536
Operating expenses:
Research and development (including stock-based compensation of $384 and $779 for the three months ended March 31, 2014 and 2013, respectively	9,080	8,320
General and administrative (including stock-based compensation of $441 and $835 for the three months ended March 31, 2014 and 2013, respectively	2,763	3,490

Total operating expenses	11,843	11,810

Loss from operations	(11,756)	(8,274)
Other income (expense):
Interest income	178	224
Interest expense	(9)	(16)

Total other income (expense)	169	208

Loss before taxes	(11,587)	(8,066)
Income tax expense	(3,412)	—

Net loss	$(14,999)	$(8,066)

Basic and diluted net loss per share	$(0.44)	$(0.24)

Weighted average common shares outstanding—basic and diluted	33,746,917	33,616,342

Net loss	$(14,999)	$(8,066)
Unrealized loss on available-for-sale securities, net	(21)	(13)

Comprehensive loss	$(15,020)	$(8,079)

See accompanying notes.

TARGACEPT, INC.

STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2014	2013

Operating activities
Net loss	$(14,999)	$(8,066)
Adjustments to reconcile net loss to net cash used in operating activities:
Recognition of deferred revenue	(87)	(3,536)
Amortization of premium on marketable securities, net	225	226
Depreciation and amortization	69	213
Stock-based compensation expense	825	1,614
Changes in operating assets and liabilities:
Other current receivables	(64)	997
Other assets	135	(141)
Accounts payable and accrued expenses	(1,098)	(627)
Deferred revenue	148	—

Net cash used in operating activities	(14,846)	(9,320)

Investing activities
Purchase of investments in marketable securities	(7,146)	(19,242)
Proceeds from sale of investments in marketable securities	9,069	16,459
Purchase of property and equipment	—	(70)
Proceeds from sale of property and equipment	12	—

Net cash provided by (used in) investing activities	1,935	(2,853)

Financing activities
Principal payments on long-term debt	(218)	(211)
Excess tax benefits from stock-based compensation	3,412	—
Proceeds from issuance of common stock, net	273	5

Net cash provided by (used in) financing activities	3,467	(206)

Net decrease in cash and cash equivalents	(9,444)	(12,379)
Cash and cash equivalents at beginning of period	54,485	82,240

Cash and cash equivalents at end of period	$45,041	$69,861

See accompanying notes.

ARGACEPT, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

March 31, 2014

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Company’s audited financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2013. In the opinion of the Company’s management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of its financial position, operating results and cash flows for the periods presented have been included. Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the full year, for any other interim period or for any future year.

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

March 31, 2014

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

The following tables present the Company’s investments in marketable securities (including, if applicable, those classified on the Company’s balance sheet as cash equivalents) that are measured at fair value on a recurring basis as of March 31, 2014 and December 31, 2013, respectively:

March 31, 2014	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(in thousands)
U.S. Treasury and U.S. or state government agency-backed securities	$37,852	$—	$—
Corporate debt securities	—	40,350	—
Municipal bonds	—	3,513	—
Certificates of deposit	5,000	—	—
Accrued interest	387	—	—

Total cash equivalents and marketable securities	$43,239	$43,863	$—

December 31, 2013	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(in thousands)
U.S. Treasury and U.S. or state government agency-backed securities	$37,029	$—	$—
Corporate debt securities	—	43,347	—
Municipal bonds	—	3,509	—
Certificates of deposit	5,000	—	—
Accrued interest	407	—	—

Total cash equivalents and marketable securities	$42,436	$46,856	$—

Corporate debt securities and municipal bonds are valued based on various observable inputs such as benchmark yields, reported trades, broker/dealer quotes, benchmark securities and bids.

TARGACEPT, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS (continued)

March 31, 2014

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

The Company determines the appropriate classification of marketable securities at the time of purchase and reevaluates its classification as of each balance sheet date. All marketable securities owned during the three months ended March 31, 2014 and 2013 were classified as available-for-sale. The cost of securities sold is based on the specific identification method. Investments in marketable securities are recorded as of each balance sheet date at fair value, with unrealized gains and, to the extent deemed temporary, unrealized losses included in stockholders’ equity. Interest and dividend income on investments in marketable securities, accretion of discounts and amortization of premiums and realized gains and losses are included in interest income in the statement of comprehensive income (loss).

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

TARGACEPT, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS (continued)

March 31, 2014

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

Income Taxes

The Company uses the liability method in accounting for income taxes as required by ASC Topic 740, Income Taxes, or ASC 740. Under ASC 740, deferred tax assets and liabilities are recorded for operating loss and tax credit carryforwards and for the future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the results of operations in the period that includes the enactment date. A valuation

TARGACEPT, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS (continued)

March 31, 2014

2. Summary of Significant Accounting Policies (continued)

allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not that the assets will be realized. ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 requires interim income tax expense or benefit to be calculated using an estimated annual effective tax rate. If a reliable estimate of the annual effective tax rate cannot be made, the Company considers the effective tax rate for the year to date to be the best estimate. Accordingly, the income tax provisions for the three months ended March 31, 2014, were determined based on the actual year-to-date effective tax rate because a reliable estimate of the annual effective tax rate cannot be made. ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. The Company’s policy is to classify any interest recognized in accordance with ASC 740 as interest expense and to classify any penalties recognized in accordance with ASC 740 as an expense other than income tax expense.

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

	Three Months Ended March 31,
	2014	2013
Basic and diluted:
Net loss	$(14,999)	$(8,066)

Weighted average common shares - basic and diluted	33,746,917	33,616,342

Basic and diluted EPS	$(0.44)	$(0.24)

Common share equivalents consist of the incremental common shares that would be outstanding upon the exercise of stock options, calculated using the treasury stock method. For the three months ended March 31, 2014 and 2013, the Company excluded all common share equivalents from the calculation of Diluted EPS because the Company had a net loss in those periods. As a result, Diluted EPS is identical to Basic EPS for those periods. If the Company had been in a net income position for the three months ended March 31, 2014 and 2013, 4,947,910 and 4,778,219 shares subject to outstanding stock options, respectively, may have been included in the calculation of common share equivalents using the treasury stock method.

TARGACEPT, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS (continued)

March 31, 2014

2. Summary of Significant Accounting Policies (continued)

Common Stock and Stock-Based Compensation

The Company issued 66,410 shares of common stock upon the exercise of stock options during the three months ended March 31, 2014. The Company issued 103,098 shares of common stock upon the exercise of stock options during the year ended December 31, 2013.

During the three months ended March 31, 2014, the Company granted to employees options to purchase an aggregate of 842,368 shares of common stock. These stock options have an estimated aggregate fair value, using the Black-Scholes-Merton formula, of $3,286,000. The Company is recording this amount, as adjusted for forfeitures, as stock-based compensation on a straight line basis over 16 quarters beginning on the last day of the respective quarters in which the grants were made.

Accumulated Other Comprehensive Income or Loss

Accumulated other comprehensive income or loss, as presented in stockholders’ equity on the Company’s balance sheet, reflects the cumulative net unrealized gains or losses on available-for-sale securities for all periods. The table below reflects changes in accumulated other comprehensive income for the three months ended March 31, 2014, in thousands.

Accumulated other comprehensive income, January 1, 2014	$87

Unrealized loss on available-for-sale securities, net	(16)

Net realized gains on available-for-sale securities reclassified out of other comprehensive income	(5)
Income taxes	—

Accumulated other comprehensive income, March 31, 2014	$66

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

Commitments and Contingencies

Under an employment agreement with a former executive officer and a related separation agreement and release, the Company paid severance equal to the departing executive’s regular base salary as of March 31, 2013 for nine months, a pro rata percentage of the departing executive’s target bonus for 2013, and the departing executive’s health and life insurance benefits coverage provided to him as of March 31, 2013 for nine months. These payments and benefits, which represent an aggregate amount of $306,000, were recorded as general and administrative expense for the three months ended March 31, 2013.

TARGACEPT, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS (continued)

March 31, 2014

3. Investments in Marketable Securities

The following is a reconciliation of amortized cost to fair value of available-for-sale marketable securities (including those classified on the Company’s balance sheet as cash equivalents) held at March 31, 2014 and December 31, 2013:

March 31, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Security type	(in thousands)
Marketable Securities - Short term
U.S. Treasury and U.S. or state government agency-backed securities	$23,360	$30	$—	$23,390
Corporate debt securities	21,152	90	—	21,242
Municipal bonds	2,340	5		2,345
Certificates of deposit	5,000	—	—	5,000
Accrued interest	227	—	—	227
Marketable Securities - Long term
U.S. Treasury and U.S. or state government agency-backed securities	14,448	17	(3)	14,462
Corporate debt securities - long term	19,087	29	(8)	19,108
Municipal bonds	1,168	2	(2)	1,168
Accrued interest	160	—	—	160

Total available-for-sale marketable securities	$86,942	$173	$(13)	$87,102

December 31, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Security type	(in thousands)
Marketable Securities - Short term
U.S. Treasury and U.S. or state government agency-backed securities	$16,352	$39	$—	$16,391
Corporate debt securities	14,307	35	—	14,342
Municipal bonds	1,910	3		1,913
Certificates of deposit	5,000	—	—	5,000
Accrued interest	198	—	—	198
Marketable Securities - Long term
U.S. Treasury and U.S. or state government agency-backed securities	20,628	14	(4)	20,638
Corporate debt securities	28,909	101	(5)	29,005
Municipal bonds	1,598	4	(6)	1,596
Accrued interest	209	—	—	209

Total available-for-sale marketable securities	$89,111	$196	$(15)	$89,292

As of March 31, 2014, the Company held investments in marketable securities with unrealized gains of $173,000 and unrealized losses of $13,000. For the investments in an unrealized loss position, the duration of the loss was less than 12 months and the investments are not considered to be other-than-temporarily impaired. The Company’s investments in marketable securities as of March 31, 2014, will reach maturity between April 2014 and December 2016 with a weighted average maturity date in March 2015.

TARGACEPT, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS (continued)

March 31, 2014

4. Income Taxes

Because the Company has incurred cumulative net operating losses since inception, all tax years remain open to examination by U.S. federal, North Carolina and Massachusetts tax authorities. An examination of the Company’s 2010 federal income tax return was completed in 2014 and resulted in an adjustment that increased taxable income for 2010 by $15,064,000, decreased taxable income for 2011 by $1,076,000, and decreased taxable income for 2012 by $13,988,000. The cumulative adjustment had no effect on federal net operation loss carryforwards. Exercises of stock options may result in tax deductions for stock-based compensation in excess of expense recorded for the stock options under GAAP. For interim periods within years for which taxable net income is forecasted, the Company recognizes the income tax benefit related to the excess tax deductions as an increase to capital in excess of par value, which based on ASC 740 results in an offsetting charge in the same amount to income tax expense. The examination adjustment to the Company’s 2010 federal income tax return resulted in the realization of an additional $3,412,000 of excess tax deductions and an offsetting charge to income tax expense for the three months ended March 31, 2014. The Company did not recognize any income tax expense for the three months ended March 31, 2013.

As of March 31, 2014, the Company had $3,915,000 remaining of cumulative tax deductions for periods of net loss from exercises of stock options in excess of expense recorded for the stock options under GAAP. The benefit of these excess tax deductions had not begun to be realized as of March 31, 2014 because the Company incurred operating losses in the years in which the respective stock options were exercised and has incurred cumulative net operating losses since inception. Accordingly, the tax benefit will not be recognized as an increase to capital in excess of par value until the excess deductions reduce income taxes payable.

5. Collaboration Agreement

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

AstraZeneca paid the Company an initial fee of $10,000,000 in February 2006. Based on the agreement terms, the Company allocated $5,000,000 of the initial fee to a nonclinical research collaboration that the Company conducted with AstraZeneca under the agreement, which the Company recognized as revenue on a straight-line basis over the four-year term of the research collaboration. The Company deferred recognition of the remaining $5,000,000 of the initial fee, which was allocated to grants of licenses to develop and commercialize the Company’s product candidate TC-1734 (formerly known also as AZD3480), until December 2006, when AstraZeneca made a determination to proceed with further development of TC-1734. As a result, in the first quarter of 2007, the Company began recognizing the $5,000,000 of the initial fee that it had

TARGACEPT, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS (continued)

March 31, 2014

5. Collaboration Agreement (continued)

previously deferred as revenue on a straight-line basis over the estimated development period for TC-1734. In September 2010, the Company and AstraZeneca amended the agreement to enable the Company to conduct a clinical trial of TC-1734 in mild to moderate Alzheimer’s disease and to provide for respective roles and responsibilities and associated financial terms for such a study. Under the 2010 amendment, the Company received from AstraZeneca $500,000 in October 2010, $2,000,000 in September 2011 and $3,500,000 in December 2011.

In March 2013, AstraZeneca exercised its right to terminate TC-1734 from the collaboration. At that time, the Company was recognizing both the portion of the $5,000,000 of the initial fee attributable to TC-1734 license grants not yet recognized and the payments received under the 2010 amendment into revenue on a straight-line basis over the period of the Company’s substantive performance obligations under the agreement as amended. As a result of AstraZeneca’s exercise of its termination right for TC-1734, the Company recognized into revenue during the first quarter of 2013 all of the initial fee and payments received under the 2010 amendment that had not yet been recognized as of the date of AstraZeneca’s action, totaling $3,142,000. The Company recognized an aggregate of $3,536,000 of the initial fee and the payments received under the 2010 amendment into revenue during the three months ended March 31, 2013.

The Company is eligible to receive additional payments from AstraZeneca if specified milestone events under the agreement are achieved for the Company’s product candidate AZD1446 (TC-6683). The amounts of the contingent milestone payments vary depending on the applicable indication pursued and may be an additional $7,000,000 or $14,000,000 if development milestone events are achieved, an additional $8,000,000 or $10,000,000 if a regulatory milestone event is achieved, up to an additional $12,000,000 or $49,000,000 if first commercial sale milestone events are achieved and, in specified circumstances, up to an additional $30,000,000 if sales-related milestone events are achieved.

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

AstraZeneca has paid the Company an aggregate of $88,120,000 under the agreement since its inception, including the initial fee and payments upon the achievement of milestone events, to maintain option rights and for research services rendered in the completed preclinical research collaboration. This entire amount had been fully recognized into revenue in previous periods.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the related notes included in this quarterly report and our audited financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2013, which is on file with the SEC. In addition to historical information, the following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results, performance or experience could differ materially from what is indicated by any forward-looking statement due to various important factors, risks and uncertainties, including, but not limited to, those set forth under “Cautionary Note Regarding Forward-Looking Statements” in Part I of this quarterly report or under “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2013 or other filings that we make with the SEC.

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

We have multiple clinical-stage product candidates in areas in which we believe there are significant medical need and commercial potential.

Our most advanced product candidates are described briefly below.

•	TC-5214. TC-5214 acts as an antagonist on the a3ß4 NNR. We are currently conducting a Phase 2b clinical trial of TC-5214 as a treatment for overactive bladder.

•	TC-1734. TC-1734 (also referred to in previous filings as AZD3480) is a wholly owned novel small molecule that modulates the activity of the a4ß2 NNR. We are currently conducting a Phase 2b clinical trial of TC-1734 as a treatment for mild to moderate Alzheimer’s disease.

•	TC-6499. TC-6499 is a novel small molecule that modulates the activity of the a3ß4 and other NNRs as an agonist. We are evaluating potential future development options for this product candidate and are preparing to initiate in mid-2014 an exploratory study for the indication of diabetic gastroparesis, a disorder that is often debilitating and chronic, and that slows or stops the passage of food from the stomach to the small intestine.

•	AZD1446 (TC-6683). AZD1446 is a novel small molecule that modulates the activity of the a4ß2 NNR and is subject to an ongoing collaboration agreement with AstraZeneca. Development decisions and activities for AZD1446 are substantially within the control of AstraZeneca.

•	TC-5619 and TC-6987. TC-5619 and TC-6987 are novel small molecules that are highly selective for the a7 NNR. The a7 NNR has been shown to play a role in a variety of biological pathways associated with various diseases and disorders. We previously conducted clinical studies of TC-5619 as a potential treatment for schizophrenia, Alzheimer’s disease and attention deficit hyperactivity disorder and exploratory studies of TC-6987 as a treatment for inflammatory disorders. We do not have plans to pursue additional development of these compounds in these therapeutic areas.

We have an ongoing collaboration agreement with AstraZeneca focused on compounds that act on the a4ß2 NNR, including AZD1446. Under the agreement:

•	AstraZeneca has an exclusive license to AZD1446 and an earlier-stage compound that arose from the preclinical research collaboration conducted under the agreement described below;

•	AstraZeneca is responsible for substantially all current and future development costs for AZD1446 and the other compound, should it elect to advance it; and

•	from January 2006 to January 2010, we and AstraZeneca conducted a preclinical research collaboration under the agreement to discover and develop compounds that act on the a4ß2 NNR as treatments for conditions characterized by cognitive impairment; AstraZeneca paid us research fees, based on a reimbursement rate specified under the agreement, for research services rendered in the preclinical research collaboration.

Our ongoing collaboration agreement with AstraZeneca can be terminated by AstraZeneca for an uncured material breach by us or upon 90 days’ notice given at any time.

Since our inception, we have funded our operations principally through public and private offerings of equity securities, payments under collaboration and alliance agreements, grants and equipment financing. We have historically devoted substantially all of our resources to the discovery (prior to our 2012 reductions in force) and development of our product candidates and technologies, including the design, conduct and management of non-clinical and clinical studies and related manufacturing, regulatory and clinical affairs, as well as intellectual property prosecution.

Except for a small number of periods in which we generated net income due primarily to the recognition into revenue of amounts received under collaboration agreements, we have not been profitable. As of March 31, 2014, we had an accumulated deficit of $295.6 million. We expect that we will incur losses in future periods as we progress our programs and invest in additional product opportunities. Drug development, including clinical trials in particular, is time-consuming, expensive and may never yield a product that will generate revenue.

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

As of March 31, 2014, we had received $61.6 million in aggregate upfront fees and milestone payments under our ongoing collaboration agreement with AstraZeneca and recognized an additional $26.5 million in collaboration research and development revenue for research services that we provided in the preclinical research collaboration conducted under that agreement. We immediately recognized an aggregate of $32.6 million of the amounts received under the agreement for achievement of milestone events, because each event met the conditions required for immediate recognition under our revenue recognition policy. We deferred recognition of an aggregate of $29.0 million received under the agreement and have fully recognized these deferred amounts into revenue over the respective periods determined by our revenue recognition policy discussed in Note 2 to our unaudited financial statements included in this quarterly report.

From time to time we seek and are awarded grants or perform work under grants awarded to third-party collaborators from which we derive revenue. We are a subcontractor under a grant awarded to The California Institute of Technology by the National Institute on Drug Abuse, or NIDA, part of the National Institutes of Health, to fund research on innovative NNR-based approaches to the development of therapies for smoking cessation. Based on the terms of this arrangement, we were granted $148,000 in March 2014. Funding for awards under federal grant programs is subject to the availability of funds as determined annually in the federal appropriations process.

Research and Development Expenses

Since our inception, we have focused our activities on drug discovery and development programs. Research and development expenses consist principally of charges for third-party services associated with our clinical-stage programs and preclinical research, salaries and other related costs for personnel in research and development functions and depreciation and other facility costs related to research and development functions. We record research and development expenses as they are incurred. Research and development expenses represented approximately 77% and 70% of our total operating expenses for the three months ended March 31, 2014 and 2013, respectively.

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

Income Taxes

We have incurred cumulative net operating losses through March 31, 2014 and have not paid federal, state or foreign income taxes for any period. An examination of our 2010 federal income tax return was completed in 2014 and resulted in an adjustment that increased taxable income for 2010 by $15.1 million, decreased taxable income for 2011 by $1.1 million and decreased taxable income for 2012 by $14.0 million. The cumulative adjustment had no effect our federal net operating loss carryforwards. The application of U.S. generally accepted accounting principles, or GAAP, may for some periods result in non-cash income tax expense or benefit being reflected in our Statement of Comprehensive Income (Loss). Exercises of stock options in periods of net income may result in tax deductions for stock-based compensation in excess of expense recorded for the stock options under GAAP. For interim periods within years for which net income is forecasted, we recognize the income tax benefit related to the excess tax deductions as an increase to capital in excess of par value and, based on Accounting Standards Codification ASC Topic 740, Income Taxes, record an offsetting charge in the same amount to income tax expense. The examination adjustment to our 2010 federal income tax return resulted in the realization of an additional $3.4 million of excess tax deductions and an offsetting charge to income tax expense for the three months ended March 31, 2014.

As of March 31, 2014, we had $3.9 million remaining of cumulative tax deductions for periods of net loss from exercises of stock options in excess of expense recorded for the stock options under GAAP. The benefit of these excess tax deductions had not begun to be realized as of March 31, 2014 because we have incurred cumulative net operating losses since inception. This benefit will not be recognized as an increase to capital in excess of par value until the excess deductions reduce income taxes payable.

As of March 31, 2014, we had net operating loss carryforwards of $244.0 million for federal income tax purposes and $229.6 million for state income tax purposes and we had research and development income tax credit carryforwards of $12.8 million for federal income tax purposes and $587,000 for state income tax purposes. The federal net operating loss carryforwards begin to expire in 2024. The state net operating loss carryforwards begin to expire in 2019. The federal and state research and development tax credits begin to expire in 2021. As a result of various factors, including the subjectivity of measurements used in the calculation of particular tax positions taken or that may in the future be taken in our tax returns, it is uncertain whether or to what extent we will be eligible to use the tax credits.

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

Fair Value

The carrying amounts of our cash and cash equivalents, investments in marketable securities, accounts receivable, accounts payable and accrued expenses are considered to be representative of their respective fair values due to their short-term natures and, in the case of short-term investments, their market interest rates. Likewise, the carrying amounts of our long-term debts are considered to be representative of their fair value due to their market interest rates. Cash that we do not expect to use to fund our short-term liquidity requirements is invested in corporate debt securities and municipal bonds rated at least A quality or equivalent, U.S. Treasury notes and bonds, U.S. and state government agency backed certificates and certificates of deposit. Our investments in marketable securities, which would include marketable securities classified on our balance sheet as cash equivalents, are recorded at quoted market prices or observable market inputs and totaled $87.1 million at March 31, 2014.

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

Our significant accounting policies are described in Note 2 to our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013 and in the notes to our unaudited financial statements included in this quarterly report. We believe that our accounting policies relating to revenue recognition, accrued expenses and stock-based compensation are the most critical to understanding and evaluating our reported financial results. We have identified these policies as critical because they both are important to the presentation of our financial condition and results of operations and require us to make judgments and estimates on matters that are inherently uncertain and may change in future periods. These policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2013.

Results of Operations

Three Months ended March 31, 2014 and 2013

Net Operating Revenues

	Three Months Ended March 31,
	2014	2013	Change
	(in thousands)
Operating revenues:
License fees and milestones from collaborations	$—	$3,536	$(3,536)
Grant revenue	87	—	87

Net operating revenues	$87	$3,536	$(3,449)

Net operating revenues for the three months ended March 31, 2014 decreased by $3.4 million as compared to the three months ended March 31, 2013, primarily as a result of a decrease in license fees and milestones from collaborations. License fees and milestones from collaborations for the 2013 period reflected recognition of the remaining $3.5 million balance of deferred revenue from payments previously received under our ongoing collaboration agreement with AstraZeneca, triggered by AstraZeneca’s decision to exercise its right to terminate TC-1734 from the collaboration.

Research and Development Expenses

	Three Months Ended March 31,
	2014	2013	Change
	(in thousands)

Research and development expenses	$9,080	$8,320	$760

Research and development expenses for the three months ended March 31, 2014 increased by $760,000 as compared to the three months ended March 31, 2013. The higher research and development expenses were principally attributable to an increase of $1.6 million in costs incurred for third-party services associated with our clinical-stage programs to $6.7 million for the 2014 period, from $5.1 million for the 2013 period. This increase was principally due to costs related to the ongoing Phase 2b study of TC-5214 in overactive bladder, which was initiated in the second quarter of 2013, and costs related to our planned exploratory study of TC-6499 in diabetic gastroparesis, which we plan to initiate in mid-2014. These increases were partially offset by decreased costs related to our Phase 2b study of TC-5619 in schizophrenia, which we completed in the fourth quarter of 2013.

The increased research and development expenses were also partially offset by decreases of:

•	$395,000 in non-cash stock-based compensation for research and development personnel to $384,000 for the 2014 period, from $779,000 for the 2013 period; and

•	$639,000 in research and development-related operating costs, including infrastructure and other compensation-related expenses for research and development personnel, to $1.8 million for the 2014 period, from $2.4 million for the 2013 period.

The costs that we incurred for the three months ended March 31, 2014 and 2013 for third-party services in connection with research and development of clinical-stage product candidates are shown in the table below.

	Three Months Ended March 31,
	2014	2013	Change
	(in thousands)

TC-5214 overactive bladder	$4,768	$879	$3,889
TC-1734	958	839	119
TC-6499	589	—	589
TC-5619	359	3,411	(3,052)
TC-6987	—	—	—
AZD1446	—	—	—

With the planned completion in mid-2014 of the Phase 2b clinical trials of TC-5214 in overactive bladder and TC-1734 in Alzheimer’s disease, we expect that our expenses for these programs in the second half of 2014 will be substantially less than in the first half of 2014 and for the comparable 2013 periods.

General and Administrative Expenses

	Three Months Ended March 31,
	2014	2013	Change
	(in thousands)

General and administrative expenses	$2,763	$3,490	$(727)

General and administrative expenses for the three months ended March 31, 2014 decreased by $727,000 as compared to the three months ended March 31, 2013. The lower general and administrative expenses were primarily attributable to a decrease of $909,000 in stock-based compensation, salary and other compensation-related expenses for general and administrative personnel. The decreased stock-based compensation, salary and other compensation-related expenses for general and administrative personnel for the 2014 period was primarily attributable to the non-recurrence of $467,000 in non-cash stock-based compensation charges resulting from the partial accelerated vesting of, and extended exercise periods for, certain outstanding stock options held by a former executive officer who departed Targacept in March 2013, and $309,000 in severance and other charges resulting from the departure of the former executive officer.

Income Tax Expense

	Three Months Ended March 31,		Change
	2014	2013
	(in thousands)
Income tax expense	$3,412	$—	$3,412

There was income tax expense of $3.4 million for the three months ended March 31, 2014, as compared to no income tax expense for the three months ended March 31, 2013. The change was due to the realization of an additional $3.4 million of excess tax deductions and an offsetting charge to income tax expense for the three months ended March 31, 2014 recorded upon the completion, during 2014, of an examination of our 2010 federal income tax return. The cumulative adjustment had no effect on federal net operating loss carryforwards. We did not recognize any income tax expense for the three months ended March 31, 2013.

Liquidity and Capital Resources

Sources of Liquidity

We have historically financed our operations and internal growth principally through public and private offerings of equity securities, payments received under collaboration and alliance agreements, grants and equipment financing.

In November 2013, we filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission that became effective December 11, 2013. Pursuant to this Form S-3, we may sell shares of common stock and other forms of securities having an aggregate offering price of up to $200.0 million. Under an At-the-Market Issuance Sales Agreement, or ATM, with MLV & Co., LLC, filed concurrently with the Form S-3, we may offer and sell shares of common stock having an aggregate offering price of up to $40.0 million.

Our cash, cash equivalents and investments in marketable securities were $132.1 million as of March 31, 2014 and $143.8 million as of December 31, 2013. As of March 31, 2014, we had $44.6 million of cash in bank depository accounts and institutional money market funds at Branch Banking and Trust Company, PNC Bank and Wells Fargo & Company. Substantially all of our remaining cash, cash equivalents and investments were invested as of March 31, 2014 in corporate debt securities and municipal bonds rated at least A quality or equivalent, U.S. Treasury notes and bonds, U.S. and state government agency-backed securities and certificates of deposit.

We are eligible to receive additional payments under our ongoing collaboration agreement with AstraZeneca, contingent on the achievement of specified milestone events relating to AZD1446. The likelihood that we will achieve any particular milestone event in any particular period is uncertain, and we may never achieve any future milestone event with respect to AZD1446. We do not expect our ongoing collaboration agreement with AstraZeneca to be a significant source of future funds and we are not relying on the agreement as a source for any future funds.

We have borrowed amounts under a loan agreement with a bank that we entered into in July 2010 to fund the purchase of equipment, furnishings, software and other fixed assets. As of March 31, 2014, the aggregate outstanding principal balance under the loan facility was $918,000 and there is no additional borrowing capacity remaining available to us.

Cash Flows

	Three Months Ended March 31,
	2014	2013	Change
	(in thousands)

Net cash used in operating activities	$(14,846)	$(9,320)	$(5,526)
Net cash provided by (used in) investing activities	1,935	(2,853)	4,788
Net cash provided by (used in) financing activities	3,467	(206)	3,673

Net decrease in cash and cash equivalents	$(9,444)	$(12,379)

Net cash used in operating activities for the three months ended March 31, 2014 increased by $5.5 million as compared to the three months ended March 31, 2013. For the three months ended

March 31, 2014, net cash used in operating activities was principally attributable to $12.0 million in payments made for research and development and general and administrative charges and realization of $3.4 million of excess tax deductions for the three months ended March 31, 2014 recorded upon the completion, during 2014, of an examination of our 2010 federal income tax return. These cash outflows were partially offset by $424,000 of amortization of premiums paid for available-for-sale securities, interest income from available-for-sale securities and other investment-related operating activities. For the three months ended March 31, 2013, net cash used in operating activities was primarily attributable to $10.8 million in payments made for research and development and general and administrative charges. These cash payments were partially offset by $483,000 of investment-related cash receipts.

Net cash provided by investing activities for the three months ended March 31, 2014 was $1.9 million. Net cash used in investing activities for the three months ended March 31, 2013 was $2.9 million, a change of $4.8 million. Cash provided by or used in investing activities reflects the portion of our cash that we allocate to, and the timing of purchases and maturities of, our investments in marketable securities and equipment purchases. Our net sales of investments in marketable securities were $1.9 million for the 2014 period, and our net purchases of investments in marketable securities were $2.8 million for the 2013 period.

Net cash provided by financing activities for the three months ended March 31, 2014 was $3.5 million. Net cash used in financing activities for the three months ended March 31, 2013 was $206,000, a change of $3.7 million. The change reflects the realization of $3.4 million of stock-based compensation excess tax deductions for the three months ended March 31, 2014 and higher proceeds from the issuance of common stock as a result of increased employee stock option activity for the 2014 period.

Funding Requirements

As of March 31, 2014, we had an accumulated deficit of $295.6 million. We may require additional capital in future periods as our product candidates advance into later-stage development and as we progress our programs and invest in additional product opportunities. However, we may generate positive cash flow for any particular reporting period as a result of the timing of milestone events that may be achieved under our ongoing collaboration agreement with AstraZeneca or any potential future collaboration agreement that we enter into and the timing and extent of costs incurred related to development of our product candidates. Our future capital requirements are difficult to forecast and will depend on many factors, including:

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

To the extent our capital resources are insufficient to meet future capital requirements or to the extent the conditions for raising capital are favorable, we may seek to finance future cash needs through public or private equity or debt offerings or other financings (whether using our currently effective registration statement on Form S-3, including our ATM, or otherwise). Our access in the future to additional equity or debt financing, on acceptable terms or at all, is uncertain. We may also seek to finance future cash needs through alliances, collaborations or licensing or other comparable arrangements. Strategic alliances, collaborations or licensing or other comparable arrangements may not be available on acceptable terms or at all. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate our development programs or obtain funds through arrangements with collaborators or others that may require us to relinquish rights to certain product candidates that we might otherwise seek to develop or commercialize independently. Additionally, any future equity funding may significantly dilute the ownership of our stockholders.

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

The primary objectives of our investment activities are to preserve our capital and meet our liquidity needs to fund operations. We also seek to generate competitive rates of return from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of cash equivalents and investments in a variety of securities that are of high credit quality based on ratings from commonly relied upon rating agencies. As of March 31, 2014, we had cash, cash equivalents and investments in marketable securities of $132.1 million. Our cash, cash equivalents and investments in marketable securities may be subject to interest rate risk and could fall in value if market interest rates increase. However, because our cash is invested in accounts with market interest rates and because our cash equivalents and investments in marketable securities are traded in active markets, we believe that our exposure to interest rate risk is not significant and estimate that an immediate and uniform 10% increase in market interest rates from levels as of March 31, 2014 would not have a material impact on the total fair value of our portfolio.

We sometimes contract for the conduct of clinical trials or other research and development and manufacturing activities with contract research organizations, clinical trial sites and contract manufacturers in Europe or elsewhere outside of the United States. We may be subject to exposure to fluctuations in foreign currency exchange rates in connection with these agreements. If the average exchange rate between the currency of our payment obligations under any of these agreements and the U.S. dollar were to strengthen or weaken by 10% against the corresponding exchange rate as of March 31, 2014, we estimate that the impact on our financial position, results of operations and cash flows would not be material. We do not hedge our foreign currency exposures.

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

(b) Changes in Internal Controls. No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2014 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

TARGACEPT, INC.

Date:	May 8, 2014	/s/ Stephen A. Hill
Stephen A. Hill
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 8, 2014	/s/ Alan A. Musso
Alan A. Musso
Senior Vice President, Finance and Administration,
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets as of March 31, 2014 and December 31, 2013 (Unaudited); (ii) the Statements of Comprehensive Income (Loss) for the three months ended March 31, 2014 and 2013 (Unaudited); (iii) the Statements of Cash Flows for the three months ended March 31, 2014 and 2013 (Unaudited); and (iv) the Notes to Unaudited Financial Statements.