Form 10-Q/A
period 2014-03-31
TARGACEPT INC
filed 2014-06-09
CIK 1124105

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1 to Form 10-Q)

(Mark One)

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

Registrant’s telephone number, including area code (336) 480-2100

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ [Do not check if a smaller reporting company]	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 30, 2014, the registrant had 33,784,589 shares of common stock, $0.001 par value per share, outstanding.

EXPLANATORY NOTE

Targacept, Inc. (the “Registrant”) is filing this amendment (the “Form 10-Q/A”) to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 (the “Form 10-Q”), filed with the U.S. Securities and Exchange Commission on May 8, 2014, solely to correct an error on the cover page made by the Registrant’s third-party service provider engaged for the EDGAR conversion process. The cover page of the Form 10-Q incorrectly indicated that the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). The cover page of this Form 10-Q/A correctly indicates that the Registrant is not a shell company (as defined in Rule 12b-2 of the Exchange Act).

This Form 10-Q/A should be read in conjunction with the original Form 10-Q, which continues to speak as of the date of the Form 10-Q. Except as specifically noted above, this Form 10-Q/A does not modify or update disclosures in the original Form 10-Q. Accordingly, this Form 10-Q/A does not reflect events occurring after the filing of the Form 10-Q or modify or update any related or other disclosures.

Item 6.	EXHIBITS

Exhibit Number	Description of Exhibit

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TARGACEPT, INC.

Date: June 9, 2014	By:	/s/ Stephen A. Hill
Stephen A. Hill
President and Chief Executive Officer (Principal Executive Officer)

Date: June 9, 2014	By:	/s/ Alan A. Musso
Alan. A. Musso
Senior Vice President, Finance and Administration, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)