Form 10-Q
period 2014-06-30
TARGACEPT INC
filed 2014-08-07
CIK 1124105

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

As of July 31, 2014, the registrant had 33,793,735 shares of common stock, $0.001 par value per share, outstanding.

TARGACEPT, INC.

FORM 10-Q

PART I. Financial Information

Cautionary Note Regarding Forward-Looking Statements

This quarterly report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, which we refer to as the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act. For this purpose, any statement contained in this quarterly report, other than statements of historical fact, regarding, among other things:

•	the progress, scope or duration of the development of our product candidates or programs, such as the target indication(s) for development, the size, design, population, location, conduct, objective, duration or endpoints of any clinical trial, or the timing for initiation or completion of or availability of results from any clinical trial, for submission or approval of any regulatory application, for interactions with regulatory authorities, or, where applicable, for a decision by AstraZeneca as to whether to conduct particular development;

•	the benefits that may be derived from any of our product candidates or the commercial opportunity in any target indication;

•	the timing or amount of any payments that AstraZeneca may make to us;

•	our operations, financial position, revenues, costs or expenses; or

•	our strategies, prospects, plans, expectations or objectives

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

TARGACEPT, INC.

BALANCE SHEETS

(in thousands, except share and par value amounts)

(unaudited)

	June 30, 2014	December 31, 2013

ASSETS
Current assets:
Cash and cash equivalents	$43,417	$54,485
Investments in marketable securities - short term	54,298	37,844
Current receivables	28	278
Prepaid expenses	1,004	999

Total current assets	98,747	93,606
Investments in marketable securities - long term	25,120	51,448
Property and equipment, net	541	682
Intangible assets	89	97
Other assets	18	40

Total assets	$124,515	$145,873

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$853	$1,296
Accrued expenses	5,920	8,830
Current portion of long-term debt	699	853
Current portion of deferred revenue	25	—

Total current liabilities	7,497	10,979
Long-term debt, net of current portion	—	283

Total liabilities	7,497	11,262
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value, 100,000,000 shares authorized and 33,793,735 and 33,718,179 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	34	34
Preferred stock, $0.001 par value, 5,000,000 shares authorized and 0 shares issued and outstanding at June 30, 2014 and December 31, 2013	—	—
Capital in excess of par value	420,642	415,123
Accumulated other comprehensive income	110	87
Accumulated deficit	(303,768)	(280,633)

Total stockholders’ equity	117,018	134,611

Total liabilities and stockholders’ equity	$124,515	$145,873

See accompanying notes.

TARGACEPT, INC.

STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Operating revenues:
License fees and milestones from collaborations	$—	$—	$—	$3,536
Grant revenue	36	—	123	—

Net operating revenues	36	—	123	3,536
Operating expenses:
Research and development (including stock-based compensation of $464 and $597 for the three months ended June 30, 2014 and 2013, respectively; and $848 and $1,376 for the six months ended June 30, 2014 and 2013, respectively)	5,408	9,454	14,488	17,774
General and administrative (including stock-based compensation of $521 and $655 for the three months ended June 30, 2014 and 2013, respectively; and $962 and $1,490 for the six months ended June 30, 2014 and 2013, respectively)	2,867	3,034	5,630	6,524

Total operating expenses	8,275	12,488	20,118	24,298

Loss from operations	(8,239)	(12,488)	(19,995)	(20,762)
Other income (expense):
Interest income	154	131	332	355
Interest expense	(6)	(14)	(15)	(30)

Total other income (expense)	148	117	317	325

Loss before taxes	(8,091)	(12,371)	(19,678)	(20,437)
Income tax expense	(45)	—	(3,457)	—

Net loss	$(8,136)	$(12,371)	$(23,135)	$(20,437)

Basic and diluted net loss per share	$(0.24)	$(0.37)	$(0.69)	$(0.61)

Weighted average common shares outstanding—basic and diluted	33,786,686	33,626,980	33,766,911	33,621,691

Net loss	$(8,136)	$(12,371)	$(23,135)	$(20,437)
Unrealized gain (loss) on available-for-sale securities, net	44	(202)	23	(215)

Comprehensive loss	$(8,092)	$(12,573)	$(23,112)	$(20,652)

See accompanying notes.

TARGACEPT, INC.

STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2014	2013
Operating activities
Net loss	$(23,135)	$(20,437)
Adjustments to reconcile net loss to net cash used in operating activities:
Recognition of deferred revenue	(123)	(3,536)
Amortization of premium on marketable securities, net	451	530
Depreciation and amortization	138	383
Stock-based compensation expense	1,810	2,866
Income tax expense from other comprehensive income	45	—
Changes in operating assets and liabilities:
Current receivables	251	1,272
Other assets	9	(412)
Accounts payable and accrued expenses	(3,353)	(401)
Deferred revenue	148	—

Net cash used in operating activities	(23,759)	(19,735)

Investing activities
Purchase of investments in marketable securities	(7,146)	(35,927)
Proceeds from sale of investments in marketable securities	16,544	36,943
Purchase of property and equipment	—	(92)
Proceeds from sale of property and equipment	21	—

Net cash provided by investing activities	9,419	924

Financing activities
Principal payments on long-term debt	(437)	(422)
Excess tax benefits from stock-based compensation	3,412	—
Proceeds from issuance of common stock, net	297	52

Net cash provided by (used in) financing activities	3,272	(370)

Net decrease in cash and cash equivalents	(11,068)	(19,181)
Cash and cash equivalents at beginning of period	54,485	82,240

Cash and cash equivalents at end of period	$43,417	$63,059

See accompanying notes.

TARGACEPT, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

June 30, 2014

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Company’s audited financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2013. In the opinion of the Company’s management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of its financial position, operating results and cash flows for the periods presented have been included. Operating results for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the full year, for any other interim period or for any future year.

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

June 30, 2014

2. Summary of Significant Accounting Policies (continued)

Level 2 Inputs – inputs other than quoted prices included within Level 1 that are observable for the asset, either directly or indirectly; and

Level 3 Inputs – unobservable inputs for the assets.

The following tables present the Company’s investments in marketable securities (including, if applicable, those classified on the Company’s balance sheet as cash equivalents) that are measured at fair value on a recurring basis as of June 30, 2014 and December 31, 2013, respectively:

June 30, 2014	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(in thousands)
U.S. Treasury and U.S. or state government agency-backed securities	$33,658	$—	$—
Corporate debt securities	—	38,249	—
Municipal bonds	—	2,106	—
Certificates of deposit	5,000	—	—
Accrued interest	405	—	—

Total investments in marketable securities	$39,063	$40,355	$—

December 31, 2013	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(in thousands)
U.S. Treasury and U.S. or state government agency-backed securities	$37,029	$—	$—
Corporate debt securities	—	43,347	—
Municipal bonds	—	3,509	—
Certificates of deposit	5,000	—	—
Accrued interest	407	—	—

Total investments in marketable securities	$42,436	$46,856	$—

Corporate debt securities and municipal bonds are valued based on various observable inputs such as benchmark yields, reported trades, broker/dealer quotes, benchmark securities and bids.

TARGACEPT, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS (continued)

June 30, 2014

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

The Company determines the appropriate classification of marketable securities at the time of purchase and reevaluates its classification as of each balance sheet date. All marketable securities owned during the six months ended June 30, 2014 and 2013 were classified as available-for-sale. The cost of securities sold is based on the specific identification method. Investments in marketable securities are recorded as of each balance sheet date at fair value, with unrealized gains and, to the extent deemed temporary, unrealized losses included in stockholders’ equity. Interest and dividend income on investments in marketable securities, accretion of discounts and amortization of premiums and realized gains and losses are included in interest income in the statement of comprehensive income (loss).

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

June 30, 2014

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

Income Taxes

The Company uses the liability method in accounting for income taxes as required by ASC Topic 740, Income Taxes, or ASC 740. Under ASC 740, deferred tax assets and liabilities are recorded for operating loss and tax credit carryforwards and for the future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the results of operations in the period that includes the enactment date. A valuation

TARGACEPT, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS (continued)

June 30, 2014

2. Summary of Significant Accounting Policies (continued)

allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not that the assets will be realized. ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 requires interim income tax expense or benefit to be calculated using an estimated annual effective tax rate. If a reliable estimate of the annual effective tax rate cannot be made, the Company considers the effective tax rate for the year to date to be the best estimate. Accordingly, the income tax provisions for the three and six months ended June 30, 2014 were determined based on the actual year-to-date effective tax rate because a reliable estimate of the annual effective tax rate cannot be made. ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. The Company’s policy is to classify any interest recognized in accordance with ASC 740 as interest expense and to classify any penalties recognized in accordance with ASC 740 as an expense other than income tax expense.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Basic and diluted:
Net loss	$(8,136)	$(12,371)	$(23,135)	$(20,437)

Weighted average common shares - basic and diluted	33,786,686	33,626,980	33,766,911	33,621,691

Basic and diluted EPS	$(0.24)	$(0.37)	$(0.69)	$(0.61)

Common share equivalents consist of the incremental common shares that would be outstanding upon the exercise of stock options, calculated using the treasury stock method. For the three- and six-month periods ended June 30, 2014 and 2013, the Company excluded all common share equivalents from the calculation of Diluted EPS because the Company had a net loss in those periods. As a result, Diluted EPS is identical to Basic EPS for those periods. If the Company had been in a net income position for the three months ended June 30, 2014 and 2013, 4,785,391 and 4,708,306 shares subject to outstanding stock options, respectively, may have been included in the calculation of common share equivalents using the treasury stock method. If the Company had been in a net income position for the six months ended June 30, 2014 and 2013, 4,873,288 and 4,743,069 shares subject to outstanding stock options, respectively, may have been included in the calculation of common share equivalents using the treasury stock method.

TARGACEPT, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS (continued)

June 30, 2014

2. Summary of Significant Accounting Policies (continued)

Common Stock and Stock-Based Compensation

The Company issued 75,556 shares of common stock upon the exercise of stock options during the six months ended June 30, 2014. The Company issued 103,098 shares of common stock upon the exercise of stock options during the year ended December 31, 2013.

During the six months ended June 30, 2014, the Company granted to employees options to purchase an aggregate of 842,368 shares of common stock. These stock options have an estimated aggregate fair value, using the Black-Scholes-Merton formula, of $3,286,000. The Company is recording this amount, as adjusted for forfeitures, as stock-based compensation on a straight line basis over 16 quarters beginning on the last day of the respective quarters in which the grants were made.

Accumulated Other Comprehensive Income or Loss

Accumulated other comprehensive income or loss, as presented in stockholders’ equity on the Company’s balance sheet, reflects the cumulative net unrealized gains or losses on available-for-sale securities for all periods. The table below reflects changes in accumulated other comprehensive income for the six months ended June 30, 2014, in thousands.

Accumulated other comprehensive income, January 1, 2014	$87
Unrealized loss on available-for-sale securities, net	(17)
Net realized gains on available-for-sale securities reclassified out of other comprehensive income	(5)
Income taxes	45

Accumulated other comprehensive income, June 30, 2014	$110

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

TARGACEPT, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS (continued)

June 30, 2014

2. Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers, or ASU 2014-09. ASU 2014-09 develops a common revenue standard for GAAP and International Financial Reporting Standards and supersedes most current revenue recognition guidance. ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and requires a company to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. The Company is currently evaluating the impact that the implementation of ASU 2014-09 will have on the Company’s financial statements.

3. Investments in Marketable Securities

The following is a reconciliation of amortized cost to fair value of available-for-sale marketable securities (including those classified on the Company’s balance sheet as cash equivalents) held at June 30, 2014 and December 31, 2013:

June 30, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Security type	(in thousands)
Marketable Securities - Short term
U.S. Treasury and U.S. or state government agency-backed securities	$25,801	$28	$—	$25,829
Corporate debt securities	22,154	75	—	22,229
Municipal bonds	930	4	—	934
Certificates of deposit	5,000	—	—	5,000
Accrued interest	306	—	—	306
Marketable Securities - Long term
U.S. Treasury and U.S. or state government agency-backed securities	7,822	8	(1)	7,829
Corporate debt securities - long term	15,979	41	—	16,020
Municipal bonds	1,168	4	—	1,172
Accrued interest	99	—	—	99

Total available-for-sale marketable securities	$79,259	$160	$(1)	$79,418

TARGACEPT, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS (continued)

June 30, 2014

3. Investments in Marketable Securities (continued)

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

As of June 30, 2014, the Company held investments in marketable securities with unrealized gains of $160,000 and unrealized losses of $1,000. For the investments in an unrealized loss position, the duration of the loss was less than 12 months and the investments are not considered to be other-than-temporarily impaired. The Company’s investments in marketable securities as of June 30, 2014, will reach maturity between July 2014 and December 2016, with a weighted average maturity date in April 2015.

4. Income Taxes

Because the Company has incurred cumulative net operating losses since inception, all tax years remain open to examination by U.S. federal, North Carolina and Massachusetts tax authorities. An examination of the Company’s 2010 federal income tax return was completed in 2014 and resulted in an adjustment that increased taxable income for 2010 by $15,064,000, decreased taxable income for 2011 by $1,076,000, and decreased taxable income for 2012 by $13,988,000. The examination adjustment had no cumulative effect on federal net operating loss carryforwards. Exercises of stock options may result in tax deductions for stock-based compensation in excess of expense recorded for the stock options under GAAP. For interim periods within years for which taxable net income is forecasted, the Company recognizes the income tax benefit related to the excess tax deductions as an increase to capital in excess of par value, which based on ASC 740 results in an offsetting charge in the same amount to income tax expense. The examination adjustment to the Company’s 2010 federal income tax return resulted in the realization of an additional $3,412,000 of excess tax deductions and an offsetting charge to income tax expense for the six months ended June 30, 2014. The Company did not recognize any income tax expense for the six months ended June 30, 2013.

As of June 30, 2014, the Company had $3,497,000 remaining of cumulative tax deductions for periods of net loss from exercises of stock options in excess of expense recorded for the stock options under GAAP. The benefit of these excess tax deductions had not begun to be realized as of June 30,

TARGACEPT, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS (continued)

June 30, 2014

4. Income Taxes (continued)

2014 because the Company incurred operating losses in the years in which the respective stock options were exercised and has incurred cumulative net operating losses since inception. Accordingly, the tax benefit will not be recognized as an increase to capital in excess of par value until the excess deductions reduce income taxes payable.

5. Collaboration Agreement

AstraZeneca AB

In December 2005, the Company entered into a collaborative research and license agreement with AstraZeneca AB, or AstraZeneca, that was initially focused in cognitive disorders. In March 2013, the Company and AstraZeneca amended the agreement. As amended, the agreement permits AstraZeneca to pursue development and commercialization of compounds it has licensed from the Company in any therapeutic area.

The Company is eligible to receive license fees and milestone payments under the agreement. The amount of license fees and milestone payments depends on the timing and achievement of specified milestone events.

AstraZeneca paid the Company an initial fee of $10,000,000 in February 2006. The initial fee included $5,000,000 for grants of licenses to develop and commercialize the Company’s product candidate TC-1734 (formerly known also as AZD3480), which the Company recognized on a straight-line basis over the estimated development period for TC-1734. In September 2010, the Company and AstraZeneca amended the agreement to enable the Company to conduct a clinical trial of TC-1734 in mild to moderate Alzheimer’s disease and to provide for respective roles and responsibilities and associated financial terms for such a study. Under the 2010 amendment, the Company received from AstraZeneca cumulative payments of $6,000,000 during 2010 and 2011. At that time, the Company began recognizing the portion of the $5,000,000 received for grants of licenses not yet recognized and the payments received under the 2010 amendment into revenue on a straight-line basis over the period of the Company’s substantive performance obligations under the agreement as amended.

In March 2013, AstraZeneca exercised its right to terminate TC-1734 from the collaboration. As a result, the Company recognized into revenue during the first quarter of 2013 all of the initial fee and payments received under the 2010 amendment that had not yet been recognized as of the date of AstraZeneca’s action, totaling $3,142,000. The Company recognized an aggregate of $3,536,000 of the initial fee and the payments received under the 2010 amendment into revenue during the six months ended June 30, 2013.

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

TARGACEPT, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS (continued)

June 30, 2014

5. Collaboration Agreement (continued)

Based solely on projected activities and timelines, the Company expects that the earliest a contingent milestone payment could be earned under the agreement with respect to AZD1446 is in the first half of 2015, in which case the payment would be $2,000,000 if a development milestone event is achieved. The likelihood that the Company will earn that milestone amount or achieve any particular milestone event with respect to AZD1446 in the first half of 2015 or in any future period is uncertain, and the Company may not earn any milestone amount or achieve any milestone event with respect to AZD1446 in the first half of 2015 or ever. The Company considers that each of the potential milestone events under the agreement with respect to AZD1446 would be substantive because the applicable criteria of its revenue recognition policy (see Note 2) would be satisfied.

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

Overview

Background

We are a biopharmaceutical company that has historically been engaged in the development of novel NNR Therapeutics™ to treat patients suffering from serious nervous system and gastrointestinal / genitourinary diseases and disorders. Our NNR Therapeutics selectively target a class of receptors known as neuronal nicotinic receptors, which we refer to as NNRs. NNRs are found on nerve cells throughout the nervous system and serve as key regulators of nervous system activity.

As described briefly below, we have multiple clinical-stage nicotinic product candidates in therapeutic areas that we believe have significant medical need and commercial potential. However, with the recent clinical trial outcomes in our development programs for TC-5214, TC-1734 and TC-5619, and our resulting development discontinuation decisions, we are now focused on selectively fortifying our pipeline with non-nicotinic opportunities.

•	TC-6499. TC-6499 is a novel small molecule that modulates the activity of the a3ß4 and other NNRs as an agonist. We are currently conducting an exploratory study of TC-6499 as a treatment for diabetic gastroparesis, a disorder that is often debilitating and chronic, and that slows or stops the passage of food from the stomach to the small intestine.

•	AZD1446 (TC-6683). AZD1446 is a novel small molecule that modulates the activity of the a4ß2 NNR and is subject to an ongoing collaboration agreement with AstraZeneca. Development decisions and activities for AZD1446 are substantially within the control of AstraZeneca.

•	TC-5619 and TC-6987. TC-5619 and TC-6987 are novel small molecules that are highly selective for the a7 NNR. The a7 NNR has been shown to play a role in a variety of biological pathways associated with various diseases and disorders. We previously conducted clinical studies of TC-5619 as a potential treatment for schizophrenia and attention deficit hyperactivity disorder and exploratory studies of TC-6987 as a treatment for inflammatory disorders. We do not have plans to pursue additional development of these compounds in these therapeutic areas.

•	TC-1734. TC-1734 (also referred to in previous filings as AZD3480) is a wholly owned novel small molecule that modulates the activity of the a4ß2 NNR. In July 2014, we announced that our Phase 2b clinical trial of TC-1734 as a treatment for mild to moderate Alzheimer’s disease did not meet its primary endpoint. We have no further plans for development of TC-1734.

•	TC-5214. TC-5214 acts as an antagonist on the a3ß4 NNR. We previously conducted clinical studies of TC-5214 as a treatment for major depressive disorder and for overactive bladder. Most recently, in July 2014, we announced that a Phase 2b trial of TC-5214 as a treatment for overactive bladder did not meet one of the trial’s two primary endpoints. We do not have plans to pursue additional development of this compound in these therapeutic areas.

We have an ongoing collaboration agreement with AstraZeneca focused on compounds that act on the a4ß2 NNR, including AZD1446. Under the agreement:

•	AstraZeneca has an exclusive license to AZD1446 and an earlier-stage compound that arose from the preclinical research collaboration conducted under the agreement from January 2006 to January 2010; and

•	AstraZeneca is responsible for substantially all current and future development costs for AZD1446 and the other compound, should it elect to advance it.

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

Except for a small number of periods in which we generated net income due primarily to the recognition into revenue of amounts received under collaboration agreements, we have not been profitable. As of June 30, 2014, we had an accumulated deficit of $303.8 million. We expect that we will incur losses in future periods as we progress our programs and invest in additional product opportunities. Drug development, including clinical trials in particular, is time-consuming, expensive and may never yield a product that will generate revenue.

As a clinical-stage company, our revenues, expenses and results of operations are likely to fluctuate significantly from quarter to quarter and year to year. We believe that period-to-period comparisons of our results of operations should not be relied upon as indicative of our future performance.

Revenue

As of June 30, 2014, we had received $61.6 million in aggregate upfront fees and milestone payments under our ongoing collaboration agreement with AstraZeneca and recognized an additional $26.5 million in collaboration research and development revenue for research services that we provided in the preclinical research collaboration conducted under that agreement. We immediately recognized an aggregate of $32.6 million of the amounts received under the agreement for achievement of milestone events, because each event met the conditions required for immediate recognition under our revenue recognition policy. We deferred recognition of an aggregate of $29.0 million received under the agreement. In March 2013, AstraZeneca exercised its right to terminate TC-1734 from our ongoing collaboration agreement. As a result, we recognized the remaining unrecognized deferred amount of $3.5 million into revenue during the first quarter of 2013. All deferred amounts have been fully recognized into revenue over the respective periods determined by our revenue recognition policy discussed in Note 2 to our unaudited financial statements included in this quarterly report.

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

Research and Development Expenses

Since our inception, we have focused our activities on drug discovery and development programs. Research and development expenses consist principally of charges for third-party services associated with our clinical-stage programs and preclinical research, salaries and other related costs for personnel in research and development functions and depreciation and other facility costs related to research and development functions. We record research and development expenses as they are incurred. Research and development expenses represented approximately 65% and 76% of our total operating expenses for the three months ended June 30, 2014 and 2013, respectively, and 72% and 73% of our total operating expenses for the six months ended June 30, 2014 and 2013, respectively.

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

Income Taxes

We have incurred cumulative net operating losses through June 30, 2014 and have not paid federal, state or foreign income taxes for any period. An examination of our 2010 federal income tax return was completed in 2014 and resulted in an adjustment that increased taxable income for 2010 by $15.1 million, decreased taxable income for 2011 by $1.1 million and decreased taxable income for 2012 by $14.0 million. The cumulative adjustment had no effect on our federal net operating loss carryforwards. The application of U.S. generally accepted accounting principles, or GAAP, may for some periods result in non-cash income tax expense or benefit being reflected in our Statement of Comprehensive Income (Loss). Exercises of stock options in periods of net income may result in tax deductions for stock-based compensation in excess of expense recorded for the stock options under GAAP. For interim periods within years for which net income is forecasted, we recognize the income tax benefit related to the excess tax deductions as an increase to capital in excess of par value and, based on Accounting Standards Codification ASC Topic 740, Income Taxes, record an offsetting charge in the same amount to income tax expense. The examination adjustment to our 2010 federal income tax return resulted in the realization of an additional $3.4 million of excess tax deductions and an offsetting charge to income tax expense for the six months ended June 30, 2014.

As of June 30, 2014, we had $3.9 million remaining of cumulative tax deductions for periods of net loss from exercises of stock options in excess of expense recorded for the stock options under GAAP. The benefit of these excess tax deductions had not begun to be realized as of June 30, 2014 because we have incurred cumulative net operating losses since inception. This benefit will not be recognized as an increase to capital in excess of par value until the excess deductions reduce income taxes payable.

As of June 30, 2014, we had net operating loss carryforwards of $251.2 million for federal income tax purposes and $236.9 million for state income tax purposes and we had research and development income tax credit carryforwards of $12.8 million for federal income tax purposes and $587,000 for state income tax purposes. The federal net operating loss carryforwards begin to expire in 2024. The state net operating loss carryforwards begin to expire in 2019. The federal and state research and development tax credits begin to expire in 2021. As a result of various factors, including the subjectivity of measurements used in the calculation of particular tax positions taken or that may in the future be taken in our tax returns, it is uncertain whether or to what extent we will be eligible to use the tax credits.

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

Fair Value

The carrying amounts of our cash and cash equivalents, investments in marketable securities, accounts receivable, accounts payable and accrued expenses are considered to be representative of their respective fair values due to their short-term natures and, in the case of short-term investments, their market interest rates. Likewise, the carrying amounts of our long-term debts are considered to be representative of their fair value due to their market interest rates. Cash that we do not expect to use to fund our short-term liquidity requirements is invested in corporate debt securities and municipal bonds rated at least A quality or equivalent, U.S. Treasury notes and bonds, U.S. and state government agency backed certificates and certificates of deposit. Our investments in marketable securities, which would include marketable securities classified on our balance sheet as cash equivalents, are recorded at quoted market prices or observable market inputs and totaled $79.4 million at June 30, 2014.

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

Results of Operations

Three Months ended June 30, 2014 and 2013

Net Operating Revenues

	Three Months Ended June 30,
	2014	2013	Change
	(in thousands)
Operating revenues:
License fees and milestones from collaborations	$—	$—	$—
Grant revenue	36	—	36

Net operating revenues	$36	$—	$36

Net operating revenues for the three months ended June 30, 2014 increased by $36,000 as compared to the three months ended June 30, 2013, as a result of the grant we were awarded in March 2014 as a subcontractor under a grant to the California Institute of Technology.

Research and Development Expenses

	Three Months Ended June 30,
	2014	2013	Change
	(in thousands)

Research and development expenses	$5,408	$9,454	$(4,046)

Research and development expenses for the three months ended June 30, 2014 decreased by $4.0 million as compared to the three months ended June 30, 2013. The lower research and development expenses were principally attributable to a decrease of $3.5 million in costs incurred for third-party services associated with our clinical-stage programs to $3.2 million for the 2014 period, from $6.7 million for the 2013 period. This decrease was principally due to decreased costs related to our Phase 2b study of TC-5619 in schizophrenia, which we completed in the fourth quarter of 2013. The lower research and development expenses were also attributable to a decrease of $588,000 in research and development-related operating costs, including infrastructure and compensation-related expenses for research and development personnel, to $2.1 million for the 2014 period, from $2.7 million for the 2013 period.

The costs that we incurred for the three months ended June 30, 2014 and 2013 for third-party services in connection with research and development of clinical-stage product candidates are shown in the table below.

	Three Months Ended June 30,
	2014	2013	Change
	(in thousands)

TC-5214 overactive bladder	$2,532	$2,021	$511
TC-6499	632	28	604
TC-1734	583	1,381	(798)
TC-5619	—	3,226	(3,226)
AZD1446	—	—	—

With the completion in mid-2014 of the Phase 2b clinical trials of TC-5214 in overactive bladder and TC-1734 in Alzheimer’s disease, we expect that our expenses for these programs in the second half of 2014 will be substantially less than in the first half of 2014 and for the comparable 2013 periods.

General and Administrative Expenses

	Three Months Ended June 30,
	2014	2013	Change
	(in thousands)

General and administrative expenses	$2,867	$3,034	$(167)

General and administrative expenses for the three months ended June 30, 2014 decreased by $167,000 as compared to the three months ended June 30, 2013. The lower general and administrative expenses were primarily attributable to a decrease of $134,000 in stock-based compensation for general and administrative personnel.

Six Months ended June 30, 2014 and 2013

Net Operating Revenues

	Six Months Ended June 30,
	2014	2013	Change
	(in thousands)
Operating revenues:
License fees and milestones from collaborations	$—	$3,536	$(3,536)
Grant revenue	123	—	123

Net operating revenues	$123	$3,536	$(3,413)

Net operating revenues for the six months ended June 30, 2014 decreased by $3.4 million as compared to the six months ended June 30, 2013, primarily as a result of a decrease in license fees and milestones from collaborations. License fees and milestones from collaborations for the 2013 period reflected recognition of the remaining $3.5 million balance of deferred revenue from payments previously received under our ongoing collaboration agreement with AstraZeneca, triggered by AstraZeneca’s decision to exercise its right to terminate TC-1734 from the collaboration.

Research and Development Expenses

	Six Months Ended June 30,
	2014	2013	Change
	(in thousands)

Research and development expenses	$14,488	$17,774	$(3,286)

Research and development expenses for the six months ended June 30, 2014 decreased by $3.3 million as compared to the six months ended June 30, 2013. The lower research and development expenses were principally attributable to a decrease of $1.9 million in costs incurred for third-party services associated with our clinical-stage programs to $9.8 million for the 2014 period, from $11.7 million for the 2013 period. This decrease was principally due to lower costs related to our Phase 2b study of TC-5619 in schizophrenia, which we completed in the fourth quarter of 2013, and was partially offset by increased costs related to the recently completed Phase 2b study of TC-5214 in overactive bladder, which we initiated in the second quarter of 2013, and costs related to our ongoing exploratory study of TC-6499 in diabetic gastroparesis, which we initiated in June 2014. The lower research and development expenses were also attributable to a decrease of $1.6 million in research and development-related operating costs, including infrastructure and compensation-related expenses for research and development personnel, to $4.3 million for the 2014 period, from $5.9 million for the 2013 period.

The costs that we incurred for the six months ended June 30, 2014 and 2013 for third-party services in connection with research and development of clinical-stage product candidates are shown in the table below.

	Six Months Ended June 30,
	2014	2013	Change
	(in thousands)

TC-5214 overactive bladder	$7,300	$2,901	$4,399
TC-1734	1,541	2,220	(679)
TC-6499	1,220	28	1,192
TC-5619	—	6,636	(6,636)
AZD1446	—	—	—

General and Administrative Expenses

	Six Months Ended June 30,
	2014	2013	Change
	(in thousands)

General and administrative expenses	$5,630	$6,524	$(894)

General and administrative expenses for the six months ended June 30, 2014 decreased by $894,000 as compared to the six months ended June 30, 2013. The lower general and administrative expenses were primarily attributable to the non-recurrence of $467,000 in non-cash stock-based compensation charges resulting from the partial accelerated vesting of, and extended exercise periods for, certain outstanding stock options held by a former executive officer who departed Targacept in March 2013, and $309,000 in severance and other charges resulting from the departure of the former executive officer.

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

Our cash, cash equivalents and investments in marketable securities were $122.8 million as of June 30, 2014 and $143.8 million as of December 31, 2013. As of June 30, 2014, we had $40.2 million of cash in bank depository accounts and institutional money market funds at Branch Banking and Trust Company, PNC Bank and Wells Fargo & Company. Substantially all of our remaining cash, cash equivalents and investments were invested as of June 30, 2014 in corporate debt securities and municipal bonds rated at least A quality or equivalent, U.S. Treasury notes and bonds, U.S. and state government agency-backed securities and certificates of deposit.

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

We have borrowed amounts under a loan agreement with a bank that we entered into in July 2010 to fund the purchase of equipment, furnishings, software and other fixed assets. As of June 30, 2014, the aggregate outstanding principal balance under the loan facility was $699,000 and there is no additional borrowing capacity remaining available to us.

Cash Flows

	Six Months Ended June 30,
	2014	2013	Change
	(in thousands)

Net cash used in operating activities	$(23,759)	$(19,735)	$(4,024)
Net cash provided by investing activities	9,419	924	8,495
Net cash provided by (used in) financing activities	3,272	(370)	3,642

Net decrease in cash and cash equivalents	$(11,068)	$(19,181)

Net cash used in operating activities for the six months ended June 30, 2014 increased by $4.0 million as compared to the six months ended June 30, 2013. For the six months ended June 30, 2014, net cash used in operating activities was principally attributable to $21.5 million in payments made for research and development and general and administrative charges; and realization of $3.4 million of excess tax deductions, which is reflected as an increase to our net loss for the six months ended June 30, 2014, recorded upon the completion during 2014 of an examination of our 2010 federal income tax return. These cash outflows were partially offset by $831,000 of amortization of premiums paid for available-for-sale securities, interest income from available-for-sale securities and other investment-related operating activities. For the six months ended June 30, 2013, net cash used in operating activities was primarily attributable to $21.8 million in payments made for research and development and general and administrative charges. These cash payments were partially offset by $863,000 of investment-related cash receipts.

Net cash provided by investing activities for the six months ended June 30, 2014 increased by $8.5 million. Cash provided by or used in investing activities reflects the portion of our cash that we allocate to, and the timing of purchases and maturities of, our investments in marketable securities and equipment purchases. Our net sales of investments in marketable securities were $9.4 million and $1.0 million for the 2014 period and 2013 period, respectively.

Net cash provided by financing activities for the six months ended June 30, 2014 was $3.3 million. Net cash used in financing activities for the six months ended June 30, 2013 was $370,000, a change of $3.6 million. The change reflects the realization of $3.4 million of stock-based compensation excess tax deductions for the six months ended June 30, 2014 and higher proceeds from the issuance of common stock as a result of increased employee stock option activity for the 2014 period.

Funding Requirements

As of June 30, 2014, we had an accumulated deficit of $303.8 million. We may require additional capital in future periods as our product candidates advance into later-stage development and as we progress our programs and invest in additional product opportunities. However, we may generate positive cash flow for any particular reporting period as a result of the timing of milestone events that may be achieved under our ongoing collaboration agreement with AstraZeneca or any potential future collaboration agreement that we enter into and the timing and extent of costs incurred related to development of our product candidates. Our future capital requirements are difficult to forecast and will depend on many factors, including:

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

Our existing capital resources may not be sufficient to enable us to fund the completion of the development of any of our product candidates. As of June 30, 2014, cash and investments in marketable securities totaled $122.8 million and we expect our cash and investments in marketable securities balance at December 31, 2014 to be approximately $107.0 million. The anticipated cash outlay over the remainder of 2014 includes expected cash payments for close out costs on the recently completed clinical trials with TC-1734 in Alzheimer’s disease and TC-5214 in overactive bladder of approximately $6.4 million. Our operating plan may change as a result of many factors, including those described above, and we may need additional funds sooner than planned to meet operational needs and capital requirements.

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

The primary objectives of our investment activities are to preserve our capital and meet our liquidity needs to fund operations. We also seek to generate competitive rates of return from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of cash equivalents and investments in a variety of securities that are of high credit quality based on ratings from commonly relied upon rating agencies. As of June 30, 2014, we had cash, cash equivalents and investments in marketable securities of $122.8 million. Our cash, cash equivalents and investments in marketable securities may be subject to interest rate risk and could fall in value if market interest rates increase. However, because our cash is invested in accounts with market interest rates and because our cash equivalents and investments in marketable securities are traded in active markets, we believe that our exposure to interest rate risk is not significant and estimate that an immediate and uniform 10% increase in market interest rates from levels as of June 30, 2014 would not have a material impact on the total fair value of our portfolio.

We sometimes contract for the conduct of clinical trials or other research and development and manufacturing activities with contract research organizations, clinical trial sites and contract manufacturers in Europe or elsewhere outside of the United States. We may be subject to exposure to fluctuations in foreign currency exchange rates in connection with these agreements. If the average exchange rate between the currency of our payment obligations under any of these agreements and the U.S. dollar were to strengthen or weaken by 10% against the corresponding exchange rate as of June 30, 2014, we estimate that the impact on our financial position, results of operations and cash flows would not be material. We do not hedge our foreign currency exposures.

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

(b) Changes in Internal Controls. No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2014 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

TARGACEPT, INC.

Date: August 7, 2014	/s/ Stephen A. Hill
Stephen A. Hill
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2014	/s/ Alan A. Musso
Alan A. Musso
Senior Vice President, Finance and Administration, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets as of June 30, 2014 and December 31, 2013 (Unaudited); (ii) the Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2014 and 2013 (Unaudited); (iii) the Statements of Cash Flows for the six months ended June 30, 2014 and 2013 (Unaudited); and (iv) the Notes to Unaudited Financial Statements.