Form 10-Q
period 2014-09-30
TARGACEPT INC
filed 2014-11-06
CIK 1124105

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

As of October 31, 2014, the registrant had 34,311,435 shares of common stock, $0.001 par value per share, outstanding.

TARGACEPT, INC.

FORM 10-Q

PART I. Financial Information

Cautionary Note Regarding Forward-Looking Statements

This quarterly report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, which we refer to as the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act. For this purpose, any statement contained in this quarterly report, other than statements of historical fact, regarding, among other things:

•	the progress, scope or duration of the development of our product candidates or programs, such as the target indication(s) for development, the size, design, population, location, conduct, objective, duration or endpoints of any clinical trial, or the timing for initiation or completion of or availability of results from any clinical trial, for submission or approval of any regulatory application, for interactions with regulatory authorities;

•	the benefits that may be derived from any of our product candidates or the commercial opportunity in any target indication;

•	our operations, financial position, revenues, costs or expenses; or

•	our strategies, prospects, plans, expectations or objectives

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

•	whether our previous findings from clinical and nonclinical studies and assessments of TC-6499 in indications other than diabetic gastroparesis are predictive of a benefit for TC-6499 as a treatment for diabetic gastroparesis;

•	the conduct and results of clinical trials and non-clinical studies and assessments of any of our product candidates, including the performance of third parties engaged to execute them, delays resulting from any changes to the applicable protocols or difficulties or delays in subject enrollment or data analysis;

•	our ability to establish additional strategic alliances, collaborations or licensing or other strategic arrangements or transactions on favorable terms;

•	our ability to protect our intellectual property; and

•	the timing and success of submission, acceptance and approval of regulatory applications for our product candidates.

Risks and uncertainties that we face are described in greater detail under the caption “Risk Factors” in Item 1A of Part II of this quarterly report and in other filings that we make with the Securities and Exchange Commission, or SEC. As a result of the risks and uncertainties to which our business is subject, the results or events indicated by any forward-looking statement may not occur. We caution you not to place undue reliance on any forward-looking statement.

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

TARGACEPT, INC.

BALANCE SHEETS

(in thousands, except share and par value amounts)

(unaudited)

	September 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$45,707	$54,485
Investments in marketable securities – short term	52,209	37,844
Current receivables	57	278
Prepaid expenses	1,016	999

Total current assets	98,989	93,606
Investments in marketable securities – long term	16,630	51,448
Property and equipment, net	483	682
Intangible assets	—	97
Other assets	19	40

Total assets	$116,121	$145,873

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$364	$1,296
Accrued expenses	2,370	8,830
Current portion of long-term debt	478	853

Total current liabilities	3,212	10,979
Long-term debt, net of current portion	—	283

Total liabilities	3,212	11,262
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value, 100,000,000 shares authorized and 33,793,735 and 33,718,179 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	34	34
Preferred stock, $0.001 par value, 5,000,000 shares authorized and 0 shares issued and outstanding at September 30, 2014 and December 31, 2013	—	—
Capital in excess of par value	421,448	415,123
Accumulated other comprehensive income	55	87
Accumulated deficit	(308,628)	(280,633)

Total stockholders’ equity	112,909	134,611

Total liabilities and stockholders’ equity	$116,121	$145,873

See accompanying notes.

TARGACEPT, INC.

STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Operating revenues:
License fees and milestones from collaborations	$—	$—	$—	$3,536
Grant and other revenue	25	—	148	—

Net operating revenues	25	—	148	3,536
Operating expenses:
Research and development (including stock-based compensation of $372 and $610 for the three months ended September 30, 2014 and 2013, respectively; and $1,220 and $1,985 for the nine months ended September 30, 2014 and 2013, respectively)	2,655	10,312	17,143	28,086
General and administrative (including stock-based compensation of $435 and $682 for the three months ended September 30, 2014 and 2013, respectively; and $1,397 and $2,172 for the nine months ended September 30, 2014 and 2013, respectively)	2,358	2,834	7,988	9,358

Total operating expenses	5,013	13,146	25,131	37,444

Loss from operations	(4,988)	(13,146)	(24,983)	(33,908)
Other income (expense):
Interest income	144	257	476	612
Interest expense	(5)	(13)	(20)	(43)

Total other income (expense)	139	244	456	569

Loss before taxes	(4,849)	(12,902)	(24,527)	(33,339)
Income tax expense	(11)	—	(3,468)	—

Net loss	$(4,860)	$(12,902)	$(27,995)	$(33,339)

Basic and diluted net loss per share	$(0.14)	$(0.38)	$(0.83)	$(0.99)

Weighted average common shares outstanding – basic and diluted	33,793,735	33,644,256	33,775,951	33,629,295

Net loss	$(4,860)	$(12,902)	$(27,995)	$(33,339)
Unrealized (loss) gain on available-for-sale securities, net	(55)	109	(32)	(106)

Comprehensive loss	$(4,915)	$(12,793)	$(28,027)	$(33,445)

See accompanying notes.

TARGACEPT, INC.

STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2014	2013
Operating activities
Net loss	$(27,995)	$(33,339)
Adjustments to reconcile net loss to net cash used in operating activities:
Recognition of deferred revenue	(148)	(3,536)
Amortization of premium on marketable securities, net	633	680
Depreciation and amortization	286	522
Stock-based compensation expense	2,617	4,157
Income tax expense from other comprehensive income	56	—
Changes in operating assets and liabilities:
Current receivables	220	322
Other assets	144	128
Accounts payable and accrued expenses	(7,392)	1,622
Deferred revenue	148	—

Net cash used in operating activities	(31,431)	(29,444)

Investing activities
Purchase of investments in marketable securities	(7,169)	(47,004)
Proceeds from sale of investments in marketable securities	26,747	55,406
Purchase of property and equipment	(4)	(92)
Proceeds from sale of property and equipment	29	1,163

Net cash provided by investing activities	19,603	9,473

Financing activities
Principal payments on long-term debt	(658)	(636)
Excess tax benefits from stock-based compensation	3,412	—
Proceeds from issuance of common stock, net	296	106

Net cash provided by (used in) financing activities	3,050	(530)

Net decrease in cash and cash equivalents	(8,778)	(20,501)
Cash and cash equivalents at beginning of period	54,485	82,240

Cash and cash equivalents at end of period	$45,707	$61,739

See accompanying notes.

TARGACEPT, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

September 30, 2014

1. The Company and Nature of Operations

Targacept, Inc., or the Company, is a Delaware corporation formed on March 7, 1997. The Company is a biopharmaceutical company that has historically been engaged in the development of novel NNR Therapeutics™ to treat patients suffering from serious nervous system and gastrointestinal/ genitourinary diseases and disorders. The Company’s NNR Therapeutics selectively target neuronal nicotinic receptors, which it refers to as NNRs. Its facilities are located in Winston-Salem, North Carolina.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Company’s audited financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2013. In the opinion of the Company’s management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of its financial position, operating results and cash flows for the periods presented have been included. Operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the full year, for any other interim period or for any future year.

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

September 30, 2014

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

The following tables present the Company’s investments in marketable securities (including, if applicable, those classified on the Company’s balance sheet as cash equivalents) that are measured at fair value on a recurring basis as of September 30, 2014 and December 31, 2013, respectively:

September 30, 2014	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(in thousands)
U.S. Treasury and U.S. or state government agency-backed securities	$25,937	$—	$—
Corporate debt securities	—	36,048	—
Municipal bonds	—	1,577	—
Certificates of deposit	5,023	—	—
Accrued interest	254	—	—

Total investments in marketable securities	$31,214	$37,625	$—

December 31, 2013	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(in thousands)
U.S. Treasury and U.S. or state government agency-backed securities	$37,029	$—	$—
Corporate debt securities	—	43,347	—
Municipal bonds	—	3,509	—
Certificates of deposit	5,000	—	—
Accrued interest	407	—	—

Total investments in marketable securities	$42,436	$46,856	$—

Corporate debt securities and municipal bonds are valued based on various observable inputs such as benchmark yields, reported trades, broker/dealer quotes, benchmark securities and bids.

TARGACEPT, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS  (continued)

September 30, 2014

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

The Company determines the appropriate classification of marketable securities at the time of purchase and reevaluates its classification as of each balance sheet date. All marketable securities owned during the nine months ended September 30, 2014 and 2013 were classified as available-for-sale. The cost of securities sold is based on the specific identification method. Investments in marketable securities are recorded as of each balance sheet date at fair value, with unrealized gains and, to the extent deemed temporary, unrealized losses included in stockholders’ equity. Interest and dividend income on investments in marketable securities, accretion of discounts and amortization of premiums and realized gains and losses are included in interest income in the statement of comprehensive income (loss).

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

September 30, 2014

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

Income Taxes

The Company uses the liability method in accounting for income taxes as required by ASC Topic 740, Income Taxes, or ASC 740. Under ASC 740, deferred tax assets and liabilities are recorded for operating loss and tax credit carryforwards and for the future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the results of operations in the period that includes the enactment date. A valuation

TARGACEPT, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS  (continued)

September 30, 2014

2. Summary of Significant Accounting Policies  (continued)

allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not that the assets will be realized. ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 requires interim income tax expense or benefit to be calculated using an estimated annual effective tax rate. If a reliable estimate of the annual effective tax rate cannot be made, the Company considers the effective tax rate for the year to date to be the best estimate. Accordingly, the income tax provisions for the three and nine months ended September 30, 2014 were determined based on the actual year-to-date effective tax rate because a reliable estimate of the annual effective tax rate cannot be made. ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. The Company’s policy is to classify any interest recognized in accordance with ASC 740 as interest expense and to classify any penalties recognized in accordance with ASC 740 as an expense other than income tax expense.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Basic and diluted:
Net loss	$(4,860)	$(12,902)	$(27,995)	$(33,339)

Weighted average common shares – basic and diluted	33,793,735	33,644,256	33,775,951	33,629,295

Basic and diluted EPS	$(0.14)	$(0.38)	$(0.83)	$(0.99)

Common share equivalents consist of the incremental common shares that would be outstanding upon the exercise of stock options, calculated using the treasury stock method. For the three- and nine-month periods ended September 30, 2014 and 2013, the Company excluded all common share equivalents from the calculation of Diluted EPS because the Company had a net loss in those periods. As a result, Diluted EPS is identical to Basic EPS for those periods. If the Company had been in a net income position for the three months ended September 30, 2014 and 2013, 4,687,285 and 4,808,429 shares subject to outstanding stock options, respectively, may have been included in the calculation of common share equivalents using the treasury stock method. If the Company had been in a net income position for the nine months ended September 30, 2014 and 2013, 4,810,606 and 4,765,095 shares subject to outstanding stock options, respectively, may have been included in the calculation of common share equivalents using the treasury stock method.

TARGACEPT, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS  (continued)

September 30, 2014

2. Summary of Significant Accounting Policies  (continued)

Common Stock and Stock-Based Compensation

The Company issued 75,556 shares of common stock upon the exercise of stock options during the nine months ended September 30, 2014. The Company issued 103,098 shares of common stock upon the exercise of stock options during the year ended December 31, 2013.

During the nine months ended September 30, 2014, the Company granted to employees options to purchase an aggregate of 849,118 shares of common stock. These stock options have an estimated aggregate fair value, using the Black-Scholes-Merton formula, of $3,311,000. The Company is recording this amount, as adjusted for forfeitures, as stock-based compensation on a straight line basis over 16 quarters beginning on the last day of the respective quarters in which the grants were made. In October 2014, the Company granted to employees 517,700 unvested stock awards. These stock awards have an estimated fair value of $1,222,000. The Company will record this amount, as adjusted for forfeitures, as stock-based compensation on a straight line basis over the vesting period, which ends December 31, 2016.

Accumulated Other Comprehensive Income or Loss

Accumulated other comprehensive income or loss, as presented in stockholders’ equity on the Company’s balance sheet, reflects the cumulative net unrealized gains or losses on available-for-sale securities for all periods. The table below reflects changes in accumulated other comprehensive income for the nine months ended September 30, 2014, in thousands.

Accumulated other comprehensive income, January 1, 2014	$87
Unrealized loss on available-for-sale securities, net	(82)
Net realized gains on available-for-sale securities reclassified out of other comprehensive income	(6)
Income taxes	56

Accumulated other comprehensive income, September 30, 2014	$55

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

The Company assesses the net realizable value of its long-lived assets, including capitalized intellectual property, and evaluates these assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment charge would be recognized when the estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. An impairment charge, if recognized, would be based on the excess of the carrying value of the impaired asset over its estimated fair value. As a result of the decision to discontinue development of TC-5214, the Company determined during the three months ended September 30, 2014 the carrying value of the related capitalized intellectual property was not recoverable and, accordingly, recorded an impairment charge for its full carrying value, which was $89,000 as of June 30, 2014.

TARGACEPT, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS  (continued)

September 30, 2014

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

TARGACEPT, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS  (continued)

September 30, 2014

3. Investments in Marketable Securities

The following is a reconciliation of amortized cost to fair value of available-for-sale marketable securities (including those classified on the Company’s balance sheet as cash equivalents) held at September 30, 2014 and December 31, 2013:

September 30, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Security type	(in thousands)
Marketable Securities – Short term
U.S. Treasury and U.S. or state government agency-backed securities	$22,297	$23	$—	$22,320
Corporate debt securities	23,378	46	—	23,424
Municipal bonds	1,280	3	—	1,283
Certificates of deposit	5,023	—	—	5,023
Accrued interest	159	—	—	159
Marketable Securities – Long term
U.S. Treasury and U.S. or state government agency-backed securities	3,615	2	—	3,617
Corporate debt securities – long term	12,604	23	(3)	12,624
Municipal bonds	295		(1)	294
Accrued interest	95	—	—	95

Total available-for-sale marketable securities	$68,746	$97	$(4)	$68,839

December 31, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Security type	(in thousands)
Marketable Securities – Short term
U.S. Treasury and U.S. or state government agency-backed securities	$16,352	$39	$—	$16,391
Corporate debt securities	14,307	35	—	14,342
Municipal bonds	1,910	3		1,913
Certificates of deposit	5,000	—	—	5,000
Accrued interest	198	—	—	198
Marketable Securities – Long term
U.S. Treasury and U.S. or state government agency-backed securities	20,628	14	(4)	20,638
Corporate debt securities	28,909	101	(5)	29,005
Municipal bonds	1,598	4	(6)	1,596
Accrued interest	209	—	—	209

Total available-for-sale marketable securities	$89,111	$196	$(15)	$89,292

As of September 30, 2014, the Company held investments in marketable securities with unrealized gains of $97,000 and unrealized losses of $4,000. For the investments in an unrealized loss position, the duration of the loss was less than 12 months and the investments are not considered to be other-than-temporarily impaired. The Company’s investments in marketable securities as of September 30, 2014, will reach maturity between October 2014 and December 2016, with a weighted average maturity date in May 2015.

TARGACEPT, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS  (continued)

September 30, 2014

4. Income Taxes

Because the Company has incurred cumulative net operating losses since inception, all tax years remain open to examination by U.S. federal, North Carolina and Massachusetts tax authorities. An examination of the Company’s 2010 federal income tax return was completed in 2014 and resulted in an adjustment that increased taxable income for 2010 by $15,064,000, decreased taxable income for 2011 by $1,076,000, and decreased taxable income for 2012 by $13,988,000. The examination adjustment had no cumulative effect on federal net operating loss carryforwards. Exercises of stock options may result in tax deductions for stock-based compensation in excess of expense recorded for the stock options under GAAP. For interim periods within years for which taxable net income is forecasted, the Company recognizes the income tax benefit related to the excess tax deductions as an increase to capital in excess of par value, which based on ASC 740 results in an offsetting charge in the same amount to income tax expense. The examination adjustment to the Company’s 2010 federal income tax return resulted in the realization of an additional $3,412,000 of excess tax deductions and an offsetting charge to income tax expense for the nine months ended September 30, 2014. The Company did not recognize any income tax expense for the nine months ended September 30, 2013.

As of September 30, 2014, the Company had $3,915,000 remaining of cumulative tax deductions for periods of net loss from exercises of stock options in excess of expense recorded for the stock options under GAAP. The benefit of these excess tax deductions had not begun to be realized as of September 30, 2014 because the Company incurred operating losses in the years in which the respective stock options were exercised and has incurred cumulative net operating losses since inception. Accordingly, the tax benefit will not be recognized as an increase to capital in excess of par value until the excess deductions reduce income taxes payable.

5. Collaboration Agreement

AstraZeneca AB

In December 2005, the Company entered into a collaborative research and license agreement with AstraZeneca AB, or AstraZeneca, that was initially focused in cognitive disorders. In October 2014, AstraZeneca terminated the agreement in its entirety, effective January 2015. When termination of the agreement becomes effective, all remaining rights and licenses to compounds granted by the Company under the agreement to AstraZeneca will terminate and revert to the Company, including the rights and license relating to the Company’s product candidate TC-6683 (also known as AZD1446).

AstraZeneca paid the Company an initial fee of $10,000,000 under the agreement in February 2006. The initial fee included $5,000,000 for grants of licenses to develop and commercialize the Company’s product candidate TC-1734 (formerly known also as AZD3480), which the Company recognized on a straight-line basis over the estimated development period for TC-1734. In September 2010, the Company and AstraZeneca amended the agreement to enable the Company to conduct a clinical trial of TC-1734 in mild to moderate Alzheimer’s disease and to provide for

TARGACEPT, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS  (continued)

September 30, 2014

5. Collaboration Agreement  (continued)

respective roles and responsibilities and associated financial terms for such a study. Under the 2010 amendment, the Company received from AstraZeneca cumulative payments of $6,000,000 during 2010 and 2011. At that time, the Company began recognizing the portion of the $5,000,000 received for grants of licenses not yet recognized and the payments received under the 2010 amendment into revenue on a straight-line basis over the period of the Company’s substantive performance obligations under the agreement as amended.

In March 2013, the Company and AstraZeneca amended the agreement to permit AstraZeneca to pursue development and commercialization of compounds it had licensed from the Company in any therapeutic area. Also in March 2013, AstraZeneca exercised its right to terminate TC-1734 from the collaboration. As a result, the Company recognized into revenue during the first quarter of 2013 all of the initial fee and payments received under the 2010 amendment that had not yet been recognized as of the date of AstraZeneca’s action, totaling $3,142,000. The Company recognized an aggregate of $3,536,000 of the initial fee and the payments received under the 2010 amendment into revenue during the nine months ended September 30, 2013.

Under the agreement, AstraZeneca paid the Company an aggregate of $88,120,000, including the initial fee and payments upon the achievement of milestone events, to maintain option rights and for research services rendered in the completed preclinical research collaboration. This entire amount had been fully recognized into revenue in previous periods.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the related notes included in this quarterly report and our audited financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2013, which is on file with the SEC. In addition to historical information, the following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results, performance or experience could differ materially from what is indicated by any forward-looking statement due to various important factors, risks and uncertainties, including, but not limited to, those set forth in Part I of this quarterly report under the heading “Cautionary Note Regarding Forward-Looking Statements”, in Part II, Item 1A of this quarterly report under the heading “Risk Factors,” or in other filings that we make with the SEC.

Overview

Background

We are a biopharmaceutical company that has historically been engaged in the development of novel NNR Therapeutics™ to treat patients suffering from serious nervous system and gastrointestinal/genitourinary diseases and disorders. Our NNR Therapeutics selectively target a class of receptors known as neuronal nicotinic receptors, which we refer to as NNRs. NNRs are found on nerve cells throughout the nervous system and serve as key regulators of nervous system activity. However, due to the recent clinical trial outcomes in our development programs for TC-5214, TC-1734 and TC-5619, and the resulting development discontinuation decisions, we are now focused on strategic arrangements or transactions that would fortify our pipeline with non-nicotinic opportunities.

As described briefly below, we have multiple clinical-stage nicotinic product candidates that we believe could address significant medical needs.

•	TC-6499. TC-6499 is a novel small molecule that modulates the activity of the a3ß4 and other NNRs as an agonist. We are currently conducting an exploratory study of TC-6499 as a treatment for diabetic gastroparesis, a disorder that is often debilitating and chronic, and that slows or stops the passage of food from the stomach to the small intestine.

•	TC-6683 (formerly AZD1446). TC-6683 is a novel small molecule that modulates the activity of the a4ß2 NNR. TC-6683 is subject to our collaboration agreement with AstraZeneca that AstraZeneca has terminated, effective January 2015. Upon termination of the agreement, all rights to TC-6683 will revert to Targacept. We do not have current plans to pursue additional development of TC-6683.

•	TC-5619 and TC-6987. TC-5619 and TC-6987 are novel small molecules that are highly selective for the a7 NNR. The a7 NNR has been shown to play a role in a variety of biological pathways associated with various diseases and disorders. We previously conducted clinical studies of TC-5619 as a potential treatment for schizophrenia and attention deficit hyperactivity disorder and exploratory studies of TC-6987 as a treatment for inflammatory disorders. We do not have plans to pursue additional development of these compounds in these therapeutic areas.

•	TC-1734. TC-1734 (also referred to in previous filings as AZD3480) is a wholly owned novel small molecule that modulates the activity of the a4ß2 NNR. In July 2014, we announced that our Phase 2b clinical trial of TC-1734 as a treatment for mild to moderate Alzheimer’s disease did not meet its primary endpoint. We have no further plans for development of TC-1734.

•	TC-5214. TC-5214 acts as an antagonist on the a3ß4 NNR. We previously conducted clinical studies of TC-5214 as a treatment for major depressive disorder and for overactive bladder. Most recently, in July 2014, we announced that a Phase 2b trial of TC-5214 as a treatment for overactive bladder did not meet one of the trial’s two co-primary endpoints. We do not have plans to pursue additional development of this compound in these therapeutic areas.

We are party to a collaboration agreement with AstraZeneca focused on compounds that act on the a4ß2 NNR, which AstraZeneca terminated in October 2014, effective January 2015. Under the agreement AstraZeneca was granted an exclusive license to TC-6683 and an earlier-stage compound that arose from the preclinical research collaboration conducted under the agreement from January 2006 to January 2010. The rights to TC-6683 and the other compound will revert to Targacept upon effectiveness of termination of the collaboration agreement in January 2015.

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

Except for a small number of periods in which we generated net income due primarily to the recognition into revenue of amounts received under collaboration agreements, we have not been profitable. As of September 30, 2014, we had an accumulated deficit of $308.6 million. We expect that we will incur losses in future periods as we progress our current program and invest in additional product or other strategic opportunities. Drug development, including clinical trials in particular, is time-consuming, expensive and may never yield a product that will generate revenue.

As a clinical-stage company, our revenues, expenses and results of operations are likely to fluctuate significantly from quarter to quarter and year to year. We believe that period-to-period comparisons of our results of operations should not be relied upon as indicative of our future performance.

Revenue

As of September 30, 2014, we had received $61.6 million in aggregate upfront fees and milestone payments under our collaboration agreement with AstraZeneca and recognized an additional $26.5 million in collaboration research and development revenue for research services that we provided in the preclinical research collaboration conducted under that agreement. We immediately recognized an aggregate of $32.6 million of the amounts received under the agreement for achievement of milestone events, because each event met the conditions required for immediate recognition under our revenue recognition policy. We deferred recognition of an aggregate of $29.0 million received under the agreement. In March 2013, AstraZeneca exercised its right to terminate TC-1734 from our collaboration agreement. As a result, we recognized the remaining unrecognized deferred amount of $3.5 million into revenue during the first quarter of 2013. All deferred amounts have been fully recognized into revenue over the respective periods determined by our revenue recognition policy discussed in Note 2 to our unaudited financial statements included in this quarterly report.

From time to time we seek and are awarded grants or perform work under grants awarded to third-party collaborators from which we derive revenue. We are a subcontractor under a grant awarded to The California Institute of Technology by the National Institute on Drug Abuse, or NIDA, part of the National Institutes of Health, to fund research on innovative NNR-based approaches to the development of therapies for smoking cessation. Based on the terms of this arrangement, we were granted $148,000 in March 2014. Funding for awards under federal grant programs is subject to the availability of funds as determined annually in the federal appropriations process. In September 2014, we entered into a services agreement with a biopharmaceutical company, under which we will provide certain clinical development and regulatory consulting services. Under the agreement, we may receive up to $252,000 for our services over the term of the agreement, which expires on December 31, 2014. We do not expect ongoing revenue from this agreement or other similar agreements.

Research and Development Expenses

Since our inception, we have focused our activities on drug discovery and development programs. Research and development expenses consist principally of charges for third-party services associated with our clinical-stage programs and preclinical research, salaries and other related costs for personnel in research and development functions and depreciation and other facility costs related to research and development functions. We record research and development expenses as they are incurred. Research and development expenses represented approximately 53% and 78% of our total operating expenses for the three months ended September 30, 2014 and 2013, respectively, and 68% and 75% of our total operating expenses for the nine months ended September 30, 2014 and 2013, respectively.

We have historically utilized our research and development personnel and infrastructure resources across several programs, and many of our costs are not specifically attributable to a single program. Accordingly, we cannot state precisely our total costs incurred on a program-by-program basis.

We have not received FDA or foreign regulatory marketing approval for any of our product candidates. Our current and future expenditures on development programs are subject to numerous uncertainties in timing and cost to completion. In addition, our strategy may include entering into alliances and collaborations with third parties to participate in the development and commercialization of some of our product candidates. Where a third party has responsibility for or authority over any or all of the non-clinical or clinical development of a particular product candidate, the estimated completion date may be largely under the control of that third party and not under our control. We cannot forecast with any degree of certainty whether any of our product candidates will be subject to future alliances or collaborations or how any such arrangement would affect our development plans or capital requirements. Because of this uncertainty, and because of the numerous uncertainties related to clinical trials and drug development generally, we are unable to determine the duration and completion costs of our development programs or whether or when we will generate revenue from the commercialization and sale of any of our product candidates.

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

Income Taxes

We have incurred cumulative net operating losses through September 30, 2014 and have not paid federal, state or foreign income taxes for any period. An examination of our 2010 federal income tax return was completed in 2014 and resulted in an adjustment that increased taxable income for 2010 by $15.1 million, decreased taxable income for 2011 by $1.1 million and decreased taxable income for 2012 by $14.0 million. The cumulative adjustment had no effect on our federal net operating loss carryforwards. The application of U.S. generally accepted accounting principles, or GAAP, may for some periods result in non-cash income tax expense or benefit being reflected in our Statement of Comprehensive Income (Loss). Exercises of stock options in periods of net income may result in tax deductions for stock-based compensation in excess of expense recorded for the stock options under GAAP. For interim periods within years for which net income is forecasted, we recognize the income tax benefit related to the excess tax deductions as an increase to capital in excess of par value and, based on Accounting Standards Codification ASC Topic 740, Income Taxes, record an offsetting charge in the same amount to income tax expense. The examination adjustment to our 2010 federal income tax return resulted in the realization of an additional $3.4 million of excess tax deductions and an offsetting charge to income tax expense for the nine months ended September 30, 2014.

As of September 30, 2014, we had $3.9 million remaining of cumulative tax deductions for periods of net loss from exercises of stock options in excess of expense recorded for the stock options under GAAP. The benefit of these excess tax deductions had not begun to be realized as of September 30, 2014 because we have incurred cumulative net operating losses since inception. This benefit will not be recognized as an increase to capital in excess of par value until the excess deductions reduce income taxes payable.

As of September 30, 2014, we had net operating loss carryforwards of $255.3 million for federal income tax purposes and $241.0 million for state income tax purposes and we had research and development income tax credit carryforwards of $12.8 million for federal income tax purposes and $587,000 for state income tax purposes. The federal net operating loss carryforwards begin to expire in 2024. The state net operating loss carryforwards begin to expire in 2019. The federal and state research and development tax credits begin to expire in 2021. As a result of various factors, including the subjectivity of measurements used in the calculation of particular tax positions taken or that may in the future be taken in our tax returns, it is uncertain whether or to what extent we will be eligible to use the tax credits.

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

Fair Value

The carrying amounts of our cash and cash equivalents, investments in marketable securities, accounts receivable, accounts payable and accrued expenses are considered to be representative of their respective fair values due to their short-term natures and, in the case of short-term investments, their market interest rates. Likewise, the carrying amounts of our long-term debts are considered to be representative of their fair value due to their market interest rates. Cash that we do not expect to use to fund our short-term liquidity requirements is invested in corporate debt securities and municipal bonds rated at least A quality or equivalent, U.S. Treasury notes and bonds, U.S. and state government agency backed certificates and certificates of deposit. Our investments in marketable securities, which would include marketable securities classified on our balance sheet as cash equivalents, are recorded at quoted market prices or observable market inputs and totaled $68.8 million at September 30, 2014.

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

Results of Operations

Three Months ended September 30, 2014 and 2013

Net Operating Revenues

	Three Months Ended September 30,
	2014	2013	Change
	(in thousands)
Operating revenues:
License fees and milestones from collaborations	$—	$—	$—
Grant and other revenue	25	—	25

Net operating revenues	$25	$—	$25

Net operating revenues for the three months ended September 30, 2014 increased by $25,000 as compared to the three months ended September 30, 2013, as a result of the grant we were awarded in March 2014 as a subcontractor under a grant to the California Institute of Technology.

Research and Development Expenses

	Three Months Ended September 30,
	2014	2013	Change
	(in thousands)
Research and development expenses	$2,655	$10,312	$(7,657)

Research and development expenses for the three months ended September 30, 2014 decreased by $7.7 million as compared to the three months ended September 30, 2013. The lower research and development expenses were principally attributable to a decrease of $6.7 million in costs incurred for third-party services associated with our clinical-stage programs to $856,000 for the 2014 period, from $7.6 million for the 2013 period. This decrease was principally due to lower costs related to our Phase 2b study of TC-5619 in schizophrenia, which we completed in the fourth quarter of 2013, and lower costs related to the Phase 2b study of TC-5214 in overactive bladder, which we completed in the third quarter of 2014. The lower research and development expenses were also attributable to a decrease of $767,000 in research and development-related operating costs, including infrastructure and compensation-related expenses for research and development personnel, to $1.8 million for the 2014 period, from $2.6 million for the 2013 period.

The costs that we incurred for the three months ended September 30, 2014 and 2013 for third-party services in connection with research and development of clinical-stage product candidates are shown in the table below.

	Three Months Ended September 30,
	2014	2013	Change
	(in thousands)
TC-5214 overactive bladder	$83	$5,548	$(5,465)
TC-6499	493	123	370
TC-1734	307	595	(288)
TC-5619	—	1,316	(1,316)
TC-6683	—	—	—

With the completion in mid-2014 of the Phase 2b clinical trials of TC-5214 in overactive bladder and TC-1734 in Alzheimer’s disease, we expect that our expenses for these programs in the second half of 2014 will be substantially less than in the first half of 2014 and in the comparable 2013 periods.

General and Administrative Expenses

	Three Months Ended September 30,
	2014	2013	Change
	(in thousands)
General and administrative expenses	$2,358	$2,834	$(476)

General and administrative expenses for the three months ended September 30, 2014 decreased by $476,000 as compared to the three months ended September 30, 2013. The lower general and administrative expenses were primarily attributable to a decrease of $489,000 in compensation related expenses for general and administrative personnel resulting principally from fewer general and administrative employees and a lower value assigned to our stock-based compensation awards that vested during the period.

Nine Months ended September 30, 2014 and 2013

Net Operating Revenues

	Nine Months Ended September 30,
	2014	2013	Change
	(in thousands)
Operating revenues:
License fees and milestones from collaborations	$—	$3,536	$(3,536)
Grant revenue	148	—	148

Net operating revenues	$148	$3,536	$(3,388)

Net operating revenues for the nine months ended September 30, 2014 decreased by $3.4 million as compared to the nine months ended September 30, 2013, primarily as a result of a decrease in license fees and milestones from collaborations. License fees and milestones from collaborations for the 2013 period reflected recognition of the remaining $3.5 million balance of deferred revenue from payments previously received under our collaboration agreement with AstraZeneca, triggered by AstraZeneca’s decision to terminate TC-1734 from the collaboration.

Research and Development Expenses

	Nine Months Ended September 30,
	2014	2013	Change
	(in thousands)
Research and development expenses	$17,143	$28,086	$(10,943)

Research and development expenses for the nine months ended September 30, 2014 decreased by $10.9 million as compared to the nine months ended September 30, 2013. The lower research and development expenses were principally attributable to a decrease of $8.7 million in costs incurred for third-party services associated with our clinical-stage programs to $10.7 million for the 2014 period, from $19.4 million for the 2013 period. This decrease was principally due to lower costs related to our Phase 2b study of TC-5619 in schizophrenia, which we completed in the fourth quarter of 2013, and lower costs related to the Phase 2b studies of TC-5214 in overactive bladder and TC-1734 in Alzheimer’s disease, both of which we completed in the third quarter of 2014, and which were partially offset by increased costs related to our ongoing exploratory study of TC-6499 in diabetic gastroparesis, which we initiated in the second quarter of 2014. The lower research and development expenses were also attributable to a decrease of $2.3 million in research and development-related operating costs, including infrastructure and compensation-related expenses for research and development personnel, to $6.2 million for the 2014 period, from $8.5 million for the 2013 period.

The costs that we incurred for the nine months ended September 30, 2014 and 2013 for third-party services in connection with research and development of clinical-stage product candidates are shown in the table below.

	Nine Months Ended September 30,
	2014	2013	Change
	(in thousands)
TC-5214 overactive bladder	$7,384	$8,449	$(1,065)
TC-1734	1,847	2,815	(968)
TC-6499	1,713	151	1,562
TC-5619	—	7,952	(7,952)
TC-6683	—	—	—

General and Administrative Expenses

	Nine Months Ended September 30,
	2014	2013	Change
	(in thousands)
General and administrative expenses	$7,988	$9,358	$(1,370)

General and administrative expenses for the nine months ended September 30, 2014 decreased by $1.4 million as compared to the nine months ended September 30, 2013. The lower general and administrative expenses were partly attributable to a decrease of $788,000 in compensation related expenses for general and administrative personnel due principally to fewer general and administrative employees and a lower value assigned to our stock-based compensation awards that vested during the period. The lower general and administrative expenses were also attributable to the non-recurrence of $467,000 in non-cash stock-based compensation charges resulting from the partial accelerated vesting of, and extended exercise periods for, certain outstanding stock options held by a former executive officer who departed Targacept in March 2013, and $309,000 in severance and other charges resulting from the departure of the former executive officer.

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

Our cash, cash equivalents and investments in marketable securities were $114.5 million as of September 30, 2014 and $143.8 million as of December 31, 2013. As of September 30, 2014, we had $41.8 million of cash in bank depository accounts and institutional money market funds at Branch Banking and Trust Company, PNC Bank and Wells Fargo & Company. Substantially all of our remaining cash, cash equivalents and investments were invested as of September 30, 2014 in corporate debt securities and municipal bonds rated at least A quality or equivalent, U.S. Treasury notes and bonds, U.S. and state government agency-backed securities and certificates of deposit.

We have borrowed amounts under a loan agreement with a bank that we entered into in July 2010 to fund the purchase of equipment, furnishings, software and other fixed assets. As of September 30, 2014, the aggregate outstanding principal balance under the loan facility was $478,000 and there is no additional borrowing capacity remaining available to us.

Cash Flows

	Nine Months Ended September 30,
	2014	2013	Change
	(in thousands)
Net cash used in operating activities	$(31,431)	$(29,444)	$(1,987)
Net cash provided by investing activities	19,603	9,473	10,130
Net cash provided by (used in) financing activities	3,050	(530)	3,580

Net decrease in cash and cash equivalents	$(8,778)	$(20,501)

Net cash used in operating activities for the nine months ended September 30, 2014 increased by $2.0 million as compared to the nine months ended September 30, 2013. For the nine months ended September 30, 2014, net cash used in operating activities was principally attributable to $29.6 million in payments made for research and development and general and administrative charges, and realization of $3.4 million of excess tax deductions, which is reflected as an increase to our net loss for the nine months ended September 30, 2014, recorded upon the completion during 2014 of an examination of our 2010 federal income tax return. These cash outflows were partially offset by $1.3 million of amortization of premiums paid for available-for-sale securities, interest income from available-for-sale securities and other investment-related operating activities. For the nine months ended September 30, 2013, net cash used in operating activities was primarily attributable to $30.8 million in payments made for research and development and general and administrative charges. These cash payments were partially offset by $1.4 million of investment-related cash receipts.

Net cash provided by investing activities for the nine months ended September 30, 2014 increased by $10.1 million over the same period in 2013. Cash provided by or used in investing activities reflects the portion of our cash that we allocate to, and the timing of purchases and maturities of, our investments in marketable securities and equipment purchases or dispositions. Our net sales of investments in marketable securities were $19.6 million and $8.4 million for the 2014 period and 2013 period, respectively. The remaining $1.1 million of net cash provided by investing activities for the 2013 period reflects proceeds received in January 2013 from the sale of laboratory equipment and office furniture and fixtures in December 2012.

Net cash provided by financing activities for the nine months ended September 30, 2014 was $3.1 million. Net cash used in financing activities for the nine months ended September 30, 2013 was $530,000, a change of $3.6 million. The change reflects the realization of $3.4 million of stock-based compensation excess tax deductions for the nine months ended September 30, 2014.

Funding Requirements

As of September 30, 2014, we had an accumulated deficit of $308.6 million and our cash and investments in marketable securities totaled $114.5 million. We expect our cash and investments in marketable securities balance at December 31, 2014 to be approximately $107.0 million. We currently expect our existing capital resources to be sufficient to fund our operations through the entry into one or more strategic transactions; and, if we are successful in entering into a strategic transaction, our objective is to have sufficient capital to fund our operations through projected milestones that have potential for value creation. Our existing capital resources may not be sufficient to enable us to fund the completion of the development of any of our product candidates. We may require additional capital in future periods as our product candidates advance into later-stage development and as we progress our programs and invest in additional product opportunities. Our future capital requirements are difficult to forecast and will depend on many factors, including:

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The primary objectives of our investment activities are to preserve our capital and meet our liquidity needs to fund operations. We also seek to generate competitive rates of return from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of cash equivalents and investments in a variety of securities that are of high credit quality based on ratings from commonly relied upon rating agencies. As of September 30, 2014, we had cash, cash equivalents and investments in marketable securities of $114.5 million. Our cash, cash equivalents and investments in marketable securities may be subject to interest rate risk and could fall in value if market interest rates increase. However, because our cash is invested in accounts with market interest rates and because our cash equivalents and investments in marketable securities are traded in active markets, we believe that our exposure to interest rate risk is not significant and estimate that an immediate and uniform 10% increase in market interest rates from levels as of September 30, 2014 would not have a material impact on the total fair value of our portfolio.

We sometimes contract for the conduct of clinical trials or other research and development and manufacturing activities with contract research organizations, clinical trial sites and contract manufacturers in Europe or elsewhere outside of the United States. We may be subject to exposure to fluctuations in foreign currency exchange rates in connection with these agreements. If the average exchange rate between the currency of our payment obligations under any of these agreements and the U.S. dollar were to strengthen or weaken by 10% against the corresponding exchange rate as of September 30, 2014, we estimate that the impact on our financial position, results of operations and cash flows would not be material. We do not hedge our foreign currency exposures.

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

(b) Changes in Internal Controls. No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2014 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

The following risk factors section amends, restates and supersedes the risk factors section included in Part I, Item 1A of our 2013 Annual Report on Form 10-K. Our business, financial condition and operating results can be affected by a number of factors, whether currently known or unknown, including but not limited to those described below, any one or more of which could, directly or indirectly, cause our actual results of operations and financial condition to vary materially from past, or from anticipated future, results of operations and financial condition. Any of these factors, in whole or in part, could materially and adversely affect our business, financial condition, results of operations and common stock price.

The following discussion of risk factors contains forward-looking statements. These risk factors may be important to understanding any statement in this quarterly report or elsewhere. The following information should be read in conjunction with the condensed consolidated financial statements and related notes in Part I, Item 1, “Financial Statements” and Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this quarterly report.

Because of the following factors, as well as other factors affecting our financial condition and operating results, past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

Risks Related to our Business

We are exploring and evaluating multiple strategic alternatives for our company; this process may have an adverse impact on our business and may not result in the consummation of any transaction.

We, in collaboration with our board of directors and in consultation with several of our significant shareholders, are in the process of exploring and evaluating strategic alternatives for our business, which could result in, among other things, a sale of the company, a merger, the disposition of a substantial portion of our assets, a partial or full liquidation, or a combination of two or more of these alternatives. In connection with this process, we may incur considerable expenses associated with identifying and evaluating potential strategic alternatives. The process of exploring strategic alternatives may be disruptive to our business operations and will consume significant time and attention of our management, and may not result in the consummation of any transaction, on beneficial terms or at all. If we are unable to effectively manage this process, our business, financial condition and results of operations could be materially and adversely affected.

No decision has been made with respect to any transaction and we cannot assure you that we will be able to identify and undertake a transaction that allows our shareholders to realize an increase in the value of their stock. We are currently unable to provide any guidance on the timing of any such action. We also cannot assure you that any potential transaction or other strategic alternative, if identified, evaluated and consummated, will provide greater value to our shareholders than that reflected in the current stock price. Any potential transaction would be dependent upon a number of factors that may be beyond our control, including, among other factors, our ability to negotiate acceptable terms with a third party, market conditions, industry trends, the interest of third parties in our business or in out-licensing technology to us, and the availability of financing to potential buyers or other third parties on reasonable terms.

We do not intend to comment regarding the process of evaluation of these strategic alternatives until such time as our board of directors has determined the outcome of the process or otherwise has deemed that disclosure is appropriate or required by federal securities laws. As a consequence, perceived uncertainties related to the future of our company may result in a decrease in stock price and may make it more difficult for us to attract and retain qualified personnel.

We currently have only one product candidate in clinical development, and our recent clinical trials have resulted in significant clinical pipeline attrition. As we have closed our laboratory operations and no longer have the capability to discover new internal product candidates, we may not be able to overcome this attrition without adding new product candidates.

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

Further, we currently have only one product candidate in clinical trials and, without internal discovery and research, we may not be able to expand our pipeline with internal candidates or at all. If we are unable to expand our portfolio of product candidates through acquisitions, in-licensing or internal development, which we may be unable to do on reasonable terms or at all, our business would be materially and adversely affected, which would materially and adversely impact our stock price.

A small number of our stockholders beneficially own a substantial amount of our common stock and have substantial control over us; therefore, your ability to influence corporate matters may be limited.

Significant stockholders, acting together, will have the ability to affect matters submitted to our stockholders for approval, potentially including the approval of a significant transaction. This concentration of ownership may have the effect of delaying, deferring or preventing a strategic transaction, even if such a transaction would benefit other stockholders.

Our ability to use net operating loss and tax credit carryforwards and certain built-in losses to reduce future tax payments is limited by provisions of the Internal Revenue Code, and may be subject to further limitation as a result of prior or future offerings of our stock or other transactions.

Section 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, contain rules that limit the ability of a company that undergoes an ownership change, which is generally any change in ownership of more than 50% of the company’s stock over a three-year period, to utilize its net operating loss and tax credit carryforwards and certain built-in losses recognized in years after the ownership change. These rules generally operate by focusing on ownership changes involving stockholders owning directly or indirectly 5% or more of the stock of a company and any change in ownership arising from a new issuance of stock by the company. Generally, if an ownership change occurs, the yearly taxable income limitation on the use of net operating loss and tax credit carryforwards and certain built-in losses is equal to the product of the applicable long term tax exempt rate and the value of the company’s stock immediately before the ownership change. We may be unable to offset future taxable income, if any, with losses, or our tax liability with credits, before such losses and credits expire and therefore would incur larger federal income tax liability.

In addition, it is possible that future transactions will cause us to undergo one or more additional ownership changes. In that event, we generally would not be able to use our pre-change loss or credit carryovers or certain built-in losses prior to such ownership change to offset future taxable income in excess of the annual limitations imposed by Sections 382 and 383 and those attributes already subject to limitations as a result of our prior ownership changes may be subject to more stringent limitations.

Risks Related to Our Financial Results

We have a substantial accumulated deficit and may incur losses for future periods. We may not achieve profitability for any future period or, if we do achieve profitability for a future period, we may not sustain or grow our profitability.

As of September 30, 2014, we had an accumulated deficit of $308.6 million. We had a net loss of $28 million for the nine months ended September 30, 2014, and net losses of $46.7 million and $7.0 million for the years ended December 31, 2013 and 2012, respectively. Our losses for other periods have historically resulted principally from costs incurred in connection with our research and development activities, including clinical trials, and from general and administrative expenses associated with our operations. We may incur losses for future periods as we progress our programs and invest in or evaluate additional strategic opportunities. As a result, we will need to generate significant revenues to achieve profitability in the future or, if we do achieve profitability for any particular period, to sustain or grow our profitability on a quarterly or annual basis.

We derived a substantial portion of our revenue for 2013 and 2012 from our strategic alliances and collaborations. We expect that a substantial portion of our operating cash flow in the next few years will depend on the following:

•	whether we establish additional strategic alliances, collaborations or licensing or other comparable arrangements, or whether we pursue and complete any merger, acquisition or other significant corporate transaction, and, if we do, the associated terms in each case; and

•	the scope, progress, duration, results and cost of clinical trials, as well as non-clinical studies and assessments, of our product candidates and programs.

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

Successful drug development and commercialization requires significant amounts of capital. It is foreseeable that we will in the future require substantial additional capital in order to continue to conduct the development and regulatory activities necessary to bring our product candidates to market (or, where applicable for a particular product candidate, to the stage of development when a potential future collaborator may assume responsibility under the terms of the applicable agreement for funding further development and subsequent commercialization) and potentially to establish sales and marketing capabilities. Our future capital requirements are difficult to forecast and will depend on many factors, including:

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

We plan to continue, whether alone or with potential future collaborators, to advance TC-6499 through the development process as a treatment for diabetic gastroparesis. We currently expect that we will have approximately $107 million of cash, cash equivalents and investments at December 31, 2014, which, based on our current scope of operations, would be sufficient to fund our current operations for several years. However, there is substantial uncertainty associated with our ongoing evaluation of strategic alternatives and the potential costs associated with those alternatives, which may fundamentally change our business and capital requirements. As a result, we may need additional funds sooner than planned to meet operational needs and capital requirements for product development and commercialization, or to fund strategic transactions, pipeline diversification or other business and corporate development initiatives. Our ability to raise additional funds if and when needed on terms that are acceptable to us, or at all, is uncertain. If adequate funds are not available on a timely basis, we may:

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

Risks Related to the Development and Regulatory Approval of Our Product Candidates

Our success depends substantially on the advancement of our product candidates, only one of which remains under active development. If we are unable to bring any product candidates to market, or experience significant delays in doing so, our ability to generate product or royalty revenue and our likelihood of success will be harmed.

Our ability to generate product or royalty revenue in future periods will depend substantially on the successful development and commercialization of our clinical-stage product candidates, including in particular TC-6499, which is our only product candidate under active development.

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

TC-6499 has not yet demonstrated efficacy in clinical trials in diabetic gastroparesis, and our previous findings from clinical and nonclinical studies and assessments may not be predictive of a benefit for TC-6499 as a treatment for diabetic gastroparesis. If our ongoing and any future clinical trials of TC-6499 in diabetic gastroparesis are not successful, we will not obtain the regulatory approvals required to market and sell TC-6499.

We are conducting an exploratory study of TC-6499 as a treatment for diabetic gastroparesis. Our decision to conduct this study was based primarily on various findings from a previous clinical trial of TC-6499 in another indication and nonclinical studies and assessments of TC-6499 that we believe may indicate potential benefits of TC-6499 as a diabetic gastroparesis therapy. We have not previously conducted any clinical trials of TC-6499 in patients with diabetic gastroparesis, and our previous findings may not be predictive of clinical success in this patient population. If our ongoing and any future clinical trials of TC-6499 in diabetic gastroparesis are not successful, we will not obtain the regulatory approvals required to market and sell TC-6499 as a treatment for diabetic gastroparesis.

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

The FDA may delay, limit or deny approval of any of our product candidates for many reasons. For example:

•	clinical trial results may indicate that the product candidate is not safe;

•	clinical trial results may indicate that the product candidate is not effective, whether because the product candidate does not have its intended effects in the clinical trial, because subjects given an inactive comparator (i.e., placebo) in the clinical trial experience benefits comparable to the benefits experienced by subjects given the product candidate, which obscures the effects of the product candidate, or for any other reason;

•	the product candidate may not have a favorable risk/benefit profile;

•	the FDA (or any advisory committee on which the FDA relies) may interpret results of clinical trials or manufacturing or other non-clinical studies or assessments to indicate that the product candidate is not safe, effective or acceptable for commercial use, even if we interpret the same results differently;

•	the FDA may require development of a Risk Evaluation and Mitigation Strategy, or REMS, as a condition of approval;

•	the FDA may deem the processes or facilities that we, our collaborators or our third-party manufacturers propose to use in connection with the manufacture of the product candidate to be unacceptable, or the facilities of our third party manufacturers may not pass inspection by the FDA; or

•	the FDA may change its approval policies or adopt new regulations.

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

To obtain the requisite regulatory approvals to market and sell any of our product candidates, we must demonstrate, through extensive nonclinical studies and clinical trials, that the product candidate is safe and effective in humans. The number of clinical trials required to obtain approval varies depending on the particular product candidate, the disease or condition for which it is in development and the regulations applicable to it. Nonclinical studies and clinical trials are lengthy and expensive, difficult to design and implement and subject to a historically high rate of failure. The development of each of our product candidates involves significant risks at each stage of testing. A failure of one or more clinical trials of any of our product candidates could occur at any stage of testing. For example, TC-5214 did not achieve the primary endpoint in multiple Phase 3 clinical trials in major depressive disorder completed in 2011 and 2012, nor did it meet one of the co-primary endpoints in the Phase 2b clinical trial in overactive bladder earlier this year. As a consequence, we no longer have plans to pursue additional development of this compound in these therapeutic areas. If we experience failures in our ongoing or future clinical trials, or if we are not able to design clinical trials to establish the safety and efficacy of our product candidates and otherwise achieve the objectives of the trials, our product candidates may never be approved for sale or become commercially available.

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

Our product candidates target diseases or disorders that are not well understood. For example, there is only limited scientific understanding of the causes of diabetic gastroparesis. In addition, there are no approved drugs that target NNRs to treat diabetic gastroparesis, and there is only limited scientific understanding of the relationships between diabetic gastroparesis and the pathway targeted by our product candidates. These uncertainties increase the risk that our ongoing and future clinical trials will not be successful.

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

Clinical trials require sufficient subject enrollment, which is a function of many factors — including the size of the patient population, the extent to which other clinical trials are being conducted concurrently that involve the same patient population, the number of participating clinical sites, the proximity of subjects to clinical sites, the nature of the trial protocol, the availability of effective treatments for the relevant disease, the eligibility criteria for the clinical trial and the emphasis placed on ensuring a rigorous adherence to the eligibility criteria. Delays in subject enrollment can result in increased costs and longer development times. The failure to enroll subjects in a clinical trial could delay the completion of the clinical trial beyond our current expectations.

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

Because we have multiple nicotinic compounds in our pipeline that we are focused on selectively supplementing with externally sourced non-nicotinic opportunities, we may apply our finite resources to pursue a particular product candidate or indication, fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success, or relinquish valuable rights to our disadvantage.

Because we have finite financial and managerial resources, we must focus on product candidates and specific indications that we believe are the most promising. As a result, we may forego or delay pursuit of opportunities with other product candidates or other indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Furthermore, if we do not accurately evaluate the commercial potential or target market for a particular product candidate, or if we incorrectly conclude that utilizing the expertise and resources of a collaborator in the development or potential commercialization of a particular product candidate would benefit us, we may relinquish valuable rights to that product candidate through strategic alliances, collaborations or licensing or other comparable arrangements in cases in which it would have been advantageous for us to retain sole development and commercialization rights. Any of these decisions or conclusions could have a material adverse effect on our business.

Risks Related to Our Dependence on Third Parties

We will depend on alliances and collaborations with third parties for the development and commercialization of some of our product candidates. If our alliances and collaborations are not successful, we may not be able to capitalize on the market potential of these product candidates.

We intend to selectively enter into alliances and collaborations, particularly for target indications for which a potential collaborator has unique expertise or that represent large primary care markets that must be served by large sales and marketing organizations. Our ability to generate revenue from our alliances and collaborations will depend on our collaborators’ abilities to establish the safety and efficacy of our product candidates, to obtain regulatory approvals and to achieve market acceptance. Strategic alliances and collaborations involving our product candidates pose many risks to us, including:

•	collaborators have significant discretion in determining the amount and timing of efforts and resources that they will apply to these alliances and collaborations or to the development of our licensed product candidates;

•	collaborators may interpret clinical trial or non-clinical study results differently than we do, may pursue further development and commercialization of our product candidates for indications that we do not believe are optimal, may not pursue further development and commercialization of our product candidates at all or may elect not to continue or renew research and development programs based on nonclinical or clinical trial results, changes in their strategic focus or available funding, or external factors such as an acquisition that diverts resources or creates competing priorities;

•	collaborators may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a product candidate, repeat or conduct new clinical trials or require a new formulation of a product candidate for clinical testing;

•	collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our products or product candidates if the collaborators believe that competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive;

•	collaborators with marketing and distribution rights to one or more products may not commit enough resources to their marketing and distribution;

•	collaborators may not properly maintain or defend our intellectual property rights or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our proprietary information or expose us to potential litigation;

•	disputes may arise between us and collaborators that result in the delay or termination of the research, development or commercialization of our product candidates, that result in costly litigation or arbitration that diverts management attention and resources or that, if resolved unfavorably to us, result in adverse financial consequences for us under the terms of the applicable agreements; and

•	alliances and collaborations may be terminated, either in their entirety or as to particular product candidates or programs, which may result in a need for a reallocation of internal funds or additional capital to pursue further development of the applicable product candidates. As examples, we previously had a collaborative research and license agreement with AstraZeneca which included a multi-year preclinical research collaboration and a license granted to AstraZeneca to develop and commercialize TC-1734, an additional collaboration agreement with AstraZeneca for the development and commercialization of TC-5214 in major depressive disorder, and a product development and commercialization agreement with GlaxoSmithKline that have all been terminated. Some of these terminations caused us to reallocate internal resources.

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

Third parties may not complete activities on schedule or may not conduct our clinical trials in accordance with regulatory requirements or the respective trial plans and protocols. These risks may be heightened for clinical trials that we conduct outside of North America and Western Europe. In particular, we have previously conducted trials of multiple product candidates at sites in India and Eastern Europe, as well as in the United States.

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

For each of our product candidates, we typically rely on single third-party contract manufacturers for manufacturing in drug substance form and single third-party contract manufacturers for manufacturing in a formulation for use in clinical trials. We intend to continue to rely on third-party manufacturers (or, where applicable, potential future collaborators) to supply, store and distribute our product candidates for our clinical trials and to manufacture commercial supplies of any product candidate that is approved for sale. Our reliance on third-party manufacturers or collaborators will expose us to risks that could delay or prevent the initiation or completion of our clinical trials, the submission of applications for regulatory approvals, the receipt of regulatory approvals or the commercialization of our products or result in higher costs or lost product revenue. In particular, any contract manufacturer or applicable collaborator of ours could:

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

We are a party to various license agreements. As an example, we license patent rights covering the pharmaceutical composition and methods of use of TC-5214 from University of South Florida Research Foundation. We may enter into additional licenses in the future. Our existing licenses impose, and we expect future licenses will impose, various diligence, milestone payment, royalty, insurance and other obligations on us. If we fail to comply with these obligations, whether as a result of actions or inactions by us or by any potential future collaborator of ours to which we out-license patent rights that we have in-licensed from a third party, the licensor may have the right to terminate the license, in which event we may not be able to market any product that is covered by the licensed patents.

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

We currently have limited sales, marketing and distribution experience and no internal sales or distribution capabilities. If we are unable to enter into alliances and collaborations or other arrangements with third parties to market and sell our product candidates or to develop our own internal marketing capability, or if we enter into such arrangements with third parties who do not perform well, we may not be successful in commercializing any products for which we receive regulatory approval.

We currently have limited sales, marketing and distribution experience and no internal sales or distribution capabilities. If we do not establish sales and distribution capabilities successfully, either on our own or in collaboration with third parties, we may not successfully commercialize our products. There are risks involved with establishing our own sales force and marketing and distribution capabilities, as well as in entering into arrangements with third parties to perform these services. Developing our own sales force would be expensive and time-consuming and could delay any product launch. We may not be successful in entering into arrangements with third parties on terms that are favorable to us or at all. We may also have little control over the performance of potential future collaborators, any of which may fail to devote the necessary resources and attention to sell, market or distribute our products effectively.

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

Our performance depends substantially on the performance of our senior management team, including our President and Chief Executive Officer, Stephen A. Hill, as well as our other scientific, technical and managerial personnel. Our key personnel, including Dr. Hill, can terminate their employment with us at any time. The loss of the services of any of our senior management team or other key personnel may significantly delay or prevent the achievement of product development and other business objectives. In addition, we rely on consultants and advisors, including scientific and clinical advisors, from time to time to assist us in formulating our research and development strategy. All of our consultants and advisors are either self-employed or employed by other organizations, and they may have consulting or advisory contracts with other organizations or other commitments that could limit their availability or otherwise affect their ability to contribute to us.

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

Our operating results are likely to fluctuate significantly from quarter to quarter and year to year. These fluctuations could cause our stock price to decline. Some of the factors that could cause our operating results to fluctuate include:

•	the scope, progress, duration, results and cost of clinical trials, as well as non-clinical studies and assessments, of our product candidates and programs;

•	our inability, or the inability of any current or potential future collaborator, to successfully complete clinical trials or non-clinical studies and assessments in a timely manner or at all, resulting in a delay in receiving, or a failure to receive, the required regulatory approvals to commercialize our product candidates;

•	whether we establish additional strategic alliances, collaborations or licensing or other comparable arrangements, or whether we pursue and complete any merger, acquisition or other significant corporate transaction, and, if we do, the associated terms in each case;

•	the expiration or termination of agreements with any potential future collaborator;

•	the cost, timing and outcomes of regulatory approvals or other regulatory actions;

•	the extent of our general and administrative expenses;

•	general and industry-specific economic conditions that may affect the research and development expenditures of any potential future collaborator of ours; and

•	general conditions in the pharmaceutical, biopharmaceutical or biotechnology industries or in the U.S. or global credit or financial markets.

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

Provisions of our certificate of incorporation and bylaws could discourage, delay or prevent a merger, acquisition or other change in control that stockholders may consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares. As a result, stockholders who wish to participate in these transactions may not have the opportunity to do so. These provisions also could limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock. Furthermore, these provisions could also prevent or frustrate attempts by our stockholders to replace or remove our management. These provisions:

•	allow the authorized number of directors to be changed only by resolution of our board of directors;

•	establish a classified board of directors, providing that not all members of the board are elected at one time;

•	authorize our board of directors to issue without stockholder approval blank check preferred stock that, if issued, could operate as a “poison pill” to dilute the stock ownership of a potential hostile acquirer or otherwise to prevent an acquisition that is not approved by our board of directors;

•	require that stockholder actions must be effected at a duly called stockholder meeting and prohibit stockholder action by written consent;

•	establish advance notice requirements for stockholder nominations to our board of directors or for stockholder proposals that can be acted on at stockholder meetings;

•	limit who may call stockholder meetings; and

•	require the approval of the holders of 66 2⁄3% of the outstanding shares of our capital stock entitled to vote in order for the stockholders to amend certain provisions of our certificate of incorporation and bylaws.

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

TARGACEPT, INC.

Date:	November 6, 2014	/s/ Stephen A. Hill
Stephen A. Hill
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 6, 2014	/s/ Alan A. Musso
Alan A. Musso
Senior Vice President, Finance and Administration,
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets as of September 30, 2014 and December 31, 2013 (Unaudited); (ii) the Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2014 and 2013 (Unaudited); (iii) the Statements of Cash Flows for the nine months ended September 30, 2014 and 2013 (Unaudited); and (iv) the Notes to Unaudited Financial Statements.