Form 10-K
period 2014-12-31
TARGACEPT INC
filed 2015-03-16
CIK 1124105

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2014, was approximately $101,556,374, based on the price at which the registrant’s common stock was last sold on June 30, 2014 ($4.51).

As of February 28, 2015, the registrant had 33,793,735 shares of common stock, $0.001 par value per share, outstanding.

TARGACEPT, INC.

FORM 10-K

Cautionary Note Regarding Forward-Looking Statements

This annual report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, which we refer to as the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act. For this purpose, any statement contained in this annual report, other than statements of historical fact, regarding, among other things:

•	the plans, strategies, and objectives of management with respect to the approval and closing of our proposed merger transaction with Catalyst Biosciences, Inc.;

•

the progress, scope or duration of the development of TC-6499 or any of our other product candidates or programs, such as the target indication(s) for development, the size, design, population, location, conduct, objective, duration or endpoints of any clinical trial, or the timing for initiation or completion of or availability of results from any clinical trial, for submission or approval of any regulatory filing, for interactions with regulatory authorities;

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

•

whether our proposed merger transaction with Catalyst Biosciences, Inc. may be fully realized or takes longer to realize than expected; whether the businesses may be combined successfully or in a timely and cost-efficient manner; whether the transaction will close due to, among other things, the need to obtain shareholder approval; and whether business disruption relating to the merger may be greater than expected;

•

whether our previous findings from clinical and nonclinical studies and assessments of TC-6499 in indications other than diabetic gastroparesis are predictive of a benefit for TC-6499 as a treatment for diabetic gastroparesis;

•

the conduct and results of clinical trials and non-clinical studies and assessments of TC-6499 or any of our other product candidates, including the performance of third parties engaged to execute them, delays resulting from any changes to the applicable protocols or difficulties and delays in subject enrollment and data analysis;

•	our ability to protect our intellectual property; and

•	the timing and success of submission, acceptance and approval of regulatory filings for our product candidates.

These and other risks and uncertainties that we face are described in greater detail under the caption “Risk Factors” in Item 1A of Part I of this annual report and in other filings that we make with the Securities and Exchange Commission, or SEC. As a result of the risks and uncertainties to which our business is subject, the results or events indicated by any forward-looking statement may not occur. We caution you not to place undue reliance on any forward-looking statement.

In addition, any forward-looking statement in this annual report represents our views only as of the date of this annual report and should not be relied upon as representing our views as of any later date. We anticipate that subsequent events and developments may cause our views to change. Although we may elect to update these forward-looking statements publicly at some point in the future, we specifically disclaim any obligation to do so, except as required by applicable law. Unless explicitly stated otherwise, our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make or any future strategic alliances, collaborations or licensing or other comparable arrangements that we may enter into.

PART I

Item 1.	Business.

Overview

We are a biopharmaceutical company that historically has been engaged in the development of novel NNR Therapeutics™ to treat patients suffering from serious nervous system and gastrointestinal/ genitourinary diseases and disorders. Our NNR Therapeutics selectively target a class of receptors known as neuronal nicotinic receptors, which we refer to as NNRs. NNRs are found on nerve cells throughout the nervous system and serve as key regulators of nervous system activity. However, in light of recent clinical trial disappointments in our development programs for TC-5214, TC-1734 and TC-5619, and our decision to discontinue the development of those compounds, we have shifted our strategic emphasis to external business opportunities not related to NNRs.

On March 5, 2015, we announced our entry into a definitive Agreement and Plan of Merger (the “Merger Agreement”) with Catalyst Biosciences, Inc. (“Catalyst”), pursuant to which, among other things, subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, a wholly-owned subsidiary of ours will be merged with and into Catalyst, with Catalyst continuing as the surviving corporation and a wholly-owned subsidiary of ours (the “Proposed Merger”). Immediately following the effective time of the Proposed Merger, existing Catalyst equity holders are expected to own approximately 65% of the capital stock of the combined company, and existing Targacept equity holders are expected to own approximately 35% of the capital stock of the combined company. Prior to the closing of the Proposed Merger, we also expect to distribute to our stockholders a dividend of approximately $37 million in aggregate principal amount of redeemable convertible notes and approximately $20 million in cash (the “Pre-Closing Dividend”). The notes will be convertible into shares of common stock of the combined company at a conversion price of $1.31 per share, which represents 130% of the negotiated per-share value of our assets following the anticipated Pre-Closing Dividend. If, in the future, the redeemable convertible notes are fully converted into Targacept common stock, Targacept stockholders would own approximately 49% of the outstanding capital stock of the combined company on a pro forma basis as of the anticipated closing date. Targacept stockholders who are entitled to the Pre-Closing Dividend will also be entitled to any net proceeds received as a result of any disposition of Targacept’s NNR compounds and related assets that occurs within up to two years after the closing of the Proposed Merger, unless those assets are sold prior to the closing of the Proposed Merger.

We expect to consummate the Proposed Merger in the second quarter of 2015.

Catalyst is a biopharmaceutical company focused on discovering and developing novel biopharmaceutical products based on engineered human proteases. Catalyst has designed its proteases to regulate the coagulation (to promote hemostasis) and complement cascades (to prevent inflammation). In collaboration with Pfizer, Catalyst’s lead Factor VII product candidate PF-05280602/CB 813d has successfully completed a Phase 1 trial in hemophilia patients. In addition, Catalyst’s pipeline includes promising drug candidates for Hemophilia B (FIX), pro-coagulation (FXa) and complement disorders (anti-C3).

Based on years of focused research in the NNR area, and notwithstanding our clinical development setbacks, we continue to believe that compounds that interact selectively with specific NNR subtypes have the potential to achieve positive medical effects by modulating their activity. We have built a patent estate covering the structure or therapeutic use of small molecules designed to regulate activity in the body by selectively affecting specific NNR subtypes. We do not have current plans to continue development of any of our NNR programs internally. Instead, we would seek to out-license or sell those assets to one or more third parties. Our most advanced clinical-stage NNR product candidates are described briefly below.

TC-6499

TC-6499 is a novel small molecule that modulates the activity of the a3ß4 and other NNRs as an agonist. We are currently conducting an exploratory study of TC-6499 as a treatment for diabetic gastroparesis, a disorder which is often debilitating and chronic, and that slows or stops the passage of food from the stomach to the small intestine.

TC-6683 (formerly AZD1446)

TC-6683 is a novel small molecule that modulates the activity of the a4ß2 NNR. TC-6683 was subject to a collaboration agreement with AstraZeneca AB, or AstraZeneca, that AstraZeneca terminated effective January 2015. Upon termination of the agreement, all rights to TC-6683 reverted to Targacept. We do not have current plans to pursue additional development of TC-6683.

TC-5619 and TC-6987

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

TC-5214

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

Our business activities are conducted by one operating segment for which we provide information about revenues, profits and losses in our consolidated financial statements.

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

Pfizer’s smoking cessation product Chantix, which acts on several NNR subtypes as well as other molecular targets in the body and is known outside of the United States as Champix, is currently the only product marketed in the United States that is believed to act predominantly by affecting NNRs. Beyond Chantix, many published studies have described beneficial effects of nicotine in humans and animals and the higher prevalence of diseases such as Alzheimer’s disease and Parkinson’s disease in non-smokers as compared to smokers, suggesting the therapeutic potential of compounds that interact with NNRs. However, despite their beneficial effects, these compounds have historically not been desirable as therapies because they have not been sufficiently selective. This means that these compounds interact not only with NNRs, but also with nicotinic receptors in the muscles and in groups of nerve cells known as ganglia that are associated with adverse effects such as increased heart rate, high blood pressure, irregular heartbeat, nausea, vomiting and a dangerous slowing of breathing known as respiratory depression. Based on years of focused research in the NNR area, we have been developing product candidates that are designed to interact selectively with specific NNR subtypes to promote positive medical effects and limit adverse side effects.

Our Business Strategy

We seek to provide superior treatment options for complex diseases and disorders to improve the lives of patients by developing innovative new medicines. In the light of the disappointing outcomes of our NNR studies to date, we have identified and assessed a broad range of strategic options, culminating in our decision to enter into the merger agreement with Catalyst.

•

Expand our pipeline of product candidates deliberatively. To grow our business in the long term, we will need to expand our pipeline. After considering opportunities to broaden our NNR pipeline, in-license novel programs, or acquire another platform technology, we decided to enter into an agreement with respect to the Proposed Merger with Catalyst. Assuming the merger is consummated as planned in the second quarter of 2015, the combined company will focus its development on human engineered protease therapeutics.

•

Seek value for our pipeline of NNR Therapeutics. Whether or not our Proposed Merger with Catalyst is completed as planned, we are seeking to monetize our NNR assets and have no plans to pursue any further NNR development ourselves.

Our Product Development Pipeline

The following table summarizes our most advanced clinical-stage NNR product candidates.

Product Candidate	Planned Target Indication(s)	Status of Development	Commercial Rights
TC-6499	Diabetic gastroparesis	Exploratory study ongoing	Targacept

TC-6683	To be determined	Inactive (Phase 2)	Targacept

TC-5619	To be determined	Inactive (Phase 2)	Targacept

TC-6987	To be determined	Inactive (Phase 2)	Targacept

TC-1734	To be determined	Inactive (Phase 2)	Targacept

TC-5214	To be determined	Inactive (Phase 2)	Targacept

Information regarding our research and development expenses for the fiscal years ended December 31, 2014, 2013 and 2012 is included under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this annual report. All of our long-lived assets are located in the United States.

TC-6499

TC-6499 is a novel small molecule that modulates the activity of the a3ß4 and other NNRs. The a3ß4 NNR is located in the gastrointestinal tract and, based on observations from previous Phase 1 development of TC-6499 in contemplation of later-stage development as a treatment for pain, we believe TC-6499 may have potential as a treatment for gastrointestinal disorders.

Ongoing Exploratory Study in Diabetic Gastroparesis

Our ongoing exploratory study of TC-6499 in diabetic gastroparesis is a double blind, placebo controlled, randomized, four-way crossover study that is being conducted at sites in the United States. The study was designed to enroll approximately 23 subjects, who receive one of four treatments (2mg, 5mg and 10mg of TC-6499 and placebo) in a randomized, crossover manner on each of four treatment visits, with each dosing period separated by approximately seven days. The primary endpoint of the study is change in gastric emptying half-time, as measured by a carbon labeled gastric emptying breath test, for each active treatment relative to placebo.

Completed Exploratory Study in Constipation-Predominant Irritable Bowel Syndrome

In an exploratory four-week study of TC-6499 that we completed in 24 subjects with constipation-predominant irritable bowel syndrome at a single site in 2011, TC-6499 outperformed placebo on an objective secondary efficacy outcome measure, the number of spontaneous bowel movements per week, but not on the primary efficacy outcome measure (a subjective subject rating of global symptom relief).

TC-6683 (formerly AZD1446)

TC-6683 is a novel small molecule that modulates the activity of the a4ß2 NNR. We discovered and advanced TC-6683 as part of a now completed preclinical research collaboration that we and AstraZeneca conducted under our 2005 collaboration agreement. AstraZeneca terminated that agreement in October 2014, effective January 2015. Upon termination of the agreement, all rights to TC-6683 reverted to Targacept. We do not have current plans to pursue additional development of TC-6683.

TC-5214

TC-5214 acts potently on a3ß4 and other NNRs. TC-5214 is one of the two enantiomers of the racemate mecamylamine hydrochloride. Enantiomers are mirror images of each other that have the same chemical but potentially different biological properties and together form a chemical mixture known as a racemate. We have completed Phase 2 clinical trials of TC-5214 in various indications and, under a now terminated collaboration agreement with AstraZeneca, Phase 3 co-development in major depressive disorder (MDD). We currently do not have plans to pursue additional development with TC-5214.

Completed Phase 2b Clinical Trial in Overactive Bladder

We completed in July 2014 a Phase 2b clinical trial of TC-5214 in overactive bladder. The trial was a double blind, placebo controlled, randomized, parallel group trial conducted in the United States. The term “double blind” means that neither the subjects nor the investigators in the trial know which subjects receive the investigational drug (in this case, TC-5214) and which subjects receive placebo. The study, which enrolled 768 patients, included a 3- to 5-week screening period followed by a 12-week treatment period during which patients received either one of three doses of TC-5214 (0.5mg, 1mg or 2mg) or placebo twice daily. The study’s co-primary endpoints were change in urination frequency per 24 hours and change in urinary incontinence episodes per 24 hours, in each case from baseline to 12 weeks. In the trial, TC-5214 demonstrated mixed results on the co-primary endpoints by providing a statistically significant reduction in urination frequency per 24 hours and an improvement that did not reach statistical significance on episodes of urinary incontinence episodes per 24 hours. Upon completion of the study, we announced that the results did not support continuing development of TC-5214 as a treatment for overactive bladder.

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

TC-6987

TC-6987 is a novel small molecule that modulates the activity of the a7 NNR. Previously, we completed two exploratory Phase 2 clinical trials of TC-6987, one in asthma and one in Type 2 diabetes. We currently do not have plans to pursue additional development with TC-6987.

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

TC-1734

TC-1734 is a novel small molecule that modulates the activity of the a4ß2 NNR. We have completed Phase 2 clinical trials of TC-1734 in various indications. We currently do not have plans to pursue additional development with TC-1734.

Completed Phase 2b Clinical Trial in Mild to Moderate Alzheimer’s Disease Conducted by Targacept

We completed in July 2014 a Phase 2b clinical trial of TC-1734 as a treatment for mild to moderate Alzheimer’s disease. The trial was a potential registration study that was the subject of a Special Protocol Assessment agreement with the U.S. Food and Drug Administration, or FDA. It was a double blind study designed to evaluate TC-1734 head-to-head against donepezil, which is marketed as Aricept and is the medication most often prescribed for mild to moderate Alzheimer’s disease. In the trial, 293 subjects diagnosed with probable Alzheimer’s disease classified as mild or moderate in severity were randomly assigned to receive donepezil or a fixed 30mg dose of TC-1734 daily over 52 weeks. We conducted the study at sites predominantly in Eastern Europe and in the United States. The study had co-primary outcome measures, change from baseline after 12 months of treatment with TC-1734 as compared to donepezil on the Alzheimer’s Disease Assessment Scale-cognitive subscale, or ADAS-Cog, and on a functional measure. The functional measure for European sites is the Alzheimer’s Disease Cooperative Study—Activities of Daily Living Inventory, and the functional measure for U.S. sites is the Clinician’s Interview Based Impression of Change Plus Caregiver Input, each of which assesses subjects’ ability to perform typical day-to-day activities. In the trial, TC-1734 did not meet the objective of showing superiority to donepezil after the 52 weeks of treatment.

The study was the second clinical trial of TC-1734 in mild to moderate Alzheimer’s disease. The first was conducted by AstraZeneca under our 2005 collaboration agreement with them, which terminated effective January 2015, and its outcome was inconclusive. In March 2013, AstraZeneca exercised its right to terminate TC-1734 from the now terminated collaboration agreement. As a result, all rights and licenses for TC-1734 that we granted under the agreement to AstraZeneca terminated and reverted to us effective June 2013. Previously, we received $6.2 million in nonrefundable payments from AstraZeneca in connection with our ongoing clinical trial.

Completed Phase 2b Clinical Trial in Mild to Moderate Alzheimer’s Disease Conducted by AstraZeneca

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

AAMI (later study)

•    a double blind, placebo controlled, multi-center study that we conducted in the United States

•    subjects were between the ages of 50 and 80 and classified with AAMI based on inclusion criteria reflecting both subjective and objective memory impairment

•    there were three co-primary endpoints, change from baseline on the Power of Attention and Episodic Memory factors of the CDR test battery and on the Subject Global Impression—Cognition scale at the end of 16 weeks of dosing with TC-1734 as compared to placebo

•    TC-1734 met all three co-primary endpoints (p < 0.05) at 50mg and met the Power of Attention endpoint at 25mg

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

Cognitive Dysfunction in Schizophrenia

•    a double blind, placebo controlled, dose finding, multi-center study that AstraZeneca conducted in the United States and Canada

•    subjects were clinically stable schizophrenics who were active smokers and taking a marketed atypical antipsychotic

•    TC-1734 did not meet pre-defined success criteria on the primary endpoints, change from baseline on scores for attention/vigilance, working memory, verbal learning, speed of processing and reasoning and problem solving as measured by a computerized test battery after 12 weeks of treatment with TC-1734 as compared to placebo

Medical Need and Commercial Opportunity in Our Target Indication

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

Prior Collaborations

AstraZeneca AB

In December 2005, we entered into a collaborative research and license agreement with AstraZeneca AB. The agreement became effective in January 2006 and was initially focused in cognitive disorders. As amended the agreement permitted AstraZeneca to pursue development and commercialization of compounds that it has licensed from us in any therapeutic area. AstraZeneca terminated the agreement effective January 2015. Upon termination of the collaboration agreement, all remaining rights and licenses to compounds granted by Targacept under the collaboration agreement to AstraZeneca terminated and reverted to Targacept, including the rights and license relating to TC-6683.

Our agreement with AstraZeneca initially included a number of different elements, including a multi-year preclinical research collaboration that we and AstraZeneca conducted until January 2010. TC-6683 is the most advanced compound that arose from the research collaboration.

In addition, we granted to AstraZeneca under the agreement a license to develop and commercialize TC-1734. In March 2013, AstraZeneca exercised its right to terminate TC-1734 from the agreement. As a result, all rights and licenses for TC-1734 that we granted under the agreement to AstraZeneca terminated and reverted to us effective June 2013. AstraZeneca also had the right under the agreement to license TC-5619 following completion of our prior Phase 2 clinical trial in cognitive dysfunction in schizophrenia. In 2011, AstraZeneca elected not to exercise this license right.

Payment Terms. AstraZeneca paid us a total of $88.1 million, including an initial fee, milestone and other product candidate-related payments, and research support payments, under the agreement.

Completed Preclinical Research Collaboration. The agreement provided for a preclinical research collaboration that we and AstraZeneca conducted between January 2006 and January 2010 to discover and develop additional compounds that act on the a4ß2 NNR. AstraZeneca paid us research fees based on an agreed reimbursement rate for research services rendered by us in the collaboration.

Development and Commercialization Costs. AstraZeneca was responsible for the clinical development and commercialization of TC-6683 and any other licensed compounds that arose from the research collaboration that it elected to advance and for funding substantially all associated costs. In addition, we received $6.2 million in payments from AstraZeneca in connection with events associated with our clinical trial of TC-1734 in mild to moderate Alzheimer’s disease, which was completed in July 2014.

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

Patents and Proprietary Rights

We have actively sought to protect the proprietary NNR technology that we consider important to our business, including chemical species, compositions and forms, their methods of use and processes for their manufacture, as well as modified forms of naturally-expressed receptors, in the United States and other jurisdictions internationally that we consider key pharmaceutical markets. We also rely upon trade secrets and contracts to protect our proprietary information. If we consummate the Proposed Merger with Catalyst, we do not anticipate that the combined company will continue to invest in protecting the intellectual property related to the NNR assets, except to the extent that such protections are necessary to enhance the opportunity to monetize the relevant assets in the short term.

As of February 28, 2015, our issued patents and pending patent applications in the United States and foreign counterparts include composition of matter coverage on a number of different structural families of compounds. The actual protection afforded by a patent varies from country to country and depends upon many factors, including the type of patent, the scope of its coverage and the availability of legal remedies in a particular country.

We consider the following United States patents that we own or license to be particularly important to the protection of our most advanced product candidates.

Product Candidate	Patent Scope	Patent Expiration

TC-5214	Pharmaceutical composition of TC-5214	January 2020

	Methods of use of TC-5214 in overactive bladder	March 2033

TC-1734	Composition of matter for the preferred salt form of TC-1734	August 2026

TC-6683 (formerly AZD1446)	Composition of matter for TC-6683 Composition of matter for a family of compounds that includes TC-6683	August 2028 January 2028

TC-6499	Composition of matter for TC-6499	February 2024

	Composition of matter for the preferred salt form of TC-6499	September 2032

TC-5619	Composition of matter for a racemic mixture that includes TC-5619	March 2019

	Composition of matter for a family of racemic compounds that includes a racemic mixture that includes TC-5619	August 2019

	Composition of matter for a sub-family of racemic compounds that includes a racemic mixture that includes TC-5619	December 2018

	Composition of matter for specific salt forms of TC-5619, including the preferred salt	January 2029

	Composition of matter for single enantiomer TC-5619 and salts	August 2028

	Commercial method and composition of matter for synthetic intermediates for manufacture of TC-5619	August 2028

TC-6987	Composition of matter for a family of racemic compounds that includes a racemic mixture that includes TC-6987	August 2019

	Composition of matter for a sub-family of racemic compounds that includes a racemic mixture that includes TC-6987	December 2018

	Composition of matter for single enantiomer TC-6987 and salt forms, including the preferred salt	November 2030

In addition to these patents, for some of these product candidates, we have later-expiring patents and patent applications that cover the product candidate, its use as part of combination therapy or otherwise, or methods for synthesis or composition of matter coverage for synthetic intermediates. These patents, including any patents that issue from other pending applications, could provide additional protection or a longer period of protection. We also have issued patents and pending patent applications with equivalent or substantially comparable protection for our product candidates in jurisdictions internationally that we consider key pharmaceutical markets.

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

License Agreements

We consider the following license agreements to be important to any ongoing activity related to our NNR assets.

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

We have relied and may continue to rely on a number of contract manufacturers to manufacture our product candidates for use in any preclinical research and to manufacture our product candidates in accordance with current good manufacturing practices, or cGMP, for use in clinical trials. We may ultimately depend on contract manufacturers for the manufacture of our products for commercial sale, as well as for process development. Contract manufacturers are subject to extensive FDA and other governmental regulation.

Competition

Our industry is subject to rapid and intense technological change. We face, and will continue to face, worldwide competition from biotechnology, biopharmaceutical and pharmaceutical companies, research institutions, government agencies and academic institutions.

There is substantial competition from therapies designed to target NNRs. Pfizer’s product Chantix, which is known outside of the United States as Champix, acts on several NNR subtypes as well as other molecular targets in the body. Chantix is approved as an aid to smoking cessation treatment. In addition, we believe that several pharmaceutical and biotechnology companies have product candidates in development that target NNRs, including AbbVie, Merck & Co., Forum Pharmaceuticals, Vanda Pharmaceuticals, Asmacure, Bionomics, Saniona, Savant HWP, Alpharmagen (a joint venture formed by CoMentis and Anvyl), Extab, SK Biopharmaceuticals and Neuroderm.

We believe the primary competitive products for treating diabetic gastroparesis, which we are targeting with our lead product candidate, TC-6499, include the dopamine receptor antagonist metoclopramide. Metoclopramide is widely available generically under various trade names and was originally branded and marketed as Reglan by Alaven Pharmaceutical.

Several pharmaceutical, biopharmaceutical and biotechnology companies are currently developing additional treatments for the indications we have targeted that may be approved for marketing and sale prior to any approval of our product candidates.

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

Employees

As of February 28, 2015, we had 19 full-time employees. Our management believes that relations with our employees are good. None of our employees is represented under a collective bargaining agreement.

Our Corporate Information

We were incorporated in Delaware in 1997 as a wholly-owned subsidiary of R.J. Reynolds Tobacco Company. In August 2000, we became an independent company when we issued and sold stock to venture capital investors. Our principal executive offices are located at 100 North Main Street, Suite 1510, Winston-Salem, North Carolina 27101 and our telephone number is (336) 480-2100.

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

Item 1A.	Risk Factors.

Risks Related to the Proposed Merger

The market price of Targacept common stock following the Proposed Merger may decline as a result of the transaction.

The market price of Targacept common stock may decline as a result of the Proposed Merger for a number of reasons, including if:

•	investors react negatively to the prospects of the combined company’s business and prospects; or

•	the performance of the combined company’s business or its future prospects are not consistent with the expectations of financial or industry analysts.

Targacept stockholders will have a reduced ownership and voting interest in, and will exercise less influence over the management of, the combined company following the consummation of the merger.

After the consummation of the Proposed Merger, the current stockholders of Targacept will own a significantly smaller percentage of the combined company than their ownership of Targacept prior to the merger. At the effective time of the merger, Targacept stockholders will collectively own approximately 35% of the outstanding shares of the combined company. In addition, the seven-member Board of Directors of the combined company will initially be comprised of four current Catalyst directors and three current Targacept directors. Consequently, stockholders of Targacept will be able to exercise less influence over the management and policies of the combined company than they currently exercise over the management and policies of Targacept.

Targacept stockholders may not realize a benefit from the Proposed Merger commensurate with the ownership dilution they will experience in connection with the merger.

If the combined company is unable to realize the full strategic and financial benefits anticipated from the Proposed Merger, Targacept stockholders will have experienced substantial dilution of their ownership interests without receiving any commensurate benefit, or only receiving part of the commensurate benefit to the extent the combined company is able to realize only part of the strategic and financial benefits currently anticipated from the Proposed Merger.

Failure to complete the Proposed Merger may adversely affect the common stock price of Targacept and future business and operations of the Company.

If the Proposed Merger is not completed, Targacept is subject to the following risks:

•

if the Merger Agreement is terminated under certain circumstances, Targacept will be required to pay Catalyst a termination fee of $3.22 million, and/or to reimburse Catalyst for up to $1.25 million in certain transaction expenses;

•

the attention of management of Targacept will have been diverted to the Proposed Merger instead of being directed solely to its own operations and the pursuit of other opportunities that may have been beneficial to the Company;

•	the loss of time and resources of Targacept;

•	the price of Targacept stock may decline and remain volatile; and

•	costs related to the Proposed Merger, such as legal, accounting and transaction agent fees, some of which must be paid even if the Proposed Merger is not completed.

In addition, if the Merger Agreement is terminated and the board of directors of Targacept determines to seek another business combination, there can be no assurance that Targacept will be able to find a transaction that is superior or equal in value to the Proposed Merger.

We may fail to realize the anticipated benefits of the merger.

The success of the merger will depend on, among other things, the combined company’s ability to achieve its business objectives, including the successful development of its product candidates. If the combined company is not able to achieve these objectives, the anticipated benefits of the merger may not be realized fully, may take longer to realize than expected, or may not be realized at all.

Targacept and Catalyst have operated and, until the completion of the merger, will continue to operate independently. It is possible that the integration process could result in the loss of key employees, the disruption of each company’s ongoing business or inconsistencies in standards, controls, procedures or policies that could adversely affect our ability to maintain relationships with third parties and employees or to achieve the anticipated benefits of the merger. Integration efforts between the two companies will also divert management’s attention and resources. Any delays in the integration process or inability to realize the full extent of the anticipated benefits of the merger could have an adverse effect on our business and the results of our operations. Such an adverse effect on our business may impact the value of the shares of the combined company’s common stock after the completion of the merger.

In addition, Catalyst could be materially adversely affected prior to the closing of the merger, which could have a material adverse effect on the combined company if Targacept is required to complete the merger. For example, Targacept is required under the Merger Agreement to complete the merger despite any changes in general economic or political conditions or the capital or securities markets in general to the extent they do not disproportionately affect Catalyst; any changes in or affecting the industries in which Catalyst operates, to the extent they do not disproportionately affect Catalyst; any changes, effects or circumstances resulting from the announcement or pendency of the Merger Agreement or the consummation of the contemplated transactions or compliance with the terms of the Merger Agreement; any changes in laws or applicable accounting principles, or interpretations thereof; and the commencement, continuation or escalation of war, terrorism or hostilities, or natural disasters or political events. If any such adverse changes occur and the Proposed Merger is still consummated, the combined company’s stock price may suffer. This in turn may reduce the value of the merger to the stockholders of Targacept.

During the pendency of the merger, Targacept may not be able to enter into a business combination with another party at a favorable price because of restrictions in the Merger Agreement, which could adversely affect its business.

Covenants in the Merger Agreement generally prohibit Targacept and Catalyst from entering into certain extraordinary transactions with any third party, including mergers, purchases or sales of assets, or other business combinations, subject to certain exceptions relating to fiduciary duties, or from completing other transactions that are not in the ordinary course of business pending completion of the Proposed Merger, including transactions that may be favorable to the companies or their stockholders. As a result, if the Proposed Merger is not completed, our business may be adversely impacted by our inability to pursue other beneficial opportunities during the pendency of the Proposed Merger.

Provisions of the Merger Agreement may discourage third parties from submitting alternative acquisition proposals, including proposals that may be superior to the Proposed Merger.

The terms of the Merger Agreement prohibit Targacept from soliciting alternative takeover proposals or cooperating with persons making unsolicited takeover proposals, except in limited circumstances when Targacept’s board of directors determines in good faith that an unsolicited alternative takeover proposal is or is reasonably likely to succeed, to lead to a superior takeover proposal and that failure to pursue such proposal would be considered a breach of the board’s fiduciary duties. If Targacept terminates the Merger Agreement because it enters into an alternative superior transaction, Targacept would be required to pay a termination fee of $3.22 million to Catalyst. Such termination fee may discourage third parties from submitting alternative takeover proposals to Targacept, and may cause the board of directors to be less inclined to recommend an alternative proposal.

The lack of a public market for Catalyst shares makes it difficult to determine the fair market value of Catalyst, and the merger consideration to be issued to Catalyst securityholders may exceed the actual value of Catalyst.

The outstanding capital stock of Catalyst is privately held and is not traded on any public market, which makes it difficult to determine the fair market value of Catalyst. Although Targacept’s board of directors believes it has taken all reasonable steps to reach an accurate determination of Catalyst’s value, there can be no assurances that the merger consideration to be issued to Catalyst securityholders does not exceed the actual value of Catalyst.

If the redeemable convertible notes are redeemed for cash instead of converted for stock, the combined company may need to raise additional dilutive capital.

In connection with the Proposed Merger, Targacept stockholders will receive a Pre-Closing Dividend consisting of approximately $37 million in aggregate principal amount of redeemable convertible notes, as well as cash. The notes will be convertible at any time for two years following closing into shares of the combined company at a conversion price of $1.31 per share, which represents 130% of the negotiated per-share value of the Company’s assets following the anticipated Pre-Closing Dividend. The combined company is expected to have a cash balance of approximately $77 million upon closing of the Proposed Merger. If all of the notes are redeemed for cash and not converted into stock of the combined company, the approximately $37 million of cash required to satisfy the redemption will not be available to fund the ongoing operations of the combined company. If a substantial amount of the cash balance of the combined company is required to satisfy note redemptions, the combined company may need to raise additional dilutive capital in the future to fund operations.

If the merger is not completed, the Pre-Closing Dividend will not be paid to Targacept stockholders.

Payment of the Pre-Closing Dividend to the Targacept stockholders is contingent upon the completion of the Proposed Merger. If the Proposed Merger does not occur, the Targacept stockholders will not be paid the Pre-Closing Dividend, and there is no assurance the Targacept board of directors will declare or pay any dividends on the Targacept common stock in the future.

Targacept may not be able to complete the Proposed Merger and may elect to pursue another strategic transaction similar to the Proposed Merger, which may not occur on commercially reasonably terms or at all.

Targacept cannot assure you that it will complete the Proposed Merger in a timely manner or at all. The Merger Agreement is subject to many closing conditions and termination rights. Targacept’s assets currently consist primarily of cash, cash equivalents and marketable securities, and its listing on the NASDAQ Global Select Market. If Targacept does not consummate the Proposed Merger, its board of directors may elect to attempt to complete another strategic transaction similar to the Proposed Merger. Such attempts will likely be costly and time consuming, and Targacept cannot make any assurances that a future strategic transaction will occur on commercially reasonable terms or at all.

If the Proposed Merger is not completed, Targacept may elect to liquidate its remaining assets, and there can be no assurances as to the amount of cash available to distribute to stockholders after paying its debts and other obligations.

If Targacept does not complete the Proposed Merger, the board of directors may elect to take the steps necessary to liquidate all remaining assets of Targacept in light of the risks of reestablishing an operating business. The process of liquidation may be lengthy and Targacept cannot make any assurances regarding the timing of completing such a process. In addition, Targacept would be required to pay all of its debts and contractual obligations, and to set aside certain reserves for potential future claims. There can be no assurance as to the amount of available cash that will be available to distribute to stockholders after paying Targacept’s debts and other obligations and setting aside funds for reserves, nor as to the timing of any such distribution.

If the Proposed Merger is not completed, and Targacept fails to acquire or develop other products or product candidates on commercially reasonable terms, or at all, Targacept may be unable to reestablish a viable operating business.

If the Proposed Merger is not completed, Targacept could be required to rely on in-licensing as the source of any of future product candidates for development and commercialization. Due to Targacept’s history, its current limited operational and management capabilities, and the intense competition for pharmaceutical product candidates, even if Targacept finds promising product candidates and generates interest in a collaborative or strategic arrangement to acquire such product candidates, it may not be able to acquire rights to additional product candidates or approved products on commercially reasonable terms that it finds acceptable, or at all. Proposing, negotiating and implementing an economically viable product acquisition or license is a lengthy and complex process. Targacept competes for collaborative arrangements and license agreements with pharmaceutical and biotechnology companies and academic research institutions. Targacept’s competitors may have stronger relationships with third parties with whom we may be interested in collaborating, or they may have greater financial, development and commercialization resources or more established histories of developing and commercializing products than Targacept. As a result, such competitors may have a competitive advantage over Targacept in entering into collaborative arrangements.

Targacept expects that any product candidate to which it acquires rights will require additional development and regulatory efforts prior to commercial sale, including extensive clinical testing and approval by the FDA and other non-U.S. regulatory authorities. All product candidates are subject to the risks of failure inherent in pharmaceutical product development, including the possibility that the product candidate will not be shown to be sufficiently safe and effective for approval by regulatory authorities and the possibility that, due to strategic considerations, Targacept will discontinue research or development with respect to a product candidate for which it has already incurred significant expense. Even if the product candidates receive regulatory approval, Targacept cannot be sure that such product candidates would be capable of economically feasible production or commercial success.

We will incur substantial transaction-related costs in connection with the Proposed Merger.

We have incurred, and expect to continue to incur, a number of non-recurring transaction-related costs associated with completing the Proposed Merger and combining the two companies. These fees and costs have been, and will continue to be, substantial. Non-recurring transaction costs include, but are not limited to, fees paid to legal, financial and accounting advisors, severance and benefit costs, filing fees and printing costs. Additional unanticipated costs may be incurred in the integration of the businesses of Targacept and Catalyst which may be higher than expected and could have a material adverse effect on the combined company’s financial condition and operating results.

A failure by Targacept to comply with the initial listing standards of the NASDAQ Global Select Market may subject its stock to delisting from the NASDAQ Global Select Market, which listing is a condition to the consummation of the merger.

Targacept’s common stock is currently listed for trading on the NASDAQ Global Select Market. Immediately prior to the consummation of the merger, Targacept will be required to meet the initial listing requirements to maintain the listing and continued trading of its shares on the NASDAQ Global Select Market. These initial listing requirements are more difficult to achieve than the continued listing requirements under which Targacept is now trading. Based on information currently available to Targacept, Targacept anticipates that it will be unable to meet the $4.00 minimum bid price initial listing requirement at the closing of the merger unless it effects a reverse stock split. If Targacept is unable to satisfy these requirements, NASDAQ may notify Targacept that its stock will be subject to delisting from the NASDAQ Global Select Market. It is a condition to Catalyst’s obligation to consummate the merger that Targacept maintain the listing of its common stock on NASDAQ. In addition, oftentimes a reverse stock split will not result in a trading price for the affected common stock that is proportional to the ratio of the split. Targacept believes that a reverse stock split will be in the best interest of the combined company and its stockholders. However, Targacept cannot assure you that the implementation of the reverse stock split will have a positive impact on the price of its common stock.

We may become involved in securities class action litigation that could divert management’s attention and harm the company’s business and insurance coverage may not be sufficient to cover all costs and damages.

In the past, securities class action litigation often follows certain significant business transactions, such as the sale of a business division or announcement of a merger. The combined company may become involved in this type of litigation in the future. Litigation often is expensive and diverts management’s attention and resources, which could adversely affect the combined company’s business.

Risks Related to our Business

We currently have only one product candidate in clinical development, and our recent clinical trials have resulted in significant clinical pipeline attrition. As we have closed our laboratory operations and no longer have the capability to discover new product candidates internally, we may not be able to overcome this attrition without purchasing or relying on other sources for new product candidates.

In 2012, we completed two workforce reductions and closed our laboratory operations. Following these actions, we do not have internal discovery and research capabilities to identify and discover new product candidates. We have no current plan to resume discovery or research activities. If in the future we were to resume these activities, we would need to recruit additional scientific and technical personnel and obtain access to laboratory facilities.

We currently have only one product candidate in clinical trials and, without internal discovery and research, we will not be able to expand our pipeline with internal candidates. If we are unable to expand our portfolio of product candidates through acquisitions or in-licensing, which we may be unable to do on reasonable terms or at all, our business would be materially and adversely affected.

A small number of our stockholders beneficially own a substantial amount of our common stock and have substantial control over us; therefore, your ability to influence corporate matters may be limited.

Significant stockholders, acting together, have the ability to affect matters submitted to our stockholders for approval, including the approval of significant transactions, like the Proposed Merger. This concentration of ownership may have the effect of delaying, deferring or preventing a strategic transaction, even if such a transaction would benefit other stockholders.

Our ability to use net operating loss and tax credit carryforwards and certain built-in losses to reduce future tax payments is limited by provisions of the Internal Revenue Code, and may be subject to further limitation as a result of prior or future offerings of our stock or other transactions.

Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, contain rules that limit the ability of a company that undergoes an ownership change, which is generally an increase in the ownership percentage of certain stockholders in the stock of a company by more than 50 percent over a three-year period, to utilize its net operating loss and tax credit carryforwards and certain built-in losses recognized in years after the ownership change. These rules generally operate by focusing on ownership changes involving stockholders owning directly or indirectly 5% or more of the stock of a company and any change in ownership arising from a new issuance of stock by the company. Generally, if an ownership change as defined by Section 382 occurs, the yearly taxable income limitation on the use of net operating loss and tax credit carryforwards and certain built-in losses is equal to the product of the applicable long term tax exempt rate and the value of the company’s stock immediately before the ownership change. The Proposed Merger may result in such an ownership change. If any of our past or future transactions are determined to have caused one or more Section 382 ownership changes, we generally would not be able to use our pre-change loss or credit carryovers or certain built-in losses prior to such ownership change to offset future taxable income in excess of the annual limitations imposed by Sections 382 and 383, which may result in the expiration of a portion of our tax attributes before utilization.

Risks Related to Our Financial Results

We have a substantial accumulated deficit and may incur losses for future periods. We may not achieve profitability for any future period or, if we do achieve profitability for a future period, we may not sustain or grow our profitability.

As of December 31, 2014, we had an accumulated deficit of $313.3 million. We had a net loss of $32.6 million for the year ended December 31, 2014, and net losses of $46.7 million and $7.0 million for the years ended December 31, 2013 and 2012, respectively. Our losses for other periods have historically resulted principally from costs incurred in connection with our research and development activities, including clinical trials, and from general and administrative expenses associated with our operations. We may incur losses for future periods as we progress our programs and invest in or evaluate additional strategic opportunities. As a result, we will need to generate significant revenues to achieve profitability in the future or, if we do achieve profitability for any particular period, to sustain or grow our profitability on a quarterly or annual basis.

We derived a substantial portion of our revenue for 2013 and 2012 from our strategic alliances and collaborations, which have all terminated. We do not currently have any source of product revenue. We expect that a substantial portion of our operating cash flow in the next few years will depend on the following:

•

whether we establish additional strategic alliances, collaborations or licensing or other comparable arrangements, or whether we complete the merger with Catalyst or another significant corporate transaction, and, if we do, the associated terms in each case; and

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

We had approximately $111 million of cash, cash equivalents and investments at December 31, 2014, which, based on our current scope of operations, would be sufficient to fund our current operations for several years. However, there is substantial uncertainty associated with our ongoing evaluation of strategic alternatives and the potential costs associated with those alternatives, which may fundamentally change our business and capital requirements. As a result, we may need additional funds sooner than planned to meet operational needs and capital requirements to fund strategic transactions, pipeline diversification or other business and corporate development initiatives. Our ability to raise additional funds if and when needed on terms that are acceptable to us, or at all, is uncertain.

Risks Related to the Development and Regulatory Approval of Our Product Candidates

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

To obtain the requisite regulatory approvals to market and sell any of our product candidates, we must demonstrate, through extensive nonclinical studies and clinical trials, that the product candidate is safe and effective in humans. The number of clinical trials required to obtain approval varies depending on the particular product candidate, the disease or condition for which it is in development and the regulations applicable to it. Nonclinical studies and clinical trials are lengthy and expensive, difficult to design and implement and subject to a historically high rate of failure. The development of each of our product candidates involves significant risks at each stage of testing. A failure of one or more clinical trials of any of our product candidates could occur at any stage of testing. For example, TC-5214 did not achieve the primary endpoint in multiple Phase 3 clinical trials in major depressive disorder completed in 2011 and 2012, nor did it meet one of the co-primary endpoints in the Phase 2b clinical trial in overactive bladder in 2014. As a consequence, we no longer have plans to pursue additional development of this compound in these therapeutic areas. If we experience failures in our ongoing or future clinical trials, or if we are not able to design clinical trials to establish the safety and efficacy of our product candidates and otherwise achieve the objectives of the trials, our product candidates may never be approved for sale or become commercially available.

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

Risks Related to Our Dependence on Third Parties

We may need to depend on alliances and collaborations with third parties for the development and commercialization of some of our product candidates. If our alliances and collaborations are not successful, we may not be able to capitalize on the market potential of these product candidates.

We may selectively enter into alliances and collaborations, particularly for target indications for which a potential collaborator has unique expertise or that represent large primary care markets that must be served by large sales and marketing organizations. Our ability to generate revenue from our alliances and collaborations will depend on our collaborators’ abilities to establish the safety and efficacy of our product candidates, to obtain regulatory approvals and to achieve market acceptance. Strategic alliances and collaborations involving our product candidates pose many risks to us, including:

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

Risks Related to Our Common Stock

The market price of our common stock has historically been highly volatile and the Proposed Merger may result in significant stock price and trading volume fluctuations.

The trading price of our common stock has historically been highly volatile, and the Proposed Merger may result in significant stock price and trading volume fluctuations. We cannot predict precisely the impact the announcement, pendency or consummation of the Proposed Merger will have on our stock price. Additionally, the stock market in general has experienced extreme price and volume fluctuations. The market prices of securities of pharmaceutical, biopharmaceutical and biotechnology companies have been extremely volatile and have experienced fluctuations that have often been unrelated or disproportionate to operating performance. The Proposed Merger and these broad market fluctuations could result in extreme fluctuations in the price of our common stock, which could cause a decline in the value of shares held by any stockholder.

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

Market Information

Our common stock currently trades on the NASDAQ Global Select Market under the symbol “TRGT.” The following table sets forth, for the periods indicated, the high and low sales prices for our common stock:

		Common Stock
		High	Low
2013:
	First Quarter	$4.83	$4.19
	Second Quarter	$5.77	$4.06
	Third Quarter	$5.84	$4.28
	Fourth Quarter	$6.11	$3.75
2014:
	First Quarter	$5.23	$4.04
	Second Quarter	$4.88	$3.52
	Third Quarter	$4.68	$2.47
	Fourth Quarter	$2.85	$2.25

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

The following graph compares the cumulative total stockholder return for our common stock with the cumulative total stockholder return of the NASDAQ Composite Index and the NASDAQ Biotechnology Index. The comparison assumes the investment of $100 on December 31, 2009 in each of our common stock, the NASDAQ Composite Index and the NASDAQ Biotechnology Index and the reinvestment of any dividends. We have not paid any dividends on our common stock and do not include dividends in the representation of our performance. The performance shown for any prior period does not predict the performance to be expected for any future period.

	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14
Targacept, Inc.	$100	$127	$27	$21	$20	$13
NASDAQ Biotechnology Index	$100	$115	$129	$170	$281	$377
NASDAQ Composite Index	$100	$117	$115	$133	$184	$209

Stockholders

As of March 4, 2015, there were approximately 44 holders of record of our common stock. Because many of our shares are held by brokers or other nominees on behalf of beneficial owners, we are unable to determine precisely the total number of beneficial owners represented by the holders of record. As of March 4, 2015, we estimate the total number of beneficial owners of our common stock whose shares are held by brokers or other nominees on their behalf to be approximately 3,005.

Dividends

We have never declared or paid cash dividends on any of our shares of capital stock. With the exception of the Pre-Closing Dividend that may be distributed in connection with the Proposed Merger discussed above, we currently intend to retain future earnings, if any, to finance the expansion and growth of our business and do not anticipate paying any cash dividends in the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements and other factors that our board of directors deems relevant. In addition, the terms of any future debt or credit facility may preclude us from paying dividends.

Securities Authorized for Issuance Under Equity Compensation Plans

The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Stock-Based Incentive Plans” in the notes to Financial Statements.

Calculation of Aggregate Market Value of Non-Affiliate Shares

For purposes of calculating the aggregate market value of shares of our common stock held by non-affiliates as set forth on the cover page of this annual report, we have assumed that all outstanding shares as of the determination date were held by non-affiliates, except for shares held by our executive officers, directors and their affiliated entities, and stockholders that held 10% or more of our outstanding common stock as of the determination date and are not affiliated with a director if there are facts and circumstances that indicate that the 10% or greater stockholder exercises control over us. This assumption is not intended to constitute an admission that all executive officers and directors, and any 10% or greater stockholder treated as an affiliate for this purpose, are, in fact, our affiliates or that there are no other persons who may be deemed to be our affiliates.

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

We derived the statements of comprehensive income data for the years ended December 31, 2014, 2013 and 2012 and the balance sheet data as of December 31, 2014 and 2013 from our audited financial statements included in this annual report. We derived the statements of comprehensive income data for the years ended December 31, 2011 and 2010 and the balance sheet data as of December 31, 2012, 2011 and 2010 from our audited financial statements not included in this report. Our historical results for any prior period are not necessarily indicative of the results to be expected for any future period. You should read the notes to our financial statements for an explanation of the method used to determine the number of shares used in computing basic and diluted net loss per share.

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(in thousands, except share and per share data)
Statement of Operations Data:
Net operating revenues	$275	$3,629	$57,860	$97,637	$85,713
Operating expenses:
Research and development	19,499	38,840	49,087	95,215	64,546
General and administrative	10,172	12,005	13,193	12,167	8,052
Reduction in force	318	—	3,718	—	—

Total operating expenses	29,989	50,845	65,998	107,382	72,598

(Loss) income from operations	(29,714)	(47,216)	(8,138)	(9,745)	13,115
Interest income	585	784	1,070	1,348	1,463
Gain (loss) on sale of property and equipment	13	(213)	55	—	—
Interest expense	(23)	(53)	(86)	(132)	(153)

(Loss) income before income taxes	(29,139)	(46,698)	(7,099)	(8,529)	14,425
Income tax (expense) benefit	(3,484)	(7)	101	—	(3,526)

Net (loss) income	$(32,623)	$(46,705)	$(6,998)	$(8,529)	$10,899

Basic net (loss) income per share	$(0.97)	$(1.39)	$(0.21)	$(0.27)	$0.38

Diluted net (loss) income per share	$(0.97)	$(1.39)	$(0.21)	$(0.27)	$0.36

Weighted average common shares outstanding—basic	33,780,433	33,640,323	33,476,316	31,637,283	28,543,408

Weighted average common shares outstanding—diluted	33,780,433	33,640,323	33,476,316	31,637,283	30,150,324

	As of December 31,
	2014	2013	2012	2011	2010
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and investments	$110,803	$143,777	$184,927	$249,270	$252,509
Working capital	105,227	82,627	116,394	119,606	119,422
Total assets	111,999	145,873	189,579	258,126	262,787
Long-term debt, net of current portion	—	283	1,136	1,986	1,349
Accumulated deficit	(313,256)	(280,633)	(233,928)	(226,930)	(218,401)
Total stockholders’ equity	109,085	134,611	175,915	174,288	91,847

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

Background

We are a biopharmaceutical company that has historically been engaged in the development of novel NNR Therapeutics™ to treat patients suffering from serious nervous system and gastrointestinal/ genitourinary diseases and disorders. Our NNR Therapeutics selectively target a class of receptors known as neuronal nicotinic receptors, which we refer to as NNRs. NNRs are found on nerve cells throughout the nervous system and serve as key regulators of nervous system activity. However, in light of recent clinical trial disappointments in our development programs for TC-5214, TC-1734 and TC-5619, and our decision to discontinue the development of those compounds, we have shifted our strategic emphasis to external business opportunities not related to NNRs.

On March 5, 2015, we announced our entry into a definitive Agreement and Plan of Merger (the “Merger Agreement”) with Catalyst Biosciences, Inc. (“Catalyst”), pursuant to which, among other things, subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, a wholly-owned subsidiary of ours will be merged with and into Catalyst, with Catalyst continuing as the surviving corporation and a wholly-owned subsidiary of ours (the “Proposed Merger”). Immediately following the effective time of the Proposed Merger, existing Catalyst equity holders are expected to own approximately 65% of the capital stock of the combined company, and existing Targacept equity holders are expected to own approximately 35% of the capital stock of the combined company. Prior to the closing of the Proposed Merger, we also expect to distribute to our stockholders a dividend of approximately $37 million in aggregate principal amount of redeemable convertible notes and approximately $20 million in cash (the “Pre-Closing Dividend”). The notes will be convertible into shares of common stock of the combined company at a conversion price of $1.31 per share, which represents 130% of the negotiated per-share value of our assets following the anticipated Pre-Closing Dividend. If, in the future, the redeemable convertible notes are fully converted into Targacept common stock, Targacept stockholders would own approximately 49% of the outstanding capital stock of the combined company on a pro forma basis as of the anticipated closing date. Targacept stockholders who are entitled to the Pre-Closing Dividend will also be entitled to any net proceeds received as a result of any disposition of Targacept’s NNR compounds and related assets that occurs within up to two years after the closing of the Proposed Merger, unless those assets are sold or otherwise disposed of prior to the closing of the Proposed Merger.

We expect to consummate the Proposed Merger in the second quarter of 2015.

Catalyst is a biopharmaceutical company focused on discovering and developing novel biopharmaceutical products based on engineered human proteases. Catalyst has designed its proteases to regulate the coagulation (to promote hemostasis) and complement cascades (to prevent inflammation). In collaboration with Pfizer, Catalyst’s lead Factor VII product candidate PF-05280602/CB 813d has successfully completed a Phase 1 trial in hemophilia patients. In addition, Catalyst’s pipeline includes promising drug candidates for Hemophilia B (FIX), pro-coagulation (FXa) and complement disorders (anti-C3).

Our business activities are conducted by one operating segment for which we provide information about revenues, profits and losses in our consolidated financial statements.

Based on years of focused research in the NNR area, and notwithstanding our clinical development setbacks, we continue to believe that compounds that interact selectively with specific NNR subtypes have the potential to achieve positive medical effects by modulating their activity. We have built a patent estate covering the structure or therapeutic use of small molecules designed to regulate activity in the body by selectively affecting specific NNR subtypes. We do not have current plans to continue development of any of our NNR programs internally. Instead we would seek to out-license or sell those assets to one or more third parties.

Our most advanced NNR product candidates are TC-6499, TC-6683 (formerly AZD1446), TC-5619, TC-6987, TC-1734 and TC 5214, and they are discussed under the caption “Business” in Item 1 of Part I of this annual report.

We were party to a collaboration agreement with AstraZeneca focused on compounds that act on the a4ß2 NNR, which AstraZeneca terminated in October 2014, effective January 2015. Under the agreement AstraZeneca was granted an exclusive license to TC-6683 and an earlier-stage compound that arose from the preclinical research collaboration conducted under the agreement from January 2006 to January 2010. The rights to TC-6683 and the other compound reverted to Targacept upon effectiveness of termination of the collaboration agreement in January 2015.

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

In the second quarter of 2012, we completed a reduction in force as part of a plan to focus our resources on our more advanced programs. In October 2012, we announced a second reduction in force, as well as our plan to close our laboratory operations. We completed the second reduction in force and the laboratory closings in December 2012 and are no longer devoting resources to drug discovery or nonclinical research activities. We sold virtually all of our laboratory equipment after we closed our laboratories. We completed a further reduction in force in the fourth quarter of 2014, decreasing the number of our employees by 26% to 20 in order to align our resources with our short-term operating needs.

Except for a small number of periods in which we generated net income due primarily to the recognition into revenue of amounts received under collaboration agreements, we have not been profitable. As of December 31, 2014, we had an accumulated deficit of $313 million. We expect that we will incur losses in future periods as we incur merger related expenses, as our product candidates advance into later-stage development and as we progress our programs and invest in additional product opportunities. Drug development, including clinical trials in particular, is time-consuming, expensive and may never yield a product that will generate revenue.

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

Pursuant to a September 2010 amendment to our collaboration agreement with AstraZeneca related to a clinical trial of TC-1734 in mild to moderate Alzheimer’s disease, we received a $500,000 payment in the fourth quarter of 2010 and cumulative payments of $5.5 million in the second half of 2011. We recorded all of these payments as deferred revenue and began recognizing them into revenue on a straight-line basis over the estimated period of our obligations with respect to the study. As a result of AstraZeneca’s exercise of its right to terminate TC-1734 from the collaboration in March 2013, we recognized the remaining unrecognized deferred amount of $3.5 million into revenue during the first quarter of 2013.

As of December 31, 2014, we had received $61.6 million in aggregate upfront fees and milestone payments under our ongoing collaboration agreement with AstraZeneca and recognized an additional $26.5 million in collaboration research and development revenue for research services that we provided in the preclinical research collaboration conducted under that agreement. We immediately recognized an aggregate of $32.6 million of the amounts received under the agreement for achievement of milestone events, because each event met the conditions required for immediate recognition under our revenue recognition policy. We deferred recognition of an aggregate of $29.0 million received under the agreement and have fully recognized these deferred amounts into revenue over the respective periods discussed in Note 12 to our audited financial statements included in this annual report.

From time to time we seek and are awarded grants or perform work under grants awarded to third-party collaborators from which we derive revenue. During the third quarter of 2011, we were awarded a third grant from the Michael J. Fox Foundation for Parkinson’s Research, or MJFF. Based on the terms of the grant, we received $250,000 upon inception of the grant term and an additional $250,000 in March 2012. In addition, we are a subcontractor under a grant awarded to The California Institute of Technology by the National Institute on Drug Abuse, or NIDA, part of the National Institutes of Health, to fund research on innovative NNR-based approaches to the development of therapies for smoking cessation. Based on the terms of this arrangement, we received $191,000 in May 2012, $93,000 in October 2013 and $148,000 in March 2014. Funding for awards under federal grant programs is subject to the availability of funds as determined annually in the federal appropriations process.

In September 2014, we entered into a services agreement with a biopharmaceutical company, under which we provided certain clinical development and regulatory consulting services. Under the agreement, we expect to receive approximately $187,000 for our services over the term of the agreement, which expired on February 28, 2015. We do not expect ongoing revenue from this agreement or other similar agreements.

Research and Development Expenses

Since our inception, we have focused our activities on drug discovery and development programs. We record research and development expenses as they are incurred. Research and development expenses represented approximately 65%, 76% and 74% of our total operating expenses for the years ended December 31, 2014, 2013, and 2012, respectively.

Research and development expenses historically include costs associated with:

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

We have historically utilized our research and development personnel and infrastructure resources across several programs, and many of our costs have not been specifically attributable to a single program. Accordingly, we cannot state precisely our total costs incurred on a program-by-program basis.

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

Income Taxes

We have incurred cumulative net operating losses through December 31, 2014 and have not paid federal, state or foreign income taxes for any period since our inception. An IRS examination of our 2010 federal income tax return was completed in 2014 and resulted in an adjustment that increased taxable income for 2010 by $15.1 million, decreased taxable income for 2011 by $1.1 million and decreased taxable income for 2012 by $14.0 million. The cumulative adjustment had no effect on our federal net operating loss carryforwards. The application of U.S. generally accepted accounting principles, or GAAP, may for some periods result in non-cash income tax expense or benefit being reflected in our Statement of Comprehensive Income (Loss), as an example, exercises of stock options in periods of net income may result in tax deductions for stock-based compensation in excess of expense recorded for the stock options under GAAP, which are referred to as excess tax deductions. For years for which we report net income before taxes, we recognize the income tax benefit related to the excess tax deductions as an increase to capital in excess of par value and, based on Accounting Standards Codification ASC Topic 740, Income Taxes, record an offsetting charge in the same amount to income tax expense.

The IRS examination adjustment to our 2010 federal income tax return resulted in the realization of an additional $3.4 million of excess tax deductions and an offsetting charge to income tax expense for the year ended December 31, 2014. For the year ended December 31, 2012, we recognized $101,000 of income tax benefit as a result of the application of accounting guidance for intra-period tax allocation, under which we are required to consider all items (including items recorded in other comprehensive income) in determining the amount of tax benefit that should be allocated to net loss. The non-cash income tax benefit for 2012 was offset in full by income tax expense recorded in other comprehensive income.

As of December 31, 2014, we had $3.9 million remaining of cumulative tax deductions for periods of net loss from exercises of stock options in excess of expense recorded for the stock options under GAAP. The benefit of these excess tax deductions had not begun to be realized as of December 31, 2014 because we have incurred cumulative net operating losses since inception. This benefit will not be recognized as an increase to capital in excess of par value until the excess deductions reduce income taxes payable.

As of December 31, 2014, we had net operating loss carryforwards of $259.2 million for federal income tax purposes and $245.0 million for state income tax purposes, and we had research and development income tax credit carryforwards of $13.5 million for federal income tax purposes and $587,000 for state income tax purposes. The federal net operating loss carryforwards begin to expire in 2024. The state net operating loss carryforwards begin to expire in 2019. The federal and state research and development tax credits begin to expire in 2021. As a result of various factors, including the subjectivity of measurements used in the calculation of particular tax positions taken or that may in the future be taken in our tax returns, it is uncertain whether or to what extent we will be eligible to use the tax credits.

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

For financial reporting purposes, we have recorded a valuation allowance in all jurisdictions to fully offset the deferred tax assets related to the carryforwards and tax credits discussed above until it is more likely than not that we will realize any benefit from them.

Fair Value

The carrying amounts of our cash and cash equivalents, investments in marketable securities, accounts receivable, accounts payable and accrued expenses are considered to be representative of their respective fair values due to their short-term natures and, in the case of short-term investments, their market interest rates. Likewise, the carrying amounts of our long-term debts are considered to be representative of their fair value due to their market interest rates. Cash that we do not expect to use to fund our short-term liquidity requirements is invested in corporate debt securities and municipal bonds rated at least A quality or equivalent, U.S. Treasury notes and bonds, U.S. and state government agency-backed certificates and certificates of deposit. Our investments in marketable securities, which include marketable securities classified on our balance sheet as cash equivalents, are recorded at quoted market prices or observable market inputs and totaled $54.4 million at December 31, 2014.

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

Our significant accounting policies are described in Note 2 to our audited financial statements for the year ended December 31, 2014 included in this annual report. We believe that our accounting policies relating to revenue recognition, accrued expenses and stock-based compensation are the most critical to understanding and evaluating our reported financial results. We have identified these policies as critical because they both are important to the presentation of our financial condition and results of operations and require us to make judgments and estimates on matters that are inherently uncertain and may change in future periods. For more information regarding these policies, you should refer to Note 2 to our audited financial statements included in this annual report.

Revenue Recognition

We have historically derived a substantial portion of our revenues from our strategic alliances and collaborations and may continue, over at least the next several years, to derive a substantial portion of our revenues from additional strategic alliances or collaborations if we are able to enter into additional strategic alliances or collaborations.

Collaboration and alliance agreements may contain multiple elements, including: an upfront fee, which may include an initial payment upon commencement of the contractual relationship, payment representing a common stock purchase premium or payment to secure a right for a future license; research fees for ongoing research and development; payments associated with the achievement of discovery, development, regulatory and commercial milestone events; and royalties based on specified percentages of any net product sales, among other elements. In determining the accounting for collaboration and alliance agreements, we first determine whether the agreement involves a single unit of accounting or separate units of accounting for revenue recognition purposes by evaluating each deliverable under the terms of the agreement. If a deliverable has value on a standalone basis, we treat the deliverable as a separate unit of accounting. We determine how to allocate amounts received under the agreement among the separate units, based on the respective selling price of each unit, and we determine the revenue recognition applicable to each unit. If an agreement does not have multiple deliverables that have standalone value, we consider the agreement to have one unit of accounting and we determine the revenue recognition applicable to the entire agreement.

We defer recognition of non-refundable upfront fees and recognize them into revenue on a straight-line basis over the estimated period of our substantive performance obligations. If we do not have substantive performance obligations, we recognize non-refundable upfront fees into revenue through the date the deliverable is satisfied. The period over which we recognize the revenue may be adjusted from time to time to take into account any delays or acceleration in the development of the applicable product candidate or any extension or shortening of the applicable performance period. Any such delay or acceleration in the development of a product candidate, or extension or shortening of a performance period, would result in decreases or increases to the recognition of deferred revenue from period to period. As of December 31, 2014, all amounts that we have recorded as deferred revenue are non-refundable.

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

Stock-Based Compensation

We record the grant date fair value of stock options and unvested stock awards issued to employees and non-employee directors as stock-based compensation expense over the requisite service periods, which are typically the vesting periods. We currently use the Black-Scholes-Merton formula to estimate grant date fair value of stock options and expect to continue to use this valuation model in the future. The Black-Scholes-Merton formula requires us to make various assumptions, including among others the expected term of the award and expected volatility of our common stock. In the event a modification is made to a stock option after the grant date, we record additional stock-based compensation expense equal to the incremental fair value of the stock option immediately subsequent to the modification as compared to the fair value of the stock option immediately preceding the modification. During 2012, we modified some outstanding stock options held by executive and non-executive employees who departed Targacept to partially accelerate vesting and/or extend the permitted period for exercise. These modifications resulted in incremental compensation cost for the year ended December 31, 2012 of $1.4 million. The fair value of unvested stock awards is determined by the closing price of our common stock on the grant date. We recorded stock-based compensation expense related to stock-based awards to employees and directors of $3.5 million for the year ended December 31, 2014, $5.2 million for the year ended December 31, 2013, and $7.8 million for the year ended December 31, 2012 (inclusive of expense resulting from stock option modifications). As of December 31, 2014, we had $4.8 million in total unrecognized compensation cost related to non-vested stock-based compensation arrangements, which we expect to record over a weighted average period of 2.42 years.

Results of Operations

Years ended December 31, 2014 and December 31, 2013

Net Operating Revenues

	Year ended December 31,
	2014	2013	Change
	(in thousands)
Operating revenues:
License fees and milestones from collaborations	$—	$3,536	$(3,536)
Grant and other revenue	275	93	182

Net operating revenues	$275	$3,629	$(3,354)

Net operating revenues for the year ended December 31, 2014 decreased by $3.4 million as compared to the year ended December 31, 2013 primarily as a result of a decrease in license fees and milestones from collaborations. License fees and milestones from collaborations for the 2013 period reflected recognition of the remaining $3.5 million balance of deferred revenue from payments previously received under our collaboration agreement with AstraZeneca, triggered by AstraZeneca’s decision to terminate TC-1734 from the collaboration.

We have recognized into revenue all amounts that had been previously deferred and, therefore, in future periods, will not recognize any additional revenue related to payments received under our previous collaboration agreements.

Research and Development Expenses

	Year ended December 31,
	2014	2013	Change
	(in thousands)
Research and development expenses	$19,499	$38,840	$(19,341)

Research and development expenses for the year ended December 31, 2014 decreased by $19.3 million as compared to the year ended December 31, 2013. The lower research and development expenses for 2014 were principally attributable to decreases of $16.6 million in costs incurred for third-party services associated with our clinical-stage programs to $11.5 million from $28.1 million for the 2013 period. This decrease was principally due to lower costs related to our Phase 2b study of TC-5619 in schizophrenia, which we completed in the fourth quarter of 2013, and lower costs related to the Phase 2b studies of TC-5214 in overactive bladder and TC-1734 in Alzheimer’s disease, both of which we completed in the third quarter of 2014, and which were partially offset by costs related to our ongoing exploratory study of TC-6499 in diabetic gastroparesis, which we initiated in the second quarter of 2014. The lower research and development expenses were also attributable to a decrease of $3.0 million in research and development-related operating costs, including infrastructure and compensation-related expenses for research and development personnel, to $7.7 million for the 2014 period, from $10.7 million for the 2013 period.

The costs that we incurred for the years ended December 31, 2014 and December 31, 2013, for third-party services in connection with research and development of clinical-stage product candidates are shown in the table below:

	Year ended December 31,
	2014	2013	Change
	(in thousands)
TC-5214 overactive bladder	$7,786	$14,235	(6,449)
TC-6499	2,109	470	1,639
TC-1734	1,886	3,099	(1,213)
TC-5619	—	10,250	(10,250)
TC-6987	—	21	(21)
TC-6683	—	—	—

Based on our current clinical program related commitments and considering the consummation of the Proposed Merger, we expect our research and development expenses for the year ending December 31, 2015 to decrease as compared to 2014, principally as a result of our completion in 2014 of a Phase 2b clinical trial of TC-5214 as a treatment for overactive bladder and of a Phase 2b clinical trial of TC-1734 as a treatment for Alzheimer’s disease.

General and Administrative Expenses

	Year ended December 31,
	2014	2013	Change
	(in thousands)
General and administrative expenses	$10,172	$12,005	$(1,833)

General and administrative expenses for the year ended December 31, 2014 decreased by $1.8 million as compared to the year ended December 31, 2013. The lower general and administrative expenses were partly attributable to a decrease of $943,000 in compensation related expenses for general and administrative personnel due principally to fewer general and administrative employees and a lower value assigned to our stock-based compensation awards that vested during the period. The lower general and administrative expenses were also attributable to the non-recurrence of $467,000 in non-cash stock-based compensation charges resulting from the partial accelerated vesting of, and extended exercise periods for, certain outstanding stock options held by a former executive officer who departed Targacept in March 2013, and $309,000 in severance and other charges resulting from the departure of the former executive officer.

Reductions in Force

	Year ended December 31,
	2014	2013	Change
	(in thousands)
Reductions in force	$318	$—	$318

As a result of the reduction in force we completed during 2014, as discussed above, we recorded as expense and paid $318,000 in severance and other charges in 2014.

Years ended December 31, 2013 and December 31, 2012

Net Operating Revenues

	Year ended December 31,
	2013	2012	Change
	(in thousands)
Operating revenues:
License fees and milestones from collaborations	$3,536	$57,420	$(53,884)
Grant and other revenue	93	440	(347)

Net operating revenues	$3,629	$57,860	$(54,231)

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

Our cash, cash equivalents and investments in marketable securities were $110.8 million as of December 31, 2014 and $143.8 million as of December 31, 2013. As of December 31, 2014, we had $53.1 million of cash in bank depository accounts and institutional money market funds at Branch Banking and Trust Company, PNC Bank and Wells Fargo & Company. Substantially all of our remaining cash, cash equivalents and investments were invested as of December 31, 2014 in corporate debt securities and municipal bonds rated at least A quality or equivalent, U.S. Treasury notes and bonds, U.S. and state government agency-backed securities and a certificate of deposit.

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

Strategic Alliances and Collaborations

As of December 31, 2014, we had received $61.6 million in aggregate upfront fees and milestone payments under our now terminated collaboration agreement with AstraZeneca and an additional $26.5 million in collaboration research and development revenue for research services that we provided in the preclinical research collaboration conducted under the agreement.

Since inception, we have received cumulative payments of $2.6 million upon achievement of milestone events under the agreement related to the development of TC-6683 and other product candidates arising under the preclinical research collaboration conducted under the agreement.

In December 2009, we entered into our MDD agreement with AstraZeneca. We received a $200.0 million upfront payment from AstraZeneca in January 2010. Our MDD agreement with AstraZeneca was terminated effective in May 2012 and is no longer a potential source of future funds.

Loan Financing

In July 2010, we entered into a loan agreement with Branch Banking and Trust Company (the “Bank”) that provided aggregate borrowing capacity of $4.0 million available to us at any time on or prior to June 30, 2011 to fund the purchase of equipment, furnishings, software and other fixed assets. In September 2010, we borrowed $1.2 million under the loan facility at a fixed interest rate of 3.4% per annum. We were obligated only to pay interest on the September 2010 borrowing through the remainder of 2010, and it was repayable in equal monthly installments of $28,000 that began January 1, 2011 and continued through the maturity date in November, 2014. In June 2011, we borrowed $2.1 million under the loan facility at a fixed interest rate of 3.471% per annum. The June 2011 borrowing was repayable in equal monthly installments of $48,000 that began July 1, 2011. In December 2014, we repaid in full the June 2011 borrowing. Pursuant to the loan agreement, we granted a first priority security interest in favor of the Bank in the assets acquired with the proceeds of the loan facility. As of December 31, 2014, there is no outstanding principal balance under the loan facility and there is no additional borrowing capacity remaining available to us.

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

Cash Flows

	Year ended December 31,
	2014	2013	Change
	(in thousands)
Net cash used in operating activities	$(34,483)	$(40,612)	$6,129
Net cash provided by investing activities	33,856	13,409	20,447
Net cash provided by (used in) financing activities	2,572	(552)	3,124

Net increase (decrease) in cash and cash equivalents	$1,945	$(27,755)

	Year ended December 31,
	2013	2012	Change
	(in thousands)
Net cash used in operating activities	$(40,612)	$(64,239)	$23,627
Net cash provided by investing activities	13,409	39,822	(26,413)
Net cash used in financing activities	(552)	(626)	74

Net decrease in cash and cash equivalents	$(27,755)	$(25,043)

Net cash used in operating activities for the year ended December 31, 2014 decreased by $6.1 million as compared to the year ended December 31, 2013. For the year ended December 31, 2014, net cash used in operating activities was principally attributable to $33.0 million in payments made for research and development and general and administrative charges, and realization of $3.4 million of excess tax deductions, which is reflected as an increase to our net loss for the year ended December 31, 2014, recorded upon the completion during 2014 of an examination of our 2010 federal income tax return. These cash outflows were partially offset by $1.6 million of amortization of premiums paid for available-for-sale securities, interest income from available-for-sale securities and other investment-related operating activities.

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

Based on our current clinical program related commitments and considering the consummation of the Proposed Merger, we expect payments for operating activities for the year ending December 31, 2015 to decrease as compared to 2014, principally as a result of the completion in 2014 of the clinical trial of TC-5214 as a treatment for overactive bladder and of the clinical trial of TC-1734 as a treatment for Alzheimer’s disease.

Net cash provided by investing activities for the year ended December 31, 2014 increased by $20.4 million as compared to the year ended December 31, 2013. Net cash provided by investing activities for the year ended December 31, 2013 decreased by $26.4 million as compared to the year ended December 31, 2012. Cash provided by or used in investing activities primarily reflects the portion of our cash that we allocate to, and the timing of purchases and maturities of, our investments in marketable securities. A transfer of funds from an investment in marketable securities to cash generates cash provided by investing activities, while a transfer of funds from cash or a cash equivalent to investments in marketable securities generates cash used in investing activities. Our net sales of investments in marketable securities for 2014 were $33.8 million as compared to $12.3 million for 2013 and $38.6 million for 2012. The net sales of investment in marketable securities for each period occurred as funds were transferred to cash for working capital.

Net cash provided by financing activities for the year ended December 31, 2014 was $2.6 million and net cash used in investing activities for the year ended December 31, 2013 was $552,000, a change of $3.1 million. The change reflects the realization during 2014 of an additional $3.4 million of stock-based compensation excess tax deductions as a result of the IRS examination adjustment. Net cash used in financing activities for the year ended December 31, 2013 decreased by $74,000 as compared to the year ended December 31, 2012.

Funding Requirements

As of December 31, 2014, we had an accumulated deficit of $313.3 million and our cash and investments in marketable securities totaled $110.8 million. We currently expect our existing capital resources to be sufficient to fund our operations through the entry into one or more strategic transactions; and, if we are successful in entering into a strategic transaction, our objective is to have sufficient capital to fund our operations through projected milestones that have potential for value creation. Our existing capital resources may not be sufficient to enable us to fund the completion of the development of any of our product candidates. We may require additional capital in future periods as our product candidates advance into later-stage development and as we progress our programs and invest in additional product opportunities. Our future capital requirements are difficult to forecast and will depend on many factors, including:

•

whether we complete the merger with Catalyst or pursue other significant corporate transactions, and, if we do, the associated terms in each case, or whether we establish additional strategic alliances, collaborations and licensing or other comparable arrangements;

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

Our operating plan may change as a result of many factors, including those described above, and we may need additional funds sooner than planned to meet operational needs and capital requirements. To the extent our capital resources are insufficient to meet future capital requirements or to the extent the conditions for raising capital are favorable, we may seek to finance future cash needs through public or private equity or debt offerings or other financings (whether utilizing our currently effective registration statement on Form S-3, including our ATM, or otherwise). Our access in the future to additional equity or debt financing, on acceptable terms or at all, is uncertain. We may also seek to finance future cash needs through alliances, collaborations or licensing or other comparable arrangements. Strategic alliances, collaborations or licensing or other comparable arrangements may not be available on acceptable terms or at all. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate our development programs or obtain funds through arrangements with collaborators or others that may require us to relinquish rights to certain product candidates that we might otherwise seek to develop or commercialize independently. Additionally, any future equity funding may significantly dilute the ownership of our stockholders.

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

Contractual Obligations

The following table summarizes our fixed contractual obligations as of December 31, 2014:

	Payments Due by Period (in thousands)
Contractual Obligation	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Operating lease obligations	$393	$356	$37	$—	$—
Purchase obligations	4,107	4,004	97	6	—

	$4,500	$4,360	$134	$6	$—

The amounts of purchase obligations reflected in the above table include obligations to purchase drug substance or clinical trial materials, to compensate clinical investigators, clinical trial sites and contract research organizations contingent on the performance of services in connection with clinical trials and to compensate contract research organizations contingent on the performance of non-clinical research and development services. The amounts of purchase obligations also include contractual obligations for insurance and other general and administrative expenses. The amounts of long-term debt obligations for all periods reflected in the above table include principal and interest payments on loan facilities outstanding at December 31, 2014.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

The primary objectives of our investment activities are to preserve our capital and meet our liquidity needs to fund operations. We also seek to generate competitive rates of return from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of cash equivalents and investments in a variety of securities that are of high credit quality based on ratings from commonly relied upon rating agencies. As of December 31, 2014, we had cash, cash equivalents and investments in marketable securities of $110.8 million. Our cash, cash equivalents and investments in marketable securities may be subject to interest rate risk and could fall in value if market interest rates increase. However, because our cash is invested in accounts with market interest rates and because our cash equivalents and investments in marketable securities are traded in active markets, we believe that our exposure to interest rate risk is not significant and estimate that an immediate and uniform 10% increase in market interest rates from levels as of December 31, 2014 would not have a material impact on the total fair value of our portfolio.

We sometimes contract for the conduct of clinical trials or other research and development and manufacturing activities with contract research organizations, clinical trial sites and contract manufacturers in Europe or elsewhere outside of the United States. We may be subject to exposure to fluctuations in foreign currency exchange rates in connection with these agreements. If the average exchange rate between the currency of our payment obligations under any of these agreements and the U.S. dollar were to strengthen or weaken by 10% against the corresponding exchange rate as of December 31, 2014, we estimate that the impact on our financial position, results of operations and cash flows would not be material. We do not hedge our foreign currency exposures.

We have not used derivative financial instruments for speculation or trading purposes.

Item 8.	Financial Statements and Supplementary Data.

INDEX TO THE FINANCIAL STATEMENTS

TARGACEPT, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Targacept, Inc.

We have audited the accompanying balance sheets of Targacept, Inc. as of December 31, 2014 and 2013, and the related statements of comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Targacept, Inc. at December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Targacept, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 16, 2015 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

Raleigh, North Carolina

March 16, 2015

TARGACEPT, INC.

BALANCE SHEETS

(in thousands, except share and par value amounts)

	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$56,430	$54,485
Investments in marketable securities—short term	50,955	37,844
Current receivables	141	278
Prepaid expenses	615	999

Total current assets	108,141	93,606
Investments in marketable securities—long term	3,418	51,448
Property and equipment, net	428	682
Intangible assets	—	97
Other assets	12	40

Total assets	$111,999	$145,873

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$405	$1,296
Accrued expenses	2,509	8,830
Current portion of long-term debt	—	853

Total current liabilities	2,914	10,979
Long-term debt, net of current portion	—	283

Total liabilities	2,914	11,262
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value, 100,000,000 shares authorized; 34,306,435 and 33,718,179 shares issued at December 31, 2014 and 2013, respectively; 33,793,735 and 33,718,179 shares outstanding at December 31, 2014 and 2013, respectively	34	34
Preferred stock, $0.001 par value, 5,000,000 shares authorized; 0 shares issued and outstanding at December 31, 2014 and 2013	—	—
Capital in excess of par value	422,303	415,123
Accumulated other comprehensive income	4	87
Accumulated deficit	(313,256)	(280,633)

Total stockholders’ equity	109,085	134,611

Total liabilities and stockholders’ equity	$111,999	$145,873

See accompanying notes.

TARGACEPT, INC.

STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands, except share and per share amounts)

	Year ended December 31,
	2014	2013	2012
Operating revenues:
License fees and milestones from collaborations	$—	$3,536	$57,420
Grant and other revenue	275	93	440

Net operating revenues	275	3,629	57,860
Operating expenses:
Research and development (including stock-based compensation of $1,614, $2,497 and $3,792 in 2014, 2013 and 2012, respectively)	19,499	38,840	49,087
General and administrative (including stock-based compensation of $1,858, $2,719 and $3,956 in 2014, 2013 and 2012, respectively)	10,172	12,005	13,193
Reductions in force (including stock-based compensation of $98 in 2012)	318	—	3,718

Total operating expenses	29,989	50,845	65,998

Loss from operations	(29,714)	(47,216)	(8,138)
Other income (expense):
Interest income	585	784	1,070
Gain (loss) on sale of property and equipment	13	(213)	55
Interest expense	(23)	(53)	(86)

Total other income (expense)	575	518	1,039

Loss before income taxes	(29,139)	(46,698)	(7,099)
Income tax (expense) benefit	(3,484)	(7)	101

Net loss	$(32,623)	$(46,705)	$(6,998)

Basic and diluted net loss per share	$(0.97)	$(1.39)	$(0.21)

Weighted average common shares outstanding—basic and diluted	33,780,433	33,640,323	33,476,316

Net loss	$(32,623)	$(46,705)	$(6,998)
Unrealized (loss) gain on available-for-sale securities, net	(83)	(114)	165

Comprehensive loss	$(32,706)	$(46,819)	$(6,833)

See accompanying notes.

TARGACEPT, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

			Capital in Excess of Par Value	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Common Stock
	Shares	Amount
Balances at January 1, 2012	33,383,403	$33	$401,149	$36	$(226,930)	$174,288
Issuance of common stock related to exercise of stock options	231,678	1	613	—	—	614
Stock-based compensation	—	—	7,846	—	—	7,846
Net change in unrealized holding gain on available-for-sale marketable securities	—	—	—	165	—	165
Net loss	—	—	—	—	(6,998)	(6,998)

Comprehensive loss	—	—	—	—	—	(6,833)

Balances at December 31, 2012	33,615,081	34	409,608	201	(233,928)	175,915
Issuance of common stock related to exercise of stock options	103,098	—	299	—	—	299
Stock-based compensation	—	—	5,216	—	—	5,216
Net change in unrealized holding gain on available-for-sale marketable securities, net of taxes	—	—	—	(114)	—	(114)
Net loss	—	—	—	—	(46,705)	(46,705)

Comprehensive loss	—	—	—	—	—	(46,819)

Balances at December 31, 2013	33,718,179	34	415,123	87	(280,633)	134,611
Issuance of common stock related to exercise of stock options	75,556	—	296	—	—	296
Stock-based compensation	—	—	3,472	—	—	3,472
Excess tax benefits from stock-based compensation	—	—	3,412	—	—	3,412
Net change in unrealized holding gain on available-for-sale marketable securities, net of taxes	—	—	—	(83)	—	(83)
Net loss	—	—	—	—	(32,623)	(32,623)

Comprehensive loss	—	—	—	—	—	(32,706)

Balances at December 31, 2014	33,793,735	$34	$422,303	$4	$(313,256)	$109,085

See accompanying notes.

TARGACEPT, INC.

STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2014	2013	2012
Operating activities
Net loss	$(32,623)	$(46,705)	$(6,998)
Adjustments to reconcile net loss to net cash used in operating activities:
Recognition of deferred revenue	(148)	(3,536)	(57,860)
Amortization of premium on marketable securities, net	775	908	937
Depreciation and amortization	351	547	2,212
Stock-based compensation expense	3,472	5,216	7,846
Loss (gain) on disposal of property and equipment	(14)	213	(55)
Income tax expense (benefit) from other comprehensive income	72	7	(101)
Changes in operating assets and liabilities:
Current receivable	131	226	(1,162)
Other assets	565	527	2,017
Accounts payable, license fees payable and accrued expenses	(7,212)	1,985	(11,515)
Deferred license fee revenue	148	—	440

Net cash used in operating activities	(34,483)	(40,612)	(64,239)

Investing activities
Purchase of investments in marketable securities	(7,169)	(57,551)	(120,972)
Proceeds from sale of investments in marketable securities	40,991	69,882	159,538
Purchase of property and equipment	(4)	(92)	(333)
Proceeds from sale of property and equipment	38	1,170	1,589

Net cash provided by investing activities	33,856	13,409	39,822

Financing activities
Excess tax benefits from stock-based compensation	3,412	—	—
Principal payments on long-term debt	(1,136)	(851)	(1,240)
Proceeds from issuance of common stock, net	296	299	614

Net cash provided by (used in) financing activities	2,572	(552)	(626)

Net increase (decrease) in cash and cash equivalents	1,945	(27,755)	(25,043)
Cash and cash equivalents at beginning of year	54,485	82,240	107,283

Cash and cash equivalents at end of year	$56,430	$54,485	$82,240

See accompanying notes.

TARGACEPT, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2014

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

The Company determines the appropriate classification of marketable securities at the time of purchase and reevaluates its classification as of each balance sheet date. All marketable securities owned during 2014 and 2013 were classified as available-for-sale. The cost of securities sold is based on the specific identification method. Investments in marketable securities are recorded as of each balance sheet date at fair value, with unrealized gains and, to the extent deemed temporary, unrealized losses included in stockholders’ equity. Interest and dividend income on investments in marketable securities, accretion of discounts and amortization of premiums and realized gains and losses are included in interest income in the statement of comprehensive income (loss).

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

DECEMBER 31, 2014

2. Summary of Significant Accounting Policies (continued)

Receivables

The Company’s current receivables at December 31, 2014 and 2013 are primarily related to the Company’s sale of equipment as a result of the Company closing its laboratory operations and the Company’s service revenue. During 2014, 2013 and 2012, the Company sold equipment with a net book value of $4,000, $519,000 and $1,534,000, respectively, of which $13,000, $183,000 and $1,046,000 was receivable at December 31, 2014, 2013 and 2012, respectively.

Long-lived Assets

Property and equipment consists primarily of laboratory equipment, office furniture and fixtures and leasehold improvements and is recorded at historical cost, net of accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Equipment is typically depreciated over 3 to 5 years, office furniture and fixtures are typically depreciated over 7 years, and leasehold improvements are typically amortized over the lesser of the asset life or the lease term.

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

Research and Development Expense

Research and development costs are expensed as incurred and include direct costs incurred to third parties related to research or development of the Company’s product candidates, salaries of, and stock-based compensation for, personnel involved in research and development activities, contractor fees, administrative expenses and allocations of research and development-related overhead costs. Administrative expenses and research and development-related overhead costs included in research and development expense consist of allocations of facility and equipment lease charges, depreciation and amortization of assets, and insurance, legal and supply costs that are directly related to research and development activities. For the year ended December 31, 2014 the Company recorded insurance proceeds of $790,000 related to clinical trial material manufacturing, as a reduction to research and development expense. The Company directly reduces research and development expenses for amounts reimbursed pursuant to the cost-sharing agreements described in Note 12.

Accrued Expenses

The Company records accruals based on estimates of the services received, efforts expended and amounts owed pursuant to contracts with clinical trial sites, contract research organizations and other service providers. In

TARGACEPT, INC.

NOTES TO FINANCIAL STATEMENTS (continued)

DECEMBER 31, 2014

2. Summary of Significant Accounting Policies (continued)

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

Credit Risk

Financial instruments that potentially subject the Company to credit risk consist principally of cash, investments in marketable securities and receivables from collaborations. The Company has established guidelines for investment of its cash that are designed to emphasize safety, liquidity and preservation of capital. The Company places its cash and cash equivalents with prominent financial institutions. At December 31, 2014 and 2013, the Company had deposits in excess of federally insured limits of $52,324,000 and $57,485,000, respectively.

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

TARGACEPT, INC.

NOTES TO FINANCIAL STATEMENTS (continued)

DECEMBER 31, 2014

2. Summary of Significant Accounting Policies (continued)

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

Grant payments received prior to the Company’s performance of work required by the terms of the award are recorded as deferred revenue and recognized as grant revenue as the Company performs the work and incurs qualifying costs. Service revenue is earned and recognized as research or development is performed and related expenses are incurred.

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

TARGACEPT, INC.

NOTES TO FINANCIAL STATEMENTS (continued)

DECEMBER 31, 2014

2. Summary of Significant Accounting Policies (continued)

computed by dividing net income or loss by the weighted average number of common shares outstanding. Diluted net income or loss per share, or Diluted EPS, is computed by dividing net income or loss by the weighted average number of common shares outstanding plus, in the case of diluted net income per share, dilutive common share equivalents outstanding.

The calculations of Basic EPS and Diluted EPS are set forth in the table below (in thousands, except share and per share amounts):

	Year Ended December 31,
	2014	2013	2012
Basic and diluted:
Net loss	$(32,623)	$(46,705)	$(6,998)

Weighted average common shares—basic and diluted	33,780,433	33,640,323	33,476,316

Basic and diluted EPS	$(0.97)	$(1.39)	$(0.21)

Common share equivalents consist of the incremental common shares that would be outstanding upon the exercise of stock options, calculated using the treasury stock method. For each of the years ended December 31, 2014, 2013 and 2012, the Company excluded all common share equivalents from the calculation of Diluted EPS because the Company had a net loss. As a result, Diluted EPS is identical to Basic EPS for those years. If the Company had been in a net income position for the years ended December 31, 2014, 2013 or 2012, 4,683,263, 4,364,064 and 4,250,964 shares, respectively, subject to outstanding stock options may have been included in the calculation of common share equivalents using the treasury stock method.

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

The Company records stock-based compensation under the fair value recognition provisions of ASC Topic 718, Compensation – Stock Compensation, or ASC 718. Under ASC 718, the Company calculates the fair value of each option grant using the Black-Scholes-Merton valuation formula. The fair value of each grant is recorded as expense on a straight-line basis over the option’s vesting period.

ASC 718 also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow. This requirement reduces net operating cash flows and increases net financing cash flows for periods after adoption. The Company cannot estimate the future effect of excess tax deductions or shortfalls on cash flows because they depend on, among other things, when employees exercise stock options and the tax deductions available to the Company at those times.

TARGACEPT, INC.

NOTES TO FINANCIAL STATEMENTS (continued)

DECEMBER 31, 2014

2. Summary of Significant Accounting Policies (continued)

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

Fair Value

The carrying amounts of cash and cash equivalents, investments in marketable securities, receivables, accounts payable and accrued expenses are considered to be representative of their respective fair values due to their short-term natures and, in the case of investments in marketable securities, their market interest rates. Likewise, the carrying amounts of the Company’s long-term debts are considered to be representative of their fair value due to their respective market interest rates.

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

DECEMBER 31, 2014

2. Summary of Significant Accounting Policies (continued)

The following tables present the Company’s investments in marketable securities (including, if applicable, those classified on the Company’s balance sheet as cash equivalents) that are measured at fair value on a recurring basis as of December 31, 2014 and 2013, respectively:

December 31, 2014	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
U.S. Treasury and U.S. or state government agency-backed securities	$22,685	$—	$—
Corporate debt securities	—	30,372	—
Municipal bonds	—	1,075	—
Accrued interest	241	—	—

Total cash equivalents and marketable securities	$22,926	$31,447	$—

December 31, 2013	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
U.S. Treasury and U.S. or state government agency-backed securities	$37,029	$—	$—
Corporate debt securities	—	43,347	—
Municipal bonds	—	3,509	—
Certificates of deposit	5,000	—	—
Accrued interest	407	—	—

Total cash equivalents and marketable securities	$42,436	$46,856	$—

Corporate debt securities and municipal bonds are valued based on various observable inputs such as benchmark yields, reported trades, broker/dealer quotes, benchmark securities and bids.

Accumulated Other Comprehensive Income or Loss

Accumulated other comprehensive income or loss, as presented in stockholders’ equity on the Company’s balance sheet, reflects the cumulative net unrealized gains or losses on available-for-sale securities for all periods. The table below reflects changes in accumulated other comprehensive income for the year ended December 31, 2014, in thousands.

Accumulated other comprehensive income, January 1, 2014	$87
Unrealized loss on available-for-sale securities, net	(147)
Net realized gains on available-for sale securities reclassified out of other comprehensive income	(8)
Income taxes	72

Accumulated other comprehensive income, December 31, 2014	$4

TARGACEPT, INC.

NOTES TO FINANCIAL STATEMENTS (continued)

DECEMBER 31, 2014

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

3. Investments in Marketable Securities

The following is a reconciliation of amortized cost to fair value of available-for-sale marketable securities (including those classified on the Company’s balance sheet as cash equivalents) held at December 31, 2014 and 2013:

December 31, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Security type
Marketable Securities—Short term
U.S. Treasury and U.S. or state government agency-backed securities	$22,677	$9	$(1)	$22,685
Corporate debt securities	27,240	19	(4)	27,255
Municipal Bonds	780	1	—	781
Accrued interest	234	—	—	234
Marketable Securities—Long term
Corporate debt securities—long term	3,114	4	(1)	3,117
Municipal Bonds	295	—	(1)	294
Accrued interest	7	—	—	7

Total available-for-sale marketable securities	$54,347	$33	$(7)	$54,373

TARGACEPT, INC.

NOTES TO FINANCIAL STATEMENTS (continued)

DECEMBER 31, 2014

3. Investments in Marketable Securities (continued)

December 31, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Security type
Marketable Securities—Short term
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

As of December 31, 2014, the Company held investments in marketable securities with unrealized gains of $33,000 and unrealized losses of $7,000. As of December 31, 2014, the Company’s investments in marketable securities reach maturity between January 9, 2015 and December 12, 2016, with a weighted average maturity date of approximately June 24, 2015.

4. Property and Equipment

As of the respective dates shown, property and equipment consisted of the following:

	December 31,
	2014	2013
	(in thousands)
Equipment	$62	$165
Office furniture and fixtures	2,015	2,373
Leasehold improvements	22	22

	2,099	2,560
Less: accumulated depreciation	(1,671)	(1,878)

Property and equipment, net	$428	$682

The Company recorded $254,000, $505,000 and $2,195,000 of depreciation expense for the years ended December 31, 2014, 2013 and 2012, respectively. During the year ended December 31, 2012, the Company closed its laboratory operations and completed two reductions in force (see Note 13). In connection with the reductions in force, the Company sold laboratory equipment and office furniture and fixtures with a book value of $4,000, $519,000 and $1,534,000 for the year ended December 31, 2014, 2013 and 2012, respectively, which resulted in a cumulative gain of $14,000, a cumulative loss of $213,000 and a cumulative gain of $55,000 for the year ended December 31, 2014, 2013 and 2012, respectively.

TARGACEPT, INC.

NOTES TO FINANCIAL STATEMENTS (continued)

DECEMBER 31, 2014

5. Intangible Assets

As of the respective dates shown, intangible assets consisted of the following:

	December 31,
	2014	2013
	(in thousands)
Patents	$296	$296
Less: accumulated amortization	(296)	(199)

Total	$—	$97

Intangible assets consisted of licensed patent rights assigned to the Company by Layton Bioscience, Inc. in 2002, which had an original value to the Company of $296,000. During 2014, as a result of recent clinical trial failures of a compound, the licensed patent rights of which were assigned to Targacept, the Company determined the intangible assets were impaired and recorded an expense for the full remaining carrying value in general and administrative expenses.

6. Accrued Expenses

As of the respective dates shown, accrued expenses consisted of the following:

	December 31,
	2014	2013
	(in thousands)
Clinical trial and nonclinical study costs	$1,891	$7,578
Employee compensation	590	1,200
Other	28	52

Total	$2,509	$8,830

7. Long-term Debt

In July 2010, the Company entered into a loan agreement with a bank that provides aggregate borrowing capacity of $4,000,000 to be provided in up to three individual term loans on or prior to June 30, 2011 to fund the purchase of equipment, furnishings, software and other fixed assets. The Company borrowed $1,228,000 under the loan agreement in September 2010 and borrowed an additional $2,132,000 in June 2011. The Company’s September 2010 borrowing bears interest at a fixed rate of 3.40% per annum and is repayable in equal monthly installments of $28,000 beginning January 1, 2011 through the maturity date of December 1, 2014. The Company’s June 2011 borrowing bears interest at a fixed rate of 3.471% per annum and is repayable in equal monthly installments of $48,000 beginning July 1, 2011 through the maturity date of June 1, 2015. Pursuant to the loan agreement, the Company granted a first priority security interest in favor of the bank in assets acquired with the proceeds of the loan. The September 2010 borrowing was paid and satisfied in full in November 2014, and the June 2011 borrowing was paid and satisfied in full in December 2014.

In March 2008, the Company entered into a loan agreement with a bank that provided borrowing capacity of $5,300,000 to fund the purchase of equipment, furnishings, software and other fixed assets and enable the refinancing of an existing loan facility with another lender. The Company borrowed $4,811,000 upon entering into the loan agreement and borrowed the remaining $489,000 in September 2008. The Company’s March 2008 borrowing bore interest at a fixed rate of 5.231% per annum and was repayable in equal monthly installments of $112,000 beginning April 1, 2008 through the maturity date of March 1, 2012. The March 2008 borrowing was

TARGACEPT, INC.

NOTES TO FINANCIAL STATEMENTS (continued)

DECEMBER 31, 2014

7. Long-term Debt (continued)

paid and satisfied in full on March 1, 2012. The Company used $1,679,000 of the proceeds from the March 2008 borrowing to pay and satisfy in full the principal and interest outstanding on two tranches of the existing loan facility with another lender. The Company’s September 2008 borrowing bore interest at a fixed rate of 6.131% per annum and was repayable in equal monthly installments of $11,000 beginning October 1, 2008 through the maturity date of September 1, 2012. The September 2008 borrowing was paid and satisfied in full in August 2012.

As of December 31, 2014, the Company had no remaining unpaid balance related to its loan agreements. The Company paid $26,000, $56,000 and $91,000 in interest under notes payable during the years ended December 31, 2014, 2013 and 2012, respectively.

8. Income Taxes

For the year ended December 31, 2012, the Company recognized $101,000 of income tax benefit as a result of the application of intraperiod tax allocation provisions of ASC 740, under which the Company is required to consider all items (including items recorded in other comprehensive income) in determining the amount of tax benefit that should be allocated to net loss. The non-cash income tax benefit was offset in full by income tax expense recorded in other comprehensive income. The Company recorded $72,000 and $7,000 income tax expense for the years ended December 31, 2014 and 2013, respectively, and a corresponding income tax benefit in other comprehensive income for each period, as the available-for-sale securities began to be sold.

Because the Company has incurred cumulative net operating losses since inception, all tax years remain open to examination by U.S. federal, North Carolina and Massachusetts tax authorities. An examination of the Company’s 2010 federal income tax return was completed in 2014 and resulted in an adjustment that increased taxable income for 2010 by $15,064,000, decreased taxable income for 2011 by $1,076,000, and decreased taxable income for 2012 by $13,988,000. The examination adjustment had no cumulative effect on federal net operating loss carryforwards. The examination adjustment to the Company’s 2010 federal income tax return resulted in the realization of an additional $3,412,000 of excess tax deductions and an offsetting charge to income tax expense for the year ended December 31, 2014. The excess tax deductions were the result of exercises of stock options in periods of net income that gave rise to tax deductions for stock-based compensation in excess of expense recorded for the stock options under GAAP. For the years shown, components of the Company’s income tax expense (benefit) were as follows:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Current:
Federal	$3,412	$—	$—
State	—	—	—

Net current income tax (benefit) expense	3,412	—	—

Deferred:
Federal	(13,477)	(18,076)	(1,128)
State	(1,488)	1,010	(718)
Valuation allowance	15,037	17,073	1,745

Net deferred income tax expense (benefit)	72	7	(101)

Net income tax expense (benefit)	$3,484	$7	$(101)

TARGACEPT, INC.

NOTES TO FINANCIAL STATEMENTS (continued)

DECEMBER 31, 2014

8. Income Taxes (continued)

The following is a reconciliation from the federal income tax rate to the Company’s effective tax rate.

	Year Ended December 31,
	2014	2013	2012
Expected federal income tax benefit/expense at statutory rate	35%	35%	35%
Increase (decrease) resulting from:
Research and development credits	2	4	—
Stock-based compensation	(1)	(1)	(15)
State income tax expense, net of federal benefit	3	4	2
Change in state rates	—	(6)	—
Change in unrecognized tax benefit reserves	1	—	—
Change in valuation allowance	(52)	(37)	(25)
Other	—	—	4

	(12)%	(1)%	1%

At December 31, 2014, 2013 and 2012, the Company had net operating loss carryforwards for federal income tax purposes of $259,168,000, $233,170,000, and $187,752,000, respectively, and for state income tax purposes of $244,994,000, $219,792,000 and $176,296,000, respectively. At December 31, 2014, 2013 and 2012, the Company had research and development income tax credit carryforwards for federal income tax purposes of $13,468,000, $12,773,000 and $10,762,000, respectively. The Company had research and development income tax credit carryforwards for state income tax purposes of $587,000 at December 31, 2014, 2013 and 2012. The federal net operating loss carryforwards begin to expire in 2024. The state net operating loss carryforwards begin to expire in 2019. The federal and state research and development tax credits begin to expire in 2021.

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company’s net deferred tax assets relate principally to its research and development tax credits and net operating loss carryforwards. A valuation allowance has been recognized to offset the deferred tax assets. If and when recognized, the tax benefit for those items will be reflected in the period in which the benefit is recorded as a reduction of income tax expense. However, in the event the Company has excess tax deductions related to the exercise of stock options, the tax benefit will be reflected as an increase to capital in excess of par value. The utilization of the loss carryforwards to reduce future income taxes will depend on the Company’s ability to generate sufficient taxable income prior to the expiration of the net operating loss carryforwards. The valuation allowance increased by $15,026,000 and $17,110,000 for the years ended December 31, 2014 and 2013, respectively.

TARGACEPT, INC.

NOTES TO FINANCIAL STATEMENTS (continued)

DECEMBER 31, 2014

8. Income Taxes (continued)

As of the respective dates shown, significant components of the Company’s deferred tax assets (liabilities) were as follows:

	December 31,
	2014	2013
	(in thousands)
Deferred tax assets:
Net operating loss carryforward	$94,756	$81,183
Research and development tax credit	12,739	12,044
Stock-based compensation	7,317	6,498
Patents	1,500	1,641
Collaboration revenue	—	—
Other	26	36

Total gross deferred tax assets	116,338	101,402
Valuation allowance	(116,237)	(101,211)

Net deferred tax asset	101	191
Deferred tax liabilities
Equipment and other	(101)	(191)

Net deferred tax asset	$—	$—

As of December 31, 2014, the Company had cumulative tax deductions from exercises of stock options in excess of expense recorded for the stock options under GAAP. The $3,915,000 benefit of these excess tax deductions had not begun to be realized as of December 31, 2014 because the Company incurred operating losses in the years the respective stock options were exercised and has incurred cumulative net operating losses since inception. Accordingly, the tax benefit will not be recognized as an increase to capital in excess of par value unless and until the excess deductions reduce income taxes payable.

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

Balance at January 1, 2012	$1,474
Additions (decreases) based on tax positions related to current and prior years	—

Balance at December 31, 2012	1,474
Additions (decreases) based on tax positions related to current and prior years	2

Balance at December 31, 2013	1,476
Additions (decreases) based on tax positions related to current and prior years	(159)

Balance at December 31, 2014	$1,317

None of the unrecognized tax benefits would, if recognized, affect the effective tax rate because the Company has recorded a valuation allowance to fully offset federal and state deferred tax assets. The Company has no tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease during 2015. No interest or penalties with respect to unrecognized tax positions

TARGACEPT, INC.

NOTES TO FINANCIAL STATEMENTS (continued)

DECEMBER 31, 2014

8. Income Taxes (continued)

are recognized in the statement of comprehensive income (loss) for any of the years ended December 31, 2014, 2013 or 2012.

9. Stock-Based Incentive Plans

The 2000 Plan became effective in August 2000. The 2006 Plan became effective in April 2006 and is the successor equity incentive program to the 2000 Plan. All shares previously reserved under the 2000 Plan and not subject to outstanding awards under the 2000 Plan are now reserved for grant under the 2006 Plan. As of December 31, 2014, the number of shares authorized for issuance under the Plans was 7,033,298, of which 3,149,324 shares remained available for grant.

Awards may be made with respect to the 2006 Plan, or may have been made with respect to both Plans, to participants under the Plans in the form of incentive and nonqualified stock options, restricted stock (or unvested stock awards), stock appreciation rights, stock awards, and performance awards. As of December 31, 2014, the company has granted stock options and unvested stock awards under the Plans. Eligible participants under the Plans include employees, directors and certain independent contractors, consultants or advisors of the Company or a related corporation. Awards made under the Plans have vesting periods that are determined at the discretion of the administrator and range from 0 to 5 years and most commonly have 10-year contractual terms or, in some cases, shorter terms designed to comply with Section 409A of the Internal Revenue Code. The exercise price of stock options granted under the Plans may not be less than 100% of the fair market value of the common stock on the date of grant, as determined by the administrator.

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

Under ASC 718, the Company recognizes the grant date fair value of stock awards issued to employees and non-employee directors over the requisite service periods, which are typically the vesting periods. The Company uses the Black-Scholes-Merton formula to estimate the fair value of its stock options. The volatility assumption used in the Black-Scholes-Merton formula is primarily based on the Company’s implied volatility, the calculated historical volatility of twelve to sixteen benchmark companies in the Company’s industry that have been identified as comparable public entities, the Company’s historical volatility and the implied volatility of the same benchmark companies. The expected term for stock options granted during 2014, 2013 and 2012 is based on historical analysis. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

The following table illustrates the weighted average assumptions for the Black-Scholes-Merton model used in determining the fair value of stock options granted as of the respective dates shown:

	Year ended December 31,
	2014	2013	2012
Dividend yield	—	—	—
Risk-free interest rate	1.8%	1.1%	1.0%
Volatility	111%	82%	69%
Expected term	5.63 years	5.73 years	6.16 years

TARGACEPT, INC.

NOTES TO FINANCIAL STATEMENTS (continued)

DECEMBER 31, 2014

9. Stock-Based Incentive Plans (continued)

During 2013 and 2012, the Company partially accelerated the vesting of, and/or extended the permitted period for exercise for, some outstanding stock options held by several employees who departed the Company. These modifications resulted in incremental compensation cost recorded by the Company for the year ended December 31, 2013 and 2012 of $573,000 and $1,397,000, respectively.

A summary of option activity and changes during the year ended December 31, 2014 appears below.

	Shares Subject to Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
				(in thousands)
Outstanding at January 1, 2014	4,539,628	$9.93
Granted	935,368	4.68
Forfeited	(1,515,466)	9.53
Exercised	(75,556)	3.93

Outstanding at December 31, 2014	3,883,974	$8.93	5.21	$2

Vested and exercisable at December 31, 2014	2,838,812	$10.49	3.98	$1

The weighted average grant date fair value of options granted during the years ended December 31, 2014, 2013, and 2012 was $3.85, $3.38 and $2.98, respectively. The total intrinsic value of options exercised during the years ended December 31, 2014, 2013, and 2012 was $60,000, $200,000, and $472,000, respectively. During 2014 and 2013, respectively, 12,171 and 176,102 shares subject to options expired upon reaching the 10-year contractual term, and are included in the “Forfeited” amount in the table above.

A summary of the status of non-vested stock options outstanding as of December 31, 2014 and changes during the year ended December 31, 2014 appears below.

	Shares Subject to Options	Weighted Average Grant-Date Fair Value Per Share
Non-vested at January 1, 2014	1,357,654	$4.04
Granted	935,368	3.85
Vested	(721,385)	4.75
Forfeited	(526,475)	3.82

Non-vested at December 31, 2014	1,045,162	$3.50

As of December 31, 2014, there was $3,654,000 of total unrecognized compensation expense related to unvested stock options, before considering forfeitures. That cost is expected to be recorded over a weighted average period of 2.56 years. The total fair value of shares subject to stock options that vested during the years ended December 31, 2014, 2013, and 2012 was $3,427,000, $5,140,000 and $7,836,000, respectively.

TARGACEPT, INC.

NOTES TO FINANCIAL STATEMENTS (continued)

DECEMBER 31, 2014

9. Stock-Based Incentive Plans (continued)

The Company uses the closing price on the date of grant as the fair value of its unvested stock awards. A summary of the status of unvested stock awards as of December 31 and changes during the year ended December 31, 2014 appears below.

	Shares Subject to Options	Weighted Average Grant-Date Fair Value Per Share
Non-vested at January 1, 2014	—	$—
Granted	567,700	2.36
Vested	—	—
Forfeited	(55,000)	2.36

Non-vested at December 31, 2014	512,700	$2.36

As of December 31, 2014, there was $1,111,000 of total unrecognized compensation expense related to unvested stock awards. That cost is expected to be recorded over a weighted average period of 2.00 years. The unvested stock awards are reflected on the Company’s balance sheet as “issued” but not “outstanding” at December 31, 2014; and will become “outstanding” as they vest.

The Company had 3,883,974 and 4,539,337 shares of common stock reserved for future issuance upon the exercise of outstanding stock options at December 31, 2014 and 2013, respectively.

On January 21, 2015, the Company granted 111,025 stock options to employees. The stock options will vest over 16 quarters, beginning March 31, 2015.

10. Commitments and Contingencies

Leases

On December 4, 2012, the Company entered into an agreement with B/E Aerospace, Inc. to sublease approximately 18,282 square feet of office space in Winston-Salem, North Carolina. The term of the sublease began on January 1, 2013 and ends on December 30, 2015. The monthly rent payable by the Company under the sublease is approximately $23,000. The sublease is subject to the terms and conditions of the prime lease covering the subleased space between B/E Aerospace and its landlord, SL Winston-Salem, LLC.

The Company has entered into various other lease agreements, primarily for storage space and equipment. The Company’s previous office lease expired on December 31, 2012. Rent expense incurred by the Company under the office leases and other operating leases was $541,000, $582,000 and $2,819,000 for the years ended December 31, 2014, 2013 and 2012, respectively.

The following table illustrates expected future lease payments under all operating leases (in thousands):

2015	$356
2016	25
2017	12
2018 and thereafter	—

$393

TARGACEPT, INC.

NOTES TO FINANCIAL STATEMENTS (continued)

DECEMBER 31, 2014

10. Commitments and Contingencies (continued)

Employment Arrangements

The Company has entered into employment agreements with some of its employees. Under the agreements, if the Company terminates the employment other than for just cause or if the employee terminates employment for good reason, in each case as that term is defined in the agreement, the employee is entitled, among other things, to receive severance equal to current base salary for from up to 12 to 18 months following termination, depending on the employee and the circumstances of termination. The employee would also be entitled to continuation of the health and life insurance benefits coverage provided as of the date of termination for the period during which he receives severance.

Under an employment agreement with a former executive officer and a related separation agreement and release, the Company paid severance equal to the departing executive’s regular base salary as of March 31, 2013 for nine months, a pro rata percentage of the departing executive’s target bonus for 2013, and the departing executive’s health and life insurance benefits coverage provided to him as of March 31, 2013 for nine months. These payments and benefits, which represent an aggregate amount of $306,000, were recorded as general and administrative expense for the year ended December 31, 2013.

11. Retirement Savings Plan

The Company has a 401(k) retirement plan in which all of its employees are eligible to participate. The Company contributed $194,000, $275,000 and $454,000 to the plan for the years ended December 31, 2014, 2013 and 2012, respectively. The Company matched employee contributions to the plan, on a per employee basis, up to 4% of each employee’s wages, subject to statutory limits, for each of the years ended December 31, 2014, 2013 and 2012.

12. Strategic Alliance and Collaboration Agreements

AstraZeneca AB

In December 2005, the Company entered into a collaborative research and license agreement with AstraZeneca AB, or AstraZeneca, that was initially focused in cognitive disorders. In October 2014, AstraZeneca terminated the agreement in its entirety, effective January 2015. When termination of the agreement became effective, all remaining rights and licenses to compounds granted by the Company under the agreement to AstraZeneca were terminated and reverted to the Company, including the rights and license relating to the Company’s product candidate TC-6683 (also known as AZD1446).

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

TARGACEPT, INC.

NOTES TO FINANCIAL STATEMENTS (continued)

DECEMBER 31, 2014

12. Strategic Alliance and Collaboration Agreements (continued)

In March 2013, the Company and AstraZeneca amended the agreement to permit AstraZeneca to pursue development and commercialization of compounds it had licensed from the Company in any therapeutic area. Also in March 2013, AstraZeneca exercised its right to terminate TC-1734 from the collaboration. As a result, the Company recognized into revenue during the first quarter of 2013 all of the initial fee and payments received under the 2010 amendment that had not yet been recognized as of the date of AstraZeneca’s action, totaling $3,142,000. The Company recognized an aggregate of $3,536,000 and $2,946,000 of the initial fee and the payments received under the 2010 amendment into revenue during the years ended December 31, 2013 and 2012, respectively.

Under the agreement, AstraZeneca paid the Company an aggregate of $88,120,000, including the initial fee and payments upon the achievement of milestone events, to maintain option rights and for research services rendered in the completed preclinical research collaboration. This entire amount had been fully recognized into revenue in previous periods.

Prior Collaboration Agreement

In December 2009, the Company entered into a collaboration and license agreement with AstraZeneca AB for the global development and commercialization of TC-5214 as a treatment for major depressive disorder. Under the agreement, AstraZeneca made an upfront payment to the Company of $200,000,000. The Company recorded the upfront payment made by AstraZeneca as deferred revenue and began recognizing the payment as revenue on a straight-line basis over the estimated period of the Company’s substantive performance obligations under the agreement, or approximately 33 months after the agreement date. The Company recognized $54,473,000 of the upfront payment as revenue for the year ended December 31, 2012.

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

The Company’s portion of the costs of the TC-5214 development program was $2,175,000 for the year ended December 31, 2012. AstraZeneca’s allocable portion of the program costs paid by the Company was $127,000 for the year ended December 31, 2012. AstraZeneca’s allocable portion of the program costs paid by the Company is reflected in the Company’s financial statements as a reduction to research and development expense.

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

TARGACEPT, INC.

NOTES TO FINANCIAL STATEMENTS (continued)

DECEMBER 31, 2014

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

In the fourth quarter of 2014, the Company completed a reduction in force, which reduced the Company’s workforce by 7 employees, or approximately 26%. The Company recorded $318,000 in severance and other charges related to the reduction in force in the year ended December 31, 2014.

14. Selected Quarterly Financial Data (unaudited)

	2014 Quarter
	First	Second	Third	Fourth
	(in thousands, except share and per share amounts)
Net operating revenues	$87	$36	$25	$127
Loss from operations	(11,756)	(8,239)	(4,988)	(4,731)
Net loss	(14,999)	(8,136)	(4,860)	(4,628)
Basic net loss per share(1)	$(0.44)	$(0.24)	$(0.14)	$(0.14)
Weighted average common shares outstanding—basic and diluted(2)	33,746,917	33,786,686	33,793,735	33,793,735

	2013 Quarter
	First	Second	Third	Fourth
	(in thousands, except share and per share amounts)
Net operating revenues	$3,536	$—	$—	$93
Loss from operations	(8,274)	(12,488)	(13,146)	(13,308)
Net loss	(8,066)	(12,371)	(12,902)	(13,366)
Basic net loss per share(1)	$(0.24)	$(0.37)	$(0.38)	$(0.40)
Weighted average common shares outstanding—basic and diluted(2)	33,616,342	33,626,980	33,644,256	33,673,047

(1)	Per common share amounts for the quarters and full years have been calculated separately. Accordingly, the sum of quarterly amounts may not equal the annual amount because of differences in the weighted average common shares outstanding during each period, principally due to the effect of share issuances by the Company during the year.

(2)	Diluted weighted average common shares outstanding are identical to basic weighted average common shares outstanding and Diluted EPS is identical to Basic EPS for the each quarter of 2014 and 2013 because common share equivalents are excluded from the calculations of diluted weighted average common shares outstanding for those quarters, as their effect is antidilutive.

TARGACEPT, INC.

NOTES TO FINANCIAL STATEMENTS (continued)

DECEMBER 31, 2014

15. Subsequent Event

On March 5, 2015 the Company announced entry into a definitive Agreement and Plan of Merger (the “Merger Agreement”) with Catalyst Biosciences, Inc. (“Catalyst”), pursuant to which, among other things, subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, a wholly-owned subsidiary of the Company’s will be merged with and into Catalyst, with Catalyst continuing as the surviving corporation and a wholly-owned subsidiary of the Company’s (the “Proposed Merger”). Immediately following the effective time of the Proposed Merger, existing Catalyst equity holders are expected to own approximately 65% of the capital stock of the combined company, and existing Targacept equity holders are expected to own approximately 35% of the capital stock of the combined company. Prior to the closing of the Proposed Merger, the Company also expects to distribute to its stockholders a dividend of approximately $37,000,000 in aggregate principal amount of redeemable convertible notes, and approximately $20,000,000 in cash (the “Pre-Closing Dividend”). The notes will be convertible into shares of common stock of the combined company at a conversion price of $1.31 per share, which represents 130% of the negotiated per share value of the Company’s assets following the anticipated Pre-Closing Dividend. If, in the future, the redeemable convertible notes are fully converted into Targacept common stock, the Company’s stockholders would own approximately 49% of the outstanding capital stock of the combined company on a pro forma basis as of the anticipated closing date. Targacept stockholders who are entitled to the Pre-Closing Dividend will also be entitled to any net proceeds received as a result of any disposition of Targacept’s NNR compounds and related assets that occurs within up to two years after the closing of the Proposed Merger, unless those assets are sold or otherwise disposed of prior to the closing of the Proposed Merger.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may lessen. Our management, including our chief executive officer and chief financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2014 using the criteria established in a report entitled “Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission” (2013 framework) and in accordance with the interpretive guidance issued by the SEC in Release No. 34-55929. Based on its assessment, our management concluded that, as of December 31, 2014, our internal control over financial reporting was effective.

Our independent registered public accounting firm has issued an audit report on the effectiveness of our internal control over financial reporting as of December 31, 2014. The report appears below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Targacept, Inc.

We have audited Targacept, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Targacept, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Targacept, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Targacept, Inc. as of December 31, 2014 and 2013, and the related statements of comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2014 and our report dated March 16, 2015 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

Raleigh, North Carolina

March 16, 2015

(c) Changes in Internal Controls. No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The following table sets forth certain information concerning our executive officers and directors as of March 16, 2015:

Name	Age	Position
Executive Officers
Stephen A. Hill, M.D.	57	President & Chief Executive Officer; Class II Director
Mauri K. Hodges, C.P.A., C.C.P	57	Vice President, Finance and Administration, Chief Financial Officer and Treasurer
Patrick C. Rock, J.D.	55	Senior Vice President, General Counsel and Secretary
Steven M. Toler, Pharm.D., Ph.D.	54	Vice President, Clinical Pharmaceutical Sciences
Scott N. Cullison	38	Vice President, Business Development

Non-Employee Directors
Charles A. Blixt	63	Class I Director
Julia R. Brown	67	Class II Director
Errol B. De Souza	61	Class III Director
Alan W. Dunton, M.D.	60	Class I Director
John R. Richard	57	Chairman of the Board; Class II Director

Executive Officers

Dr. Stephen A. Hill has been our President and Chief Executive Officer and a member of our Board since December 2012. From May 2012 to November 2012, Dr. Hill served as president and chief executive officer of QUE Oncology, a start-up biotechnology company, and, from March 2011 to December 2011, he served as president and chief executive officer of 21st Century Biodefense, Inc., a biodefense company. From April 2008 until its acquisition in December 2010, he served as president and chief executive officer of Solvay Pharmaceuticals, Inc., a pharmaceutical company. Prior to Solvay, he served as president, chief executive officer and director of ArQule, Inc., a pharmaceutical company, from April 1999 to March 2008. Dr. Hill is a member of the board of directors of the publicly-traded companies Cellectar Biosciences, Inc. (formerly Novelos Therapeutics, Inc.) and Lipocine, Inc.

Dr. Hill’s service as a director enables the Board to perform its responsibilities with the direct benefit of management’s perspectives. In addition, he brings to the Board extensive experience across a range of senior management positions with both pharmaceutical and biotechnology companies. Prior to Solvay and ArQule, Dr. Hill held several leadership positions with F. Hoffmann-La Roche Ltd., including Global Head of Clinical Development, and served for seven years with the National Health Service in the United Kingdom in General and Orthopedic Surgery. Dr. Hill’s role as our chief executive, together with his breadth of experience, make him uniquely suited to serve on our Board.

Mauri K. Hodges, C.P.A., C.C.P. has been our Vice President, Finance and Administration, Chief Financial Officer and Treasurer since December 2014. From July 2014 to November 2014, she was our Vice President of Human Resources and served as Vice President, Finance and Corporate Systems and Controller from 2007 to June 2014.

Patrick C. Rock, J.D. joined the Company in August 2013 and became our Senior Vice President, General Counsel and Secretary effective October 1, 2013. From April 2009 to December 2011, he served as Vice President and General Counsel to 21st Century Biodefense, Inc., a biodefense company. From January 2012 to August 2013, Mr. Rock maintained his own legal practice counseling multinational pharmaceutical and energy industry clients.

Steven M. Toler, Pharm.D., Ph.D. has been our Vice President, Clinical Pharmaceutical Sciences since September 2012. He was our Vice President, Translational Sciences and Emerging Opportunities from March 2010 to September 2012 and our Senior Director, Translational Medicine from September 2007 to March 2010.

Scott N. Cullison, M.B.A, has been our Vice President, Business Development since June 2013. He was our Senior Director, Business and Commercial Development from January 2010 to May 2013 and Director, Business and Commercial Development from January 2006 to December 2009.

Non-Employee Directors

Charles A. Blixt has been a member of the Board since August 2000. From October 2007 to December 2010, Mr. Blixt was a senior adviser to Jones Day, a law firm. Previously, he worked for more than 20 years in legal positions of increasing responsibility, including Executive Vice President and General Counsel, of R.J. Reynolds Tobacco Company or its affiliated companies. Mr. Blixt is a member of the board of directors of the publicly-traded company Krispy Kreme Doughnuts, Inc. Within the past five years, he served as a member of the board of directors of the publicly-traded company Swedish Match AB.

Mr. Blixt brings to the Board extensive legal, policy, corporate development and business experience. In particular, his experience gained over many years as general counsel of a Fortune 100 consumer products company serves to supplement and diversify the emerging growth and life science backgrounds of the other members of the Board and provides the Board with a unique and valuable perspective. In addition, Mr. Blixt’s legal background helps the Board promote strong corporate governance practices.

Julia R. Brown has been a member of the Board since November, 2007. She has held a variety of executive positions over her career in the pharmaceutical industry. Ms. Brown served as Executive Vice President of Amylin Pharmaceuticals, Inc. from 2000-2003 and as Advisor to the CEO until 2008. Prior to joining Amylin, she was Executive Vice President of Dura Pharmaceuticals, Inc. Ms. Brown spent over 25 years with Eli Lilly and Company in progressively more senior roles including Vice President of IVAC Corporation and General Manager of its Vital Signs Division and Vice President of Worldwide Marketing for Hybritech. She currently serves on the board of directors of Biodel, Inc. and Cleveland Biolabs, Inc., both publicly-traded, development stage pharmaceutical companies. She is compensation committee chair and a member of the nominating and governance committee of both companies. Ms. Brown previously served on the boards of five other development stage pharmaceutical companies, including the publicly-traded company Labopharm, Inc. (acquired by Paladin Labs Inc.) from 2007 to 2011. She is Chairman of the Corporate Directors Forum and is a member of the National Association of Corporate Directors and Women Corporate Directors. Ms. Brown is a trustee and chair emerita of the University of California San Diego Foundation and is a member of the board of two industry associations.

Ms. Brown’s qualifications to serve on the Board include her extensive experience in the pharmaceutical industry, particularly with development stage companies, and her substantial involvement in organizations dedicated to fostering high standards of professionalism in corporate governance.

Errol B. De Souza, Ph.D. has been a member of the Board since January 2004. Since March 2010, Dr. De Souza has been president and chief executive officer of Biodel Inc., a specialty pharmaceutical company. From April 2009 to March 2010, Dr. De Souza was a pharmaceutical and biotechnology consultant. From April 2003 to March 2009, he served as president and chief executive officer of Archemix Corporation, a privately held biopharmaceutical company. Dr. De Souza currently serves as a member of the board of directors of each of the publicly-traded companies Biodel Inc. and Bionomics Ltd. Within the past five years, he served on the board of directors of each of the publicly-traded companies IDEXX Laboratories, Inc. and Palatin Technologies, Inc.

Dr. De Souza brings to the Board substantial experience as an executive in the pharmaceutical industry, having served as president and chief executive officer of Synaptic Pharmaceutical Corp. until its sale to H. Lundbeck A/S, in addition to Biodel and Archemix. Over Dr. De Souza’s career, he has also served in a number of high-ranking research and development roles, including senior vice president and head of global lead generation for Hoechst Marion Roussel and senior vice president and U.S. head of drug innovation and approval following that company’s merger with Rhône-Poulenc to form Aventis (now Sanofi-Aventis) and co-founder and executive vice president of research and development at Neurocrine Biosciences, Inc. These experiences, together with his service as a director for other biopharmaceutical companies, enable Dr. De Souza to contribute valuable insight to the Board regarding pharmaceutical portfolio development and management from both large company and emerging company perspectives.

Alan W. Dunton, M.D. has been a member of the Board since October 2006. Since April 2006, he has been the principal of Danerius, LLC, a consulting company. From January 2007 to March 2009, Dr. Dunton served as president and chief executive officer of Panacos Pharmaceuticals Inc., and he served as a managing director of Panacos from March 2009 to January 2011. Dr. Dunton is a member of the board of directors of each of the publicly-traded companies Oragenics, Inc. and Palatin Technologies, Inc. Within the past five years, he served on the board of directors of each of the publicly-traded companies Adams Respiratory Therapeutics, Inc. (acquired by Reckitt Benckiser Group plc) and MediciNova, Inc. and the formerly publicly-traded company Panacos Pharmaceuticals, Inc. In addition, he was Chairman of EpiCept Corporation which merged with Immune Pharmaceuticals in 2013. He is also currently a director of Sancilio & Company, a privately held pharmaceutical company.

Dr. Dunton brings to the Board substantial drug development and clinical research experience. Over his almost three decade career in the pharmaceutical industry, Dr. Dunton has played a key role in the development of more than 20 products to regulatory approval, including several successful neuroscience products. In addition, his experience and training as a physician and fellowship in clinical pharmacology enable him to bring valuable insight to the Board.

John P. Richard has been a member of the Board since November 2002, and has served as Chairman since January 2014. Mr. Richard is an operating partner at the life science investment firm Phase4 Partners (formerly Nomura Phase4 Ventures), and has served as a non-executive director for Phase4 since March 2011 and as a venture partner since 2008. Since 2005 he has also been a managing director of Georgia Venture Partners, a seed venture capital firm that focuses on the biotechnology industry. In addition, Mr. Richard currently serves and from time to time during at least the past five years has served as a consultant to Phase4 Partners (or its predecessor) and certain of its portfolio companies, and to portfolio companies of Georgia Venture Partners. Mr. Richard is currently a director of the publicly-traded company Biota Pharmaceuticals, Inc.

Mr. Richard brings to the Board extensive business development experience, having led that function at three separate life science companies and played a primary role in establishing numerous pharmaceutical alliances. In addition, the breadth of Mr. Richard’s current roles enables him to view issues that we face from a variety of perspectives, including as an executive, investor, director and business development professional.

Corporate Governance

Board Leadership Structure

The Board and each of its committees are chaired by directors whom the Board has determined meet the listing standards of The NASDAQ Stock Market LLC, or NASDAQ.

The roles of chief executive officer and chairman of the board of directors have been held by separate individuals since we became an independent company in 2000. This separation of roles enables our Chief Executive Officer to focus on his core responsibility of leading and managing our operations and day-to-day performance, consistent with strategic direction provided by the Board, and our Chairman of the Board to focus on leading the Board in its fundamental role of providing guidance to, and independent oversight of, our management. In addition, this separation provides an opportunity for consistent leadership, as the individual that fills either role could assume the duties of the other role on a temporary basis if the need were to arise.

Director Independence

NASDAQ’s listing standards and our Corporate Governance Guidelines require that the Board consist of a majority of independent directors, as determined under the applicable NASDAQ listing standard. The Board, consistent with the determination of its Governance and Nominating Committee, has determined that each of Mr. Richard, Mr. Blixt, Ms. Brown, Dr. De Souza and Dr. Dunton qualifies as an independent director.

For purposes of qualifying as independent to serve on the Audit Committee of the Board, applicable NASDAQ listing standards and rules of the SEC require that a director not accept any consulting, advisory, or other compensatory fee from us, other than for Board service, or be an affiliated person of us. For purposes of qualifying as independent to serve on the Compensation Committee of the Board, applicable NASDAQ listing standards require that a director not accept any consulting, advisory, or other compensatory fee from us, other than for Board service, and that the Board consider whether a director is affiliated with us and, if so, whether the affiliation would impair the director’s judgment as a member of the Compensation Committee. The Board has considered these requirements and believes they are satisfied by all of the members of our Audit Committee and all of the members of our Compensation Committee.

The Board and its Committees

Our bylaws provide that the Board shall consist of not less than 3 or more than 13 directors, as fixed from time to time in accordance with our certificate of incorporation. Our certificate of incorporation provides that the number of directors shall be fixed from time to time exclusively by the Board. The Board has fixed the number of directors at 7. The Board is divided into three classes, with one class to be elected at each annual meeting of stockholders to serve for a three-year term. The term of our Class I directors expires at the 2016 annual meeting of stockholders; the term of our Class II directors expires at the 2017 annual meeting of stockholders; and the term of our Class III directors expires at the 2015 annual meeting of stockholders; in each case with each director to hold office until his or her successor is duly elected and qualified or until his or her earlier death, retirement, resignation or removal. Our directors are divided among the three classes as follows:

Class	Director(s)	Term Expiration
I	Charles A. Blixt and Alan W. Dunton, M.D.	2016
II	Julia R. Brown, Stephen A. Hill, M.D. and John P. Richard	2017
III*	Errol B. De Souza, Ph.D	2015

*	One Class III seat has been vacant since the resignation of our former chairman, Mark Skaletsky, in November 2013.

In 2014, the Board met eight times. Each of our directors attended at least 75% of the aggregate number of meetings of the Board and the committees on which he or she served. Our Corporate Governance Guidelines provide that our directors are also expected to attend annual meetings of stockholders. All of our directors attended the 2014 annual meeting of stockholders.

The Board has the following standing committees: Governance and Nominating, Audit, Compensation, and Technology and Innovation. A brief description of these committees and their current memberships follows.

Governance and Nominating Committee

The current members of the Governance and Nominating Committee are Mr. Blixt, Ms. Brown and Dr. De Souza, with Dr. De Souza serving as chairman. In 2014, the Governance and Nominating Committee met three times. You can find the Governance and Nominating Committee charter on the “Investor Relations” page of our website, www.targacept.com, under the “Corporate Governance” tab. Specific responsibilities of the Governance and Nominating Committee include:

•

identifying individuals qualified to serve as directors and committee members, recommending to the Board nominees for election at our annual meetings of stockholders and recommending to the Board individuals to fill vacancies on the Board;

•	making recommendations to the Board concerning the criteria for membership on the Board and the size, composition, chairmanship and compensation of the Board and its committees;

•	considering whether and how it takes into account diversity in identifying nominees;

•	monitoring and making recommendations to the Board regarding corporate governance matters;

•	advising the Board on corporate governance matters generally;

•	conducting an annual review of the performance of the Board and its committees; and

•	periodically evaluating and making recommendations to the Board concerning the compensation of non-employee directors.

Our non-employee director compensation program, including the roles of members of our executive management team and outside compensation consultants in assisting with establishing non-employee director compensation, is discussed below under “Executive Compensation — Compensation of Directors.”

The objective of the Governance and Nominating Committee is that the backgrounds and qualifications of the directors as a group provide a significant breadth and diversity of experience, knowledge and abilities. In considering whether to recommend any particular candidate for inclusion in the Board’s slate of recommended nominees, the Governance and Nominating Committee applies certain criteria found in our Corporate Governance Guidelines. In particular, each nominee should possess:

•	a reputation for integrity, honesty and adherence to high ethical standards;

•	sound judgment and a willingness and ability to contribute positively to decision-making processes;

•	a commitment to understand us and our industry and to regularly attend and participate in meetings of the Board and, as applicable, its committees;

•

the interest and ability to understand sometimes conflicting interests of various constituencies, such as stockholders, employees, governmental or regulatory bodies, creditors and the general public, and to act in the interests of all stockholders; and

•	no actual or apparent conflict of interest that would impair the ability to represent the interests of all stockholders and to fulfill the responsibilities of a director.

The Governance and Nominating Committee does not assign specific weights to particular criteria, and no particular criterion is a prerequisite for a nominee.

The Governance and Nominating Committee recommends to the Board individuals to be nominated for election as directors. In considering an incumbent director as a nominee, the Governance and Nominating Committee considers his or her prior contributions to the functioning of the Board and, as applicable, its committees. The Governance and Nominating Committee may also receive recommendations for nominees from members of the Board or management and may from time to time engage a third-party search firm to help identify potential nominees. If a candidate is identified, the Governance and Nominating Committee evaluates his or her qualifications and other biographical information, taking into account the backgrounds and qualifications of the continuing members of the Board and the criteria included in our Corporate Governance Guidelines. Members of the Governance and Nominating Committee and our Chief Executive Officer then interview the candidate or, if multiple candidates are identified, select candidates. Following discussion of the candidates identified and evaluated, the Governance and Nominating Committee recommends to the Board a list of nominees for election.

Audit Committee

The current members of the Audit Committee are Mr. Blixt, Dr. De Souza and Mr. Richard, with Mr. Blixt serving as chairman. The Board has determined that Mr. Richard is an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K.

In 2014, the Audit Committee met seven times. You can find the Audit Committee charter on the “Investor Relations” page of our website, www.targacept.com, under the “Corporate Governance” tab. The Audit Committee assists the Board in its oversight of our accounting, financial reporting and internal control functions. Some of the specific responsibilities of the Audit Committee include:

•

the appointment, compensation, retention and oversight of any independent registered public accounting firm that we engage to issue an audit report, or to perform other audit, review or attest services, for our financial statements, and evaluating auditor independence;

•

receiving and reviewing reports of management and the independent registered public accounting firm regarding the annual audit process, as well as the review process for our interim financial statements;

•	reviewing with management significant accounting issues, policies relating to our financial statements and our cash management program;

•	discussing with management and the independent registered public accounting firm our exposure to material risks and the adequacy of our risk management activities;

•	reviewing management’s assessment of the effectiveness of, and our independent registered public accounting firm’s report on, our internal control over financial reporting;

•	approving, to the extent required by applicable law or NASDAQ listing standards or by our related person transactions policy, related person transactions;

•	establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal accounting controls or auditing matters;

•	responding to any report of evidence of a material violation of the securities laws or breach of fiduciary duty that it receives; and

•	preparing the report of the audit committee required by applicable SEC rules to be included in our annual proxy statement.

Compensation Committee

The current members of the Compensation Committee are Ms. Brown, Dr. Dunton and Mr. Richard, with Ms. Brown serving as chairperson. In 2014, the Compensation Committee met six times. You can find the Compensation Committee charter on the “Investor Relations” page of our website, www.targacept.com, under the “Corporate Governance” tab. Some of the specific responsibilities of the Compensation Committee include:

•	reviewing periodically our compensation philosophy and the adequacy of compensation plans and programs for our executive officers and other employees;

•

the appointment, compensation and oversight of any compensation expert, legal counsel or other adviser that the Compensation Committee determines to engage and the consideration of factors relevant to such expert’s, counsel’s or adviser’s independence;

•	reviewing the performance of our Chief Executive Officer and establishing the compensation of all of our executive officers;

•	approving employment, severance and change in control agreements, and any amendments, for our executive officers;

•	administering our 2006 Stock Incentive Plan and any other stock-based plans, as well as other employee benefit and incentive plans;

•	assessing annually any risks associated with our compensation policies and practices;

•

reviewing and discussing with management our Compensation Discussion and Analysis disclosure and formally recommending to the Board that it be included in our annual report on Form 10-K (either directly or by incorporation by reference to our annual proxy statement);

•

making a recommendation to the Board with respect to the Board’s recommendation to our stockholders on any proposal that our stockholders approve the compensation of our named executive officers on an advisory basis;

•

making a recommendation to the Board, at least once every six years, whether to submit the compensation of our named executive officers to an advisory vote of our stockholders every one, two or three years; and

•

preparing the report of the Compensation Committee required by applicable SEC rules to be included in our annual report on Form 10-K (either directly or by incorporation by reference to our annual proxy statement).

The Compensation Committee consults regularly with our Chief Executive Officer regarding our executive compensation program. Our executive compensation program, including the role of members of our executive management team and outside compensation consultants in assisting with establishing compensation, is discussed below under “Executive Compensation—Compensation Discussion and Analysis.”

The Compensation Committee has the discretion to delegate any of its authority to a subcommittee. In addition, the Board has delegated to Dr. Hill, as Chief Executive Officer, the authority to grant stock options under our 2006 Stock Incentive Plan, subject to limits and other conditions specified by the Board or the Compensation Committee, the terms of that plan and applicable law. In particular, Dr. Hill does not have the authority to grant stock options to the members of our executive management committee.

Compensation Committee Interlocks and Insider Participation

None of the directors who served on our Compensation Committee during 2014, Ms. Brown, Dr. Dunton, or Mr. Richard, was an officer within the meaning of Rule 3b-2 under the Securities Exchange Act of 1934, or the “1934 Act,” or employee of ours during or prior to fiscal 2014 or had any relationship during fiscal 2014 that would be required to be disclosed pursuant to Item 404 of Regulation S-K. None of our executive officers served during fiscal 2014 as a member of the board of directors or compensation committee, or other committee serving an equivalent function, of any entity that has an executive officer who serves on our Board or Compensation Committee.

Technology and Innovation Committee

The current members of the Technology and Innovation Committee are Dr. De Souza and Dr. Dunton. In 2014, the Technology and Innovation Committee met three times. You can find the Technology and Innovation Committee charter on the “Investor Relations” page of our website, www.targacept.com, under the “Corporate Governance” tab. Specific responsibilities of the Technology and Innovation Committee include:

•	assessing information provided by management regarding our research and development activities, initiatives and programs and periodically reporting to the Board on such matters;

•	reviewing periodically and reporting to the Board on our research and development strategies; and

•	discussing and reporting to the Board on significant emerging technology issues and trends relevant to our areas of scientific or therapeutic focus.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the 1934 Act requires our directors and executive officers and the holders of more than 10% of our common stock to file with the SEC initial reports of ownership of our common stock and other equity securities on a Form 3 and reports of changes in such ownership on a Form 4 or Form 5. Officers, directors and more than 10% stockholders are required by SEC rules to provide us with copies of all Section 16(a) forms they file. Based solely upon a review of the copies of such forms furnished to us for the year ended December 31, 2014, and information provided to us by our directors and executive officers required to file the reports, we believe that all forms required by Section 16(a) to be filed in 2014 were filed on a timely basis.

The Board’s Role in Risk Oversight

The Board is involved in our risk oversight in multiple ways. For example, in determining whether and under what circumstances we would engage in financing transactions or enter into strategic alliances and collaborations, the Board is involved in our management of risks related to our financial condition or of the risks inherent in drug development and commercialization. In addition, the Board routinely receives at its meetings business updates from various members of management. These updates may identify matters that have emerged within that member of management’s scope of responsibility that involve operational, financial, legal or regulatory risks and, in these cases, the Board’s risk oversight role is to provide guidance to management.

The Board also exercises a risk oversight role through its committees, each of which is structured to include only independent directors and is separately chaired. Each committee provides regular reports of its actions to the full Board. In particular, as noted above, the Audit Committee is responsible for discussing our exposure to material risks and the adequacy of our risk management activities with management and our independent registered public accounting firm. The Audit Committee’s primary emphasis is financial risk, including our internal control over financial reporting, and it reviews information received from our independent registered public accounting firm as to the effectiveness of our internal control over financial reporting and from other third parties in support of management’s assessment of the effectiveness of our internal control over financial reporting. The Audit Committee also oversees our management of exposure to certain financial risks through its periodic review of our investment policy and the allocation of our investment portfolio. Additionally, the Audit Committee seeks assurance from our insurance broker periodically that it considers our various insurance coverages, including clinical trial-related insurance, to be appropriate and generally consistent with its other clients in our industry with similar profiles. Beyond the Audit Committee, the Compensation Committee is responsible for considering whether our compensation programs and practices are reasonably likely to have a material adverse effect on us.

Corporate Governance Guidelines

The Board has adopted Corporate Governance Guidelines that address a number of matters applicable to directors, including, as examples, independence, qualification standards, compensation, conduct and frequency of meetings, executive sessions and management evaluation and succession. You can find our Corporate Governance Guidelines on the “Investor Relations” page of our website, www.targacept.com, under the “Corporate Governance” tab.

Code of Business Conduct and Ethics

The Board has also adopted a Code of Business Conduct and Ethics applicable to all Targacept personnel, including our directors and executive officers. The Code of Business Conduct and Ethics is designed, among other things, to reflect our commitment to fair and ethical conduct and compliance with law. You can find the Code of Business Conduct and Ethics on the “Investor Relations” page of our website, www.targacept.com, under the “Corporate Governance” tab. To the extent permissible under applicable law, the rules of the SEC or NASDAQ listing standards, we also intend to post on our website any amendment to the Code of Business Conduct and Ethics, or any grant of a waiver from a provision of the Code of Business Conduct and Ethics, that requires disclosure under applicable law, SEC rules or NASDAQ listing standards.

Item 11.	Executive Compensation

Compensation of Directors

Under our non-employee director compensation program as in effect for fiscal 2014:

•

each non-employee director who is first elected or appointed to the Board receives a nonqualified option to purchase 25,000 shares of common stock on the fifth business day after his or her election or appointment (an “Initial Option”);

•

each non-employee director who is first elected or appointed as chairman of the Board receives an additional Initial Option to purchase 10,000 shares of common stock on the fifth business day after his or her election or appointment;

•

each non-employee director receives on an annual basis a nonqualified option to purchase 12,500 shares of common stock or, in the case of the chairman of the Board, an option to purchase 17,500 shares of common stock (an “Annual Option”);

•	each non-employee director receives an annual cash retainer of $35,000 payable in quarterly installments ($55,000 in the case of the chairman of the Board); and

•

each member of the Audit Committee receives an additional annual cash retainer of $10,000 ($20,000 in the case of the chairman of the committee); each member of the Compensation Committee receives an additional annual cash retainer of $7,500 ($15,000 in the case of the chairman of the committee); and each member of the Governance and Nominating Committee and each member of the Technology and Innovation Committee receives an additional annual cash retainer of $5,000 ($10,000 in the case of the chairman of each committee).

Each Initial Option vests and becomes exercisable (i) with respect to one-third of the shares subject to the Initial Option, on the earlier of the first anniversary of the grant date or the last business day before the annual meeting of stockholders that occurs in the next calendar year, provided that the recipient director remains in service on the vesting date, and (ii) with respect to the remaining two-thirds of the shares subject to the Initial Option, on a pro rata quarterly basis over the next two years, if the recipient director remains in service as a director during such periods.

Each Annual Option is granted on the fifth business day after the date of the stockholders meeting at which directors are elected, if the recipient director remains in service as a director as of the grant date, and vests and becomes exercisable in full on the earlier of the first anniversary of the grant date or the last business day before the annual meeting of stockholders that occurs in the next calendar year, if the recipient director remains in service as a director on the vesting date.

The exercise price per share for both Initial Options and Annual Options is equal to the fair market value of our common stock on the date the option is granted, as determined in accordance with the 2006 Stock Incentive Plan (or any successor plan). The “option period” for both Initial Options and Annual Options is 10 years. The post-termination exercise periods for both outstanding and future non-employee director options, to the extent vested as of the director’s termination date, is the earlier of the third anniversary of the director’s termination date or the end of the option period (unless the director was terminated for cause, in which case the option would terminate as of the director’s termination date). Unvested options continue to be forfeited as of the director’s termination date.

Process for Determining Director Compensation

The Governance and Nominating Committee periodically engages a third party consultant to assemble director compensation data for our then-current peer group to evaluate the competitiveness of our non-employee director compensation program. Based on the findings, the Governance and Nominating Committee considers whether to recommend that the Board modify our non-employee director compensation program.

2014 Director Compensation Table

The following table contains information regarding total compensation paid to members of the Board (other than Dr. Hill) for service in the fiscal year ended December 31, 2014. For information regarding compensation paid to Dr. Hill, see the “Summary Compensation Table” on page 123.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)	Restricted Stock ($)(4)	Total ($)
Charles A. Blixt	60,000	44,125	20,300	124,425
Julia R. Brown	55,000	44,125	20,300	119,425
Errol B. De Souza	60,000	44,125	20,300	124,425
Alan W. Dunton	52,500	44,125	20,300	116,925
John P. Richard(2)	72,500	97,275	20,300	190,075

(1)	The amounts in this column reflect the aggregate grant date fair value of stock options granted during fiscal 2014 calculated in accordance with ASC 718, disregarding the potential for forfeitures. The assumptions that we used to calculate these amounts are discussed in Note 9 to our audited financial statements included elsewhere in this Annual Report on Form 10-K. All of these stock options were granted on June 12, 2014 at an exercise price of $4.29 per share, the closing price of our common stock on the NASDAQ Global Select Market on the grant date, with the exception of Mr. Richard (see note (3)).

(2)	On January 8, 2014 Mr. Richard was granted an option to purchase 10,000 shares of the Company’s common stock with an exercise price of $4.31 per share, the closing price of our common stock on the NASDAQ Global Select Market on the grant date. This grant was in accordance with the terms of our 2006 Plan following his appointment as Chairman of the Board and is scheduled to vest quarterly beginning March 31, 2014 and vesting in full on January 8, 2017.

(3)	The amounts in this column reflect the aggregate grant date fair value of restricted stock granted during fiscal 2014 calculated in accordance with ASC 718, disregarding the potential for forfeitures. The assumptions used to calculate these amounts are discussed in Note 9 to our audited financial statements included in this Annual Report on Form 10-K. All of these restricted stock awards were made on December 11, 2014. The closing price of our common stock on the NASDAQ Global Select Market on the award date was $2.47.

Outstanding Equity as of December 31, 2014

The table below sets forth the aggregate number of shares underlying outstanding stock options held as of December 31, 2014 by individuals who served on our Board during fiscal 2014.

Name	Stock Options
Charles A. Blixt	70,000
Julia R. Brown	53,400
Errol B. De Souza	85,000
Alan W. Dunton	72,000
John P. Richard(1)	65,000

(1)	In 2013, Mr. Richard was elected non-executive chairman of the Board effective January 1, 2014. In connection with his appointment, and in accordance with the 2006 Plan and our non-employee director compensation program as described starting on page 106, Mr. Richard received on January 8, 2014 an Initial Option to purchase 10,000 shares of our common stock.

Compensation Discussion and Analysis

The Compensation Discussion and Analysis (“CD&A”) explains the key elements of our executive compensation program and compensation decisions for our named executive officers, which we refer to as NEOs.

The Compensation Committee of our Board of Directors, with input from its independent compensation consultant and our President and Chief Executive Officer, oversees this program and determines compensation for our NEOs.

For the fiscal year ended December 31, 2014, our NEOs are:

Stephen A. Hill	President and Chief Executive Officer
Alan A. Musso	Former Senior Vice President, Finance and Administration, Chief Financial Officer and Treasurer (resigned in 2014)
Mauri K. Hodges	Vice President, Finance and Administration, Chief Financial Officer and Treasurer (interim appointment in 2014)
Patrick C. Rock	Senior Vice President, General Counsel and Secretary
Steven M. Toler	Vice President, Clinical Pharmaceutical Sciences
Scott N. Cullison	Vice President, Business Development

I. Executive Summary

The Compensation Committee is committed to designing compensation policies and practices that promote pay for performance and use key corporate performance measurements that provide an alignment between the interests of our NEOs and our stockholders. This executive summary provides an overview of our 2014 company performance, compensation framework and pay actions, targeted total direct compensation, pay for performance and governance practices.

2014 Corporate Developments

•

We progressed our business development efforts, which focused on external, non-nicotinic strategic opportunities and recently culminated in our announcement, on March 5, 2015, of our entry into the definitive Merger Agreement with Catalyst, pursuant to which a wholly-owned subsidiary of ours will be merged with and into Catalyst, with Catalyst continuing as the surviving corporation. Under the terms of the Proposed Merger, the security holders of Catalyst will become the majority owners of the outstanding shares of common stock of the combined company.

•

We ended the fiscal year with $110.8 million in cash and investments, which we expect to be sufficient to meet our reduced operating requirements for several years, or, if we are successful in consummating the proposed merger, we believe we have sufficient capital to fund the operations of the combined company through projected milestones that have potential for value creation.

•	We initiated and maintained on-schedule enrollment of a Phase Ib exploratory trial as a treatment for diabetic gastroparesis.

•

We completed our Phase 2b monotherapy trial of TC-1734 as a treatment for mild to moderate Alzheimer’s disease. In the trial, TC-1734 did not meet the objective of showing superiority to donepezil, the marketed medication most often prescribed for Alzheimer’s disease, after 52 weeks of treatment. Based on these results, the Company decided not to pursue further development of TC-1734.

•

We completed our Phase 2b trial of TC-5214 as a treatment for overactive bladder (OAB). In the trial, the high dose of TC-5214 demonstrated mixed results on the co-primary endpoints and did not reach statistical significance on episodes of urinary incontinence per 24 hours after 12 weeks of treatment. Based on these results, the Company decided not to pursue further development of TC-5214 in OAB.

•

AstraZeneca AB, or AstraZeneca, terminated its 2005 collaborative research and license agreement with us, which was initially focused in cognitive disorders, effective January 2015. All remaining rights and licenses to compounds granted by us under the agreement to AstraZeneca terminated and reverted to us, including the rights and license relating to our product candidate TC-6683 (also known as AZD1446).

•	Changes in our senior leadership included:

•	The assumption by John P. Richard of his role as our new Chairman of the Board effective January 1, 2014.

•	The departure of our Vice President, Clinical Development and Regulatory Affairs, David A. Hosford, M.D. Ph.D., effective September 21, 2014.

•	The departure of our Senior Vice President, Finance and Administration, Chief Financial Officer and Treasurer, Alan A. Musso, effective November 18, 2014.

•	The appointment of Mauri K. Hodges to serve on an interim basis as the Company’s Vice President, Finance and Administration, Chief Financial Officer and Treasurer, effective December 11, 2014.

2014 Compensation Framework

The Compensation Committee is responsible for, among other things, establishing the compensation of our executive officers, including our NEOs. The compensation of our NEOs for the fiscal years ended December 31, 2014, 2013, and 2012 is set forth in the Summary Compensation Table on page 123 of this Annual Report on Form 10-K. The Compensation Committee has designed our executive compensation program to achieve three primary objectives:

1)	remain competitive with comparable companies in our industry in order to attract and retain talented individuals to contribute to our long-term success;

2)	provide substantial incentive to achieve our business objectives and build stockholder value, thereby aligning the interests of our executives with the interests of our stockholders and paying for performance; and

3)	achieve internal pay equity within our executive management team.

In furtherance of these objectives, our executive compensation program is and has historically been comprised principally of three elements:

•	base salary, which does not vary based on our performance or results;

•

eligibility for an annual cash bonus under an annual cash incentive award program, which incentivizes and rewards the achievement of pre-defined corporate performance objectives or other accomplishments that the Compensation Committee believes advance our business interests and contribute to our success and the creation of stockholder value; and

•

stock-based awards, which align the interests of our executive officers with the interests of our stockholders and play an important role as a recruitment and retention tool as we compete for talent with companies that in some cases are larger, are at a more advanced stage or offer potential for high growth.

2014 Compensation Committee pay actions under this program are summarized below.

Compensation Element	Rationale	Compensation Committee Actions
Base Salary	Provides a degree of financial certainty and stability. Recognizes competitive market conditions for top talent and/or rewards individual performance through periodic increases.

Approved base salary increase of 5% for Mr. Cullison and 3% for the remaining NEOs, effective January 1, 2014.

Approved an interim base salary increase of 21.4% for Mauri K. Hodges in recognition of her December 11, 2014, appointment to serve on an interim basis as Chief Financial Officer.

Annual Cash Incentive	Motivates NEOs to meet or exceed our annual corporate performance objectives and positions the Company for longer-term success.	In January 2015, approved 52.9% of target payout under the 2014 program after determining achievement of specified criteria for clinical operations (30%), financial (15%), and leadership (7.9%) objectives.

Long-Term Incentive	Uses equity-based awards (e.g., time-vested stock options) to (i) motivate behavior intended to result in stock price appreciation, (ii) focus NEOs on executing the Company’s long-term strategy, (iii) align NEO and stockholder interests, and (iv) attract and retain talent.

Approved the grant of incentive stock options to substantially all employees. Dr. Hill was granted 175,000 options, Mr. Musso was granted 55,000 options, Mr. Rock and Dr. Toler each were granted 45,000 options, and Ms. Hodges and Mr. Cullison each were granted 40,000 options. The options vest quarterly over four years and have an exercise price of $4.74 per share, the closing price of our common stock on the grant date.

Granted as a retention incentive, and in lieu of 2015 stock-based awards, restricted stock to the NEOs and other select, key personnel. Dr. Hill was granted 175,000 shares, Mr. Musso was granted 55,000 shares, Mr. Rock and Dr. Toler each were granted 45,000 shares, and Ms. Hodges and Mr. Cullison each were granted 40,000 shares. The restricted stock vests in two equal annual installments of 50% on December 31, 2015 and 50% on December 31, 2016. Mr. Musso’s restricted shares were forfeited upon his resignation.

2014 Targeted Total Direct Compensation

The Compensation Committee seeks to balance the cash-versus stock-based elements and the fixed- versus variable incentive-based elements of our executive compensation program. Toward that end, with respect to each of our NEOs, the Compensation Committee generally aims for annual base salary, annual cash incentive compensation and annual equity grants to be at or near the 50 th percentile for the comparable position or level of responsibility (e.g., chief executive, senior vice president, vice president) for companies in our peer group. However, the Compensation Committee does not rely solely on peer group data and is not bound by and does not rigidly adhere to a formulaic application of a predetermined percentile level within the peer group in determining compensation for our NEOs.

The table below shows the percentage breakdown of targeted total direct compensation (“TDC”) for each NEO in fiscal 2014 (consisting of base salary, target annual cash incentive, and target long-term incentive calculated using the target annual salary, without adjustment for actual time worked during 2014, and valuing time-vested stock options as described in note 3 to the Summary Compensation Table on page 123). A significant portion of our NEOs’ targeted TDC is variable, at-risk pay in the form of annual and long-term incentives; namely, 54% for our CEO and 45% to 48% for our other NEOs.

Governance Practices

The Company has several governance practices that it believes reinforce the soundness of our compensation programs:

•	The Compensation Committee is made up entirely of independent directors meeting the enhanced independence requirements under the NASDAQ listing standards;

•	The Compensation Committee retains an independent compensation consultant working under the exclusive direction of the Committee;

•	A change in control of the Company, alone, would not give rise to severance payments under any of our employment agreements;

•	None of our employment agreements provide for an excise tax gross up; and

•	Our insider trading policy prohibits trading in derivative instruments involving our securities, a practice often referred to as “hedging.”

Stockholder Say-on-Pay

In 2014, we sought an advisory vote from our stockholders regarding our executive compensation program. Over 97% of the votes cast supported the program. The Compensation Committee considers the results of the advisory vote as it completes its annual review of each pay element and the compensation packages provided to our NEOs and other executives. Given the significant level of stockholder support received for this matter in

2014, the Committee concluded that the objectives of our executive compensation program are appropriate for a company of our size and stage of development and that our compensation policies and practices help meet those objectives. In addition, the Committee believes the program achieves an appropriate balance between fixed and variable incentive compensation, encourages long-term retention, and promotes alignment between the interests of our NEOs and stockholders.

Accordingly, the Committee determined not to make any significant changes to our executive compensation program as a result of the vote in 2014. The Committee will continue to consider the outcome of our say-on-pay votes and our stockholder views in making future compensation decisions for the NEOs and other executives.

II. Objectives of Executive Compensation

The primary objectives of our executive compensation program as it relates to our NEOs are described below.

Remain competitive with comparable companies in our industry in order to attract and retain talented individuals to contribute to our long-term success.

The Compensation Committee believes that our long-term success depends substantially on our ability to attract and retain highly qualified, experienced individuals to serve as our executive officers. We compete for skilled executives in our industry, often with companies that are larger, are at a more advanced stage of drug development or offer potential for high growth. As a result, the Compensation Committee believes that the total compensation package for each of our NEOs must be at least competitive with comparable companies in our industry. Also, because we compete on a national scale for executive talent, the Compensation Committee assesses the competitiveness of our compensation in the United States as a whole, rather than regionally.

In furtherance of this objective, the Compensation Committee generally aims for annual base salary and total target cash compensation (which takes into account base salary and target cash incentives) for each of our NEOs to be at or near the 50 th percentile for the comparable position for comparable companies in our industry. However, for each of our NEOs, the targeted percentile represents a key data point but is not the sole factor in compensation determinations.

Provide substantial incentive to our NEOs to achieve our business objectives and build stockholder value, thereby aligning their interests with the interests of our stockholders and paying for performance.

The Compensation Committee believes it is important for our compensation program to align the interests of our NEOs with the interests of our stockholders to ensure our NEOs are invested in our long-term success and our goal of building stockholder value. To accomplish this alignment of interests, the compensation of each NEO includes, in addition to base salary, the opportunity to receive an annual cash incentive bonus and eligibility for the grant of stock-based awards, which have historically been stock options.

The annual cash incentive bonus is intended to make a substantial portion of each NEO’s potential total annual compensation contingent on the achievement of corporate performance objectives that the Compensation Committee believes advance our business interests and contribute to our future success and the building of stockholder value. Accordingly, the dollar amount of annual cash incentive bonuses paid to our NEOs depends heavily on the extent to which the performance objectives are achieved. The Compensation Committee believes that stock option grants also serve to align the interests of our NEOs with the interests of our stockholders. Because the exercise price of each stock option granted by the Compensation Committee is at least equal to the fair market value of the underlying stock as of the date of grant, the stock option provides a financial reward for the NEO only if the market price of our common stock increases after the grant date.

Together, these components of our executive compensation, which are described in more detail below under “Elements of and Rationale for Executive Compensation,” are designed to incentivize our NEOs to work towards the achievement of our objectives in furtherance of our long-term success.

Achieve internal pay equity within our executive management team.

The Compensation Committee believes it is important that our executive compensation structure promote a cohesive management team and that our success, both in the short-term and the long-term, depends on interdisciplinary contribution across the team. Accordingly, the Committee seeks to achieve internal equity in compensating our NEOs. In particular, our goal is that the compensation paid to our NEOs be equitable and commensurate with his or her position, experience, responsibilities and contributions to our overall performance and achievements and the compensation paid to other NEOs.

Elements of and Rationale for Executive Compensation

Base Salary

Base salary for each of our NEOs is determined at or about the beginning of each year, and may in some cases be re-evaluated during the year, taking into account:

•	the individual responsibilities of the NEO;

•

an assessment of the NEO’s individual performance, development and contributions to the achievement of our corporate performance objectives or otherwise to our achievements during the preceding year, as well as expected future contributions;

•	base salary data for our peer group or, where publicly available data for a particular position in our peer group is limited, other relevant comparables;

•	the historical base salary of the NEO during his or her employment with us, including the amount and timing of previous adjustments; and

•	the base salaries of our other NEOs.

Annual Cash Incentive Bonus

Each of our executive officers, including our NEOs, participates in an annual cash incentive program. Under this program, each executive officer is eligible to receive an annual cash bonus in an amount based on:

•	a target bonus percentage of his or her base salary, which in some cases is subject to a minimum percentage specified in the executive officer’s employment agreement; and

•

our satisfaction of target or, in some cases, threshold or maximum criteria for achieving pre-defined corporate performance objectives, and in some cases other corporate accomplishments, that the Compensation Committee believes advance our business interests and contribute to our future success and the building of stockholder value.

The Compensation Committee believes that, as a clinical-stage biopharmaceutical company, our performance is measured generally by our ability to advance product candidates into and through the clinic towards the market, to attract collaborators with particularized expertise and substantial resources, to secure capital to fund our programs and to operate our business efficiently. Accordingly, our specified performance objectives have typically related to one or more of the following areas—the progression or advancement of our product candidates, development program execution or outcomes, the enhancement of our product portfolio, business development, alliance management, regulatory operations, capital or operational efficiency, human resources matters and employee and investor communications matters.

Under our annual cash incentive award program, at or about the beginning of each fiscal year, the Compensation Committee establishes corporate performance objectives for that year and ascribes a percentage weighting to each performance objective. Following the end of the fiscal year, the Compensation Committee determines the achievement level of the program for that year. In determining the achievement level, the Compensation Committee (i) calculates the weightings ascribed to those specified performance objectives that have been met, (ii) determines whether to award all or any portion of the weighting ascribed to any performance objective that has not been met (i.e., because the objective was achieved only in part or on a delayed basis, because a strategic change occurred during the year making the objective unachievable, or for any other reason), and (iii) determines whether to make any adjustment based on other corporate accomplishments or events that occurred during the year.

Beginning with fiscal 2013, the mechanics of the program call for the Compensation Committee to establish for each performance objective at the beginning of the year target criteria for achievement and, in some cases, threshold and/or maximum criteria for achievement. For each performance objective that has a threshold criterion, the weighting for the objective is not credited if the threshold criterion is not met and 50% of the weighting for the objective is credited if the threshold (but not the target or, if applicable, maximum) criterion is met; if the target (but not the maximum, if applicable) criterion is met for a performance objective, 100% of its weighting is credited; and for each performance objective that has a maximum criterion, 150% of the weighting for the objective is credited if the maximum criterion is met; in each case subject to any discretionary adjustments that may be made by the Compensation Committee. As a result, the maximum weighting for all of the performance objectives in the aggregate can be up to 150% of the target.

Because the Compensation Committee believes the achievement of our objectives and our overall success require interdisciplinary contribution across our executive management team and that the achievement of, or failure to achieve, any particular objective reflects the performance of all of the members of our executive management team collectively, 100% of the annual cash bonus paid to our NEOs and the other members of our executive management team is based on the achievement level determined by the Compensation Committee for the program and not on individual performance. Accordingly, the amount of each of these participants’ (including each NEO’s) cash incentive bonus for a particular fiscal year is determined by multiplying his or her base wages received for that year by his or her assigned target bonus percentage and then by the achievement level for the program determined by the Compensation Committee for that year. All of our other employees also participate in the incentive award program. For each of these employees, 50% of the annual cash bonus is based on the achievement level determined by the Compensation Committee as described above and the other 50% is based on an assessment of individual performance.

The Compensation Committee believes that the annual cash incentive award program furthers our executive compensation objectives by:

•	focusing our NEOs’ attention directly on, and incentivizing them to achieve, performance objectives that are designed to contribute to our future success and to building stockholder value;

•

making a substantial portion of the annual compensation for our NEOs contingent on achievement of the specified criteria, thereby aligning their interests with the interests of our stockholders and paying for performance; and

•

balancing the fixed cash compensation that, in some cases, may be lower than our NEOs could potentially obtain at larger or more mature companies with which we may compete, thereby better enabling us to attract and retain executive talent.

Stock-Based Awards

Our NEOs, other executive officers, other employees, and directors are also eligible to be granted stock options or other stock-based awards under our 2006 Stock Incentive Plan, as amended and restated, which is referred to in this Annual Report on Form 10-K as the “2006 Plan” or the “Plan.”

The Compensation Committee has historically awarded stock options as our standard form of stock-based compensation due primarily to the expectation and familiarity of stock options as part of compensation packages for personnel in our industry and to enable greater flexibility for our employees in tax planning. All stock options granted to our NEOs and other employees in 2014 have been designated as incentive options, subject to applicable limits imposed by applicable tax law or regulation. Incentive options provide the potential for more favorable tax treatment for employees than nonqualified options.

The granting of stock options to our NEOs furthers our executive compensation objectives by:

•

aligning the interests of the NEO with the interests of our stockholders, inasmuch as the NEO only receives a financial reward if we perform such that the market price of our common stock increases after the grant is made (grants of stock options are priced at no less than fair market value), and the financial reward would be no greater than that experienced by any third party who purchased shares of our common stock on the grant date at a price equal to that day’s closing price; and

•	serving as a powerful retention tool because stock options granted to our NEOs typically have vesting schedules that extend over a four-year period.

We do not have any program, plan or practice to select dates for stock options to be granted in coordination with the release of material non-public information. The Compensation Committee generally considers making stock option grants in January of each year, when the extent to which we have achieved our corporate performance objectives for the preceding year is known, so as to coordinate consideration of stock-based compensation with consideration of the other elements of our executive compensation. However, the Committee sometimes grants stock options later in the year if circumstances warrant.

In 2014, the Compensation Committee for the first time granted restricted stock to our NEOs and other select, key personnel, which brings our stock-based compensation practices into closer alignment with those of our peer group.

III. Compensation Decision-Making Process

Role of the Compensation Committee in the Compensation Process

The Compensation Committee is responsible for establishing the components and amounts of compensation for each of our executive officers, including our NEOs. The current members of the Committee are Ms. Brown, Dr. Dunton and Mr. Richard, with Ms. Brown serving as chairperson.

The Compensation Committee works closely with its independent consultant and meets regularly, including in executive session without management present, to make decisions on our executive compensation program and on the compensation of our executives. The Committee reviews a variety of market data and information, including Company, peer group, and industry compensation information. The Committee Chair reports the actions of the Compensation Committee to the Board at each regular meeting.

The Committee’s responsibilities include reviewing and approving our:

•	Compensation peer group;

•	Compensation philosophy and objectives;

•	Amount and form of executive compensation (e.g., pay increases, equity grants);

•	CEO’s performance and compensation;

•	Annual cash incentive plan metrics and goals and achievement of goals;

•	Employment, severance, and change in control agreements for our chief executive officer and other executive officers; and

•

Annual CD&A disclosure, which the Committee recommends to the Board for inclusion in our annual report on Form 10-K (either directly or by incorporation by reference to our subsequently filed proxy statement).

Role of the Independent Compensation Consultant

The Compensation Committee’s charter authorizes it to retain outside advisors, including independent compensation experts, as it deems appropriate to advise it in connection with its responsibilities and to approve related fees and engagement terms. Any advisor retained reports directly to the Compensation Committee. The Committee has retained the services of Radford, an Aon Hewitt company (“Radford”), as its independent compensation consultant since the third quarter of 2011. Radford performs the following responsibilities:

•	Attends or participates by phone in Committee meetings, including non-management executive sessions, when requested by the Committee;

•	Provides independent advice to the Committee on current trends and best practices in compensation design and program alternatives, and advises on plans or practices that may improve effectiveness;

•	Provides and discusses peer group and survey data for competitive comparisons and, based on this information, offers independent recommendations on CEO and NEO compensation;

•	Reviews the CD&A, compensation tables, and other compensation-related disclosures in our annual report on Form 10-K or proxy statements;

•	Offers recommendations, insights and perspectives on compensation-related matters;

•	Evaluates and advises the Committee regarding enterprise and related risks associated with executive compensation components, plans and structures; and

•	Supports the Committee to ensure executive compensation programs are competitive and align the interests of our executives with those of our stockholders.

A Radford representative participated throughout 2014 in several Compensation Committee meetings and consulted frequently with the Committee chairperson. Representatives from Radford reviewed this CD&A and the compensation-related tables contained in this Annual Report on Form 10-K.

In 2014, our management engaged affiliates of Aon Corporation, Radford’s parent company, to provide retirement benefit plan and insurance brokerage advisory services. We paid $12,967 in professional fees for the retirement benefit plan services in 2014. For the insurance brokerage services, Aon is paid by third party insurance companies and not by us. Those third party payments amounted to less than 1% of Aon’s 2014 revenues. The Compensation Committee has considered various factors, including our engagements of Radford affiliates, and does not believe that Radford has a conflict of interest in fulfilling its engagement to the Compensation Committee.

Role of the CEO in Compensation Decisions

As described above, on an annual basis for each of our executive officers, including our NEOs, the Compensation Committee determines base salary and considers whether to make any adjustment in target bonus percentage. As part of the process, the Compensation Committee’s consultant or, if none is engaged for any particular year and our CEO or the chairperson of the Compensation Committee so directs, our Controller assembles: a tally sheet for each executive officer; data showing the relationship of the executive officer’s compensation to the compensation of our other executive officers; and base and total compensation data for executives in comparable positions in our then-current peer group or comparable companies in our industry based on number of employees as reflected in the applicable Radford Life Sciences survey. In addition, where the Compensation Committee has engaged a consultant, our Controller or Human Resources function may provide information requested by the consultant, such as job codes used to correlate our executive officers with positions in the Radford survey as well as burn rate and overhang calculations.

For each executive officer other than himself, Dr. Hill makes a recommendation regarding base salary and, in some cases, target bonus percentage to the Compensation Committee, taking into account the factors discussed above. At or about the same time, Dr. Hill proposes for consideration by the Compensation Committee corporate performance objectives and, beginning with fiscal 2013, associated threshold, target or maximum achievement criteria, determined in consultation with our executive management team, for the annual cash incentive award program. He then participates in the meeting at which the Compensation Committee determines the base salary and target bonus percentage for our executive officers and the performance objectives and associated criteria for the incentive award program. No other member of management is present for the portion of this meeting during which these matters are finally determined. As required by the Compensation Committee’s charter, Dr. Hill is excused from the portion of the meeting during which his performance is considered and his base salary and target bonus percentage are finally determined.

With respect to the granting of stock based awards, the Compensation Committee has historically determined the period over which the shares reserved under our equity plans are intended to be available for consideration for potential issuance. In making that determination, the Compensation Committee takes into account market data relating to burn rate for our peer group, overall employee ownership, dilutive effects and the role of stock-based awards in meeting the objectives of our compensation program. Based on the guidance received from the Compensation Committee, Dr. Hill may from time to time propose that the Compensation Committee consider the grant of stock based awards. In that event, Dr. Hill typically recommends a number of awards proposed to be granted to each of our executive officers based on our executive compensation objectives and the factors discussed above. The Compensation Committee then makes the determination whether to grant any or all of the awards and, if it determines to make a grant, the individuals who will receive an award, the number of shares to be subject to such award and any particular terms to be applicable to such award. As discussed above, the Compensation Committee has determined that, as a general matter, it will consider making stock option grants as part of the annual performance assessment process in or about January of each year.

In addition, Dr. Hill may from time to time propose that the Compensation Committee consider granting stock-based awards to NEOs and other key personnel as a retention incentive where circumstances warrant.

IV. Compensation Competitive Analysis

Benchmarking the compensation that we pay to our executives against compensation paid to executives in comparable positions at comparable companies helps the Compensation Committee assess market competitiveness and meet our objectives. Accordingly, in determining the compensation for our NEOs for any particular year, the Compensation Committee utilizes compensation data and information for drug development companies it believes have profiles sufficiently similar to ours so as to constitute an appropriate peer group. When selecting companies to include in the peer group, the Compensation Committee has considered a variety of factors, including stage of development, market capitalization, company size and, in some cases, company location or various financial metrics. The Compensation Committee does not emphasize revenue when selecting a peer group because clinical-stage companies typically do not have product revenue. Once the peer group is selected, the Compensation Committee benchmarks various elements or measures of our executive compensation against the peer group. Where, for any particular position, the peer group does not provide sufficient information to provide an appropriate benchmark, the Compensation Committee utilizes data for the position from a broader market survey of companies considered generally similar to us.

The Compensation Committee currently targets the 50th percentile of our peer group for the corresponding position or level of responsibility, subject to discretionary consideration of individual or company performance or other case-by-case circumstances as the Compensation Committee considers appropriate.

The Compensation Committee periodically considers the continued appropriateness of the peer group used to benchmark our executive compensation. Based on the recommendation of Radford, the Committee substantially modified the peer group in 2012, and apart from removing one company due to insolvency, the Committee left the peer group unchanged in 2013. Recognizing our continuing clinical setbacks and the need for stability in our compensation program as we reassessed our strategic direction, the Committee decided in 2014 to defer reviewing the appropriateness of the peer group until 2015.

Our current peer group is comprised of the following 14 companies: Alimera Sciences, Inc.; Amicus Therapeutics, Inc.; Array Biopharma Inc.; BioCryst Pharmaceuticals, Inc.; Celldex Therapeutics, Inc.; Cytokinetics, Incorporated; Infinity Pharmaceuticals, Inc.; Keryx Biopharmaceuticals, Inc.; Omeros Corporation; OncoGenex Pharmaceuticals, Inc.; Sangamo BioSciences, Inc.; Sunesis Pharmaceuticals, Inc.; Synta Pharmaceuticals Corp.; and XenoPort, Inc.

V. Fiscal 2014 Compensation

Decision to Pay Each Element and Determination of Amounts for 2014

In determining the elements and amounts of compensation to be paid to each of our NEOs, the Compensation Committee reviews each NEO’s historical compensation, utilizing executive compensation statements, or tally sheets, that include information on various aspects of current and historical compensation to facilitate its review.

Base Salary

In January 2014, the Compensation Committee approved the following increases in the base salaries for our NEOs with effect from January 1, 2014:

Named Executive Officer	($) 2013 Base Salary	($) 2014 Base Salary	(%) Increase
Stephen A. Hill	500,000	515,000	3
Alan A. Musso	343,417	353,720	3
Patrick C. Rock	316,000	325,480	3
Steven M. Toler	257,500	265,225	3
Mauri K. Hodges	240,000	247,200	3
Scott N. Cullison	200,000	210,000	5

The Committee based its approval of these changes on a review of peer group benchmarking data, individual performance, skills, criticality of position, and a need to maintain market competitiveness. In December 2014, the Compensation Committee approved an interim annual base salary increase of $52,800 for Ms. Hodges effective November 21, 2014, in recognition of the added responsibilities that accompanied her appointment by our Board of Directors to serve on an interim basis as Vice President, Finance and Administration, Chief Financial Officer and Treasurer, following the November 18, 2014, resignation of Alan M. Musso. This interim salary approximates the 25th percentile of base salaries for top financial executives in our peer group.

Cash Incentive Bonus

In January 2014, the Compensation Committee established performance objectives, associated weightings, and criteria for measuring achievement under our annual cash incentive award program for fiscal 2014.

Objectives	Target*	Weighting
Clinical Science	Positive top-line results in our Phase 2b trial of TC-5214 in overactive bladder	30%
Clinical Operations	All ongoing clinical programs to be completed within three months of plan, within 2% of budget, and with no meaningful quality issues at year-end	20%
Portfolio Enhancement	Supplement existing pipeline with a Phase 2b or later stage asset by year-end 2014 that offers meaningful value inflection point by year-end 2015	30%
Financial	Complete all planned activities within budget leaving at least $100M in cash and investments at year-end	10%
Leadership	Achieve grand mean employee engagement score of 4.5 or greater on Gallup Company Survey	10%

*	Target criteria are those used for assessing baseline achievement (i.e., 100%) of a specific objective. All objectives also have threshold (50%) and maximum (150%) criteria parameters.

In January 2015, the Compensation Committee determined that the achievement level to be applied under our incentive award program for fiscal 2014 was 52.9% of target. In setting the achievement level, the Compensation Committee made the following performance determinations:

•	The TC-5214 trial results did not meet the primary endpoint, thereby failing to satisfy the target criterion (0% of weighting, or 0% of target);

•	All 2014 clinical programs were on or ahead of schedule, within budget and executed with no meaningful quality issues, thereby satisfying the maximum criterion (150% of weighting, or 30% of target);

•	The portfolio enhancement criteria were not satisfied (0% of weighting, or 0% of target);

•

Capital efficiency efforts resulted in expenditures of less than 95% of budget and a cash balance in excess of $105M at year-end, thereby satisfying the maximum criterion (150% of weighting, or 15% of target); and

•

Achieved by year-end a grand mean employee engagement score of 4.29 on the Gallup Company Survey, thereby achieving at a level between the threshold and target criteria (79.5% of weighting, or 7.9% of target).

Applying our NEOs’ respective target bonus percentages for fiscal 2014 to the 52.9% of target achievement level determined by the Compensation Committee, Dr. Hill received a cash incentive bonus of $129,532, Mr. Rock received a cash incentive bonus of $60,263, Dr. Toler received a cash incentive bonus of $40,051, Ms. Hodges received a cash incentive bonus of $35,435, and Mr. Cullison received a cash incentive bonus of $28,885. Mr. Musso received no cash incentive bonus as he left employment with us in November 2014.

Stock-Based Awards

Stock Options. In January 2014, the Compensation Committee granted stock options to each of our NEOs as well as to substantially all of our other employees. In establishing the number of shares to be subject to the stock options granted to each of our NEOs, the Compensation Committee considered:

•

the value of stock options as an incentive and retention tool, particularly in light of the disappointing results from the Phase 2b clinical trial of TC-5619 in schizophrenia announced in December 2013;

•	the limited retention value of the NEOs’ outstanding stock options, recognizing that approximately 90% of the existing grants held by those individuals were underwater;

•	the number of shares available for issuance under the 2006 Plan;

•

data provided by Radford for the comparable position level in the peer group regarding the estimated value and company ownership percentage represented by the most recent annual stock-based awards, including an analysis of equity vehicle mix (e.g., stock options vs. restricted stock);

•

additional data provided by Radford for us and for the peer group regarding “burn rate” (a measure of shares subject to stock-based awards granted as a percentage of shares issued and outstanding) over one- and three-year periods and regarding “total equity overhang” (a measure of shares subject to stock-based awards outstanding or reserved for future grant as a percentage of shares issued and outstanding); and

•	stock-based plan management guidelines for burn rate published by proxy advisory groups.

The Compensation Committee agreed to an annual grant award based on these considerations and applying its equity grant philosophy of targeting annual equity grants at the 50th percentile of the comparable level of responsibility for our peer group.

All of these stock options have an exercise price of $4.74 per share, the closing price of our common stock on the NASDAQ Global Select Market on the date of grant, January 23, 2014, and vest quarterly over four years, contingent on continued service through the applicable vesting date. In the case of Mr. Musso, 81% of the stock option grant was forfeited upon his November 18, 2014, resignation.

Restricted Stock. In October 2014, the Compensation Committee elected to grant restricted stock awards to all NEOs and certain other key personnel in lieu of 2015 annual stock-based awards. The Committee believed the timing of this award—aligned with the Company’s consideration of a broad range of strategic transaction alternatives—was critical to ensuring optimal alignment between employee and shareholder interests. The use of restricted stock, as opposed to stock options, was considered to be the optimal tool for helping to ensure the long-term retention of the key personnel needed to execute any one of a range of those transactions. The NEO restricted stock award amounts were:

Named Executive Officer	Restricted Stock Awards
Stephen A. Hill	175,000
Alan A. Musso	55,000
Patrick C. Rock	45,000
Steven M. Toler	45,000
Mauri K. Hodges	40,000
Scott N. Cullison	40,000

In establishing the number of shares to be subject to the grants, the Compensation Committee considered, among other things, the Company’s peer group practices, burn rate, and market dilution.

The restricted stock vests in equal amounts over two years of service, with 50% vesting on December 31, 2015, and 50% vesting on December 31, 2016, subject to continued employment. All restricted stock awarded to Mr. Musso was forfeited upon his resignation in November 2014.

VI. Other Benefits and Compensation

Executive Benefits

Our NEOs and other executives receive the same benefits as those generally available to our other employees. Both Company-subsidized and voluntary benefit programs are provided and include medical, dental, life insurance, vision, flexible spending accounts, travel and disability coverage.

Retirement Plans

The Company retirement plan, or 401(k) Plan, is available to all employees and all 401(k) Plan participants are eligible to receive the same level of matching contributions (4%) from us. The NEO’s are limited to their matching contributions based on the maximum amount of recognizable compensation allowed under the Internal Revenue Code’s qualified plan rules. The limit for 2014 was $10,400. Unlike traditional pension plans, the retirement benefits from our 401(k) Plan are based on the investment return on the employee’s own investment elections, with the participant bearing the investment risk.

Change in Control

The Committee believes that a change in control (“CIC”) employment agreement provision benefits stockholders by providing an important incentive to senior executives to remain focused on running the business in the case of a pending or actual change in control event.

Accordingly, the Company’s current employment agreements with each of its NEOs contain a CIC provision that provides compensation in the form of monthly cash payments, acceleration of vesting of equity awards, and other benefits, all for a set period of time following termination, in the event of a qualifying termination (termination by the executive for good reason or by the Company without just cause) within 12 months following, or in connection with but prior to, a change in control of the Company (a “double-trigger” provision). Further details are set forth in the section of this Annual Report on Form 10-K entitled “Employment Agreements.”

Tax Gross-Ups

We do not provide tax gross-ups, except for payroll taxes associated with limited business-related payments such as reimbursement of certain moving and relocation expenses.

VII. Actions Taken in Fiscal 2015

On January 21, 2015, the Compensation Committee:

•

Upon the recommendation of Dr. Hill, elected not to increase NEO base salaries for 2015, except in the case of Mr. Cullison, whose base salary was increased 19% (from $210,000 to $250,000) to bring his base pay into closer alignment with the 50 th percentile of our peer group;

•

Giving consideration to the value of stock options as an incentive and retention tool, granted a stock option to purchase shares of our common stock to substantially all employees who met their individual performance goals during 2014. All options vest over a four-year period, subject to continued employment, and have an exercise price of $2.52 per share, the closing price of our common stock on the NASDAQ Global Select Market on the grant date. The NEOs and other key personnel who were awarded restricted stock in October 2014 were excluded from this grant of stock options; and

•

Developed performance objectives and associated weightings and achievement criteria for the incentive award program for fiscal 2015 without materially changing the mechanics of the program established in fiscal 2014. The performance objectives for 2015 include the achievement of specified goals with respect to: the outcome of our Phase 1b exploratory trial of TC-6499 in diabetic gastroparesis; satisfactory completion of our Proposed Merger with Catalyst; monetizing or attracting investment in the Company’s NNR portfolio; and increased market value.

VIII. Considerations of Risk in our Compensation Programs

The Board of Directors has ultimate responsibility for risk oversight. The Compensation Committee assists the Board in overseeing potential risks that may be associated with the Company’s compensation program. The

Company’s senior management has established a cross-functional team for assessing, mitigating, and monitoring compensation risk. The Committee receives periodic reports with respect to the team’s activities and findings.

The Compensation Committee does not believe that our compensation policies and practices are reasonably likely to have a material adverse effect on us. In assessing whether our compensation programs encourage excessive or inappropriate risk taking, the Compensation Committee gave particular consideration to our annual cash incentive bonus program. The performance objectives for the program are set by the Compensation Committee at the beginning of each year and are designed to further our business interests. It is possible that circumstances may evolve in any particular year such that achievement of a performance objective defined at the beginning of the year would no longer be beneficial to us. In that event, the Compensation Committee expects that the circumstances would be discussed at meetings of the Board held throughout the year and that the Compensation Committee would consider taking discretionary action—either during the year or when determining the achievement level under the incentive award program at the end of the year—with regard to the affected performance objective(s). The Compensation Committee believes that the discretion that it retains to modify any performance objective during the year or to credit any performance objective that may not have been met for a particular reason (such as, for example, a strategic change that occurs during the year) substantially eliminates any risk that may be associated with a change in circumstances. In addition, the Compensation Committee believes that the use of multiple performance objectives for the program each year reduces any risk that may otherwise be associated with any particular indicator of performance.

Pay practices that are commonly cited as corporate governance concerns are not part of our executive compensation program. For example, as noted above, a change in control of Targacept, alone, would not give rise to the payment of severance under any of our employment agreements with our NEOs. Severance under these agreements is not triggered unless employment of the executive is terminated other than for a defined cause or by the executive for a defined good reason. In addition, none of our employment agreements provides for an excise tax gross up.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the CD&A that appears in this Annual Report on Form 10-K with Targacept’s management. Based on its review and discussions, the Compensation Committee recommended to the Board that the CD&A be included in this Annual Report on Form 10-K for the year ended December 31, 2014.

This Compensation Committee report shall not be deemed to be “soliciting material” or subject to Regulation 14A or Regulation 14C under the 1934 Act, shall be deemed furnished in Targacept’s Annual Report on Form 10-K for the year ended December 31, 2014, is otherwise not incorporated by reference into any of Targacept’s previous filings with the SEC and is not to be incorporated by reference into any of Targacept’s future filings with the SEC, irrespective of any general statement included in any such filing that incorporates this Annual Report on Form 10-K by reference, unless such filing explicitly incorporates this Compensation Committee report by reference.

Respectfully submitted,

Julia R. Brown, Chairperson

Alan W. Dunton, M.D.

John P. Richard

Summary Compensation

The following table contains information regarding the total compensation for the fiscal years ended December 31, 2014, 2013 and 2012 of our chief executive officer, the two individuals who served as our chief financial officer during fiscal year 2014, the two other most highly compensated executive officers who were serving as executive officers on December 31, 2014, and one other individual who served as an executive officer during fiscal 2014. We refer to these individuals in this Annual Report on Form 10-K as our “named executive officers” or “NEOs.”

SUMMARY COMPENSATION TABLE

Summary Compensation Table
Name and principal position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)(1)	All Other Compensation ($)(4)	Total ($)
Stephen A. Hill(5)	2014	515,000	129,532	339,500	682,500	0	10,775	1,677,307
President and Chief Executive Officer	2013	500,000	187,500	0	0	0	11,868	699,368
	2012	41,666	0	0	1,180,600	0	1,672	1,223,938
Alan A. Musso(6)	2014	313,813	0	106,700	214,500	0	25,705	660,718
Senior Vice President, Finance and Administration, Chief Financial Officer, Treasurer and Assistant Secreteary	2013 2012	343,417 333,415	156,830 52,504	0 0	205,270 301,990	0 5,835	10,200 10,000	715,717 703,744
Mauri K. Hodges(7)	2014	258,523	35,435	77,600	156,000	0	10,400	537,958
Vice President, Finance and Administration, Chief Financial Officer, Treasurer
Scott Cullison(7)	2014	210,000	28,885	77,600	156,000	0	10,400	482,885
Vice President, Business Development
Patrick Rock(8)	2014	325,480	60,263	87,300	175,500	0	10,400	658,943
Senior Vice President, General Counsel and Secretary	2013	111,410	29,245	0	365,400	0	13,777	519,832
Steve Toler(7)	2014	265,225	40,051	87,300	175,500	0	10,400	578,476
Vice President, Clinical Pharmaceutical Sciences

(1)	The amounts in the columns titled “Bonus” and “Non-Equity Incentive Plan Compensation,” together, reflect cash payments made in January of the following year pursuant to our annual cash incentive award program. Our annual cash incentive award program is discussed above under “—Compensation Discussion and Analysis.” For 2013, the amounts in the column titled “Bonus” for Mr. Musso, also reflects a cash retention award per his 2012 agreement of $66,683. In addition, in 2013, Mr. Musso received $35,000 in additional compensation for responsibilities assumed during 2012 as a member of the Office of the Chairman during the pendency of our search for a new chief executive officer. Mr. Rock’s 2013 bonus is a prorated amount based on his August 26, 2013 hire date.

(2)	The amounts in this column reflect the aggregate grant date fair value of restricted stock awarded during the year calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation—Stock Compensation, or ASC 718, disregarding the potential for forfeitures, regardless of the period in which the corresponding compensation expense was recorded in accordance with ASC 718. The assumptions used to calculate grant date fair value are discussed in Note 9 to our audited financial statements included on page 88 of this Annual Report on Form 10-K for the fiscal year ended December 31, 2014. For Mr. Musso, 100% of the amount shown in this column for 2014 is attributable to restricted stock that was forfeited upon the end of his employment with us on November 18, 2014.

(3)	The amounts in this column reflect for each fiscal year shown the aggregate grant date fair value of stock options granted during the year calculated in accordance with ASC 718, disregarding the potential for forfeitures, regardless of the period in which the corresponding compensation expense was recorded in accordance with ASC 718. The assumptions used to calculate grant date fair value are discussed in Note 9 to our audited financial statements included on page 88 of this Annual Report on Form 10-K. For Mr. Musso, $174,281 of the amount shown in this column for 2014 is attributable to stock options forfeited upon the end of his employment with us on November 18, 2014.

(4)	The amounts in this column represent matching contributions that we made under our 401(k) plan, except that for (a) Mr. Musso the amount for 2014 reflects $15,305 in additional compensation for vacation that was earned but unused as of the end of his employment with us, (b) Dr. Hill received a reimbursement of $375 for personal airline mileage in 2014, and (c) Dr. Hill and Mr. Rock received non-qualified moving expenses of $1,668 and $9,307, respectively, associated with the start of their employment with us.

(5)	Dr. Hill became our President and Chief Executive Officer on December 1, 2012.

(6)	Mr. Musso’s employment with us ended on November 18, 2014.

(7)	Mr. Cullison, Ms. Hodges, and Dr. Toler were not named executive officers for fiscal years 2013 and 2012.

(8)	Mr. Rock joined the Company on August 26, 2013, and became our Senior Vice President, General Counsel and Secretary effective October 1, 2013.

Information Relating to Plan-Based Awards

The following table contains information regarding grants of plan-based awards to our NEOs made during the fiscal year ended December 31, 2014.

2014 GRANTS OF PLAN-BASED AWARDS

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			All Other Stock Awards: Number of Shares of Stock(2)	All Other Option Awards: Number of Securities Underlying Options(3)	Exercise or Base Price of Option Awards ($/Share)(4)	Grant Date Fair Value of Awards ($)(5)
Name	Grant & Approval Date	Threshold ($)	Target ($)	Maximum ($)
Stephen A. Hill		—	$257,500	$386,250	—	—		—
	1/23/2014	—	—	—	—	175,000		$682,500
	10/11/2014	—	—	—	175,000	—		$339,500
Alan A. Musso		—	—	—	—	—		—
	1/23/2014	—	—	—	—	55,000		$214,500	(6)
	10/11/2014	—	—	—	55,000	—		$106,700	(7)
Mauri K. Hodges		—	$77,557	$116,335	—	—		—
	1/23/2014	—	—	—	—	40,000		$156,000
	10/11/2014	—	—	—	40,000	—		$77,600
Scott N. Cullison		—	$63,000	$94,500	—	—		—
	1/23/2014	—	—	—	—	40,000		$156,000
	10/11/2014	—	—	—	40,000	—		$77,600
Patrick C. Rock		—	$113,918	$170,877	—	—		—
	1/23/2014	—	—	—	—	45,000		$175,500
	10/11/2014	—	—	—	45,000	—		$87,300
Steven M. Toler		—	$79,568	$119,351	—	—		—
	1/23/2014	—	—	—	—	45,000		$175,500
	10/11/2014	—	—	—	45,000	—		$87,300

(1)	Our annual cash incentive award program is considered a non-equity incentive plan and is discussed above under “—Compensation Discussion and Analysis.” For fiscal 2014, there was no threshold amount payable under the program. The amounts shown in the “Target” column reflect each named executive officer’s target bonus percentage of base salary set by the Compensation Committee for fiscal 2014. The amounts shown in the “Maximum” column reflect the maximum amount payable to each named executive officer under the program based on his or her target bonus percentage and the aggregate weight for all of the corporate performance objectives approved by the Compensation Committee initially in January 2014. The amounts actually paid to our named executive officers under the program for fiscal 2014 were as follows: $129,532 for Dr. Hill, $60,263 for Mr. Rock, $40,051 for Dr. Toler, $0 for Mr. Musso, $35,435 for Ms. Hodges, and $28,885 for Mr. Cullison. All amounts awarded under the program for fiscal 2014 were paid in January 2015. Mr. Musso’s employment with us ended on November 18, 2014 and he did not receive a cash incentive bonus under the program for fiscal 2014.

(2)	Award of restricted stock under the 2006 Equity Plan that vests in equal installments on December 31, 2015 and on December 31, 2016.

(3)	The options reflected in this column were granted under the 2006 Plan and vest and become exercisable in equal installments on the last day of 16 consecutive calendar quarters beginning with March 31, 2014.

(4)	The exercise price per share of each option shown is equal to the closing price of our common stock on the NASDAQ Global Select Market on the grant date.

(5)	The grant date fair value of option awards and restricted stock awards is calculated in accordance with ASC 718 as described in footnotes 2 and 3 to the Summary Compensation Table.

(6)	Of the amount shown, $174,281 is attributable to stock options forfeited upon the end of Mr. Musso’s employment with us on November 18, 2014.

(7)	Of the amount shown, $106,700 is attributable to restricted stock forfeited upon the end of Mr. Musso’s employment with us on November 18, 2014.

Additional discussion regarding factors that may be helpful in understanding the information included in the Summary Compensation Table and 2014 Grants of Plan-Based Awards table is included above under “—Compensation Discussion and Analysis.”

Employment Agreements

In 2014, we entered into an employment agreement with Mr. Cullison, an amendment to our employment agreement with Dr. Hill, and an amended and restated agreement with Mr. Musso. The changes to the employment agreements with Dr. Hill and Mr. Musso were made principally to more closely align the terms of those agreements with those of the employment agreement terms of our other senior executives. We previously entered into employment agreements with Ms. Hodges, Mr. Rock, and Dr. Toler. Mr. Musso’s employment agreement was automatically terminated by operation of its terms upon his November 18, 2014 resignation.

Employment Agreement with Dr. Hill

Our employment agreement with Dr. Hill, as amended, continues until terminated either by us or by him. The employment agreement provides for a minimum annual base salary that is to be reviewed and subject to increase in accordance with our policies and procedures. Dr. Hill is also eligible to receive stock-based awards and to earn an annual bonus based on a target percentage of 50% of his annual base salary or such higher amount as the Board or Compensation Committee may approve.

If Dr. Hill’s employment with us terminates for any reason, he is entitled to receive a lump sum equal to (i) any base salary earned and due but not yet paid through the effective date of termination plus (ii) any bonus or other compensation earned and due pursuant to the express terms of any Company plan or program but not yet paid through the effective date of termination. In addition, if we (or a successor) terminate Dr. Hill’s employment other than for “Just Cause,” or if he terminates his employment within one year following the first occurrence of “Good Reason,” he is entitled to receive:

•

severance following termination equal to his then-current base salary for 12 months (or, if the termination is concurrent with or within 12 months following, or in connection with but prior to, a defined change in control of us, equal to his then-current base salary and a prorated portion of his then-current target bonus for 18 months), payable monthly, except that any amount that would exceed the exemption under Section 409A of the Internal Revenue Code of 1986, as amended, would be payable in a lump sum two and one-half months following the end of our taxable year in which the termination occurs;

•

if the termination is concurrent with or within 12 months following, or in connection with but prior to, a defined change in control of us, full acceleration of unvested options to purchase capital stock or restricted stock; and otherwise six (6) months acceleration of vesting for unvested options to purchase any capital stock, and restricted stock or other equity-based awards outstanding as of the effective date of termination;

•

continuation of the health and life insurance benefits coverage provided to him as of the date of termination for the period during which he receives severance, provided Dr. Hill (i) makes a timely election of continuation under the Consolidated Omnibus Budget Reconciliation Act of 1985 (commonly referred to as “COBRA”) and (ii) continues paying the same percentage of the total cost for such life insurance or health care coverage as he was paying at the time of termination; and

•	up to $10,000 in outplacement counseling services, if incurred by him and paid by us within specified time periods.

“Just Cause” under the employment agreement means Dr. Hill’s: (i) willful and material breach of the agreement and his continued failure to cure the breach for a specified period; (ii) conviction of, or entry of a plea of guilty or nolo contendere to a felony or a misdemeanor involving moral turpitude; (iii) willful commission of an act of fraud, breach of trust, or dishonesty including, without limitation, embezzlement, that results in material damage or harm to our business, financial condition or assets; (iv) intentional damage or destruction of substantial property of ours; or (v) a violation of specified company policies or an act or omission contrary to generally expected ethical or professional standards.

“Good Reason” under the employment agreement means: (i) the material breach by us (or a successor) of any material provision of the agreement; (ii) any purported termination of Dr. Hill’s employment that is not effected in accordance with the agreement; (iii) any uncured failure by us (or a successor) to pay Dr. Hill any amounts of salary or bonus compensation that have become due and payable; (iv) a reduction in Dr. Hill’s annual base salary, unless the reduction is part of, and at the same percentage as, an across-the-board salary reduction for all similarly-situated executives; (v) any material diminution in Dr. Hill’s duties, responsibilities, authority, reporting structure, status or title, unless approved by him; or (vi) Dr. Hill being required to relocate to a location more than fifty (50) miles from his initial worksite (Winston-Salem, North Carolina); in each case conditional on Dr. Hill providing written notice of the initial existence of Good Reason within 90 days and the Good Reason continuing to exist 30 days after the notice.

The employment agreement provides that Dr. Hill shall at all times maintain the confidentiality of our proprietary information and shall not engage in a business defined in the agreement as competitive to us until 12 months after termination of employment with us.

Employment Agreements with Mr. Cullison, Ms. Hodges, Mr. Rock and Dr. Toler

Our employment agreements with each of Mr. Cullison, Ms. Hodges, Mr. Rock and Dr. Toler provide for a minimum annual base salary that is to be reviewed and subject to increase in accordance with our policies and procedures. Each of Mr. Cullison, Ms. Hodges, Mr. Rock and Dr. Toler also is eligible to receive stock-based awards and to earn an annual cash bonus based on a target percentage of his or her annual base salary. Each of the employment agreements provides for a minimum target bonus percentage, which may be increased at the discretion of the Board or Compensation Committee. For fiscal 2014, the target bonus percentage for Mr. Cullison, Ms. Hodges and Dr. Toler was 30% and the target bonus percentage for Mr. Rock was 35%.

If any of these executives’ employment with us terminates for any reason, then each are entitled to receive a lump sum equal to any salary, bonus and other compensation earned and due but not yet paid.

In addition, if we (or a successor) terminate the employment of Mr. Cullison, Ms. Hodges, Mr. Rock or Dr. Toler other than for defined “Just Cause,” or if Mr. Cullison, Ms. Hodges, Mr. Rock or Dr. Toler terminates his or her employment within one year following the first occurrence of defined “Good Reason,” then he or she is entitled to receive:

•

severance following termination equal to his or her then-current monthly base salary for nine months except that any amount that would exceed the exemption under Section 409A of the Internal Revenue Code of 1986, as amended, would be payable in a lump sum two and one-half months following the end of our taxable year in which the termination occurs;

•	six months acceleration of unvested options to purchase capital stock, restricted stock, or other equity-based awards;

•	continuation of the health and life insurance benefits coverage provided to him or her as of the date of termination for the period during which he or she receives severance; and

•	up to $10,000 in outplacement counseling services, if incurred by him or her and paid by us within specified time periods.

If we (or a successor) terminate the employment of Mr. Cullison, Ms. Hodges, Mr. Rock or Dr. Toler other than for defined “Just Cause,” or if Mr. Cullison, Ms. Hodges, Mr. Rock or Dr. Toler terminates his or her employment within one year following the first occurrence of defined “Good Reason,” and the termination is concurrent with or within 12 months following, or in connection with but prior to, a defined change in control of us, then he or she is entitled to receive:

•

severance following termination equal to his or her then-current monthly base salary and one-twelfth of his or her target annual bonus for twelve months except that any amount that would exceed the exemption under Section 409A of the Internal Revenue Code of 1986, as amended, would be payable in a lump sum two and one-half months following the end of our taxable year in which the termination occurs;

•	full acceleration of all unvested options to purchase capital stock, restricted stock, or other equity-based awards;

•	continuation of the health and life insurance benefits coverage provided to him or her as of the date of termination for the period during which he receives severance; and

•	up to $10,000 in outplacement counseling services, if incurred by him or her and paid by us within specified time periods.

“Just Cause” under each of Mr. Cullison’s, Ms. Hodges’, Mr. Rock’s and Dr. Toler’s employment agreements means his or her: (i) willful and material breach of the agreement and his or her continued failure to cure the breach for a specified period; (ii) conviction of, or entry of a plea of guilty or nolo contendere to a felony or a misdemeanor involving moral turpitude; (iii) willful commission of an act of fraud, breach of trust, or dishonesty including, without limitation, embezzlement, that results in material damage or harm to our business, financial condition or assets; (iv) intentional damage or destruction of substantial property of ours; (v) violation of policies prohibiting employment discrimination or workplace harassment; or (vi) commission of any act (or omission) contrary to the ethical or professional standards expected in his profession. For Mr. Rock, “Just Cause” shall not mean any action or inaction to the extent it results from his required compliance with an ethical legal obligation applicable to his conduct as an attorney-at-law.

“Good Reason” under each of Mr. Cullison’s, Ms. Hodges’, Mr. Rock’s and Dr. Toler’s employment agreements means: (i) any purported termination of his or her employment that is not effected in accordance with the agreement; or (ii) any uncured failure to confer the benefits and compensation provided under the agreement or, in some cases, to comply with any other material provision of the agreement, in each case conditional on his or her providing written notice of the initial existence of Good Reason within 90 days and the Good Reason continuing to exist 30 days after the notice.

The employment agreement with each of Mr. Cullison, Ms. Hodges, Mr. Rock and Dr. Toler provides that he or she shall at all times maintain the confidentiality of our proprietary information and shall not engage in a business defined in the agreement as competitive to us until nine months after termination of employment with us.

Change in Control

The employment agreements define “change in control” to mean, generally: (1) the acquisition by any person of 50% or more of our outstanding common stock; (2) the consummation of a merger or consolidation involving the Company if the stockholders of the Company immediately before such merger or consolidation do not, as a result of such merger or consolidation, own, directly or indirectly, more than 50% of the outstanding common stock of the surviving company; (3) a sale or other disposition of all or substantially all of the assets of the Company; or (4) a change in the majority composition of the board of directors not approved by a majority of the directors in office before the change.

Information Relating to Equity Awards

The following table contains information for each of our named executive officers regarding equity awards outstanding as of December 31, 2014.

OUTSTANDING EQUITY AWARDS AT 2014 FISCAL YEAR-END

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Option (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares of Stock That Have Not Vested (#)(7)	Market Value of Shares of Stock That Have Not Vested ($)(8)
Stephen A. Hill	200,000	200,000	(1)	$4.50	12/2/2022
	43,750	131,250	(2)	$4.74	1/22/2024
						45,000	$118,350
Alan A. Musso	49,107	—		$5.55	2/16/2015
	37,324	—		$8.51	2/16/2015
	36,094	—		$2.93	2/16/2015
	50,000	—		$20.68	2/16/2015
	46,875	—		$26.05	2/16/2015
	62,500	—		$4.59	2/16/2015
	28,437	—		$4.63	2/16/2015
	10,312	—		$4.74	2/16/2015
						—	$0
Mauri K. Hodges	6,198	—		$5.55	8/15/2016
	18,390	—		$8.51	12/18/2017
	28,001	—		$2.93	1/8/2019
	35,000	—		$20.68	1/18/2020
	30,500	—		$26.05	3/28/2021
	41,250	18,750	(3)	$4.59	5/3/2022
	19,999	20,001	(4)	$4.63	1/16/2023
	10,000	30,000	(2)	$4.74	1/22/2024
						40,000	$105,200
Scott N. Cullison	1,079	—		$8.51	12/18/2017
	4,000	—		$2.93	1/8/2019
	24,375	—		$20.68	1/18/2020
	500	—		$19.66	3/30/2020
	24,750	—		$26.05	3/28/2021
	15,723	7,147	(3)	$4.59	5/3/2022
	7,500	7,500	(4)	$4.63	1/16/2023
	6,562	8,438	(5)	$5.70	5/29/2023
	10,000	30,000	(2)	$4.74	1/22/2024
						40,000	$105,200
Patrick C. Rock	31,250	68,750	(6)	$5.31	9/29/2023
	11,250	33,750	(2)	$4.74	1/22/2024
						45,000	$118,350
Steven M. Toler	3,000	—		$8.99	9/27/2017
	525	—		$8.51	12/18/2017
	3,500	—		$7.27	6/29/2018
	17,000	—		$2.93	1/8/2019
	15,000	—		$20.68	1/18/2020
	25,625	—		$26.05	3/28/2021
	51,562	23,438	(3)	$4.59	5/3/2022
	22,499	22,501	(4)	$4.63	1/16/2023
	11,250	33,750	(2)	$4.74	1/22/2024
						45,000	$118,350

(1)	The unexercisable portion of this option as of December 31, 2014 vests and becomes exercisable in equal installments on the last day of 9 consecutive calendar quarters beginning with March 31, 2015.

(2)	The unexercisable portion of this option as of December 31, 2014 vests and becomes exercisable in equal installments on the last day of 12 consecutive calendar quarters beginning with March 31, 2015.

(3)	The unexercisable portion of this option as of December 31, 2014 vests and becomes exercisable in equal installments on the last day of 5 consecutive calendar quarters beginning with March 31, 2015.

(4)	The unexercisable portion of this option as of December 31, 2014 vests and becomes exercisable in equal installments on the last day of 8 consecutive calendar quarters beginning with March 31, 2015.

(5)	The unexercisable portion of this option as of December 31, 2014 vests and becomes exercisable in equal installments on the last day of 9 consecutive calendar quarters beginning with March 31, 2015.

(6)	The unexercisable portion of this option as of December 31, 2014 vests and becomes exercisable in equal installments on the last day of 10 consecutive calendar quarters beginning with March 31, 2015.

(7)	Restricted stock granted on October 11, 2014, which vests in equal installments on December 31, 2015 and on December 31, 2016.

(8)	Based on the closing price of our stock on December 31, 2014 ($2.63), the last trading day of the 2014 fiscal year.

2014 Option Exercises and Stock Vested

No NEO exercised any options to purchase our common stock or had restricted stock vest during fiscal 2014.

Payments Upon Termination in Certain Circumstances

Our employment agreements with our named executive officers provide for payments and benefits if we terminate (or if a successor following a change in control terminates) his or her employment other than for a defined Just Cause or, subject to certain timing and other conditions, he or she terminates his or her employment for a defined Good Reason. Certain of these employment agreements also provide for payments and benefits if a termination occurs in connection with a Change in Control. The terms “Just Cause,” “Good Reason,” and “Change in Control” are discussed above under “—Employment Agreements.”

Under SEC rules, we are required to estimate and quantify the payments and benefits that would be payable by us upon the occurrence of a triggering event, as if the triggering event had occurred as of the last business day of the last fiscal year. For each of Dr. Hill, Ms. Hodges, Mr. Rock, Dr. Toler, and Mr. Cullison, the following table sets forth the estimated payments and benefits that would have become payable if the noted triggering event occurred on December 31, 2014, the last business day of our most recently completed fiscal year. These amounts reflect the additional payments or benefits each executive officer would be entitled to receive pursuant to his employment agreement, as such existed on December 31, 2014. The amounts shown reflect only the additional payments or benefits that an executive officer would have received upon the occurrence of the respective triggering events listed below. These amounts do not include the value of payments or benefits that would have been earned, or any amounts associated with equity awards that would have vested, absent the triggering event. Receipt of any of the payments and benefits set forth below is contingent on the delivery by the executive officer of a release and waiver of legal claims related to the employment relationship.

For Mr. Musso, who resigned from the Company effective November 18, 2014, the table sets forth the payments and benefits that became payable upon the end of his employment with us on November 18, 2014.

	SUMMARY OF POTENTIAL PAYMENTS UPON TERMINATION
	Base Salary Continuation(1)	Severance Pay—Annual Bonus (2)	Value of Accelerated Options (3)	Continuation of Health, Dental and Life Insurance(4)	Outplacement Counseling Services	Total
Stephen A. Hill
Termination Without Just Cause or By Executive For Good Reason (no Change in Control)	$515,000	$—	$—	$28,431	$10,000	$553,431
Termination Related to Change of Control	$772,500	$386,250	$—	$42,646	$10,000	$1,211,396
Voluntary/Death	$9,904	$—	$—	$—	$—	$9,904
Disability	$19,808	$—	$—	$28,047	$—	$47,854
Alan A. Musso
Voluntary	$15,305	$—	$—	$—	$—	$15,305
Mauri K Hodges
Termination Without Just Cause or By Executive For Good Reason (no Change in Control)	$225,000	$—	$—	$9,639	$10,000	$244,639
Termination Related to Change of Control	$300,000	$90,000	$—	$12,852	$10,000	$412,852
Voluntary/Death	$3,029	$—	$—	$—	$—	$3,029
Disability	$14,567	$—	$—	$12,468	$—	$27,035
Scott N. Cullison
Termination Without Just Cause or By Executive For Good Reason (no Change in Control)	$157,500	$—	$—	$16,317	$10,000	$183,817
Termination Related to Change of Control	$210,000	$63,000	$—	$21,755	$10,000	$304,755
Voluntary/Death	$4,038	$—	$—	$—	$—	$4,038
Disability	$12,115	$—	$—	$21,371	$—	$33,487
Patrick C. Rock
Termination Without Just Cause or By Executive For Good Reason (no Change in Control)	$244,110	$—	$—	$8,986	$10,000	$263,096
Termination Related to Change of Control	$325,480	$113,918	$—	$11,981	$10,000	$461,379
Voluntary/Death	$6,259	$—	$—	$—	$—	$6,259
Disability	$12,518	$—	$—	$11,597	$—	$24,116
Steven A. Toler
Termination Without Just Cause or By Executive For Good Reason (no Change in Control)	$198,919	$—	$—	$18,490	$10,000	$227,409
Termination Related to Change of Control	$265,225	$79,568	$—	$24,653	$10,000	$379,445
Voluntary/Death	$5,100	$—	$—	$—	$—	$5,100
Disability	$15,301	$—	$—	$24,269	$—	$39,570

(1)	The amounts in this column reflect the continuation of base salary that is payable as described in the Employment Agreements section above and summarized below:

a)	Dr. Hill would receive 12 months base salary continuation for termination without Just Cause or for Good Reason and would receive 18 months base salary continuation for termination related to a Change in Control.

b)	Mr. Cullison, Ms. Hodges, Mr. Rock and Dr. Toler each would receive 9 months base salary continuation for termination without Just Cause or for Good Reason, and they each would receive 12 months base salary continuation for termination related to a Change in Control.

c)	Voluntary termination without Good Reason or termination by death would result in the payment for accrued and unused vacation as of December 31, 2014.

d)	Termination related to disability assumes that the disability occurred as of December 31, 2014 and therefore the severance includes 10 days salary continuance for Mr. Cullison, Ms. Hodges, and Dr. Toler and 5 days salary continuance for Dr. Hill and Mr. Rock, prior to commencement of third-party disability benefits, plus any accrued and unused vacation as of December 31, 2014.

(2)	The amounts in this column reflect the severance payable that is based on the target annual bonus as described in the Employment Agreements section above and summarized below:

a)	Dr. Hill would receive his then-current target annual bonus for 18 months for termination related to a Change in Control.

b)	Mr. Cullison, Ms. Hodges, Mr. Rock and Dr. Toler each would receive his or her then-current target annual bonus for 12 months for termination related to a Change in Control.

(3)	As of December 31, 2014, upon termination related to Change in Control, there is full acceleration (100%) on the vesting for each of Dr. Hill, Mr. Cullison, Ms. Hodges, Mr. Rock and Dr. Toler. In addition, as of December 31, 2014, Dr. Hill, Mr. Cullison, Ms. Hodges, Mr. Rock and Dr. Toler each would receive 6 months acceleration of unvested options upon termination without just cause or for good reason which is not related to a Change in Control.

a)	The amounts in this column are calculated based on the positive difference between (i) $2.63, the closing price of our common stock on the NASDAQ Global Select Market on December 31, 2014, and (ii) the exercise price per share of each option for which vesting would be accelerated. Stock options with an exercise price per share above $2.63are disregarded for this purpose.

(4)	The amounts in this column are calculated based on (a) the duration of the respective continuation periods and (b) the monthly premiums that we pay for the medical, dental and life insurance coverage received by the named executive officer as of December 31, 2014. For purposes of termination related to disability, the benefits are estimated to be paid for up to 12 months provided the executive officer makes a timely election of continuation under COBRA (Consolidated Omnibus Budget Reconciliation Act of 1985) and continues to pay the required premiums.

EQUITY COMPENSATION PLAN INFORMATION

The following table contains information regarding securities authorized for issuance under our equity compensation plans in effect as of December 31, 2014. Our equity compensation plans consist of the 2006 Plan and our 2000 Equity Incentive Plan. We also granted a standalone inducement stock option to Dr. Hill upon commencement of his employment with us in December 2012.

	(a)		(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	3,483,974		$9.44	3,149,324	(1)
Equity compensation plans not approved by security holders	400,000	(2)	4.50	—
Total	3,883,974		$8.93	3,149,324	(1)

(1)	Represents shares of common stock available for future issuance under the 2006 Plan upon the exercise of stock options that may be granted after December 31, 2014, restricted stock or other stock-based awards.

(2)	Represents share of common stock issuable pursuant to the inducement grant to Dr. Hill. On December 3, 2012, the first trading day after Dr. Hill’s first day of employment with us, Dr. Hill was granted an option to purchase 400,000 shares of our common stock at an exercise price per share equal to $4.50, the closing price of our common stock on the NASDAQ Global Select Market on the grant date. The grant, which was not made under the 2006 Plan, was approved by both the Compensation Committee and the Board of Directors. The grant was made as an inducement material to Dr. Hill entering into employment with us as contemplated by NASDAQ Listing Rule 5635(c)(4) and is governed by terms substantially similar to the terms of the 2006 Plan.

Of the 400,000 shares issuable pursuant to the option, 200,000 shares, or 50%, of this option are vested and exercisable as of December 31, 2014. The remaining 200,000 shares, or 50%, of this option are scheduled to vest and become exercisable in equal installments on the last day of each of the 8 consecutive calendar quarters beginning on March 31, 2015 and ending on December 31, 2016.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Our common stock is our only class of voting security. The table below sets forth information regarding the beneficial ownership of our common stock as of March 11, 2015 for:

•	each of the individuals identified as named executive officers in the Summary Compensation Table on page 123;

•	each of our directors and director nominees;

•	all of our directors and executive officers as a group; and

•	each person, entity or group of affiliated persons or entities known by us to beneficially own more than 5% of our common stock.

Beneficial ownership is determined under SEC rules and includes sole or shared power to vote or dispose of shares of our common stock. The number and percentage of shares beneficially owned by a person or entity also include shares of common stock subject to stock options that are currently exercisable or become exercisable within 60 days of March 11, 2015. However, these shares are not deemed to be outstanding for the purpose of computing the percentage of shares beneficially owned of any other person or entity. Except as indicated in footnotes to the table below or, where applicable, to the extent authority is shared by spouses under community property laws, the beneficial owners named in the table have, to our knowledge, sole voting and dispositive power with respect to all shares of common stock shown to be beneficially owned by them. Percentage of shares beneficially owned is based on 34,306,435 shares of common stock outstanding on March 11, 2015. Unless otherwise indicated, the address of each beneficial owner named in the table is c/o Targacept, Inc., 100 North Main Street, Suite 1510, Winston-Salem, North Carolina 27101.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned		Percentage of Shares Beneficially Owned
More than 5% Stockholders
BVF Inc. and affiliates	6,655,128	(1)	19.4%
900 North Michigan Avenue, Suite 1100 Chicago, Illinois 60611
New Enterprise Associates 10, Limited Partnership and affiliates	4,566,666	(2)	13.3%
1954 Greenspring Drive, Suite 600 Timonium, Maryland 21093
RTW Investments, LLC, 250 W. 55th Street	2,665,643	(3)	7.82%
New York, NY 10019

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned		Percentage of Shares Beneficially Owned
Directors and Named Executive Officers
John P. Richard	91,971	(4)	*
Charles A. Blixt	80,000	(5)	*
Julia R. Brown	69,400	(6)	*
Errol B. De Souza	100,333	(7)	*
Alan W. Dunton	82,000	(8)	*
Stephen A. Hill	474,687	(9)	1.4%
Mauri K. Hodges	239,347	(10)	*
Scott N. Cullison	140,293	(11)	*
Patrick C. Rock	96,562	(12)	*
Steven M. Toler	206,273	(13)	*
All directors and executive officers as a group (10 persons)	1,440,573	(14)	4.1%

*	Represents beneficial ownership of less than one percent of our common stock

(1)	The information reported is based on a Schedule 13G/A filed with the SEC on February 9, 2015, which reports that, as of the close of business on February 9, 2015, (i) Biotechnology Value Fund, L.P. (“BVF”) beneficially owned 2,977,919 shares, (ii) Biotechnology Value Fund II, L.P. (“BVF2”) beneficially owned 1,713,907 shares, (iii) BVF Investments, L.L.C. (“BVLLC”) beneficially owned 349,482 shares, (iv) Investment 10, L.L.C. (“ILL10”) beneficially owned 1,130,361 shares, and (v) MSI BVF SPV, LLC (“MSI”) beneficially owned 483,459 shares of common stock. BVF Partners L.P. (“Partners”) as the general partner of BVF and BVF2, the manager of BVLLC and the investment adviser to each of ILL10 and MSI, may be deemed to beneficially own the 6,655,128 shares beneficially owned in the aggregate by BVF, BVF2, BVLLC, ILL10 and MSI. BVF Inc., as the general partner of Partners, may be deemed to beneficially own the 6,655,128 shares of common stock beneficially owned by Partners. Mark N. Lampert, as a director and officer of BVF Inc., may be deemed to beneficially own the 6,655,128 shares of common stock beneficially owned by BVF Inc. Partners, BVF Inc. and Mr. Lampert share voting and dispositive power over the shares beneficially owned by BVF, BVF2, BVLLC, ILL10 and MSI. Each of Partners, BVF Inc. and Mr. Lampert disclaims beneficial ownership of the shares beneficially owned by BVF, BVF2, BVLLC, ILL10 and MSI.

(2)	The information reported is based on information provided by New Enterprise Associates, Inc. on March 4, 2015. Includes 4,563,512 shares owned of record by New Enterprise Associates 10, Limited Partnership (NEA 10) and 3,154 shares owned of record by NEA Ventures 2002, L.P. (NEA Ventures 2002). The shares directly held by NEA 10 are indirectly held by NEA Partners 10, Limited Partnership (“NEA Partners 10”), the sole general partner of NEA 10, and each of the individual partners of NEA Partners 10. The individual general partners (collectively, the “Individual GPs”) of NEA Partners 10 are M. James Barrett, Peter J. Barris and Scott D. Sandell. NEA Partners 10 and the Individual GPs share voting and dispositive power with regard to the shares of the Company’s securities held by NEA 10. Pamela J. Clark, the general partner of NEA Ventures 2002, shares voting and dispositive power with regard to the shares of the Company’s securities held by NEA Ventures 2002.

(3)	The information reported is based on a Schedule 13G/A filed with the SEC on February 17, 2015 by RTW Investments, LLC.

(4)	Includes 7,500 shares owned of record by The Richard Family Revocable Trust, for which Mr. Richard serves as a co-trustee. Also includes 69,138 shares subject to options exercisable currently or within 60 days of March 11, 2015.

(5)	Includes 70,000 shares subject to options exercisable currently or within 60 days of March 11, 2015.

(6)	Includes (i) 6,000 shares owned of record by the Julia R. Brown Trust, for which Ms. Brown is the sole trustee, and (ii) 53,400 shares subject to options exercisable currently or within 60 days of March 11, 2015.

(7)	Includes 85,000 shares subject to options exercisable currently or within 60 days of March 11, 2015.

(8)	Includes 72,000 shares subject to options exercisable currently or within 60 days of March 11, 2015.

(9)	Includes 279,687 shares subject to options exercisable currently or within 60 days of March 11, 2015.

(10)	Includes 198,088 shares subject to options exercisable currently or within 60 days of March 11, 2015.

(11)	Includes 100,293 shares subject to options exercisable currently or within 60 days of March 11, 2015.

(12)	Includes 51,562 shares subject to options exercisable currently or within 60 days of March 11, 2015.

(13)	Includes 160,293 shares subject to options exercisable currently or within 60 days of March 11, 2015.

(14)	Includes the shares held, and shares subject to options exercisable currently or within 60 days of March 11, 2015, by the directors and executive officers named in the table, and as set forth in footnotes 4 through 13.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Related Person Transactions Policy

The Board has adopted a written policy pursuant to which each actual or proposed financial transaction, arrangement or relationship (including any indebtedness or guarantee of indebtedness) or series of similar financial transactions, arrangements or relationships, other than specified employment and compensatory matters, in which (i) we were or would be a participant, (ii) the amount involved exceeds $120,000 and (iii) a “related person” (as defined under Item 404 of Regulation S-K) has a direct or indirect material interest, is submitted to our Audit Committee for its review and approval or, if applicable, ratification. These transactions, arrangements or relationships are known as “related person transactions.”

Under the policy, our Chief Financial Officer and General Counsel consult with regard to any proposed transaction, arrangement or relationship that is identified as a possible related person transaction. If they determine we desire to proceed with the proposed transaction, arrangement or relationship and the General Counsel determines, based on available information, that the proposed transaction may constitute a related person transaction, it is submitted to the Audit Committee for its consideration. The Audit Committee is to consider all available relevant facts and circumstances, including the benefits to us, the impact on a director’s independence in the event the related person is a director (or a family member or entity affiliated with a director), the availability of other sources for comparable products or services, the proposed terms and the terms available to or from parties that are not related persons. Absent special circumstances, the Audit Committee may approve only those related person transactions that it determines to be in or not contrary to the best interests of us and our stockholders. No member of the Audit Committee may participate in any review, consideration or approval of any related person transaction with respect to which the member or any of his or her immediate family members is the related person.

Indemnification Agreements

We have entered into indemnification agreements with each of our directors and with each member of our executive management committee. Pursuant to the indemnification agreements, we have agreed to indemnify and hold harmless these directors and officers to the fullest extent permitted by the Delaware General Corporation Law. The agreements generally cover expenses that a director or officer incurs or amounts that a director or officer becomes obligated to pay because of any proceeding to which he or she is made or threatened to be made a party or participant by reason of his or her service as a current or former director, officer, employee or agent of us. The agreements also provide for the advancement of expenses to the directors and officers subject to specified conditions. There are certain exceptions to our obligation to indemnify the directors and officers, including any intentional malfeasance or act where the director or officer did not in good faith believe he or she was acting in our best interests, with respect to “short-swing” profit claims under Section 16(b) of the 1934 Act and, with certain exceptions, with respect to proceedings that he or she initiates.

Item 14.	Principal Accounting Fees and Services.

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM FEE INFORMATION AND AUDIT COMMITTEE PRE-APPROVAL POLICY

The following table sets forth the fees for professional services rendered by Ernst & Young LLP in connection with the audits of our annual financial statements for the years ended December 31, 2014 and 2013 and for other services rendered by Ernst & Young during those periods.

	Fiscal 2014	Fiscal 2013
Audit Fees(1):	$360,000	$343,900
Audit-Related Fees(2):	—	—
Tax Fees(3):	7,420	—
All Other Fees(4):	1,735	1,500

Total Fees:	$369,155	$345,400

(1)	Audit Fees include fees billed for the applicable year for services: (a) in connection with the audit of our financial statements included in our annual report on Form 10-K and the review of our financial statements included in our quarterly reports on Form 10-Q; (b) in connection with the audit of our internal control over financial reporting; (c) in connection with our registration statements on Form S-8 filed with the SEC in January 2013 and June 2013 and our shelf registration statement on Form S-3 filed with the SEC in November 2013; (d) in connection with the review of other documents filed with the SEC and accounting consultations; and (e) normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements.

(2)	Audit-Related Fees include fees for assurance and related services by the principal accountant that are reasonably for the performance of the audit or review of our financial statements and are not reported under Audit Fees.

(3)	Tax Fees include fees billed in the applicable year for tax return preparation, assistance with tax return examinations, research and technical tax advice.

(4)	All Other Fees reflect fees billed in the applicable year for a license to Ernst & Young’s web-based accounting research tool.

Audit Committee Pre-Approval Policy

The Audit Committee has adopted a policy that requires the Audit Committee to approve all audit and permissible non-audit services to be provided by the independent registered public accounting firm prior to its engagement to provide such services. The Audit Committee has established a pre-approval policy for certain audit and non-audit services, up to a specified amount for each identified service that may be provided by the independent registered public accounting firm. In addition, the Chairman of the Audit Committee, or any member of the Audit Committee designated by the Chairman, may specifically approve any service that is not a prohibited non-audit service if the fees for such service are not reasonably expected to exceed $10,000. Any such approval by the Chairman or his designee must be reported to the Audit Committee at its next scheduled meeting. The pre-approved services of the independent registered public accounting firm, and corresponding maximum fees, are reviewed annually by the Audit Committee.

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

Date: March 16, 2015	Targacept, Inc.

	By:	/s/ Stephen A. Hill
Stephen A. Hill
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Stephen A. Hill Stephen A. Hill	Chief Executive Officer, President and Director (principal executive officer)	March 16, 2015

/s/ Mauri K. Hodges Mauri K. Hodges	Vice President, Finance and Administration, Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)	March 16, 2015

/s/ John P. Richard John P. Richard	Chairman of the Board of Directors	March 16, 2015

/s/ Charles A. Blixt Charles A. Blixt	Director	March 16, 2015

/s/ Julia R. Brown Julia R. Brown	Director	March 16, 2015

/s/ Errol B. De Souza Errol B. De Souza	Director	March 16, 2015

/s/ Alan W. Dunton Alan W. Dunton	Director	March 16, 2015

EXHIBIT INDEX

Exhibit Number	Description

2.1	Agreement and Plan of Merger dated as of March 5, 2015 by and among the Company, Catalyst Biosciences, Inc. and Talos Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on March 6, 2015)

3.1	Fourth Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8, as filed with the SEC on May 8, 2006 (Registration No. 333-133881))

3.2	Bylaws of the Company, as amended and restated effective as of March 5, 2015 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on March 6, 2015)

4.1	Specimen common stock certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 3 to the Company’s Registration Statement on Form S-1, as filed with the SEC on March 16, 2006 (Registration No. 333-131050))

4.2(a)	Third Amended and Restated Investor Rights Agreement, dated as of May 12, 2004, by and among the Company and certain stockholders of the Company (incorporated by reference to Exhibit 4.2(a) to the Company’s Registration Statement on Form S-1, as filed with the SEC on January 17, 2006 (Registration No. 333-131050))

4.2(b)	Amendment No. 1, dated December 6, 2004, to Third Amended and Restated Investor Rights Agreement, dated May 12, 2004 (incorporated by reference to Exhibit 4.2(b) to the Company’s Registration Statement on Form S-1, as filed with the SEC on January 17, 2006 (Registration No. 333-131050))

4.2(c)	Amendment No. 2, dated March 16, 2006, to Third Amended and Restated Investor Rights Agreement, dated May 12, 2004 (incorporated by reference to Exhibit 4.2(c) to Amendment No. 4 to the Company’s Registration Statement on Form S-1, as filed with the SEC on March 24, 2006 (Registration No. 333-131050))

10.1*	Form of Indemnification Agreement between the Company and each of its directors and members of executive management (incorporated by reference to Exhibit 10.1 to Amendment No. 3 to the Company’s Registration Statement on Form S-1, as filed with the SEC on March 16, 2006 (Registration No. 333-131050))

10.2	Sublease, dated December 4, 2012, by and between the Company and B/E Aerospace, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2012).

10.3(a)*	Amended and Restated Targacept, Inc. 2000 Equity Incentive Plan (incorporated by reference to Exhibit 99 to the Company’s Registration Statement on Form S-8, as filed with the SEC on May 8, 2006 (Registration No. 333-133882))

10.3(b)*	Form of Incentive Stock Option Agreement under Targacept, Inc. 2000 Equity Incentive Plan (incorporated by reference to Exhibit 10.5(b) to the Company’s Registration Statement on Form S-1, as filed with the SEC on January 17, 2006 (Registration No. 333-131050))

10.3(c)*	Form of Non-employee Director Nonqualified Stock Option Agreement under Targacept, Inc. 2000 Equity Incentive Plan (incorporated by reference to Exhibit 10.5(c) to the Company’s Registration Statement on Form S-1, as filed with the SEC on January 17, 2006 (Registration No. 333-131050))

10.3(d)*	Form of Restricted Stock Award Agreement under Targacept, Inc. 2000 Equity Incentive Plan (incorporated by reference to Exhibit 10.5(d) to the Company’s Registration Statement on Form S-1, as filed with the SEC on January 17, 2006 (Registration No. 333-131050))

Exhibit Number	Description

10.4(a)*	Targacept, Inc. 2006 Stock Incentive Plan, as amended and restated through March 9, 2011 and further amended on December 7, 2012, March 13, 2013 and April 10, 2013 (incorporated by reference to Exhibit 99 to the Company’s Registration Statement on Form S-8, as filed with the SEC on June 6, 2013 (Registration No. 333-189143))

10.4(b)*	Form of Incentive Stock Option Agreement under Targacept, Inc. 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.6(a) to Amendment No. 3 to the Company’s Registration Statement on Form S-1, as filed with the SEC on March 16, 2006 (Registration No. 333-131050))

10.4(c)*	Form of Nonqualified Stock Option Agreement under Targacept, Inc. 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.6(b) to Amendment No. 3 to the Company’s Registration Statement on Form S-1, as filed with the SEC on March 16, 2006 (Registration No. 333-131050))

10.4(d)*	Form of Non-employee Director Nonqualified Stock Option Agreement under Targacept, Inc. 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.6(c) to Amendment No. 3 to the Company’s Registration Statement on Form S-1, as filed with the SEC on March 16, 2006 (Registration No. 333-131050))

10.4(e)*	Form of Restricted Stock Award Agreement under Targacept, Inc. 2006 Stock Incentive Plan (updated 2014)

10.5*	Separation Agreement and Release, dated June 21, 2012, by and between the Company and J. Donald deBethizy (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2012)

10.6(a)*	Employment Agreement, dated as of February 8, 2002, by and between the Company and Alan A. Musso (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1, as filed with the SEC on January 17, 2006 (Registration No. 333-131050))

10.6(b)*	Amendment No. 1, dated March 13, 2008, to Employment Agreement, dated as of February 8, 2002, by and between the Company and Alan A. Musso (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2008)

10.7*	Separation Agreement and Release, dated as of March 29, 2013, by and between the Company and Jeffrey P. Brennan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2013)

10.8*	Transition Services Agreement, effective as of August 13, 2013, by and between the Company and Peter A. Zorn (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on August 13, 2013)

10.9*	Employment Agreement, effective as of November 14, 2012, by and between the Company and Stephen A. Hill (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on November 16, 2012)

10.10*	Nonqualified Stock Option Agreement, dated December 3, 2012, by and between the Company and Stephen A. Hill (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8, as filed with the SEC on January 4, 2013 (Registration No. 333-185888))

10.11*	Form of Retention Award Agreement by and between the Company and its executive officers and certain other personnel (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2012)

10.12(a)+	Amended and Restated License Agreement, dated as of March 9, 2004, by and between the Company and University of South Florida Research Foundation, Inc. (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1, as filed with the SEC on January 17, 2006 (Registration No. 333-131050))

Exhibit Number	Description

10.12(b)+	Amendment No. 1, effective September 21, 2009, to Amended and Restated License Agreement dated March 9, 2004, by and between the Company and University of South Florida Research Foundation, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2009)

10.13(a)+	License Agreement, dated May 26, 1999, by and between the Company and University of Kentucky Research Foundation (incorporated by reference to Exhibit 10.18(a) to the Company’s Registration Statement on Form S-1, as filed with the SEC on January 17, 2006 (Registration No. 333-131050))

10.13(b)+	Amendment No. 1, dated August 16, 2005, to License Agreement, dated May 26, 1999, by and between the Company and University of Kentucky Research Foundation (incorporated by reference to Exhibit 10.18(b) to Amendment No. 5 to the Company’s Registration Statement on Form S-1, as filed with the SEC on April 6, 2006 (Registration No. 333-131050))

10.14+	Amended and Restated Supply Agreement, effective December 3, 2009, by and among the Company, Interchem Corporation and Euticals S.p.A. (as successor to Poli Industria Chimica, SPA) (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2009)

10.15*	Description of Annual Cash Incentive Program (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2012)

10.16*	Description of Non-Employee Director Compensation Program (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2012)

10.17*	Employment Agreement, effective as of August 26, 2013 by and between the Company and Patrick C. Rock (incorporated by reference in Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2013)

10.18*	Form of Non-employee Director Nonqualified Stock Option Agreement under Targacept, Inc. 2006 Stock Incentive Plan (incorporated by reference in Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2013)

10.19	At-the-Market Issuance Sales Agreement, dated November 26, 2013, by and between the Company and MLV & Co., LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on November 26, 2013)

10.20*	Employment Agreement, effective as of June 28, 2013, by and between the Company and Steven M. Toler, Ph.D. (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2013)

10.21*	Employment Agreement, effective as of June 28, 2013, by and between the Company and David A. Hosford, M.D. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on June 28, 2013)

10.22*	Amendment No. 1 to Employment Agreement, dated January 24, 2014, by and between the Company and Stephen A. Hill (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on January 28, 2014)

10.23*	Amended and Restated Employment Agreement, dated January 24, 2014, by and between the Company and Alan A. Musso (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, as filed with the SEC on January 28, 2014)

10.24*	Employment Agreement, effective as of October 8, 2014, by and between the Company and Scott N. Cullison

Exhibit Number	Description

10.25*	Employment Agreement, effective as of June 28, 2013, by and between the Company and Mauri K. Hodges (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on December 16, 2014)

10.26	Form of Targacept Voting Agreement dated as of March 5, 2015 entered into by and among the Company, Catalyst and certain stockholders of Targacept (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on March 6, 2015)

10.27	Form of Catalyst Voting Agreement dated as of March 5, 2015 entered into by and among Catalyst, the Company and certain stockholders of Catalyst (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, as filed with the SEC on March 6, 2015)

10.28	Form of Lock-Up Agreement dated as of March 5, 2015 entered into by and among Catalyst, the Company and certain stockholders of Catalyst (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, as filed with the SEC on March 6, 2015)

23.1	Consent of Ernst & Young LLP

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Stockholders’ Equity, (iv) the Statements of Cash Flows, and (v) Notes to Financial Statements, tagged as blocks of text.

+	Confidential treatment has been granted with respect to certain portions of this Exhibit, which portions have been omitted and filed separately with the SEC as part of an application for confidential treatment.

++Confidential	treatment has been requested with respect to certain portions of this Exhibit, which portions have been omitted and filed separately with the SEC as part of an application for confidential treatment.

*	Denotes management contract, compensatory plan or arrangement.

Our SEC file number for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 000-51173.