Form 10-Q
period 2015-03-31
TARGACEPT INC
filed 2015-05-07
CIK 1124105

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

As of April 30, 2015, the registrant had 33,872,314 shares of common stock, $0.001 par value per share, outstanding.

TARGACEPT, INC.

FORM 10-Q

PART I. Financial Information

Cautionary Note Regarding Forward-Looking Statements

This quarterly report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, which we refer to as the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act. For this purpose, any statement contained in this quarterly report, other than statements of historical fact, regarding, among other things:

•	our operations, financial position, revenues, costs or expenses; or

•	our strategies, prospects, plans, expectations or objectives, including our planned merger with Catalyst Biosciences, Inc.

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

•	our planned merger with Catalyst Biosciences, Inc.;

•	our ability to protect our intellectual property; and

•	our efforts to monetize our product candidates and related assets.

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

TARGACEPT, INC.

BALANCE SHEETS

(in thousands, except share and par value amounts)

(unaudited)

	March 31, 2015	December 31, 2014

ASSETS
Current assets:
Cash and cash equivalents	$73,113	$56,430
Investments in marketable securities - short term	31,646	50,955
Current receivables	68	141
Prepaid expenses	409	615

Total current assets	105,236	108,141
Investments in marketable securities - long term	1,518	3,418
Property and equipment, net	373	428
Other assets	9	12

Total assets	$107,136	$111,999

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,189	$405
Accrued expenses	2,714	2,509

Total current liabilities	3,903	2,914

Total liabilities	3,903	2,914
Commitments and contingencies
Stockholders’ equity:
Common stock, $.001 par value, 100,000,000 shares authorized at March 31, 2015 and December 31, 2014, respectively; 34,310,264 and 34,306,435 shares issued at March 31, 2015 and December 31, 2014, respectively; 33,872,314 and 33,793,735 shares outstanding at March 31, 2015 and December 31, 2014, respectively;	34	34
Preferred stock, $0.001 par value, 5,000,000 shares authorized and 0 shares issued and outstanding at September 30, 2014 and December 31, 2014	—	—
Capital in excess of par value	423,184	422,303
Accumulated other comprehensive income	23	4
Accumulated deficit	(320,008)	(313,256)

Total stockholders’ equity	103,233	109,085

Total liabilities and stockholders’ equity	$107,136	$111,999

See accompanying notes.

TARGACEPT, INC.

STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended March 31,
	2015	2014
Operating revenues:
License fees and milestones from collaborations	$—	$—
Grant and other revenue	60	87

Net operating revenues	60	87
Operating expenses:
Research and development (including stock-based compensation of $112 and $384 for the three months ended March 31, 2015 and 2014, respectively)	2,340	9,080
General and administrative (including stock-based compensation of $339 and $441 for the three months ended March 31, 2015 and 2014, respectively)	3,387	2,763
Reduction in force (including stock-based compensation of $420 for the three months ended March 31, 2015)	1,156	—

Total operating expenses	6,883	11,843

Loss from operations	(6,823)	(11,756)
Other income (expense):
Interest income	92	178
Interest expense	—	(9)

Total other income (expense)	92	169

Loss before taxes	(6,731)	(11,587)
Income tax expense	(21)	(3,412)

Net loss	$(6,752)	$(14,999)

Basic and diluted net loss per share	$(0.20)	$(0.44)

Weighted average common shares outstanding—basic and diluted	33,796,380	33,746,917

Net loss	$(6,752)	$(14,999)
Unrealized (loss) gain on available-for-sale securities, net	19	(21)

Comprehensive loss	$(6,733)	$(15,020)

See accompanying notes.

TARGACEPT, INC.

STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2015	2014

Operating activities
Net loss	$(6,752)	$(14,999)
Adjustments to reconcile net loss to net cash used in operating activities:
Recognition of deferred revenue	—	(87)
Amortization of premium on marketable securities, net	97	225
Depreciation and amortization	48	69
Stock-based compensation expense	870	825
Income tax expense from other comprehensive income	21	—
Changes in operating assets and liabilities:
Current receivables	68	(64)
Other assets	294	135
Accounts payable and accrued expenses	907	(1,098)
Deferred revenue	—	148

Net cash used in operating activities	(4,447)	(14,846)

Investing activities
Purchase of investments in marketable securities	—	(7,146)
Proceeds from sale of investments in marketable securities	21,025	9,069
Proceeds from sale of property and equipment	12	12

Net cash provided by investing activities	21,037	1,935

Financing activities
Principal payments on long-term debt	—	(218)
Excess tax benefits from stock-based compensation	—	3,412
Proceeds from issuance of common stock, net	93	273

Net cash provided by financing activities	93	3,467

Net increase (decrease) in cash and cash equivalents	16,683	(9,444)
Cash and cash equivalents at beginning of period	56,430	54,485

Cash and cash equivalents at end of period	$73,113	$45,041

See accompanying notes.

TARGACEPT, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

March 31, 2015

1. The Company and Nature of Operations

Targacept, Inc., or the Company, is a Delaware corporation formed on March 7, 1997. The Company is a biopharmaceutical company that historically has been engaged in the development of novel NNR Therapeutics™ to treat patients suffering from serious nervous system and gastrointestinal/ genitourinary diseases and disorders. The Company’s NNR Therapeutics selectively target a class of receptor known as neuronal nicotinic receptors, which it refers to as NNRs. Its facilities are located in Winston-Salem, North Carolina.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Company’s audited financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2014. In the opinion of the Company’s management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of its financial position, operating results and cash flows for the periods presented have been included. Operating results for the three months ended March 31, 2015, are not necessarily indicative of the results that may be expected for the full year, for any other interim period or for any future year.

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

March 31, 2015

2. Summary of Significant Accounting Policies (continued)

Level 2 Inputs – inputs other than quoted prices included within Level 1 that are observable for the asset, either directly or indirectly; and

Level 3 Inputs – unobservable inputs for the assets.

The following tables present the Company’s investments in marketable securities (including, if applicable, those classified on the Company’s balance sheet as cash equivalents) that are measured at fair value on a recurring basis as of March 31, 2015, and December 31, 2014, respectively:

March 31, 2015	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(in thousands)
U.S. Treasury and U.S. or state government agency-backed securities	$14,429	$—	$—
Corporate debt securities	—	17,935	—
Municipal bonds	—	644	—
Accrued interest	156	—	—

Total investments in marketable securities	$14,585	$18,579	$—

December 31, 2014	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(in thousands)
U.S. Treasury and U.S. or state government agency-backed securities	$22,685	$—	$—
Corporate debt securities	—	30,372	—
Municipal bonds	—	1,075	—
Accrued interest	241	—	—

Total investments in marketable securities	$22,926	$31,447	$—

Corporate debt securities and municipal bonds are valued based on various observable inputs such as benchmark yields, reported trades, broker/dealer quotes, benchmark securities and bids.

Investments in Marketable Securities

Consistent with its investment policy, the Company invests its cash allocated to fund its short-term liquidity requirements with prominent financial institutions in bank depository accounts and

TARGACEPT, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS (continued)

March 31, 2015

2. Summary of Significant Accounting Policies (continued)

institutional money market funds and the Company invests the remainder of its cash in corporate debt securities and municipal bonds rated at least A quality or equivalent, U.S. Treasury notes and bonds and U.S. and state government agency-backed securities.

The Company determines the appropriate classification of marketable securities at the time of purchase and reevaluates its classification as of each balance sheet date. All marketable securities owned during the three months ended March 31, 2015, and March 31, 2014, were classified as available-for-sale. The cost of securities sold is based on the specific identification method. Investments in marketable securities are recorded as of each balance sheet date at fair value, with unrealized gains and, to the extent deemed temporary, unrealized losses included in stockholders’ equity. Interest and dividend income on investments in marketable securities, accretion of discounts and amortization of premiums and realized gains and losses are included in interest income in the statement of comprehensive income (loss).

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

TARGACEPT, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS (continued)

March 31, 2015

2. Summary of Significant Accounting Policies (continued)

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

Income Taxes

The Company uses the liability method in accounting for income taxes as required by ASC Topic 740, Income Taxes, or ASC 740. Under ASC 740, deferred tax assets and liabilities are recorded for operating loss and tax credit carryforwards and for the future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not that the assets will be realized. ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position

TARGACEPT, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS (continued)

March 31, 2015

2. Summary of Significant Accounting Policies (continued)

taken or expected to be taken in a tax return. ASC 740 requires interim income tax expense or benefit to be calculated using an estimated annual effective tax rate. If a reliable estimate of the annual effective tax rate cannot be made, the Company considers the effective tax rate for the year to date to be the best estimate. Accordingly, the income tax provision for the three months ended March 31, 2015, was determined based on the actual year-to-date effective tax rate because a reliable estimate of the annual effective tax rate cannot be made. ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. The Company’s policy is to classify any interest recognized in accordance with ASC 740 as interest expense and to classify any penalties recognized in accordance with ASC 740 as an expense other than income tax expense.

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

	Three Months Ended March 31,
	2015	2014
Basic and diluted:
Net loss	$(6,752)	$(14,999)

Weighted average common shares - basic and diluted	33,796,380	33,746,917

Basic and diluted EPS	$(0.20)	$(0.44)

Common share equivalents consist of the incremental common shares that would be outstanding upon the exercise of stock options, calculated using the treasury stock method. For the three-month periods ended March 31, 2015, and March 31, 2014, the Company excluded all common share equivalents from the calculation of Diluted EPS because the Company had a net loss in those periods. As a result, Diluted EPS is identical to Basic EPS for those periods. If the Company had been in a net income position for the three months ended March 31, 2015, and March 31, 2014, 3,798,838 and 4,947,910 shares, respectively, subject to outstanding stock options may have been included in the calculation of common share equivalents using the treasury stock method.

Common Stock and Stock-Based Compensation

During the three months ended March 31, 2015, the Company issued 31,900 shares of common stock upon the exercise of stock options. The Company issued 75,556 shares of common stock upon the exercise of stock options during the year ended December 31, 2014.

TARGACEPT, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS (continued)

March 31, 2015

2. Summary of Significant Accounting Policies (continued)

During the three months ended March 31, 2015, the Company granted to employees options to purchase an aggregate of 111,025 shares of common stock, of which 63,495 remain outstanding at March 31, 2015. The remaining stock options have an estimated aggregate fair value, using the Black-Scholes-Merton formula, of $91,000. The Company is recording this amount, as adjusted for forfeitures, as stock-based compensation on a straight line basis over 16 quarters beginning on the last day of the respective quarters in which the grants were made. During the three months ended March 31, 2015, the Company accelerated the vesting of 95,230 stock options and 63,500 stock awards upon the termination of employment of the respective award recipients resulting in $420,000 of stock-based compensation expense.

Accumulated Other Comprehensive Income or Loss

Accumulated other comprehensive income or loss, as presented in stockholders’ equity on the Company’s balance sheet, reflects the cumulative net unrealized gains or losses on available-for-sale securities for all periods. The table below reflects changes in accumulated other comprehensive income for the three months ended March 31, 2015, in thousands.

Accumulated other comprehensive income, January 1, 2015	$4
Unrealized loss on available-for-sale securities, net	—
Net realized gains on available-for-sale securities reclassified out of other comprehensive income	(2)
Income taxes	21

Accumulated other comprehensive income, March 31, 2015	$23

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

The Company assesses the net realizable value of its long-lived assets, including capitalized intellectual property, and evaluates these assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment charge would be recognized when the estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. An impairment charge, if recognized, would be based on the excess of the carrying value of the impaired asset over its estimated fair value. As a result of the decision to discontinue development of TC-5214, the Company determined during 2014 the carrying value of the related capitalized intellectual property was not recoverable and, accordingly, recorded an impairment charge for its full carrying value of $89,000.

TARGACEPT, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS (continued)

March 31, 2015

2. Summary of Significant Accounting Policies (continued)

Commitments and Contingencies

Under an employment agreement with a former executive officer, the Company paid severance equal to the former executive’s regular base salary as of March 31, 2015, for twelve months, his target bonus for 2015, and his health and life insurance benefits coverage provided to him as of March 31, 2015, for twelve months. These payments and benefits, which represent an aggregate amount of $367,000, were recorded as reduction-in-force expense for the three months ended March 31, 2015. In addition, the Company accelerated the vesting of 69,377 employee stock options and 45,000 stock awards awarded to the former executive, resulting in reduction-in-force expense of $313,000.

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers, or ASU 2014-09. ASU 2014-09 develops a common revenue standard for GAAP and International Financial Reporting Standards and supersedes most current revenue recognition guidance. ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and requires a company to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. In April 2015, the FASB voted for a one-year deferral of the effective date of the new revenue recognition standard. If approved, the new standard will become effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and can be adopted either retrospectively to each prior reporting period presented or as a cumulative effect adjustment as of the date of adoption. The Company is currently evaluating the impact that the implementation of ASU 2014-09 will have on the Company’s financial statements.

TARGACEPT, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS (continued)

March 31, 2015

3. Investments in Marketable Securities

The following is a reconciliation of amortized cost to fair value of available-for-sale marketable securities (including those classified on the Company’s balance sheet as cash equivalents) held at March 31, 2015, and December 31, 2014:

March 31, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Security type	(in thousands)
Marketable Securities - Short term
U.S. Treasury and U.S. or state government agency-backed securities	$14,423	$6	$—	$14,429
Corporate debt securities	16,704	16	(1)	16,719
Municipal bonds	350	—	—	350
Accrued interest	148	—	—	148
Marketable Securities - Long term
Corporate debt securities - long term	1,213	3	—	1,216
Municipal bonds	295		(1)	294
Accrued interest	8	—	—	8

Total available-for-sale marketable securities	$33,141	$25	$(2)	$33,164

December 31, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Security type	(in thousands)
Marketable Securities - Short term
U.S. Treasury and U.S. or state government agency-backed securities	$22,677	$9	$(1)	$22,685
Corporate debt securities	27,240	19	(4)	27,255
Municipal bonds	780	1	—	781
Accrued interest	234	—	—	234
Marketable Securities - Long term
Corporate debt securities	3,114	4	(1)	3,117
Municipal bonds	295	—	(1)	294
Accrued interest	7	—	—	7

Total available-for-sale marketable securities	$54,347	$33	$(7)	$54,373

As of March 31, 2015, the Company held investments in marketable securities with unrealized gains of $25,000 and unrealized losses of $2,000. For the investments in an unrealized loss position, the duration of the loss was less than 12 months and the investments are not considered to be other-than-temporarily impaired. The Company’s investments in marketable securities as of March 31, 2015, will reach maturity between April 2015 and December 2016, with a weighted average maturity date in September 2015.

TARGACEPT, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS (continued)

March 31, 2015

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

As of March 31, 2015, the Company had $3,915,000 remaining of cumulative tax deductions for periods of net loss from exercises of stock options in excess of expense recorded for the stock options under GAAP. The benefit of these excess tax deductions had not begun to be realized as of March 31, 2015, because the Company incurred operating losses in the years in which the respective stock options were exercised and has incurred cumulative net operating losses since inception. Accordingly, the tax benefit will not be recognized as an increase to capital in excess of par value unless and until the excess deductions reduce income taxes payable.

5. Collaboration Agreement

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

TARGACEPT, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS (continued)

March 31, 2015

5. Collaboration Agreement (continued)

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

6. Reduction In Force

In the first quarter of 2015, the Company completed a reduction in force, which reduced the Company’s workforce by five employees, or approximately 28%. The Company recorded $1,156,000 in severance and other charges related to the reduction in force in the three months ended March 31, 2015.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the related notes included in this quarterly report and our audited financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2014, which is on file with the SEC. In addition to historical information, the following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results, performance or experience could differ materially from what is indicated by any forward-looking statement due to various important factors, risks and uncertainties, including, but not limited to, those set forth in Part I of this quarterly report under the heading “Cautionary Note Regarding Forward-Looking Statements”, in Part II, Item 1A of this quarterly report under the heading “Risk Factors,” or in other filings that we make with the SEC.

Overview

Background

We are a biopharmaceutical company that historically has been engaged in the development of novel NNR Therapeutics™ to treat patients suffering from serious nervous system and gastrointestinal/genitourinary diseases and disorders. Our NNR Therapeutics selectively target a class of receptors known as neuronal nicotinic receptors, which we refer to as NNRs. NNRs are found on nerve cells throughout the nervous system and serve as key regulators of nervous system activity. However, due to the disappointing clinical trial outcomes in our development programs for TC-5214, TC-1734, TC-5619, and, most recently, TC-6499, we have shifted our strategic emphasis to external business opportunities not related to NNRs.

On March 5, 2015, we announced our entry into a definitive Agreement and Plan of Merger (the “Merger Agreement”) with Catalyst Biosciences, Inc. (“Catalyst”), pursuant to which, among other things, subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, a wholly-owned subsidiary of ours will be merged with and into Catalyst, with Catalyst continuing as the surviving corporation and a wholly-owned subsidiary of ours (the “Proposed Merger”). Immediately following the effective time of the Proposed Merger, existing Catalyst equity holders are expected to own approximately 65% of the capital stock of the combined company, and existing Targacept equity holders are expected to own approximately 35% of the capital stock of the combined company. Prior to the closing of the Proposed Merger, we also expect to distribute to our stockholders a dividend of approximately $37 million in aggregate principal amount of redeemable convertible notes and approximately $20 million in cash, and a beneficial interest in a liquidating trust to be established for the disposition of any remaining NNR assets (the “Pre-Closing Dividend”). The notes will be convertible into shares of common stock of the combined company at a conversion price of $1.31 per share, which represents 130% of the negotiated per-share value of our assets following the anticipated Pre-Closing Dividend. If, in the future, the redeemable convertible notes are fully converted into Targacept common stock, Targacept stockholders would own approximately 49% of the outstanding capital stock of the combined company on a pro forma basis as of the anticipated closing date. The liquidating trust beneficial interest is a right to a pro rata share of any net proceeds received as a result of any disposition of Targacept’s NNR compounds and related assets that occurs within up to two years after the closing of the Proposed Merger, unless those assets are sold or otherwise disposed of prior to the closing of the Proposed Merger.

Catalyst is a clinical-stage biopharmaceutical company focused on creating and developing novel products based on engineered human proteases. Proteases are proteins that enzymatically cleave other proteins and are involved in a variety of biological processes. Proteases regulate several complex biological cascades, or sequenced biochemical reactions, including the coagulation cascade that controls bleeding (hemostasis) in hemophilia and non-hemophilia settings and the complement cascade that causes inflammation and tissue damage in certain diseases. Catalyst’s most advanced development program is for a next-generation coagulation Factor VIIa variant, which has successfully completed a Phase 1 clinical trial in severe Hemophilia A and B patients under a research and license agreement with a wholly-owned subsidiary of Pfizer, Inc. (“Pfizer”). Catalyst’s pipeline also includes drug candidates for Hemophilia B (FIX), pro-coagulation (FXa) and complement disorders (anti-C3).

On April 2, 2015, Pfizer provided Catalyst with its formal written notice of termination of their research and license agreement, effective June 1, 2015. On April 6, 2015, we reported we were evaluating the implications on the Proposed Merger of Pfizer’s termination. That evaluation is ongoing.

Based on years of focused research in the NNR area, and notwithstanding our clinical development setbacks, we continue to believe that compounds that interact selectively with specific NNR subtypes have the potential to achieve positive medical effects by modulating their activity. We have built a patent estate covering the structure or therapeutic use of small molecules designed to regulate activity in the body by selectively affecting specific NNR subtypes. We do not have current plans to continue developing any of our NNR programs internally. Instead we are seeking to out-license or sell those assets to one or more third parties.

As described briefly below, we have multiple clinical-stage nicotinic product candidates that we believe could address significant medical needs.

•	TC-6499. TC-6499 is a novel small molecule that modulates the activity of the a3ß4 and other NNRs as an agonist. Our recently completed exploratory study of TC-6499 as a treatment for diabetic gastroparesis, a chronic disorder that slows or stops the passage of food from the stomach to the small intestine, did not meet its primary endpoint. We do not have plans for further development of TC-6499.

•	TC-6683 (formerly AZD1446). TC-6683 is a novel small molecule that modulates the activity of the a4ß2 NNR. TC-6683 was subject to our collaboration agreement with AstraZeneca that AstraZeneca terminated effective January 2015. Upon termination of the agreement, all rights to TC-6683 reverted to Targacept. We do not have plans to pursue additional development of TC-6683.

•	TC-5619 and TC-6987. TC-5619 and TC-6987 are novel small molecules that are highly selective for the a7 NNR. The a7 NNR has been shown to play a role in a variety of biological pathways associated with various diseases and disorders. We previously conducted clinical studies of TC-5619 as a potential treatment for schizophrenia, Alzheimer’s disease and attention deficit hyperactivity disorder and exploratory studies of TC-6987 as a treatment for inflammatory disorders. We do not have plans to pursue additional development of these compounds.

•	TC-1734. TC-1734 (also referred to in previous filings as AZD3480) is a wholly owned novel small molecule that modulates the activity of the a4ß2 NNR. In July 2014, we announced that our Phase 2b clinical trial of TC-1734 as a treatment for mild to moderate Alzheimer’s disease did not meet its primary endpoint. We have no further plans for development of TC-1734.

•	TC-5214. TC-5214 acts as an antagonist on the a3ß4 NNR. We previously conducted clinical studies of TC-5214 as a treatment for major depressive disorder and for overactive bladder. Most recently, in July 2014, we announced that a Phase 2b trial of TC-5214 as a treatment for overactive bladder did not meet one of the trial’s two co-primary endpoints. We do not have plans to pursue additional development of this compound.

We were party to a collaboration agreement with AstraZeneca focused on compounds that act on the a4ß2 NNR, which AstraZeneca terminated in October 2014, effective January 2015. Under the agreement AstraZeneca was granted an exclusive license to TC-6683 and an earlier-stage compound that arose from the preclinical research collaboration conducted under the agreement from January 2006 to January 2010. The rights to TC-6683 and the other compound reverted to Targacept upon effectiveness of termination of the collaboration agreement.

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

We completed a reduction in force in the fourth quarter of 2014, decreasing our workforce by 26% to 20 employees. During 2015, we have continued reducing our workforce, and had 13 employees remaining as of March 31, 2015. These reductions were made in order to align our resources with our short-term operating needs.

Except for a small number of periods in which we generated net income due primarily to the recognition into revenue of amounts received under collaboration agreements, we have not been profitable. As of March 31, 2015, we had an accumulated deficit of $320.0 million. We expect that we will incur losses in future periods as we incur merger related expenses and ongoing product development related expenses. Drug development, including clinical trials in particular, is time-consuming, expensive and may never yield a product that will generate revenue.

As a clinical-stage company, our revenues, expenses and results of operations are likely to fluctuate significantly from quarter to quarter and year to year. We believe that period-to-period comparisons of our results of operations should not be relied upon as indicative of our future performance.

Revenue

As of March 31, 2015, we had received $61.6 million in aggregate upfront fees and milestone payments under our collaboration agreement with AstraZeneca and recognized an additional $26.5 million in collaboration research and development revenue for research services that we provided in the preclinical research collaboration conducted under that agreement. We immediately recognized an aggregate of $32.6 million of the amounts received under the agreement for achievement of milestone events, because each event met the conditions required for immediate recognition under our revenue recognition policy. We deferred recognition of an aggregate of $29.0 million received under the agreement and have fully recognized these deferred amounts into revenue over the respective periods determined by our revenue recognition policy discussed in Note 2 to our unaudited financial statements included in this quarterly report.

From time to time we seek and are awarded grants or perform work under grants awarded to third-party collaborators from which we derive revenue. We are a subcontractor under a grant awarded to The California Institute of Technology by the National Institute on Drug Abuse, or NIDA, part of the National Institutes of Health, to fund research on innovative NNR-based approaches to the development of therapies for smoking cessation. Based on the terms of this arrangement, we were granted $148,000 in March 2014. Funding for awards under federal grant programs is subject to the availability of funds as determined annually in the federal appropriations process. In September 2014, we entered into a services agreement with a biopharmaceutical company, under which we provided certain clinical development and regulatory consulting services. Under the agreement, we recognized revenue of approximately $187,000 for our services over the term of the agreement, which expired by its terms on February 28, 2015. We do not expect ongoing revenue from this agreement or other similar agreements.

Research and Development Expenses

Since our inception, we have focused our activities on drug discovery and development programs. Research and development expenses consist principally of charges for third-party services associated with our clinical-stage programs and preclinical research, salaries and other related costs for personnel in research and development functions and depreciation and other facility costs related to research and development functions. We record research and development expenses as they are incurred. Research and development expenses represented approximately 34% and 77% of our total operating expenses for the three months ended March 31, 2015 and March 31, 2014, respectively.

We have historically utilized our research and development personnel and infrastructure resources across several programs, and many of our costs have not been specifically attributable to a single program. Accordingly, we cannot state precisely our total costs incurred on a program-by-program basis.

We have not received FDA or foreign regulatory marketing approval for any of our product candidates. Our current and future expenditures on development programs are subject to numerous uncertainties in timing and cost to completion. Because we are seeking to out-license or sell our NNR programs to one or more third parties, we cannot forecast with any degree of certainty whether any of our product candidates will be subject to future development or the timelines or capital requirements related to any such arrangement. Because of this uncertainty, and because of the numerous uncertainties related to clinical trials and drug development generally, we are unable to determine whether or when we would be able to monetize any of our assets, or for what amount, if any.

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

Income Taxes

We have incurred cumulative net operating losses through March 31, 2015, and have not paid federal, state or foreign income taxes for any period since our inception. An IRS examination of our 2010 federal income tax return was completed in 2014 and resulted in an adjustment that increased taxable income for 2010 by $15.1 million, decreased taxable income for 2011 by $1.1 million and decreased taxable income for 2012 by $14.0 million. The cumulative adjustment had no effect on our federal net operating loss carryforwards. The application of U.S. generally accepted accounting principles, or GAAP, may for some periods result in non-cash income tax expense or benefit being reflected in our Statement of Comprehensive Income (Loss). As an example, exercises of stock options in periods of net income may result in tax deductions for stock-based compensation in excess of expense recorded for the stock options under GAAP, which are referred to as excess tax deductions. For interim periods within years for which net income is forecasted, we recognize the income tax benefit related to the excess tax deductions as an increase to capital in excess of par value and, based on Accounting Standards Codification ASC Topic 740, Income Taxes, record an offsetting charge in the same amount to income tax expense. The examination adjustment to our 2010 federal income tax return resulted in the realization of an additional $3.4 million of excess tax deductions and an offsetting charge to income tax expense for the three months ended March 31, 2014.

As of March 31, 2015, we had $3.9 million remaining of cumulative tax deductions for periods of net loss from exercises of stock options in excess of expense recorded for the stock options under GAAP. The benefit of these excess tax deductions had not begun to be realized as of March 31, 2015, because we have incurred cumulative net operating losses since inception. This benefit will not be recognized as an increase to capital in excess of par value until the excess deductions reduce income taxes payable.

As of March 31, 2015, we had net operating loss carryforwards of $264.9 million for federal income tax purposes and $250.8 million for state income tax purposes and we had research and development income tax credit carryforwards of $13.5 million for federal income tax purposes and $587,000 for state income tax purposes. The federal net operating loss carryforwards begin to expire in 2024. The state net operating loss carryforwards begin to expire in 2019. The federal and state research and development tax credits begin to expire in 2021. As a result of various factors, including the subjectivity of measurements used in the calculation of particular tax positions taken or that may in the future be taken in our tax returns, it is uncertain whether or to what extent we will be eligible to use the tax credits.

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

Fair Value

The carrying amounts of our cash and cash equivalents, investments in marketable securities, accounts receivable, accounts payable and accrued expenses are considered to be representative of their respective fair values due to their short-term natures and, in the case of short-term investments, their market interest rates. Likewise, the carrying amounts of our long-term debts are considered to be representative of their fair value due to their market interest rates. Cash that we do not expect to use to fund our short-term liquidity requirements is invested in corporate debt securities and municipal bonds rated at least A quality or equivalent, U.S. Treasury notes and bonds, U.S. and state government agency backed certificates and certificates of deposit. Our investments in marketable securities, are recorded at quoted market prices or observable market inputs and totaled $33.2 million at March 31, 2015.

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

Our significant accounting policies are described in Note 2 to our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2014, and in the notes to our unaudited financial statements included in this quarterly report. We believe that our accounting policies relating to revenue recognition, accrued expenses and stock-based compensation are the most critical to understanding and evaluating our reported financial results. We have identified these policies as critical because they both are important to the presentation of our financial condition and results of operations and require us to make judgments and estimates on matters that are inherently uncertain and may change in future periods. These policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2014.

Results of Operations

Three Months ended March 31, 2015 and 2014

Net Operating Revenues

	Three Months Ended March 31,
	2015	2014	Change
	(in thousands)
Operating revenues:
License fees and milestones from collaborations	$—	$—	$—
Grant and other revenue	60	87	(27)

Net operating revenues	$60	$87	$(27)

Net operating revenues for the three months ended March 31, 2015, decreased by $27,000 as compared to the three months ended March 31, 2014, as a result of a decrease in grant and other revenue. The grant and other revenue for the three months ended March 31, 2014, reflects funds we were awarded as a subcontractor under a grant to the California Institute of Technology. The grant and other revenue for the three months ended March 31, 2015, reflects revenue earned under a services agreement with a biopharmaceutical company.

Research and Development Expenses

	Three Months Ended March 31,
	2015	2014	Change
	(in thousands)

Research and development expenses	$2,340	$9,080	$(6,740)

Research and development expenses for the three months ended March 31, 2015, decreased by $6.7 million as compared to the three months ended March 31, 2014. The lower research and development expenses were principally attributable to a decrease of $5.4 million in costs incurred for third-party services associated with our clinical-stage programs to $1.3 million for the 2015 period, from $6.7 million for the 2014 period. This decrease was principally due to lower costs related to our Phase 2b study of TC-5214 in overactive bladder and the Phase 2b study of TC-1734 in Alzheimer’s disease, both of which we completed in the third quarter of 2014. The lower research and development expenses were also attributable to a decrease of $1.1 million in research and development-related operating costs, including infrastructure and compensation-related expenses for research and development personnel, to $1.1 million for the 2015 period, from $2.2 million for the 2014 period.

The costs that we incurred for the three months ended March 31, 2015, and March 31, 2014, for third-party services in connection with research and development of clinical-stage product candidates are shown in the table below.

	Three Months Ended March 31,
	2015	2014	Change
	(in thousands)

TC-6499	$1,253	$589	$664
TC-1734	5	958	(953)
TC-5619	1	359	(358)
TC-5214 overactive bladder	—	4,768	(4,768)
TC-6683	—	—	—

We completed the exploratory clinical trial of TC-6499 in diabetic gastroparesis in April 2015, and we currently have no future clinical studies planned. As a result, we expect that our program related research and development expenses for the remainder of 2015 will be substantially lower than expenses for the first quarter of 2015 and the comparable 2014 periods.

General and Administrative Expenses

	Three Months Ended March 31,
	2015	2014	Change
	(in thousands)

General and administrative expenses	$3,387	$2,763	$624

General and administrative expenses for the three months ended March 31, 2015, increased by $624,000 as compared to the three months ended March 31, 2014. The higher costs for the 2015 period are primarily due to legal, finance, business development and consulting expenses totaling $1.2 million related to the Proposed Merger. These expenses are partially offset by a decrease of $335,000 in compensation related expenses for general and administrative personnel resulting principally from fewer general and administrative employees and a lower value assigned to our stock-based compensation awards that vested during the period.

Income Taxes

	Three Months Ended March 31,
	2015	2014	Change
	(in thousands)

Income taxes	$21	$3,412	$(3,391)

Income tax expense for the three months ended March 31, 2015, decreased by $3.4 million as compared to the three months ended March 31, 2014. The lower income tax expense was primarily attributable to examination adjustment to our 2010 federal income tax return that resulted in the realization of an additional $3.4 million of excess tax deductions and an offsetting charge to income tax expense for the three months ended March 31, 2014.

Reduction in Force

	Three Months Ended March 31,
	2015	2014	Change
	(in thousands)

Reduction in force	$1,156	$—	$1,156

As a result of the reduction in force we completed during the three months ended March 31, 2015, as discussed above, we recorded as expense $1.2 million of severance charges, including $420,000 of non-cash stock based compensation.

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

Our cash, cash equivalents and investments in marketable securities were $106.3 million as of March 31, 2015, and $110.8 million as of December 31, 2014. As of March 31, 2015, we had $58.5 million of cash in bank depository accounts and institutional money market funds at Branch Banking and Trust Company, PNC Bank and Wells Fargo & Company. Substantially all of our remaining cash, cash equivalents and investments were invested as of March 31, 2015 in corporate debt securities and municipal bonds rated at least A quality or equivalent, U.S. Treasury notes and bonds, U.S. and state government agency-backed securities.

Cash Flows

	Three Months Ended March 31,
	2015	2014	Change
	(in thousands)

Net cash used in operating activities	$(4,447)	$(14,846)	$10,399
Net cash provided by investing activities	21,037	1,935	19,102
Net cash provided by financing activities	93	3,467	(3,374)

Net increase (decrease) in cash and cash equivalents	$16,683	$(9,444)

Net cash used in operating activities for the three months ended March 31, 2015, decreased by $10.4 million as compared to the three months ended March 31, 2014. For the three months ended March 31, 2015, net cash used in operating activities was principally attributable to $4.8 million in payments made for research and development and general and administrative charges, which includes $414,000 for amounts paid related to the Proposed Merger, partially offset by $295,000 of amortization of premiums paid for available-for-sale securities, interest income from available-for-sale securities and other investment-related operating activities. For the three months ended March 31, 2014, net cash used in operating activities was principally attributable to $12.0 million in payments made for research and development and general and administrative charges and realization of $3.4 million of excess tax deductions for the three months ended March 31, 2014, recorded upon the completion, during 2014, of an examination of our 2010 federal income tax return. These cash outflows were partially offset by $424,000 of amortization of premiums paid for available-for-sale securities, interest income from available-for-sale securities and other investment-related operating activities.

Net cash provided by investing activities for the three months ended March 31, 2015, increased by $19.1 million over the same period in 2014. Cash provided by or used in investing activities reflects the portion of our cash that we allocate to, and the timing of purchases and maturities of, our investments in marketable securities and equipment purchases or dispositions. Our net sales of investments in marketable securities were $21.0 million and $1.9 million for the 2015 period and 2014 period, respectively.

Net cash provided by financing activities for the three months ended March 31, 2015, was $93,000. Net cash provided by financing activities for the three months ended March 31, 2014, was $3.5 million, a change of $3.4 million. The change reflects the realization of $3.4 million of stock-based compensation excess tax deductions for the three months ended March 31, 2015.

Funding Requirements

As of March 31, 2015, we had an accumulated deficit of $320.0 million and our cash and investments in marketable securities totaled $106.3 million. We currently expect our existing capital resources to be sufficient to fund our operations through the completion of the Proposed Merger. We do not plan to use our existing capital resources to fund the completion of the development of any of our product candidates. Our future capital requirements as a stand-alone company, if the Proposed Merger were not to be completed, are difficult to forecast and will depend on many factors, including:

•	whether we pursue other significant corporate transactions, and, if we do, the associated terms in each case, or whether we establish additional strategic alliances, collaborations and licensing or other comparable arrangements;

•	the costs of preparing, filing and prosecuting patent applications and maintaining, enforcing and defending patents and other intellectual property rights; and

•	the extent and nature of our general and administrative expenses and close-out costs related to our most recently completed clinical trials.

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

The primary objectives of our investment activities are to preserve our capital and meet our liquidity needs to fund operations. We also seek to generate competitive rates of return from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of cash equivalents and investments in a variety of securities that are of high credit quality based on ratings from commonly relied upon rating agencies. As of March 31, 2015, we had cash, cash equivalents and investments in marketable securities of $106.3 million. Our cash, cash equivalents and investments in marketable securities may be subject to interest rate risk and could fall in value if market interest rates increase. However, because our cash is invested in accounts with market interest rates and because our cash equivalents and investments in marketable securities are traded in active markets, we believe that our exposure to interest rate risk is not significant and estimate that an immediate and uniform 10% increase in market interest rates from levels as of March 31, 2015, would not have a material impact on the total fair value of our portfolio.

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

(b) Changes in Internal Controls. No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2015, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors

The following risk factors section amends, restates and supersedes the risk factors section included in Part I, Item 1A of our 2014 Annual Report on Form 10-K. Our business, financial condition and operating results can be affected by a number of factors, whether currently known or unknown, including but not limited to those described below, any one or more of which could, directly or indirectly, cause our actual results of operations and financial condition to vary materially from past, or from anticipated future, results of operations and financial condition. Any of these factors, in whole or in part, could materially and adversely affect our business, financial condition, results of operations and common stock price. Further, the following risk factors do not include all risk factors that may be faced by the combined company, should the Proposed Merger be completed. A more comprehensive set of risk factors relating to the combined company will be included in the Form S-4 to be filed with the SEC by us in connection with the Proposed Merger.

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

Risks Related to the Proposed Merger

The market price of our common stock following the Proposed Merger may decline as a result of the transaction.

The market price of our common stock may decline as a result of the Proposed Merger for a number of reasons, including if:

•	investors react negatively to the prospects of the combined company’s business and prospects; or

•	the performance of the combined company’s business or its future prospects are not consistent with the expectations of financial or industry analysts.

Our stockholders will have a reduced ownership and voting interest in, and will exercise less influence over the management of, the combined company following the completion of the Proposed Merger.

After the completion of the Proposed Merger, the current stockholders of Targacept will own a significantly smaller percentage of the combined company than their ownership of Targacept prior to the Proposed Merger. At the effective time of the Proposed Merger, our stockholders will collectively own approximately 35% of the outstanding shares of the combined company, assuming no future issuances of Targacept or Catalyst capital stock prior to closing of the Proposed Merger and that Catalyst’s net cash at closing meets the target set forth in the Merger Agreement. In addition, the seven-member board of directors of the combined company will initially be comprised of four current Catalyst directors and three current Targacept directors. Consequently, our stockholders will be able to exercise less influence over the management and policies of the combined company than they currently exercise over the management and policies of Targacept.

Our stockholders may not realize a benefit from the Proposed Merger commensurate with the ownership dilution they will experience in connection with the Proposed Merger.

If the combined company is unable to realize the full strategic and financial benefits anticipated from the Proposed Merger, our stockholders will have experienced substantial dilution of their ownership interests without receiving any commensurate benefit, or only receiving part of the commensurate benefit to the extent the combined company is able to realize only part of the strategic and financial benefits currently anticipated from the Proposed Merger.

Pfizer’s termination of its research and license agreement with Catalyst will delay the closing of the Proposed Merger beyond the second quarter of this year. This delay will result in additional operating costs that could reduce the amount of the originally anticipated cash dividend to our stockholders in connection with the Proposed Merger. The Pfizer termination may also have other effects on the Proposed Merger and the combined company’s shareholders.

As we reported on April 6, 2015, Catalyst notified Targacept on April 1, 2015, that Pfizer would be exercising its right to terminate in its entirety the June 29, 2009, research and license agreement between Catalyst and Wyeth LLC (a wholly owned subsidiary of Pfizer), which governs the development and commercialization of Catalyst’s leading human Factor VIIa product candidate for the treatment of hemophilia and surgical bleeding indications, previously known as PF-05280602. On April 2, 2015, Pfizer provided Catalyst with its formal written notice of termination of the research and license agreement.

We are continuing to review the implications of this event on the Proposed Merger. Among other things, this development will delay the previously anticipated closing date of the Proposed Merger, such that it will not occur during the second quarter of 2015. Given this delay and resulting incremental operating and merger-related legal and other costs, we now expect that the amount of cash that will be available for distribution to our shareholders as part of the Pre-Closing Cash Dividend could be lower than $20 million. This development may also require the combined company to raise additional financing in the capital markets sooner than originally planned, resulting in additional dilution to the combined company’s shareholders.

Failure to complete the Proposed Merger may adversely affect our common stock price and our future business and operations.

If the Proposed Merger is not completed, we are subject to the following risks:

•	if the Merger Agreement is terminated under certain circumstances, we will be required to pay Catalyst a termination fee of $3.22 million, and/or to reimburse Catalyst for up to $1.25 million in certain transaction expenses;

•	the attention of our management will have been diverted to the Proposed Merger instead of being directed solely to our own operations and the pursuit of other opportunities that may have been beneficial to us;

•	the loss of our time and resources;

•	the price of our stock may decline and remain volatile; and

•	costs related to the Proposed Merger, such as legal, accounting and transaction agent fees, some of which must be paid even if the Proposed Merger is not completed.

In addition, if the Merger Agreement is terminated and our board of directors determines to seek another business combination, there can be no assurance that we will be able to find a transaction that is superior or equal in value to the Proposed Merger.

We may fail to realize the anticipated benefits of the Proposed Merger.

The success of the Proposed Merger will depend on, among other things, the combined company’s ability to achieve its business objectives, including the successful development of its product candidates. If the combined company is not able to achieve these objectives, the anticipated benefits of the Proposed Merger may not be realized fully, may take longer to realize than expected, or may not be realized at all.

Targacept and Catalyst have operated and, until the completion of the Proposed Merger, will continue to operate independently. It is possible that the integration process could result in the loss of key employees, the disruption of each company’s ongoing business, an adverse impact on the value of the NNR assets, or inconsistencies in standards, controls, procedures or policies that could adversely affect our ability to comply with reporting obligations as a public company, to satisfy our obligations to third parties or to achieve the anticipated benefits of the Proposed Merger. Integration efforts between the two companies will also divert management’s attention and resources. Any delays in the integration process or inability to realize the full extent of the anticipated benefits of the Proposed Merger could have an adverse effect on our business and the results of our operations. Such an adverse effect on our business may impact the value of the shares of the combined company’s common stock after the completion of the Proposed Merger.

In addition, Catalyst could be materially adversely affected prior to the closing of the Proposed Merger, which could have a material adverse effect on the combined company if we are required to complete the Proposed Merger. For example, we are required under the Merger Agreement to complete the Proposed Merger despite any changes in general economic or political conditions or the capital or securities markets in general, to the extent they do not disproportionately affect Catalyst; any changes in or affecting the industries in which Catalyst operates, to the extent they do not disproportionately affect Catalyst; any changes, effects or circumstances resulting from the announcement or pendency of the Merger Agreement or the completion of the contemplated transactions or compliance with the terms of the Merger Agreement; any changes in laws or applicable accounting principles, or interpretations thereof; and the commencement, continuation or escalation of war, terrorism or hostilities, or natural disasters or political events. If any such adverse changes occur and the Proposed Merger is still completed, the combined company’s stock price may suffer. This in turn may reduce the value of the Proposed Merger to our stockholders.

During the pendency of the Proposed Merger, we may not be able to enter into a business combination with another party at a favorable price because of restrictions in the Merger Agreement, which could adversely affect our business.

Covenants in the Merger Agreement generally prohibit Targacept and Catalyst from entering into certain extraordinary transactions with any third party, including mergers, purchases or sales of assets, or other business combinations, subject to certain exceptions relating to fiduciary duties, or from completing other transactions that are not in the ordinary course of business pending completion of the Proposed Merger, including transactions that may be favorable to the companies or their stockholders. As a result, if the Proposed Merger is not completed, our stockholders may be adversely impacted by our inability to pursue other beneficial opportunities during the pendency of the Proposed Merger.

Provisions of the Merger Agreement may discourage third parties from submitting alternative acquisition proposals, including proposals that may be superior to the Proposed Merger.

The terms of the Merger Agreement prohibit us from soliciting alternative takeover proposals or cooperating with persons making unsolicited takeover proposals, except in limited circumstances when our board of directors determines in good faith that an unsolicited alternative takeover proposal constitutes, or is reasonably likely to result in, a superior acquisition proposal, and that failure to pursue such proposal would be considered a breach of the board’s fiduciary duties. If we terminate the Merger Agreement because we enter into an alternative superior transaction, we would be required to pay a termination fee of $3.22 million to Catalyst. Such termination fee may discourage third parties from submitting alternative takeover proposals to us, and may cause the board of directors to be less inclined to recommend an alternative proposal.

The lack of a public market for Catalyst shares makes it difficult to determine the fair market value of Catalyst, and the merger consideration to be issued to Catalyst securityholders may exceed the actual value of Catalyst.

The outstanding capital stock of Catalyst is privately held and is not traded on any public market, which makes it difficult to determine the fair market value of Catalyst. There can be no assurances that the merger consideration to be issued to Catalyst securityholders will not exceed the actual value of Catalyst.

If the redeemable convertible notes are redeemed for cash instead of converted for stock, the combined company may need to raise additional dilutive capital.

In connection with the Proposed Merger, our stockholders will receive a Pre-Closing Dividend, which consists in part of approximately $37.0 million in aggregate principal amount of redeemable convertible notes. The notes will be convertible at any time within two years following the closing into shares of the combined company at a conversion price of $1.313 per share, which represents 130% of the negotiated per-share value of our assets following the anticipated Pre-Closing Dividend. The combined company is expected to have a cash balance, exclusive of our close-out costs, of approximately $77.0 million upon closing of the Proposed Merger, including $37.0 million to be held in escrow for the benefit of the noteholders and the combined company. If all of the notes are redeemed for cash or are repaid upon maturity and not converted into stock of the combined company, the approximately $37.0 million of cash required to satisfy the redemption will not be available to fund the ongoing operations of the combined company. We cannot predict when or to what extent noteholders will elect to redeem or convert the principal under the notes, and decisions by noteholders by will be influenced by a variety of factors, including the trading price of the combined company’s common stock during the two years following the closing. If a substantial amount of the cash balance of the combined company is required to satisfy note redemptions, the combined company may need to raise additional capital in the future to fund operations sooner than it otherwise would. Additional capital required in the future may cause dilution of the stockholders of the combined company.

If the Proposed Merger is not completed, the Pre-Closing Dividend will not be distributed to our stockholders.

Distribution of the Pre-Closing Dividend to our stockholders is contingent upon the completion of the Proposed Merger. If the Proposed Merger does not occur, we will not distribute the Pre-Closing Dividend, and there is no assurance our board of directors will declare or distribute any dividends on our common stock in the future.

We may not be able to complete the Proposed Merger and may elect to pursue another strategic transaction similar to the Proposed Merger, which may not occur on commercially reasonably terms or at all.

We cannot assure you that we will complete the Proposed Merger in a timely manner or at all. The Merger Agreement is subject to many closing conditions and termination rights. Our assets currently consist primarily of cash, cash equivalents and marketable securities, and our listing on the NASDAQ Global Select Market. If we do not complete the Proposed Merger, our board of directors may elect to attempt to complete another strategic transaction similar to the Proposed Merger. Such attempts will likely be costly and time consuming, and we cannot make any assurances that a future strategic transaction will occur on commercially reasonable terms or at all.

If the Proposed Merger is not completed, we may elect to liquidate our remaining assets, and there can be no assurances as to the amount of cash available to distribute to stockholders after paying our debts and other obligations.

If we do not complete the Proposed Merger, the board of directors may elect to take the steps necessary to liquidate all of our remaining assets in light of the risks of reestablishing an operating business. The process of liquidation may be lengthy and we cannot make any assurances regarding the timing of completing such a process. In addition, we would be required to pay all of our debts and contractual obligations, and to set aside certain reserves for potential future claims. There can be no assurance as to the amount of available cash that will be available to distribute to stockholders after paying our debts and other obligations and setting aside funds for reserves, nor as to the timing of any such distribution.

We will incur substantial transaction-related costs in connection with the Proposed Merger.

We have incurred, and expect to continue to incur, a number of non-recurring transaction-related costs associated with completing the Proposed Merger and combining the two companies. These fees and costs have been, and will continue to be, substantial. Non-recurring transaction costs include, but are not limited to, fees paid to legal, financial and accounting advisors, severance and benefit costs, filing fees and printing costs. Additional unanticipated costs may be incurred in the integration of our business with Catalyst’s business, which may be higher than expected and could have a material adverse effect on the combined company’s financial condition and operating results.

A failure by us to comply with the initial listing standards of the NASDAQ Global Select Market may subject our stock to delisting from the NASDAQ Global Select Market, which listing is a condition to the completion of the Proposed Merger.

Our common stock is currently listed for trading on the NASDAQ Global Select Market. Immediately prior to the completion of the Proposed Merger, we will be required to meet the initial listing requirements to maintain the listing and continued trading of our shares on the NASDAQ Global Select Market. These initial listing requirements are more difficult to achieve than the continued listing requirements under which we are now trading. Based on information currently available to us, we anticipate that it will be unable to meet the $4.00 minimum bid price initial listing requirement at the closing of the Proposed Merger unless we effect a reverse stock split. If we are unable to satisfy these requirements, NASDAQ may notify us that our stock will be subject to delisting from the NASDAQ Global Select Market. It is a condition to Catalyst’s obligation to complete the Proposed Merger that Targacept maintain the listing of its common stock on NASDAQ. In addition, oftentimes a reverse stock split will not result in a trading price for the affected common stock that is proportional to the ratio of the split. We believe that a reverse stock split will be in the best interest of the combined company and our stockholders. However, we cannot assure you that the implementation of the reverse stock split will have a positive impact on the price of our common stock.

We may become involved in securities class action litigation that could divert management’s attention and harm the company’s business, and insurance coverage may not be sufficient to cover all costs and damages.

In the past, securities class action or shareholder derivative litigation often follows certain significant business transactions, such as the sale of a business division or announcement of a merger. The combined company may become involved in this type of litigation in the future. Litigation often is expensive and diverts management’s attention and resources, which could adversely affect the combined company’s business.

Risks Related to our Business

If our NNR assets are not sold prior to completion of the Proposed Merger, the liquidating trust in which the NNR assets are to be placed may be unable to sell or otherwise realize any value for these assets, despite efforts to do so. Our shareholders who receive the Pre-Closing Dividend may receive no value from these assets.

As part of the Pre-Closing Dividend, our shareholders will have the right to receive a portion of the net proceeds received as a result of any disposition of our NNR assets that occurs within two years after the closing of the Proposed Merger, unless those assets are sold or otherwise disposed of prior to completion of the Proposed Merger. If the NNR assets are not sold or otherwise disposed of prior to the Proposed Merger, the liquidating trust will attempt to sell, license or dispose of the NNR assets for no longer than two years following completion of the Proposed Merger. The product candidates that are based on the intellectual property included in the NNR assets have experienced multiple clinical trial failures, and no assurance can be given that any third party can be found to purchase or license an interest in these assets on reasonable terms or at all. The trust’s ability to dispose of the NNR assets on advantageous terms, or at all, will depend on factors beyond its control, including the market’s perception of the value of these assets. Accordingly, the extent to which our shareholders who receive the Pre-Closing Dividend will receive any proceeds from the disposition of our NNR assets is inherently uncertain, and these shareholders should not expect to receive any value based on these assets.

Further, interests in the liquidating trust will not be transferable, which could adversely affect your ability to realize any value with respect to such interests.

The liquidating trust will incur expenses that will reduce the amount of proceeds, if any, available for ultimate distribution to our shareholders who receive the Pre-Closing Dividend.

The liquidating trust will incur various operating and administrative expenses, such as patent costs, liability insurance premiums, commissions, legal fees, accounting and consulting fees and miscellaneous other expenses. We will place $1.5 million in cash, or the NNR Restricted Cash, into the liquidating trust in order to pay these expenses. These expenses will reduce the amount of cash available, if any, for ultimate distribution to our shareholders who receive the Pre-Closing Dividend. Further, the expenses incurred by the liquidating trust could be higher or could be incurred more rapidly than we currently anticipate. If the $1.5 million that is placed into the trust is depleted prior to the end of the period that is two years following the closing of the Proposed Merger, these funds will not be replenished, even if no sales of the NNR assets have taken place prior to that time. In that event, the trustees of the liquidating trust may decide, in their sole discretion, to discontinue all efforts to sell or otherwise monetize the NNR assets.

No further approval of our stockholders will be required prior to disposition of the NNR assets.

Approval of the transactions contemplated by the Proposed Merger requires the affirmative vote of a majority of our outstanding shares of common stock. If our stockholders approve the Proposed Merger, and the liquidating trust is established, the trustees of the liquidating trust will have sole control over the process of liquidating the NNR assets, and will thereby be authorized to sell, license, or otherwise dispose of the NNR assets, and terminate the liquidating trust, without further approval of our stockholders.

Our clinical trial failures have resulted in significant clinical pipeline attrition, we have closed our laboratory operations, and we no longer have the capability to discover new product candidates internally.

In 2012, we completed two workforce reductions and closed our laboratory operations. Following these actions, we do not have internal discovery and research capabilities to identify and discover new product candidates. We have no current plan to resume discovery or research activities. Without internal discovery and research capability, we will not be able to expand our pipeline with internal candidates.

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

Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, contain rules that limit the ability of a company that undergoes an ownership change, which is generally an increase in the ownership percentage of certain stockholders in the stock of a company by more than 50 percent over a three-year period, to utilize its net operating loss and tax credit carryforwards and certain built-in losses recognized in years after the ownership change. These rules generally operate by focusing on ownership changes involving stockholders owning directly or indirectly 5% or more of the stock of a company and any change in ownership arising from a new issuance of stock by the company. Generally, if an ownership change as defined by Section 382 occurs, the yearly taxable income limitation on the use of net operating loss and tax credit carryforwards and certain built-in losses is equal to the product of the applicable long term tax exempt rate and the value of the company’s stock immediately before the ownership change. The Proposed Merger will result in such an ownership change. If any of our past or future transactions are determined to have caused one or more Section 382 ownership changes, we generally would not be able to use our pre-change loss or credit carryovers or certain built-in losses prior to such ownership change to offset future taxable income in excess of the annual limitations imposed by Sections 382 and 383, which may result in the expiration of a portion of our tax attributes before utilization.

Risks Related to Our Financial Results

We have a substantial accumulated deficit and expect to continue to incur losses for future periods.

As of March 31, 2015, we had an accumulated deficit of $320.0 million. We had a net loss of $6.8 million for the quarter ended March 31, 2015, and net losses of $32.6 million and $46.7 million for the years ended December 31, 2014 and December 31, 2013, respectively. Our losses for other periods have historically resulted principally from costs incurred in connection with our research and development activities, including clinical trials, and from general and administrative expenses associated with our operations. We expect to continue to incur losses for future periods. As a result, following the completion of the Proposed Merger, the combined company will need to generate significant revenues to achieve profitability in the future or, if it does achieve profitability for any particular period, to sustain or grow our profitability on a quarterly or annual basis.

We derived a substantial portion of our revenue in past years from our strategic alliances and collaborations, which have all terminated. We do not currently have any source of product revenue.

Risks Related to Our Intellectual Property

If we are unable to protect our intellectual property effectively, our competitors may develop and market similar products and the value of our technology and our ability to monetize our NNR assets would be damaged.

We depend significantly on our ability to obtain and maintain meaningful intellectual property protection for our product candidates, technology and know-how. We generally seek to protect our compounds and technologies by, among other methods, filing U.S. and foreign patent applications related to our proprietary technology that is important to the development of our business. We file patent applications directed to our product candidates in an effort to establish intellectual property positions regarding new chemical entities, pharmaceutical compositions, formulations and uses in the treatment of diseases and disorders.

The patent positions of companies like ours are generally uncertain and involve complex legal and factual questions. Our ability to maintain and solidify our proprietary position for our product candidates and technology will depend on the success that we have in obtaining valid patent claims and enforcing claims that are granted. We do not know whether any of our patent applications or those patent applications that we license will result in the issuance of any patents. Our issued patents and those that may issue in the future, or those licensed to us, may be challenged, invalidated, rendered unenforceable or circumvented, any of which could limit our ability to stop competitors from marketing related products. In addition, the rights granted under any issued patents may not provide us with competitive advantages against competitors with similar compounds or technologies. Furthermore, our competitors may independently develop similar technologies in a manner that does not infringe our patents or other intellectual property. If we are unable to obtain, enforce or defend the patents with respect to our product candidates, our ability to monetize our product candidates would be materially and adversely affected.

Although we own or otherwise have rights to a number of patents, these patents may not effectively exclude competitors from engaging in activities that could compete with our NNR assets. Furthermore, the issuance of a patent is not conclusive as to its validity or enforceability, and third parties may challenge the validity or enforceability of our patents. The Leahy-Smith America Invents Act was signed into U.S. law September 26, 2011, and includes significant changes to patent law. One of the most notable changes is the transition from a “first-to-invent” to a “first-inventor-to-file” patent system. This is effective for patent applications filed on or after March 16, 2013. Because patent applications in the United States and many foreign countries are confidential for a period of time after filing, and because publications of discoveries in the scientific literature often lag behind actual discoveries, we cannot be certain that we were the first to invent the inventions claimed in our issued U.S. patents or patent applications filed on or before March 16, 2013, or that we were or will be the first to file for protection of the inventions claimed in any of our U.S. patent applications filed after March 16, 2013 or in any of our issued foreign patents or pending foreign patent applications. It is possible that a competitor may successfully challenge our patents or that challenges will result in the elimination or narrowing of patent claims and, therefore, reduce our patent protection.

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

If we fail to comply with our obligations in our intellectual property licenses with third parties, we could lose license rights that support our NNR assets and, if we have sublicensed our license rights to a third party, the loss of the license rights may breach our obligations to our sublicensee.

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

Risks Related to Employees

If we lose our key personnel or are unable to attract and retain additional skilled personnel, we may be unable to successfully complete the Proposed Merger or pursue other strategic opportunities not related to NNRs.

Our performance depends substantially on the performance of our senior management team, including our President and Chief Executive Officer, Stephen A. Hill, as well as our other managerial personnel. Our key personnel, including Dr. Hill, can terminate their employment with us at any time. The loss of the services of any of our senior management team or other key personnel may significantly delay or prevent the completion of the Proposed Merger and other business objectives.

Successful completion of the Proposed Merger or other strategic transaction will depend on our ability to identify and retain the appropriate personnel. We face intense competition for skilled executives and individuals with relevant technical expertise in our industry, and this competition is likely to continue. We may not be able to continue to retain personnel with the advanced qualifications necessary for the success of Proposed Merger or other strategic transaction.

Risks Related to Our Common Stock

The market price of our common stock has historically been highly volatile and the Proposed Merger may result in significant stock price and trading volume fluctuations.

The trading price of our common stock has historically been highly volatile, and the Proposed Merger may result in significant stock price and trading volume fluctuations. We cannot predict precisely the impact the announcement, pendency or completion of the Proposed Merger will have on our stock price. Additionally, the stock market in general has experienced extreme price and volume fluctuations. The market prices of securities of pharmaceutical, biopharmaceutical and biotechnology companies in particular have been extremely volatile and have experienced fluctuations that have often been unrelated or disproportionate to operating performance.

Fluctuations in our operating results could adversely affect the price of our common stock.

Our operating results are likely to fluctuate significantly from quarter to quarter and year to year. These fluctuations could cause our stock price to decline. Some of the factors that may cause our operating results to fluctuate on a period-to-period basis include:

•	whether we pursue and complete any merger, acquisition or other significant corporate transaction, and, if we do, the associated terms in each case;

•	restructuring costs;

•	implementation or termination of collaborations, licensing, manufacturing or other material agreements with third parties, and any non-recurring revenue or expenses under any such agreement;

•	the extent of our general and administrative expenses;

•	general and industry-specific economic conditions; and

•	general conditions in the pharmaceutical, biopharmaceutical or biotechnology industries or in the U.S. or global credit or financial markets.

Due to fluctuations in our operating results, a period-to-period comparison of our results of operations may not be meaningful, and investors should not rely on them as a good indication of our future performance. Fluctuations in our operating results may not meet the expectations of securities analysts or investors. Failure to meet these expectations may cause the price of our common stock to decline.

If our stockholders sell a substantial number of shares of our common stock in the public market, our stock price may decline.

Our current trading volumes are modest, and sales of a substantial number of shares of our common stock in the public market, or the perception that these sales could occur, could cause the market price to decline. Such sales also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. If there are more shares of our common stock offered for sale than buyers are willing to purchase, the market price of our common stock may decline to a market price at which buyers are willing to purchase the offered shares and sellers remain willing to sell the shares. The number of shares of our common stock owned by our stockholders and available for sale in the public market is limited only to the extent provided under applicable federal securities laws. In addition, we may, in the future, issue additional shares of our common stock as compensation to our employees, directors or consultants, in connection with strategic alliances, collaborations, acquisitions or other transactions or to raise capital. Accordingly, sales of a substantial number of shares of our common stock in the public market could occur at any time.

Anti-takeover provisions of our charter documents and bylaws and Delaware law may discourage or make an acquisition of us or a change in our management more difficult and could result in the entrenchment of management.

We are incorporated in Delaware. Anti-takeover provisions of Delaware law and our charter documents may make a change in control or efforts to remove management more difficult. Also, under Delaware law, our board of directors may adopt additional anti-takeover measures. The existence of the following provisions of Delaware law and our restated certificate of incorporation and amended and restated bylaws could limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock.

Our restated certificate of incorporation authorizes our board of directors to issue up to 5,000,000 shares of preferred stock and to determine the terms of those shares of stock without any further action by our stockholders. If the board of directors exercises this power to issue preferred stock, it could be more difficult for a third party to acquire a majority of our outstanding voting stock and vote the stock they acquire to remove management or directors.

Our restated certificate also provides staggered terms for the members of our board of directors, and that directors may be removed by stockholders only by vote of the holders of 66 2/3% of voting shares then outstanding. In addition, our amended and restated bylaws do not permit stockholders to call special or annual meetings of stockholders, or to act by written consent without a meeting. These provisions may prevent stockholders from replacing the entire board in a single proxy contest, making it more difficult for a third party to acquire control without the consent of our board of directors. These provisions could also delay the removal of management by the board of directors with or without cause.

As a Delaware corporation, we are also subject to certain Delaware anti-takeover provisions. Under Delaware law, a publicly-held corporation may not engage in a business combination with any holder of 15% or more of its voting stock unless the holder has held the stock for three years or, among other things, the board of directors has approved the transaction. Our board of directors could rely on Delaware law to prevent or delay an acquisition.

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

TARGACEPT, INC.

Date: May 7, 2015	/s/ Stephen A. Hill
Stephen A. Hill
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 7, 2015	/s/ Mauri K. Hodges
Mauri K. Hodges
Vice President, Finance and Administration, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

2.1	Agreement and Plan of Merger dated as of March 5, 2015, by and among Targacept, Catalyst Biosciences, Inc. and Talos Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on March 6, 2015)

3.1	Bylaws of Targacept, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on March 6, 2015)

10.1	Form of Targacept Voting Agreement dated as of March 5, 2015, entered into by and among Targacept, Catalyst and certain stockholders of Targacept (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on March 6, 2015)

10.2	Form of Catalyst Voting Agreement dated as of March 5, 2015, entered into by and among Catalyst, Targacept and certain stockholders of Catalyst (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, as filed with the SEC on March 6, 2015)

10.3	Form of Lock-Up Agreement dated as of March 5, 2015, entered into by and among Catalyst, Targacept and certain stockholders of Catalyst (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, as filed with the SEC on March 6, 2015)

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets as of March 31, 2015 and December 31, 2014 (Unaudited); (ii) the Statements of Comprehensive Income (Loss) for the three months ended March 31, 2015 and 2014 (Unaudited); (iii) the Statements of Cash Flows for the three months ended March 31, 2015 and 2014 (Unaudited); and (iv) the Notes to Unaudited Financial Statements.