Form 10-Q
period 2015-06-30
TARGACEPT INC
filed 2015-07-31
CIK 1124105

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

As of July 27, 2015, the registrant had 34,292,291 shares of common stock, $0.001 par value per share, outstanding.

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

•	our planned merger with Catalyst Biosciences, Inc., and the expected distribution to our stockholders prior to the merger of a dividend consisting of approximately $37,000,000 in aggregate principal amount of non-interest bearing redeemable convertible notes and approximately $19 million in cash;

•	our ability to protect our intellectual property; and

•	our efforts to monetize our product candidates and related assets.

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

TARGACEPT, INC.

BALANCE SHEETS

(in thousands, except share and par value amounts)

(unaudited)

	June 30, 2015	December 31, 2014

ASSETS
Current assets:
Cash and cash equivalents	$78,198	$56,430
Investments in marketable securities - short-term	21,576	50,955
Current receivables	10	141
Prepaid expenses	379	615
Assets held for sale	28	—

Total current assets	100,191	108,141
Investments in marketable securities - long-term	828	3,418
Property and equipment, net	149	428
Other assets	6	12

Total assets	$101,174	$111,999

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$347	$405
Accrued expenses	1,296	2,509

Total current liabilities	1,643	2,914

Total liabilities	1,643	2,914
Commitments and contingencies
Stockholders’ equity:
Common stock, $.001 par value, 100,000,000 shares authorized at June 30, 2015 and December 31, 2014, respectively; 34,292,291 and 34,306,435 shares issued at June 30, 2015 and December 31, 2014, respectively; 33,915,941 and 33,793,735 shares outstanding at June 30, 2015 and December 31, 2014, respectively;	34	34
Preferred stock, $0.001 par value, 5,000,000 shares authorized and 0 shares issued and outstanding at June 30, 2015 and December 31, 2014	—	—
Capital in excess of par value	423,830	422,303
Accumulated other comprehensive income	11	4
Accumulated deficit	(324,344)	(313,256)

Total stockholders’ equity	99,531	109,085

Total liabilities and stockholders’ equity	$101,174	$111,999

See accompanying notes.

TARGACEPT, INC.

STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Operating revenues:
License fees and milestones from collaborations	$—	$—	$—	$—
Grant and other revenue	—	36	60	123

Net operating revenues	—	36	60	123
Operating expenses:
Research and development (including stock-based compensation of $15 and $464 for the three months ended June 30, 2015 and 2014, respectively; and $127 and $848 for the six months ended June 30, 2015 and 2014, respectively)	642	5,408	2,982	14,488
General and administrative (including stock-based compensation of $402 and $521 for the three months ended June 30, 2015 and 2014, respectively; and $741 and $962 for the six months ended June 30, 2015 and 2014, respectively)	2,747	2,867	6,134	5,630
Reduction in force (including stock-based compensation of $278 and $698 for the three and six months ended June 30, 2015, respectively)	874	—	2,030	—
Impairment of furniture and equipment	134	—	134	—

Total operating expenses	4,397	8,275	11,280	20,118

Loss from operations	(4,397)	(8,239)	(11,220)	(19,995)
Other income (expense):
Interest income	61	154	153	332
Interest expense	—	(6)	—	(15)

Total other income (expense)	61	148	153	317

Loss before taxes	(4,336)	(8,091)	(11,067)	(19,678)
Income tax expense	—	(45)	(21)	(3,457)

Net loss	$(4,336)	$(8,136)	$(11,088)	$(23,135)

Basic and diluted net loss per share	$(0.13)	$(0.24)	$(0.33)	$(0.69)

Weighted average common shares outstanding—basic and diluted	33,887,176	33,786,686	33,842,029	33,766,911

Net loss	$(4,336)	$(8,136)	$(11,088)	$(23,135)
Unrealized (loss) gain on available-for-sale securities, net	(12)	44	7	23

Comprehensive loss	$(4,348)	$(8,092)	$(11,081)	$(23,112)

See accompanying notes.

TARGACEPT, INC.

STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2015	2014
Operating activities
Net loss	$(11,088)	$(23,135)
Adjustments to reconcile net loss to net cash used in operating activities:
Recognition of deferred revenue	—	(123)
Amortization of premium on marketable securities, net	160	451
Depreciation and amortization	105	138
Stock-based compensation expense	1,566	1,810
Impairment of property and equipment	134	—
Income tax expense from other comprehensive income	21	45
Changes in operating assets and liabilities:
Current receivables	123	251
Other assets	406	9
Accounts payable and accrued expenses	(1,271)	(3,353)
Deferred revenue	—	148

Net cash used in operating activities	(9,844)	(23,759)

Investing activities
Purchase of investments in marketable securities	—	(7,146)
Proceeds from sale of investments in marketable securities	31,631	16,544
Proceeds from sale of property and equipment	20	21

Net cash provided by investing activities	31,651	9,419

Financing activities
Principal payments on long-term debt	—	(437)
Excess tax benefits from stock-based compensation	—	3,412
Proceeds from issuance of common stock, net	(39)	297

Net cash (used in) provided by financing activities	(39)	3,272

Net increase (decrease) in cash and cash equivalents	21,768	(11,068)
Cash and cash equivalents at beginning of period	56,430	54,485

Cash and cash equivalents at end of period	$78,198	$43,417

See accompanying notes.

TARGACEPT, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

June 30, 2015

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

On March 5, 2015 the Company announced entry into a definitive Agreement and Plan of Merger with Catalyst Biosciences, Inc. (“Catalyst”), which was subsequently amended on May 6 and May 13, 2015 (the “Merger Agreement”). Pursuant to the Merger Agreement, among other things, subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, a wholly-owned subsidiary of the Company will be merged with and into Catalyst, with Catalyst continuing as the surviving corporation and a wholly-owned subsidiary of the Company (the “Proposed Merger”). Immediately following the effective time of the Proposed Merger, existing Catalyst equity holders are expected to own approximately 58% of the capital stock of the combined company, and existing Targacept equity holders are expected to own approximately 42% of the capital stock of the combined company. Prior to the closing of the Proposed Merger, the Company also expects to distribute to its stockholders a dividend of approximately $37,000,000 in aggregate principal amount of non-interest bearing redeemable convertible notes, and approximately $19,000,000 in cash (the “Pre-Closing Dividend”). The notes would be convertible at the option of the noteholders at any time within thirty months after closing into shares of common stock of the combined company at a conversion rate of $9.19 per share, which represents 130% of the negotiated per share value of the Company’s assets following the anticipated Pre-Closing Dividend, adjusted to reflect the Company’s proposed 7-for-1 reverse stock split. If, in the future, the redeemable convertible notes are fully converted into common stock, the Company’s stockholders would own approximately 57% of the outstanding capital stock of the combined company on a pro forma basis as of the anticipated closing date.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Company’s audited financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2014. In the opinion of the Company’s management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of its financial position, operating results and cash flows for the periods presented have been included. Operating results for the three and six months ended June 30, 2015, are not necessarily indicative of the results that may be expected for the full year, for any other interim period or for any future year.

TARGACEPT, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS (continued)

June 30, 2015

2. Summary of Significant Accounting Policies (continued)

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

The following tables present the Company’s investments in marketable securities (including, if applicable, those classified on the Company’s balance sheet as cash equivalents) that are measured at fair value on a recurring basis as of June 30, 2015, and December 31, 2014, respectively:

June 30, 2015	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(in thousands)
U.S. Treasury and U.S. or state government agency-backed securities	$7,810	$—	$—
Corporate debt securities	—	13,870	—
Municipal bonds	—	647	—
Accrued interest	77	—	—

Total investments in marketable securities	$7,887	$14,517	$—

TARGACEPT, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS (continued)

June 30, 2015

2. Summary of Significant Accounting Policies (continued)

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

The Company determines the appropriate classification of marketable securities at the time of purchase and reevaluates its classification as of each balance sheet date. All marketable securities owned during the six months ended June 30, 2015 and June 30, 2014, were classified as available-for-sale. The cost of securities sold is based on the specific identification method. Investments in marketable securities are recorded as of each balance sheet date at fair value, with unrealized gains and, to the extent deemed temporary, unrealized losses included in stockholders’ equity. Interest and dividend income on investments in marketable securities, accretion of discounts and amortization of premiums and realized gains and losses are included in interest income in the statement of comprehensive income (loss).

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

June 30, 2015

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

TARGACEPT, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS (continued)

June 30, 2015

2. Summary of Significant Accounting Policies (continued)

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

Income Taxes

The Company uses the liability method in accounting for income taxes as required by ASC Topic 740, Income Taxes, or ASC 740. Under ASC 740, deferred tax assets and liabilities are recorded for operating loss and tax credit carryforwards and for the future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not that the assets will be realized. ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 requires interim income tax expense or benefit to be calculated using an estimated annual effective tax rate. If a reliable estimate of the annual effective tax rate cannot be made, the Company considers the effective tax rate for the year to date to be the best estimate. Accordingly, the income tax provisions for the three and six months ended June 30, 2015, were determined based on the actual year-to-date effective tax rate because a reliable estimate of the annual effective tax rate cannot be made. ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. The Company’s policy is to classify any interest recognized in accordance with ASC 740 as interest expense and to classify any penalties recognized in accordance with ASC 740 as an expense other than income tax expense.

TARGACEPT, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS (continued)

June 30, 2015

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Basic and diluted:
Net loss	$(4,336)	$(8,136)	$(11,088)	$(23,135)

Weighted average common shares - basic and diluted	33,887,176	33,786,686	33,842,029	33,766,911

Basic and diluted EPS	$(0.13)	$(0.24)	$(0.33)	$(0.69)

Common share equivalents consist of the incremental common shares that would be outstanding upon the exercise of stock options, calculated using the treasury stock method. For the three- and six-month periods ended June 30, 2015, and June 30, 2014, the Company excluded all common share equivalents from the calculation of Diluted EPS because the Company had a net loss in those periods. As a result, Diluted EPS is identical to Basic EPS for those periods. If the Company had been in a net income position for the three months ended June 30, 2015 and June 30, 2014, 3,046,993 and 4,785,391 shares, respectively, subject to outstanding stock options may have been included in the calculation of common share equivalents using the treasury stock method. If the Company had been in a net income position for the six months ended June 30, 2015 and June 30, 2014 3,420,839 and 4,873,288 shares, respectively, subject to outstanding stock options may have been included in the calculation of common share equivalents using the treasury stock method.

Common Stock and Stock-Based Compensation

During the six months ended June 30, 2015, the Company issued 31,900 shares of common stock upon the exercise of stock options. The Company issued 75,556 shares of common stock upon the exercise of stock options during the year ended December 31, 2014.

During the six months ended June 30, 2015, the Company granted to employees options to purchase an aggregate of 111,025 shares of common stock, of which 42,588 remain outstanding at June 30, 2015. The remaining stock options have an estimated aggregate fair value, using the Black-Scholes-Merton formula, of $61,000. The Company is recording this amount, as adjusted for forfeitures, as stock-based compensation on a straight line basis over 16 quarters beginning on the last day of the respective quarters in which the grants were made. During the three months ended June 30, 2015, the Company accelerated the vesting of 47,032 stock options and 61,600 stock awards upon the termination of employment of the respective award recipients resulting in $278,000 of stock-based compensation expense. During the six months ended June 30, 2015, the Company accelerated the vesting of 142,634 stock options and 125,050 stock awards upon the termination of employment of the respective award recipients resulting in $698,000 of stock-based compensation expense.

TARGACEPT, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS (continued)

June 30, 2015

2. Summary of Significant Accounting Policies (continued)

Accumulated Other Comprehensive Income or Loss

Accumulated other comprehensive income or loss, as presented in stockholders’ equity on the Company’s balance sheet, reflects the cumulative net unrealized gains or losses on available-for-sale securities for all periods. The table below reflects changes in accumulated other comprehensive income for the six months ended June 30, 2015, in thousands.

Accumulated other comprehensive income, January 1, 2015	$4
Unrealized loss on available-for-sale securities, net	(12)
Net realized gains on available-for-sale securities reclassified out of other comprehensive income	(2)
Income taxes	21

Accumulated other comprehensive income, June 30, 2015	$11

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

For an asset classified as held for sale, the Company considers the asset impaired when its carrying amount exceeds fair value less its cost to sell. Fair value is determined in the same manner as an impaired long-lived asset that is held and used.

The Company entered into the Merger Agreement during the six months ended June 30, 2015 (see Note 1). In preparing for the planned closing of the merger, the Company identified property and equipment that will not be utilized whether or not the Proposed Merger is completed. As a result, the Company has classified certain furniture as “assets held for sale” on its balance sheet as of June 30, 2015, assessed fair value based on Level 2 inputs and recorded an impairment loss of $134,000 in its statements of comprehensive income for the three and six months ended June 30, 2015.

TARGACEPT, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS (continued)

June 30, 2015

2. Summary of Significant Accounting Policies (continued)

Commitments and Contingencies

Under employment agreements with two former executive officers, the Company paid severance equal to each former executive’s respective regular base salary as of their respective termination date, for twelve months; their respective target bonus for 2015; and their respective health and life insurance benefits coverage provided to them as of their respective termination date, for twelve months. These payments and benefits, which represent an aggregate amount of $332,000 and $699,000 for the three and six months ended June 30, 2015, respectively, were recorded as reduction-in-force expense. In addition, the Company accelerated the vesting of 47,032 and 114,885, employee stock options, respectively, and 40,000 and 85,000 stock awards, respectively, awarded to the former executives, resulting in reduction-in-force expense of $242,000 and $560,000, respectively, for the three and six months ended June 30, 2015.

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers, or ASU 2014-09. ASU 2014-09 develops a common revenue standard for GAAP and International Financial Reporting Standards and supersedes most current revenue recognition guidance. ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and requires a company to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. In July 2015, the FASB deferred for one-year the effective date of the new revenue recognition standard. The new standard will become effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and can be adopted either retrospectively to each prior reporting period presented or as a cumulative effect adjustment as of the date of adoption. The Company is currently evaluating the impact that the implementation of ASU 2014-09 will have on the Company’s financial statements.

TARGACEPT, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS (continued)

June 30, 2015

3. Investments in Marketable Securities

The following is a reconciliation of amortized cost to fair value of available-for-sale marketable securities (including those classified on the Company’s balance sheet as cash equivalents) held at June 30, 2015, and December 31, 2014:

June 30, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Security type
Marketable Securities - Short term
U.S. Treasury and U.S. or state government agency-backed securities	$7,809	$1	$—	$7,810
Corporate debt securities	13,036	9	(2)	13,043
Municipal bonds	646	1	—	647
Accrued interest	76	—	—	76
Marketable Securities - Long term
Corporate debt securities - long term	825	2	—	827
Accrued interest	1	—	—	1

Total available-for-sale marketable securities	$22,393	$13	$(2)	$22,404

December 31, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Security type
Marketable Securities - Short term
U.S. Treasury and U.S. or state government agency-backed securities	$22,677	$9	$(1)	$22,685
Corporate debt securities	27,240	19	(4)	27,255
Municipal bonds	780	1	—	781
Accrued interest	234	—	—	234
Marketable Securities - Long term
Corporate debt securities	3,114	4	(1)	3,117
Municipal bonds	295	—	(1)	294
Accrued interest	7	—	—	7

Total available-for-sale marketable securities	$54,347	$33	$(7)	$54,373

As of June 30, 2015, the Company held investments in marketable securities with unrealized gains of $13,000 and unrealized losses of $2,000. For the investments in an unrealized loss position, the duration of the loss was less than 12 months and the investments are not considered to be other-than-temporarily impaired. The Company’s investments in marketable securities as of June 30, 2015, will reach maturity between July 2015 and December 2016, with a weighted average maturity date in November 2015.

4. Income Taxes

Because the Company has incurred cumulative net operating losses since inception, all tax years remain open to examination by U.S. federal, North Carolina and Massachusetts tax authorities. An

TARGACEPT, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS (continued)

June 30, 2015

4. Income Taxes (continued)

examination of the Company’s 2010 federal income tax return was completed in 2014 and resulted in an adjustment that increased taxable income for 2010 by $15,064,000, decreased taxable income for 2011 by $1,076,000, and decreased taxable income for 2012 by $13,988,000. The examination adjustment had no cumulative effect on federal net operating loss carryforwards. Exercises of stock options may result in tax deductions for stock-based compensation in excess of expense recorded for the stock options under GAAP. For interim periods within years for which taxable net income is forecasted, the Company recognizes the income tax benefit related to the excess tax deductions as an increase to capital in excess of par value, which based on ASC 740 results in an offsetting charge in the same amount to income tax expense. The examination adjustment to the Company’s 2010 federal income tax return resulted in the realization of an additional $3,412,000 of excess tax deductions and an offsetting charge to income tax expense for the six months ended June 30, 2014.

As of June 30, 2015, the Company had $3,915,000 remaining of cumulative tax deductions for periods of net loss from exercises of stock options in excess of expense recorded for the stock options under GAAP. The benefit of these excess tax deductions had not begun to be realized as of June 30, 2015, because the Company incurred operating losses in the years in which the respective stock options were exercised and has incurred cumulative net operating losses since inception. Accordingly, the tax benefit will not be recognized as an increase to capital in excess of par value unless and until the excess deductions reduce income taxes payable.

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

In March 2013, the Company and AstraZeneca amended the agreement to permit AstraZeneca to pursue development and commercialization of compounds it had licensed from the Company in any therapeutic area. Also in March 2013, AstraZeneca exercised its right to terminate TC-1734 from the collaboration. Under the agreement, AstraZeneca paid the Company an aggregate of $88,120,000,

TARGACEPT, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS (continued)

June 30, 2015

5. Collaboration Agreement (continued)

including the initial fee and payments upon the achievement of milestone events, to maintain option rights and for research services rendered in the completed preclinical research collaboration. This entire amount had been fully recognized into revenue in previous periods.

6. Reduction In Force

In the first quarter of 2015, the Company completed a reduction in force, which reduced the Company’s workforce by five employees, or approximately 28%. The Company further reduced its workforce by three employees, or 23%, in the second quarter of 2015. For the three and six months ended June 30, 2015, the Company recorded $874,000 and $2,030,000, respectively, in severance and other charges related to the reduction in force, of which none remains to be paid.

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

On March 5, 2015, we announced our entry into a definitive Agreement and Plan of Merger (the “Merger Agreement”) with Catalyst Biosciences, Inc. (“Catalyst”), which was subsequently amended on May 6, 2015 and May 13, 2015 (the “Merger Agreement”). Pursuant to the Merger Agreement, among other things, and subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, a wholly-owned subsidiary of ours will be merged with and into Catalyst, with Catalyst continuing as the surviving corporation and a wholly-owned subsidiary of ours (the “Proposed Merger”). Immediately following the effective time of the Proposed Merger, existing Catalyst equity holders are expected to own approximately 58% of the capital stock of the combined company, and existing Targacept equity holders are expected to own approximately 42% of the capital stock of the combined company. Prior to the closing of the Proposed Merger, we also expect to distribute to our stockholders a dividend of approximately $37 million in aggregate principal amount of non-interest bearing redeemable convertible notes and approximately $19 million in cash. The notes will be convertible into shares of the combined company’s common stock at any time within thirty months of closing at the noteholders’ discretion, at a conversion rate of $9.19 per share, which represents 130% of the negotiated per-share value of our assets following the anticipated Pre-Closing Dividend, as adjusted to reflect the Company’s planned 7-for-1 reverse stock split. If, in the future, the redeemable convertible notes are fully converted into the combined company’s common stock, Targacept stockholders would own approximately 57% of the outstanding capital stock of the combined company on a pro forma basis as of the anticipated closing date.

Catalyst is a clinical-stage biopharmaceutical company focused on creating and developing novel products based on engineered human proteases. Proteases are proteins that enzymatically cleave other proteins and are involved in a variety of biological processes. Proteases regulate several complex biological cascades, or sequenced biochemical reactions, including the coagulation cascade that controls bleeding (hemostasis) in hemophilia and non-hemophilia settings and the complement cascade that causes inflammation and tissue damage in certain diseases. Catalyst’s most advanced program is an improved next-generation coagulation Factor VIIa variant, which has completed a Phase 1 clinical trial evaluating safety and tolerability as well as pharmacokinetics, pharmacodynamics and coagulation activity in severe Hemophilia A and B patients. Pfizer, Inc. (“Pfizer”) conducted the Phase 1 clinical study pursuant to a research and license agreement with Catalyst, which Pfizer terminated effective June 1, 2015. Catalyst is also developing drug candidates for Hemophilia B (FIX), pro-coagulation (FXa) and complement disorders (anti-C3).

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

We completed a reduction in force in the fourth quarter of 2014, decreasing our workforce by 26% to 20 employees. During 2015, we have continued reducing our workforce, and had 10 employees remaining as of June 30, 2015. These reductions were made in order to align our resources with our short-term operating needs.

Except for a small number of periods in which we generated net income due primarily to the recognition into revenue of amounts received under collaboration agreements, we have not been profitable. As of June 30, 2015, we had an accumulated deficit of $324.3 million. We expect that we will incur losses in future periods as we incur merger related expenses and ongoing product development related expenses. Drug development, including clinical trials in particular, is time-consuming, expensive and may never yield a product that will generate revenue.

As a clinical-stage company, our revenues, expenses and results of operations are likely to fluctuate significantly from quarter to quarter and year to year. We believe that period-to-period comparisons of our results of operations should not be relied upon as indicative of our future performance.

Revenue

As of June 30, 2015, we had received $61.6 million in aggregate upfront fees and milestone payments under our collaboration agreement with AstraZeneca and recognized an additional $26.5 million in collaboration research and development revenue for research services that we provided in the preclinical research collaboration conducted under that agreement. We immediately recognized an aggregate of $32.6 million of the amounts received under the agreement for achievement of milestone events, because each event met the conditions required for immediate recognition under our revenue recognition policy. We deferred recognition of an aggregate of $29.0 million received under the agreement and have fully recognized these deferred amounts into revenue over the respective periods determined by our revenue recognition policy discussed in Note 2 to our unaudited financial statements included in this quarterly report.

From time to time we seek and are awarded grants or perform work under grants awarded to third-party collaborators from which we derive revenue. We are a subcontractor under a grant awarded to The California Institute of Technology by the National Institute on Drug Abuse, or NIDA, part of the National Institutes of Health, to fund research on innovative NNR-based approaches to the development of therapies for smoking cessation. Based on the terms of this arrangement, we were granted $148,000 in March 2014. Funding for awards under federal grant programs is subject to the availability of funds as determined annually in the federal appropriations process. In September 2014, we entered into a services agreement with a biopharmaceutical company, under which we provided certain clinical development and regulatory consulting services. Under the agreement, we recognized revenue of approximately $187,000 for our services over the term of the agreement, which expired by operation of its terms on February 28, 2015. We do not expect ongoing revenue from this agreement or other similar agreements.

Research and Development Expenses

Since our inception, we have focused our activities on drug discovery and development programs. Research and development expenses consist principally of charges for third-party services associated with our clinical-stage programs and preclinical research, salaries and other related costs for personnel in research and development functions and depreciation and other facility costs related to research and development functions. We record research and development expenses as they are incurred. Research and development expenses represented approximately 15% and 65% of our total operating expenses for the three months ended June 30, 2015 and June 30, 2014, respectively, and 26% and 72% for the six months ended June 30, 2015 and June 30, 2014, respectively.

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

Income Taxes

We have incurred cumulative net operating losses through June 30, 2015, and have not paid federal, state or foreign income taxes for any period since our inception. An IRS examination of our 2010 federal income tax return was completed in 2014 and resulted in an adjustment that increased taxable income for 2010 by $15.1 million, decreased taxable income for 2011 by $1.1 million and decreased taxable income for 2012 by $14.0 million. The cumulative adjustment had no effect on our federal net operating loss carryforwards. The application of U.S. generally accepted accounting principles, or GAAP, may for some periods result in non-cash income tax expense or benefit being reflected in our Statement of Comprehensive Income (Loss). As an example, exercises of stock options in periods of net income may result in tax deductions for stock-based compensation in excess of expense recorded for the stock options under GAAP, which are referred to as excess tax deductions. For interim periods within years for which net income is forecasted, we recognize the income tax benefit related to the excess tax deductions as an increase to capital in excess of par value and, based on Accounting Standards Codification ASC Topic 740, Income Taxes, record an offsetting charge in the same amount to income tax expense. The examination adjustment to our 2010 federal income tax return resulted in the realization of an additional $3.4 million of excess tax deductions and an offsetting charge to income tax expense for the six months ended March 31, 2014.

As of June 30, 2015, we had $3.9 million remaining of cumulative tax deductions for periods of net loss from exercises of stock options in excess of expense recorded for the stock options under GAAP. The benefit of these excess tax deductions had not begun to be realized as of June 30, 2015, because we have incurred cumulative net operating losses since inception. This benefit will not be recognized as an increase to capital in excess of par value until the excess deductions reduce income taxes payable.

As of June 30, 2015, we had net operating loss carryforwards of $258.6 million for federal income tax purposes and $241.7 million for state income tax purposes and we had research and development income tax credit carryforwards of $13.5 million for federal income tax purposes and $587,000 for state income tax purposes. The federal net operating loss carryforwards begin to expire in 2024. The state net operating loss carryforwards begin to expire in 2019. The federal and state research and development tax credits begin to expire in 2021. As a result of various factors, including the subjectivity of measurements used in the calculation of particular tax positions taken or that may in the future be taken in our tax returns, it is uncertain whether or to what extent we will be eligible to use the tax credits.

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

Fair Value

The carrying amounts of our cash and cash equivalents, investments in marketable securities, accounts receivable, accounts payable and accrued expenses are considered to be representative of their respective fair values due to their short-term natures and, in the case of short-term investments, their market interest rates. Likewise, the carrying amounts of our long-term debts are considered to be representative of their fair value due to their market interest rates. Cash that we do not expect to use to fund our short-term liquidity requirements is invested in corporate debt securities and municipal bonds rated at least A quality or equivalent, U.S. Treasury notes and bonds, U.S. and state government agency backed certificates and certificates of deposit. Our investments in marketable securities, are recorded at quoted market prices or observable market inputs and totaled $22.4 million at June 30, 2015.

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

Results of Operations

Three Months ended June 30, 2015 and 2014

Net Operating Revenues

	Three Months Ended June 30,
	2015	2014	Change
	(in thousands)
Operating revenues:
License fees and milestones from collaborations	$—	$—	$—
Grant and other revenue	—	36	(36)

Net operating revenues	$—	$36	$(36)

Net operating revenues for the three months ended June 30, 2015, decreased by $36,000 as compared to the three months ended June 30, 2014, as a result of a decrease in grant and other revenue. The grant and other revenue for the three months ended June 30, 2014, reflects funds we were awarded as a subcontractor under a grant to the California Institute of Technology.

Research and Development Expenses

	Three Months Ended June 30,
	2015	2014	Change
	(in thousands)

Research and development expenses	$642	$5,408	$(4,766)

Research and development expenses for the three months ended June 30, 2015, decreased by $4.8 million as compared to the three months ended June 30, 2014. The lower research and development expenses were principally attributable to a decrease of $2.9 million in costs incurred for third-party services associated with our clinical-stage programs to $283,000 for the 2015 period, from $3.2 million for the 2014 period. This decrease was principally due to lower costs related to our Phase 2b study of TC-5214 in overactive bladder and the Phase 2b study of TC-1734 in Alzheimer’s disease, both of which we completed in the third quarter of 2014. The decrease was also attributable to lower costs related to our exploratory clinical trial of TC-6499 in diabetic gastroparesis, which we completed in April 2015. The lower research and development expenses were also attributable to a decrease of $1.7 million in research and development-related operating costs, including infrastructure and compensation-related expenses for research and development personnel, to $360,000 for the 2015 period, from $2.1 million for the 2014 period.

The costs that we incurred for the three months ended June 30, 2015, and June 30, 2014, for third-party services in connection with research and development of clinical-stage product candidates are shown in the table below.

	Three Months Ended June 30,
	2015	2014	Change
	(in thousands)

TC-6499	$272	$632	$(360)
TC-5214 overactive bladder	14	2,532	(2,518)
TC-1734	3	583	(580)

We completed the exploratory clinical trial of TC-6499 in diabetic gastroparesis in April 2015, and we currently have no additional clinical studies planned. As a result, we expect that our program related research and development expenses for the remainder of 2015 will be substantially lower than expenses for the first half of 2015 and the comparable 2014 periods.

General and Administrative Expenses

	Three Months Ended June 30,
	2015	2014	Change
	(in thousands)

General and administrative expenses	$2,747	$2,867	$(120)

General and administrative expenses for the three months ended June 30, 2015, decreased by $120,000 as compared to the three months ended June 30, 2014. The lower costs for the 2015 period are primarily due to a decrease of $343,000 for patent related charges and a decrease of $529,000 for compensation related expenses for general and administrative personnel, resulting principally from fewer general and administrative employees and a lower value assigned to our stock-based compensation awards that vested during the period. These expenses are partially offset by legal, finance, business development and consulting expenses totaling $697,000 related to the Proposed Merger.

Reduction in Force

	Three Months Ended June 30,
	2015	2014	Change
	(in thousands)

Reduction in force	$874	$—	$874

As a result of the reduction in force we completed during the three months ended June 30, 2015, as discussed above, we recorded as expense $874,000 of severance charges, including $278,000 of non-cash stock based compensation.

Six Months ended June 30, 2015 and 2014

Net Operating Revenues

	Six Months Ended June 30,
	2015	2014	Change
	(in thousands)
Operating revenues:
License fees and milestones from collaborations	$—	$—	$—
Grant and other revenue	60	123	(63)

Net operating revenues	$60	$123	$(63)

Net operating revenues for the six months ended June 30, 2015, decreased by $63,000 as compared to the six months ended June 30, 2014, as a result of a decrease in grant and other revenue. The grant and other revenue for the six months ended June 30, 2014, reflects funds we were awarded as a subcontractor under a grant to the California Institute of Technology. The grant and other revenue for the six months ended June 30, 2015, reflects revenue earned under a services agreement with a biopharmaceutical company.

Research and Development Expenses

	Six Months Ended June 30,
	2015	2014	Change
	(in thousands)

Research and development expenses	$2,982	$14,488	$(11,506)

Research and development expenses for the six months ended June 30, 2015, decreased by $11.5 million as compared to the six months ended June 30, 2014. The lower research and development expenses were principally attributable to a decrease of $8.3 million in costs incurred for third-party services associated with our clinical-stage programs to $1.5 million for the 2015 period, from $9.8 million for the 2014 period. This decrease was principally due to lower costs related to our Phase 2b study of TC-5214 in overactive bladder and our Phase 2b study of TC-1734 in Alzheimer’s disease, both of which we completed in the third quarter of 2014. The lower research and development expenses were also attributable to a decrease of $2.9 million in research and development-related operating costs, including infrastructure and compensation-related expenses for research and development personnel, to $1.4 million for the 2015 period, from $4.3 million for the 2014 period, primarily due to the decrease in the number of research and development employees.

The costs we incurred for the six months ended June 30, 2015, and June 30, 2014, for third-party services in connection with research and development of clinical-stage product candidates are shown in the table below.

	Six Months Ended June 30,
	2015	2014	Change
	(in thousands)

TC-6499	$1,526	$1,220	$306
TC-5214 overactive bladder	13	7,300	(7,287)
TC-1734	8	1,541	(1,533)

General and Administrative Expenses

	Six Months Ended June 30,
	2015	2014	Change
	(in thousands)

General and administrative expenses	$6,134	$5,630	$504

General and administrative expenses for the six months ended June 30, 2015, increased by $504,000 as compared to the six months ended June 30, 2014. The higher costs for the 2015 period are primarily due to legal, finance, business development and consulting expenses totaling $1.9 million related to the Proposed Merger. These expenses are partially offset by a decrease of $482,000 in patent related expenses and a decrease of $855,000 in compensation related expenses for general and administrative personnel resulting principally from fewer general and administrative employees and a lower value assigned to our stock-based compensation awards that vested during the period.

Income Taxes

	Six Months Ended June 30,
	2015	2014	Change
	(in thousands)

Income taxes	$21	$3,457	$(3,436)

Income tax expense for the six months ended June 30, 2015, decreased by $3.4 million as compared to the six months ended June 30, 2014. The lower income tax expense was primarily attributable to an examination adjustment to our 2010 federal income tax return that resulted in the realization of an additional $3.4 million of excess tax deductions and an offsetting charge to income tax expense for the six months ended June 30, 2014.

Reduction in Force

	Six Months Ended June 30,
	2015	2014	Change
	(in thousands)

Reduction in force	$2,030	$—	$2,030

As a result of the reduction in force we completed during the six months ended June 30, 2015, as discussed above, we recorded as expense $2.0 million of severance charges, including $698,000 of non-cash stock based compensation.

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

Our cash, cash equivalents and investments in marketable securities were $100.6 million as of June 30, 2015, and $110.8 million as of December 31, 2014. As of June 30, 2015, we had $67.8 million of cash in bank depository accounts and institutional money market funds at Branch Banking and Trust Company, PNC Bank and Wells Fargo & Company. The majority of our remaining cash, cash equivalents and investments were invested as of June 30, 2015 in corporate debt securities and municipal bonds rated at least A quality or equivalent, U.S. Treasury notes and bonds, U.S. and state government agency-backed securities.

Cash Flows

	Six Months Ended June 30,
	2015	2014	Change
	(in thousands)

Net cash used in operating activities	$(9,844)	$(23,759)	$13,915
Net cash provided by investing activities	31,651	9,419	22,232
Net cash (used in) provided by financing activities	(39)	3,272	(3,311)

Net increrase (decrease) in cash and cash equivalents	$21,768	$(11,068)

Net cash used in operating activities for the six months ended June 30, 2015, decreased by $13.9 million as compared to the six months ended June 30, 2014. For the six months ended June 30, 2015, net cash used in operating activities was principally attributable to $9.0 million in payments made for research and development and general and administrative charges, which includes $1.7 million for amounts paid related to the Proposed Merger, and $1.3 million in severance and related payments. These payments are partially offset by $345,000 of amortization of premiums paid for available-for-sale securities, interest income from available-for-sale securities and other investment-related operating activities. For the six months ended June 30, 2014, net cash used in operating activities was principally attributable to $21.5 million in payments made for research and development and general and administrative charges and realization of $3.4 million of excess tax deductions for the six months ended June 30, 2014, recorded upon the completion, during 2014, of an examination of our 2010 federal income tax return. These cash outflows were partially offset by $831,000 of amortization of premiums paid for available-for-sale securities, interest income from available-for-sale securities and other investment-related operating activities.

Net cash provided by investing activities for the six months ended June 30, 2015, increased by $22.2 million over the same period in 2014. Cash provided by or used in investing activities reflects the portion of our cash that we allocate to, and the timing of purchases and maturities of, our investments in marketable securities and equipment purchases or dispositions. Our net sales of investments in marketable securities were $31.6 million and $9.4 million for the 2015 period and 2014 period, respectively.

Net cash provided by financing activities for the six months ended June 30, 2015 decreased by $3.3 million. The change reflects the realization of $3.4 million of stock-based compensation excess tax deductions for the six months ended June 30, 2014.

Funding Requirements

As of June 30, 2015, we had an accumulated deficit of $324.3 million and our cash and investments in marketable securities totaled $100.6 million. We currently expect our existing capital resources to be sufficient to fund our operations through the completion of the Proposed Merger. We do not plan to use our existing capital resources to fund the completion of the development of any of our product candidates. Our future capital requirements as a stand-alone company, if the Proposed Merger were not to be completed, are difficult to forecast and will depend on many factors, including:

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

The primary objectives of our investment activities are to preserve our capital and meet our liquidity needs to fund operations. We also seek to generate competitive rates of return from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of cash equivalents and investments in a variety of securities that are of high credit quality based on ratings from commonly relied upon rating agencies. As of June 30, 2015, we had cash, cash equivalents and investments in marketable securities of $100.6 million. Our cash, cash equivalents and investments in marketable securities may be subject to interest rate risk and could fall in value if market interest rates increase. However, because our cash is invested in accounts with market interest rates and because our cash equivalents and investments in marketable securities are traded in active markets, we believe that our exposure to interest rate risk is not significant and estimate that an immediate and uniform 10% increase in market interest rates from levels as of June 30, 2015, would not have a material impact on the total fair value of our portfolio.

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

(b) Changes in Internal Controls. No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2015, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors

The following risk factors section amends, restates and supersedes the risk factors section included in Part I, Item 1A of our 2014 Annual Report on Form 10-K. Our business, financial condition and operating results can be affected by a number of factors, whether currently known or unknown, including but not limited to those described below, any one or more of which could, directly or indirectly, cause our actual results of operations and financial condition to vary materially from past, or from anticipated future, results of operations and financial condition. Any of these factors, in whole or in part, could materially and adversely affect our business, financial condition, results of operations and common stock price. Further, the following risk factors do not include all risk factors that may be faced by the combined company, should the Proposed Merger be completed. A more comprehensive set of risk factors relating to the combined company is included in the Form S-4 filed with the SEC by us in connection with the Proposed Merger.

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

After the completion of the Proposed Merger, the current stockholders of Targacept will own a significantly smaller percentage of the combined company than their ownership of Targacept prior to the Proposed Merger. At the effective time of the Proposed Merger, our stockholders will collectively own approximately 42% of the outstanding shares of the combined company, based on shares of Targacept and Catalyst capital stock outstanding as of July 15, 2015 and assuming Catalyst’s net cash at closing meets the target set forth in the Merger Agreement. In addition, the seven-member Board of Directors of the combined company will initially be comprised of four current Catalyst directors and three current Targacept directors. Consequently, our stockholders will be able to exercise less influence over the management and policies of the combined company than they currently exercise over the management and policies of Targacept.

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

Pfizer’s termination of its research and license agreement with Catalyst has delayed the originally anticipated schedule for the closing of the Proposed Merger from the second quarter of 2015 to the third quarter of 2015. This delay will result in additional operating costs that will reduce the amount of the originally anticipated cash dividend to our stockholders in connection with the Proposed Merger. The Pfizer termination may also have other effects on the Proposed Merger and the combined company’s shareholders.

As we reported on April 6, 2015, Catalyst notified Targacept on April 1, 2015, that Pfizer would be exercising its right to terminate in its entirety the June 29, 2009, research and license agreement between Catalyst and Wyeth LLC (a wholly owned subsidiary of Pfizer), which governs the development and commercialization of Catalyst’s leading human Factor VIIa product candidate for the treatment of hemophilia and surgical bleeding indications, known as CB 813d/PF-05280602. On April 2, 2015, Pfizer provided Catalyst with its formal written notice of termination of the research and license agreement.

This development has delayed the anticipated closing date of the Proposed Merger, from the second quarter of 2015 to the third quarter of 2015. Targacept had originally anticipated a cash dividend to its shareholders, prior to the closing of the merger, of approximately $20.0 million. Given the delay in the closing date of the merger and associated operating costs incurred in the interim, the amount of this cash dividend is now likely to be approximately $19.0 million. This development may also require the combined company to raise additional financing in the capital markets sooner than originally planned, resulting in additional dilution to the combined company’s stockholders.

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

The success of the Proposed Merger will depend on, among other things, the combined company’s ability to achieve its business objectives, including the development and commercialization of its product candidates. If the combined company is not able to achieve these objectives, the anticipated benefits of the Proposed Merger may not be realized fully, may take longer to realize than expected, or may not be realized at all.

Targacept and Catalyst have operated and, until the completion of the Proposed Merger, will continue to operate independently. It is possible that the integration process could result in the loss of key employees, the disruption of each company’s ongoing business, or inconsistencies in standards, controls, procedures or policies that could adversely affect our ability to comply with reporting obligations as a public company, to satisfy our obligations to third parties or to achieve the anticipated benefits of the Proposed Merger. Integration efforts between the two companies will also divert management’s attention and resources. Any delays in the integration process or inability to realize the full extent of the anticipated benefits of the Proposed Merger could have an adverse effect on our business and the results of our operations. Such an adverse effect on our business may impact the value of the shares of the combined company’s common stock after the completion of the Proposed Merger.

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

In connection with the Proposed Merger, our stockholders will receive a Pre-Closing Dividend, which consists in part of approximately $37.0 million in aggregate principal amount of non-interest bearing redeemable convertible notes. The notes will be convertible at the option of the noteholders, at any time within 30 months following the closing into shares of the combined company at a conversion price of $9.19 per share, which represents 130% of the negotiated per-share value of our assets following the anticipated Pre-Closing Dividend, as adjusted to reflect our planned 7-for-1 reverse stock split. The combined company is expected to have a cash balance, exclusive of our close-out costs, of approximately $77.0 million upon closing of the Proposed Merger, including $37.0 million to be held in escrow for the benefit of the noteholders and the combined company. If all of the notes are redeemed for cash or are repaid upon maturity and not converted into stock of the combined company, the approximately $37.0 million of cash required to satisfy the redemption will not be available to fund the ongoing operations of the combined company. We cannot predict when or to what extent noteholders will elect to redeem or convert the principal under the notes, and decisions by noteholders by will be influenced by a variety of factors, including the trading price of the combined company’s common stock during the 30 months following the closing. If a substantial amount of the cash balance of the combined company is required to satisfy note redemptions, the combined company may need to raise additional capital in the future to fund operations sooner than it otherwise would. Additional capital required in the future may cause dilution of the stockholders of the combined company.

Many factors could prevent the combined company’s stock from being valued at the conversion price of the redeemable convertible notes during the 30-month period following the closing of the Proposed Merger, including delays in obtaining results from planned clinical studies, which would make the conversion of the notes economically unattractive.

Unless the value of the combined company’s stock increases by at least 30% above the negotiated per-share-value of the combined company’s common stock (as adjusted for the planned 7-for-1 reverse stock split) within thirty months following the closing of the Proposed Merger, the conversion of the redeemable convertible notes will not be economically attractive to the noteholder. Numerous factors could reduce the value of the combined company’s stock or, at least, prevent it from increasing at all, let alone to 30% above the conversion rate. These factors include the failure to complete, or delays in completing, clinical studies, or to achieve other milestones over the 30-month term of the notes. This may also result in the notes having less value over the course of their term.

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

We cannot assure you that we will complete the Proposed Merger in a timely manner or at all. The Merger Agreement is subject to many closing conditions and termination rights, including the right by either party to terminate if the Proposed Merger has not been completed by September 30, 2015, the condition that Targacept stockholders give the requisite approval to complete the merger and any of the transactions contemplated by the Merger Agreement at the Targacept stockholders’ meeting, and the right of either party to terminate based on a definitive agreement to effect a superior competing proposal. If the Merger Agreement is terminated under certain circumstances, Targacept or Catalyst will be required to pay the other party a termination fee of $3.22 million or $2.275 million, respectively. Our assets currently consist primarily of cash, cash equivalents and marketable securities, and our listing on the NASDAQ Global Select Market. If we do not complete the Proposed Merger, our board of directors may elect to attempt to complete another strategic transaction similar to the Proposed Merger. Such attempts will likely be costly and time consuming, and we cannot make any assurances that a future strategic transaction will occur on commercially reasonable terms or at all.

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

Our common stock is currently listed for trading on the NASDAQ Global Select Market. Immediately prior to the completion of the Proposed Merger, we will be required to meet the initial listing requirements to maintain the listing and continued trading of our shares on the NASDAQ Global Select Market. These initial listing requirements are more difficult to achieve than the continued listing requirements under which we are now trading. Based on information currently available to us, we anticipate that we will be unable to meet the $4.00 minimum bid price initial listing requirement at the closing of the Proposed Merger unless we effect our planned 7-for-1 reverse stock split. If we are unable to satisfy these requirements, NASDAQ may notify us that our stock will be subject to delisting from the NASDAQ Global Select Market. It is a condition to Catalyst’s obligation to complete the Proposed Merger that Targacept maintain the listing of its common stock on NASDAQ. In addition, oftentimes a reverse stock split will not result in a trading price for the affected common stock that is proportional to the ratio of the split. We believe that a reverse stock split will be in the best interest of the combined company and our stockholders. However, we cannot assure you that the implementation of the reverse stock split will have a positive impact on the price of our common stock.

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

Following the Proposed Merger, the concentration of the combined company’s capital stock ownership with its executive officers and directors, and their respective affiliates, will limit your ability to influence corporate matters.

Significant stockholders of the combined company, acting together, after completion of the Proposed Merger, will have the ability to affect matters submitted to its stockholders for approval, including the approval of significant transactions. This concentration of ownership may have the effect of delaying, deferring or preventing a strategic transaction, even if such a transaction would benefit other stockholders. As a result, the market price of the combined company’s common stock could be adversely affected.

Risks Related to our Business

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

Certain stockholders of ours collectively beneficially own or control approximately 41% of Targacept’s outstanding common stock as of July 15, 2015 and, acting together, have the ability to affect matters submitted to our stockholders for approval, including the approval of significant transactions, like the Proposed Merger. This concentration of ownership may have the effect of delaying, deferring or preventing a strategic transaction, even if such a transaction would benefit other stockholders.

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

As of June 30, 2015, we had an accumulated deficit of $324.3 million. We had a net loss of $11.1 million for the six months ended June 30, 2015, and net losses of $32.6 million and $46.7 million for the years ended December 31, 2014 and December 31, 2013, respectively. Our losses for other periods have historically resulted principally from costs incurred in connection with our research and development activities, including clinical trials, and from general and administrative expenses associated with our operations. We expect to continue to incur losses for future periods. As a result, following the completion of the Proposed Merger, the combined company will need to generate significant revenues to achieve profitability in the future or, if it does achieve profitability for any particular period, to sustain or grow our profitability on a quarterly or annual basis.

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

Because of the extensive time required for development, testing and regulatory review of a new drug, it is possible that any patent covering one of our product candidates may expire before the product candidate can be commercialized or remain in force for only a short period following initial commercialization. In either case, any advantages of the patent would be limited. The patent laws of various foreign countries may not protect our intellectual property to the same extent as the laws of the United States. Changes either in patent laws or in interpretations or enforcement of patent laws in the United States and other countries may diminish the value of our intellectual property or narrow the scope of our patent protection.

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

Anti-takeover provisions of our charter documents and provisions of Delaware law may make an acquisition more difficult and could result in the entrenchment of management.

We are incorporated in Delaware. Anti-takeover provisions of Delaware law and our charter documents may make a change in control or efforts to remove management more difficult. Also, under Delaware law, our board of directors may adopt additional anti-takeover measures. The existence of the following provisions of Delaware law and our restated certificate of incorporation and amended and restated bylaws could limit the price that investors might be willing to pay in the future for shares of our common stock.

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

TARGACEPT, INC.

Date: July 31, 2015	/s/ Stephen A. Hill
Stephen A. Hill
President and Chief Executive Officer
(Principal Executive Officer)

Date: July 31, 2015	/s/ Mauri K. Hodges
Mauri K. Hodges
Vice President, Finance and Administration, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

2.1(a)	Agreement and Plan of Merger dated as of March 5, 2015, by and among Targacept, Catalyst Biosciences, Inc. and Talos Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on March 6, 2015)

2.1(b)	Amendment No. 1 to Agreement and Plan of Merger by and among Targacept, Talos Merger Sub, Inc., and Catalyst dated May 6, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on May 12, 2015)

2.1(c)	Amendment No. 2 to Agreement and Plan of Merger by and among Targacept, Talos Merger Sub, Inc., and Catalyst dated May 13, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on May 14, 2015)

3.1	Bylaws of Targacept, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on March 6, 2015)

10.1	Form of Targacept Voting Agreement dated as of March 5, 2015, entered into by and among Targacept, Catalyst and certain stockholders of Targacept (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on March 6, 2015)

10.2	Form of Catalyst Voting Agreement dated as of March 5, 2015, entered into by and among Catalyst, Targacept and certain stockholders of Catalyst (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, as filed with the SEC on March 6, 2015)

10.3	Form of Lock-Up Agreement dated as of March 5, 2015, entered into by and among Catalyst, Targacept and certain stockholders of Catalyst (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, as filed with the SEC on March 6, 2015)

10.4	Form of Targacept Voting Agreement dated as of May 13, 2015 entered into by and among Targacept, Catalyst and certain stockholders of Targacept, as amended (incorporated by reference to Exhibit 10.2 to the Targacept’s Current Report on Form 8-K, as filed with the SEC on May 14, 2015)

10.5	Form of Catalyst Voting Agreement dated as of May 13, 2015 entered into by and among Catalyst, Targacept and certain stockholders of Catalyst, as amended (incorporated by reference to Exhibit 10.3 to the Targacept’s Current Report on Form 8-K, as filed with the SEC on May 14, 2015)

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets as of June 30, 2015 and December 31, 2014 (Unaudited); (ii) the Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2015 and 2014 (Unaudited); (iii) the Statements of Cash Flows for the six months ended June 30, 2015 and 2014 (Unaudited); and (iv) the Notes to Unaudited Financial Statements.