Form 10-Q
period 2016-03-31
CATALYST BIOSCIENCES, INC.
filed 2016-05-05
CIK 1124105

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of April 29, 2016, the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 11,430,108

CATALYST BIOSCIENCES, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Catalyst Biosciences, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except shares and per share amounts)

	March 31, 2016	December 31, 2015
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$20,580	$29,096
Short-term investments	7,087	3,402
Restricted cash	30,988	33,794
Deposits	170	133
Accounts receivable	448	492
Prepaid and other current assets	1,463	1,781

Total current assets	60,736	68,698
Restricted cash, noncurrent	125	125
Property and equipment, net	682	698

Total assets	$61,543	$69,521

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$717	$939
Accrued compensation	619	926
Other accrued liabilities	401	535
Deferred revenue, current portion	438	438
Deferred rent, current portion	24	19
Redeemable convertible notes	30,936	33,743
Derivative liability	196	1,156

Total current liabilities	33,331	37,756
Deferred revenue, noncurrent portion	183	292
Deferred rent, noncurrent portion	40	48

Total liabilities	33,554	38,096

Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares and 0 shares authorized and outstanding at March 31, 2016 (unaudited) and December 31, 2015;	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized at March 31, 2016 (unaudited) and December 31, 2015; 11,430,108 and 11,430,085 shares issued and outstanding at March 31, 2016 (unaudited) and December 31, 2015	11	11
Additional paid-in capital	162,603	162,450
Accumulated other comprehensive income	4	1
Accumulated deficit	(134,629)	(131,037)

Total stockholders’ equity	27,989	31,425

Total liabilities and stockholders’ equity	$61,543	$69,521

The accompanying notes are an integral part of these condensed consolidated financial statements.

Catalyst Biosciences, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except shares and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Contract revenue	$109	$672
Operating expenses:
Research and development	2,286	1,383
General and administrative	2,395	2,321

Total operating expenses	4,681	3,704

Loss from operations	(4,572)	(3,032)
Interest and other income, net	980	174

Net loss	$(3,592)	$(2,858)

Net loss per common share, basic and diluted	$(0.31)	$(7.67)

Shares used to compute net loss per common share, basic and diluted	11,430,106	372,489

The accompanying notes are an integral part of these condensed consolidated financial statements.

Catalyst Biosciences, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Net loss	$(3,592)	$(2,858)
Other comprehensive income (loss):
Unrealized gain on available-for-sale securities	3	—

Total comprehensive loss	$(3,589)	$(2,858)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Catalyst Biosciences, Inc.

Condensed Consolidated Statement of Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount

Balance at December 31, 2015	11,430,085	$11	$162,450	$1	$(131,037)	$31,425
Stock-based compensation expense associated with vesting of stock awards	—	—	153	—	—	153
Conversion of redeemable convertible notes to common stock	23	—	—	—	—	—
Unrealized gain on available-for-sale securities	—	—	—	3	—	3
Net loss	—	—	—	—	(3,592)	(3,592)

Balance at March 31, 2016	11,430,108	$11	$162,603	$4	$(134,629)	$27,989

The accompanying notes are an integral part of these condensed consolidated financial statements.

Catalyst Biosciences, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Operating Activities
Net loss	$(3,592)	$(2,858)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	153	44
Depreciation and amortization	105	113
Gain on extinguishment of redeemable convertible notes	(85)	—
Change in fair value of warrant liability	—	(78)
Change in fair value of derivative liability	(875)	—
Changes in operating assets and liabilities:
Accounts receivable	44	(287)
Prepaid and other current assets	281	(247)
Accounts payable	(222)	568
Accrued compensation and other accrued liabilities	(441)	463
Deferred rent	(3)	(26)
Deferred revenue	(109)	(672)

Net cash flows used in operating activities	(4,744)	(2,980)

Investing Activities
Proceeds from maturities of investments	—	278
Purchase of investments	(3,682)	—
Change in restricted cash	(1)	(57)
Purchases of property and equipment	(89)	—

Net cash flows (used in) provided by investing activities	(3,772)	221

Financing Activities
Release of restricted cash due to conversion and redemption of redeemable convertible notes	2,807	—
Payments for the redemption of redeemable convertible notes	(2,807)	—
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	3,271
Proceeds from the exercise of common stock options	—	13

Net cash flows provided by financing activities	—	3,284

Net increase (decrease) in cash and cash equivalents	(8,516)	525
Cash and cash equivalents at beginning of period	29,096	1,544

Cash and equivalents at end of period	$20,580	$2,069

The accompanying notes are an integral part of these condensed consolidated financial statements

Catalyst Biosciences, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	Nature of Operations

Catalyst Biosciences, Inc. (the “Company” or “Catalyst”), is a clinical-stage biotechnology company focused on engineering proteases as therapeutics for hemophilia, hemostasis and complement-mediated diseases. Its facilities are located in South San Francisco, California and it operates in one segment. The Company’s current customers, engaged principally through collaborations are other pharmaceutical and biotechnology companies, who are also engaged in developing and commercializing therapies for patients in the areas of hemophilia and complement-mediated diseases.

Prior to August 20, 2015, the name of the Company was Targacept, Inc. On August 20, 2015, Targacept completed its business combination with “Old Catalyst” in accordance with the terms of an Agreement and Plan of Merger, dated as of March 5, 2015, as amended on May 6 and May 13, 2015 (the “Merger Agreement”), by and among Targacept, Talos Merger Sub, Inc. (“Merger Sub”) and Old Catalyst, pursuant to which Merger Sub merged with and into Old Catalyst, with Old Catalyst surviving as a wholly-owned subsidiary of Targacept (the “Merger”). Also on August 20, 2015, in connection with, and prior to the completion of, the Merger, Targacept effected a 7-for-1 reverse stock split of its common stock (the “Reverse Stock Split”) and changed its name from Targacept, Inc. to Catalyst Biosciences, Inc. Following the completion of the merger, the business conducted by the Company became primarily the business conducted by Old Catalyst described in the paragraph above. We refer in this Quarterly Report on Form 10-Q to the business combination as the “merger,” to the Company prior to the merger as “Targacept” and to our subsidiary as “Old Catalyst,” and discussions of historical results reflect the results of Old Catalyst prior to the completion of the merger and do not include the historical results of Targacept prior to the completion of the merger.

On August 19, 2015, prior to and in connection with the merger, the Company paid a dividend to the Targacept holders consisting of cash and non-interest bearing redeemable convertible notes (the “Pre-Closing Dividend”), see Note 6 for further detail. In connection with the Pre-Closing Dividend and the reverse-stock split, the Company adjusted the number of shares subject to each outstanding option to purchase its common stock. On August 20, 2015, upon the completion of the merger, the Company issued shares of its common stock to Old Catalyst stockholders in exchange for each share of Old Catalyst common stock outstanding immediately prior to the merger and assumed all of the outstanding options and warrants of Old Catalyst, with such options and warrants henceforth representing the right to purchase a number of shares of the Company’s common stock. All preferred stock and warrants were converted to common stock and warrants to purchase common stock upon the closing of the Merger.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The Company’s condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and following the requirements of the Securities and Exchange Commission (the “SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair statement of the Company’s financial information. These interim results and cash flows for any interim period are not necessarily indicative of the results to be expected for the full year.

The accompanying condensed consolidated financial statements and related financial information should be read in conjunction with the consolidated financial statements filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 (“Annual Report”).

The Company’s significant accounting policies are included in “Part II - Item 8 - Financial Statements and Supplementary Data - Note 2 – Summary of Significant Accounting Policies” in the Company’s Annual Report. There have been no significant changes to these accounting policies during the first three months of 2016.

3.	Fair Value Measurements

For a description of the fair value hierarchy and our fair value methodology, see “Part II - Item 8 - Financial Statements and Supplementary Data - Note 2 – Summary of Significant Accounting Policies” in the Company’s Annual Report. There were no significant changes in these methodologies during the three months ended March 31, 2016. As of March 31, 2016 and December 31, 2015, the Company’s highly liquid money market funds included within cash equivalents and restricted cash including deposit in an escrow account are financial assets that are valued using Level 1 inputs. The Company classifies its municipal bonds and corporate notes as Level 2.

Catalyst Biosciences, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Level 2 inputs for the valuations are limited to quoted prices for similar assets or liabilities in active markets and inputs other than quoted prices that are observable for the asset or liability. There were no transfers in or out of Level 1 and Level 2 during the periods presented.

Liabilities that are measured at fair value consist of the derivative liability that utilize Level 3 inputs. There were no transfers in or out of Level 3 during the periods presented.

The following tables present the fair value hierarchy for assets and liabilities measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015 (in thousands):

	March 31, 2016
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds(3)	$19,762	$—	$—	$19,762
Restricted cash (money market funds)(1)	31,113	—	—	31,113
U.S. government agency securities(2)	6,411	—	—	6,411
Municipal bonds(2)	—	295	—	295
Corporate notes(2)	—	381	—	381

Total financial assets	$57,286	$676	$—	$57,962

Financial liabilities:
Derivative liability	$—	$—	$196	$196

Total financial liabilities	$—	$—	$196	$196

(1)	$31.0 million of restricted cash in the Indenture serves as full collateral for the redeemable convertible notes and $125,000 of restricted cash serves as collateral for the Company’s corporate credit card and deposit for its facility lease.
(2)	Included in Short Term Investments on accompanying condensed consolidated balance sheet.
(3)	Included in Cash and Cash Equivalents on accompanying condensed consolidated balance sheet.

	December 31, 2015
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds(3)	$28,927	$—	$—	$28,927
Restricted cash (money market funds)(1)	33,919	—	—	33,919
Municipal bonds(2)	—	296	—	296
Corporate notes(2)	—	3,106	—	3,106

Total financial assets	$62,846	$3,402	$—	$66,248

Financial liabilities:
Derivative liability	$—	$—	$1,156	$1,156

Total financial liabilities	$—	$—	$1,156	$1,156

(1)	$33.8 million of restricted cash in the Indenture serves as full collateral for the redeemable convertible notes and $125,000 of restricted cash serves as collateral for the Company’s corporate credit card and deposit for its facility lease.
(2)	Included in Short Term Investments on accompanying condensed consolidated balance sheet.
(3)	Included in Cash and Cash Equivalents on accompanying condensed consolidated balance sheet.

The fair value of the derivative liability is measured using the Black-Scholes option-pricing valuation model. Inputs used to determine the estimated fair value of the conversion option include the fair value of the underlying common stock at the valuation measurement date, the remaining contractual term of the conversion option, risk-free interest rates, and expected dividends on and expected volatility of the price of the underlying common stock. In addition, the Company estimated the convertible redeemable note exchange rate based on an analysis of its actual exchange of notes for cash redemption or exchange of notes for conversion to common stock. See Note 6 for further detail.

Catalyst Biosciences, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents the activity for the derivative liability measured at estimated fair value using unobservable inputs as of March 31, 2016 (in thousands):

Derivative Liability
Balance as of December 31, 2015	$1,156
Change in fair value included in interest and other income	(875)
Gain on extinguishment of redeemable convertible notes	(85)

Balance as of March 31, 2016	$196

The estimated reporting date fair value-based measurement of the derivative liability was calculated using the Black-Scholes valuation model, based on the following weighted-average assumptions for the three months ended March 31, 2016:

Three Months Ended March 31,
2016
Expected term	1.76 years
Expected volatility	82.5%
Risk-free interest rate	0.73%
Expected dividend yield	0%

4.	Financial Instruments

Cash equivalents, restricted cash and short-term and long-term investments, all of which are classified as available-for-sale securities, consisted of the following (in thousands):

March 31, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$19,762	$—	$—	$19,762
Restricted cash (money market funds)	31,113	—	—	31,113
U.S. government agency securities	6,408	3	—	6,411
Municipal bonds	295	—	—	295
Corporate notes	380	1	—	381

Total financial assets	$57,958	$4	$—	$57,962

Classified as:
Cash and cash equivalents				$19,762
Restricted cash (money market funds)				31,113
Short-term investments				7,087

				$57,962

Catalyst Biosciences, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

December 31, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$28,927	$—	$—	$28,927
Restricted cash (money market funds)	33,919	—	—	33,919
Municipal bonds	295	1	—	296
Corporate notes	3,106	1	(1)	3,106

Total financial assets	$66,247	$2	$(1)	$66,248

Classified as:
Cash and cash equivalents				$28,927
Restricted cash (money market funds)				33,919
Short-term investments				3,402

				$66,248

As of March 31, 2016, the remaining contractual maturities of available-for-sale securities were less than one year. There have been no significant realized gains or losses on available-for-sale securities for the periods presented.

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

For the three months ended March 31, 2016 and 2015, the Company recognized interest expense of $0 related to the accrued interest and amortization of the debt discount within interest expense on the Company’s consolidated statement of operations.

In conjunction with the second closing in June 2015 of the Series F convertible preferred stock financing, Old Catalyst and the majority holders of the notes amended the notes such that the closing constituted a qualified financing and, accordingly, the total outstanding principal amount of the Notes of $1.9 million and all unpaid accrued interest of $0.03 million, were converted into 1,511,723 shares of Series F convertible preferred stock and warrants for the purchase of 372,045 shares of Series F convertible preferred stock were issued to the Notes holders in connection with the conversion of the Notes to Series F convertible preferred stock. All preferred stock and warrants were converted to common stock and warrants to purchase common stock upon the closing of the Merger.

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

6.	Redeemable Convertible Notes

On August 19, 2015, immediately prior to the merger, the Company issued to Targacept stockholders non-interest bearing redeemable convertible notes (the “Notes”) in the aggregate principal amount of $37.0 million, which was approximately $1.08 per share of the Company’s common stock as of the record date, or $7.56 per share after giving effect to the Reverse Stock Split (the “Pre-Closing Dividend”). The Notes do not bear interest. The principal amount of the Notes are convertible, at the option of each noteholder, into cash or into shares of the Company’s common stock at a conversion rate of $9.19 per share (after taking into account the Reverse Stock Split), and are payable in cash, if not previously redeemed or converted, at maturity on February 19, 2018, the 30-month anniversary of the closing of the issuance of the Notes.

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

The conversion to common stock feature of the Notes was determined to be a derivative liability requiring bifurcation and separate accounting. The fair value of such conversion feature at issuance was determined to be $1.5 million. The Company initially estimated the fair value of the conversion option using the Black-Scholes option-pricing valuation model with the following assumptions: expected term of 2.25 years, risk-free interest rate of 0.84%, expected volatility of 70.0%, anticipated future exchange rate of the Notes and a dividend yield of 0%.

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

For the three months ended March 31, 2016 and 2015, the Company did not recognize interest expense related to the amortization of the debt discount within interest expense on the Company’s consolidated statement of operations as the redeemable convertible notes are immediately fully redeemable at the option of the holders.

As of March 31, 2016, $5.8 million of the Notes were redeemed and $0.3 million of the Notes were converted into common stock. The Company recognized $0.1 million of gain on the extinguishment of Notes upon the redemption of the Notes during the three months ended March 31, 2016.

7.	Stock Based Compensation

The Company assumed all of the outstanding options under Old Catalyst’s 2004 Stock Plan (the “Catalyst Plan”) and all of the standalone options of Old Catalyst that were not issued under the Catalyst Plan, in each case whether or not vested, outstanding immediately prior to the Merger, with such options henceforth representing the right to purchase that number of shares of the Company’s common stock equal to 0.0382 multiplied by the number of shares of Old Catalyst common stock previously represented by such options. For accounting purposes, however, the Company is instead deemed to have assumed all of the options under the Targacept, Inc. 2000 Equity Incentive Plan and the 2006 Stock Incentive Plan and all of the standalone options of Targacept that were not issued under such plans outstanding immediately prior to the Merger (such plans and options, together with the Catalyst Plan and the standalone Catalyst options, the “Plans”), in addition to the Company’s 2015 Stock Incentive Plan (as subsequently amended and restated). No additional grants were made from the Old Plans on or after the Merger Effective Date.

Catalyst Biosciences, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table summarizes stock option activity under the Plans including stock options granted to non-employees, and related information:

	Number of Shares Underlying Outstanding Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)
Outstanding — December 31, 2015	2,199,509	$9.84	4.51
Options granted	11,500	$2.17
Options exercised	—	$—
Options canceled	—	—
Options forfeited	(3,815)	$4.68

Outstanding — March 31, 2016	2,207,194	$9.81	4.28

Exercisable — March 31, 2016	1,604,253	$11.80	2.32

Vested and expected to vest — March 31, 2016	2,148,017	$9.95	4.14

Valuation Assumptions

The Company estimated the fair value of stock options granted using the Black-Scholes option-pricing formula and a single option award approach. This fair value is being amortized ratably over the requisite service periods of the awards, which is generally the vesting period. The fair value of employee stock options was estimated using the following weighted-average assumptions for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
Employee Stock Options:
Risk-free interest rate	1.57%	1.42%
Expected term (in years)	6.04	5.44
Dividend yield	—	—
Volatility	73.28%	65.24%

Weighted-average fair value of stock options granted	$1.41	$1.79

Total stock-based compensation recognized was as follows (in thousands):

	Three Months ended March 31
	2016	2015
Research and development	$50	$11
General and administrative	103	33

Total stock-based compensation	$153	$44

As of March 31, 2016, the Company had unrecognized employee stock-based compensation expense of $1.5 million, related to unvested stock awards, which is expected to be recognized over an estimated weighted-average period of 3.18 years.

Catalyst Biosciences, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

8.	Collaborations

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

Contract revenue related to the agreement with Pfizer was zero and $0.6 million during the three months ended March 31, 2016 and 2015, respectively.

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

Contract revenue of $0.1 million for both the three months ended March 31, 2016 and 2015, reflected the amortization of the up-front fee over the estimated period of the Company’s performance obligations under the agreement, which was assessed to be four years beginning in September 2013 when the agreement was executed. The deferred revenue balance related to the ISU Abxis collaboration was $0.6 million and $0.7 million as of March 31, 2016, and December 31, 2015, respectively.

Catalyst Biosciences, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

9.	Net Loss per Share

The following table sets forth the computation of the basic and diluted net loss per share during the three months ended March 31, 2016 and 2015 (in thousands, except share and per share data):

	Three Months Ended, March 31,
	2016	2015
Net loss, basic and diluted	$(3,592)	$(2,858)

Weighted-average number of shares used in computing net loss per share, basic and diluted	11,430,106	372,489

Net loss per share, basic and diluted	$(0.31)	$(7.67)

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

	March 31,	December 31,
	2016	2015
Options to purchase common stock	2,208,575	2,200,890
Common stock warrants	180,954	180,954
Redeemable convertible notes	3,366,340	3,671,745

Total	5,755,869	6,053,589

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless otherwise indicated, in this Quarterly Report on Form 10-Q, (i) references to “Catalyst,” “we,” “us,” “our” or the “Company” mean Catalyst Biosciences, Inc. and our subsidiaries. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes that appear in this Quarterly Report on Form 10-Q (“Report”).

In addition to historical information, this Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are identified by words such as “believe,” “will,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “predict,” “could,” “potentially” or the negative of these terms or similar expressions. You should read these statements carefully because they discuss future expectations, contain projections of future results of operations or financial condition, or state other “forward-looking” information. These statements relate to our future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. For example, forward-looking statements include any statements regarding the strategies, prospects, plans, expectations or objectives of management for future operations, the progress, scope or duration of the development of product candidates or programs, the benefits that may be derived from product candidates or the commercial or market opportunity in any target indication, our ability to protect intellectual property rights, our anticipated operations, financial position, revenues, costs or expenses, statements regarding future economic conditions or performance, statements of belief and any statement of assumptions underlying any of the foregoing. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in this report in Part II, Item 1A — “Risk Factors,” elsewhere in this Report and in Part I - Item 1A – “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 (“Annual Report”). Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. These statements, like all statements in this report, speak only as of their date, and we undertake no obligation to update or revise these statements in light of future developments. We caution investors that our business and financial performance are subject to substantial risks and uncertainties.

Overview

We are a clinical-stage biopharmaceutical company focused on creating and developing novel medicines to address serious medical conditions. To date, we have focused our product development efforts in the fields of hemostasis, including the treatment of hemophilia and surgical bleeding, and inflammation, including the prevention of delayed graft function (“DGF”) in renal transplants and the treatment of dry age-related macular degeneration (“Dry AMD”), a condition that can cause visual impairment or blindness for which there are no approved treatments. Our most advanced program is an improved next-generation coagulation Factor VIIa variant, CB 813d, which has successfully completed a Phase 1 clinical trial in severe hemophilia A and B patients. In addition to our lead Factor VIIa program, we have two other next-generation coagulation factors, a Factor IX variant, CB 2679d/ISU 304, which is in advanced preclinical development, and several Factor Xa variants that have demonstrated efficacy and safety in preclinical animal models. Proteases regulate several complex biological cascades, or sequenced biochemical reactions, including the coagulation cascade that controls bleeding (hemostasis) in hemophilia and non-hemophilia settings and the complement cascade that causes inflammation and tissue damage in certain diseases.

Our most advanced program is an improved next-generation coagulation Factor VIIa variant, CB 813d, which has completed a Phase 1 clinical trial evaluating safety and tolerability as well as pharmacokinetics, pharmacodynamics and coagulation activity in severe hemophilia A and B patients. Based on our research, we estimate annual worldwide sales in 2014 for FDA-approved Factor VIIa products were approximately $1.6 billion. In addition to our lead Factor VIIa program, we have a Factor IX variant, CB 2679d/ISU 304, which is in advanced preclinical development, and several Factor Xa variants, for which we have delayed initiating further research studies so that we can focus our efforts and resources on advancing CB 813d, our next generation Factor VIIa, and CB 2679d, our next-generation FIX, through Phase 2/3 and Phase 1/2 clinical trials, respectively. In addition to intravenous (“IV”) dosing, the substantially enhanced potency of CB 813d and CB 2679d/ISU 304 may allow efficacious prophylaxis for hemophilia inhibitor patients (CB 813d) or hemophilia B patients (CB 2679d/ISU 304), respectively, using subcutaneous (“SC”) administration, thereby achieving significant differentiation versus competing IV therapeutics, particularly for pediatric patients. Consequently, the Company intends to evaluate SC dosing of CB 813d and CB 2679d/ISU 304 in preclinical models and, if appropriate, in clinical trials. Based on our research, we estimate annual worldwide sales in 2014 for FDA-approved Factor IX and Factor Xa-containing products were approximately $1.8 billion.

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

In September 2013, we entered into a license and collaboration agreement with ISU Abxis pursuant to which we licensed our proprietary human Factor IX products to ISU Abxis for initial development in South Korea. Under the agreement, ISU Abxis is responsible for development and manufacturing of the licensed products through Phase 1/2 clinical trials. Until the completion of Phase 1 development, ISU Abxis also has a right of first refusal with respect to commercialization rights for the licensed products in South Korea. ISU Abxis paid us an up-front signing fee of $1.75 million and is obligated to pay to us contingent milestone-based payments on the occurrence of certain defined development events, none of which have been achieved as of March 31, 2016. Collaboration and license revenue related to the ISU Abxis agreement during both the three months ended March 31, 2016 and 2015 was $0.1 million, which reflects the amortization of the up-front fee over the estimated period of our performance obligations, which are estimated to conclude in August 2017. We had a deferred revenue balance of $0.6 million as of March 31, 2016 related to the ISU Abxis collaboration.

On August 20, 2015, we completed the business combination between Old Catalyst and Targacept in accordance with the terms of the Agreement and Plan of Merger, dated as of March 5, 2015, as amended on May 6 and May 13, 2015 (the “Merger Agreement”). Also on August 20, 2015, in connection with, and prior to the completion of, the merger, we effected a 7-for-1 reverse stock split of our common stock (the “Reverse Stock Split”) and changed our name to “Catalyst Biosciences, Inc,” discussed in “Part II - Item 8 - Consolidated Notes to the Financial Statements- Note 7 - Reverse Merger” in the Annual Report.

We have no products approved for commercial sale and have not generated any revenue from product sales. From inception to March 31, 2016, we have raised net cash proceeds of approximately $217.4 million, primarily from private placements of convertible preferred stock and the proceeds from the merger in addition to issuances of shares of common stock and warrants and payments received under collaboration agreements. The cash proceeds raised do not include the redeemable convertible notes, which are held in restricted cash.

We have never been profitable and have incurred significant operating losses in each year since inception. Our net losses were $3.6 million and $2.9 million for the three months ended March 31, 2016 and 2015, respectively. As of March 31, 2016, we had an accumulated deficit of $134.6 million. Substantially all of our operating losses resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. Our operating costs have decreased since 2012 due to the termination of the research activities under the Pfizer agreement and other agreements, a restructuring of our operations that included a reduction in work force, and the focusing of our research programs.

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

Financial Operations Overview

Contract Revenue

Our contract revenue was generated by recognizing revenue from the amortization of up-front licensee fees for research and development services under our collaboration agreements with Pfizer and ISU Abxis. Payments made to us under these agreements are recognized over the period of performance for each arrangement. We may also be entitled to receive additional milestone payments and other contingent payments upon the occurrence of specific events. We have not generated any revenue from commercial product sales to date. As of June 2015, our deferred revenue balance from the Pfizer research and license agreement was fully amortized following the termination by Pfizer of that agreement, and ISU represents 100% of our total contract revenue for the three months ending March 31, 2016.

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

Research and development expenses consist primarily of the following:

•	employee-related expenses, which include salaries, benefits and stock-based compensation;

•	laboratory and vendor expenses, including payments to consultants, related to the execution of preclinical, non-clinical, and clinical studies; and

•	facilities and other allocated expenses, which include direct and allocated expenses for rent and maintenance of facilities, depreciation and amortization expense and other supplies.

The following table summarizes our research and development expenses during the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31,
	2016	2015
Personnel costs	$928	$596
Preclinical research	716	393
Clinical Manufacturing	270	—
Facility and overhead	372	394

Total research and development expenses	$2,286	$1,383

The largest component of our total operating expenses has historically been our investment in research and development activities, including the clinical development of our product candidates. We are currently focusing substantially all of our resources and development efforts on our clinical and preclinical pipeline. Our internal resources, employees and infrastructure are not directly tied to individual product candidates or development programs. As such, we do not maintain information regarding these costs incurred for these research and development programs on a project-specific basis.

We expect our research and development expenses will increase during the next few quarters as we continue the preclinical, manufacturing, clinical development, and pursue regulatory approval of our product candidates in the United States. Due to the termination of the research and license agreement with Pfizer, we expect to incur costs in connection with the Factor VIIa program. However, the incurrence of such costs are dependent on whether we will pursue the program on our own or enter into a new collaboration and license arrangement with another pharmaceutical or biotech company.

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

General and Administrative Expenses

General and administrative expenses consist of personnel costs, allocated expenses and other expenses for outside professional services, including legal, human resources, audit and accounting services. Personnel costs consist of salaries, bonus, benefits and stock-based compensation. We expect to incur additional expenses associated with operating as a public company, as many of our current employees, including our finance staff, were the employees of Old Catalyst who had never operated our current business as a public company or are new hires, including expenses related to compliance with the rules and regulations of the SEC and NASDAQ Stock Market LLC (“NASDAQ”), such as additional insurance expenses, additional audit expenses, investor relations activities, Sarbanes-Oxley “SOX” compliance expenses and other administrative expenses and professional services.

Interest and Other Income, Net

Interest and other income consists primarily of the changes in fair value of the derivative liability and in 2015 the warrant liability and sub-lease income earned in connection with the sub-lease of a portion of our leased facility.

The derivative liability is associated with the redeemable convertible notes we issued immediately prior to the closing of the merger in August 2015. The accounting for the redeemable convertible notes, which are convertible into shares of our common stock, requires us to bifurcate the embedded redemption feature and account for it as a derivative liability at its estimated fair value upon issuance. The derivative liability is remeasured to estimated fair value as of each balance sheet date. We will record adjustments to the fair value of the derivative liability at the end of each reporting period until the earlier of the conversion, redemption or maturity of the redeemable convertible notes.

We recorded adjustments to the estimated fair value of the preferred stock warrants until they converted into warrants to purchase shares of common stock upon the closing of the merger in August 2015. At that time, we reclassified the preferred stock warrant liability into additional paid-in capital and no longer recorded any related periodic fair value adjustments.

On February 23, 2015, we entered into a new lease, for the portion of the space we occupied in our headquarters building. The initial term of the lease was set to expire on August 31, 2015. On June 8, 2015 we exercised our right to extend the lease term through February 27, 2018.

Interest Expense

Interest expense consists of accrued interest costs related to our convertible notes and the amortization of debt discount for the warrants that were issued in connection with the redeemable convertible notes.

Results of Operations

The following tables set forth our results of operations data for the periods presented (in thousands):

	Three Months Ended March 31,		Change ($)	Change (%)
	2016	2015

Contract revenue	$109	$672	$(563)	(84)%
Operating expenses:
Research and development	2,286	1,383	903	65%
General and administrative	2,395	2,321	74	3%

Total operating expenses	4,681	3,704	977	26%

Loss from operations	(4,572)	(3,032)	(1,540)	51%
Interest and other income	980	174	806	463%

Net loss	$(3,592)	$(2,858)	$(734)	26%

Contract Revenue

Contract revenue was $0.1 million and $0.7 million during the three months ended March 31, 2016 and 2015, respectively, a decrease of $0.6 million, or 84%. The decrease in contract revenue was due primarily to the termination of our collaboration agreement with Pfizer in June 2015.

We have recognized in revenue all amounts that had been previously deferred related to the terminated Pfizer collaboration and, therefore, in future periods, will not recognize any additional revenue under our previous collaboration agreement with Pfizer.

Research and Development Expenses

Research and development expenses were $2.3 million and $1.4 million during the three months ended March 31, 2016 and 2015, respectively, an increase of $0.9 million, or 65%. The increase was due primarily to an increase of $0.3 million in personnel-related costs in connection with increased research and development activities and hiring of additional research and development employees, $0.3 million in lab supply costs and costs related to preclinical third-party research and development service contracts and an increase of $0.3 million related to manufacturing expenses for CB 813d.

General and Administrative Expenses

General and administrative expenses were $2.4 million and $2.3 million during the three months ended March 31, 2016 and 2015, respectively, an increase of $0.1 million, or 3%. The increase was due primarily to an increase of $0.3 million in personnel-related costs as a result of increased head count and $0.2 million in other expenses related to operating as a public company, partially offset by a decrease of $0.4 million in professional service costs, including patent related legal costs and merger related legal and accounting advisory services.

Interest and Other Income

Interest and other income was $1.0 million and $0.2 million during the three months ended March 31, 2016 and 2015, respectively, an increase of $0.8 million, or 463%. The increase was due primarily to a $1.0 million gain recognized, related to the change in fair value of the derivative liability, partially offset by $0.1 million decrease in income recognized in connection with the February 2015 expiration of a sub-lease agreement and $0.1 million loss recognized related to the change in estimated fair value of warrant liability.

Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The new standard involves several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. The new standard will be effective for the Company in its first quarter of 2017. We are currently evaluating the potential impact that this standard may have on our financial position, results of operations and statement of cash flows.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which replaces the existing guidance for leases. The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 will be effective for the Company beginning in its first quarter of 2019, but early adoption is permitted. We are currently evaluating the impact of adopting the new lease standard on our consolidated financial statements.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments – Overall (Subtopic 825-10) (“ASU 2016-01”), which updates certain aspects of recognition, measurement, presentation and disclosure of financial instruments. ASU 2016-01 will be effective for the Company beginning in its first quarter of 2018, and early adoption is not permitted. The Company does not believe the adoption of the new financial instruments standard will have a material impact on its consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers. We may adopt the standard in either our first quarter of 2017 or 2018. The new revenue standard may be applied retrospectively to each prior period presented or prospectively with the cumulative effect recognized as of the date of adoption. We are currently evaluating the timing of our adoption and the impact of adopting the new revenue standard on our consolidated financial statements.

Liquidity and Capital Resources

On August 20, 2015, we completed our merger with Targacept, which provided $41.2 million in cash, cash equivalents and short-term investments. Prior to that time, our operations had been financed primarily by net proceeds from the sale of convertible preferred stock, and the issuance of convertible notes. As of March 31, 2016, we had $27.7 million of cash, cash equivalents and short-term investments. We have an accumulated deficit of $134.6 million as of March 31, 2016.

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

The following table summarizes our cash flows for the periods presented (in thousands):

	Three Months Ended March 31,
	2016	2015
Cash used in operating activities	$(4,744)	$(2,980)
Cash provided by (used in) investing activities	(3,772)	221
Cash provided by financing activities	—	3,284

Net increase (decrease) in cash and cash equivalents	$(8,516)	$525

Cash Flows from Operating Activities

Cash used in operating activities for the three months ended March 31, 2016 was $4.7 million, due primarily to a net loss of $3.6 million, the change in net operating assets and liabilities of $0.4 million due primarily to a $0.4 million decrease in accrued compensation and other accrued liabilities, a $0.2 million decrease in accounts payable and $0.1 million decrease in deferred revenue due to the recognition of revenue, partially offset by a $0.3 million increase in prepaid expenses and other current assets. Non-cash gains of $0.9 million related to the change in fair value of the derivative liability and $0.1 million related to extinguishment of redeemable convertible notes, partially offset by non-cash charges of $0.2 million for stock-based compensation and $0.1 million for depreciation and amortization.

Cash used in operating activities for the three months ended March 31, 2015 was $3.0 million, due primarily to a net loss of $2.9 million, the change in our net operating assets and liabilities of $0.2 million was due primarily to a $0.7 million decrease in deferred revenue due to the amortization of upfront license fees from our collaborations, $0.3 million decrease in accounts receivable and $0.2 million decrease in prepaid expenses and other current assets, partially offset by a $0.5 million increase in accounts payable and a $0.5 million increase in accrued compensation and other accrued liabilities. Non-cash gains of $0.1 million related to the change in fair value of the warrant liability, which was offset by non-cash charges of $0.1 million for depreciation and amortization and $0.1 million for stock-based compensation.

Cash Flows from Investing Activities

Cash used in investing activities for the three months ended March 31, 2016 was $3.8 million, due primarily to $3.7 million in purchases of investments and $0.1 million related to the purchase of property and equipment.

Cash provided from investing activities for the three months ended March 31, 2015 was $0.2 million, due primarily to $0.3 million proceeds from investments, partially offset by $0.1 million increase in restricted cash for the Company’s credit card collateral and facility lease deposit.

Cash flows from Financing Activities

Cash provided by financing activities for the three months ended March 31, 2016 was $0 was primarily related to release of restricted cash of $2.8 million related to the redemption of some of the redeemable convertible notes, offset by payments of $2.8 million related to the redemption of some of the redeemable convertible notes.

Cash provided by financing activities for the three months ended March 31, 2015 was primarily related to proceeds from the issuance of convertible preferred stock of $3.3 million.

Contractual Obligations

The following table summarizes our fixed contractual obligations as of March 31, 2016 (in thousands):

	Payments due by period
	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Contractual Obligations:
Operating lease obligations(1)	$728	$686	$—	$—	$1,414

Total contractual obligations(2)(3)	$728	$686	$—	$—	$1,414

(1)	Represents future minimum lease payments under the non-cancelable sub-lease for our headquarters in South San Francisco, California. The minimum lease payments above do not include any related common area maintenance charges or real estate taxes.
(2)	We may be obligated to pay ISU Abxis up to $2.0 million in potential milestone payments. As the achievement and timing of these milestones are not probable and estimable, such commitments have not been included in the contractual obligation disclosed above. We may be obligated to pay Pfizer certain milestone payments. The achievement and timing of these milestones are not probable and estimable and have not been included in the contractual obligation disclosed above.
(3)	We had unrecognized tax benefits in the amount of $1.3 million as of December 31, 2015 related to uncertain tax positions. However, there is uncertainty regarding when these benefits will require settlement so these amounts were not included in the contractual obligations table above.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Critical Accounting Polices and Estimates

Certain of the Company’s accounting policies that involve a higher degree of judgment and complexity are discussed in “Part II - Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operation - Critical Accounting Estimates” in the Annual Report. There have been no significant changes to these critical accounting estimates during the first three months of 2016.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and interest rates. We are exposed to market risks in the ordinary course of our business. Our primary exposure to market risk is interest income sensitivity in our investment portfolio, although currently income generated from our investment portfolio is insignificant. Fixed rate securities and borrowings may have their fair market value adversely impacted due to fluctuations in interest rates, while floating rate securities may produce less income than expected if interest rates fall and floating rate borrowings may lead to additional interest expense if interest rates increase. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates.

However, because of the short-term nature of the instruments in our portfolio, a sudden change in market interest rates would not be expected to have a material impact on the fair market value of our investment portfolio. As of March 31, 2016, we had cash and cash equivalents of $27.7 million, which consisted of bank deposits and money market funds, and short-term investments of $7.1 million. The redeemable convertible notes we issued in August 2015 in connection with the merger do not bear interest and thus a change in market interest rates would not have an impact on an interest expense related to these redeemable convertible notes. Accordingly, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our investment portfolio.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) identified during the first three months of 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are not a party to any material legal proceedings.

ITEM 1A.	RISK FACTORS

Other than as described below, we have not identified any material changes to the risk factors previously disclosed in “Part I - Item 1A - Risk Factors” in the Company’s Annual Report. Our business, financial condition and operating results can be affected by a number of factors, whether currently known or unknown, including but not limited to those described below or in the Annual Report, any one or more of which could, directly or indirectly, cause our actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect our business, financial condition, operating results and stock price.

You should carefully consider the risks and uncertainties described below, together with all of the other information in this Report, including the section titled “Part I - Financial Information - Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the condensed consolidated financial statements and related notes.

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

If subsequent multi-dose trials demonstrate a treatment-related neutralizing immunological response in patients, development of CB 813d could be halted. Even if the next trials of CB 813d are positive, CB 813d may require substantial additional trials and other testing before approving CB 813d for marketing. In addition, we anticipate, but have not yet commenced, a full evaluation of CB 813d or CB 2679d/ISU 304 for subcutaneous administration. Results from these preclinical studies may not positive, including, for example, due to failure to achieve sufficient protective levels of CB 813d in blood circulation to prevent spontaneous bleeding or the development of inhibitory antibodies.

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

We are very early in our development efforts and have only one product candidate that has completed a Phase 1 clinical trial, CB 813d. All of our other product candidates are still in preclinical development, and we have not yet commenced a full evaluation of CB 813d or CB 2679d/ISU 304 for subcutaneous administration. We expect to advance CB 813d into a clinical efficacy trial in hemophilia A and hemophilia B inhibitor patients. In addition, we expect that our collaborator ISU Abxis will initiate a Phase 1 clinical trial of CB 2679d/ISU 304, our next-generation Factor IX drug candidate for the treatment of patients with hemophilia B, in 2016. We have delayed initiating preclinical IND-enabling studies for our anti-C3 protease for the prevention of DGF and Factor Xa, so that we can focus our efforts and resources on advancing CB 813d, our next generation Factor VIIa and CB 2679d, our next-generation FIX through Phase 2/3 and Phase 1/2 clinical trials respectively. Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of these and other product candidates. The success of our product candidates will depend on several factors, including the following:

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

Raising additional funds by issuing equity securities, taking on debt or through licensing arrangements may cause dilution to stockholders, restrict our operations or require us to relinquish proprietary rights.

To the extent that we raise additional capital through the sale of equity or convertible debt securities, stockholders may be diluted, and the terms of these new securities may include liquidation or other preferences that adversely affect the rights of common stockholders. In March 2016, we filed a shelf registration statement on Form S-3 with the SEC, which upon being declared effective on April 28, 2016, allows us to offer up to $50 million of securities from time to time in one or more public offerings of our common stock. In addition, in March 2016, we entered into a Capital on Demand™ Sales Agreement with JonesTrading Institutional Services LLC (“JonesTrading”). In accordance with the terms of the sales agreement, we may offer and sell shares of our common stock having an aggregate offering price of up to $6.5 million from time to time. Any additional sales in the public market of our common stock, under the agreement with JonesTrading or otherwise under the shelf registration statement, could adversely affect prevailing market prices for our common stock.

We may also seek to access the public or private capital markets whenever conditions are favorable, even if we do not have an immediate need for additional capital at that time. In addition, debt financing, if available at all, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, product candidates or future revenue streams or grant licenses on terms that are not favorable to us. There can be no assurance that we will be able to obtain additional funding if and when necessary. If we are unable to obtain adequate financing on a timely basis, we could be required to delay, curtail or eliminate one or more, or all, of our development programs or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

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

CATALYST BIOSCIENCES, INC.

Date: May 5, 2016	/s/ Nassim Usman, Ph.D.
Nassim Usman, Ph.D.

President and Chief Executive Officer

(Principal Executive Officer)

Date: May 5, 2016	/s/ Fletcher Payne
Fletcher Payne

Chief Financial Officer

(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of March 31, 2016 (unaudited) and December 31, 2015; (ii) the Consolidated Statements of Comprehensive Income for the three months ended March 31, 2016 and 2015 (unaudited); (iii) the Consolidated Statement of Stockholders’ Equity as of March 31, 2016 (unaudited); (iv) the Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015 (unaudited); and (v) the Notes to Unaudited Interim Consolidated Financial Statements.