Form 10-Q
period 2016-06-30
CATALYST BIOSCIENCES, INC.
filed 2016-08-04
CIK 1124105

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of July 29, 2016, the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 11,835,864.

CATALYST BIOSCIENCES, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Catalyst Biosciences, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	June 30, 2016	December 31, 2015
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$11,333	$29,096
Short-term investments	12,617	3,402
Restricted cash	30,395	33,794
Deposits	5	133
Accounts receivable	462	492
Prepaid and other current assets	1,479	1,781
Total current assets	56,291	68,698
Restricted cash, noncurrent	125	125
Property and equipment, net	803	698
Total assets	$57,219	$69,521
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$826	$939
Accrued compensation	682	926
Other accrued liabilities	456	535
Deposits	730	—
Deferred revenue, current portion	437	438
Deferred rent, current portion	30	19
Redeemable convertible notes	30,344	33,743
Derivative liability	130	1,156
Total current liabilities	33,635	37,756
Deferred revenue, noncurrent portion	73	292
Deferred rent, noncurrent portion	29	48
Total liabilities	33,737	38,096
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares and 0 shares authorized and outstanding at June 30, 2016 and December 31, 2015;	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized at June 30, 2016 and December 31, 2015; 11,503,614 and 11,430,085 shares issued and outstanding at June 30, 2016 and December 31, 2015	12	11
Additional paid-in capital	162,924	162,450
Accumulated other comprehensive income	7	1
Accumulated deficit	(139,461)	(131,037)
Total stockholders’ equity	23,482	31,425
Total liabilities and stockholders’ equity	$57,219	$69,521

The accompanying notes are an integral part of these condensed consolidated financial statements.

Catalyst Biosciences, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Contract revenue	$109	$859	$219	$1,531
Operating expenses:
Research and development	2,752	1,322	5,046	2,705
General and administrative	2,272	1,738	4,658	4,060
Total operating expenses	5,024	3,060	9,704	6,765
Loss from operations	(4,915)	(2,201)	(9,485)	(5,234)
Interest and other income, net	82	516	1,061	691
Interest Expense	—	(39)	—	(39)
Net loss	$(4,833)	$(1,724)	$(8,424)	$(4,582)
Net loss per common share, basic and diluted	$(0.42)	$(4.60)	$(0.74)	$(12.26)
Shares used to compute net loss per common share, basic and diluted	11,447,069	374,764	11,438,588	373,633

The accompanying notes are an integral part of these condensed consolidated financial statements.

Catalyst Biosciences, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net loss	$(4,833)	$(1,724)	$(8,424)	$(4,582)
Other comprehensive income (loss):
Unrealized gain on available-for-sale securities	3	—	6	—
Total comprehensive loss	$(4,830)	$(1,724)	$(8,418)	$(4,582)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Catalyst Biosciences, Inc.

Condensed Consolidated Statement of Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Income	Deficit	(Deficit)
Balance at December 31, 2015	11,430,085	$11	$162,450	$1	$(131,037)	$31,425
Stock-based compensation expense	—	—	318	—	—	318
Issuance of common stock, net of issuance costs	73,459	—	155	—	—	155
Conversion of redeemable convertible notes to common stock	70	1	1	—	—	2
Unrealized gain on available-for-sale securities	—	—	—	6	—	6
Net loss	—	—	—	—	(8,424)	(8,424)
Balance at June 30, 2016	11,503,614	$12	$162,924	$7	$(139,461)	$23,482

The accompanying notes are an integral part of these condensed consolidated financial statements.

Catalyst Biosciences, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2016	2015
Operating Activities
Net loss	$(8,424)	$(4,582)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	318	83
Depreciation and amortization	220	258
Non-cash interest expense	—	39
Gain on extinguishment of redeemable convertible notes	(89)	—
Change in fair value of warrant liability	—	(595)
Change in fair value of derivative liability	(937)	—
Changes in operating assets and liabilities:
Accounts receivable	30	8
Prepaid and other current assets	430	203
Accounts payable	(113)	1,292
Accrued compensation and other accrued liabilities	(323)	504
Deferred rent	(8)	(26)
Deferred revenue	(220)	(1,531)
Deposits	730	—
Net cash flows used in operating activities	(8,386)	(4,347)
Investing Activities
Proceeds from maturities of investments	4,201	—
Purchase of investments	(13,409)	—
Change in restricted cash	—	(57)
Purchases of property and equipment	(324)	—
Net cash flows used in investing activities	(9,532)	(57)
Financing Activities
Release of restricted cash due to conversion and redemption of redeemable convertible notes	3,399	—
Payments for the redemption of redeemable convertible notes	(3,399)	—
Proceeds from issuance of common stock, net of issuance costs	155	—
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	3,260
Proceeds from issuance of convertible notes to related parties	—	1,893
Proceeds from the exercise of common stock options	—	13
Net cash flows provided by financing activities	155	5,166
Net increase (decrease) in cash and cash equivalents	(17,763)	762
Cash and cash equivalents at beginning of period	29,096	1,544
Cash and equivalents at end of period	$11,333	$2,306

Supplemental Disclosure of Non-Cash Investing and Financing Information:
Conversion of convertible notes to common stock	1	—

The accompanying notes are an integral part of these condensed consolidated financial statements

Catalyst Biosciences, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	Nature of Operations

Catalyst Biosciences, Inc. (the “Company” or “Catalyst”), is a clinical-stage biotechnology company focused on engineering proteases as therapeutics for hemophilia, hemostasis and complement-mediated diseases. Its facilities are located in South San Francisco, California and it operates in one segment.

Prior to August 20, 2015, the name of the Company was Targacept, Inc. On August 20, 2015, Targacept completed its business combination with “Old Catalyst” in accordance with the terms of an Agreement and Plan of Merger, dated as of March 5, 2015, as amended on May 6 and May 13, 2015, by and among Targacept, Talos Merger Sub, Inc. (“Merger Sub”) and Old Catalyst, pursuant to which Merger Sub merged with and into Old Catalyst, with Old Catalyst surviving as a wholly-owned subsidiary of Targacept (the “Merger”). Also on August 20, 2015, in connection with, and prior to the completion of, the Merger, Targacept effected a 7-for-1 reverse stock split of its common stock (the “Reverse Stock Split”) and changed its name from Targacept, Inc. to Catalyst Biosciences, Inc. Following the completion of the Merger, the business conducted by the Company became primarily the business conducted by Old Catalyst described in the paragraph above. We refer in this Quarterly Report on Form 10-Q to the business combination as the “Merger,” to the Company prior to the Merger as “Targacept” and to our subsidiary as “Old Catalyst,” and discussions of historical results reflect the results of Old Catalyst prior to the completion of the Merger and do not include the historical results of Targacept prior to the completion of the Merger.

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

2.	Summary of Significant Accounting Policies

Basis of Presentation

The Company’s condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and following the requirements of the Securities and Exchange Commission (the “SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the Company’s financial information. These interim results and cash flows for any interim period are not necessarily indicative of the results to be expected for the full year.

The accompanying condensed consolidated financial statements and related financial information should be read in conjunction with the consolidated financial statements filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 (“Annual Report”).

The Company’s significant accounting policies are included in “Part II - Item 8 - Financial Statements and Supplementary Data - Note 2 – Summary of Significant Accounting Policies” in the Company’s Annual Report. There have been no significant changes to these accounting policies during the first six months of 2016.

3.	Fair Value Measurements

For a description of the fair value hierarchy and our fair value methodology, see “Part II - Item 8 - Financial Statements and Supplementary Data - Note 2 – Summary of Significant Accounting Policies” in the Company’s Annual Report. There were no significant changes in these methodologies during the six months ended June 30, 2016. As of June 30, 2016 and December 31, 2015, the Company’s highly liquid money market funds included within cash equivalents and restricted cash including deposit in an escrow account are financial assets that are valued using Level 1 inputs. The Company classifies its municipal bonds and corporate notes as Level 2.

Catalyst Biosciences, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) - (Continued)

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

The following tables present the fair value hierarchy for assets and liabilities measured at fair value on a recurring basis as of June 30, 2016 and December 31, 2015 (in thousands):

	June 30, 2016
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds(1)	$10,922	$—	$—	$10,922
Restricted cash (money market funds)(2)	30,520	—	—	30,520
U.S. government agency securities(3)	12,617	—	—	12,617
Total financial assets	$54,059	$—	$—	$54,059
Financial liabilities:
Derivative liability	$—	$—	$130	$130
Total financial liabilities	$—	$—	$130	$130

(1)	Included in Cash and Cash Equivalents on accompanying condensed consolidated balance sheets.
(2)

$30.4 million of restricted cash in the Indenture serves as full collateral for the redeemable convertible notes and $125,000 of restricted cash serves as collateral for the Company’s corporate credit card and deposit for its facility lease.

(3)	Included in Short Term Investments on accompanying condensed consolidated balance sheets.

	December 31, 2015
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds(1)	$28,927	$—	$—	$28,927
Restricted cash (money market funds)(2)	33,919	—	—	33,919
Municipal bonds(3)	—	296	—	296
Corporate notes(3)	—	3,106	—	3,106
Total financial assets	$62,846	$3,402	$—	$66,248
Financial liabilities:
Derivative liability	$—	$—	$1,156	$1,156
Total financial liabilities	$—	$—	$1,156	$1,156

(1)	Included in Cash and Cash Equivalents on accompanying condensed consolidated balance sheets.
(2)

$33.8 million of restricted cash in the Indenture serves as full collateral for the redeemable convertible notes and $125,000 of restricted cash serves as collateral for the Company’s corporate credit card and deposit for its facility lease. Included in Short Term Investments on accompanying condensed consolidated balance sheets.

(3)	Included in Short Term Investments on accompanying condensed consolidated balance sheets.

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

Catalyst Biosciences, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) - (Continued)

The following table presents the activity for the derivative liability measured at estimated fair value using unobservable inputs as of June 30, 2016 (in thousands):

Derivative Liability
Balance as of December 31, 2015	$1,156
Change in fair value included in interest and other income	(937)
Gain on extinguishment of redeemable convertible notes	(89)
Balance as of June 30, 2016	$130

The estimated reporting date fair value-based measurement of the derivative liability was calculated using the Black-Scholes valuation model, based on the following weighted-average assumptions for the six months ended June 30, 2016:

Six Months Ended June 30, 2016
Expected term	1.51
Expected volatility	83.9%
Risk-free interest rate	0.58%
Expected dividend yield	0%

4.	Financial Instruments

Cash equivalents, restricted cash and short-term investments, all of which are classified as available-for-sale securities, consisted of the following (in thousands):

June 30, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$10,922	$—	$—	$10,922
Restricted cash (money market funds)	30,520	—	—	30,520
U.S. government agency securities	12,610	7	—	12,617
Total financial assets	$54,052	$7	$—	$54,059
Classified as:
Cash and cash equivalents				$10,922
Restricted cash (money market funds)				30,520
Short-term investments				12,617
				$54,059

December 31, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$28,927	$—	$—	$28,927
Restricted cash (money market funds)	33,919	—	—	33,919
Municipal bonds	295	1	—	296
Corporate notes	3,106	1	(1)	3,106
Total financial assets	$66,247	$2	$(1)	$66,248
Classified as:
Cash and cash equivalents				$28,927
Restricted cash (money market funds)				33,919
Short-term investments				3,402
				$66,248

As of June 30, 2016, the remaining contractual maturities of available-for-sale securities were less than one year. There have been no significant realized gains or losses on available-for-sale securities for the periods presented.

Catalyst Biosciences, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) - (Continued)

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

In conjunction with the second closing in June 2015 of the Series F convertible preferred stock financing, Old Catalyst and the majority holders of the notes amended the notes such that the closing constituted a qualified financing and, accordingly, the total outstanding principal amount of the notes of $1.9 million and all unpaid accrued interest of $0.03 million, were converted into 1,511,723 shares of Series F convertible preferred stock and warrants for the purchase of 372,045 shares of Series F convertible preferred stock were issued to the note holders in connection with the conversion of the notes to Series F convertible preferred stock. All preferred stock and warrants were converted to common stock and warrants to purchase common stock upon the closing of the Merger.

As the recipients of the convertible promissory notes each had an equity ownership in the Company, the convertible promissory notes were considered to be a related-party transaction.

For the three and six months ended June 30, 2016 and 2015, the Company recognized interest expense of $0 related to the accrued interest and amortization of the debt discount.

All outstanding shares of Old Catalyst’s convertible preferred stock and warrants to purchase convertible preferred stock were converted into shares of the Company’s common stock and warrants to purchase common stock upon completion of the Merger.

6.	Redeemable Convertible Notes

On August 19, 2015, immediately prior to the Merger, the Company issued to Targacept stockholders non-interest bearing redeemable convertible notes (the “Notes”) in the aggregate principal amount of $37.0 million. The Notes do not bear interest. The principal amount of the Notes are convertible, at the option of each noteholder, into cash or into shares of the Company’s common stock at a conversion rate of $9.19 per share (after taking into account the Reverse Stock Split), and are payable in cash, if not previously redeemed or converted, at maturity on February 19, 2018, the 30-month anniversary of the closing of the issuance of the Notes.

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

The bifurcation of the derivative liability from the estimated fair value of the Notes of $37.1 million at issuance resulted in a debt discount of $1.4 million. The Company elected to accrete the entire debt discount as interest expense immediately subsequent to the Merger. In addition, changes in the fair value of the derivative liability are being recorded within interest and other income in the consolidated statements of operations. The Company remeasures the derivative liability to fair value until the earlier of the conversion, redemption or maturity of the redeemable convertible notes.

Catalyst Biosciences, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) - (Continued)

For the three and six months ended June 30, 2016 and 2015, the Company did not recognize interest expense related to the amortization of the debt discount within interest expense on the Company’s consolidated statement of operations as the redeemable convertible notes are immediately fully redeemable at the option of the holders.

As of June 30, 2016, $6.4 million of the Notes were redeemed and $0.3 million of the Notes were converted into common stock since the Merger took effect. For the three and six months ended June 30, 2016, the Company recognized $0 million and $0.1 million of gain on the extinguishment of Notes upon the redemption of the Notes.

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

The following table summarizes stock option activity under the Plans including stock options granted to non-employees, and related information:

	Number of Shares Underlying Outstanding Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)
Outstanding — December 31, 2015	2,199,509	$9.84	4.51
Options granted	190,500	$1.64
Options forfeited	(72,608)	$22.69
Outstanding — June 30, 2016	2,317,401	$8.76	4.60
Exercisable — June 30, 2016	1,581,243	$11.08	2.36
Vested and expected to vest — June 30, 2016	2,249,901	$8.91	4.45

Valuation Assumptions

The Company estimated the fair value of stock options granted using the Black-Scholes option-pricing formula and a single option award approach. This fair value is being amortized ratably over the requisite service periods of the awards, which is generally the vesting period. The fair value of employee stock options was estimated using the following weighted-average assumptions for the six months ended June 30, 2016 and 2015:

	Six Months Ended June 30,
	2016	2015
Employee Stock Options:
Risk-free interest rate	1.41%	1.62%
Expected term (in years)	5.92	6.16
Dividend yield	—	—
Volatility	75.02%	67.19%
Weighted-average fair value of stock options granted	$1.07	$0.16

Catalyst Biosciences, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) - (Continued)

Total stock-based compensation recognized was as follows (in thousands):

	Three Months ended June 30,		Six Months ended June 30,
	2016	2015	2016	2015
Research and development	$55	$13	$105	$24
General and administrative	110	28	213	61
Total stock-based compensation	$165	$41	$318	$85

As of June 30, 2016, the Company had unrecognized employee stock-based compensation expense of $1.5 million, related to unvested stock awards, which is expected to be recognized over an estimated weighted-average period of 2.98 years.

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

Contract revenue related to the agreement with Pfizer was $0 and $0.8 million during the three months ended June 30, 2016 and 2015 and $0 and $1.3 million during the six months ended June 30, 2016 and 2015, respectively.

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

Contract revenue of $0.1 million for both the three months ended June 30, 2016 and 2015 and $0.2 million for both of the six months ended June 30, 2016 and 2015, reflected the amortization of the up-front fee over the estimated period of the Company’s performance obligations under the agreement, which was assessed to be four years beginning in September 2013 when the agreement was executed. The deferred revenue balance related to the ISU Abxis collaboration was $0.5 million and $0.7 million as of June 30, 2016, and December 31, 2015, respectively.

Catalyst Biosciences, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) - (Continued)

9.	Net Loss per Share

The following table sets forth the computation of the basic and diluted net loss per share during the three and six months ended June 30, 2016 and 2015 (in thousands, except share and per share data):

	Three Months Ended, June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net loss, basic and diluted	$(4,833)	$(1,724)	$(8,424)	$(4,582)
Weighted-average number of shares used in computing net loss per share, basic and diluted	11,447,069	374,764	11,438,588	373,633
Net loss per share, basic and diluted	$(0.42)	$(4.60)	$(0.74)	$(12.26)

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

	June 30,	December 31,
	2016	2015
Options to purchase common stock	2,317,401	2,200,890
Common stock warrants	180,954	180,954
Redeemable convertible notes	3,301,846	3,671,745
Total	5,800,201	6,053,589

10.	Common Stock

On March 16, 2016, the Company entered into a Capital on DemandTM Sales Agreement with JonesTrading Institutional Services LLC (“JonesTrading”). In accordance with the terms of the sales agreement, the Company may offer and sell shares of its common stock having an aggregate offering price up to $6.5 million, subject to certain limitations, from time to time in one or more public offerings of the Company’s common stock, with JonesTrading acting as agent, in transactions pursuant to a shelf registration statement that was declared effective by the SEC on April 28, 2016.

During the three and six months ended June 30, 2016, the Company sold 73,459 shares of common stock in the Capital on DemandTM program, in the open market at a weighted-average selling price of $2.18 per share, for net proceeds (net of commissions) of $0.2 million. The Company expensed approximately $0.1 million of costs for the offering, excluding JonesTrading commissions. During the three and six months ended June 30, 2016 the Company charged $0.004 million of these costs against additional paid-in capital, respectively. As of July 29, 2016 the Company had up to $5.8 million of common stock available for sale under the Controlled Equity OfferingTM program.

11.	Commitments and Contingencies

Operating Leases

Future minimum lease payments under all non-cancelable operating leases as of June 30, 2016, were as follows (in thousands):

Minimum Lease Payments
2016	363
2017	745
2018	125
Total future minimum lease payments	1,233

Manufacturing Agreements

On May 20, 2016, the Company entered into a development and manufacturing services agreement with CMC ICOS Biologics, Inc. (“CMC”), pursuant to which CMC will conduct manufacturing development and, upon successful development of the manufacturing process, manufacture the Company’s next-generation Factor VIIa variant CB 813d that the Company intends to

Catalyst Biosciences, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) - (Continued)

use in its clinical trials. The Company has agreed to a total of $3.8 million in payments to CMC pursuant to the initial statement of work under the Agreement, subject to completion of applicable work stages. As of June 30, 2016 the Company is obligated to $3.5 million in payments to CMC.

12.	Subsequent events

On April 15, 2016, the Company entered into a definitive sales agreement with Attenua, Inc. (“Attenua”), on the sale of TC-5619, TC-6987 and TC-6683, certain neural nicotinic receptor assets acquired from Targacept in the Merger, for approximately $1.0 million in upfront payments and the potential for future milestones and royalties, of which $0.7 million was received and recorded as deposits as of June 30, 2016. Subsequently the Company amended the April 15, 2016 contract on July 27, 2016 and received the remaining $0.3 million due thereunder together, with a warrant to purchase shares of Attenua’s capital stock as additional consideration. In connection with the closing of the transaction on July 27, 2016, the Company recognized the cash deposit of $0.7 million into other income.

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

In addition to historical information, this Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are identified by words such as “believe,” “will,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “predict,” “could,” “potentially” or the negative of these terms or similar expressions. You should read these statements carefully because they discuss future expectations, contain projections of future results of operations or financial condition, or state other “forward-looking” information. These statements relate to our future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. For example, forward-looking statements include any statements regarding the strategies, prospects, plans, expectations or objectives of management for future operations, the progress, scope or duration of the development of product candidates or programs, clinical trial plans, timelines and potential results, the benefits that may be derived from product candidates or the commercial or market opportunity in any target indication, our ability to protect intellectual property rights, our anticipated operations, financial position, revenues, costs or expenses, statements regarding future economic conditions or performance, statements of belief and any statement of assumptions underlying any of the foregoing. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in this report in Part II, Item 1A — “Risk Factors,” elsewhere in this Report and in Part I - Item 1A – “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 (“Annual Report”). Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. These statements, like all statements in this report, speak only as of their date, and we undertake no obligation to update or revise these statements in light of future developments. We caution investors that our business and financial performance are subject to substantial risks and uncertainties.

Overview

We are a clinical-stage biopharmaceutical company focused on creating and developing novel medicines to address serious medical conditions. To date, we have focused our product development efforts in the fields of hemostasis, including the treatment of hemophilia and surgical bleeding, and inflammation, including the prevention of delayed graft function (“DGF”) in renal transplants and the treatment of dry age-related macular degeneration (“Dry AMD”), a condition that can cause visual impairment or blindness for which there are no approved treatments. Our most advanced program is an improved next-generation coagulation Factor VIIa variant, CB 813d, which has successfully completed an intravenous Phase 1 clinical trial in severe hemophilia A and B patients. In addition to our lead Factor VIIa program, we have two other next-generation coagulation factors, a Factor IX variant, CB 2679d/ISU 304, which is in advanced preclinical development, and several Factor Xa variants that have demonstrated efficacy and safety in preclinical animal models. Proteases regulate several complex biological cascades, or sequenced biochemical reactions, including the coagulation cascade that controls bleeding (hemostasis) in hemophilia and non-hemophilia settings and the complement cascade that causes inflammation and tissue damage in certain diseases.

Our most advanced program is an improved next-generation coagulation Factor VIIa variant, CB 813d, which has completed an intravenous Phase 1 clinical trial evaluating safety and tolerability as well as pharmacokinetics, pharmacodynamics and coagulation activity in severe hemophilia A and B patients. We expect to advance CB 813d into a subcutaneous prophylaxis dosing trial in 2017, to be followed if successful by a pivotal clinical efficacy trial in hemophilia A and hemophilia B inhibitor patients. Based on our research, we estimate annual worldwide sales in 2014 for FDA-approved recombinant Factor VIIa products were approximately $1.6 billion. In addition to our lead Factor VIIa program, we have a Factor IX variant, CB 2679d/ISU 304, which is in advanced preclinical development, and several Factor Xa variants, for which we have delayed initiating further research studies so that we can focus our efforts and resources on advancing CB 813d, our next generation Factor VIIa, and CB 2679d, our next-generation FIX, through Phase 2/3 and Phase 1/2 clinical trials, respectively. In addition to intravenous dosing, the substantially enhanced potency of CB 813d and CB 2679d/ISU 304 may allow efficacious prophylaxis for hemophilia inhibitor patients (CB 813d) or hemophilia B patients (CB 2679d/ISU 304), respectively, using subcutaneous administration, thereby achieving significant differentiation versus competing intravenous therapeutics, particularly for pediatric patients and prevention of micro bleeds. Consequently, the Company intends to evaluate subcutaneous dosing of CB 813d and CB 2679d/ISU 304 in preclinical models and, if appropriate, in clinical trials. Based on our research, we estimate annual worldwide sales in 2014 for FDA-approved Factor IX and Factor Xa-containing products were approximately $1.8 billion.

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

On April 2, 2015, Pfizer notified us that it was exercising its right to terminate the research and license agreement effective June 1, 2015. Accordingly, we revised the expected period of performance to end on June 1, 2015, and the deferred revenue balance was fully amortized as of that date. We are currently negotiating with Pfizer regarding rights to use certain manufacturing materials and the amount and timing of payments to Pfizer.

In September 2013, we entered into a license and collaboration agreement with ISU Abxis pursuant to which we licensed our proprietary human Factor IX products to ISU Abxis for initial development in South Korea. Under the agreement, ISU Abxis is responsible for development and manufacturing of the licensed products through Phase 1 clinical trials. Until the completion of Phase 1 development, ISU Abxis also has a right of first refusal with respect to commercialization rights for the licensed products in South Korea. ISU Abxis paid us an up-front signing fee of $1.75 million and is obligated to pay to us contingent milestone-based payments on the occurrence of certain defined development events, none of which have been achieved as of June 30, 2016. Collaboration and license revenue related to the ISU Abxis agreement during both the three months ended June 30, 2016 and 2015 was $0.1 million and $0.2 million for both of the six months ended June 30, 2016 and 2015, which reflects the amortization of the up-front fee over the estimated period of our performance obligations, which are estimated to conclude in August 2017. We had a deferred revenue balance of $0.5 million as of June 30, 2016 related to the ISU Abxis collaboration.

On August 20, 2015, we completed the business combination between Old Catalyst and Targacept in accordance with the terms of the Agreement and Plan of Merger, dated as of March 5, 2015, as amended on May 6 and May 13, 2015. Also on August 20, 2015, in connection with, and prior to the completion of, the merger, we effected a 7-for-1 reverse stock split of our common stock (the “Reverse Stock Split”) and changed our name to “Catalyst Biosciences, Inc,” discussed in “Part II - Item 8 - Consolidated Notes to the Financial Statements- Note 7 - Reverse Merger” in the Annual Report.

We have never been profitable and have incurred significant operating losses in each year since inception. Our net losses were $4.8 million and $1.7 million for the three months ended June 30, 2016 and 2015 and $8.4 million and $4.6 million during the six months ended June 30, 2016 and 2015, respectively. As of June 30, 2016, we had an accumulated deficit of $139.5 million. Substantially all of our operating losses resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. Our operating costs have decreased since 2012 due to the termination of the research activities under the Pfizer agreement and other agreements, a restructuring of our operations that included a reduction in work force, and the focusing of our research programs.

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

Financial Operations Overview

Contract Revenue

Our contract revenue was generated by recognizing revenue from the amortization of up-front licensee fees for research and development services under our collaboration agreements with Pfizer and ISU Abxis. Payments made to us under these agreements are recognized over the period of performance for each arrangement. We may also be entitled to receive additional milestone payments and other contingent payments upon the occurrence of specific events. We have not generated any revenue from commercial product sales to date. As of June 2015, our deferred revenue balance from the Pfizer research and license agreement was fully amortized following the termination by Pfizer of that agreement, and ISU represents 100% of our total contract revenue for the three and six months ending June 30, 2016.

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

Research and development expenses consist primarily of the following:

•	employee-related expenses, which include salaries, benefits and stock-based compensation;
•	laboratory and vendor expenses, including payments to consultants, related to the execution of preclinical, non-clinical, and clinical studies;
•	the cost of acquiring and manufacturing preclinical and clinical materials and developing manufacturing processes;
•	performing toxicity studies; and
•	facilities and other allocated expenses, which include direct and allocated expenses for rent and maintenance of facilities, depreciation and amortization expense and other supplies.

The following table summarizes our research and development expenses during the three and six months ended June 30, 2016 and 2015 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Personnel costs	$1,099	$664	$2,027	$1,260
Preclinical research	642	318	1,357	717
Clinical Manufacturing	632	—	902	—
Facility and overhead	379	340	760	728
Total research and development expenses	$2,752	$1,322	$5,046	$2,705

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

We expect our research and development expenses will increase during the next few quarters as we continue the preclinical, manufacturing and clinical development of our product candidates in the United States. Due to the termination of the research and license agreement with Pfizer, we expect to incur costs in connection with the Factor VIIa program. However, the incurrence of such costs are dependent on whether we will pursue the program on our own or enter into a new collaboration and license arrangement with another pharmaceutical or biotech company.

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

On May 20, 2016, we entered into a development and manufacturing services agreement with CMC ICOS Biologics, Inc. (“CMC”), pursuant to which CMC will conduct manufacturing development and, upon successful development of the manufacturing process, manufacture our next-generation Factor VIIa variant CB 813d that we intend to use in its clinical trials. We will own all intellectual property developed in such manufacturing development activities that are specifically related to CB 813d and will have a royalty free and perpetual license to use CMC’s intellectual property to the extent reasonably necessary to make CB 813d, including commercial manufacturing.

We have agreed to a total of $3.8 million in payments to CMC pursuant to the initial statement of work under the Agreement, subject to completion of applicable work stages. In the event that clinical manufacturing batches need to be cancelled or rescheduled, we would be obligated to pay for a portion of CMC’s manufacturing fees less certain fees that CMC is able to mitigate. The initial term of the agreement is ten years or, if later, until all stages under outstanding statements of work have been completed. Either party may terminate the Agreement in its entirety upon written notice of a material uncured breach or upon the other party’s bankruptcy, and we may terminate the agreement upon prior notice for any reason. In addition, each party may terminate the agreement in the event that the manufacturing development activities cannot be completed for technical or scientific reasons.

General and Administrative Expenses

General and administrative expenses consist of personnel costs, allocated expenses and other expenses for outside professional services, including legal, human resources, audit and accounting services. Personnel costs consist of salaries, bonus, benefits and stock-based compensation. We have and expect to incur additional expenses associated with operating as a public company, including expenses related to new hires, compliance with the rules and regulations of the SEC and NASDAQ Stock Market LLC (“NASDAQ”), additional insurance expenses, additional audit expenses, investor relations activities, Sarbanes-Oxley “SOX” compliance expenses and other administrative expenses and professional services.

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

On February 23, 2015, we entered into a new lease for the portion of the space we previously occupied in our headquarters building. The initial term of the lease was set to expire on August 31, 2015. On June 8, 2015 we exercised our right to extend the lease term through February 27, 2018.

Interest Expense

Interest expense consists of accrued interest costs related to our convertible notes and the amortization of debt discount for the warrants that were issued in connection with the redeemable convertible notes.

Results of Operations

The following tables set forth our results of operations data for the periods presented (in thousands):

	Three Months Ended June 30,
	2016	2015	Change ($)	Change (%)
Contract revenue	$109	$859	$(750)	(87)%
Operating expenses:
Research and development	2,752	1,322	1,430	108%
General and administrative	2,272	1,738	534	31%
Total operating expenses	5,024	3,060	1,964	64%
Loss from operations	(4,915)	(2,201)	(2,714)	123%
Interest and other income	82	516	(434)	(84)%
Interest expense	—	(39)	39	(100)%
Net loss	$(4,833)	$(1,724)	$(3,109)	180%

	Six Months Ended June 30,
	2016	2015	Change ($)	Change (%)
Contract revenue	$219	$1,531	$(1,312)	(86)%
Operating expenses:
Research and development	5,046	2,705	2,341	87%
General and administrative	4,658	4,060	598	15%
Total operating expenses	9,704	6,765	2,939	43%
Loss from operations	(9,485)	(5,234)	(4,251)	81%
Interest and other income	1,061	691	370	54%
Interest expense	—	(39)	39	(100)%
Net loss	$(8,424)	$(4,582)	$(3,842)	84%

Contract Revenue

Contract revenue was $0.1 million and $0.9 million during the three months ended June 30, 2016 and 2015, respectively, a decrease of $0.8 million, or 87%. The decrease in contract revenue was due primarily to the termination of our collaboration agreement with Pfizer in June 2015.

Contract revenue was $0.2 million and $1.5 million during the six months ended June 30, 2016 and 2015, respectively, a decrease of $1.3 million, or 86%. The decrease in contract revenue was due primarily to the termination of our collaboration agreement with Pfizer in June 2015.

We have recognized in revenue all amounts that had been previously deferred related to the terminated Pfizer collaboration and, therefore, in future periods, will not recognize any additional revenue under our previous collaboration agreement with Pfizer.

Research and Development Expenses

Research and development expenses were $2.8 million and $1.3 million during the three months ended June 30, 2016 and 2015, respectively, an increase of $1.4 million, or 108%. The increase was due primarily to an increase of $0.6 million related to manufacturing expenses for CB 813d, $0.4 million in personnel-related costs in connection with increased development activities and hiring of additional development employees and an increase of $0.4 million in lab supply costs and costs related to preclinical third-party research and development service contracts.

Research and development expenses were $5.0 million and $2.7 million during the six months ended June 30, 2016 and 2015, respectively, an increase of $2.3 million, or 87%. The increase was due primarily to an increase of $0.9 million related to manufacturing expenses for CB 813d, $0.8 million in personnel-related costs in connection with increased research and development activities and hiring of additional development employees and an increase of $0.6 million in lab supply costs and costs related to preclinical third-party research and development service contracts.

General and Administrative Expenses

General and administrative expenses were $2.3 million and $1.8 million during the three months ended June 30, 2016 and 2015, respectively, an increase of $0.5 million, or 31%. The increase was due primarily to an increase of $0.2 million in personnel-related costs as a result of increased head count, $0.2 million in other expenses related to operating as a public company and an increase of $0.1 million in professional service costs, including patent-related legal costs and legal and accounting advisory services.

General and administrative expenses were $4.7 million and $4.1 million during the six months ended June 30, 2016 and 2015, respectively, an increase of $0.6 million, or 15%. The increase was due primarily to an increase of $0.6 million in personnel-related costs as a result of increased head count and $0.4 million in other expenses related to operating as a public company, partially offset by a decrease of $0.4 million in professional service costs, including patent-related legal costs and legal and accounting advisory services.

Interest and Other Income

Interest and other income was $0.1 million and $0.5 million during the three months ended June 30, 2016 and 2015, respectively, a decrease of $0.4 million, or 84%. The decrease was due primarily to a $0.5 million loss recognized related to the change in estimated fair value of warrant liability, partially offset by a $0.1 million gain recognized, related to the change in fair value of the derivative liability.

Interest and other income was $1.1 million and $0.7 million during the six months ended June 30, 2016 and 2015, respectively, an increase of $0.4 million, or 54%. The increase was due primarily to a $1.0 million gain recognized, related to the change in fair value of the derivative liability, partially offset by $0.6 million loss recognized related to the change in estimated fair value of warrant liability.

Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The new standard involves several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. The new standard will be effective for the Company in its first quarter of 2017. We are currently evaluating the potential impact that this standard may have on our consolidated financial statements.

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

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments – Overall (Topic 825-10), which updates certain aspects of recognition, measurement, presentation and disclosure of financial instruments. ASU 2016-01 will be effective for the Company beginning in its first quarter of 2018, and early adoption is not permitted. We are currently evaluating the potential impact that this standard may have on our consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers. We may adopt the standard in either our first quarter of 2017 or 2018.

Subsequently, the FASB has issued the following standards related to ASU 2014-09: ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations; ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing; and ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. The Company must adopt ASU 2016-08, ASU 2016-10 and ASU 2016-12 with ASU 2014-09 (collectively, the “new revenue standards”). The new revenue standard may be applied retrospectively to each prior period presented or prospectively with the cumulative effect recognized as of the date of adoption. We are currently evaluating the timing of our adoption and the impact of adopting the new revenue standard on our consolidated financial statements.

Liquidity and Capital Resources

On August 20, 2015, we completed our merger with Targacept, which provided $41.2 million in cash, cash equivalents and short-term investments. Prior to that time, our operations had been financed primarily by net proceeds from the sale of convertible preferred stock, and the issuance of convertible notes. As of June 30, 2016, we had $24.0 million of cash, cash equivalents and short-term investments. We have an accumulated deficit of $139.5 million as of June 30, 2016.

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

On March 16, 2016, we entered into a Capital on DemandTM Sales Agreement with JonesTrading Institutional Services LLC (“JonesTrading”). In accordance with the terms of the sales agreement, we may offer and sell shares of its common stock having an aggregate offering price up to $6.5 million, subject to certain limitations, from time to time in one or more public offerings of our common stock, with JonesTrading acting as agent, in transactions pursuant to a shelf registration statement that was declared effective by the SEC on April 28, 2016. During the six months ended June 30, 2016, we sold 73,459 shares of our common stock in the Capital on DemandTM program, in the open market at a weighted-average selling price of $2.18 per share, for net proceeds (net of commissions) of $0.2 million.

The following table summarizes our cash flows for the periods presented (in thousands):

	Six Months Ended June 30,
	2016	2015
Cash used in operating activities	$(8,386)	$(4,347)
Cash provided by (used in) investing activities	(9,532)	(57)
Cash provided by financing activities	155	5,166
Net increase (decrease) in cash and cash equivalents	$(17,763)	$762

Cash Flows from Operating Activities

Cash used in operating activities for the six months ended June 30, 2016 was $8.4 million, due primarily to a net loss of $8.4 million, partially offset by the change in net operating assets and liabilities of $0.5 million due primarily to a $0.7 million increase in deposits related to a sale agreement with Attenua, Inc. relating to certain neural nicotinic receptor assets acquired from Targacept in the Merger and $0.4 million increase in prepaid expenses and other current assets, partially offset by a $0.3 million decrease in accrued compensation and other accrued liabilities, a $0.2 million decrease in deferred revenue due to the recognition of revenue and a $0.1 million decrease in accounts payable. Non-cash gains of $0.9 million related to the change in fair value of the derivative liability and $0.1 million related to extinguishment of redeemable convertible notes, partially offset by non-cash charges of $0.3 million for stock-based compensation and $0.2 million for depreciation and amortization.

Cash used in operating activities for the six months ended June 30, 2015 was $4.3 million, due primarily to a net loss of $4.6 million, the change in our net operating assets and liabilities of $0.5 million due primarily to a $1.5 million decrease in deferred revenue due to the amortization of upfront license fees from our collaborations, partially offset by a $1.3 million increase in accounts payable, $0.5 million increase in accrued compensation and other accrued liabilities and $0.2 million decrease in prepaid expenses and other current assets. Non-cash gains of $0.6 million related to the change in fair value of the warrant liability, which was offset by non-cash charges of $0.3 million for depreciation and amortization and $0.1 million for stock-based compensation.

Cash Flows from Investing Activities

Cash used in investing activities for the six months ended June 30, 2016 was $9.5 million, due primarily to $13.4 million in purchases of investments and $0.3 million related to the purchase of property and equipment, partially offset by proceeds from maturities of investments of $4.2 million.

Cash provided from investing activities for the six months ended June 30, 2015 was $0.1 million, due primarily to $0.1 million increase in restricted cash for the Company’s credit card collateral and facility lease deposit.

Cash flows from Financing Activities

Cash provided by financing activities for the six months ended June 30, 2016 was $0.2 million was primarily related to release of restricted cash of $3.4 million related to the redemption of some of the redeemable convertible notes and $0.2 million in net proceeds from issuance of common stock in at-the-market transactions, partially offset by payments of $3.4 million related to the redemption of some of the redeemable convertible notes.

Cash provided by financing activities for the six months ended June 30, 2015 was $5.2 million, due primarily to proceeds received from the issuance of convertible preferred stock of $3.3 million and convertible notes of $1.9 million.

Contractual Obligations

The following table summarizes our fixed contractual obligations as of June 30, 2016 (in thousands):

	Payments due by period
	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Contractual Obligations:
Operating lease obligations(1)	$734	$499	$—	$—	$1,233
CMC Manufacturing obligations(2)	3,504	—	—	—	3,504
Total contractual obligations(3)(4)	$4,238	$499	$—	$—	$4,737

(1)

Represents future minimum lease payments under the non-cancelable sub-lease for our headquarters in South San Francisco, California. The minimum lease payments above do not include any related common area maintenance charges or real estate taxes.

(2)

We are obligated to pay CMC $3.8 million under our development and manufacturing services agreement initial statement of work, subject to the completion of applicable work stages, which we expect to occur in less than one year.

(3)

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

(4)

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

Critical Accounting Polices and Estimates

Certain of the Company’s accounting policies that involve a higher degree of judgment and complexity are discussed in “Part II - Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operation - Critical Accounting Estimates” in the Annual Report. There have been no significant changes to these critical accounting estimates during the first six months of 2016.

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

However, because of the short-term nature of the instruments in our portfolio, a sudden change in market interest rates would not be expected to have a material impact on the fair market value of our investment portfolio. As of June 30, 2016, we had cash and cash equivalents of $24.0 million, which consisted of bank deposits and money market funds, and short-term investments of $12.6 million. The redeemable convertible notes we issued in August 2015 in connection with the merger do not bear interest and thus a change in market interest rates would not have an impact on an interest expense related to these redeemable convertible notes. Accordingly, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our investment portfolio.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) identified during the first six months of 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The failure of CB 813d to achieve successful clinical trial endpoints, delays in clinical trial commencement or in the clinical development of CB 813d generally, unanticipated adverse side effects related to CB 813d or any other adverse developments or information related to CB 813d would significantly harm our business, its prospects and the value of the company’s common stock. We expect to advance CB 813d into a subcutaneous prophylaxis dosing trial during 2017, to be followed if successful by a pivotal clinical efficacy trial in hemophilia A and hemophilia B inhibitor patients. There is no guarantee that the results of this clinical trial, if it occurs, will be positive or will not generate unanticipated safety concerns. The Phase 1 clinical trial of CB 813d was a single-dose intravenous escalation trial that would not, compared to multi-dose trials, be expected to exclude the possibility of an immunological response to CB 813d in patients who received the product candidate. One subject from the 18 μg/kg dose group developed a weak, transient and non-neutralizing anti-CB 813d antibody at a single time point of Day 60 post-dose. The positive anti-CB 813d antibody was characterized as cross-reactive with NovoSeven and native human Factor VII. Additional review of the raw data suggests that the bioanalytical result of a weak positive anti-drug antibody immune response at Day 60 may represent a false-positive test result. There were no subjects with evidence of neutralizing antibodies against CB 813d, and there were no subjects with >50% depletion of Factor VII activity relative to baseline.

If subsequent multi-dose trials demonstrate a treatment-related neutralizing immunological response in patients, development of CB 813d could be halted. Even if the next trials of CB 813d are positive, CB 813d may require substantial additional trials and other testing before approving CB 813d for marketing. In addition, we anticipate, but have not yet commenced, a full evaluation of CB 813d or CB 2679d/ISU 304 for subcutaneous administration. Results from these preclinical studies may not be positive, including, for example, due to failure to achieve sufficient protective levels of CB 813d in blood circulation to prevent spontaneous bleeding or the development of inhibitory antibodies. If we move forward with subcutaneous study of CB 813d, we will have to complete an additional pharmacokinetic and pharmacodynamic subcutaneous dosing study prior to initiating the pivotal study.

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

CB 813d is not expected to be commercially available in the near term, if at all. Further, the commercial success of CB 813d will depend upon its acceptance by physicians, patients, third-party payors and other key decision-makers as a therapeutic and cost effective alternative to products available at the time, which may include competing products currently under development by others. See “We face substantial competition that, may result in others discovering, developing or commercializing products before or more successfully than we do.” If we are unable to successfully develop, obtain regulatory approval for and commercialize CB 813d, our ability to generate revenue from product sales will be significantly delayed and our business will be materially and adversely affected, and we may not be able to earn sufficient revenues to continue as a going concern.

We are very early in our development efforts and have only one product candidate that has completed a Phase 1 clinical trial. All of our other product candidates are still in preclinical development. If we are unable to commercialize our product candidates or experience significant delays in doing so, our business will be materially harmed.

We are very early in our development efforts and have only one product candidate that has completed a Phase 1 clinical trial, CB 813d. All of our other product candidates are still in preclinical development, and we have not yet commenced a full evaluation of CB 813d or CB 2679d/ISU 304 for subcutaneous administration. We expect to advance CB 813d into a subcutaneous prophylaxis clinical efficacy trial in hemophilia A and hemophilia B inhibitor patients. In addition, we expect that our collaborator ISU Abxis will initiate a Phase 1/2 subcutaneous clinical trial of CB 2679d/ISU 304, our next-generation Factor IX drug candidate for the treatment of patients with hemophilia B, in 2016. We have delayed initiating preclinical IND-enabling studies for our anti-C3 protease for the prevention of DGF and research studies for our Factor Xa, so that we can focus our efforts and resources on advancing CB 813d, our next generation Factor VIIa and CB 2679d, our next-generation FIX through Phase 2/3 and Phase 1/2 clinical trials respectively. Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of these and other product candidates. The success of our product candidates will depend on several factors, including the following:

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

We face substantial competition that may result in others discovering, developing or commercializing products before or more successfully than we do.

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

Specifically, there are a large number of companies developing or marketing treatments for hemophilia, including many major pharmaceutical and biotechnology companies, including Novo Nordisk, which has developed NovoSeven, a human recombinant coagulation Factor VIIa indicated for treatment of bleeding episodes that has been approved for use in treatment of hemophilia A or B patients with inhibitors to Factor VIII or Factor IX and in patients with Factor VII deficiency and Glanzmann’s thrombasthenia, Baxter, which has developed BAX 817, a biosimilar of NovoSeven that recently completed an intravenous Phase 3 clinical trial and has been filed for marketing approval, Roche, which is developing ACE910/Emicizumab, a recombinant humanized bispecific antibody that binds to activated Factor IX and Factor X and mimics the cofactor function of Factor VIII and has been granted breakthrough therapy designation by the FDA to potentially treat hemophilia A, and Alnylam, which is developing an investigational RNAi therapeutic targeting antithrombin for the treatment of hemophilia. We are also aware of many companies focused on developing gene therapies that may compete with our planned hemophilia B indication, as well as several companies addressing other methods for modifying genes and regulating gene expression.

Our commercial opportunity in different indications could be reduced or eliminated if competitors develop and market products or therapies that are more convenient to use, more effective, less expensive, and safer to use than our products. Furthermore, if competitors gain FDA approval faster than we do, we may be unable to establish a strong market presence or to gain market share. The key competitive factors affecting the success of all of our product candidates, if approved, are likely to be their efficacy, safety, convenience, price, the level of generic competition, and the availability of reimbursement from government and other third-party payors.

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

To the extent that we raise additional capital through the sale of equity or convertible debt securities, stockholders may be diluted, and the terms of these new securities may include liquidation or other preferences that adversely affect the rights of common stockholders. In March 2016, we filed a shelf registration statement on Form S-3 with the SEC, which upon being declared effective on April 28, 2016, allows us to offer up to $50 million of securities from time to time in one or more public offerings of our common stock. In addition, in March 2016, we entered into a Capital on Demand™ Sales Agreement with JonesTrading Institutional Services LLC (“JonesTrading”). In accordance with the terms of the sales agreement, as of July 29, 2016, we may offer and sell additional shares of our common stock having an aggregate offering price of up to $5.8 million from time to time. Any additional sales in the public market of our common stock, under the agreement with JonesTrading or otherwise under the shelf registration statement, could adversely affect prevailing market prices for our common stock.

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

CATALYST BIOSCIENCES, INC.

Date: August 4, 2016	/s/ Nassim Usman, Ph.D.
Nassim Usman, Ph.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 4, 2016	/s/ Fletcher Payne
Fletcher Payne
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1*	Development and Manufacturing Services Agreement, by and between CMC ICOS Biologics, Inc. and the Registrant, dated as of May 20, 2016.

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of June 30, 2016 (unaudited) and December 31, 2015; (ii) the Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2016 and 2015 (unaudited); (iii) the Consolidated Statement of Stockholders’ Equity as of June 30, 2016 (unaudited); (iv) the Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015 (unaudited); and (v) the Notes to Unaudited Interim Consolidated Financial Statements.

___________
*

Confidential treatment has been requested with respect to certain portions of this Exhibit, which portions have been omitted and filed separately with the SEC as part of an application for confidential treatment.