Form 10-K
period 2016-12-31
CATALYST BIOSCIENCES, INC.
filed 2017-03-08
CIK 1124105

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s common stock as of February 28, 2017 was 1,000,036 as adjusted to reflect a 1-for-15 reverse stock split effective February 10, 2017. The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2016, was approximately $12,081,112. There is no non-voting stock outstanding.

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

You should read these statements carefully because they discuss future expectations, contain projections of future results of operations or financial condition, or state other “forward-looking” information. These statements relate to our plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. For example, forward-looking statements include any statements regarding:

•	the strategies, prospects, plans, expectations or objectives of management for future operations;
•	our focus on specific product candidates;
•	the progress, outcomes, scope or duration of the development of product candidates or programs;
•	the benefits that may be derived from product candidates or the commercial or market opportunity in any target indication;
•	our ability to protect intellectual property rights;
•	our anticipated operations, financial position, revenues, costs or expenses, statements regarding future economic conditions or performance;
•	potential regulatory filings for or approval of any of our product candidates;
•	the progress of our third-party collaborations, including estimated milestones;
•	our intention to seek, and the ability to enter into, strategic alliances and collaborations;
•

the responsibilities of our collaborators, including the responsibility to make cost reimbursement, milestone, royalty and other payments to us, and our expectations regarding our collaborators’ plans with respect to our products;

•	our responsibilities to our collaborators, including our responsibilities to conduct research and development, clinical trials and manufacture products;
•	the results and timing of clinical trials and the possible commencement of future clinical trials;
•	conditions for obtaining regulatory approval of our product candidates;
•	submission and timing of applications for regulatory approval;
•	the impact of U.S. Food and Drug Administration (FDA) and other government regulations on our business,
•	uncertainties associated with obtaining and protecting patents and other intellectual property rights, as well as avoiding the intellectual property rights of others;
•	products and companies that will compete with the products we license to third-party collaborators;
•	the possibility we may commercialize our own products and build up our commercial, sales and marketing capabilities and other required infrastructure;
•	our employees, including the number of employees and the continued service of key management, technical and scientific personnel;

•	future performance and obligations under agreements we have entered into, such as the definitive agreement related to the termination of the Pfizer Agreement;
•	our future performance and our expectations regarding our ability to achieve profitability;
•	requirements for us to purchase supplies and raw materials from third parties, and the ability of third parties to provide us with required supplies and raw materials;
•	sufficiency of our cash resources, anticipated capital requirements and capital expenditures and our need for additional financing;
•	the composition of future revenues;
•	accounting policies and estimates, including revenue recognition policies; and
•	statements of belief and any statement of assumptions underlying any of the foregoing.

These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in this report in Part II, Item 1A — “Risk Factors,” and elsewhere in this report. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. These statements, like all statements in this report, speak only as of their date, and we undertake no obligation to update or revise these statements considering future developments. We caution investors that our business and financial performance are subject to substantial risks and uncertainties and they should carefully consider the factors set forth in other reports or documents that we file from time to time with the Securities and Exchange Commission.

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

Unless the context requires otherwise, in this Annual Report on Form 10-K the terms “Catalyst,” the “Company,” “we,” “us” and “our” refer to Catalyst Biosciences, Inc., together with our subsidiary, Catalyst Bio, Inc., which we refer to as “Catalyst Bio.” See “Item 1 - Business - Business Overview.”

All information in this Annual Report on Form 10-K has been retroactively adjusted to give effect to a 1-for-15 reverse stock split that was effective on February 10, 2017 (the “2017 Reverse Stock Split”), except as otherwise described or as required by law. See “Part II – Item 1- Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments.”

ITEM 1.	BUSINESS.

Overview

We are a clinical-stage biopharmaceutical company focused on developing novel medicines to address serious medical conditions for individuals who need new or better treatment options. We have used a scientific approach to engineer several novel protease-based therapeutic candidates. We are focusing our product development efforts in the field of hemostasis (the process that regulates bleeding) and have a mission to develop valuable therapies for individuals with hemophilia.

We are applying our substantial expertise in protease engineering and our proprietary product discovery platform to create, engineer and characterize protease drug candidates. Proteases regulate several complex biological cascades, or sequenced biochemical reactions, including the coagulation cascade (a mechanism of blood clotting) in hemophilia and non-hemophilia settings and the complement cascade that causes inflammation and tissue damage in certain diseases.  Our protease expertise allowed us to improve the biochemical and pharmacological properties of currently marketed hemophilia protease drugs, specifically Factors VIIa, IX and Xa and to create completely novel proteases that cleave disease-causing proteins, specifically complement Factor 3 (C3), for the potential treatment of dry age-related macular degeneration (Dry AMD) and renal delayed graft function (DGF).

With drug candidates in clinical and advanced preclinical development, we are a leader in the field of subcutaneously (“SQ”) dosed coagulation factor prophylactic therapies for individuals with hemophilia. We have assembled an experienced management team, scientists and advisors with subject matter expertise, a strategic collaborator, an enabling technology platform and a leading intellectual property position in the fields of protease therapeutics to advance our clinical and preclinical pipeline.

Our most advanced program is a highly potent next-generation coagulation Factor VIIa protease variant, marzeptacog alfa (activated) (formerly CB 813d), that has successfully completed an intravenous Phase 1 clinical trial evaluating the pharmacokinetics, pharmacodynamics and coagulation activity in individuals with severe hemophilia A and B with and without an inhibitor. We expect to advance marzeptacog alfa (activated) into the Phase 2 portion of a Phase 2/3 subcutaneous prophylaxis efficacy trial in 2017.

Our next most advanced hemophilia program, a highly potent Factor IX protease variant, CB 2679d/ISU304, has completed advanced preclinical IND-enabling development. We expect to initiate a Phase 1/2 subcutaneous dosing trial for CB 2679d/ISU304 in the second quarter of 2017.

The substantially enhanced potency of marzeptacog alfa (activated) and CB 2679d/ISU304 compared to existing treatment options may allow for effective subcutaneous prophylactic treatment of individuals with hemophilia A or B with an inhibitor or individuals with hemophilia B, respectively. Catalyst's engineered hemostasis proteases are designed to overcome current treatment limitations by allowing delivery via subcutaneous injection which we believe will facilitate effective prophylactic treatment, especially in children, and may ultimately deliver substantially better outcomes for individuals with hemophilia.

Subcutaneous dosing results in progressive increases in the levels of our protease factors until they reach a stable blood level therapeutic target range (ideally mild hemophilia to normal). Conversely, dosing by intravenous (IV) infusions results in very high factor levels in the blood initially, but the factor level then falls rapidly to a trough level at a range that is measured as moderate or severe hemophilia, triggering the next dose. These results are illustrated in the diagram below.

Time in Mild to Normal Levels Predicts Protection from Spontaneous Bleeds

Stable factor levels could potentially yield a significant improvement in outcomes and have the added benefit of convenience over competing intravenous therapeutics, particularly when administered to children where venous access is challenging.

We also have several Factor Xa variants that have demonstrated efficacy in several preclinical models and have the potential to be used as a universal pro-coagulant. We have delayed initiating further work on our Factor Xa therapeutic program at this time to focus our efforts on the Factor VIIa and Factor IX clinical programs.

We continue to explore licensing opportunities for our anti-complement programs in DGF and Dry AMD so that we can focus our efforts and resources on advancing marzeptacog alfa (activated) and CB 2679d/ISU304 through Phase 2/3 and Phase 1/2 clinical trials, respectively.

Based on industry reports, we estimate annual worldwide sales in 2016 for FDA-approved recombinant protease products for individuals with hemophilia A and B and an inhibitor were approximately $2.4 billion and approximately $3.6 billion when including prothrombin complex concentrate products used to treat individuals with hemophilia B with an inhibitor.

Our Product Candidate Pipeline

We are currently focused on the clinical development of improved, next-generation subcutaneous prophylaxis using enhanced potency Factor VIIa and Factor IX variants. We have delayed initiating further research on our Factor Xa therapeutic program at this time and we are seeking to out-license our pre-clinical anti-C3 protease development candidate, CB 2782, and our novel anti-C3 protease program for Dry AMD.

The following table summarizes our development programs.

Hemostasis & Hemophilia

Hemophilia is a rare but serious bleeding disorder that results from a genetic or an acquired deficiency of a protein required for normal blood coagulation. There are two major types of hemophilia, A and B, that are caused by alterations in Factor VIII or Factor IX genes, respectively, with a corresponding deficiency in the affected proteins. The disease is X chromosome-linked, meaning that most people who inherit the disorder and suffer from symptoms are male. However, female carriers of mutations in Factor VIII or Factor IX can also have reduced clotting factor levels.

Individuals with hemophilia suffer from spontaneous bleeding episodes and substantially prolonged bleeding times that can become limb- or life-threatening following injury or trauma. In cases of severe hemophilia, spontaneous bleeding into muscles or joints is frequent and often results in permanent, disabling joint damage. Individuals with hemophilia are currently treated with replacement therapy of key coagulation proteins, Factor VIII for Hemophilia A or Factor IX for Hemophilia B.

We believe that the shortcomings of currently approved therapies, including a requirement for intravenous infusion, are barriers to prophylactic treatment strategies that, if surmounted, could provide meaningfully improved long-term clinical outcomes for individuals with hemophilia. Catalyst's engineered hemostasis protease are designed to overcome current treatment limitations by allowing delivery via subcutaneous injection, which we believe will facilitate prophylactic treatment, especially in children, and may ultimately deliver substantially better outcomes for individuals with hemophilia.

Hemophilia A occurs in approximately 1 in 5,000 male births, and hemophilia B in 1 in 30,000 male births. The prevalence of hemophilia A and B in the United States is approximately 20,000 individuals out of an estimated, 400,000 individuals worldwide.

Currently there is no cure for hemophilia. Treatment usually involves management of acute bleeding episodes or prophylactic treatment through factor replacement therapy by infusion of individuals’ missing Factor VIII or IX.

Based on our research, we estimate worldwide sales of all Factor IX-containing products for the treatment of hemophilia B in 2016 were approximately $1.2 billion, including approximately $0.7 billion as reported by Pfizer, Inc. for its BeneFIX® product and $0.3 billion as reported by Bioverativ and Swedish Orphan Biovitrum for their Alprolix® product.

A complication for individuals with hemophilia who are receiving factor replacement therapy is the production of antibodies, also called inhibitors, that inactivate the replacement factor. The overall prevalence of inhibitor formation is up to 30% in individuals with hemophilia A and up to 5% in individuals with hemophilia B. Individuals with an inhibitor are treated with what are known as bypassing agents that initiate coagulation by a pathway that is independent of Factor VIII or Factor IX, the proteins that are deficient or inactivated in individuals with hemophilia A and B, respectively. Currently available bypassing agents include recombinant Factor VIIa, NovoSeven® RT produced by Novo Nordisk and activated prothrombin complex concentrates, marketed as FEIBA by Shire. NovoSeven® was first approved in 1999 and is indicated for treatment of bleeding episodes, prevention of bleeding during surgeries in individuals with hemophilia A or B with inhibitors, and individuals with congenital Factor VII deficiency. In 2006, it was approved for the treatment of acquired hemophilia. NovoSeven® RT was approved in 2014 and is also indicated for treatment of Glanzmann’s thrombasthenia. Sales of NovoSeven® RT in 2016, which we estimate based on our research, were $1.4 billion. FEIBA is approved for use in individuals with hemophilia A and B with inhibitors, which we estimate, based on our research, had 2016 sales of $0.8 billion.

Hemophilia Inhibitors—Clinical Stage Factor VIIa Program

Our most advanced product candidate is marzeptacog alfa (activated) (formerly CB 813d), a next-generation Factor VIIa variant, was tested in an intravenous Phase 1 clinical trial that was completed in February 2015 to evaluate the safety, tolerability, pharmacokinetics, pharmacodynamics and coagulation activity of marzeptacog alfa (activated) in severe hemophilia A and B with and without inhibitors. Marzeptacog alfa (activated) is initially being developed for the prophylactic treatment of individuals with severe hemophilia A and B with inhibitors. Pfizer filed the Investigational New Drug Application (IND) with the FDA for the Phase 1 trial in August 2011 for adult males with hemophilia A or B, with or without inhibitors to Factor VIII or Factor IX. We have received the IND application filed with the FDA from Pfizer and plan to initiate the Phase 2 portion of a Phase 2/3 clinical subcutaneous prophylaxis efficacy trial in 2017. Marzeptacog alfa (activated) has received orphan drug designation in the United States from the FDA.

In the Phase 1 clinical trial of intravenous marzeptacog alfa (activated) conducted by Pfizer, 25 individuals with severe hemophilia A and B with and without inhibitors were enrolled and treated. The clinical trial design was a single ascending dose-escalation study with 1 individual treated at 0.5 µg/kg followed by 4 cohorts of 6 individuals each at doses of 4.5, 9.0, 18.0, and 30.0 µg/kg. Clinical endpoints included safety, tolerability, pharmacokinetics and clot-forming activity, such as prothrombin time, or PT, activated partial thromboplastin time, or aPTT, thrombin-antithrombin activity and others. Results showed that single doses of marzeptacog alfa (activated) were well tolerated when administered to individuals with hemophilia A and B, and there were no instances of bleeding or thrombosis. As shown in the graph below, marzeptacog alfa (activated) demonstrated pharmacological efficacy as measured by significant shortening of aPTT (activated partial thromboplastin time) and PT (prothrombin time) for up to 24-hours post dosing. The results were presented in a poster session at the International Society on Thrombosis and Haemostasis (ISTH) Meeting held in Toronto, Canada from June 20 to 25, 2015.

Substantial & dose dependent correction of PT & aPTT at all doses

We designed marzeptacog alfa (activated) to combine higher clot-generating activity, or potency, at the site of bleeding and improved duration of action in vivo to allow for the effective, long-term, prophylaxis in individuals with hemophilia with inhibitors. We anticipate that this product candidate, if approved, could be used prophylactically to prevent bleeding episodes with subcutaneous administration that may be superior to intravenous infusions. We have previously demonstrated in several bleeding models that marzeptacog alfa (activated) can treat or prevent bleeding when dosed intravenously. The next step required to develop marzeptacog alfa (activated) for subcutaneous use was to test its ability to correct bleeding times in hemophilia models and to achieve sufficient plasma (blood) levels of activity when dosed subcutaneously.

During the past 9 months, we have presented data at scientific conferences demonstrating that daily subcutaneous administration in hemophilia B mice and hemophilia A dogs resulted in steady-state blood levels of marzeptacog alfa (activated) that correct the hemophilia coagulation impairment present at baseline as measured by whole blood clotting time and aPTT.

Marzeptacog alfa (activated) was dosed daily subcutaneously for 6 days in hemophilia A dogs and clotting parameters were measured. Whole blood clotting time after daily subcutaneous administration of 120 µg/kg marzeptacog alfa (activated) in hemophilia A dogs was substantially reduced.

Whole blood clotting time after daily subcutaneous administration of 120 µg/kg marzeptacog alfa (activated)

Daily subcutaneous injections can correct the whole blood clotting time in hemophilia A dogs

Antigen levels and functional assay after daily subcutaneous administration of 120 µg/kg marzeptacog alfa (activated) in dogs reached stable trough levels in our target range where we believe that similar results in humans will provide satisfactory continuous protection from spontaneous bleeding.

Antigen levels and functional assay after daily subcutaneous administration of 120 µg/kg marzeptacog alfa (activated)

Daily subcutaneous dosing resulted in stable trough levels

Hemophilia B—Factor IX

Our next most advanced product candidate is CB 2679d/ISU304, a next-generation subcutaneously dosed Factor IX drug for the prophylactic treatment of individuals with hemophilia B. The National Hemophilia Foundation has recommended chronic, prophylactic treatment as the optimal therapy for individuals with severe hemophilia B. CB 2679d/ISU304 has completed IND-enabling preclinical studies, and we intend to enter Phase 1/2 clinical development with our collaborator ISU Abxis in the second quarter of 2017. We entered into a co-development agreement with ISU Abxis in 2013. Under the ISU Abxis agreement we licensed our proprietary human Factor IX products to ISU Abxis for initial development in South Korea. ISU Abxis is responsible for manufacturing preclinical development activities and clinical development through a proof-of-concept Phase 1/2 study in individuals with hemophilia B. We have the sole rights and responsibility for worldwide development, manufacture, and commercialization of Factor IX products after Phase 1/2 development. ISU Abxis may exercise its right of first refusal to acquire commercialization rights in South Korea, in which case they would be entitled to profit sharing on worldwide sales.

CB 2679d/ISU304 has demonstrated in our hemophilia B mouse animal study, higher potency than BeneFIX®, Pfizer’s currently marketed Factor IX therapeutic, and Alprolix®, Bioverativ’s approved Factor IX-Fc fusion protein, and may allow subcutaneous administration that provides trough Factor IX activity levels in blood in the normal range and provide prophylaxis against bleeding episodes.

CB 2679d/ISU304 was dosed subcutaneously daily in hemophilia B dogs for 6 days. Clotting assays were performed. Substantial correction of whole blood clotting time after daily subcutaneous administration of 300 IU/kg CB 2679d/ISU304 in hemophilia B dogs was achieved.

Whole blood clotting time after daily subcutaneous administration of 300 IU/kg CB 2679d/ISU304 in hemophilia B dogs

Daily subcutaneous injections can normalize whole blood clotting time in hemophilia B dogs

The Complement Cascade as a Target for Inflammatory Disease

The complement cascade is a series of naturally occurring molecular processes that play a central role in the body’s inflammatory and immune responses. It helps to localize certain immune system cells at the site of infection or inflammation, to rupture the membranes of pathogens, and to mediate various specific responses to antigens through effects on both B- and T-cells. Consequently, drugs that target the complement cascade could potentially be used in a variety of indications, including prevention of transplant rejection, dry age-related macular degeneration, cardiovascular disease, asthma, and autoimmune disease. Many key targets within the complement cascade are found at such high concentrations that it is likely to be difficult or impractical to block their action with antibodies or small molecules because extremely high drug concentrations would be required for efficacy. We believe that the enzymatic properties of an engineered novel protease could overcome some of the challenges of inhibiting the complement cascade.

Complement in Ischemia-Reperfusion Injury

Our lead anti-C3 inflammation development candidate, CB 2782, is a novel protease for the prevention of delayed graft function (DGF) following kidney transplant driven by ischemia-reperfusion injury. This novel protease variant is directed against complement Factor 3 (C3), a target present at concentrations that may be too high to address effectively with a therapeutic antibody or small molecule but which we believe is amenable to treatment using a protease. We are seeking to out-license this agent so that we can focus our efforts and resources on advancing marzeptacog alfa (activated) and CB 2679d/ISU304 through Phase 2/3 and Phase 1/2 clinical trials, respectively.

Complement in Dry Age-Related Macular Degeneration

Dry age-related macular degeneration, or dry AMD, is the leading cause of blindness in the elderly worldwide. According to Nature, a scientific journal, dry AMD affects approximately 20 million people in the United States and EU combined, with the potential size of the dry AMD market worldwide estimated at $30 billion. The disease is a chronic condition characterized by a progressive loss of central vision due mostly to degenerative changes and/or the formation of microvascular networks in the center of the eye’s visual field, called the macula. There are two forms of AMD, wet and dry. Wet AMD is the more severe form of the disease and represents approximately 10% of all individuals with AMD. Dry AMD is the most common form of early to intermediate stage AMD and occurs in approximately 90% of individuals with the condition. While there have been recent improvements in the treatment of wet AMD, dry AMD treatment remains an unmet medical need.

Recent studies from several independent investigators have demonstrated that over 70% of the risk of developing AMD (both dry and wet forms) corresponds to mutations in human complement genes, particularly the Factor H gene whose product is required for proper regulation of the complement cascade. Also, Roche/Genentech’s Anti-Factor D antibody fragment demonstrated an approximately 20-40% reduction of lesion size growth after 18 monthly injections in a Phase 1/2 clinical trial for geographic atrophy, or GA, an advanced form of dry AMD. This clinical study suggests that inhibition of the complement cascade can have a significant effect on the progression of GA.

We have demonstrated that our novel anti-C3 proteases can clear C3 in the vitreous of primates and are well tolerated in single dose studies. We are seeking to out-license this agent so that we can focus our efforts and resources on advancing marzeptacog alfa (activated) and CB 2679d/ISU304 through Phase 2/3 and Phase 1/2 clinical trials, respectively.

Our Strategy

Our goal is to build a clinical-stage biopharmaceutical company whose mission is to develop valuable therapies for individuals with hemophilia who need new or better treatment options. Key elements of our strategy to achieve this goal are to:

•

Advance the Clinical Development of our Lead Product Candidates: Our most advanced drug candidate, marzeptacog alfa (activated), for the treatment of hemophilia and to facilitate surgery in hemophilia, has completed a Phase 1 intravenous dosing clinical trial evaluating safety and tolerability as well as pharmacokinetics, pharmacodynamics and coagulation activity. We expect that we will advance marzeptacog alfa (activated) into the Phase 2 portion of a Phase 2/3 subcutaneous dosing clinical efficacy trial in individuals with hemophilia A and B with an inhibitor in 2017. In addition, we expect that our collaborator ISU Abxis will initiate a Phase 1/2 subcutaneous dosing clinical trial of CB 2679d/ISU304, our next-generation Factor IX drug candidate in individuals with hemophilia B, in the second quarter of 2017.

•

Leverage Existing Strategic Factor IX Collaboration: We have established a strategic collaboration with ISU Abxis for its CB 2679d/ISU304 program. We are entitled to upfront and milestone payments and have retained worldwide commercialization rights, except for ISU Abxis’ right of first refusal for commercialization rights in South Korea, and subject to a future profit sharing arrangement. We believe our Factor IX collaboration contributes to our ability to advance our Factor IX product candidate through clinical development.

•

Build a Hemostasis Franchise: We intend to build on our recent clinical and preclinical success in Factor VIIa and Factor IX by advancing our Factor VIIa program into the Phase 2 portion of a Phase 2/3 clinical efficacy trial in 2017. The combination of the wholly owned Factor VIIa product candidate entering a Phase 2/3 clinical efficacy trial and the Factor IX product candidate entering a phase 1/2 clinical trial may allow us to build a strong hemostasis franchise if those product candidates are approved.

Collaborations

Pfizer

On June 29, 2009, we entered into a Research and License Agreement with Wyeth Pharmaceuticals, Inc., subsequently acquired by Pfizer Inc. (“Pfizer”), whereby we and Pfizer collaborated on the development of novel human Factor VIIa products and we granted Pfizer the exclusive rights to develop and commercialize the licensed products on a worldwide basis. As a result of this agreement, Pfizer paid us an up-front non-refundable signing fee of $21.0 million, which was initially recognized as revenue ratably over the term of our continuing involvement in the research and development of products with Pfizer. The term was determined to be five years (covering the initial two-year research term plus potential extensions permitted under the applicable agreement).

During the initial two years of the collaboration period Pfizer reimbursed us for certain costs incurred in the development of the licensed products including FTE-based research payments. Following the conclusion of the initial collaboration, without extension by Pfizer, we had no further substantive performance obligations to Pfizer under the agreement and we recognized the remaining $12.6 million of deferred revenue related to the up-front fee in June 2011. Subsequently, in August 2013, we amended the Pfizer agreement, in accordance with which Pfizer made two $1.5 million non-refundable annual license maintenance payments to us in August 2013 and August 2014 and we agreed to certain performance obligations to Pfizer for the period starting from the effective date of the amendment. Pfizer was also obligated to pay to us contingent milestone-based payments upon the occurrence of certain defined development, commercialization, and sales-based milestones.

On April 2, 2015, Pfizer notified us that it was exercising its right to terminate the research and license agreement effective June 1, 2015. Accordingly, we revised the expected period of performance to end on June 1, 2015 and the deferred revenue balance was fully amortized as of that date.

On December 8, 2016, we signed a definitive agreement related to the termination of the Pfizer agreement.  Pursuant to this termination agreement, Pfizer granted us an exclusive license to Pfizer’s proprietary rights for manufacturing materials and processes that apply to Factor VIIa variants, CB 813a and marzeptacog alfa (activated).  Pfizer also transferred to us the Investigational New Drug (“IND”) application and documentation related to the development, manufacturing and testing of the Factor VIIa products as well as the orphan drug designation. Pursuant to this agreement, we agreed to make contingent cash payments to Pfizer in an aggregate amount equal to up to $17.5 million, payable upon the achievement of clinical, regulatory and commercial milestones. Following commercialization of any of Factor VIIa products, Pfizer would also receive a single-digit royalty on net product sales on a country-by-country basis for a predefined royalty term.

ISU Abxis

On September 16, 2013, we signed a License and Collaboration Agreement with ISU Abxis, as subsequently amended on October 31, 2014 and on December 7, 2016, or the ISU Abxis agreement. Under the ISU Abxis agreement we licensed our proprietary human Factor IX products to ISU Abxis for initial development in South Korea. ISU Abxis is responsible for development and manufacturing of the licensed products through Phase 1/2 clinical trials. Until the completion of Phase 1 development ISU Abxis also has a right of first refusal with respect to commercialization rights for the licensed products in South Korea. We have the sole rights and responsibility for worldwide development, manufacture, and commercialization of Factor IX products after Phase 1/2 development unless ISU Abxis has exercised its right of first refusal regarding commercialization rights in South Korea in which case our rights are throughout the entire world excluding South Korea. ISU Abxis’s development and manufacturing rights (but not its right of first refusal) will also terminate if we enter into a license agreement with another party to develop, manufacture, and commercialize Factor IX products in one major market territory.

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

ISU Abxis paid us a non-refundable upfront signing fee of $1.75 million. ISU Abxis is also obligated to make contingent cash payments to us of up to $2.75 million payable based upon the achievement of predefined development milestones (none of which have been achieved as of the date of this filing). In addition, we are required to pay ISU Abxis, for some preclinical IND enabling studies and a royalty of between a quarter and a third of our net profits determined on a country-by-country basis until the expiration of the last valid claim in such country or fifteen years after the first commercial sale of a product in such country, whichever is sooner, after which time we will have a perpetual, irrevocable and non-exclusive license to the applicable technology with respect to such country. However, if the Phase 1/2 clinical study of the Factor IX products is not completed by a specified date and we continue the development of Factor IX products using cell lines created by ISU Abxis or in a manner that otherwise would be covered by a patent held by ISU Abxis or if the Phase 1/2 clinical trial is not successful and we continue to develop the Factor IX products, we will be obligated to pay ISU Abxis a low single-digit royalty on net product sales, in addition to up to $2.0 million in potential milestone payments to ISU Abxis. Either party may terminate the ISU Abxis agreement in its entirety upon written notice of a material uncured breach or upon the other party’s bankruptcy and we may terminate the agreement upon prior notice if the Phase 1/2 clinical study is not completed by a certain date. As of December 31, 2016, the cumulative aggregate payments received and recognized by us under this agreement were $1.4 million, and we had made reimbursements of $0.3 million to ISU Abxis, associated with certain preclinical studies.

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

As more fully described below, as of January 8, 2017, our patent portfolio included approximately 112 patents; including 13 issued and allowed U.S. patents and 99 foreign granted and accepted patents, and 4 U.S. patent applications, plus an additional 64 pending foreign patent applications. We also rely on trade secrets and careful monitoring of our proprietary information to protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection.

Our success will depend significantly on our ability to:

•	Obtain and maintain patent and other proprietary protection for commercially important technology, inventions and know-how related to our business;
•	Defend and enforce our patents;
•	Maintain our licenses to use intellectual property owned by third parties; and
•	Preserve the confidentiality of our trade secrets and operate without infringing the valid and enforceable patents and other proprietary rights of third parties.

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

In addition, a third-party may hold intellectual property, including patent rights that are important or necessary to the development of our products. It may be necessary for us to use the patented or proprietary technology of third parties to commercialize our products, in which case we would be required to obtain a license from these third parties on commercially reasonable terms, or our business could be harmed, possibly materially. For example, certain of the methods for screening our novel proteases, our non-complement proteases modified to cleave a complement protein such as C2 or C3, or for using proteases as scaffolds, are covered by patents held by third parties. Although we have obtained exclusive licenses to these patents from these third parties on what we believe are commercially reasonable terms, if we were not able to obtain a license on similar technology, or were not able to obtain a license on commercially reasonable terms, our business could be harmed, possibly materially. In addition, we are aware of a patent that has been issued in Europe (with counterparts in Australia, China, Japan, Poland and South Korea) and includes a claim that may read on marzeptacog alfa (activated). An opposition proceeding with respect to this patent sustained this patent, and we filed an appeal on November 11, 2016.  There can also be no assurance whether the claims of such patent would be found to read on marzeptacog alfa (activated) even if a claim survives opposition. There may be third-party patents or patent applications with claims to compositions of matter, materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our product candidates. Because patent applications can take many years to issue, there may be currently pending patent applications that may later result in issued patents that our product candidates may infringe.

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

Because patent applications in the United States and certain other jurisdictions are maintained in secrecy for 18 months, and since publication of discoveries in the scientific or patent literature often lags actual discoveries, we cannot be certain of the priority of inventions covered by pending patent applications. Moreover, we may have to participate in interference proceedings declared by the United States Patent and Trademark Office, or USPTO, or a foreign patent office to determine priority of invention or in post-grant challenge proceedings, such as oppositions, that challenge priority of invention or other features of patentability. Such proceedings could result in substantial cost, even if the eventual outcome is favorable to us.

All our patents and applications were internally developed and assigned to us, except for one pending South Korean patent application that is co-owned. In addition, members of the 4902 family directed to screening methods (4 patents, including 2 issued U.S. patents) are jointly owned with the Torrey Pines Institute for Molecular Studies, which licensed its interest to us. We are currently reviewing our patent portfolio and may choose to abandon certain patents that do not appear to have significant value. Our current patents and patent applications include:

•

59 patents, including 1 issued U.S. patent, and 16 patent applications, including 1 U.S. patent application, covering modified Factor VII polypeptides, such as our lead product candidate, marzeptacog alfa (activated), and methods of production of modified Factor VII polypeptides. The U.S. patent, with patent term adjustment, and patent application, if granted, expires or is expected to expire, in 2031 and 2029. The foreign patents and patent applications, if granted, expire, or are expected to expire, respectively, in 2028-2029.

•

11 patents, including 3 issued and allowed U.S. patents and 16 patent applications, including 1 U.S. patent application, covering modified Factor IX polypeptides, such as our clinical candidate CB 2679d/ISU304. The issued and allowed U.S. patents, including patent term adjustment, expire, or are expected to expire, respectively, in 2030-2032 and the foreign patents and patent applications, if granted, expire, or are expected to expire, respectively, in 2031.

•

34 patents, including 4 issued and allowed U.S. patents, and 22 patent applications, including 1 U.S. patent application, covering novel proteases. The U.S. patents, and patent applications, if granted, including patent term adjustment, expire or are expected to expire, respectively, in 2025-2029, and the foreign patents and foreign patent applications, if granted, expire, or are expected to expire, in 2025-2027.
•

3 patents, including 1 issued U.S. patent, and 14 patent applications, including 1 U.S. patent application, covering improved Factor Xa variants and methods of production of improved Factor Xa variants. The issued patent and patent applications, if granted, including patent term adjustment, expire, or are expected to expire in 2033.

•

3 patents, including 2 issued U.S. patents, covering methods for identifying proteases that cleave or inactivate a protein target. The U.S. patents, including patent term adjustment, expire in 2027 and 2030, and the foreign patent expires in 2027.

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

In the future, to the extent our product candidates including marzeptacog alfa (activated), CB 2679d/ISU304, and novel anti-C3 proteases receive approval by the FDA or foreign regulatory authorities, we expect to apply for patent term extensions on issued patents covering those products, depending upon the length of the clinical trials for each drug and other factors.

In addition to the intellectual property described above, we obtained the intellectual property related to a neural nicotinic receptor (“NNR”) portfolio from our business combination with Targacept, Inc. completed in August 2015 (See “Business Organization”). We completed the process of out-licensing, selling off and terminating the remaining NNR portfolio in 2016.

Manufacturing

We do not have any manufacturing facilities. We currently rely, and expect to continue to rely, on third parties for the manufacture of our product candidates for preclinical and clinical testing, as well as for the commercial manufacture of our product candidates that receive marketing approval. Pfizer was responsible for manufacturing marzeptacog alfa (activated) for clinical trials pursuant to our license and collaboration agreement with Pfizer.

On May 20, 2016, we signed a Development and Manufacturing Agreement (the DMA Agreement) with CMC ICOS Biologics, Inc. (CMC), pursuant to which CMC will conduct Drug Substance manufacturing development and, upon successful development of the manufacturing process, manufacture the Drug Substance marzeptacog alfa (activated) that the Company intends to use in its clinical trials on a fee-for-services basis. We will own all intellectual property developed in such manufacturing development activities that are specifically related to marzeptacog alfa (activated) and will have a royalty free and perpetual license to use CMC’s intellectual property to the extent reasonably necessary to make marzeptacog alfa (activated), including commercial manufacturing. We have agreed to a total of $3.8 million in payments to CMC pursuant to the initial statement of work under the DMA Agreement, subject to completion of applicable work stages, $0.5 million has been paid as of December 31, 2016. We have completed the transfer of manufacturing technology from Pfizer to CMC and anticipate that CMC will manufacture marzeptacog alfa (activated) for our initial anticipated human clinical trials.

On December 14th, 2016, we signed a Master Services Agreement with Symbiosis Pharmaceutical Services Limited, pursuant to which Symbiosis will conduct Drug Product manufacturing development and, upon successful development of the manufacturing process, manufacture the Drug Product marzeptacog alfa (activated) that the Company intends to use in its clinical trials on a fee-for-services basis. We have initiated the transfer of manufacturing technology from Pfizer to Symbiosis and anticipate that Symbiosis will manufacture marzeptacog alfa (activated) for our initial anticipated human clinical trials.

ISU Abxis is responsible for manufacturing CB 2679d/ISU304, our next-generation Factor IX drug candidate, through the completion of Phase 1/2 clinical trials, after which point we will be responsible for manufacturing this product candidate. We intend to identify and qualify third-party manufacturers for this product candidate.

Commercialization

We have not yet established a sales, marketing, or product distribution infrastructure for our other product candidates, which are still in preclinical or early clinical development. Except for ISU Abxis’ potential rights to commercialize CB 2679d/ISU304 in South Korea, we generally expect to retain commercial rights for our product candidates. We believe that it will be possible to access the United States hemophilia market through a focused, specialized sales force. We have not yet developed a commercial strategy outside of the United States.

Competition

Some of our product candidates will face competition from approved therapeutics. Competition for our product candidate pipeline comes primarily from large, well-established pharmaceutical companies, who have greater financial resources and expertise in research and development, manufacturing, conducting clinical trials, and marketing approved products. Mergers and acquisitions within the pharmaceutical and biotechnology industries may further concentrate competitors’ resources. We are not only competing with these companies in terms of technology, but also in recruiting and retaining qualified scientists and management personnel, in establishing partnerships with clinical trial sites, and in registering individuals into clinical trials.

In addition to current standard of care for individuals, clinical trials are being pursued by several parties in the field of biologics and in our lead indications. These products in development may provide efficacy, safety, convenience, and other benefits that are not provided by currently marketed therapies. As a result, they may provide significant competition for any of our product candidates for which we obtain marketing approval. Based on publicly available information, the following are some of the products being developed by competitors in indications overlapping with those of our programs.

•

Factor VIIa Competition: Novo Nordisk’s NovoSeven® is a recombinant Factor VIIa indicated for treatment of bleeding episodes. NovoSeven® was FDA approved in 1999 for use in the treatment of individuals with hemophilia A or B with inhibitors to Factor VIII or Factor IX. The treatment has since been approved for use in individuals with Factor VII deficiency and Glanzmann’s thrombasthenia. Shire’s FEIBA is a composition of coagulation factors indicated for on-demand and prophylactic use, and has been on the market for more than 30 years. Several other companies have competing products under development, including companies developing biosimilars of NovoSeven®, such as Baxalta’s BAX 817, that was filed for approval in late 2015, and rEVO Biologics, whose product is in a Phase 3 clinical trial, as well as Roche, whose bispecific Factor IXa-Factor X monoclonal antibody is in a Phase 3 clinical study, Alnylam, whose investigational RNAi therapeutic targeting antithrombin for the treatment of hemophilia is in a Phase 1 clinical trial. CSL Behring is developing an albumin–linked Factor VIIa that has an extended half-life and is currently in a Phase 2/3 study and OPKO Biologics, whose recombinant Factor VIIa product that may also be administered subcutaneously, is in a Phase 1/2 clinical trial. Novo Nordisk, Bayer and Pfizer are also developing agents that neutralize Tissue Pathway Factor Inhibitor.

•

Factor IX Competition: BeneFIX, a recombinant Factor IX indicated for treatment of individuals with hemophilia B, was approved in 1997 and is marketed by Pfizer, which, according to Pfizer’s Annual Report on Form 10-K, reported 2016 revenues of $0.7 billion. In addition, Alprolix®, a Factor IX-Fc fusion product approved in 2014, marketed by Bioverativ and Swedish Orphan Biovitrum (SOBI - in Europe, Russia, North Africa and the Middle East) with 2016 revenues of $0.3 billion, and Rixubis, a recombinant Factor IX biosimilar approved in 2013, marketed by Baxalta. CSL Behring announced that their biologics license application (BLA) for their Idelvion (rFIX) product was approved by the FDA on March 4, 2016 and Novo Nordisk filed a BLA during 2016 for its glycopegylated-Factor IX product.

•

Delayed Graft Function Competition: While there are no currently approved treatments for DGF that we believe would pose competitive risk, several companies are developing antibody and small molecule-based product candidates currently in Phase 2 studies.

•

Dry AMD Competition: While there are no currently approved treatments for dry AMD that we believe would pose competitive risk, several companies, including Genentech and Novartis, are developing antibody-based product candidates for the treatment of dry AMD that are currently in Phase 2 or Phase 3 studies, and Ophthotech is developing its product candidate Zimura, an aptamer targeting complement Factor 5 (C5) for indications in both dry and wet AMD.

Our commercial opportunity in different indications could be reduced or eliminated if our competitors develop and market products that are more convenient to use, more effective, less expensive, and safer to use than our products. Furthermore, if competitors gain FDA approval faster than we do, we may be unable to establish a strong market presence or to gain market share. The key competitive factors affecting the success of all our product candidates, if approved, are likely to be their efficacy, safety, convenience, price, the level of generic competition, and the availability of reimbursement from government and other third-party payors.

Government Regulation

As a clinical-stage biopharmaceutical company that operates in the United States, we are subject to extensive regulation. Our engineered human protease products will be regulated as biological products. Biological products, including engineered human proteases, are subject to regulation under the Federal Food, Drug, and Cosmetic Act, or FD&C Act, and the Public Health Service Act, or PHS Act, and other federal, state, local, and foreign statutes and regulations. The FD&C Act and the PHS Act and their implementing regulations govern, among other things, the research, development, testing, manufacturing, quality control, approval, labeling, packaging, storage, record-keeping, promotion, advertising, distribution, post-approval monitoring and reporting, marketing and export and import of biological products. FDA approval must be obtained before clinical testing of a biological product begins and before the marketing of biological products. The process of obtaining regulatory approvals and the subsequent compliance with federal, state, local, and foreign statutes and regulations require the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development, the approval process, or after product approval, may subject an applicant to administrative or judicial sanctions. FDA sanctions could include, among other actions, refusal to approve pending applications, withdrawal of an approval, a clinical hold, warning or untitled letters, product recalls or withdrawals from the market, product seizures, total or partial suspension of production or distribution injunctions, fines, refusals of government contracts, restitution, disgorgement or civil or criminal penalties.

U.S. Biological Products Development Process

The process required by the FDA before a biological product may be marketed in the United States generally involves the following:

•

completion of nonclinical laboratory tests and animal studies according to good laboratory practices, or GLPs, and applicable requirements for the humane use of laboratory animals or other applicable regulations;

•	submission to the FDA of an investigational new drug application or IND, which must become effective before human clinical trials may begin;
•

performance of adequate and well-controlled human clinical trials according to the FDA’s regulations, commonly referred to as good clinical practices, or GCPs, and any additional requirements for the protection of human research subjects and their health information, to establish the safety and efficacy of the proposed biological product for its intended use;

•

submission to the FDA of a biologics license application or BLA for marketing approval that includes substantial evidence of safety, purity and potency from results of nonclinical testing and clinical trials;

•

satisfactory completion of an FDA inspection of the manufacturing facility or facilities where the biological product is produced to assess compliance with good manufacturing practices or GMP, to assure that the facilities, methods and controls are adequate to preserve the biological product’s identity, strength, quality and purity and, if applicable, the FDA’s current good tissue practices, or GTPs, for the use of human cellular and tissue products;

•	potential FDA audit of the nonclinical study and clinical trial sites that generated the data in support of the BLA; and
•	FDA review and approval, or licensure, of the BLA.

Before testing any biological product candidate, including an engineered human protease, in humans, the product candidate enters the preclinical testing stage. Preclinical tests, also referred to as nonclinical studies, include laboratory evaluations of product chemistry, toxicity and formulation, as well as animal studies to assess the potential safety and activity of the product candidate. The conduct of the preclinical tests must comply with federal regulations and requirements, including GLPs.

The clinical trial sponsor must submit the results of the preclinical tests, together with the manufacturing information, analytical data, any available clinical data or literature and a proposed clinical protocol, to the FDA as part of the IND. Some preclinical testing may continue even after an IND is submitted. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA places the clinical study on a clinical hold within that 30-day period. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. The FDA may also impose clinical holds on a biological product candidate at any time before or during clinical trials due to safety concerns or non-compliance. If the FDA imposes a clinical hold, trials may not recommence without FDA authorization and then only under terms authorized by the FDA. Accordingly, we cannot be sure that submission of an IND will result in the FDA allowing clinical trials to begin, or that, once begun, issues will not arise that suspend or terminate such trials.

Clinical trials involve the administration of the biological product candidate to healthy volunteers or patients under the supervision of qualified investigators, generally physicians not employed by or under the trial sponsor’s control. Clinical trials are conducted under protocols detailing, among other things, the objectives of the clinical trial, dosing procedures, subject selection and exclusion criteria, and the parameters to be used to monitor subject safety, including stopping rules that assure a clinical trial will be stopped if certain adverse events should occur. Each protocol and any amendments to the protocol must be submitted to the FDA as part of the IND. Clinical trials must be conducted and monitored in accordance with the FDA’s regulations comprising the GCP requirements, including the requirement that all research patients provide informed consent. Further, each clinical trial must be reviewed and approved by an independent institutional review board, or IRB, at or servicing each institution at which the clinical trial will be conducted. An IRB is charged with protecting the welfare and rights of trial participants and considers such items as whether the risks to individuals participating in the clinical trials are minimized and are reasonable in relation to anticipated benefits. The IRB also approves the form and content of the informed consent that must be signed by each clinical trial subject or his or her legal representative and must monitor the clinical trial until completed. Clinical trials also may be reviewed by an institutional biosafety committee, or IBC, a local institutional committee that reviews and oversees basic and clinical research conducted at that institution. The IBC assesses the safety of the research and identifies any potential risk to public health or the environment.

Human clinical trials are typically conducted in three sequential phases that may overlap or be combined:

•

Phase 1: The biological product is initially introduced into healthy human subjects and tested for safety. In the case of some products for severe or life-threatening diseases, especially when the product may be too inherently toxic to ethically administer to healthy volunteers, the initial human testing is often conducted in patients.

•

Phase 2: The biological product is evaluated in a limited patient population to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted diseases and to determine dosage tolerance, optimal dosage and dosing schedule.

•

Phase 3: Clinical trials are undertaken to further evaluate dosage, clinical efficacy, potency, and safety in an expanded patient population at geographically dispersed clinical trial sites. These clinical trials are intended to establish the overall risk/benefit ratio of the product and provide an adequate basis for product labeling.

In most cases, the FDA requires two adequate and well-controlled Phase 3 clinical trials to demonstrate the efficacy of the drug. A single Phase 3 trial with other confirmatory evidence may be sufficient in rare instances where the study is a large multicenter trial demonstrating internal consistency and a statistically very persuasive finding of a clinically meaningful effect on mortality, irreversible morbidity or prevention of a disease with a potentially serious outcome and confirmation of the result in a second trial would be practically or ethically impossible. However, in the case of hemophilia, almost all clinical trials are conducted as open-label trials, in which both the researchers and participants know which treatment is being administered and there is no placebo or blinded portion of the trial because there are too few subjects available in these orphan populations to perform statistically powered placebo or active comparator trials. Endpoints for on-demand therapies are the number of treatments required to control bleeding episodes and for prophylaxis therapies are the calculated annualized bleeding rates. Bleeding rates during the trial are compared to historic bleeding rates for participating individuals. Patients are studied for at least 50 treatment days to see if anti-drug antibodies (inhibitors) develop.

Pursuant to the 21st Century Cures Act, which was enacted on December 13, 2016, the manufacturer of an investigational drug for a serious or life-threatening disease is required to make available, such as by posting on its website, its policy on evaluating and responding to requests for expanded access to such investigational drug. This requirement applies on the later of 60 calendar days after the date of enactment of the law or the initiation of a Phase 2 or Phase 3 trial of the investigational drug.

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

Under the Prescription Drug User Fee Act, or PDUFA, as amended, each BLA must be accompanied by a significant user fee. The FDA adjusts the PDUFA user fees on an annual basis. PDUFA also imposes an annual product fee for biological products and an annual establishment fee on facilities used to manufacture prescription biological products. Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a small business. Additionally, no user fees are assessed on BLAs for products designated as orphan drugs, unless the product also includes a non-orphan indication.  Marzeptacog alfa (activated) has been granted orphan drug designation for routine prophylaxis to prevent bleeding episodes in individuals with hemophilia A and B with inhibitors.

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

Before approving a BLA, the FDA will generally inspect the facilities at which the product is manufactured. The FDA will not approve the product unless it determines that the manufacturing processes and facilities are in compliance with GMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving a BLA, the FDA will typically inspect one or more clinical sites to assure that the clinical trials were conducted in compliance with IND trial requirements and GCP requirements. To assure GMP and GCP compliance, an applicant must incur significant expenditure of time, money and effort in the areas of training, record keeping, production, and quality control.

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

Notwithstanding the submission of relevant data and information, the FDA may ultimately decide that the BLA does not satisfy its regulatory criteria for approval and deny approval. Data obtained from clinical trials are not always conclusive and the FDA may interpret data differently than how we interpret the same data. If the agency decides not to approve the BLA in its present form, the FDA will issue a complete response letter that describes all the specific deficiencies in the BLA identified by the FDA. The deficiencies identified may be minor, for example, requiring labeling changes, or major, for example, requiring additional clinical trials. Additionally, the complete response letter may include recommended actions that the applicant might take to place the application in a condition for approval. If a complete response letter is issued, the applicant may either resubmit the BLA, addressing all the deficiencies identified in the letter, or withdraw the application.

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

Fast Track Designation, Accelerated Approval, Priority Review and Breakthrough Therapy Programs

The FDA has a Fast Track program that is intended to expedite or facilitate the process for reviewing new drugs and biological products that meet certain criteria. Specifically, new drugs and biological products are eligible for Fast Track designation if they are intended to treat a serious or life- threatening condition and demonstrate the potential to address unmet medical needs for the condition. Fast Track designation applies to the combination of the product and the specific indication for which it is being studied. The sponsor of a new drug or biological product may request the FDA to designate the drug or biological product as a Fast Track product at any time during the clinical development of the product. Under a Fast Track designation, the FDA may consider for review sections of the marketing application on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the application, the FDA agrees to accept sections of the application and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the application.

Other types of FDA programs intended to expedite development and review, such as priority review, accelerated approval and Breakthrough Therapy designation, also exist. A product is eligible for priority review if it has the potential to provide safe and effective therapy where no satisfactory alternative therapy exists or a significant improvement in the treatment, diagnosis or prevention of a disease compared to marketed products. The FDA will attempt to direct additional resources to the evaluation of an application for a new drug or biological product designated for priority review to facilitate the review. Additionally, a product may be eligible for accelerated approval. Drug or biological products studied for their safety and effectiveness in treating serious or life-threatening illnesses and that provide meaningful therapeutic benefit over existing treatments may receive accelerated approval, which means that they may be approved on the basis of adequate and well-controlled clinical trials establishing that the product has an effect on a surrogate endpoint that is reasonably likely to predict a clinical benefit, or on the basis of an effect on a clinical endpoint other than survival or irreversible morbidity. As a condition of approval, the FDA may require that a sponsor of a drug or biological product receiving accelerated approval perform adequate and well-controlled post-marketing clinical trials. In addition, the FDA currently requires as a condition for accelerated approval, pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product.

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

Post-approval Requirements

Maintaining substantial compliance with applicable federal, state and local statutes and regulations requires the expenditure of substantial time and financial resources. Rigorous and extensive FDA regulation of biological products continues after approval, particularly with respect to GMP. We rely, and expect to continue to rely, on third parties for the production of clinical and commercial quantities of any products that we may commercialize. Manufacturers of our products are required to comply with applicable requirements in the GMP regulations, including quality control and quality assurance and maintenance of records and documentation. Other post-approval requirements applicable to biological products include reporting of GMP deviations that may affect the identity, potency, purity and overall safety of a distributed product, record-keeping requirements, reporting of adverse effects, reporting updated safety and efficacy information, and complying with electronic record and signature requirements. After a BLA is approved, the product also may be subject to official lot release. As part of the manufacturing process, the manufacturer is required to perform certain tests on each lot of the product before it is released for distribution. If the product is subject to official release by the FDA, the manufacturer submits samples of each lot of product to the FDA together with a release protocol showing a summary of the history of manufacture of the lot and the results of all the manufacturer’s tests performed on the lot. In addition, the FDA conducts laboratory research related to the regulatory standards on the safety, purity, potency and effectiveness of biological products.

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

Biological product manufacturers and other entities involved in the manufacturing and distribution of approved biological products are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with GMPs and other laws. Accordingly, manufacturers must continue to expend time, money and effort in the areas of production and quality control to maintain GMP compliance. Discovery of problems with a product after approval may result in restrictions on a product, manufacturer or holder of an approved BLA, including withdrawal of the product from the market. In addition, changes to the manufacturing process or facility generally require prior FDA approval before being implemented and other types of changes to the approved product, such as adding new indications and additional labeling claims, are also subject to further FDA review and approval.

Orphan Drug Designation

Under the Orphan Drug Act, the FDA may grant orphan drug designation to drugs intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the United States. Orphan drug designation must be requested before submitting a BLA. After the FDA grants orphan drug designation, the identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. Marzeptacog alfa (activated) has been granted orphan drug designation for routine prophylaxis to prevent bleeding episodes in individuals with hemophilia A and B with inhibitors. Orphan drug designation does not convey any advantage in or shorten the duration of the regulatory review and approval process. If a product that has orphan drug designation subsequently receives FDA approval for the disease for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications to market the same drug for the same disease, except in limited circumstances, for seven years. These circumstances are an inability to supply the drug in sufficient quantities or a situation in which a new formulation of the drug has shown superior safety or efficacy or a major contribution to patient care. This exclusivity, however, could also block the approval of our product for seven years if a competitor obtains earlier approval of the same drug for the same indication.

Marketing Exclusivity and U.S. Patent Term Restoration

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

Pediatric exclusivity is another type of regulatory market exclusivity that may apply to biological products approved in the United States. Pediatric exclusivity, if granted, adds six months to existing exclusivity periods, include the 4- and 12-year periods discussed. This six-month exclusivity, which runs from the end of other exclusivity protection, may be granted based on the voluntary completion of a pediatric trial in accordance with an FDA-issued “Written Request” for such a trial.

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

Disclosure of clinical trial information

Sponsors of clinical trials of FDA-regulated products, including biological products, are required to register and disclose certain clinical trial information. Information related to the product, patient population, phase of investigation, trial sites and investigators, and other aspects of the clinical trial is then made public as part of the registration. Sponsors are also obligated to discuss the results of their clinical trials after completion. Disclosure of the results of these trials can be delayed in certain circumstances for up to two years after the date of completion of the trial. Competitors may use this publicly available information to gain knowledge regarding the progress of development programs.

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

The federal Anti-Kickback Statute prohibits, among other things, any person or entity, from knowingly and willfully offering, paying, soliciting or receiving any remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce or in return for purchasing, leasing, ordering or arranging for the purchase, lease or order of any item or service reimbursable under Medicare, Medicaid or other federal healthcare programs. The term remuneration has been interpreted broadly to include anything of value. The Anti-Kickback Statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on one hand and prescribers, purchasers, and formulary managers on the other. There are statutory exceptions and regulatory safe harbors protecting some common activities from prosecution. The exceptions and safe harbors are drawn narrowly and practices that involve remuneration that may be alleged to be intended to induce prescribing, purchasing or recommending may be subject to scrutiny if they do not qualify for an exception or safe harbor. Failure to meet all the requirements of a particular applicable statutory exception or regulatory safe harbor does not make the conduct per se illegal under the Anti-Kickback Statute. Instead, the legality of the arrangement will be evaluated on a case-by-case basis based on a cumulative review of all its facts and circumstances. Our practices may not in all cases meet all the criteria for protection under a statutory exception or regulatory safe harbor.

Additionally, the intent standard under the Anti-Kickback Statute was amended by the Affordable Care Act to a stricter standard such that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it to have committed a violation. In addition, the Affordable Care Act codified case law that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act (discussed below).

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

To distribute products commercially, we must comply with state laws that require the registration of manufacturers and wholesale distributors of drug and biological products in a state, including, in certain states, manufacturers and distributors who ship products into the state even if such manufacturers or distributors have no place of business within the state. Some states also impose requirements on manufacturers and distributors to establish the pedigree of product in the chain of distribution, including some states that require manufacturers and others to adopt new technology capable of tracking and tracing product as it moves through the distribution chain. Several states have enacted legislation requiring pharmaceutical and biotechnology companies to establish marketing compliance programs, file periodic reports with the state, make periodic public disclosures on sales, marketing, pricing, clinical trials and other activities, and/or register their sales representatives, as well as to prohibit pharmacies and other healthcare entities from providing certain physician prescribing data to pharmaceutical and biotechnology companies for use in sales and marketing, and to prohibit certain other sales and marketing practices. All our activities are potentially subject to federal and state consumer protection and unfair competition laws.

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

Coverage, Pricing and Reimbursement

Significant uncertainty exists as to the coverage and reimbursement status of any product candidates for which we obtain regulatory approval. In the United States and markets in other countries, sales of any products for which we receive regulatory approval for commercial sale will depend, in part, on the extent to that third-party payors provide coverage, and establish adequate reimbursement levels for such products. In the United States, third-party payors include federal and state healthcare programs, private managed care providers, health insurers and other organizations. The process for determining whether a third-party payor will provide coverage for a product may be separate from the process for setting the price of a product or for establishing the reimbursement rate that such a payor will pay for the product. Third-party payors may limit coverage to specific products on an approved list, or also known as a formulary, which might not include all the FDA-approved products for a particular indication. Third-party payors are increasingly challenging the price, examining the medical necessity and reviewing the cost-effectiveness of medical products, therapies and services, in addition to questioning their safety and efficacy. We may need to conduct expensive pharmaco-economic studies to demonstrate the medical necessity and cost-effectiveness of our products, in addition to the costs required to obtain the FDA approvals. Our product candidates may not be considered medically necessary or cost-effective. A payor’s decision to provide coverage for a product does not imply that an adequate reimbursement rate will be approved. Further, one payor’s determination to provide coverage for a product does not assure that other payors will also provide coverage for the product.  This is also true of Medicare reimbursement, where different vendors process payments, so that coverage by one vendor does not assure that all other vendors will provide coverage.  Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development.  In addition, the United States federal government position on matters related to drug pricing is evolving and uncertain, and any changes could have a material impact on drug pricing generally in the United States, including for our product candidates if approved.

Different pricing and reimbursement schemes exist in other countries. In the EU, governments influence the price of pharmaceutical products through their pricing and reimbursement rules and control of national health care systems that fund a large part of the cost of those products to consumers. Some jurisdictions operate positive and negative list systems under which products may only be marketed once a reimbursement price has been agreed. To obtain reimbursement or pricing approval, some of these countries may require the completion of clinical trials that compare the cost-effectiveness of a particular product candidate to currently available therapies. Other member states allow companies to fix their own prices for medicines, but monitor and control company profits. NICE in the United Kingdom also requires consideration of cost-benefit analysis.  The downward pressure on health care costs has become very intense. As a result, increasingly high barriers are being erected to the entry of new products. In addition, in some countries, cross-border imports from low-priced markets exert a commercial pressure on pricing within a country.

The marketability of any product candidates for which we receive regulatory approval for commercial sale may suffer if the government and third- party payors fail to provide adequate coverage and reimbursement. In addition, emphasis on managed care in the United States has increased and we expect will continue to increase the pressure on healthcare pricing. Coverage policies and third-party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

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

Research and Development

Our research and development costs were $11.6 million and $6.0 million for the years ended December 31, 2016 and 2015, respectively. See “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional details regarding our research and development activities.

Employees

As of December 31, 2016, we had 10 full-time employees, 2 of whom have Ph.D. or M.D. degrees. Of these full-time employees, 3 employees are engaged in manufacturing and clinical development activities and 7 employees are engaged in finance, business development, facilities and general management. We have no collective bargaining agreements with our employees and we have not experienced any work stoppages. We consider our relations with our employees to be good.

On September 3, 2016, our Board of Directors approved reducing our workforce by 10 employees, or approximately 50% of our workforce, as part of a strategic plan to reallocate the Company’s resources to its hemostasis programs, focused primarily on marzeptacog alfa (activated) and CB 2679d/ISU304. As a result of the workforce reduction, we incurred one-time severance and related costs of approximately $1.0 million recorded in the third quarter of 2016 and paid out through the fourth quarter of 2016. We do not anticipate that there will be any further material future cash expenditure associated with the workforce reduction. In connection with the workforce reduction, effective September 9, 2016, the employment of Edwin Madison, Ph.D., the Company’s Chief Scientific Officer, was terminated.

We have no collective bargaining agreements with our employees and we have not experienced any work stoppages. We consider our relations with our employees to be good.

Business Organization

We commenced operations in 2002 and are a Delaware corporation. On August 20, 2015, we (“Catalyst Bio”) completed our business combination with Targacept, Inc., which was incorporated in Delaware in 1997. Following the completion of the merger, the business conducted by the Company became primarily the business conducted by Catalyst Bio prior to the merger. In this annual report, we refer to the business combination as the “merger,” to the Company prior to the merger as “Targacept.” Discussions of historical results reflect the results of Catalyst Bio prior to the completion of the merger and do not include the historical results of Targacept prior to the completion of the merger.

Our corporate headquarters are in South San Francisco, California. We report segment information using the “management approach.” Under this approach, operating segments are identified in substantially the same manner as they are reported internally and used by us for purposes of evaluating performance and allocating resources. Based on this approach, we have one reportable business segment. Our management reporting process is based on our internal operating structure, which is subject to change and is not necessarily similar to that of other comparable companies. See Note 1 to our consolidated financial statements included in this Annual Report on Form 10-K. For financial information regarding our business, see “Part II - Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes.

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

We are a clinical-stage biotechnology company, and we have not yet generated significant revenues. We have incurred net losses in each year since our inception in August 2002, including net losses of $16.9 million and $14.8 million for the years ended December 31, 2016 and 2015, respectively. As of December 31, 2016, we had an accumulated deficit of $148.0 million.

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

We have devoted most of our financial resources to research and development, including our preclinical development activities. We expect to continue to incur significant expenses and operating losses over the next several years. Our operating losses may fluctuate significantly from quarter to quarter and year to year. We are expected to continue to incur significant expenses and increasing operating losses for at least the next several years, and our expenses will increase substantially if and as we:

•	continue clinical development of marzeptacog alfa (activated) (formerly CB 813d);
•	continue preclinical and clinical development of CB 2679d/ISU304;
•	further develop the manufacturing process for our product candidates;
•	attract and retain skilled personnel;
•	seek regulatory and marketing approvals for any of our product candidates that successfully complete clinical studies;
•	establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain marketing approval;
•	seek to identify and validate additional product candidates;
•	acquire or in-licenses other product candidates and technologies;
•	make milestone or other payments under collaboration agreements, or any in-license agreements;
•	maintain, protect and expand our intellectual property portfolio;

•	create additional infrastructure to support operations as a public company and our product development and planned future commercialization efforts; and
•	experience any delays or other issues with any of the above.

In addition, in connection with the license granted to us by Pfizer, we agreed to make contingent cash payments to Pfizer in an aggregate amount equal to up to $17.5 million, payable upon the achievement of clinical, regulatory and commercial milestones, the timing of which is uncertain. Following commercialization of any of Factor VIIa products, Pfizer would also receive a single-digit royalty on net product sales on a country-by-country basis for a predefined royalty term. See “Item 1 - Business—Collaborations” in this Annual Report on Form 10-K.

Further, in connection with an initial statement of work under the Development and Manufacturing Agreement that we have entered into with CMC ICOS Biologics, Inc. (“CMC”), we have agreed to a total of $3.8 million in payments to CMC, subject to the completion of work relating to the manufacturing development of marzeptacog alfa (activated). See “Item 1 - Business - Collaborations” in this Annual Report on Form 10-K.

To become and remain profitable, we must succeed in developing and eventually commercializing products that generate significant revenue. This will require us to be successful in a range of challenging activities, including completing preclinical testing and clinical trials of product candidates, obtaining regulatory approval for these product candidates and manufacturing, marketing and selling any products for which regulatory approval is obtained. We are only in the preliminary stages of most of these activities. We may never succeed in these activities and, even if we do, we may never generate revenues that are significant enough to achieve profitability.

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

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is expensive. We expect our research and development expenses to increase with our ongoing activities, particularly activities related to the continued clinical development of marzeptacog alfa (activated), including a clinical efficacy trial and, if Phase 1 clinical trials of CB 2679d/ISU304 are successful, an efficacy trial for that compound. We believe that our available cash will be sufficient to fund our operations at least through the first quarter of 2018. However, we will need to raise substantial additional capital to complete the development and commercialization of marzeptacog alfa (activated), CB 2679d/ISU304, and depending on the availability of capital, may need to delay development of some of our product candidates.

In August 2015, we issued $37.0 million in aggregate principal amount of redeemable convertible notes to former Targacept stockholders as part of a dividend immediately prior to the completion of the merger (the “Pre-Closing Dividend”), with an amount equal to the total principal deposited in an escrow account for the benefit of the noteholders. The notes may be redeemed for cash or repaid upon maturity, holders may also elect to convert any principal amount of the notes into shares of common stock at a price of $137.85 per share on or before February 19, 2018. As of December 31, 2016, $17.3 million in aggregate principal has been redeemed and $0.3 million had been converted to common stock. Except for this arrangement, we have no commitments or arrangements for any additional financing to fund our research and development programs. There can be no assurance regarding the amount of the notes that will be redeemed or the portion of the remaining $19.4 million in capital that will become available to us.

Until we can generate a sufficient revenue from our product candidates, if ever, we expect to finance future cash needs through public or private equity offerings, debt financings, corporate collaborations and/or licensing arrangements. Additional funds may not be available when we need them on terms that are acceptable, or at all. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate one or more of our research or development programs.

Because successful development of our product candidates is uncertain, we are unable to estimate the actual funds required to complete research and development and commercialize our products under development. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

•	the initiation, progress, timing, costs and results of clinical trials for our product candidates in hemophilia, including marzeptacog alfa (activated) and CB 2679d/ISU304;
•	the number and characteristics of product candidates that we pursue;
•	the terms and timing of any future collaboration, licensing or other arrangements that we may establish;
•	the outcome, timing and cost of regulatory approvals;
•	the cost of obtaining, maintaining, defending and enforcing intellectual property rights, including patent rights;
•	the effect of competing technological and market developments;
•	the cost and timing of completing outsourced manufacturing activities;
•	market acceptance of any product candidates for which we may receive regulatory approval;
•	the cost of establishing sales, marketing and distribution capabilities for any product candidates for which we may receive regulatory approval; and
•	the extent to which we acquire, license or invest in businesses, products or technologies.

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

Debt financing, if available at all, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, product candidates or future revenue streams or grant licenses on terms that are not favorable to us. We may also seek to access the public or private capital markets whenever conditions are favorable, even if we do not have an immediate need for additional capital at that time. There can be no assurance that we will be able to obtain additional funding if, and when necessary. If we are unable to obtain adequate financing on a timely basis, we could be required to delay, curtail or eliminate one or more, or all, of our development programs or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

In March 2016, we filed a shelf registration statement on Form S-3 with the SEC, which registration statement was declared effective on April 28, 2016 and allows us to offer up to $50 million of securities from time to time in one or more public offerings of our common stock. In addition, in March 2016, we entered into a Capital on Demand™ Sales Agreement with JonesTrading Institutional Services LLC (“JonesTrading”). In accordance with the terms of the sales agreement, as of December 31, 2016, we may offer and sell additional shares of our common stock having an aggregate offering price of up to $5.5 million from time to time. Any additional sales in the public market of our common stock, under the agreement with JonesTrading or otherwise under the shelf registration statement, could adversely affect prevailing market prices for our common stock.

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

Risks related to the discovery, development and commercialization of our product candidates

We are substantially dependent upon the success of marzeptacog alfa (activated) and CB 2679d/ISU304.

The failure of marzeptacog alfa (activated) or CB 2679d/ISU304 to commence anticipated clinical trials or achieve successful clinical trial endpoints, delays in clinical development generally, unanticipated adverse side effects or any other adverse developments or information related to marzeptacog alfa (activated) or CB 2679d/ISU304 would significantly harm our business, its prospects and the value of the company’s common stock. We expect to advance marzeptacog alfa (activated) into a Phase 2 clinical efficacy trial in individuals with hemophilia A and B inhibitors and to advance CB 2679d/ISU304 into a Phase 1/2 clinical trial in individuals with hemophilia B. There is no guarantee that the results of these clinical trials, if they occur, will be positive or will not generate unanticipated safety concerns. The Phase 1 clinical trial of marzeptacog alfa (activated) was a single-dose escalation trial that would not, compared to multi-dose trials, be expected to exclude the possibility of an immunological response to marzeptacog alfa (activated) in individuals who received the product candidate. After completion of the dosing portion of the Phase 1 clinical trial, Pfizer observed a positive result in an assay for a potential non-neutralizing anti-drug antibody in a single individual at a time point 60 days post-dosing that was not confirmed by testing of a subsequent, follow-up blood draw. Additional confirmatory testing indicated that this was due to a false positive assay result; however, there can be no assurance that anti-marzeptacog alfa (activated) antibodies will not be observed in subsequent trials.  If subsequent multi-dose trials of marzeptacog alfa (activated) or of CB 2679d/ISU304 demonstrate a treatment-related neutralizing immunological response in individuals, development of such product could be halted. Even if the next trials of marzeptacog alfa (activated) are positive, marzeptacog alfa (activated) may require substantial additional trials and other testing before approving marzeptacog alfa (activated) for marketing, and CB 2679d/ISU304 will require additional trials and other testing before receiving approval for marketing.

Marzeptacog alfa (activated) and CB 2679d/ISU304 are not expected to be commercially available in the near term, if at all. Further, the commercial success of each product candidate will depend upon its acceptance by physicians, patients, third-party payors and other key decision-makers as a therapeutic and cost effective alternative to currently available products. If we are unable to successfully develop, obtain regulatory approval for and commercialize marzeptacog alfa (activated) and CB 2679d/ISU304, our ability to generate revenue from product sales will be significantly delayed and our business will be materially and adversely affected, and we may not be able to earn sufficient revenues to continue as a going concern.

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

We plan to conduct clinical trials for subcutaneous dosing trials of marzeptacog alfa (activated) and CB 2679d/ISU304, which is an untested route of administration for these product candidates in humans.

We expect to commence a subcutaneous prophylaxis clinical trial of marzeptacog alfa (activated) in 2017 and for ISU Abxis to commence a subcutaneous clinical trial of CB 2679d/ISU304 in the second quarter of 2017. Neither product candidate has previously been studied in human clinical trials using subcutaneous dosing. There can be no assurance that either product will achieve efficacious levels of biological activity when administered subcutaneously. There can also be no assurance that the clinical trial results will be positive or that the clinical trials will not generate unanticipated safety concerns. The failure of either product to achieve successful clinical trial endpoints, delays in clinical trial commencement or in clinical development generally, unanticipated adverse side effects, adverse immunological responses, or any other adverse developments or information related to our product candidates would significantly harm our business, its prospects and the value of our common stock.

Marzeptacog alfa (activated) and CB 2679d/ISU304 may cause the generation of antibodies, which could prevent their further development.

Both marzeptacog alfa (activated) and CB 2679d/ISU304 are protein molecules which may cause the generation of antibodies in individuals who receive them. The Phase 1 clinical trial of marzeptacog alfa (activated) was a single-dose intravenous escalation trial that would not, compared with multi-dose trials or higher doses administered subcutaneously, be expected to exclude the possibility of an immunological response to marzeptacog alfa (activated) in individuals who received the product candidate. One subject from the 18 μg/kg dose group developed a weak, transient and non-neutralizing anti-marzeptacog alfa (activated) antibody at a single time point of Day 60 post-dose. The positive anti-marzeptacog alfa (activated) antibody was characterized as cross-reactive with NovoSeven® and native human Factor VII. Additional review of the raw data suggests that the bioanalytical result of a weak positive anti-drug antibody immune response at Day 60 may represent a false-positive test result. There were no subjects with evidence of neutralizing antibodies against marzeptacog alfa (activated), and there were no subjects with >50% depletion of Factor VII activity relative to baseline.

If subsequent multi-dose trials demonstrate a treatment-related neutralizing immunological response in individuals, development of marzeptacog alfa (activated) or of CB 2679d/ISU304 could be halted.

We are transitioning manufacturing and clinical activities related to marzeptacog alfa (activated) from Pfizer to CMC and continuing to optimize the manufacturing process. This process will be lengthy and its outcome uncertain.

Pfizer, through its wholly-owned subsidiary Wyeth, conducted the Phase 1 clinical trial of marzeptacog alfa (activated) pursuant to a research and license agreement. Pfizer terminated this agreement effective June 1, 2015.

In March 2016, we engaged CMC to conduct manufacturing development and, upon successful development of the manufacturing process, manufacture the marzeptacog alfa (activated) that we intend to use in our clinical trials on a fee-for-services basis.  During 2016, we also worked with Pfizer to transition manufacturing capabilities from Pfizer to CMC, and in December 2016, Pfizer granted us an exclusive license to its proprietary rights for manufacturing materials and processes that apply to Factor VIIa variants, CB 813a and marzeptacog alfa (activated). Pfizer also transferred the IND and documentation related to the development, manufacturing and testing of the Factor VIIa products to us. Manufacturing of biological therapeutics such as marzeptacog alfa (activated) is complex and scale-dependent, and we may need to further optimize the manufacturing process of marzeptacog alfa (activated) to manufacture clinical supplies for additional clinical trials.  There can be no assurance that CMC will be able to manufacture sufficient quantities of marzeptacog alfa (activated) to satisfy our clinical trial requirements in a timely manner, within expected budgets or at all.  See “Item 1 - Business - Collaborations” in this Annual Report on Form 10-K.

We are very early in our development efforts and have only one product candidate that has completed a Phase 1 clinical trial. All our other product candidates are still in preclinical development. If we are unable to obtain regulatory clearance and commercialize our product candidates or experience significant delays in doing so, our business will be materially harmed.

We are very early in our development efforts and have only one product candidate that has completed a Phase 1 clinical trial, marzeptacog alfa (activated). All our other product candidates are still in preclinical development. We expect to advance marzeptacog alfa (activated) into a Phase 2 clinical efficacy trial in individuals with hemophilia A and B inhibitors and to advance CB 2679d/ISU304 into a Phase 1/2 clinical trial in individuals with hemophilia B. However, the FDA may require additional pre-clinical testing before we are permitted to commence subcutaneous dosing trials of marzeptacog alpha (activated), and the Korea Food and Drug Administration may require additional pre-clinical testing before subcutaneous dosing trials of CB 2679d/ISU304.  Moreover, engineered protease biopharmaceuticals are a relatively new class of therapeutics.  There can be no assurance as to the length of the trial period, the number of individuals the FDA will require to be enrolled in the trials to establish the safety, efficacy, purity and potency of the engineered protease products, or that the data generated in these trials will be acceptable to the FDA or foreign regulatory agencies to support marketing approval.  Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our product candidates. The success of our product candidates will depend on several factors, including the following:

•	successful completion of preclinical studies and clinical trials;
•	receipt of marketing approvals from applicable regulatory authorities;
•	obtaining and maintaining patent and trade secret protection and regulatory exclusivity for our product candidates;
•	making arrangements with third-party manufacturers for, or establishing, commercial manufacturing capabilities;
•	launching commercial sales of the products, if and when approved, whether alone or in collaboration with others;
•	acceptance of the products, if and when approved, by patients, the medical community and third-party payors;
•	effectively competing with other therapies;
•	obtaining and maintaining healthcare coverage and adequate reimbursement;
•	protecting our rights in our intellectual property portfolio; and
•	maintaining a continued acceptable safety profile of the products following approval.

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

Clinical testing is expensive, time consuming and uncertain as to outcome. We cannot guarantee that any preclinical studies and clinical trials will be conducted as planned or completed on schedule, if at all. The clinical development of our product candidates is susceptible to the risk of failure at any stage of drug development, including failure to demonstrate efficacy in a clinical trial or across a suitable population of patients, the occurrence of severe or medically or commercially unacceptable adverse events, failure to comply with protocols or applicable regulatory requirements and determination by the FDA or any comparable foreign regulatory authority that a drug product is not approvable. It is possible that even if one or more of our product candidates has a beneficial effect, that effect will not be detected during clinical evaluation as a result of one or more of a variety of factors, including the size, duration, design, measurements, conduct or analysis of our clinical trials. Conversely, as a result of the same factors, our clinical trials may indicate an apparent positive effect of a product candidate that is greater than the actual positive effect, if any. Similarly, in our clinical trials we may fail to detect toxicity of or intolerability caused by our product candidates, or mistakenly believe that our product candidates are toxic or not well tolerated when that is not in fact the case.

In addition, the outcome of preclinical studies and early clinical trials may not be predictive of the success of later clinical trials. For example, the Phase 1 clinical trial of marzeptacog alfa (activated) was a single dose trial, and adverse immunological reactions such as the development of a neutralizing anti-drug antibody would not be likely to appear until patients received multiple doses in later trials.

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

If our product candidates are associated with undesirable side effects in clinical trials or have characteristics that are unexpected, we may need to abandon development or limit development of the product candidate to more narrow uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective.  Any such limitations could adversely affect the value of our product candidates or common stock.

If we experience delays or difficulties in the enrollment of patients in clinical trials, our receipt of necessary regulatory approvals could be delayed or prevented.

We or our collaborators may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate, enroll and maintain enrolment of a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside the United States. In particular, there is a relatively small number of individuals with hemophilia, that may cause delays in enrollment of clinical trials of marzeptacog alfa (activated) in individuals with hemophilia A and B with an inhibitor or CB 2679d/ISU304 in individuals with hemophilia B. In addition, some of our competitors have ongoing clinical trials for product candidates that treat the same indications as our product candidates, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ product candidates.

Patient enrollment is affected by other factors including:

•	the severity of the disease under investigation;

•	the eligibility criteria for the study in question;
•	the perceived risks and benefits of the product candidate under study;
•	the efforts to facilitate timely enrollment in clinical trials;
•	the patient referral practices of physicians;
•	the ability to monitor patients adequately during and after treatment; and
•	the proximity and availability of clinical trial sites for prospective patients.

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

Risks related to our reliance on third parties

We depend on our collaborative relationship with ISU Abxis for the Phase 1 development of CB 2679d/ISU304.

We have a collaboration agreement with ISU Abxis for preclinical and Phase 1/2 development of an improved, next-generation Factor IX product, CB 2679d/ISU304, to enable an investigational new drug application, which requires ISU Abxis to obtain approval from South Korean regulatory authorities to conduct trials. Under this agreement, ISU Abxis is responsible for manufacturing and Phase 1/2 clinical trials of this product candidate, and we depend on ISU Abxis to complete these activities.

Our ability to generate revenues from this arrangement will depend on the ability of ISU Abxis to successfully perform the functions assigned to it in this arrangement, and accordingly, any failure by ISU Abxis to develop this product candidate could adversely affect our cash flows. Further, this collaboration agreement may not lead to development or commercialization of this product candidate in the most efficient manner or at all, and ISU Abxis has the right to abandon research or development projects and terminate applicable agreements, including funding obligations, prior to or upon the expiration of the agreed upon terms. We are subject to a number of risks associated with our dependence on ISU Abxis:

•

We are not able to control any decisions by ISU Abxis regarding the amount and timing of resource expenditures for the development or commercialization of CB 2679d/ISU304, and may have limited or no ability to control such decisions with respect to other product candidates subject to collaboration agreements;

•

ISU Abxis may manufacture insufficient amounts or quality of product for a clinical trial, or have difficulty transferring manufacturing of CB 2679d/ISU304 to a CMO if needed for future clinical trials, or may experience delays in either case;

•

ISU Abxis may delay clinical trials or, provide insufficient funding for a clinical trial, stop a clinical trial or abandon products, repeat or conduct new clinical trials or require a new formulation of products for clinical testing;

•	ISU Abxis may not perform its obligations as expected;
•

Adverse regulatory determinations or other legal action may interfere with the ability of ISU Abxis to conduct clinical trials or other development activity, such as any failure by ISU Abxis to obtain approvals from South Korean regulatory authorities to conduct Phase 1/2 clinical trials of CB 2679d/ISU304;

•

ISU Abxis may be subject to regulatory or legal action resulting from the failure to meet healthcare industry compliance requirements in the conduct of clinical trials or the promotion and sale of products;

•	Our relationship with ISU Abxis could be adversely impacted by changes in their key management personnel and other personnel that are administering collaboration agreements; and
•	The collaboration with ISU Abxis may be terminated and, if terminated, may result in a need for additional capital to pursue further development or commercialization of CB 2679d/ISU304.

We expect to seek to establish additional collaborations, and, if we are not able to establish them on commercially reasonable terms, we may have to alter our development and commercialization plans.

Our drug development programs and the potential commercialization of our product candidates will require substantial additional cash to fund expenses. Accordingly, we may seek one or more additional collaborators for the development and commercialization of one or more of our product candidates. For example, we may seek a new collaborator to develop marzeptacog alfa (activated) and might also seek collaborators for CB 2689d/ISU304 or our earlier stage programs. In addition, full development efforts on the use of our novel proteases for the treatment of DGF or dry AMD will likely involve significant cost, and we do not expect to conduct any such efforts except in collaboration with one or more partners who are willing to pay for such costs.

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

Collaborations are complex and time consuming to negotiate and document. In addition, there have been a significant number of recent business combinations among large pharmaceutical companies that have resulted in a reduced number of potential future collaborators. We may not be able to negotiate collaborations on a timely basis, on acceptable terms, or at all. If we are unable to do so, we may have to curtail the development of the product candidate for which we are seeking to collaborate, reduce or delay our development program or one or more of our other development programs, delay our potential commercialization or reduce the scope of any sales or marketing activities, and increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to increase our expenditures to fund development or commercialization activities on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms or at all. If we do not have sufficient funds, we may not be able to further develop our product candidates or bring them to market and generate product revenue.

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

We currently have no internal capabilities to manufacture our product candidates for clinical use or for preclinical trials following good manufacturing practices, or GMP, or good laboratory practices, or GLP. We expect to rely on one or more third-party contractors to manufacture, package, label and distribute clinical supplies and commercial quantities of any product candidate that we commercialize following approval for marketing by applicable regulatory authorities. We also expect to rely on one or more third-party contractors to manufacture our product candidates for use in our clinical trials. Reliance on such third-party contractors entails risks, including:

•	our inability to identify and negotiate manufacturing and supply agreements with suitable manufacturers;
•

manufacturing delays if our third-party contractors give greater priority to the supply of other products over our product candidates or otherwise do not satisfactorily perform according to the terms of the agreements between us and them;

•	the possible termination or nonrenewal of agreements by our third-party contractors at a time that is costly or inconvenient for us;
•	the possible breach by the third-party contractors of our agreements with them;
•	the failure of third-party contractors to comply with applicable regulatory requirements;
•	the possible mislabeling of clinical supplies, potentially resulting in the wrong dose amounts being supplied or active drug or placebo not being properly identified;
•

the possibility of clinical supplies not being delivered to clinical sites on time, leading to clinical trial interruptions, or of drug supplies not being distributed to commercial vendors in a timely manner, resulting in lost sales; and

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

All entities involved in the preparation of therapeutics for clinical studies or commercial sale, including any contract manufacturers for our product candidates, are subject to extensive regulation. Components of a finished therapeutic product approved for commercial sale or used in late-stage clinical studies must be manufactured in accordance with GMP. These regulations govern manufacturing processes and procedures (including record keeping) and the implementation and operation of quality systems to control and assure the quality of investigational products and products approved for sale. Poor control of production processes can lead to the introduction of adventitious agents or other contaminants, or to inadvertent changes in the properties or stability of our product candidates that may not be detectable in final product testing. We or our contract manufacturers must supply all necessary documentation in support of a BLA on a timely basis and must adhere to the FDA’s good laboratory practices, or GLP, and GMP regulations enforced by the FDA through its facilities inspection program. Our facilities and quality systems and the facilities and quality systems of some or all our third-party contractors must pass a pre-approval inspection for compliance with the applicable regulations as a condition of regulatory approval of our product candidates. In addition, the regulatory authorities may, at any time, audit or inspect a manufacturing facility involved with the preparation of our product candidates or the associated quality systems for compliance with the regulations applicable to the activities being conducted. If these facilities do not pass a pre-approval plant inspection or do not have a GMP compliance status acceptable for the FDA, FDA approval of the products will not be granted.

The regulatory authorities also may, at any time following approval of a product for sale, audit our manufacturing facilities or those of our third- party contractors. If any such inspection or audit identifies a failure to comply with applicable regulations or if a violation of our product specifications or applicable regulations occurs independent of such an inspection or audit, we or the relevant regulatory authority may require remedial measures that may be costly and/or time-consuming for us or a third-party to implement and that may include the temporary or permanent suspension of a clinical study or commercial sales or the temporary or permanent closure of a facility. Any such remedial measures imposed upon us or third parties with whom we contract could materially harm our business.

If we or any of our third-party manufacturers fail to maintain regulatory compliance, the FDA can impose regulatory sanctions including, among other things, refusal to approve a pending application for a new drug product or biologic product, or revocation of a pre-existing approval. As a result, our business, financial condition and results of operations may be materially harmed.

Additionally, if supply from one approved manufacturer is interrupted, there could be a significant disruption in commercial supply. An alternative manufacturer would need to be qualified through a BLA supplement which could result in further delay. The regulatory agencies may also require additional studies if a new manufacturer is relied upon for commercial production. Switching manufacturers may involve substantial costs and is likely to result in a delay in our desired clinical and commercial timelines.

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

Our ability to compete in the highly competitive biotechnology and pharmaceutical industries depends upon our ability to attract and retain highly qualified managerial, scientific and medical personnel. We are highly dependent on our management and scientific personnel, including our President and Chief Executive Officer, Dr. Usman, our Chief Medical Officer, Dr. Levy, our Chief Financial Officer, Fletcher Payne, and our Senior Vice President of Technical Operations, Andrew Hetherington. We do not maintain “key man” insurance policies on the lives of these individuals or the lives of any of our other employees. In addition, we will need to add personnel to achieve our business objectives. The loss of the services of any of our executive officers, other key employees, and our inability to find suitable replacements, or our inability to hire new clinical development and manufacturing personnel, could result in delays in product development and harm our business.

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

We are exposed to the risk of fraud or other misconduct by our employees, principal investigators, consultants and collaborators. Misconduct by these parties could include intentional failures to comply with the regulations of the FDA and non-U.S. regulators, to provide accurate information to the FDA and non-U.S. regulators, to comply with healthcare fraud and abuse laws and regulations in the United States and abroad, to report financial information or data accurately or to disclose unauthorized activities to us. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Such misconduct could also involve the improper use of information obtained during clinical studies that could result in regulatory sanctions and cause serious harm to our reputation. It is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. If any such actions are instituted against us and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant fines or other sanctions.

We will continue to incur significant increased costs as a result of operating as a public company, and our new management is required to devote substantial time to compliance initiatives, particularly after the completion of a one-year transition period to full compliance.

Upon the completion of the merger between Targacept and Catalyst, the employment of the teams that historically operated the business of Targacept and its financial reporting was terminated, and substantially all of our current employees, including our finance staff, were the employees of Catalyst from before the merger or are new hires. Accordingly, prior to the merger, we had never operated our current business as a public company. As a public company, we have and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company, including costs associated with public company reporting and corporate governance requirements, in order to comply with the rules and regulations imposed by the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection, or the Dodd-Frank Act, as well as rules implemented by the SEC and Nasdaq. Stockholder activism, the political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways that are not currently anticipated. Our management and other personnel need to devote a substantial amount of time to these compliance initiatives. In addition, these rules and regulations make it difficult and expensive for us to obtain director and officer liability insurance, and we may be required to incur substantial costs to maintain our current levels of such coverage. We expect that we will annually incur significant additional expenses to comply with the requirements imposed on us as a public company.

The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls over financial reporting and disclosure controls and procedures. In particular, as a public company, we are required to perform system and process evaluations and testing of our internal control over financial reporting to allow management and our independent registered public accounting firm to report on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. However, our independent registered public accounting firm was not required to report on the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act for the year ended December 31, 2016, based on the SEC’s guidance for reporting over smaller reporting companies. In addition, our testing, or the subsequent testing in the future by our independent registered public accounting firm, may reveal deficiencies in our internal control over financial reporting that may be deemed to be material weaknesses. Our compliance with Section 404 will require that we incur substantial accounting expense and management time on compliance-related issues. Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, we could lose investor confidence in the accuracy and completeness of our financial reports, which could cause our stock price to decline.

We or the third parties upon whom we depend may be adversely affected by earthquakes or other natural disasters and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.

Our offices are located in the San Francisco Bay Area, which is prone to earthquakes.  Earthquakes or other natural disasters could severely disrupt our operations, and have a material adverse effect on our business, results of operations, financial condition and prospects. If a natural disaster, power outage or other event occurred that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure, such as the manufacturing facilities of our third-party contract manufacturers, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time. The disaster recovery and business continuity plans we have in place currently are limited and are unlikely to prove adequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans that, particularly when taken together with our lack of earthquake insurance, could have a material adverse effect on our business.

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

If the patents or patent applications we hold or have in-licensed for our programs or product candidates are invalidated or fail to issue, if their breadth or strength of protection is threatened, or if they fail to provide meaningful exclusivity for our product candidates, it could threaten our ability to commercialize future products. Further, if we encounter delays in regulatory approvals, the period of time during which we could market a product candidate under patent protection could be reduced. In addition, patents have a limited lifespan. In the United States, the natural expiration of a patent is generally 20 years after it is filed. Various extensions may be available; however the life of a patent, and the protection it affords, is limited. Once the patent life has expired for a product, we may be open to competition from generic medications.

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

Our commercial success depends in part on avoiding infringement of the patents and proprietary rights of third parties. There is a substantial amount of litigation, both within and outside the United States, involving patent and other intellectual property rights in the biotechnology and pharmaceutical industries, including patent infringement lawsuits, interferences, oppositions and inter partes reexamination proceedings before the U.S. Patent and Trademark Office, or U.S. PTO, and corresponding foreign patent offices. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we are pursuing development candidates. As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that our product candidates may be subject to claims of infringement of the patent rights of third parties.

Third parties may assert that the manufacture, use or sale of our product candidates infringes patents held by such third parties, or that we are employing their proprietary technology without authorization. For example, we are aware of a patent that has been issued in Europe (with counterparts in Australia, China, Japan, Poland, and South Korea) and includes a claim that may read on marzeptacog alfa (activated). An opposition proceeding with respect to this patent sustained this patent, and we filed an appeal on November 11, 2016. There can also be no assurance whether or not the claims of such patent would be found to read on marzeptacog alfa (activated) even if a claim survives the opposition. There may be third-party patents or patent applications with claims to compositions of matter, materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our product candidates. Because patent applications can take many years to issue, there may be currently pending patent applications that may later result in issued patents that our product candidates may infringe.

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

Parties making claims against us may obtain injunctive or other equitable relief that could effectively block our ability to further develop and commercialize one or more of our product candidates unless we redesigned infringing products (which may be impossible) or obtained a license under the applicable patents (which may not be available on commercially reasonable terms or at all), or until such patents expire.

We may be involved in lawsuits to protect or enforce our patents.

Competitors may infringe our patents. To counter infringement or unauthorized use, we or our collaborators may be required to file infringement claims that can be expensive and time-consuming. In addition, in an infringement proceeding, a court may decide that one of our patents is not valid, is unenforceable and/or is not infringed, or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. An adverse result in any litigation or defense proceedings could put one or more of our patents at risk of being invalidated or interpreted narrowly and could put our patent applications at risk of not issuing.

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

A third-party may hold intellectual property, including patent rights, that is important or necessary to the development of our products. It may be necessary for us to use the patented or proprietary technology of third parties to commercialize our products, in which case we would be required to obtain a license from these third parties on commercially reasonable terms, or our business could be harmed, possibly materially.

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

While we have multiple drug candidates in clinical and advanced preclinical development for a range of diseases, we have not yet submitted biologics license applications, or BLAs, for our engineered human proteases to the FDA, or similar approval filings to comparable foreign authorities. Submission of a BLA requires extensive preclinical and clinical data and supporting information that demonstrates the product candidate’s safety, purity, and potency, also known as safety and effectiveness, for each desired indication. A BLA must also include significant information regarding the chemistry, manufacturing and controls for the product. One of our product candidates, marzeptacog alfa (activated), has completed a Phase 1 clinical trial. However, failure of one or more clinical trials can occur at any stage in the clinical trial process. Accordingly, the regulatory pathway for our product candidates is still uncertain, complex, and lengthy, and ultimately approval may not be obtained.

We may experience delays in completing planned clinical trials for a variety of reasons, including delays related to:

•	the availability of financial resources to commence and complete the planned trials;
•

inability to reach agreement on acceptable terms with prospective CROs and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

•	obtaining approval at each clinical trial site by an independent institutional review board, or IRB;
•	recruiting suitable patients to participate in trials;
•	having patients complete a trial or return for post-treatment follow-up;
•	clinical trial sites deviating from trial protocol or dropping out of a trial;
•	adding new clinical trial sites; and
•	manufacturing sufficient quantities of qualified materials under cGMPs and applying them on a subject by subject basis for use in clinical trials.

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

The results of clinical trials we conduct may not support regulatory approval of our product candidates. Our product candidates could ultimately fail to receive regulatory approval for many reasons, including the following:

•	the FDA or comparable foreign regulatory authorities may disagree with the design or implementation of our clinical trials;
•	We may be unable to demonstrate to the satisfaction of the FDA or comparable foreign authorities that our product candidates are safe and effective for any of their proposed indications;
•	the results of clinical trials may not meet the level of statistical significance required by the FDA or comparable foreign regulatory authorities for approval;
•	We may be unable to demonstrate that our product candidates’ clinical and other benefits outweigh their safety risks;
•	the FDA or comparable foreign regulatory authorities may disagree with our interpretation of data from preclinical studies or clinical trials;
•

the data collected from clinical trials of our product candidates may not be sufficient to the satisfaction of the FDA or comparable foreign regulatory authorities to support the submission of a BLA or other comparable submission in foreign jurisdictions or to obtain regulatory approval in the United States or elsewhere;

•

the FDA or comparable foreign regulatory authorities may fail to approve the manufacturing processes or facilities of third-party manufacturers with which we contract for clinical and commercial supplies; and

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

Healthcare providers, physicians and third-party payors will play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our future arrangements with third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we would market, sell and distribute our products. As a pharmaceutical company, even though we do not and may not control referrals of healthcare services or bill directly to Medicare, Medicaid or other third-party payors, federal and state healthcare laws and regulations pertaining to fraud and abuse and patients’ rights are and will be applicable to our business. These regulations include:

•

the Federal Healthcare Anti-Kickback Statute that, prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under a federal healthcare program such as Medicare and Medicaid, and which will constrain our marketing practices and the marketing practices of our licensees, educational programs, pricing policies, and relationships with healthcare providers or other entities;

•

the federal physician self-referral prohibition, commonly known as the Stark Law, which prohibits physicians from referring Medicare or Medicaid patients to providers of “designated health services” with whom the physician or a member of the physician’s immediate family has an ownership interest or compensation arrangement, unless a statutory or regulatory exception applies;

•

federal false claims laws that prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other government reimbursement programs that are false or fraudulent, and which may expose entities that provide coding and billing advice to customers to potential criminal and civil penalties, including through civil whistleblower or qui tam actions, and including as a result of claims presented in violation of the Federal Healthcare Anti- Kickback Statute, the Stark Law or other healthcare-related laws, including laws enforced by the FDA;

•

the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program and also created federal criminal laws that prohibit knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statements in connection with the delivery of or payment for healthcare benefits, items or services that, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, also imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;

•

federal physician sunshine requirements under the Affordable Care Act, which requires manufacturers of drugs, devices, biologics and medical supplies to report annually to the U.S. Department of Health and Human Services or HHS, information related to payments and other transfers of value to physicians, other healthcare providers, and teaching hospitals, and ownership and investment interests held by physicians and other healthcare providers and their immediate family members and applicable group purchasing organizations;

•

the Federal Food, Drug, and Cosmetic Act, which, among other things, strictly regulates drug product marketing, prohibits manufacturers from marketing drug products for off-label use and regulates the distribution of drug samples; and

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

Among the provisions of the PPACA of importance to our potential product candidates are the following:

•	an annual, nondeductible fee on any entity that manufactures or imports specified branded prescription drugs and biologic agents;
•	an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program;
•	expansion of healthcare fraud and abuse laws, including the False Claims Act and the Anti-Kickback Statute, new government investigative powers, and enhanced penalties for noncompliance;

•	a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts off negotiated prices;
•	extension of manufacturers’ Medicaid rebate liability;
•	expansion of eligibility criteria for Medicaid programs;
•	expansion of the entities eligible for discounts under the Public Health Service pharmaceutical pricing program;
•	new requirements to report financial arrangements with physicians and teaching hospitals;
•	a new requirement to annually report drug samples that manufacturers and distributors provide to physicians; and
•	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research.

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

In addition, we may incur substantial costs to comply with current or future environmental, health and safety laws and regulations. Current or future environmental laws and regulations may impair our research, development or production efforts that, could adversely affect our business, financial condition, results of operations or prospects. In addition, failure to comply with these laws and regulations may result in substantial fines, penalties or other sanctions.

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

The use of our product candidates in clinical trials and the sale of any products for which we obtain marketing approval exposes us to the risk of product liability claims. Product liability claims might be brought against us by consumers, healthcare providers, pharmaceutical companies or others selling or otherwise coming into contact with our products. There is a risk that our product candidates may induce adverse events. If we cannot successfully defend against product liability claims, we could incur substantial liability and costs. In addition, regardless of merit or eventual outcome, product liability claims may result in:

•	impairment of our business reputation;
•	withdrawal of clinical trial participants;
•	costs due to related litigation;
•	distraction of management’s attention from our primary business;
•	substantial monetary awards to patients or other claimants;
•	the inability to commercialize our product candidates; and
•	decreased demand for our product candidates, if approved for commercial sale.

We carry product liability insurance of $10,000,000 per occurrence and $10,000,000 aggregate limit. We believe our product liability insurance coverage is sufficient for our current clinical programs; however, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability. If we obtain marketing approval for product candidates, we intend to expand our insurance coverage to include the sale of commercial products; however, we may be unable to obtain product liability insurance on commercially reasonable terms or in adequate amounts. On occasion, large judgments have been awarded in class action lawsuits based on drugs or medical treatments that had unanticipated adverse effects. A successful product liability claim or series of claims brought against us could cause our stock price to decline and, if judgments exceed insurance coverage, could adversely affect our results of operations and business.

Patients with the diseases targeted by our product candidates are often already in severe and advanced stages of disease and have both known and unknown significant pre-existing and potentially life-threatening health risks. During treatment, patients may suffer adverse events, including death, for reasons that may be related to our product candidates. Such events could subject us to costly litigation, require us to pay substantial amounts of money to injured patients, delay, negatively impact or end our opportunity to receive or maintain regulatory approval to market our products, or require us to suspend or abandon our commercialization efforts. Even in a circumstance in which we do not believe that an adverse event is related to our products, the investigation into the circumstance may be time-consuming or inconclusive. These investigations may interrupt our sales efforts, delay our regulatory approval process in other countries, or impact and limit the type of regulatory approvals our product candidates receive or maintain. As a result of these factors, a product liability claim, even if successfully defended, could have a material adverse effect on our business, financial condition, results of operations, or cash flows.

Risks related to commercialization of our product candidates

Even if any of our product candidates receives marketing approval, we may fail to achieve the degree of market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success.

If any of our product candidates receives marketing approval, we may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community. For example, current hemophilia treatments like NovoSeven® are well established in the medical community, and doctors may continue to rely on these treatments. If our product candidates do not achieve an adequate level of acceptance, we may not generate significant product revenues and we may not become profitable. The degree of market acceptance of our product candidates, if approved for commercial sale, will depend on several factors, including:

•	the efficacy and potential advantages compared with alternative treatments;
•	our ability to offer our products for sale at competitive prices;
•	the convenience and ease of administration compared with alternative treatments;
•	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;
•	the strength of marketing and distribution support;
•	the availability of third-party coverage and adequate reimbursement;
•	the prevalence and severity of any side effects; and
•	any restrictions on the use of our products together with other medications.

Our product candidates are years away from regulatory approval.

Marzeptacog alfa (activated) and CB 2679d/ISU304 are not expected to be commercially available for several years, if at all. Further, the commercial success of either product candidate will depend upon its acceptance by physicians, individuals, third-party payors and other key decision-makers as a therapeutic and cost effective alternative to products available at the time, which may include competing products currently under development by others. See “We face substantial competition that may result in others discovering, developing or commercializing products before or more successfully than we do.” If we are unable to successfully develop, obtain regulatory approval for and commercialize marzeptacog alfa (activated) or CB 2679d/ISU304, our ability to generate revenue from product sales will be significantly delayed and our business will be materially and adversely affected, and we may not be able to earn sufficient revenues to continue as a going concern.

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

If we are unable to establish sales, marketing and distribution capabilities, we may not be successful in commercializing our product candidates if they are approved.

We have not yet established a sales, marketing or product distribution infrastructure for our other product candidates, which are still in preclinical or early clinical development. Except for ISU Abxis’ potential rights to commercialize CB 2679d/ISU304 in South Korea, we generally expect to retain commercial rights for the company’s hemophilia product candidates. We believe that it will be possible to access the United States hemophilia market through a focused, specialized sales force. However, we have not yet developed a commercial strategy for hemophilia products outside of the United States, or for any other of our product candidates. To achieve commercial success for any product for which we obtain marketing approval, we will need to establish a sales and marketing organization within the United States, and develop a strategy for sales outside of the United States.

There are risks involved with establishing internal sales, marketing and distribution capabilities. For example, recruiting and training a sales force is expensive and time consuming and could delay any product launch. If the commercial launch of a product candidate for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel. If we are unable to establish sales, marketing and distribution capabilities and enter into additional arrangements with third parties to perform these services, then our product revenues and profitability, if any, are likely to be lower than if we were to market, sell and distribute any products that we develop ourselves.

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

Specifically, there are a large number of companies developing or marketing treatments for hemophilia, including many major pharmaceutical and biotechnology companies, including Novo Nordisk, which has developed NovoSeven®, a human recombinant coagulation Factor VIIa indicated for treatment of bleeding episodes that has been approved for use in treatment of hemophilia A or B individuals with inhibitors to Factor VIII or Factor IX and in individuals with Factor VII deficiency and Glanzmann’s thrombasthenia, Baxter, which has developed BAX 817, a biosimilar of NovoSeven® that recently completed an intravenous Phase 3 clinical trial and has been filed for marketing approval, Roche, which is developing ACE910/Emicizumab, a recombinant humanized bispecific antibody that binds to activated Factor IX and Factor X and mimics the cofactor function of Factor VIII and has been granted breakthrough therapy designation by the FDA to potentially treat hemophilia A, Alnylam, which is developing an investigational RNAi therapeutic targeting antithrombin for the treatment of hemophilia, OPKO Biologics, whose recombinant Factor VIIa product that may also be administered subcutaneously is in a Phase 1/2 clinical trial and CSL Behring is developing an albumin–linked Factor VIIa that has an extended half-life. We are also aware of many companies focused on developing gene therapies that may compete with our planned hemophilia B indication, as well as several companies addressing other methods for modifying genes and regulating gene expression.

Our commercial opportunity in different indications could be reduced or eliminated if competitors develop and market products or therapies that are more convenient to use, more effective, less expensive, and safer to use than our products. Furthermore, if competitors gain FDA approval faster than we do, we may be unable to establish a strong market presence or to gain market share. The key competitive factors affecting the success of all our product candidates, if approved, are likely to be their efficacy, safety, convenience, price, the level of generic competition, and the availability of reimbursement from government and other third-party payors.

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

Even if we commercialize any product candidates, the products may become subject to unfavorable pricing regulations, third-party reimbursement practices or healthcare reform initiatives that, would harm our business.

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

Our ability to commercialize any product candidates successfully also will depend in part on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other organizations. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for certain medications. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. Coverage and reimbursement may not be available for any product that we or our collaborators commercialize and, even if these are available, the level of reimbursement may not be satisfactory. Reimbursement may affect the demand for, or the price of, any product candidate that receives marketing approval. Obtaining and maintaining adequate reimbursement for our products may be difficult. We may be required to conduct expensive pharmaco-economic studies to justify coverage and reimbursement or the level of reimbursement relative to other therapies. If coverage and adequate reimbursement are not available or reimbursement is available only to limited levels, we may not be able to successfully commercialize any product candidate for which we obtain marketing approval.

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

We focus our research and product development on hemostasis and inflammation treatment. Our projections of both the number of people who suffer from related conditions, as well as the subset of people with these conditions who have the potential to benefit from treatment with our product candidates, are based on estimates. These estimates may prove to be incorrect and new studies may change the estimated incidence or prevalence of these diseases. The number of patients in the United States, Europe and elsewhere may turn out to be lower than expected or may not be otherwise amenable to treatment with our products, or new patients may become increasingly difficult to identify or gain access to, all of which would adversely affect our results of operations and our business.

Risks related to our common stock

Our common stock ownership is concentrated with our executive officers and directors, and their respective affiliates, which limits your ability to influence corporate matters.

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

The trading price of our common stock has historically been highly volatile and the volume of common shares traded has been relatively low. Additionally, the stock market in general has experienced extreme price and volume fluctuations. The market prices of securities of pharmaceutical, biopharmaceutical and biotechnology companies in particular have been extremely volatile and have experienced fluctuations that have often been unrelated or disproportionate to operating performance. Factors giving rise to this volatility may include:

•	regulatory or political developments in both the United States and abroad;

•	developments concerning proprietary rights, including patents and litigation matters;
•	disclosure of new collaborations or other strategic transactions;
•	public concern about the safety or efficacy of product candidates or technology, their components, or related technology or new technologies generally;
•	public announcements by competitors or others regarding new products or new product candidates; and
•	general market conditions and comments by securities analysts and investors.

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

Sales of a significant number of shares of our common stock in the public markets, or the perception that such sales could occur, could depress the market price of our common stock.

Our current trading volumes are modest, and sales of a substantial number of shares of our common stock in the public market, or the perception that these sales could occur, could cause the market price to decline. Such sales also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. As part of the Pre-Closing Dividend, we issued $37.0 million in aggregate principal amount of redeemable convertible notes. At the option of the note holders, those notes will be redeemable at any time on or before February 19, 2018 or convertible into shares of the Company at a conversion rate of $137.85 per share. As of December 31, 2016, the balance of these redeemable convertible notes was $19.4 million, convertible into approximately 140 thousand shares of our common stock. In addition, we have also registered all of the shares of common stock that we may issue under our outstanding stock options and employee stock incentive plans, and as of December 31, 2016, approximately 140 thousand shares of common stock were issuable upon the exercise of outstanding stock options at a weighted average exercise price of $127.65 per share, approximately 7 thousand additional shares of common stock were reserved for issuance under our stock option plan, and approximately 13 thousand shares of common stock were issuable upon the exercise of outstanding warrants at a weighted exercise price of $145.50 per share. Conversion or exercise of these securities into shares of our common stock will cause dilution to the other holders of our common stock, and all such stock may be sold in the public market after conversion or exercise, subject to restrictions under the securities laws, which may lead to a decline in the market price of our common stock.

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

We are a smaller reporting company and we cannot be certain if the reduced disclosure requirements applicable to smaller reporting companies will make our common stock less attractive to investors.

We are currently a “smaller reporting company” as defined in the Securities Exchange Act of 1934, and are thus allowed to provide simplified executive compensation disclosures in our filings, are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that an independent registered public accounting firm provide an attestation report on the effectiveness of internal control over financial reporting and have certain other decreased disclosure obligations in our SEC filings. We cannot predict whether investors will find our common stock less attractive because of our reliance on any of these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

We have in the past and may in the future fail to meet the continued listing requirements of The Nasdaq Capital Market. Our ability to publicly or privately sell equity securities and the liquidity of our common stock could be adversely affected if we are delisted from the Nasdaq Capital Market.

As previously disclosed, on November 29, 2016, we received a notification letter from the Listing Qualifications Department of The Nasdaq Capital Market indicating that we were not in compliance with the $1.00 minimum bid requirement. We were given a period of 180 days from the notification to regain compliance, by having the closing bid price of our common stock must exceed $1.00 for a minimum of ten (10) consecutive trading days. In connection with our effecting a 1-for-15 reverse stock split of our common stock, we regained compliance with the minimum bid price requirement for continued listing on Nasdaq within the applicable time period as of February 28, 2017.

There is no assurance, however, that we will be able to maintain compliance with Nasdaq’s listing requirements in the future. If our common stock were delisted from Nasdaq, among other things, it would likely lead to a number of negative implications, including an adverse effect on the price of our common stock, reduced liquidity in our common stock, the loss of federal preemption of state securities laws and greater difficulty in obtaining financing. In the event of a delisting, we would take actions to restore our compliance with Nasdaq’s listing requirements, but we can provide no assurance that any such action taken by us would allow our common stock to become listed again, stabilize the market price or improve the liquidity of our common stock, prevent our common stock from dropping below the Nasdaq minimum bid price requirement or prevent future non-compliance with Nasdaq’s listing requirements.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

Our corporate headquarters is in South San Francisco, California, where we subleased a portion of a facility that encompasses approximately 12,965 square feet of space. The sublease for this space expires on February 27, 2018. We believe that our existing facilities are adequate for our current needs. When our lease expires, we may review our options including renewing our lease or looking for additional or alternate space for our operations and we believe that suitable additional or alternative space will be available in the future on commercially reasonable terms.

Item 3.	LEGAL PROCEEDINGS

We are not currently a party to any material litigation or other material legal proceedings.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Shares of Targacept common stock were historically listed on the Nasdaq Global Select Market under the symbol “TRGT.” After completion of the merger on August 20, 2015, Targacept was renamed “Catalyst Biosciences, Inc.” and commenced trading on the Nasdaq Capital Market under the symbol “CBIO.” The following table sets forth for the periods indicated the high and low sales price per share of our common stock as reported on Nasdaq for the quarterly periods indicated. This table has been adjusted to reflect the 1-for-7 reverse stock split of our common stock in connection with, and prior to the completion of the merger as well as the 1-for-15 reverse stock split of our common stock effected on February 10, 2017:

Year Ended December 31, 2016:	High	Low
First Quarter	$47.25	$24.30
Second Quarter	28.20	18.15
Third Quarter	23.40	17.25
Fourth Quarter	18.30	8.10

Year Ended December 31, 2015:	High	Low
First Quarter	$45.75	$37.50
Second Quarter	43.65	33.90
Third Quarter	177.00	33.15
Fourth Quarter	85.35	30.00

Holders of Common Stock

As of February 28, 2017, there were approximately 126 holders of record of our common stock. In addition, a substantially greater number of stockholders may be “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.

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

Information requested by this Item is not applicable as we are electing scaled disclosure requirements available to Smaller Reporting Companies with respect to this Item.

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

Overview

We are a clinical-stage biopharmaceutical company focused on developing novel medicines to address serious medical conditions for individuals who need new or better treatment options. We used a scientific approach to engineer several protease-based therapeutic candidates. We are focusing our product development efforts in the field of hemostasis (the process that regulates bleeding) and have a mission to develop valuable therapies for individuals with hemophilia.

We are applying our substantial expertise in protease engineering and our proprietary product discovery platform to create, engineer and characterize protease drug candidates. Proteases regulate several complex biological cascades, or sequenced biochemical reactions, including the coagulation cascade (a mechanism of blood clotting) in hemophilia and non-hemophilia settings and the complement cascade that causes inflammation and tissue damage in certain diseases.  Our protease expertise allowed us to improve the biochemical and pharmacological properties of currently marketed hemophilia protease drugs, specifically Factors VIIa, IX and Xa and to create completely novel proteases that cleave disease-causing proteins, specifically complement Factor 3 (C3), for the potential treatment of dry age-related macular degeneration (Dry AMD) and renal delayed graft function (DGF).

Our most advanced program is a highly potent next-generation coagulation Factor VIIa protease variant, marzeptacog alfa (activated) (formerly CB 813d), that has successfully completed an intravenous Phase 1 clinical trial evaluating the pharmacokinetics, pharmacodynamics and coagulation activity in individuals with severe hemophilia A and B with and without an inhibitor. We expect to advance marzeptacog alfa (activated) into the Phase 2 portion of a Phase 2/3 subcutaneous prophylaxis efficacy trial in 2017.

Our next most advanced hemophilia program, a highly potent Factor IX protease variant, CB 2679d/ISU304, has completed advanced preclinical IND-enabling development. We expect to initiate a Phase 1/2 subcutaneous dosing trial for CB 2679d/ISU304 in the second quarter 2017.

The substantially enhanced potency of marzeptacog alfa (activated) and CB 2679d/ISU304 compared to existing treatment options may allow for effective subcutaneous prophylactic treatment of individuals with hemophilia A or B with an inhibitor or individuals with hemophilia B, respectively. Catalyst’s engineered hemostasis proteases are designed to overcome current treatment limitations by allowing delivery via subcutaneous injection which we believe will facilitate effective prophylactic treatment, especially in children, and ultimately deliver substantially better outcomes for individuals with hemophilia.

Subcutaneous dosing results in progressive increases in the levels of our protease factors until they reach a stable blood level therapeutic target range (ideally mild hemophilia to normal). Conversely, dosing by intravenous infusions results in very high factor levels in the blood initially, but the factor level then falls rapidly to a trough level at a range that is measured as moderate or severe hemophilia, triggering the next dose.

Stable factor levels could potentially yield a significant improvement in outcomes and have the added benefit of convenience over competing intravenous therapeutics, particularly when administered to children where venous access is challenging.

We also have several Factor Xa variants that have demonstrated efficacy in several preclinical models and have the potential to be used as a universal pro-coagulant. We have delayed initiating further work on our Factor Xa therapeutic program at this time to focus our efforts on the Factor VIIa and Factor IX clinical programs.

We continue to explore licensing opportunities for our anti-complement programs in DGF and Dry AMD so that we can focus our efforts and resources on advancing marzeptacog alfa (activated) and CB 2679d/ISU304 through Phase 2/3 and Phase 1/2 clinical trials, respectively.

Based on industry reports, we estimate annual worldwide sales in 2015 for FDA-approved recombinant protease products for individuals with hemophilia A and B and an inhibitor were approximately $2.4 billion and approximately $3.6 billion when including prothrombin complex concentrate products used to treat individuals with hemophilia B with an inhibitor.

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

During the initial two years of the collaboration period Pfizer reimbursed us for certain costs incurred in the development of the licensed products including FTE-based research payments. Following the conclusion of the initial collaboration, without extension by Pfizer, we had no further substantive performance obligations to Pfizer under the agreement and we recognized the remaining $12.6 million of deferred revenue related to the up-front fee in June 2011. Subsequently, in August 2013, we amended the Pfizer agreement, in accordance with which Pfizer made two $1.5 million non-refundable annual license maintenance payments to us in August 2013 and August 2014 and we agreed to certain performance obligations to Pfizer for the period starting from the effective date of the amendment. Pfizer was also obligated to pay to us contingent milestone-based payments upon the occurrence of certain defined development, commercialization, and sales-based milestones.

Collaboration and license revenue related to the Pfizer agreement during the years ended December 31, 2016 and 2015 was $0 and $1.3 million, respectively, reflecting the amortization of the annual license maintenance payments received over the estimated expected period of our performance obligations which was estimated to conclude in August 2015.

On April 2, 2015, Pfizer notified us that it was exercising its right to terminate the research and license agreement effective June 1, 2015. Accordingly, we revised the expected period of performance to end on June 1, 2015, and the deferred revenue balance was fully amortized as of that date.

On December 8, 2016, we signed a definitive agreement related to the termination of the Pfizer Agreement.  Pursuant to this termination agreement, Pfizer granted us an exclusive license to Pfizer’s proprietary rights for manufacturing materials and processes that apply to Factor VIIa variants, CB 813a and marzeptacog alfa (activated). Pfizer also transferred to us the IND application and documentation related to the development, manufacturing and testing of the Factor VIIa products as well as the orphan drug designation.

Pursuant to this agreement, we agreed to make contingent cash payments to Pfizer in an aggregate amount equal to up to $17.5 million, payable upon the achievement of clinical, regulatory and commercial milestones. Following commercialization of any covered product, Pfizer would also receive a single-digit royalty on net product sales on a country-by-country basis for a predefined royalty term.

In September 2013, we signed a license and collaboration agreement with ISU Abxis pursuant to which we licensed our proprietary human Factor IX products to ISU Abxis for initial development in South Korea. Under the agreement, ISU Abxis is responsible for development and manufacturing of the licensed products through Phase 1/2 clinical trials. Until the completion of Phase 1 development, ISU Abxis also has a right of first refusal with respect to commercialization rights for the licensed products in South Korea. ISU Abxis paid us an up-front fee of $1.75 million and is obligated to pay to us contingent milestone-based payments on the occurrence of certain defined development events, none of which have been achieved as of December 31, 2016. Collaboration and license revenue related to the ISU Abxis agreement during the years ended December 31, 2016 and 2015 was $0.4 million and $0.4 million, respectively, that reflect the amortization of the up-front fee over the estimated period of our performance obligations, which are estimated to conclude in February 2018. We had a deferred revenue balance of $0.3 million as of December 31, 2016 related to the ISU Abxis collaboration.

We have no products approved for commercial sale and have not generated any revenue from product sales. From inception to December 31, 2016, we have raised net cash proceeds of approximately $220.9 million, primarily from private placements of convertible preferred stock and the proceeds from the merger in addition to issuances of shares of common stock and warrants and payments received from collaboration agreements. The cash proceeds raised do not include the redeemable convertible notes that are offset by 100% restricted cash held in escrow to pay all possible redemptions.

We have never been profitable and have incurred significant operating losses in each year since inception. Our net losses were $16.9 million and $14.8 million for years ended December 31, 2016 and 2015, respectively. As of December 31, 2016, we had an accumulated deficit of $148.0 million. Substantially all our operating losses resulted from expenses incurred in our research and development programs and from general and administrative costs associated with our operations.

We expect to incur significant expenses and increasing operating losses for at least the next several years as we continue the preclinical, manufacturing and clinical development, and seek regulatory approval for our drug candidates. In addition, following the merger our expenses have further increased due to hiring additional financial personnel, upgrading our financial information systems and incurring costs associated with being a public company. In addition, our operating losses may fluctuate significantly from quarter to quarter and year to year due to timing of preclinical, clinical development programs and regulatory approval.

Recent Developments

On February 10, 2017, we implemented a 1-for-15 reverse stock split of our issued and outstanding common stock (the “2017 Reverse Stock Split”). The 2017 Reverse Stock Split decreased our issued and outstanding shares of common stock from approximately 13.0 million shares of Common Stock to approximately 868,000 shares as of that date. See Note 16 to our consolidated financial statements included in this Annual Report on Form 10-K, Subsequent Event. Unless otherwise specified, all share and per share amounts in this section are reported on a post-split basis.

Financial Operations Overview

Contract Revenue

Our contract revenue was generated by recognizing revenue from the amortization of up-front licensee fees for research and development services under our collaboration agreements with Pfizer and ISU Abxis. Payments made to us under these agreements are recognized over the period of performance for each arrangement. We may also be entitled to receive additional milestone payments and other contingent payments upon the occurrence of specific events. We have not generated any revenue from commercial product sales to date. As of June 2015, our deferred revenue balance from the Pfizer research and license agreement was fully amortized following the termination by Pfizer of that agreement, and ISU Abxis represents 100% of our total contract revenue for the year ended December 31, 2016.

Due to the nature of the milestone payments under the remaining collaboration agreement and the nonlinearity of the earnings process associated with certain payments and milestones, we expect that our revenue will fluctuate in future periods, because of the uncertainty of timing related to achievement of milestones.

Research and Development Expenses

Research and development expenses represent costs incurred to conduct research, such as the discovery and development of our product candidates. We recognize all research and development costs as they are incurred.

Research and development expenses consist primarily of the following:

•	employee-related expenses, which include salaries, benefits and stock-based compensation;
•	laboratory and vendor expenses, including payments to consultants, related to the execution of preclinical, non-clinical, and clinical studies;
•	the cost of acquiring and manufacturing preclinical and clinical materials and developing manufacturing processes;
•	performing toxicity studies; and
•	facilities and other allocated expenses, which include direct and allocated expenses for rent and maintenance of facilities, depreciation and amortization expense and other supplies.

The following table summarizes our research and development expenses during the years ended December 31, 2016 and 2015 (in thousands).

	Year Ended December 31,
	2016	2015
Personnel costs	$4,062	$2,991
Preclinical research	2,642	1,567
Clinical Manufacturing	3,553	—
Facility and overhead	1,298	1,400
Total research and development expenses	$11,555	$5,958

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

On September 3, 2016, our Board of Directors approved reducing our workforce by 10 employees, or approximately 50% of our workforce consistent with a revised strategic plan to reallocate our resources to our hemostasis programs, including our highly potent next-generation Factor VIIa variant marzeptacog alfa (activated), and our highly potent next-generation Factor IX CB 2679d/ISU304. This reduction in force was completed by the fourth quarter 2016 and we recorded restructuring charges of $1.0 million, respectively, for the year ended December 31, 2016. In connection with the restructuring, we received proceeds of $0.9 million for property and equipment from the sale of excess equipment and other assets, which are recorded in other income.

Notwithstanding the reduction in force, we expect our aggregate research and development expenses will increase during the next few quarters as we continue the preclinical, manufacturing and clinical development of our product candidates in the United States, particularly the clinical development costs of marzeptacog alfa (activated) and CB 2679d/ISU304. Due to the termination of the research and license agreement with Pfizer, we will incur all costs for the marzeptacog alfa (activated) program. However, the incurrence of such costs is dependent on whether we will pursue the program on our own or sign a new collaboration and license arrangement with another pharmaceutical or biotech company.

The process of conducting clinical trials necessary to obtain regulatory approval is costly and time consuming. We may never succeed in achieving marketing approval for our product candidates. The probability of success of each product candidate may be affected by numerous factors, including clinical data, competition, manufacturing capability and commercial viability. Thus, we are unable to determine the duration of and costs to complete our research and development projects or when and to what extent we will generate revenue from the commercialization and sale of any of our product candidates.

Successful development of current and future product candidates is highly uncertain. Completion dates and costs for our research programs can vary significantly for each current and future product candidate and are difficult to predict. Thus, we cannot estimate with any degree of certainty the costs we will incur in the development of our product candidates. We anticipate we will make determinations as to which programs and product candidates to pursue and how much funding to direct to each program and product candidate on an ongoing basis in response to the scientific success of early research programs, results of ongoing and future clinical trials, our ability to enter into collaborative agreements with respect to programs or potential product candidates, as well as ongoing assessments as to each current or future product candidate’s commercial potential.

On May 20, 2016, we signed a development and manufacturing services agreement with CMC ICOS Biologics, Inc. (“CMC”), pursuant to which CMC will conduct manufacturing development and, upon successful development of the manufacturing process, manufacture marzeptacog alfa (activated) that we intend to use in its clinical trials. We will own all intellectual property developed in such manufacturing development activities that are specifically related to marzeptacog alfa (activated) and will have a royalty-free and perpetual license to use CMC’s intellectual property to the extent reasonably necessary to make marzeptacog alfa (activated), including commercial manufacturing.

We have agreed to a total of $3.8 million in payments to CMC pursuant to the initial statement of work under the Agreement, subject to completion of applicable work stages, of which $0.5 million has been paid as of December 31, 2016. If clinical manufacturing batches need to be cancelled or rescheduled, we would be obligated to pay for a portion of CMC’s manufacturing fees less certain fees that CMC can mitigate. The initial term of the agreement is ten years or, if later, until all stages under outstanding statements of work have been completed. Either party may terminate the Agreement in its entirety upon written notice of a material uncured breach or upon the other party’s bankruptcy, and we may terminate the agreement upon prior notice for any reason. In addition, each party may terminate the agreement if the manufacturing development activities cannot be completed for technical or scientific reasons.

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

Interest and Other Income, Net

Interest and other income consists primarily of the sale of NNR assets acquired from Targacept in the Merger, sale of fixed assets from our restructuring, changes in fair value of the derivative liability and in 2015 the warrant liability and sub-lease income earned from the sub-lease of a portion of our leased facility.

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

On February 23, 2015, we signed a new lease for the portion of the space we occupy in our headquarters building. The initial term of the lease was set to expire on August 31, 2015. On June 8, 2015, we exercised our right to extend the lease term through February 27, 2018.

On July 27, 2016, we signed a definitive sales agreement with Attenua, Inc. (“Attenua”), for the sale of TC-5619, TC-6987 and TC-6683, certain neural nicotinic receptor (“NNR”) assets acquired from Targacept in the Merger, for approximately $1.0 million in upfront payments and the potential for future milestones and royalties, of which all of the net $0.8 million was recognized into other income as of December 31, 2016, as we have no future performance obligations. Along with the upfront payment, we received a warrant to purchase shares of Attenua’s capital stock as additional consideration. The warrant is based upon a future financing and exercise price and the warrant value as of December 31, 2016 is deemed to be immaterial and is included in other current assets.

On October 12, 2016, we signed a definitive sales agreement for the sale of TC-6499, an NNR asset acquired from Targacept in the Merger, for approximately $0.8 million in upfront payments and the potential for future milestones and royalties of which the $0.8 million was recognized as other income as of December 31, 2016.

Interest Expense

Interest expense consists of accrued interest costs related to our convertible notes and the amortization of debt discount for the warrants that were issued with the redeemable convertible notes.

Results of Operations

The following tables set forth our results of operations data for the periods presented (in thousands):

	Year Ended December 31,
	2016	2015	Change ($)	Change (%)
Contract revenue	$399	$1,750	$(1,351)	(77)%
Operating expenses:
Research and development	11,555	5,958	5,597	94%
General and administrative	9,262	9,594	(332)	(3)%
Total operating expenses	20,817	15,552	5,265	34%
Loss from operations	(20,418)	(13,802)	(6,616)	48%
Interest and other income	3,473	518	2,955	570%
Interest expense	—	(1,478)	1,478	(100)%
Net loss	$(16,945)	$(14,762)	$(2,183)	15%

Contract revenue

Contract revenue was $0.4 million and $1.8 million during the years ended December 31, 2016 and 2015, respectively, a decrease of $1.4 million, or 77%. The decrease in contract revenue was due primarily to the termination of our collaboration agreement with Pfizer in April 2015.

We have recognized in revenue all amounts that had been previously deferred related to the terminated Pfizer collaboration and, therefore, in future periods, will not recognize any additional revenue under our previous collaboration agreement with Pfizer.

Research and Development Expenses

Research and development expenses were $11.6 million and $6.0 million during the years ended December 31, 2016 and 2015, respectively, an increase of $5.6 million, or 94%. The increase was due primarily to an increase of $3.6 million related to manufacturing expenses for marzeptacog alfa (activated), $1.0 million in personnel-related costs, driven by the strategic restructuring and an increase of $1.0 million in lab supply costs and costs related to preclinical third-party research and development service contracts.

Based on our current programs and related commitments, we expect our research and development expenses for the year ending December 31, 2017 to increase as compared with 2016 expenses, due primarily to costs associated with manufacturing for our highly potent next-generation Factor VIIa, marzeptacog alfa (activated).

General and Administrative Expenses

General and administrative expenses were $9.3 million and $9.6 million during the years ended December 31, 2016 and 2015, respectively, a decrease of $0.3 million, or 3%. The decrease was due primarily to a decrease of $1.5 million in professional service costs, including patent-related legal costs and legal and accounting advisory services, partially offset by increases of $0.7 million in personnel-related costs as a result of increased head count and $0.5 million in other expenses related to operating as a public company for a full year.

We anticipate that general and administrative expenses for 2017 will be consistent with 2016 expenses.

Interest and Other Income

Interest and other income was $3.5 million and $0.5 million during the years ended December 31, 2016 and 2015, respectively, an increase of $3.0 million, or 570%. The increase was due primarily to a net $1.7 million gain recognized related to the income received for the sale of NNR assets, $0.9 million gain recognized related to the change in fair value of the derivative liability and $0.5 million gain related to the sale of fixed assets due to our restructuring, partially offset by $0.1 million other.

Interest Expense

Interest expense of $0 and $1.5 million for the years ended December 31, 2016 and 2015, respectively, is due primarily to $1.4 million immediate accretion of the debt discount for the redeemable convertible notes and $0.1 million of the accrued interest and amortization of the debt discount for the convertible notes issued to related parties in May and June 2015. Apart from our redeemable convertible notes, we did not have any debt obligations in 2016.

Recent Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The standard provides guidance on how certain cash receipts and payments are presented and classified in the statement of cash flows, including beneficial interests in securitization. The standard is intended to reduce current diversity in practice. ASU 2016-15 will be effective for the Company beginning in its first quarter 2018, but early adoption is permitted, including adoption in an interim period. We currently expect to adopt the new cash flow standard in the first quarter of 2018 and do not expect any impact of adopting the new standard on our consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The new standard involves several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. ASU 2016-09 will be effective for the Company in its first quarter of 2017. We currently expect to adopt the new stock compensation standard in the first quarter of 2017 and do not expect any significant impact of adopting the new stock compensation standard on our consolidated financial statements as we currently have insignificant revenue. Any volatility to effective tax rates and diluted EPS in future periods will depend on our stock price at the awards’ vest dates and the number of awards that vest in each period.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which replaces the existing guidance for leases. The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU

2016-02 will be effective for the Company beginning in its first quarter of 2019, but early adoption is permitted. We currently expect to adopt the new lease standard in the first quarter of 2018 and are currently evaluating the potential impact that this standard may have on our consolidated financial statements.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers. ASU 2014-09 will be effective for the Company beginning in its first quarter of 2018, and early adoption is permitted beginning in the first quarter of 2017. Subsequently, the FASB has issued the following standards related to ASU 2014-09: ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations; ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing; and ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. The Company must adopt ASU 2016-08, ASU 2016-10 and ASU 2016-12 with ASU 2014-09 (collectively, the “new revenue standards”). The new revenue standard may be applied retrospectively to each prior period presented or prospectively with the cumulative effect recognized as of the date of adoption. We do not generate revenue outside of collaborations at this time. We currently expect to adopt the new revenue standards in the first quarter of 2018 and do not expect any impact of adopting the new revenue standard on our consolidated financial statements as we currently have an insignificant amount of revenue.

Liquidity and Capital Resources

On August 20, 2015, we completed our merger with Targacept, which provided $41.2 million in cash, cash equivalents and short-term investments. Prior to that time, our operations had been financed primarily by net proceeds from the sale of convertible preferred stock, and the issuance of convertible notes. As of December 31, 2016, we had $17.1 million of cash, cash equivalents and short-term investments and $16.9 million in net loss and $18.5 million cash used in operations. We have an accumulated deficit of $148.0 million as of December 31, 2016.

Our primary uses of cash are to fund operating expenses, including research and development expenditures and general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in its outstanding accounts payable and accrued expenses.

We believe that our existing capital resources, including cash, cash equivalents and short term investments as well as the cash raised from the sale of common stock in January 2017 and availability under our Capital on Demand Sales Agreement, will be sufficient to meet our projected operating requirements for at least the next 12 months from the date of this Annual Report on Form 10-K. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. We plan to continue to fund losses from operations and capital funding needs through future equity and/or debt financings, as well as potential additional asset sales, licensing transactions, collaborations or strategic partnerships with other companies. The sale of additional equity or convertible debt could result in additional dilution to our stockholders. The incurrence of indebtedness would result in debt service obligations and could result in operating and financing covenants that would restrict our operations. We can provide no assurance that financing will be available in the amounts we need or on terms acceptable to us, if at all. If we are not able to secure adequate additional funding we may be forced to delay, make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, and/or suspend or curtail planned programs. Any of these actions could materially harm our business.

On March 16, 2016, we signed a Capital on DemandTM Sales Agreement with JonesTrading Institutional Services LLC (“JonesTrading”). In accordance with the terms of the sales agreement, we may offer and sell shares of our common stock having an aggregate offering price up to $6.5 million, subject to certain limitations, from time to time in one or more public offerings of our common stock, with JonesTrading acting as agent, in transactions pursuant to a shelf registration statement that was declared effective by the SEC on April 28, 2016. During the year ended

December 31, 2016, we sold 39,743 shares of our common stock in the Capital on DemandTM program, in the open market at a weighted-average selling price of $25.08 per share, for net proceeds (net of commissions) of $1.0 million.

As of February 28, 2017, we sold a total of 238,081 shares of common stock in the open market at a weighted-average selling price of $12.14 per share for net proceeds (net of commissions) of $2.8 million.

The following table summarizes our cash flows for the periods presented (in thousands):

	Year Ended December 31,
	2016	2015
Cash used in operating activities	$(18,472)	$(19,118)
Cash provided by (used in) investing activities	(1,308)	37,357
Cash provided by financing activities	948	9,313
Net increase (decrease) in cash and cash equivalents	$(18,832)	$27,552

Cash Flows from Operating Activities

Cash used in operating activities for the year ended December 31, 2016 was $18.5 million, due primarily to a net loss of $16.9 million. Also included are non-cash gains of $1.0 million related to the change in fair value of the derivative liability, $1.7 million related to the sale of NNR assets, $0.6 million related to the disposal of fixed assets and $0.1 million related to extinguishment of redeemable convertible notes, partially offset by non-cash charges of $0.6 million for stock-based compensation and $0.4 million for depreciation and amortization. Cash used in operating activities also reflect the change in net operating assets of $0.8 million due primarily to a $1.0 million decrease in prepaid expenses and other current assets primarily associated with the prepayment related to our manufacturing agreement and $0.4 million decrease in accounts receivable, partially offset by $0.4 million decrease in deferred revenue due to the recognition of revenue, $0.1 million decrease in accrued compensation and other accrued liabilities and $0.1 million decrease in accounts payable.

Cash used in operating activities for the year ended December 31, 2015 was $19.1 million. The net loss of $14.8 million was partially offset by non-cash charges of $1.5 million of interest expense related to accretion of debt discount of redeemable convertible notes and convertible notes to related parties, $0.5 million for depreciation and amortization and $0.3 million for stock-based compensation, partially offset by $0.3 million for non-cash gain related to change in fair value of the derivative liability and $0.1 million for non-cash gain related to change in fair value of warrant liability. Cash used in operating activities also reflected the change in net operating assets of $6.1 million due primarily to a $4.3 million decrease in accounts payable we assumed in connection with the merger, $1.8 million decrease in deferred revenue due to the recognition of revenue, a $1.4 million increase in prepaid expenses and other current assets primarily associated with the prepayment related to our manufacturing agreement and $0.1 million increase in accounts receivable, partially offset by a $1.2 million increase in accrued compensation and other accrued liabilities related to our increased operating activities as a public company.

Cash Flows from Investing Activities

Cash used in investing activities for the year ended December 31, 2016 was $1.3 million, due primarily to $13.4 million in purchases of investments, $1.7 million related to the sale of NNR assets and $0.5 million related to the purchase of property and equipment, partially offset by proceeds from maturities of investments of $10.0 million and proceeds from the sale of property and equipment of $0.9 million.

Cash provided by investing activities for the year ended December 31, 2015 of $37.4 million primarily related to $23.9 million of net cash proceeds from the merger and $13.9 million of proceeds from maturities of investments, partially offset by $0.3 million related to the purchase of property and equipment and $0.1 million of increase of restricted cash related to facility deposit.

Cash flows from Financing Activities

Cash provided by financing activities for the year ended December 31, 2016 was $0.9 million, due primarily to $0.9 million in net proceeds from issuance of common stock in at-the-market transactions.

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

Contractual Obligations

The following table summarizes our fixed contractual obligations as of December 31, 2016 (in thousands):

	Payments due by period
	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Contractual Obligations:
Operating lease obligations(1)	$745	$125	$—	$—	$870
CMC Manufacturing obligations(2)	3,337	—	—	—	3,337
Total contractual obligations(3)(4)	$4,082	$125	$—	$—	$4,207

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

(3)

We may be obligated to pay ISU Abxis up to $2.0 million in potential milestone payments. As the achievement and timing of these milestones are uncertain and not estimable, such commitments have not been included in the contractual obligation disclosed above. We may be obligated to pay Pfizer certain milestone payments up to $17.5 million. The achievement and timing of these milestones are uncertain and not estimable and have not been included in the contractual obligation disclosed above.

(4)

We had unrecognized tax benefits in the amount of $1.5 million as of December 31, 2016 related to uncertain tax positions. However, there is uncertainty regarding when these benefits will require settlement so these amounts were not included in the contractual obligations table above.

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

We also adopted guidance that permits the recognition of revenue contingent upon the achievement of a milestone in its entirety, in the period in which the milestone is achieved, only if the milestone meets certain criteria and is considered substantive. As such, we plan to recognize revenue in the period in which the milestone is achieved, only if the milestone is considered substantive based on the following criteria:

•

the milestone is commensurate with either (i) the vendor’s performance to achieve the milestone, or (ii) the enhancement of the value of the delivered item or items because of a specific outcome resulting from the vendor’s performance to achieve the milestone;

•	the milestone relates solely to past performance; and
•	the milestone is reasonable relative to all the deliverables and payment terms (including other potential milestone consideration) within the arrangement.

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

Determining the fair value of stock-based awards at the grant date requires judgment. We use the Black-Scholes option-pricing model to determine the fair value of stock options. The determination of the grant date fair value of options using an option-pricing model is affected by our assumptions regarding a number of variables including the fair value of our common stock, our expected common stock price volatility over the expected life of the options, expected term of the stock option, risk-free interest rates and expected dividends. We record stock-based compensation as a compensation expense, net of the estimated impact of forfeited awards. We apply a forfeiture rate to stock-based compensation expense using historical data to estimate pre-vesting option forfeitures. We estimate forfeitures at the time of grant, and revise those estimates in subsequent periods if actual forfeitures differ materially from those original estimates. As such, we recognize a stock-based compensation expense only for those stock-based awards that are expected to vest, over their requisite service period, based on the vesting provisions of the individual grants. See Note 11 to our consolidated financial statements included in this Annual Report on Form 10-K for more information.

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

However, because of the short-term nature of the instruments in our portfolio, a sudden change in market interest rates would not be expected to have a material impact on the fair market value of our investment portfolio. As of December 31, 2016, we had cash and cash equivalents of $17.1 million, which consisted of bank deposits and money market funds, and short-term investments of $6.8 million. The redeemable convertible notes we issued in August 2015 in the merger do not bear interest and thus a change in market interest rates would not have an impact on an interest expense related to these redeemable convertible notes. Accordingly, we do not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our investment portfolio.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CATALYST BIOSCIENCES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Catalyst Biosciences, Inc.

We have audited the accompanying consolidated balance sheets of Catalyst Biosciences, Inc. (the “Company") as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive loss, convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the years then ended. The consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Catalyst Biosciences, Inc. as of December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ EisnerAmper LLP

Iselin, New Jersey
March 8, 2017

Catalyst Biosciences, Inc.

Consolidated Balance Sheets

(In thousands, except shares and per share amounts)

	December 31, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$10,264	$29,096
Short-term investments	6,800	3,402
Restricted cash	19,468	33,794
Deposits	—	133
Accounts receivable	31	492
Prepaid and other current assets	958	1,781
Total current assets	37,521	68,698
Restricted cash, noncurrent	125	125
Property and equipment, net	444	698
Total assets	$38,090	$69,521
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$837	$939
Accrued compensation	596	926
Other accrued liabilities	805	535
Deferred revenue, current portion	283	438
Deferred rent, current portion	41	19
Redeemable convertible notes	19,403	33,743
Derivative liability	—	1,156
Total current liabilities	21,965	37,756
Deferred revenue, noncurrent portion	47	292
Deferred rent, noncurrent portion	7	48
Total liabilities	22,019	38,096
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares and no shares authorized and outstanding at both December 31, 2016 and December 31, 2015	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized; 801,756 and 762,005 shares issued and outstanding at December 31, 2016 and December 31, 2015	1	1
Additional paid-in capital	164,053	162,460
Accumulated other comprehensive income (loss)	(1)	1
Accumulated deficit	(147,982)	(131,037)
Total stockholders’ equity	16,071	31,425
Total liabilities and stockholders’ equity	$38,090	$69,521

The accompanying notes are an integral part of these consolidated financial statements.

Catalyst Biosciences, Inc.

Consolidated Statements of Operations

(In thousands, except shares and per share amounts)

	Year Ended December 31,
	2016	2015
Contract revenue	$399	$1,750
Operating expenses:
Research and development	11,555	5,958
General and administrative	9,262	9,594
Total operating expenses	20,817	15,552
Loss from operations	(20,418)	(13,802)
Interest and other income, net	3,473	518
Interest expense	—	(1,478)
Net loss	$(16,945)	$(14,762)
Net loss per common share, basic and diluted	$(21.75)	$(49.99)
Shares used to compute net loss per common share, basic and diluted	779,166	295,272

The accompanying notes are an integral part of these consolidated financial statements.

Catalyst Biosciences, Inc.

Consolidated Statements of Comprehensive Loss

(In thousands)

	Year Ended December 31,
	2016	2015
Net loss	$(16,945)	$(14,762)
Other comprehensive income (loss):
Unrealized (loss) gain on available-for-sale securities	(2)	1
Total comprehensive loss	$(16,947)	$(14,761)

The accompanying notes are an integral part of these consolidated financial statements.

Catalyst Biosciences, Inc.

Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(In thousands, except share amounts)

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	(Deficit)
Balance at December 31, 2014	87,405,011	108,877	24,729	—	6,923	—	(116,275)	(109,352)
Stock based compensation expense associated with vesting of stock awards	—	—	—	—	326	—	—	326
Stock options exercised for cash	—	—	254	—	13	—	—	13
Conversion of convertible notes - related parties to Series F convertible preferred stock	1,511,723	1,511	—	—	—	—	—	—
Issuance of Series F convertible preferred stock, net of issuance costs of $96	5,788,522	7,259	—	—	—	—	—	—
Conversion of preferred stock to common stock in connection with merger	(94,705,256)	(117,647)	409,877	1	117,646	—	—	117,647
Conversion of preferred stock warrants to common stock warrants in connection with merger	—	—	—	—	774	—	—	774
Issuance of common stock in connection with reverse merger	—	—	325,425	—	36,537	—	—	36,537
Conversion of redeemable convertible notes to common stock	—	—	1,720	—	241	—	—	241
Unrealized gain on available-for-sale securities, net of tax	—	—	—	—	—	1	—	1
Net loss	—	—	—	—	—	—	(14,762)	(14,762)
Balance at December 31, 2015	—	—	762,005	1	162,460	1	(131,037)	31,425
Stock-based compensation expense	—	—	—	—	635	—	—	635
Issuance of common stock, net of issuance costs	—	—	39,743	—	957	—	—	957
Conversion of redeemable convertible notes to common stock	—	—	8	—	1	—	—	1
Unrealized (loss) on available-for-sale securities	—	—	—	—	—	(2)	—	(2)
Net loss	—	—	—	—	—	—	(16,945)	(16,945)
Balance at December 31, 2016	—	$—	801,756	$1	$164,053	$(1)	$(147,982)	$16,071

The accompanying notes are an integral part of these consolidated financial statements.

Catalyst Biosciences, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2016	2015
Operating Activities
Net loss	$(16,945)	$(14,762)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	635	326
Depreciation and amortization	389	470
Non-cash interest expense	—	1,478
(Gain) loss on disposal of fixed assets	(557)	15
Gain on sale of NNR assets	(1,674)	—
Gain on extinguishment of redeemable convertible notes	(99)	(52)
Change in fair value of warrant liability	—	(91)
Change in fair value of derivative liability	(1,057)	(242)
Changes in operating assets and liabilities:
Accounts receivable	461	(79)
Prepaid and other current assets	956	(1,350)
Accounts payable	(102)	(4,273)
Accrued compensation and other accrued liabilities	(60)	1,150
Deferred rent	(19)	41
Deferred revenue	(400)	(1,749)
Net cash flows used in operating activities	(18,472)	(19,118)
Investing Activities
Proceeds from the reverse merger	—	23,931
Proceeds from maturities of investments	10,002	13,823
Purchase of investments	(13,401)	—
Proceeds from sale of NNR assets	1,674	—
Change in restricted cash	(5)	(125)
Proceeds from sale of property and equipment	890	—
Purchases of property and equipment	(468)	(272)
Net cash flows (used in) provided by investing activities	(1,308)	37,357
Financing Activities
Release of restricted cash due to conversion and redemption of redeemable convertible notes	14,330	3,255
Payments for the redemption of redeemable convertible notes	(14,340)	(3,020)
Proceeds from issuance of common stock, net of issuance costs	958	—
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	7,259
Proceeds from issuance of convertible notes to related parties	—	1,888
Repurchase of common stock in connection with equity award assumed	—	(82)
Proceeds from the exercise of common stock options	—	13
Net cash flows provided by financing activities	948	9,313
Net (decrease) increase in cash and cash equivalents	(18,832)	27,552
Cash and cash equivalents at beginning of year	29,096	1,544
Cash and equivalents at end of year	$10,264	$29,096

Supplemental Disclosure of Non-Cash Investing and Financing Information:
Conversion of convertible notes to Series F convertible preferred stock	—	1,511
Conversion of preferred stock warrant liabilities to equity upon reverse merger	—	774
Conversion of preferred stock and warrant liabilities to equity upon reverse merger	—	117,647
Investment securities received from the reverse merger	—	17,223
Redeemable convertible notes assumed upon reverse merger	—	37,073
Conversion of convertible notes to common stock	—	241
Unrealized Gain (Loss) on investments	(2)	1
Embedded derivative related to redeemable convertible notes	—	1,455

The accompanying notes are an integral part of these consolidated financial statements

Catalyst Biosciences, Inc.

Notes to Consolidated Financial Statements

1.	Nature of Operations

Catalyst Biosciences, Inc. (the “Company” or “Catalyst”), is a clinical-stage biotechnology company focused on developing novel medicines to address hematology indications, including the treatment of hemophilia. Its facilities are in South San Francisco, California and it operates in one segment.

On February 10, 2017, the Company effected a reverse stock split of its common stock at a ratio of 1-for-15 (“2017 Reverse Stock Split”). The 2017 Reverse Stock Split was approved by the Company’s stockholders at a special meeting of stockholders held on February 2, 2017. As a result of the 2017 Reverse Stock Split, each 15 pre-split shares of common stock outstanding were automatically combined into one new share of common stock, and the number of outstanding shares of common stock on the date of the split was reduced from approximately 13.0 million shares to approximately 868,000 shares. Unless otherwise specified, all share and per share amounts in these notes and the accompanying consolidated financial statements are reported on a post-stock split basis for all periods presented.

Reverse Merger

Prior to August 20, 2015, the name of the Company was Targacept, Inc. On August 20, 2015, Targacept completed its business combination with Catalyst Bio, Inc. (“Catalyst Bio”) in accordance with the terms of an Agreement and Plan of Merger, dated as of March 5, 2015, as amended on May 6 and May 13, 2015, by and among Targacept, Talos Merger Sub, Inc. (“Merger Sub”) and Catalyst Bio, pursuant to which Merger Sub merged with and into Catalyst Bio, with Catalyst Bio surviving as a wholly-owned subsidiary of Targacept (the “Merger”). Also on August 20, 2015, in connection with, and prior to the completion of, the Merger, Targacept effected a 1-for-7 reverse stock split of its common stock (the “Reverse Stock Split”) and changed its name from Targacept, Inc. to Catalyst Biosciences, Inc. Following the completion of the Merger, the business conducted by the Company became primarily the business conducted by Catalyst Bio described in the paragraph above. We refer in this Annual Report on Form 10-K to the business combination as the “Merger,” to the Company prior to the Merger as “Targacept” and to our subsidiary as “Catalyst Bio,” and discussions of historical results reflect the results of Catalyst Bio prior to the completion of the Merger and do not include the historical results of Targacept prior to the completion of the Merger.

On August 19, 2015, prior to and in connection with the Merger, the Company paid a dividend to the Targacept holders consisting of cash and non-interest bearing redeemable convertible notes (the “Pre-Closing Dividend”), see Note 9 for further detail. In connection with the Pre-Closing Dividend and the reverse-stock split, the Company adjusted the number of shares subject to each outstanding option to purchase its common stock. On August 20, 2015, upon the completion of the Merger, the Company issued shares of its common stock to Catalyst Bio stockholders in exchange for each share of Catalyst Bio common stock outstanding immediately prior to the Merger and assumed all the outstanding options and warrants of Catalyst Bio, with such options and warrants henceforth representing the right to purchase a number of shares of the Company’s common stock. All preferred stock and warrants were converted to common stock and warrants to purchase common stock upon the closing of the Merger.

Liquidity

We had a net loss of $16.9 million for the year ended December 31, 2016 and an accumulated deficit of $148.0 million as of December 31, 2016 and expect to continue to incur losses for the next several years. As of December 31, 2016, we had $17.1 million in cash, cash equivalents and short-term investments, a $16.9 million net loss and $18.5 million cash used in operations. Management believes that the currently available resources, including cash, cash equivalents and short term investments as well as the cash raised from the sale of common stock in January 2017 (see Note 14) and availability under our Capital on Demand Sales Agreement (See Note 14), will provide sufficient funds to enable us to meet its operating plan for at least the next twelve months from the date of this filing.

However, if our anticipated operating results are not achieved in future periods, management believes that planned expenditures can be reduced to extend the time period over which the then-available resources would be able to fund our operations. We plan to continue to fund losses from operations and capital funding needs through future equity and/or debt financings, as well as potential additional asset sales, licensing transactions,

Catalyst Biosciences, Inc.

Notes to Consolidated Financial Statements

collaborations or strategic partnerships with other companies. The sale of additional equity or convertible debt could result in additional dilution to our stockholders. The incurrence of indebtedness would result in debt service obligations and could result in operating and financing covenants that would restrict our operations. We can provide no assurance that financing will be available in the amounts we need or on terms acceptable to us, if at all. If we are not able to secure adequate additional funding we may be forced to delay, make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, and/or suspend or curtail planned programs. Any of these actions could materially harm our business.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation. The Company’s consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”).

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, convertible notes and related warrants up to the date of conversion, common stock and stock-based compensation. The Company bases its estimates on various assumptions that the Company believes to be reasonable under the circumstances. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company invests its excess cash in bank deposits, consisting primarily of money market mutual funds. The Company considers all highly liquid investments with original maturities of three months or less from the date of purchase to be cash equivalents.

Restricted Cash

Restricted cash consists of certain checking, money market and certificate of deposit accounts that are: (i) pledged to or held in a segregated escrow account by the Company’s correspondent banks for the benefit of the holders of the redeemable convertible notes in order to facilitate the payment of the redeemable convertible notes upon redemption or at maturity as discussed in Note 3 - Fair Value Measurements or (ii) pledged as collateral for the Company’s corporate credit card and deposit for its facility lease.

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

Catalyst Biosciences, Inc.

Notes to Consolidated Financial Statements

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

Derivative Liability

The embedded redemption feature in the redeemable convertible notes, which are convertible into shares of the Company’s common stock, is accounted for as a derivative liability at its estimated fair value. The derivative is subject to remeasurement at the end of each reporting period, with changes in fair value recognized as a component of interest and other income, in the consolidated statements of operations. The Company will continue to adjust the liability for changes in fair value until the earlier of the conversion, redemption or maturity of the redeemable convertible notes, as of December 31, 2016 the fair value was immaterial.

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

Catalyst Biosciences, Inc.

Notes to Consolidated Financial Statements

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

Research and Development Expenses

Research and development costs are expensed as incurred. Research and development costs consist of payroll and other personnel-related expenses, laboratory supplies and reagents, contract research and development services, and consulting costs, as well as allocations of facilities and other overhead costs. Under the Company’s collaboration agreements, certain specific expenditures are reimbursed by third parties. During the years ended December 31, 2016 and 2015, the Company recorded a reduction to research and development expenses of $0.1 million and $0.9 million, respectively related to these reimbursements.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, investments and accounts receivable. The Company’s investment policy restricts cash investments to high credit quality, investment grade investments. The Company believes that it has established guidelines for investment of its excess cash that maintain safety and liquidity through its policies on diversification and investment maturity. The Company is exposed to credit risk in the event of default by the institutions holding the cash and cash equivalents to the extent of the amounts recorded on the balance sheets

The Company’s accounts receivable at December 31, 2016 was $0.01 million, due from ISU Abxis. The Company has incurred no credit losses to date. The Company does not require collateral from its collaboration partners.

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

Catalyst Biosciences, Inc.

Notes to Consolidated Financial Statements

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

For a description of the fair value hierarchy and our fair value methodology, see “Note 2 – Summary of Significant Accounting Policies”. As of December 31, 2016 and 2015, the Company’s highly liquid money market funds included within cash equivalents, U.S. government agency securities and restricted cash including deposit in an escrow account are financial assets that are valued using Level 1 inputs. The Company classifies its municipal bonds and corporate notes as Level 2. Level 2 inputs for the valuations are limited to quoted prices for similar assets or liabilities in active markets and inputs other than quoted prices that are observable for the asset or liability. There were no transfers in or out of Level 1 and Level 2 during the periods presented.

Catalyst Biosciences, Inc.

Notes to Consolidated Financial Statements

Liabilities that are measured at fair value consist of the derivative liability and the warrant for convertible preferred stock that utilize Level 3 inputs. There were no transfers in or out of Level 3 during the periods presented.

The following tables present the fair value hierarchy for assets and liabilities measured at fair value on a recurring basis as of December 31, 2016 and 2015 (in thousands):

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds(1)	$10,156	—	—	$10,156
Restricted cash (money market funds)(2)	19,593	—	—	19,593
U.S. government agency securities(3)	6,800	—	—	6,800
Total financial assets	$36,549	$—	$—	$36,549
Financial liabilities:
Derivative liability(4)	—	—	—	$—
Total financial liabilities	$—	$—	$—	$—

(1)	Included in Cash and Cash Equivalents on accompanying consolidated balance sheets.
(2)

$19.4 million of restricted cash serves as full collateral for the redeemable convertible notes and $125,000 of restricted cash serves as collateral for the Company’s corporate credit card and deposit for its facility lease.

(3)	Included in Short Term Investments on accompanying consolidated balance sheets.

	December 31, 2015
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds(1)	$28,927	$—	$—	$28,927
Restricted cash (money market funds)(2)	33,919	—	—	33,919
Municipal bonds(3)	—	296	—	296
Corporate notes(3)	—	3,106	—	3,106
Total financial assets	$62,846	$3,402	$—	$66,248
Financial liabilities:
Derivative liability(4)	$—	$—	$1,156	$1,156
Total financial liabilities	$—	$—	$1,156	$1,156

(1)	Included in Cash and Cash Equivalents on accompanying consolidated balance sheets.
(2)

$33.8 million of restricted cash serves as full collateral for the redeemable convertible notes and $125,000 of restricted cash serves as collateral for the Company’s corporate credit card and deposit for its facility lease.

(3)	Included in Short Term Investments on accompanying consolidated balance sheets.
(4)

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

Catalyst Biosciences, Inc.

Notes to Consolidated Financial Statements

The following table presents the activity for the derivative liability measured at estimated fair value using unobservable inputs for the year ended December 31, 2016 (in thousands):

Derivative Liability
Balance as of December 31, 2015	$1,156
Change in fair value included in interest and other income	(1,057)
Gain on extinguishment of redeemable convertible notes	(99)
Balance as of December 31, 2016	$—

As of December 31, 2016 the fair value of the derivative liability was immaterial. The estimated reporting date fair value-based measurement of the derivative liability was calculated using the Black-Scholes valuation model, based on the following weighted-average assumptions for the year ended December 31, 2016:

	As of December 31,
	2016	2015
Expected term	1.01	2.00
Expected volatility	80.6%	81.7%
Risk-free interest rate	1.20%	1.06%
Expected dividend yield	0%	0%

4.	Financial Instruments

Cash equivalents, restricted cash and short-term and long-term investments, all of which are classified as available-for-sale securities, consisted of the following (in thousands):

December 31, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$10,156	$—	$—	$10,156
Restricted cash (money market funds)	19,593	—	—	19,593
U.S. government agency securities	6,802	—	(2)	6,800
Total financial assets	$36,551	$—	$(2)	$36,549
Classified as:
Cash and cash equivalents				$10,156
Restricted cash (money market funds)				19,593
Short-term investments				6,800
				$36,549

December 31, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$28,927	$—	$—	$28,927
Restricted cash (money market funds)	33,919	—	—	33,919
Municipal bonds	295	1	—	296
Corporate notes	3,106	1	(1)	3,106
Total financial assets	$66,247	$2	$(1)	$66,248
Classified as:
Cash and cash equivalents				$28,927
Restricted cash (money market funds)				33,919
Short-term investments				3,402
				$66,248

Catalyst Biosciences, Inc.

Notes to Consolidated Financial Statements

As of December 31, 2016, the remaining contractual maturities of available-for-sale securities was less than one year. There have been no significant realized gains or losses on available-for-sale securities for the periods presented. The carrying amounts of cash, accounts receivable and accounts payable approximate fair values due to the short-term maturity of these instruments.

5.	Restructuring Actions

In September 2016, the Company announced a reduction in workforce of 10 employees, or approximately 50% of the company’s workforce, consistent with a revised strategic plan to reallocate our resources to our hemostasis programs, including our highly potent next-generation Factor VIIa variant marzeptacog alfa (activated), and our highly potent next-generation Factor IX CB 2679d/ISU304. The principal objective of the 2016 Restructuring was to enable the Company to focus its efforts and resources on advancing marzeptacog alfa (activated), and CB 2679d/ISU304, through Phase 2/3 and Phase 1/2 clinical trials, respectively.

For the years ended December 31, 2016 and 2015, the Company recorded restructuring charges of $1.0 million and $0, respectively, in R&D expense, due primarily to $0.9 million employee severance and benefits, and $0.1 million for legal and facility expenses. The restructuring balance was fully paid by December 31, 2016. In connection with the restructuring, the Company received proceeds on the sale of equipment of $0.9 million resulting in a gain of $0.6 million which is reported in interest and other income. There were no such proceeds during 2015.

6.	Property and Equipment

Property and equipment consisted of the following (in thousands):

	Year Ended December 31,
	2016	2015
Laboratory and office equipment	$—	$4,458
Furniture	317	321
Leasehold improvements	1,613	1,591
Computer equipment	230	21
Software	144	8
	2,304	6,399
Less accumulated depreciation and amortization	(1,860)	(5,701)
Property and equipment, net	$444	$698

Property and equipment depreciation and amortization expense for the years ended December 31, 2016 and 2015 was $0.4 million and $0.5 million, respectively.

In connection with the Restructuring, the amount recorded as a restructuring charge for asset impairment, as presented in “Note 5 -Restructuring Actions,” was net of the gain on the sale of such assets. In 2016, the net gain on the sale of equipment was $0.6 million. There were no such gains in 2015.

Catalyst Biosciences, Inc.

Notes to Consolidated Financial Statements

7.       Commitments and Contingencies

Operating Leases

The Company leases office and research space under operating leases that expire in February 2018. As a result of the Restructuring, we exited certain facilities in South San Francisco.

The Company’s rental expense under its operating leases was $0.7 million in each of the years ended December 31, 2016 and 2015.

Future minimum lease payments under all non-cancelable operating leases at December 31, 2016, were as follows (in thousands):

2017	745
2018	125
Total future minimum lease payments	870

Manufacturing Agreements

On May 20, 2016, the Company signed a development and manufacturing services agreement with CMC ICOS Biologics, Inc. (“CMC”), pursuant to which CMC will conduct manufacturing development and, upon successful development of the manufacturing process, manufacture the Company’s next-generation Factor VIIa variant marzeptacog alfa (activated) that the Company intends to use in its clinical trials. The Company has agreed to a total of $3.8 million in payments to CMC pursuant to the initial statement of work under the Agreement, subject to completion of applicable work stages. As of December 31, 2016, the Company is obligated for $3.3 million in payments to CMC remaining under the agreement.

License Agreement Obligations

Under its technology license agreements to acquire certain technology rights, the Company has an obligation to pay minimum fees and then royalties based upon a percentage of any net sales of licensed products. License fees payable under the technology license agreements are $0.1 million in 2013 and each year thereafter until royalties commence. The technology license agreements also provide for future payments to be made by the Company upon the achievement of development milestones or cumulative sales milestones. Pursuant to the license and collaboration agreement with ISU Abxis (see Note 12 - Collaborations), the Company may be obligated to pay ISU Abxis up to $2.0 million in potential milestone payments. At December 31, 2016, no such milestones have been achieved. Under its agreement with Pfizer, which terminated as of June 2015 and was finalized as of December 2016, the Company may be obligated to make milestone and royalty payments to Pfizer up to $17.5 million payable upon the achievement of clinical, regulatory and commercial milestones. Following commercialization of any Product, Pfizer would also receive a single-digit royalty on net Product sales on a country-by-country basis for a predefined royalty term.

8.	Convertible Notes – Related Parties

In May and June 2015, Catalyst Bio issued and sold convertible promissory notes in a series of closings in the aggregate principal amount of $1.9 million to existing stockholders, together with warrants to purchase shares of either the Catalyst Bio’s Series E preferred stock or the capital stock issued during the next financing. The convertible promissory notes accrued interest at a rate of 12% per annum and were to mature one year from the date of issuance.

As part of the debt financing, Catalyst Bio also issued and sold to each investor purchasing a convertible promissory note a warrant to purchase equity securities of the same type that the principal amount of the convertible promissory note issued to such investor converts into.

In conjunction with the second closing in June 2015 of the Series F convertible preferred stock financing, Catalyst Bio and the majority holders of the notes, amended the notes such that the closing constituted a qualified financing. Accordingly, the total outstanding principal amount of the notes of $1.9 million and all unpaid accrued interest of $0.03 million, were converted into 1,511,723 shares of Series F convertible

Catalyst Biosciences, Inc.

Notes to Consolidated Financial Statements

preferred stock, and warrants for the purchase of 372,045 shares of Series F convertible preferred stock were issued to the note holders in connection with the conversion of the notes to Series F convertible preferred stock. All preferred stock and warrants were converted to common stock and warrants to purchase common stock upon the closing of the Merger.

For the years ended December 31, 2016 and 2015, the Company recognized interest expense of $0 and $1.5 million related to the accrued interest and amortization of the debt discount.

All outstanding shares of Catalyst Bio’s convertible preferred stock and warrants to purchase convertible preferred stock were converted into shares of the Company’s common stock and warrants to purchase common stock upon completion of the Merger.

9.	Redeemable Convertible Notes

On August 19, 2015, immediately prior to the Merger, the Company issued to Targacept stockholders non-interest bearing redeemable convertible notes (the “Notes”) in the aggregate principal amount of $37.0 million. The Notes do not bear interest. The principal amount of the Notes are convertible, at the option of each noteholder, into cash or into shares of the Company’s common stock at a conversion rate of $137.85 per share, and are payable in cash, if not previously redeemed or converted, at maturity on February 19, 2018, the 30-month anniversary of the closing of the issuance of the Notes.

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

Holders of the Notes may submit conversion notices, which are irrevocable, instructing the trustee to convert such Notes into shares of common stock at a conversion price of $137.85 per share. Following each conversion date, the Company will issue the number of whole shares of common stock issuable upon conversion as promptly as practicable (and in any event within 10 business days). The trustee will in turn release to the Company the respective amount of restricted cash to cover the stock issuance.

The conversion to common stock feature of the Notes was determined to be a derivative liability requiring bifurcation and separate accounting. The fair value of such conversion feature at issuance was determined to be $1.5 million. The bifurcation of the derivative liability from the estimated fair value of the Notes of $37.1 million at issuance resulted in a debt discount of $1.4 million. The Company elected to accrete the entire debt discount as interest expense immediately after the Merger. In addition, changes in the fair value of the derivative liability are being recorded within interest and other income in the consolidated statements of operations. The Company remeasures the derivative liability to fair value until the earlier of the conversion, redemption or maturity of the redeemable convertible notes.

For the year ended December 31, 2016 and 2015, the Company recognized interest expense of $0 and $1.4 million related to the amortization of the debt discount within interest expense on the Company’s consolidated statement of operations as the redeemable convertible notes are immediately fully redeemable at the option of the holders.

As of December 31, 2016, $17.3 million of the Notes were redeemed and $0.3 million of the Notes were converted into common stock. The Company recognized $0.1 million of gain on the extinguishment of Notes upon the redemption of the Notes during the year ended December 31, 2016.

Catalyst Biosciences, Inc.

Notes to Consolidated Financial Statements

10.	Stock Based Compensation

The Company assumed all of the outstanding options under Catalyst Bio’s 2004 Stock Plan (the “Catalyst Plan”) and all of the standalone options of Catalyst Bio that were not issued under the Catalyst Plan, in each case whether or not vested, outstanding immediately prior to the Merger, with such options henceforth representing the right to purchase that number of shares of the Company’s common stock equal to 0.0382 multiplied by the number of shares of Catalyst Bio common stock previously represented by such options. For accounting purposes, however, the Company is instead deemed to have assumed all of the options under the Targacept, Inc. 2000 Equity Incentive Plan and the 2006 Stock Incentive Plan and all of the standalone options of Targacept that were not issued under such plans outstanding immediately prior to the Merger (such plans and options, together with the Catalyst Plan and the standalone Catalyst options, the “Plans”), in addition to the Company’s 2015 Stock Incentive Plan (as subsequently amended and restated).

Total stock-based compensation recognized was as follows (in thousands):

	Year Ended December 31,
	2016	2015
Research and development	$185	$95
General and administrative	450	231
Total stock-based compensation	$635	$326

Valuation Assumptions

The Company estimated the fair value of stock options granted using the Black-Scholes option-pricing formula and a single option award approach. This fair value is being amortized ratably over the requisite service periods of the awards, which is generally the vesting period. The fair value of employee stock options was estimated using the following weighted-average assumptions for the years ended December 31, 2016 and 2015:

	Year Ended December 31,
	2016	2015
Expected term	6.14 years	5.56 years
Expected volatility	76.59%	68.64%
Risk-free interest rate	1.53%	1.34%
Expected dividend yield	0%	0%

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

Catalyst Biosciences, Inc.

Notes to Consolidated Financial Statements

The following table summarizes stock option activity under the plans and related information:

	Number of Shares Underlying Outstanding Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (thousands)
Outstanding — December 31, 2014	16,683	$134.40	5.51
Options assumed in merger(1)	94,721	$227.40	4.01
Options granted	45,039	$44.70	9.81
Options exercised	(254)	$50.70
Options forfeited	(2,436)	$127.20
Options canceled	(7,119)	$708.00
Outstanding — December 31, 2015	146,634	$147.45	5.51	15,524.91
Options granted	14,706	$23.70		—
Fractional shares written off in connection with the merger(1)	(4)	$—
Options canceled	(13,773)	259.05
Options forfeited	(6,573)	$64.95
Outstanding — December 31, 2016	140,990	$128.25	3.93	—
Exercisable — December 31, 2016	106,472	$152.70	2.28	—
Vested and expected to vest — December 31, 2016	68,977	$74.70	7.09	—
Shares Available to be granted — December 31, 2016	85,849

(1)

In connection with the merger, the Company assumed stock options covering an aggregate of 94,721 shares of common stock. The company also assumed 190 shares of Restricted Stock Awards which vested in two equal annual installments beginning on December 31, 2015 and fully vesting on December 31, 2016 and excludes 4 aggregate fractional shares written off as a result of the conversion ratio applied to options assumed in the merger. Total stock based compensation related to these restricted stock awards was $0.02 million for year ended December 31, 2016.

As of December 31, 2016, 85,849 shares of common stock were available for future grant, 140,990 options to purchase shares of common stock were outstanding under the 2015 Stock Plan, as amended, and the Company had unrecognized employee stock-based compensation expense of $1.0 million, related to unvested stock awards, which is expected to be recognized over an estimated weighted-average period of 2.57 years.

Options Granted to Nonemployees

During the years ended December 31, 2016 and 2015, options to purchase 800 and 1,317 shares, respectively, of common stock were issued to consultants that vest over one to four years with a weighted-average exercise price of $20.40 and $97.80 per share, respectively. During the years ended December 31, 2016, and 2015, the Company recorded stock-based compensation expense attributable to these nonemployee stock awards of $0.05 million and $0.04 million, respectively.

The estimated grant-date fair values of the nonemployee stock options were determined using the Black-Scholes valuation model and the following assumptions:

	Year Ended December 31,
	2016	2015
Non-Employee Stock Options:
Risk-free interest rate	2.39%	1.30%
Expected term (in years)	9.74	5.64
Dividend yield	—	—
Volatility	101.12%	69.98%

Catalyst Biosciences, Inc.

Notes to Consolidated Financial Statements

11.	Income Taxes

The Company has incurred cumulative operating losses since inception and, consequently, has not recorded any income tax expense for the years ended December 31, 2016 and 2015 due to its net operating loss position.

The reconciliation of the federal statutory income tax rate to the Company’s effective tax rate for the years ended December 31, 2016 and 2015 are as follows:

	Year Ended December 31,
	2016	2015
Tax at statutory federal rate	34.00%	34.00%
State Tax (benefit)—net of federal benefit	1.12%	1.33%
Permanent differences	7.95%	-8.00%
R&D Credits	3.16%	11.59%
Derecognition due to Sec. 382 and 383 Limitations	0.00%	-240.87%
Change in Valuation Allowance	-46.66%	204.17%
Other	0.43%	-2.22%
Effective tax rate	—	—

Significant components of the Company’s deferred tax assets as of December 31, 2016 and 2015 consist of the following (in thousands):

	Year Ended December 31,
	2016	2015
Deferred tax assets:
Accruals and reserves	$1,137	$1,285
Net Operating Loss Carry forwards	25,944	17,650
R&D Tax Credit Carry forwards	3,174	2,625
Fixed and intangible assets	114	95
Valuation Allowance	(30,369)	(21,655)
Net deferred tax assets:	—	—

Based on the available objective evidence at December 31, 2016, the Company does not believe it is more likely than not that the net deferred tax assets will be realizable. Accordingly, the Company has provided a full valuation allowance against its net deferred tax assets at December 31, 2016 and 2015.

As of December 31, 2016, after consideration of certain limitations (see below), the Company had approximately $68.3 million federal and $46.6 million state net operating loss carry forwards (“NOL”) available to reduce future taxable income which, if unused, will begin to expire in 2025 for federal and 2017 for state tax purposes.

As of December 31, 2016, the Company also had tax credit carry forwards available to offset future tax liabilities of approximately $0.5 million for federal and $5.6 million for state. The federal tax credit will begin to expire in 2024 and the state tax credit does not expire.

If the Company experiences a greater than 50 percentage point aggregate change in ownership over a three-year period (a Section 382 ownership change), utilization of its pre-change NOL carry forwards are subject to annual limitation under Section 382 of the Internal Revenue Code (California has similar provisions). The annual limitation is determined by multiplying the value of the Company’s stock at the time of such ownership change by the applicable long-term tax-exempt rate. Such limitations may result in expiration of a portion of the NOL carry forwards before utilization. The Company has determined that ownership changes occurred on December 31, 2007 and August 20, 2015. Approximately $76.3 million and $56.1 million of the NOLs will expire unutilized for federal and California purposes, respectively. The Company has derecognized NOL related deferred tax assets in the tax affected amounts of $25.9 million and $3.3 million for federal and California purposes, respectively.

Catalyst Biosciences, Inc.

Notes to Consolidated Financial Statements

All of the federal R&D credits could expire unutilized as well, whereas none of the California R&D credits are subject to expiration. Approximately $5.6 million of gross federal R&D credit-related deferred tax assets were derecognized due to the Section 383 limitation. The ability of the Company to use its remaining NOL carry forwards may be further limited if the Company experiences a Section 382 ownership change as a result of future changes in its stock ownership.

Accounting for Uncertainty in Income Taxes

The Company only recognizes tax benefits if it is more likely than not that they will be sustained upon audit by the relevant tax authority based upon their technical merits. An uncertain tax position will not be recognized if it has less than a 50% likelihood of being sustained.

The Company had approximately $1.5 million and $1.3 million of unrecognized tax benefits as of both December 31, 2016 and 2015. As the Company has a full valuation allowance on its deferred tax assets, the unrecognized tax benefits have reduced the deferred tax assets and the valuation allowance in the same amount. The Company does not expect the amount of unrecognized tax benefits to materially change in the next twelve months. A reconciliation of the beginning and ending balance of the unrecognized tax benefits is as follows (in thousands):

Beginning Balance at January 1, 2015	$2,570
Increase/(Decrease) of unrecognized tax benefits taken in prior years	(1,347)
Increase/(Decrease) of unrecognized tax benefits related to current year	91
Ending Balance at December 31, 2015	$1,314

Beginning Balance at January 1, 2016	$1,314
Increase/(Decrease) of unrecognized tax benefits taken in prior years	6
Increase/(Decrease) of unrecognized tax benefits related to current year	219
Ending Balance at December 31, 2016	$1,539

Interest and penalty related to unrecognized tax benefits would be included as income tax expense in the Company’s consolidated statements of operations. As of December 31, 2016 and 2015, the Company had not recognized any tax-related penalties or interest in its consolidated financial statements.

The Company files income tax returns in the United States and California. The Company is not currently under examination by income tax authorities in federal, state or other jurisdictions. As of December 31, 2016 and 2015, the Company had no uncertain tax positions which affected its financial position and its results of operations or its cash flow, and will continue to evaluate for uncertain positions in the future. The Company is subject to United States federal and state income tax examinations by authorities for all tax years due to accumulated net operating losses that are being carried forward for tax purposes.

12.	Collaborations

Pfizer

On August 20, 2013 the Company and Pfizer signed an amendment to the Factor VIIa collaboration agreement in which the companies agreed to provide specific mutual releases and covenants and modify certain milestone payment schedules in the agreement. Per the amendment, Pfizer agreed to make two non-refundable $1.5 million annual license maintenance payments to the Company, payable on August 1, 2014 and 2013. The annual license maintenance payments received were being amortized to contract revenue over the estimated expected performance period under the arrangement, which the Company estimated was to end August 1, 2015.

On April 2, 2015, Pfizer notified the Company that it was exercising its right to terminate the research and license agreement effective June 1, 2015. The termination became effective 60 days after the Company’s

Catalyst Biosciences, Inc.

Notes to Consolidated Financial Statements

receipt of the termination notice. On June 1, 2015, the license and certain rights under the research and license agreement terminated and reverted to the Company. The Company plans to continue clinical development of this product candidate. The Company revised the expected period of performance to end on June 1, 2015, which was the effective termination of all performance obligations of the Company under the research and license agreement. Accordingly, all deferred revenue was recognized through June 1, 2015.

Contract revenue related to the agreement with Pfizer was $0 and $1.3 million during the years ended December 31, 2016 and 2015, respectively. The deferred revenue balance related to the Pfizer collaboration was zero as of both December 31, 2016 and 2015.

On December 8, 2016, the Company signed an agreement with Pfizer pursuant to which the parties terminated the research and license agreement that was signed on June 29, 2009. Pursuant to the new agreement, Pfizer granted the Company an exclusive license to Pfizer’s proprietary rights for manufacturing and processes that apply to Factor VIIa variants, CB 813a (marzeptacog alfa (activated)). Pfizer has also transferred and will transfer to the Company documentation related to the development, manufacturing and testing of the Products, including the Investigational New Drug (“IND”) application as well as the orphan drug designation.

As part of the new agreement, the Company agreed to make contingent cash payments to Pfizer in an aggregate amount equal to up to $17.5 million, payable upon the achievement of clinical, regulatory and commercial milestones. Following commercialization of any covered product, Pfizer would also receive a single-digit royalty on net product sales on a country-by-country basis for a predefined royalty term.

ISU Abxis

On June 16, 2013, the Company signed a license and collaboration agreement with ISU Abxis, whereby the Company licensed its proprietary human Factor IX products to ISU Abxis for initial development in South Korea. Under the terms of the agreement, ISU Abxis is responsible for development and manufacturing of the licensed products through Phase 1/2 clinical trials. Until the completion of Phase 1/2 development, ISU Abxis also has a right of first refusal with respect to commercialization rights for the licensed products in South Korea. The Company has the sole rights and responsibility for worldwide development, manufacture and commercialization of Factor IX products after Phase 1/2 development, unless ISU Abxis has exercised its right of first refusal regarding commercialization rights in South Korea, in which case the Company’s rights are in the entire world excluding South Korea. ISU’s rights will also terminate if the Company enters into a license agreement with another party to develop, manufacture and commercialize Factor IX products in at least two major market territories.

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

Contract revenue of $0.4 million and $0.4 million for the years ended December 31, 2016 and 2015, respectively, reflected the amortization of the up-front fee over the estimated period of the Company’s performance obligations under the agreement, which was assessed to be four years beginning in September 2013 when the agreement was executed. The deferred revenue balance related to the ISU Abxis collaboration was $0.3 million and $0.7 million as of December 31, 2016 and 2015, respectively.

Catalyst Biosciences, Inc.

Notes to Consolidated Financial Statements

13.	Interest and Other Income

The following table shows the detail of other income, net for the years ended December 31, 2016 and 2015 (in thousands):

	Year Ended December 31,
	2016	2015
Gain on sale of NNR assets	$1,674	$—
Change in derivative liability	1,156	387
Gain on sale of fixed assets	557	—
Other Income, net	86	131
Total Other Income, net	$3,473	$518

14.	Common Stock

On March 16, 2016, the Company signed a Capital on DemandTM Sales Agreement with JonesTrading Institutional Services LLC (“JonesTrading”). In accordance with the terms of the sales agreement, the Company may offer and sell shares of its common stock having an aggregate offering price up to $6.5 million, subject to certain limitations, from time to time in one or more public offerings of the Company’s common stock, with JonesTrading acting as agent, in transactions pursuant to a shelf registration statement that was declared effective by the SEC on April 28, 2016.

For the year ended December 31, 2016, the Company sold 39,743 shares of common stock in the open market at a weighted-average selling price of $25.08 per share, for net proceeds (net of commissions) of $1.0 million in the Capital on DemandTM program.

For the year ended December 31, 2016, the Company expensed approximately $0.1 million of costs for the offering, excluding JonesTrading commissions. The Company charged $0.03 million of these costs against additional paid-in capital for the year ended December 31, 2016.

As of February 28, 2017, the Company had up to $3.6 million of common stock available for sale under the Controlled Equity OfferingTM program.

15.	Net Loss per Common Share

The following table sets forth the computation of the basic and diluted net loss per common share during the years ended December 31, 2016 and 2015 (in thousands, except share and per share data):

	Year Ended December 31,
	2016	2015
Net loss, basic and diluted	$(16,945)	$(14,762)
Weighted-average number of shares used in computing net loss per share, basic and diluted	779,166	295,272
Net loss per share, basic and diluted	$(21.75)	$(49.99)

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

	Year Ended December 31,
	2016	2015
Options to purchase common stock	140,990	146,726
Common stock warrants	12,063	12,063
Redeemable convertible notes	140,743	244,783
Total	293,796	403,572

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

Item 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal controls over financial reporting (as such item is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our fiscal year ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Management Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control over financial reporting was designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published consolidated financial statements. Internal control over financial reporting is promulgated under the Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting, no matter how well designed, has inherent limitations and may not prevent or detect misstatements. Therefore, even effective internal control over financial reporting can only provide reasonable assurance with respect to the financial statement preparation and presentation.

Our management has conducted, with the participation of our CEO and CFO, an assessment, including testing of the effectiveness, of our internal control over financial reporting as of December 31, 2016. Management’s assessment of internal control over financial reporting was based on assessment criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on such evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2016.

Item 9B.	Other Information

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors

The members of our Board of Directors as of February 28, 2017, their class, positions and their respective ages on that date are:

Name	Age	Class	Position
Nassim Usman, Ph.D.	57	III	President and Chief Executive Officer
Harold E. Selick, Ph.D.	63	III	Chairman of the Board, Compensation Committee Chair and Governance and Nominating Committee Member
Jeff Himawan, Ph.D.	52	II	Compensation Committee and Audit Committee Member
John P. Richard	59	II	Audit Committee Member and Governance and Nominating Committee Chair
Errol B. De Souza, Ph.D.	63	III	Governance and Nominating Committee, Compensation Committee Member and Science and Technology Committee Chair
Stephen A. Hill, M.D.	58	I	Science and Technology Committee Member
Augustine Lawlor	61	I	Audit Committee Chair

Nassim Usman, Ph.D. served as Chief Executive Officer and a member of the board of directors of Catalyst Bio from February 2006 until the completion of the merger in August 2015. Since the merger, Dr. Usman has served as our President and Chief Executive Officer and as a Class III director. Dr. Usman joined Catalyst Bio from Morgenthaler Ventures, where he is currently a Venture Partner. Prior to joining Morgenthaler in 2005, he was Senior Vice President and Chief Operating Officer at Sirna Therapeutics Inc., which was subsequently acquired by Merck, from 2004 to 2005, and held various R&D positions at both Sirna and Ribozyme Pharmaceuticals, including Vice President of R&D and Chief Science Officer, from 1992 to 2004. During his industrial career, Dr. Usman has overseen the entry of several drugs into clinical development, completion of multiple licensing deals with pharmaceutical and biotechnology companies and raised capital in both private and public financings. Prior to moving into the private sector in 1992, Dr. Usman was an NIH Fogarty and NSERC Postdoctoral Fellow and Scientist in the Departments of Biology and Chemistry at the Massachusetts Institute of Technology from 1987 to 1992. He has authored more than 70 scientific articles and is the named inventor in 130 issued patents and patent applications. Dr. Usman serves on the boards of directors of Mosaic Biosciences and Principia Biopharma, is a past director of Osprey Pharmaceuticals, Archemix Corporation and Atugen AG (now Silence Therapeutics) and served on the science advisory boards of RXi Pharmaceuticals and Noxxon Pharma AG. He received his B.Sc. (Honours) and Ph.D. in Organic Chemistry from McGill University. In his doctoral dissertation, he developed a method for the solid-phase synthesis of RNA that is widely used in science and in a marketed RNA product (Macugen™).

Dr. Usman’s role as our President and Chief Executive Officer, his prior role as Catalyst Bio’s Chief Executive Officer, his prior board service, and extensive experience and innovations in the field of biotechnology, particularly with companies engaged in clinical drug development, enable him to bring a unique perspective to the Board. In addition, Dr. Usman’s academic expertise and accomplishments provide the Board with in-depth product and field knowledge.

Harold E. “Barry” Selick, Ph.D. served as a member of the board of directors of Catalyst Bio from 2003 until the completion of the merger in August 2015, and as Chairman of the Catalyst Bio board of directors from 2006 until the completion of the merger. Following the merger, Dr. Selick was appointed our Chairman of the Board and a Class III director. Dr. Selick also serves as Chief Executive Officer and a member of the Board of Directors of Threshold Pharmaceuticals since joining in June 2002. From June 2002 to July 2007, he was a Venture Partner of Sofinnova Ventures, Inc., a venture capital firm. From January 1999 to April 2002, Dr. Selick was Chief Executive Officer of Camitro Corporation, a biotechnology company located in Menlo Park, CA, as well as founder and Chairman of Camitro UK, Ltd., a wholly-owned subsidiary of Camitro Corporation located in Cambridge, UK. Prior to Camitro, Dr. Selick was at Affymax Research Institute, most recently as Vice President of Research, where he directed activities in combinatorial chemistry-based drug discovery and technology development. Dr. Selick was a successful bench scientist and one of the earliest employees of Protein Design Labs, where he co-invented the technology underlying the creation of fully humanized antibody therapeutics and applied that technology to PDL’s first product, Zenapax, which was developed and commercialized by Roche for the prevention of kidney transplant rejection. He has been a director of the Nasdaq-listed PDL Biopharma, Inc. since 2009, most recently as Lead Director. He also currently serves as the Chairman of the Board of Directors of the Nasdaq-listed company Protagonist Therapeutics, Inc., and is a director of the privately held Amunix Operating Inc., all biotechnology companies. He was a Damon Runyon-Walter Winchell Cancer Fund Fellow and an American Cancer Society Senior Fellow at the University of California, San Francisco. Dr. Selick received his B.A. and Ph.D. degrees from the University of Pennsylvania.

Dr. Selick’s qualifications to sit on the Board include his years of leadership in the biotechnology industry, his considerable studies in the field, and his continued service leading the boards of directors of both private and public companies.

Errol B. De Souza, Ph.D. served as a member of the board of directors of Targacept from January 2004 until the completion of the merger in August 2015. Since the completion of the merger, Dr. De Souza has served on our Board as a Class III director. Dr. De Souza is currently President, CEO and a member of the Board of Directors of Neuropore Therapies, Inc. a privately held biotechnology company. From March 2010 until January 2016, Dr. De Souza served as President and Chief Executive Officer of Biodel Inc., a specialty pharmaceutical company. From April 2009 to March 2010, Dr. De Souza was a pharmaceutical and biotechnology consultant. From April 2003 to March 2009, he served as President and Chief Executive Officer of Archemix Corporation, a privately held biopharmaceutical company. Dr. De Souza currently serves as Chairman of the board of directors of the publicly-traded company Bionomics Ltd. Within the past five years, he served on the board of directors of each of the publicly-traded companies Biodel, Inc., IDEXX Laboratories, Inc. and Palatin Technologies, Inc. Dr. De Souza brings to the Board substantial experience as an executive in the pharmaceutical industry, having served as President and Chief Executive Officer of Synaptic Pharmaceutical Corp. until its sale to H. Lundbeck A/S, in addition to Biodel and Archemix. Over Dr. De Souza’s career, he has also served in a number of high-ranking research and development roles, including Senior Vice President and Head of Global Lead Generation for Hoechst Marion Roussel and Senior Vice President and U.S. head of drug innovation and approval following that company’s merger with Rhône-Poulenc to form Aventis (now Sanofi-Aventis) and Co-Founder, Executive Vice President of Research and Development and Director at Neurocrine Biosciences, Inc.

We believe that these experiences, together with his service as a director for other biopharmaceutical companies, will enable Dr. De Souza to contribute valuable insight to the Board regarding pharmaceutical portfolio development and management from both large company and emerging company perspectives.

Jeff Himawan, Ph.D. served as a member of the board of directors of Catalyst Bio from December 2008 until the completion of the merger in August 2015. Since the merger, Dr. Himawan has served as a member of the Board as a Class II director. Dr. Himawan is a Managing Director at Essex Woodlands Health Ventures, a healthcare focused venture capital firm, where he previously served as a Partner from 2001 to 2004 and as an Adjunct Partner from 1999 to 2001. He has over 20 years of experience as a scientist, entrepreneur and venture capitalist. Dr. Himawan was a co-founder and Managing Director of Seed-One Ventures, LLC, a venture capital firm that specializes in the initial formation, financing and early operational development of technology-based companies, from 1996 to 2001. From 1983 to 1996, Dr. Himawan was a scientist in academic and industrial settings. He currently serves as a director of MediciNova and Horizon Pharma, two publicly traded companies, as well as Light Sciences Oncology. He has previously served as a director of Iomai, a publicly traded company, as well as Complete Genomics, OMT Therapeutics, Ception Therapeutics and Symphogen. Dr. Himawan received his B.S. from Massachusetts Institute of Technology and his Ph.D. from Harvard University.

We believe Dr. Himawan’s extensive experience in the biotechnology industry, considerable service on both public and private boards of directors, and background in corporate finance and raising capital will enable him to contribute important strategic insight to the Board.

John P. Richard served as a member of the board of directors of Targacept from November 2002 until the completion of the merger in August 2015, and he served as Chairman of the Board of Directors of Targacept from January 2014 until the completion of the merger. Since the merger, Mr. Richard has served as a member of the Board as a Class II director. Mr. Richard is the co-founder and head of corporate development at Mereo BioPharma Group plc., and has served as a non-executive director for the life science investment firm Phase4 Partners since March 2011, and has previously served as an Operating Partner and Venture Partner at Phase4 Partners. From 2005 until 2015 he was also a Managing Director of Georgia Venture Partners, a seed venture capital firm that focuses on the biotechnology industry. In addition, Mr. Richard has served as a senior business advisor to a number of biotechnology companies as well as a consultant to portfolio companies of Georgia Venture Partners and Phase4 Ventures. Mr. Richard has been a director of the publicly-traded company Aviragen Therapeutics, Inc. (formerly Biota Pharmaceuticals, Inc.) since August 2013. Mr. Richard brings to the Board extensive business development experience, having led that function at three separate life science companies and played a primary role in establishing numerous pharmaceutical alliances.

In addition, we believe the breadth of Mr. Richard’s current roles will enable him to view issues that the combined company faces from a variety of perspectives, including as an executive, investor, director and business development professional.

Stephen A. Hill, M.D. served as President and Chief Executive Officer and a member of the board of directors of Targacept from December 2012 until the completion of the merger in August 2015. Since the merger, Dr. Hill has continued to serve on our Board as a Class I director, and in August 2015 Dr. Hill joined Faraday Pharmaceuticals as Chief Executive Officer. From May 2012 to November 2012, Dr. Hill served as President and Chief Executive Officer of QUE Oncology, a start-up biotechnology company, and, from March 2011 to December 2011, he served as President and Chief Executive Officer of 21st Century Biodefense, Inc., a biodefense company. From April 2008 until its acquisition in December 2010, he served as President and Chief Executive Officer of Solvay Pharmaceuticals, Inc., a pharmaceutical company. Prior to Solvay, he served as President, Chief Executive Officer and director of ArQule, Inc., a pharmaceutical company, from April 1999 to March 2008. Dr. Hill is a member of the board of directors of the publicly traded companies Cellectar Biosciences, Inc. (formerly Novelos Therapeutics, Inc.) and Lipocine, Inc. and the private company Faraday Pharmaceuticals. Dr. Hill brings to the Board extensive experience across a range of senior management positions with both pharmaceutical and biotechnology companies. Prior to Solvay and ArQule, Dr. Hill held several leadership positions with F. Hoffmann-La Roche Ltd., including Global Head of Clinical Development, and served for seven years with the National Health Service in the United Kingdom in General and Orthopedic Surgery.

Dr. Hill’s prior service as Targacept’s Chief Executive Officer, together with his breadth of experience with pharmaceutical and biotechnology companies, make him uniquely suited to serve on the Board.

Augustine Lawlor served as a member of the board of directors of Catalyst Bio from February 2006 until the completion of the merger in August 2015. Since the merger, Mr. Lawlor has served on our Board as a Class I director. Since 2015, Mr. Lawlor has served as Chief Operating Officer of Leap Therapeutics, Inc. a Nasdaq-listed oncology company. He has been a Managing Director of HealthCare Ventures since 2000. From 1997 to 2000, he served as Chief Operating Officer of LeukoSite, Inc., a HealthCare Ventures III, IV and V company. Prior to joining LeukoSite, Mr. Lawlor was Chief Financial Officer and Vice President of Corporate Development for Alpha-Beta Technology. He has held similar positions at both BioSurface Technology and Armstrong Pharmaceuticals. Mr. Lawlor was previously a management consultant with KPMG. He is currently a director of biopharmaceutical companies Cardiovascular Systems, Inc., which is listed on Nasdaq, and Mosaic Biosciences, Inc. Mr. Lawlor has previously served as a director of Human Genome Sciences, which has since been acquired by GlaxoSmithKline and Replidyne, Inc. Mr. Lawlor received his Master’s in Public and Private Management from Yale University.

Mr. Lawlor brings an important insight and knowledge to the Board based on his experience as a successful venture capitalist, service on the boards of public and private companies, and roles in commercial and business development in the pharmaceutical and biotechnology industries.

Executive Officers

Our executive officers as of February 28 2017, their positions and their respective ages on that date are:

Name	Age	Position
Nassim Usman, Ph.D.	57	President and Chief Executive Officer
Fletcher Payne	54	Chief Financial Officer
Howard Levy, M.B.B.Ch., Ph.D., M.M.M	62	Chief Medical Officer

Our executive officers serve at the discretion of the board of directors, subject to rights, if any, under contracts of employment. There are no family relationships among any of our current directors and executive officers. Biographical information for Dr. Usman is provided above under the heading “Board of Directors.”

Fletcher Payne served as Catalyst Bio’s Chief Financial Officer from January 2015 until the completion of the merger in August 2015. Since the merger, Mr. Payne has served as our Chief Financial Officer. Mr. Payne joined Catalyst Bio in a consulting capacity through Danforth Advisors LLC, where he worked as a consultant, until April 2015, when he became a Catalyst Bio employee. He has been a consulting Chief Financial Officer of CFP Advisory since November 2011, and from September 2008 to November 2011, Mr. Payne served as Chief Financial Officer of Pathwork Diagnostics. Mr. Payne has also served in senior financial positions at CytomX Therapeutics, Plexxikon Inc., Rinat Neuroscience Corporation, Dynavax Technologies Corporation, Cell Genesys, Abgenix, Sun Micro Systems, and IBM. Mr. Payne has over 20 years of experience helping life science companies achieve their business goals. His life science experience includes successful start-ups, initial public offerings, mergers, spin-outs, financings, business collaborations and working with R&D teams whose efforts have led to four products receiving FDA clearance. Mr. Payne graduated with a B.S. in Finance from the Haas School of Business, University of California, Berkeley.

Howard Levy, M.B. B.Ch., Ph.D., M.M.M., joined us as our Chief Medical Officer in April 2016. Prior to joining us, from 2010 through April 2016, Dr. Levy had served as either a Chief Medical Officer or a consultant with various public and private biotechnology companies on clinical and drug development strategy and execution. In addition, Dr. Levy was the Senior Global Medical Program Director at CSL Bering in 2013, and he was the Senior Vice President and Chief Medical Officer at Inspiration Biopharmaceuticals, a company solely focused on innovation in hemophilia, in 2012. From 2008 to 2011, he served as Chief Medical Officer at Sangart, Inc., which was developing pegylated hemoglobin as an oxygen therapeutic agent and a treatment for sickle cell crisis. Prior to Sangart, from 2006 to 2008, Dr. Levy was Associate Vice President, Clinical Research, Medical and Regulatory Affairs, at Novo Nordisk and was responsible for a number of clinical research programs, including recombinant Factor VIIa. Earlier in his career, Dr. Levy was Clinical Research Physician and Medical Director, Acute Care in the U.S. Medical Division of Eli Lilly and Company supporting post-marketing clinical trials and medical affairs for recombinant Activated Protein C (Xigris) in severe sepsis and antiplatelet agents ReoPro and prasugrel. He was also Chief of Critical Care Medicine at the University of New Mexico in Albuquerque for 11 years. Dr. Levy holds M.B. B.Ch and Ph.D. degrees from University of the Witwatersrand in Johannesburg, South Africa and an M.M.M. from Carnegie Mellon University’s H. John Heinz III College.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act of 1934 requires our directors and executive officers, and persons who own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of Catalyst. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2016 all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were filed in a timely manner.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics that applies to all officers, directors and employees. Our Code of Business Conduct and Ethics is available on the investors section of our website (at www.catalystbiosciences.com) under the heading “Governance Highlights.” If we make any substantive amendments to our Code of Business Conduct and Ethics or grant any waiver from a provision of the Code of Business Conduct and Ethics to any executive officer or director, we will promptly disclose the nature of the amendment or waiver on the investors section of our website at www.catalystbiosciences.com under the heading “Governance Highlights.” We intend to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding amendment to, or waiver from, a provision of our Code of Business Conduct and Ethics by posting such information on our website at the address and location specified above.

Changes in Governance and Nominating Committee Procedures

There have been no material changes to the procedures by which stockholders may recommend individuals for consideration by the Governance and Nominating Committee as potential nominees for director since such procedures were last described in our annual proxy statement, filed with the SEC on April 25, 2016.

Audit Committee

We have a separately-designated standing audit committee established in accordance with section 3(a)(58)(A) of the Exchange Act. Our Audit Committee generally assists the Board in its oversight of Catalyst’s accounting, financial reporting and internal control functions. The Audit Committee currently consists of Mr. Lawlor, who serves as Chairman, Dr. Himawan and Mr. Richard. As required by NASDAQ rules, the members of the Audit Committee each qualify as “independent” under special standards established for members of audit committees. To qualify as “independent” to serve on the Audit Committee, the NASDAQ rules and the applicable rules of the SEC require that a director does not accept any consulting, advisory, or other compensatory fee from Catalyst, other than for service as a director, or be an affiliated person of the Company. The Board has concluded that the current composition of the Audit Committee meets the requirements for independence under the rules and regulations of NASDAQ and of the SEC. In accordance with SEC rules, the Audit Committee also includes at least one member who is determined by the Board to meet the qualifications of an “audit committee financial expert.” Mr. Lawlor and Mr. Richard are the directors who have been determined by the Board to be the audit committee financial experts. The designation does not impose upon Mr. Lawlor or Mr. Richard any duties, obligations or liability that are greater than are generally imposed on each of them as members of the Audit Committee and the Board, and each of their designations as an audit committee financial expert pursuant to this SEC requirement does not affect the duties, obligations or liability of any other member of the Audit Committee or the Board.

Director Independence

Nasdaq’s listing standards and Catalyst’s Corporate Governance Guidelines require that the Board consist of a majority of independent directors, as determined under the applicable Nasdaq listing standard.  The Board, consistent with the determination of its Governance and Nominating Committee, has determined that each of Dr. Selick, Mr. Lawlor, Mr. Richard, Dr. Himawan and Dr. De Souza qualify as an independent director. In addition, as further required by Nasdaq rules, the Board, consistent with the determination of its Governance and Nominating Committee, has made a subjective determination as to each independent director that no relationships exist which, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In making these determinations, our directors reviewed and discussed information provided by our directors and us with regard to each director’s business and personal activities as they may relate to us and our management.

Item 11.	EXECUTIVE COMPENSATION

Executive Compensation Table

In this Executive Compensation section of this Annual Report on Form 10-K, we refer to Dr. Usman, Dr. Levy, Mr. Payne and Dr. Edwin Madison, collectively, as our Named Executive Officers. Dr. Usman was our Chief Executive Officer and Mr. Payne and Dr. Levy were our next two highest compensated executive officers serving as of December 31, 2016. Dr. Madison’s employment with us terminated on September 9, 2016, but compensation information is included for him in accordance with the regulations of the SEC.

Summary Compensation Table

The following table shows for the years ended December 31, 2016 and 2015 compensation awarded to or paid to our Named Executive Officers.

Name and principal position	Year	Salary ($)	($)(1) Bonus ($)(1)	Stock Awards ($)(2)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)(4)	Total ($)
Nassim Usman, Ph.D.(5)	2016	453,200	—	—	—	—	3,134	456,334
President and Chief Executive Officer	2015	413,334	169,400	—	1,780,139	—	4,387	2,367,260
Fletcher Payne(7)	2016	325,480	28,480	—	—	—	1,220	355,180
Chief Financial Officer	2015	230,333	85,162	—	600,566	—	—	916,061
Howard Levy, M.B.B.Ch., Ph.D., M.M.M.(5)(8)	2016	265,625	23,242	—	100,060	—	1,935	390,862
Chief Medical Officer	2015	—	—	—	—	—	—	-
Edwin L. Madison, Ph.D.(5)(6)	2016	279,415	—	—	10,966	—	405,452	695,833
Former Chief Scientific Officer	2015	333,333	94,325	—	1,002,309	—	—	1,429,967

(1)

The amounts in the column titled “Bonus” generally reflect discretionary cash payments made with respect to officer performance during the indicated year but paid during the first quarter of the following year. In addition, 50% of the 2016 bonuses for Dr. Levy and Mr. Payne and 100% of the 2016 bonus payment for Dr. Usman have not yet been paid and remain contingent on the corporate objectives for the first half of 2017.

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

(3)

The amounts in this column reflect for each fiscal year shown the aggregate grant date fair value of stock options granted during the year calculated in accordance with ASC 718, disregarding the potential for forfeitures, regardless of the period in which the corresponding compensation expense was recorded in accordance with ASC 718. The amount in this column for Dr. Madison in 2016 represents a stock option award granted to Dr. Madison in compensation for his service as a consultant after his employment with the Company was terminated. The amount in this column for Dr. Levy represents the grant date fair value of an employment inducement option, which was made outside of the Company’s 2015 Stock Incentive Plan, as amended, and is intended to qualify as an employment inducement grant under Nasdaq Listing Rule 5635(c)(4).

(4)

The amounts in this column for Dr. Usman for 2015 represent payment of life insurance premiums, long-term disability and other insurance-related reimbursements. The amounts in this column for 2016 for Drs. Usman, Levy and Madison and Mr. Payne represent payment of long-term disability reimbursements except that the amounts for Dr. Madison also includes (i) $357,000 in severance, (ii) $34,418 in payment for COBRA medical, dental and vision premiums and (ii) $13,290 in compensation for service as a consultant after his employment with the Company was terminated.

(5)

Each of Dr. Usman, Dr. Madison and Mr. Payne commenced service with the Company on August 20, 2015 upon completion of the merger. Amounts disclosed in 2015 for such officers include amounts paid for service with Catalyst Bio.

(6)	Dr. Madison’s employment with the Company terminated as of September 9, 2016.
(7)

Mr. Payne commenced his service as Chief Financial Officer with Catalyst Bio in January 2015 as a consultant through Danforth Advisors, LLC and became a full-time employee of Catalyst Bio in April 1, 2015.

(8)	Dr. Levy commenced service with the Company on April 18, 2016.

Employment Agreements

Each of our currently serving Named Executive Officers is party to an offer letter (as described below), as well as a standard confidential information and/or inventions assignment agreement, under which each of Dr. Usman, Mr. Payne and Dr. Levy agreed not to disclose our confidential information. We previously entered into an employment agreement with Dr. Madison, whose employment with us terminated as of September 9, 2016.

Nassim Usman

Under our offer letter with Dr. Nassim Usman, our President and Chief Executive Officer, Dr. Usman is entitled to an annual base salary, which is currently $466.796, and will also have the opportunity to earn an annual performance-based bonus of up to 50% of his base salary. Dr. Usman is eligible for our benefits program, including life and disability insurance, medical, dental and vision, and a 401K and Flex Spending account. In addition, in accordance with the terms of the letter agreement, Dr. Usman was awarded stock option grants to purchase an aggregate of 2,934 shares of our common stock at an exercise price per share equal to the fair market value on the date of grant, all of which have fully vested.

The letter agreement provides that either party may terminate the agreement for any reason or no reason. In addition, the agreement provided that if we terminate Dr. Usman’s employment without “cause” (as defined in the agreement) or “constructively terminate” (as defined in the agreement) his employment (whether or not in connection with a change of control), Dr. Usman would be eligible to receive the following:

•	severance payments, equal to the rate of base salary he was receiving at the time of such termination for a period of 12 months; and
•	accelerated vesting of the number of shares of common stock subject to options he holds that would otherwise have vested as of the date 12 months after the effective date of his termination.

If a “change of control” (defined in Dr. Usman’s agreement as either (1) an acquisition of the Company by another entity, unless at least 50% of the voting power of the surviving or acquiring entity is owned immediately after the transaction by our stockholders, or (2) a sale of all or substantially all of our assets) occurred and at any time during the 12-month period following such change of control Dr. Usman is terminated without “cause” or as a result of a “constructive termination,” then in addition to the benefits set forth in the preceding paragraph, all of the common stock options that he holds will be fully vested.

Fletcher Payne

Under our offer letter with Fletcher Payne, our Chief Financial Officer, Mr. Payne is entitled to an annual base salary, which is currently $335,244, and will also have the opportunity to earn an annual performance-based bonus of up to 35% of his base salary. Mr. Payne is eligible for our benefits program, including life and disability insurance, medical, dental and vision, and 401K plans. In addition, in accordance with the terms of the letter agreement, Mr. Payne was awarded stock options grant to purchase 955 shares of our common stock at an exercise price per share equal to fair market value on the date of grant, the option being subject to four-year monthly vesting, beginning on April 1, 2015.

The letter agreement provides that either party may terminate the agreement for any reason or no reason. In addition, the agreement provides that if we terminate Mr. Payne’s employment without “cause” (as defined in the agreement) or “constructively terminate” (as defined in the agreement) his employment (whether or not in connection with a change of control), Mr. Payne will be eligible to receive the following:

•	severance payments, equal to the rate of base salary he is receiving at the time of such termination for a period of 6 months; and
•	accelerated vesting of the number of shares of common stock subject to options he holds that would otherwise have vested as of the date 6 months after the effective date of his termination.

Howard Levy

Under our offer letter with Dr. Levy, our Chief Medical Officer, Dr. Levy is entitled to an annual base salary, which is currently $386,250. Dr. Levy will also have the opportunity to earn an annual performance-based bonus of up to 35% of his base salary. Further, as an inducement to his service with the Company, Dr. Levy was awarded options to purchase 6,666 shares of our common stock at an exercise price per share equal to the fair market value on the date of grant, one-quarter of which will vest on the one-year anniversary of his April 18, 2016 start date, and the remainder of which will vest monthly thereafter at the rate of 1/48th the total number of shares per month, subject to acceleration as set forth below. In the event that the Company terminates Dr. Levy’s employment for any reason, he will have three months following his termination to exercise the vested portion of these options, except in the case of death or disability, for which he will have one year to exercise such options.

The letter agreement provides that if Dr. Levy’s employment is terminated without “cause” (as defined in the agreement) or as a result of “constructive termination,” (as defined in the agreement) in each case after the one-year anniversary of his start date and before a “change of control” (as defined in the agreement), he shall be entitled to receive the following:

•	continued payment of his base salary for six months; and
•	(ii) accelerated vesting as of the time of such termination with respect to all unvested options that would have vested during that six-month period.

If Dr. Levy’s employment is terminated without “cause” or as a result of “constructive termination,” in each case after a “change of control,” he shall be entitled to receive the following:

•	continued payment of his base salary for nine months; and
•	accelerated vesting as of the time of such termination with respect to all unvested options.

The letter agreement also provides certain other benefits and perquisites generally made available to similarly situated employees, including the option to participate in certain employee benefit plans and to receive paid time off benefits.

Edwin L. Madison

In connection with Dr. Madison’s employment termination as of September 9, 2016, we entered into a separation agreement with Dr. Madison (the “Separation Agreement”).  Pursuant to the Separation Agreement, in accordance with his prior employment agreement with us, Dr. Madison received a lump sum payment in the amount of $357,000, which is equivalent to 12 months’ base salary, and a portion of Dr. Madison’s outstanding and unvested options to purchase shares of the Company’s common stock that would have vested in the 12-month period following Dr. Madison’s separation became fully vested.  In addition, in partial consideration for Dr. Madison granting the Company a general release of claims, (i) Dr. Madison became entitled to receive a lump sum payment in the amount of $34,418, equal to his estimated COBRA medical, dental and vision premiums for 12-months, (ii) Dr. Madison’s unexercised options to purchase shares of the Company’s common stock will remain exercisable until the earlier of the expiration date of such options or the date that is three years after Dr. Madison’s separation, and (iii) we and Dr. Madison entered into a consulting agreement, pursuant to which Dr. Madison serves on the Company’s Scientific Advisory Board, continues to advise on past research efforts, review data and reports from ongoing programs and support patent prosecution efforts, in consideration for an option to purchase 800 of our shares of common stock, monthly fees and potential cash bonuses.

Inducement Option Grant

In 2016, we granted one inducement option (the “inducement option”) to purchase 6,666 shares of our common stock at an exercise price of $22.80 per share to Dr. Howard Levy as a material inducement to the decision of Dr. Levy to accept employment as Chief Medical Officer of the Company. The inducement option was made outside of our 2015 Stock Incentive Plan, as amended from time to time, and is intended to qualify as an employment inducement grant under Nasdaq Listing Rule 5635(c)(4).

Outstanding Equity Awards at December 31, 2016

The following table provides information regarding unexercised stock options held by each of the Named Executive Officers as of the end of fiscal year 2016.

Name	Grant Date		Number of Securities Underlying Unexercised Option Exercisable(#)	Number of Securities Underlying Unexercised Option Unexercisable(#)		Option Exercise Price($)	Option Expiration Date
Nassim Usman, Ph.D.	1/3/2013	(1)	1,500	—		$172.80	1/3/2023
	4/10/2008	(1)	585	—		$141.45	4/10/2018
	3/17/2009	(1)	4,074	—		$190.95	3/17/2019
	10/22/2015		1,488	3,273	(2)	$66.00	10/22/2025
	10/22/2015		3,199	7,038	(2)	$66.00	10/22/2025
Fletcher Payne	1/22/2015	(1)	488	—		$114.00	1/22/2025
	1/22/2015	(1)	162	—		$114.00	1/22/2025
	5/8/2015	(1)	318	636	(3)	$90.45	5/8/2025
	10/22/2015		1,488	3273	(2)	$66.00	10/22/2025
	10/22/2015		595	1,309	(2)	$66.00	10/22/2025
Howard Levy M.B.B.Ch., Ph.D., M.M.M.	4/18/2016		—	6666	(5)	$22.80	4/18/2026
Edwin L. Madison, Ph.D.	4/10/2008	(1)	254	—		$141.45	4/10/2018
	2/5/2010	(1)	433	—		$157.20	2/5/2020
	3/17/2009	(1)	1,787	—		$109.95	3/17/2019
	1/3/2013	(1)	750	—		$172.80	1/3/2023
	10/22/2015		2,380	2,381	(2)	$66.00	10/22/2025
	10/22/2015		1,952	1,952	(2)	$66.00	10/22/2025
	9/21/2016		166	633	(4)	$20.40	9/21/2026

(1)

These stock options were granted by the board of directors of Catalyst Bio on the grant dates listed, but were assumed by the Company upon the closing of the merger on August 20, 2015 and converted into options to purchase common stock of the Company as described in the table.

(2)

The remaining portion of these options to purchase common stock vest at the rate of 1/48th of the number of total shares subject to the option on the 1st day of each month, with the final tranche vesting on August 1, 2019.

(3)

The remaining portion of these options to purchase common stock vest at the rate of 1/48th of the number of total shares subject to the option on the 1st of each month, with the final tranche vesting on March 1, 2019.

(4)

The remaining portion of these options to purchase common stock vest at the rate of 1/24th of the number of total shares subject to the option on the 14th of each month, with the final tranche vesting on August 14, 2018.

(5)

A quarter of the shares of common stock underlying this inducement option shall vest on April 18, 2017 and the remaining portion of the shares of common stock underlying this option shall vest at the rate of 1/48th of the number of total shares subject to the option monthly thereafter, with the final tranche vesting on March 18, 2020.

Director Compensation

Following the completion of the merger, on October 22, 2015, the Board adopted the following compensation policy that is applicable to all non-employee directors (directors who are employees of the Company will not receive any compensation for their service on the board of directors), as updated in January 2016 to account for the formation of the Science and Technology Committee:

•

Initial Equity Grants. Each non-employee director who joins the Board will receive an option to purchase 1,000 shares of common stock, which will vest monthly over three years, subject to continued service.

•

Annual Retainers. Each non-employee director will receive an annual retainer for service on the Board consisting of an option to purchase 500 shares of the common stock, to be awarded at the Company’s annual stockholders’ meeting and which will vest over one year, in addition to annual cash retainers for service on the Board and committees of the Board, or for service as chair of the Board or such committees (inclusive of retainers for service as a member), as follows:

Additional annual retainer fees for service as member or chair of	Member	Chair
Board of Directors	$35,000	$25,000
Audit Committee	$7,500	$15,000
Compensation Committee	$5,000	$10,000
Governance and Nominating Committee	$3,750	$7,500
Science and Technology Committee	$3,750	$7,500

Director Compensation for Fiscal Year 2016

The following table shows for the year ended December 31, 2016 certain information with respect to the compensation of our non-employee directors serving during 2016. For information regarding compensation paid to Dr. Usman, see the “Summary Compensation Table” on page 100.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)(2)(3)	Total ($)
Errol B. De Souza	49,375	8,922	58,297
Stephen A. Hill	37,813	8,922	46,735
Jeff Himawan, Ph.D.(4)	—	—	—
Augustine Lawlor	50,000	8,922	58,922
John P. Richard	50,000	8,922	58,922
Harold E. Selick, Ph.D.	73,750	8,922	82,672

(1)	The amounts in this column reflect the aggregate grant date fair value of stock options granted during fiscal 2015 calculated in accordance with ASC 718, disregarding the potential for forfeitures.

(2)	The following table sets forth the aggregate number of option awards held by each non-employee director serving in 2016 as of December 31, 2016:

NAME	Aggregate Number of Option Awards
Errol B. De Souza	4,745
Stephen A. Hill	20,640
Jeff Himawan, Ph.D.	—
Augustine Lawlor	1,500
John P. Richard	4,578
Harold E. Selick, Ph.D.	1,697

(3)

There were no shares of restricted stock granted during fiscal year 2016. The following table sets forth the aggregate number of shares of restricted stock held by each non-employee director serving in 2016 as of December 31, 2016:

NAME	Aggregate Number of Shares of Restricted Stock
Errol B. De Souza	47
Stephen A. Hill	—
Jeff Himawan, Ph.D.	—
Augustine Lawlor	—
John P. Richard	47
Harold E. Selick, Ph.D.	—

(4)	Dr. Himawan has declined to receive any compensation for his service as a director, in accordance with the policies of the investment fund for which he serves as Managing Director.

Compensation Committee Interlocks and Insider Participation

None of the directors who served on our Compensation Committee during 2016, was an officer within the meaning of Rule 3b-2 under the Securities Exchange Act of 1934, or an employee of the Company during or prior to fiscal year 2016 nor did any of such directors have any relationship during the past year that would have been required to be disclosed pursuant to Item 404 of Regulation S-K. None of our executive officers currently serve, or in the past year have served, as a member of the board of directors or compensation committee, or other committee serving an equivalent function, of any other entity that has one or more executive officer serving on our Board or Compensation Committee.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of February 28, 2017, for:

(1)	each person or group of affiliated persons known by us to be the beneficial owner of more than 5% of our common stock;
(2)	each of our named executive officers;
(3)	each of our directors; and
(4)	all current executive officers and directors as a group.

Applicable percentage ownership is based on 1,000,036 shares of common stock outstanding at February 28, 2017. We have determined beneficial ownership in accordance with SEC rules. The information does not necessarily indicate beneficial ownership for any other purpose. Under these rules, the number of shares of common stock deemed outstanding includes shares issuable upon exercise of options or warrants, or the conversion of convertible notes, held by the respective person or group that may be exercised or converted within 60 days after February 28, 2017. For purposes of calculating each person’s or group’s percentage ownership, stock options and warrants exercisable, and notes convertible, within 60 days after February 28, 2017 are included for that person or group, but not the stock options of any other person or group.

Unless otherwise indicated and subject to applicable community property laws, to our knowledge, each stockholder named in the following table possesses sole voting and investment power over the shares listed. Unless otherwise noted below, the address of each person listed in the table is c/o Catalyst Biosciences, Inc., 260 Littlefield Ave, South San Francisco, CA 94080.

	Number of Shares
	Owned and Nature of	Percent
Name	Beneficial Ownership	of Class
5% or Greater Stockholders
Funds affiliated with Essex Woodlands Health Ventures	81,767 (1)	8.15%
335 Bryant Street, 3rd Floor
Palo Alto, CA 94301
New Enterprise 10, Limited Partnership and affiliates	79,216(2)	7.65%
Greenspring Drive, Suite 600
Timonium, Maryland 21093
HealthCare Ventures VIII, L.P.	71,247(3)	7.11%
47 Thorndike Street, Suite B1-11954
Cambridge, MA 02141
Johnson & Johnson Innovation – JJDC, Inc.	68,609(4)	6.85%
410 George Street
New Brunswick, NJ 08901
Morgenthaler Partners VIII, L.P.	60,369(5)	6.03%
2710 Sand Hill Road, Suite 100
Menlo Park, CA 94025
Rosetta Capital V L.P.	52,405(6)	5.24%
c/o The Accounts Bureau Limited
83 Victoria Street
London, SW1H OHW
United Kingdom
Directors and Named Executive Officers
Nassim Usman, Ph.D.	17,324 (7)	1.71%
Fletcher Payne	5,335 (8)	*
Howard Levy, M.B.B.Ch., Ph.D., M.M.M.	1,666 (9)	*
Edwin L. Madison, Ph.D.	9,860(10)	0.98%
Harold E. Selick, Ph.D.	2,268 (11)	*
Stephen A. Hill, M.D.	22,991 (12)	2.25%
Augustine Lawlor	72,191(3)(13)	7.20%
Jeff Himawan, Ph.D.	81,767(1)	8.15%
John P. Richard	4,418 (14)	*
Errol B. De Souza	4,455(15)	*
All Directors and Executive Officers as a Group (9 persons)	212,435 (16)	21.12%

* Indicates less than 1% of class.

(1)

The information reported is based on a Schedule 13D filed with the SEC on August 31, 2015 which reports that, as of August 20, 2015, (i) Essex Woodlands Health Ventures Fund VIII, L.P. (“Essex VIII”) directly holds 74,103 shares, which include 2,850 shares issuable upon the exercise of warrants within 60 days, (ii) Essex Woodlands Health Ventures Fund VIII-A, L.P. (“Essex VIII-A”) directly holds 5,342 shares which include 255 shares issuable upon the exercise of warrants within 60 days), and (iii) Essex Woodlands Health Ventures Fund VIII-A, L.P. (“Essex VIII-B”) directly holds 2,322 shares, which include 89 shares issuable upon the exercise of warrants within 60 days. Essex Woodlands Health Ventures VIII, L.P. (the “GP Partnership”) is the general partner of Essex VIII, Essex VIII-A, and Essex VIII-B. Essex Woodlands Health Ventures VIII, LLC (“Essex VIII LLC”) is the general partner of the GP Partnership. Essex VIII LLC, as the general partner of the GP Partnership, may be deemed to have sole voting investment power with respect to 81,767 shares comprising of (i) 78,623 shares and (ii) 3,144 shares that may be purchased upon the exercise of warrants within 60 days. Essex VIII LLC disclaims beneficial ownership to 81,767 shares comprising of (i) 78,623 shares and (ii) 3,144 shares that may be purchased upon the exercise of warrants within 60 days, except to the extent of its pecuniary interest.  Dr. Jeff Himawan, James Currie, Marty Sutter, Immanuel Thangaraj, Petri Vainio, Ron Eastman, Steve Wiggins and Guido Neels (the “Managers”) may also be deemed to have shared dispositive power and voting power with respect to 81,767 shares comprising of (i) 78,623 shares and (ii) 3,144 shares that may be purchased upon the exercise of warrants within 60 days. The GP Partnership disclaims beneficial ownership of the shares except to the extent of its pecuniary interest therein.

(2)

The information reported is based on a Schedule 13D/A filed with the SEC on February 11, 2016, which reports that, as of August 20, 2015, New Enterprise Associates 10, Limited Partnership (“NEA 10”), is the record owner of 43,462 shares of our common stock (the “NEA 10 Shares”). As the sole general partner of NEA 10, NEA Partners 10, Limited Partnership (“NEA Partners 10”) may be deemed to own beneficially the NEA 10 Shares. As the individual general partners of NEA Partners 10, each of Michael James Barrett, Peter J. Barris and Scott D. Sandell also may be deemed to own beneficially the NEA 10 Shares. Also includes 35,754 shares issuable upon the conversion of $4,928,707.28 in aggregate principal amount of redeemable convertible notes issued by the Company on August 19, 2015 in respect of the shares reported as held by NEA 10 and convertible within 60 days.

(3)

The information reported is based on a Schedule 13D filed with the SEC on August 31, 2015 which reports that, as of August 20, 2015, Healthcare Ventures VIII, L.P. (“HCVVIII”) directly beneficially owns 71,247 shares which include 1,846 shares that may be purchased upon the exercise of warrants within 60 days.  Each of James H. Cavanaugh, Ph.D., Harold R. Werner, John W. Littlechild, Christopher Mirabelli, Ph.D., and Augustine Lawlor are the managing directors of HealthCare Ventures VIII, LLC (“HCPVIIILLC”), the general partner of HealthCare Partners VIII, L.P. (“HCPVIII”), which is the general partner of HCVVIII.  HCPVIIILLC and HCPVIII may be deemed to indirectly beneficially own 71,247 shares, which include 1,846 shares that may be purchased upon the exercise of warrants within 60 days. Each of Drs. Cavanaugh and Mirabelli and Messrs. Werner, Littlechild and Lawlor may be deemed to indirectly beneficially own 71,247 shares, which include 1,846 shares that may be purchased upon the exercise of warrants within 60 days. HCVVIII, HCPVIII, HCPVIIILLC. Drs. Cavanaugh and Mirabelli and Messrs. Werner, Littlechild and Lawlor share the power to vote and direct the vote and to dispose of and direct the disposition of the shares beneficially owned by HCVVIII.

(4)

The information reported is based on a Schedule 13G filed with the SEC on August 28, 2015 which reports that as of August 20, 2015, Johnson & Johnson Innovation-JJDC, Inc. (“JJDC”) directly beneficially owns 68,609 shares, which includes 1,658 shares issuable upon exercise of warrants within 60 days. JJDC is a wholly-owned subsidiary of Johnson & Johnson, a New Jersey corporation (“J&J”). J&J may be deemed to indirectly beneficially own the securities that are directly beneficially owned by JJDC.

(5)

The information reported is based on a Schedule 13D filed with the SEC on August 31, 2015 which reports that as of August 20, 2015, Morgenthaler Partners VIII, L.P. (“MP LP”) is the record holder of 59,125 shares and 1,244 shares that may be purchased upon the exercise of warrants that are exercisable within 60 days. Morgenthaler Management Partners VIII, LLC (“MMP LLC”) is the general partner of MP LP and may be deemed to beneficially own the 59,125 shares and 1,244 shares that may be purchased upon the exercise of warrants that are exercisable within 60 days. MMP LLC shares voting control and investment power over the 59,125 shares and 1,244 shares that may be purchased upon the exercise of warrants that are exercisable within 60 days with Ralph Christoffersen, Ph.D., Robert Bellas, John Lutsi, Gary Morgenthaler, Robery Pavey and Gary Little (the “Members”), each of whom disclaim beneficial ownership over the 59,125 shares and 1,244 shares that may be purchased upon the exercise of warrants that are exercisable within 60 days. The Members are the members of MMP LLC.

(6)

The information reported is based on a Schedule 13D filed with the SEC on August 28, 2015 which reports that as of August 20, 2015, Rosetta Capital V GP Limited (the “GPCo”) is the record holder of 51,455 shares and 950 shares that may be purchased upon the exercise of warrants that are exercisable within 60 days on behalf of Rosetta Capital V LP (“Rosetta V”).  Rosetta V, Rosetta Capital V GP LP (the “GP”), and Rosetta Capital Limited (“Rosetta Capital”) are management vehicles within the Rosetta Capital group. Rosetta Capital has management control over all of the shares directly held by Rosetta V, and Rosetta Capital has management control over Rosetta V. The GP, the GPCo and Rosetta Capital control Rosetta V through their respective direct and indirect interests in the Rosetta V partnership and pursuant to a management agreement, and may be deemed to share beneficial ownership of the 51,455 shares and 950 shares that may be purchased upon the exercise of warrants that are exercisable within 60 days by virtue of their ability to collectively direct decision of Rosetta V. Rosetta Capital is the general partner of the GPCo and was appointed the manager of Rosetta V and therefore, it may be deemed to beneficially own the 51,455 shares and 950 shares that may be purchased upon the exercise of warrants that are exercisable within 60 days.

(7)

Consists of (i) 4,056 shares and 1 share issuable upon the exercise of warrants within 60 days held by the Usman Family Trust, of which Dr. Usman is a co-trustee with Susan L. Usman, (ii) 1,169 shares and (iii) 12,098 shares issuable upon the exercise of options within 60 days.

(8)	Consists of (i) 1,668 shares held by Charles and Nancy Payne 2000 Trust, of which Mr. Payne is a trustee and (ii) 3,687 shares issuable upon the exercise of options within 60 days.
(9)	Consists of 1,666 shares issuable upon the exercise of options within 60 days.
(10)	Consists of (i) 2,067 shares and (ii) 7,792 shares issuable upon the exercise of options within 60 days.
(11)

Consists of (i) 1,082 shares, (ii) 1,142 shares issuable upon the exercise of options within 60 days and (iii) 19 shares issuable upon the exercise of warrants within 60 days. Also includes 25 shares held directly by Dr. Selick’s wife.

(12)

Consists of (i) 1,380 shares, (ii) 20,085 shares issuable upon the exercise of options within 60 days, and (iii) 1,526 shares issuable upon the conversion of $210,397 in aggregate principal amount of redeemable convertible notes issued by the Company on August 19, 2015, as reported on a Form 4 filed on August 18, 2015, in respect of the shares, held by Dr. Hill and convertible within 60 days.

(13)	Consists of 944 shares issuable upon the exercise of options within 60 days.
(14)

Consists of (i) 217 shares, (ii) 4,023 shares issuable upon the exercise of options within 60 days and (iii) 178 shares issuable upon the conversion of $24,635 in aggregate principal amount of redeemable convertible notes convertible within 60 days.

(15)

Consists of (i) 146 shares, (ii) 4,189 shares issuable upon the exercise of options within 60 days and (iii) 120 shares of common stock issuable upon the conversion of $16,543.00 in aggregate principal amount of redeemable convertible notes convertible within 60 days.

(16)

Includes (i) 157,767 shares, (ii) 47,834 shares of subject to options exercisable within 60 days, 5,010 shares subject to warrants exercisable within 60 days, and 1,824 shares issuable upon the conversion of redeemable convertible notes convertible within 60 days.

Equity Compensation Plan Information

The Company’s equity compensation plans consist of the Catalyst Biosciences, Inc. 2015 Stock Incentive Plan (as amended and restated effective October 14, 2015), as amended (the “2015 Plan”), the Targacept, Inc. 2006 Stock Incentive Plan (“2006 Plan”) and the Targacept, Inc. 2000 Equity Incentive Plan (the “2000 Plan”), each of which was approved by the Company’s stockholders, as well as the Catalyst Biosciences, Inc. 2004 Stock Plan (the “2004 Plan”), which was approved by Catalyst Bio’s stockholders and assumed in connection with the merger, and a plan that relates solely to an inducement stock option grant for 100,000 shares that was awarded in 2016. No further grants may be made under any of these plans, other than the 2015 Plan. The Company also granted a standalone inducement stock option to Dr. Howard Levy in April 2016, another standalone inducement stock option in December 2012, and assumed in connection with the merger standalone options granted to certain service providers of Catalyst Bio in February 2014, February 2015 and May 2015.

As of February 15, 2017, the maximum aggregate number of shares available for future grants under all the Company-administered equity compensation plans was 85,849 shares. In addition, at that time, the aggregate number of shares subject to unvested outstanding full value awards was zero, and the aggregate number of shares subject to outstanding options, including standalone options, was 140,817 shares. The weighted average exercise price of these options was $127.61 and the weighted average remaining term was 3.929 years. On February 15, 2017, the closing sales price of the common stock as reported on Nasdaq was $7.27 per share.

The following table sets forth certain information as of December 31, 2016 with respect to the Company’s equity compensation plans and standalone options.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options Warrants and Rights (A)	Weighted- Average Exercise Price of Outstanding Options (B)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A)) (C)
Equity compensation plans approved by security holders(1)	106,418	$133.32	85,849
Equity compensation plans not approved by security holders(2)	1,751	$44.22	—
Total	108,169	$177.54	85,849

(1)	Includes shares issued or issuable upon the exercise of stock option, restricted stock or other stock-based awards under the 2015 Plan, 2006 Plan and 2000 Plan.

(2)

Includes options to purchase 15,399 shares, at a weighted average exercise price of $137.10, which were granted under the 2004 Plan. No further grants may be made under the 2004 Plan. Includes an aggregate of 2,369 shares issuable upon the exercise of standalone options with a weighted average exercise price of $104.55, issued to Dr. Hansoo Keyoung and Fletcher Payne, our Chief Financial Officer, by Catalyst Bio and assumed in connection with the merger. Also includes (a) 13,316 shares issuable upon the exercise of a standalone option with an exercise price of $135.15, issued to Dr. Hill, our former Chief Executive Officer, in December 2012, as a material inducement to Dr. Hill entering into employment with Targacept as contemplated by NASDAQ Listing Rule 5635(c)(4) and (b) 6,666 shares issuable upon the exercise of a standalone option with an exercise price of $22.80, issued to Dr. Levy, as a material inducement to the decision of Dr. Levy to accept employment as Chief Medical Officer of the Company  (both of such inducement grants were approved by both the Compensation Committee and the Board and are subject to anti-dilution adjustment in connection with splits, reports, and other nonreciprocal corporate transactions).

Item 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Described below are the transactions and series of similar transactions since January 1, 2014 in which:

•

transactions in which the amount involved exceeds the lesser of $120,000 or one percent of the average of the smaller reporting company's total assets at year-end for the last two completed fiscal years; and

•

any of the directors, executive officers, holders of more than 5% of capital stock (sometimes referred to as “5% stockholders” below) of the Company or any member of their immediate family had or will have a direct or indirect material interest.

Executive Compensation and Employment Arrangements

Please see “Executive Compensation” for information on compensation arrangements with our executive officers, the inducement grant made to Dr. Levy and agreements with, and offer letters to, our executive officers containing compensation and termination provisions, among others.

Separation Agreement with Dr. Hill

In connection with the merger, Dr. Hill’s employment with us terminated on August 20, 2015.  In connection with his termination, we entered into an executive separation agreement with Dr. Hill (the “Separation Agreement”). The Separation Agreement generally provided for the benefits that Dr. Hill was entitled to under his existing employment agreement with us, including, among other things, that (i) Dr. Hill was entitled to 100% acceleration of unvested stock options to purchase capital stock and 100% acceleration of all unvested restricted stock awards held by him and (ii) we paid Dr. Hill certain lump sum cash amounts (rather than in monthly installments) in the amount of $1,203,933. In exchange for the foregoing, Dr. Hill agreed to a general release and waiver of claims and a non-disparagement clause, and affirmed his continuing obligations under his employment agreement and proprietary information, inventions and noncompetition agreement with us.

Indemnification Agreements

The Company has entered into indemnification agreements with each of its directors and with each executive officer. Pursuant to the indemnification agreements, the Company has agreed to indemnify and hold harmless these directors and officers to the fullest extent permitted by the Delaware General Corporation Law. The agreements generally cover expenses that a director or officer incurs or amounts that a director or officer becomes obligated to pay because of any proceeding to which he or she is made or threatened to be made a party or participant by reason of his or her service as a current or former director, officer, employee or agent of the Company. The agreements also provide for the advancement of expenses to the directors and officers subject to specified conditions. There are certain exceptions to the Company’s obligation to indemnify the directors and officers, including any intentional malfeasance or act where the director or officer did not in good faith believe he or she was acting in the Company’s best interests, with respect to “short-swing” profit claims under Section 16(b) of the Exchange Act and, with certain exceptions, with respect to proceedings that he or she initiates.

Policies and Procedures Regarding Related Party Transactions

The Board has adopted a written policy pursuant to which each actual or proposed financial transaction, arrangement or relationship (including any indebtedness or guarantee of indebtedness) or series of similar financial transactions, arrangements or relationships, other than specified employment and compensatory matters, in which (i) the Company was or would be a participant, (ii) the amount involved exceeds $120,000 and (iii) a “related person” (as defined under Item 404 of Regulation S-K) has a direct or indirect material interest, is submitted to the Audit Committee for its review and approval or, if applicable, ratification. These transactions, arrangements or relationships are known as “related person transactions.”

Under the policy, our Chief Financial Officer and outside counsel consult regarding any proposed transaction, arrangement or relationship that is identified as a possible related person transaction. If they determine the Company desires to proceed with the proposed transaction, arrangement or relationship and the outside counsel determines, based on available information, that the proposed transaction may constitute a related person transaction, it is submitted to the Audit Committee for its consideration. The Audit Committee is to consider all available relevant facts and circumstances, including the benefits to the Company, the impact on a director’s independence in the event the related person is a director (or a family member or entity affiliated with a director), the availability of other sources for comparable products or services, the proposed terms and the terms available to or from parties that are not related persons. Absent special circumstances, the Audit Committee may approve only those related person transactions that it determines to be in or not contrary to the best interests of the Company and its stockholders. No member of the Audit Committee may participate in any review, consideration or approval of any related person transaction with respect to which the member or any of his or her immediate family members is the related person.

Affiliations with 5% Stockholders

Dr. Himawan is a member of the Board and a manager of Essex Woodlands Health Ventures VIII, LLC, which is affiliated with Essex Woodlands Health Ventures Fund VIII, L.P., Essex Woodlands Health Ventures Fund VIII-A, L.P. and Essex Woodlands Health Ventures Fund VIII-B, L.P. (each an “Essex Entity” and collectively, the “Essex Entities”). Together, the Essex Entities hold more than 5% of our outstanding capital stock.

Mr. Lawlor is a member of the Board and a managing director of HealthCare Ventures VIII, L.P., which holds more than 5% of our outstanding capital stock.

Issuance of Series F Convertible Preferred Stock

In January 2015, Catalyst Bio issued and sold an aggregate of 2,623,650 shares of Series F convertible preferred stock at a price per share of $1.2706, for an aggregate consideration of approximately $3.33 million. In July 2015, Catalyst Bio completed another closing of Series F convertible preferred stock financing and issued 3,164,872 shares for cash proceeds of $4.0 million. Prior to the completion of the merger, each outstanding share of Catalyst Bio’s Series F convertible preferred stock converted into ten shares of Catalyst Bio common stock. Upon the completion of the merger, the Company exchanged such shares of Catalyst Bio common stock for shares of the common stock of the Company. The table below sets forth the number of shares of Series F convertible preferred stock purchased pursuant to the Series F convertible preferred stock financing and the purchase price for each purchaser that is a director, executive officer or 5% stockholders, and their affiliates.

Name of Purchaser	Shares of Series F Preferred Stock (#)	Purchase Price ($)
Essex Woodlands Health Ventures Fund VIII, L.P.(1)	849,711	$1,079,645
Essex Woodlands Health Ventures Fund VIII-A, L.P.(1)	61,263	$77,843
Essex Woodlands Health Ventures Fund VIII-B, L.P.(1)	26,635	$33,844
Johnson & Johnson Innovation-JJDC, Inc.(2)	1,470,165	$1,867,993
Morgenthaler Partners VIII, L.P.(3)	1,097,024	$1,393,880
HealthCare Ventures VIII, L.P.(4)	1,496,126	$1,900,980
Rosetta Capital V GP Limited on behalf of Rosetta Capital V L.P.(5)	1,366,852	$1,736,725
Nassim Usman, Ph.D.(6)	35,416	$45,000
Harold E. Selick, Ph.D.(7)	31,481	$40,000
Edwin L. Madison, Ph.D.(8)	7,870	$10,000
Charles Payne and Nancy Payne 2000 Trust U/A Dtd 03/09/2000(9)	39,351	$49,999

(1)

Together, the Essex Entities hold more than 5% of the Company’s outstanding capital stock. Dr. Himawan is a member of the Board and a manager of Essex Woodlands Health Ventures VIII, LLC, which is affiliated with the Essex Entities.

(2)	Johnson & Johnson Innovation-JJDC, Inc. holds more than 5% of the Company’s outstanding capital stock.
(3)	Morgenthaler Partners VIII, L.P. holds more than 5% of the Company’s outstanding capital stock.
(4)

HealthCare Ventures VIII, L.P. hold more than 5% of the Company’s outstanding capital stock. Mr. Lawlor is a member of the Board and a managing director of HealthCare Partners VIII, LLC, which is affiliated with HealthCare Ventures VIII, L.P.

(5)	Rosetta Capital V GP Limited on behalf of Rosetta Capital V LP holds more than 5% of the Company’s outstanding capital stock.
(6)	Dr. Usman is a member of the Board and the Company's President and Chief Executive Officer.
(7)	Dr. Selick is a member of the Board.
(8)	Dr. Madison was the Company’s Chief Scientific Officer. Dr. Madison’s employment with the Company was terminated September 9, 2016.
(9)	Charles Payne and Nancy Payne 2000 Trust U/A Dtd 03/09/2000 is affiliated with Mr. Payne, the Company’s Chief Financial Officer.

In connection with the issuance of Catalyst Bio’s Series F convertible preferred stock, Catalyst Bio entered into an amended and restated voting agreement, an amended and restated investor rights agreement and an amended and restated right of first refusal and co-sale agreement and with certain directors, executive officers and 5% stockholders, and their affiliates. These agreements terminated upon completion of the merger.

Convertible Promissory Notes

In May and June 2015, Catalyst Bio issued and sold convertible promissory notes (the “Notes”) in a series of closings in the aggregate principal amount of $1.9 million to existing stockholders, together with warrants to purchase shares of Catalyst Bio’s capital stock. The convertible promissory notes accrued interest at a rate of 12% per annum and were to mature one year from the date of issuance.

In connection with the debt financing, Catalyst Bio also issued and sold to each investor purchasing a convertible promissory note a warrant to purchase equity securities of the same type that the principal amount of the convertible promissory note issued to such investor converts into. The warrants were originally exercisable for up to a number of shares equal to the quotient of: (a) 25% multiplied by the principal amount of the convertible promissory note issued to such investor divided by (b) the stock purchase price equal to: (i) in the case the notes convert in connection with a financing the price per share of the securities paid by investors in such financing or (ii) in the case that the warrant shares were Series E convertible preferred stock, $1.2706. The purchase price for each warrant was equal to 0.1% of the principal amount of the corresponding convertible promissory note. The exercise price for the warrant shares was originally equal to the stock purchase price.

In conjunction with the subsequent closing of the Series F convertible preferred stock financing in July 2015, Catalyst Bio and the majority holders of the Notes amended the Notes such that the closing constituted a qualified financing and, accordingly, the total outstanding principal amount of the Notes of $1.9 million and all unpaid accrued interest of $0.03 million, were converted into 1,511,723 shares of Series F convertible preferred stock and warrants for the purchase of 372,045 shares of Series F convertible preferred stock were issued to the noteholders in connection with the conversion of the Notes to Series F convertible preferred stock. All preferred stock and warrants were converted to common stock and warrants to purchase common stock of the Company upon the closing of the merger.

Name of Purchaser	Principal Amount ($)	Shares of Company Common Stock Issuable Upon Exercise of Warrant Shares (#)
Essex Woodlands Health Ventures Fund VIII, L.P.(1)	$527,998	2,645
Essex Woodlands Health Ventures Fund VIII-A, L.P.(1)	$38,069	190
Essex Woodlands Health Ventures Fund VIII-B, L.P.(1)	$16,552	82
HealthCare Ventures VIII, L.P.(2)	$338,469	1,695
Morgenthaler Partners VIII, L.P.(3)	$224,065	1,122
Johnson & Johnson Innovation-JJDC, Inc. (formerly known as Johnson & Johnson Development Corporation)(4)	$305,967	1,533
Rosetta Capital V GP Limited on behalf of Rosetta Capital V L.P.(5)	$176,634	885

(1)

Together, the Essex Entities hold more than 5% of the Company’s outstanding capital stock. Dr. Himawan is a member of the Board and a manager of Essex Woodlands Health Ventures VIII, LLC, which is affiliated with the Essex Entities.

(2)

HealthCare Ventures VIII, L.P. hold more than 5% of the Company’s outstanding capital stock. Mr. Lawlor is a member of the Board and a managing director of HealthCare Partners VIII, LLC, which is affiliated with HealthCare Ventures VIII, L.P.

(3)	Morgenthaler Partners VIII, L.P. holds more than 5% of the Company’s outstanding capital stock.
(4)	Johnson & Johnson Innovation-JJDC, Inc. holds more than 5% of the Company’s outstanding capital stock.
(5)	Rosetta Capital V GP Limited on behalf of Rosetta Capital V LP holds more than 5% of the Company’s outstanding capital stock.

Redeemable Convertible Notes

On August 19, 2015, immediately prior to the Merger, the Company issued to Targacept stockholders non-interest bearing redeemable convertible notes (the “Notes”) in the aggregate principal amount of $37.0 million. The Notes do not bear interest. The principal amount of the Notes are convertible, at the option of each noteholder, into cash or into shares of the Company’s common stock at a conversion rate of $137.85 per share (after taking into account the Reverse Stock Split), and are payable in cash, if not previously redeemed or converted, at maturity on February 19, 2018, the 30-month anniversary of the closing of the issuance of the Notes.

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

Holders of the Notes may submit conversion notices, which are irrevocable, instructing the trustee to convert such the Notes into shares of the common stock at a conversion price of $137.85 per share. Following each conversion date, the Company will issue the number of whole shares of common stock issuable upon conversion as promptly as practicable (and in any event within 10 business days). The trustee will in turn release to the Company the respective amount of restricted cash to cover the stock issuance.

Name of Purchaser	Principal Amount ($)	Shares of Company Common Stock Issuable Upon Conversion of Principal Amount of Redeemable Notes (#)
New Enterprise 10, Limited Partnership and affiliates(1)	$4,928,707	35,754
Stephen A. Hill(2)	$210,397	1,526
John P. Richard(3)	$24,635	178
Errol B. De Souza(4)	$16,543	120

(1)	New Enterprise 10, Limited Partnership and affiliates hold more than 5% of the Company’s outstanding capital stock.
(2)	Dr. Hill is a member of the Board.
(3)	Mr. Richard is a member of the Board.
(4)	Dr. De Souza is a member of the Board.

As the recipients of the convertible promissory notes each have an equity ownership in the Company, the redeemable convertible notes are considered to be a related-party transaction.

Voting Agreements

Targacept and Catalyst Bio each entered into voting agreements in connection with the merger with certain directors, executive officers and 5% stockholders, and their affiliates.

Director Independence

For a discussion of the independence of our directors, please see Part III-Item 10-“Directors, Executive Officers and Corporate Governance—Director Independence” above.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Current Independent Registered Public Accounting Firm Fees

The following table sets forth the fees for professional services rendered by EisnerAmper LLP, the Company’s independent registered public accounting firm, in connection with the audits of our annual financial statements (including the financial statements of Catalyst Bio) for the years ended December 31, 2016 and 2015 and for other services rendered by EisnerAmper LLP during those periods.

	Fiscal 2016	Fiscal 2015
Audit Fees(1):	$208,250	$292,464
Audit-Related Fees:	—	—
Tax Fees:	—	—
All Other Fees:	—	—
Total Fees:	$208,250	$292,464

(1)

Audit Fees include fees billed for the applicable year for services: (a) in connection with the audit of the Company's financial statements included in its annual report on Form 10-K, quarterly reports on Form 10-Q and registration statements on Forms S-3 and S-8; (b) in connection with the audit of the Company's internal control over financial reporting; (c) normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements.

On August 31, 2015, the Audit Committee approved the engagement of EisnerAmper LLP as our independent registered public accounting firm. During the year ended December 31, 2014, and the subsequent interim period through August 31, 2015, Targacept did not, nor did anyone on Targacept's behalf, consult with EisnerAmper LLP, regarding either (i) the application of accounting principles to a specific transaction, completed or proposed, or the type of audit opinion that might be rendered on our financial statements, and neither a written report nor oral advice was provided to us that was an important factor considered in reaching a decision as to accounting, auditing or financial reporting issues; or (ii) any matter that was either the subject of a disagreement, as that term is defined in Regulation S-K 304(a)(1)(iv) and the related instructions to Regulation S-K 304, or a reportable event, as that term is defined in Regulation S-K 304(a)(1)(v).

Other Auditors

The following table presents the fees for professional services earned by Ernst & Young LLP, the Company's prior independent registered public accounting firm, for services rendered for the year ended December 31, 2015:

Fiscal 2015
Audit Fees(1)	$200,000
Audit-Related Fees(2)	—
Tax Fees(3)	—
All Other Fees(4)	—
Total	$200,000

(1)

Audit Fees include fees billed for the applicable year for services: (a) in connection with the audit of Targacept’s financial statements included in its annual report on Form 10-K and the review of Targacept’s financial statements included in its quarterly reports on Form 10-Q; (b) in connection with the audit of Targacept’s internal control over financial reporting; (c) in connection with its registration statements on Forms S-4 and S-8 filed with the SEC in 2015; (d) in connection with the review of other documents filed with the SEC and accounting consultations; and (e) normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements.

(2)

Audit-Related Fees include fees for assurance and related services by the principal accountant that are reasonably for the performance of the audit or review of Targacept’s financial statements and are not reported under Audit Fees.

(3)	Tax Fees include fees billed in the applicable year for tax return preparation, assistance with tax return examinations, research and technical tax advice.
(4)	All Other Fees reflect fees billed in the applicable year for a license to Ernst & Young LLP’s web-based accounting research tool.

Ernst & Young LLP served as the independent registered public accounting firm for the audit of the Company's financial statements for the years ended December 31, 2000 through to September 1, 2015. On September 1, 2015, the Audit Committee approved the dismissal of Ernst & Young LLP.

In connection with the audits of the Company’s financial statements in the interim period from December 31, 2014 through September 1, 2015, there were no “disagreements” (as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and related instructions) between the Company and Ernst & Young LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures which, if not resolved to the satisfaction of Ernst & Young LLP, would have caused Ernst & Young LLP to make reference to the subject matter of the disagreement in their reports. There were no “reportable events” (as that term is defined in Item 304(a)(1)(v) of Regulation S-K) in the interim period from December 31, 2014, through September 1, 2015.

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

Item  16.     FORM 10-K SUMMARY

The Company has elected not to include summary information.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CATALYST BIOSCIENCES, INC.

By:	/s/ Nassim Usman, Ph.D.
Nassim Usman, Ph.D.
President and Chief Executive Officer

Date: March 8, 2017

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

Signature	Title	Date

/s/ Nassim Usman, Ph.D.	President and Chief Executive Officer (Principal Executive Officer)	March 8, 2017
Nassim Usman, Ph.D.

/s/ Fletcher Payne	Chief Financial Officer (Principal Financial and Accounting Officer)	March 8, 2017
Fletcher Payne

/s/ Harold E. Selick, Ph.D.	Chairman of the Board of Directors	March 8, 2017
Harold E. Selick, Ph.D.

/s/ Errol B. De Souza, Ph.D.	Director	March 8, 2017
Errol B. De Souza, Ph.D.

/s/ Jeff Himawan, Ph.D	Director	March 8, 2017
Jeff Himawan, Ph.D.

/s/ Augustine Lawlor	Director	March 8, 2017
Augustine Lawlor

/s/ John P. Richard	Director	March 8, 2017
John P. Richard

/s/ Stephen M. Hill, M.D.	Director	March 8, 2017
Stephen M. Hill, M.D.

EXHIBIT INDEX

Exhibit Number	Description

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
3.2

Certificate of Amendment to Fourth the Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on August 20, 2015)

3.3

Second Certificate of Amendment to the Fourth Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on February 10, 2017)

3.4	Bylaws of the Company, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on March 6, 2015)
4.1

Form of Indenture by and between Targacept, Inc. and American Stock Transfer and Trust Company, LLC (incorporated by reference to Annex G to the Company’s Form S-4 (Reg. No. 333-204423), filed with the SEC on May 22, 2015)

4.3	Form of Global Security (incorporated by reference to Annex G, Exhibit A to the Company’s Form S-4 (Reg. No. 333-204423), filed with the SEC on May 22, 2015)
4.4

Warrant to Purchase Stock of Catalyst Biosciences, Inc., issued to Silicon Valley Bank on March 3, 2005 (incorporated by reference to Exhibit 4.3 to the Company’s Form 10-K, filed with the SEC on March 9, 2016)

4.5

Form of Warrant to Purchase Stock of Catalyst Biosciences, Inc., issued to purchasers of Series E Preferred Stock (incorporated by reference to Exhibit 4.4 to the Company’s Form 10-K, filed with the SEC on March 9, 2016)

4.6

Form of Warrant to Purchase Stock of Catalyst Biosciences, Inc., issued to purchasers of convertible promissory notes (incorporated by reference to Exhibit 4.5 to the Company’s Form 10-K, filed with the SEC on March 9, 2016)

10.1**

Catalyst Biosciences, Inc. (formerly Targacept, Inc.) 2015 Stock Incentive Plan (As Amended and Restated Effective June 9, 2016) (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement (File No. 000-51173), filed with the SEC on April 25, 2016

10.2**	Catalyst Biosciences, Inc. 2016 Inducement Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on April 20, 2016)
10.3**

Offer Letter, executed February 21, 2006, by and between Catalyst and Dr. Nassim Usman (incorporated by reference to Exhibit 10.35 to the Company’s Form S-4 (Reg. No. 333-204423), filed with the SEC on May 22, 2015)

10.4**

Offer Letter, dated March 30, 2015, by and between Catalyst and Fletcher Payne (incorporated by reference to Exhibit 10.39 to the Company’s Form S-4 (Reg. No. 333-204423), filed with the SEC on May 22, 2015)

10.5**

Offer Letter, executed April 27, 2012, by and between Catalyst and Dr. Harold E. Selick (incorporated by reference to Exhibit 10.34 to the Company’s Form S-4 (Reg. No. 333-204423), filed with the SEC on May 22, 2015)

Exhibit Number	Description

10.6**

Nonqualified Stock Option Agreement, dated December 3, 2012, by and between the Company and Stephen A. Hill (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8, as filed with the SEC on January 4, 2013 (Registration No. 333-185888))

10.7

Sublease Agreement, dated February 23, 2015, by and between Catalyst Biosciences, Inc. and Reset Therapeutics, Inc. (incorporated by reference to Exhibit 10.29 to the Company’s Form S-4 (Reg. No. 333-204423), filed with the SEC on May 22, 2015)

10.8(a)+

License and Collaboration Agreement, dated September 16, 2013, by and between Catalyst and ISU Abxis (incorporated by reference to Exhibit 10.30(a) to the Company’s Form S-4 (Reg. No. 333-204423), filed with the SEC on May 22, 2015)

10.8(b)+

Amendment No. 1 to License and Collaboration Agreement, dated October 31, 2014, by and between Catalyst and ISU Abxis (incorporated by reference to Exhibit 10.30(b) to the Company’s Form S-4 (Reg. No. 333-204423), filed with the SEC on May 22, 2015)

10.9**	Catalyst’s 2004 Stock Plan (incorporated by reference to Exhibit 10.31(a) to the Company’s Form S-4 (Reg. No. 333-204423), filed with the SEC on May 22, 2015)
10.10**

Consulting Agreement, dated January 14, 2015, by and between the Catalyst and Fletcher Payne (incorporated by reference to Exhibit 10.38 to the Company’s Form S-4 (Reg. No. 333-204423), filed with the SEC on May 22, 2015)

10.11(a)**

Stock Option Agreement—Early Exercise, No. 427, dated January 22, 2015, by and between Catalyst and Fletcher Payne (incorporated by reference to Exhibit 10.40(a) to the Company’s Form S-4 (Reg. No. 333-204423), filed with the SEC on May 22, 2015)

10.11(b)**

Stock Option Agreement—Early Exercise, No. 428, dated January 22, 2015, by and between Catalyst and Fletcher Payne (incorporated by reference to Exhibit 10.40(b) to the Company’s Form S-4 (Reg. No. 333-204423), filed with the SEC on May 22, 2015)

10.11(c)**

Stock Option Agreement—Early Exercise, No. 429, dated May 8, 2015, by and between Catalyst and Fletcher Payne (incorporated by reference to Exhibit 10.40(c) to the Company’s Form S-4 (Reg. No. 333-204423), filed with the SEC on May 22, 2015)

10.12+

Development and Manufacturing Services Agreement, by and between CMC ICOS Biologics, Inc. and the Company, dated as of May 20, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on August 4, 2016)

10.13**

Separation Agreement, dated September 14, 2016, between the Company and Edwin Madison (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on September 16, 2016)

10.14*

Form of Indemnification Agreement between the Company and each of its directors and members of executive management, other than the Indemnification Agreement by and between the Company and Fletcher Payne.

10.15

Indemnification Agreement, dated January 14, 2015, by and between the Company and Fletcher Payne (incorporated by reference to Exhibit 10.33 to the Company’s Form S-4 (Reg. No. 333-204423), filed with the SEC on May 22, 2015)

10.16*++	Termination Agreement, dated December 8, 2016, between the Company and Wyeth LLC, a wholly-owned subsidiary of Pfizer Inc.
10.17

Capital on Demand™ Sales Agreement, dated March 16, 2016, by and between the Company and JonesTrading Institutional Services LLC (incorporated by reference to Exhibit 1.1 to the Company’s Form S-3 (Reg No. 333-210248, as filed with the SEC on March 16, 2016)

21.1	List of subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company’s Current Report on Form 10-K filed with the SEC on March 9, 2016)
23.1*	Consent of EisnerAmper LLP, Independent Registered Public Accounting Firm.
24.1	Power of Attorney (included as part of the signature pages hereto)
31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description

32.1*	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of December 31, 2016 and December 31, 2015; (ii) the Consolidated Statement of Operations for the years ended December 31, 2016, 2015 and 2014; (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2016, 2015 and 2014; (iv) the Consolidated Statements of Convertible Preferred Stock and Stockholders’ Deficit as of December 31, 2016; (v) the Consolidated Statements of Cash Flows for the twelve months ended December 31, 2016, 2015 and 2014; and (vi) the Notes to Consolidated Financial Statements.

*	Filed herewith.
**	Denotes management contract, compensatory plan or arrangement.
+

Confidential treatment has been granted with respect to certain portions of this Exhibit, which portions have been omitted and filed separately with the SEC as part of an application for confidential treatment.

++

Confidential treatment has been requested with respect to certain portions of this Exhibit, which portions have been omitted and filed separately with the SEC as part of an application for confidential treatment.