Form 10-Q
period 2017-03-31
CATALYST BIOSCIENCES, INC.
filed 2017-05-11
CIK 1124105

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 4, 2017 the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 4,260,561.

CATALYST BIOSCIENCES, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Catalyst Biosciences, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	March 31, 2017	December 31, 2016
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$14,533	$10,264
Short-term investments	—	6,800
Restricted cash	12,735	19,468
Accounts receivable	227	31
Prepaid and other current assets	1,041	958
Total current assets	28,536	37,521
Restricted cash, noncurrent	125	125
Property and equipment, net	399	444
Total assets	$29,060	$38,090
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$899	$837
Accrued compensation	645	596
Other accrued liabilities	730	805
Deferred revenue, current portion	259	283
Deferred rent, current portion	40	41
Redeemable convertible notes	12,651	19,403
Total current liabilities	15,224	21,965
Deferred revenue, noncurrent portion	—	47
Deferred rent, noncurrent portion	—	7
Total liabilities	15,224	22,019
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares and no shares authorized and outstanding at both March 31, 2017 and December 31, 2016	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized; 1,000,036 and 801,756 shares issued and outstanding at March 31, 2017 and December 31, 2016	2	1
Additional paid-in capital	165,954	164,053
Accumulated other comprehensive income (loss)	—	(1)
Accumulated deficit	(152,120)	(147,982)
Total stockholders’ equity	13,836	16,071
Total liabilities and stockholders’ equity	$29,060	$38,090

The accompanying notes are an integral part of these condensed consolidated financial statements.

Catalyst Biosciences, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Contract revenue	$271	$109
Operating expenses:
Research and development	2,061	2,286
General and administrative	2,381	2,395
Total operating expenses	4,442	4,681
Loss from operations	(4,171)	(4,572)
Interest and other income, net	33	980
Net loss	$(4,138)	$(3,592)
Net loss per common share, basic and diluted	$(4.57)	$(4.71)
Shares used to compute net loss per common share, basic and diluted	906,048	762,007

The accompanying notes are an integral part of these condensed consolidated financial statements.

Catalyst Biosciences, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Net loss	$(4,138)	$(3,592)
Other comprehensive income (loss):
Unrealized gain on available-for-sale securities	1	3
Total comprehensive loss	$(4,137)	$(3,589)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Catalyst Biosciences, Inc.

Condensed Consolidated Statement of Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Income	Deficit	(Deficit)
Balance at December 31, 2016	801,756	$1	$164,053	$(1)	$(147,982)	$16,071
Stock-based compensation expense	—	—	120	—	—	120
Issuance of common stock, net of issuance costs	198,280	1	1,781	—	—	1,782
Unrealized gain on available-for-sale securities	—	—	—	1	—	1
Net loss	—	—	—	—	(4,138)	(4,138)
Balance at March 31, 2017	1,000,036	$2	$165,954	$—	$(152,120)	$13,836

The accompanying notes are an integral part of these condensed consolidated financial statements.

Catalyst Biosciences, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Operating Activities
Net loss	$(4,138)	$(3,592)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	120	153
Depreciation and amortization	48	105
Gain on extinguishment of redeemable convertible notes	—	(85)
Change in fair value of derivative liability	—	(875)
Changes in operating assets and liabilities:
Accounts receivable	(196)	44
Prepaid and other current assets	(83)	281
Accounts payable	62	(222)
Accrued compensation and other accrued liabilities	(26)	(441)
Deferred rent	(8)	(3)
Deferred revenue	(71)	(109)
Net cash flows used in operating activities	(4,292)	(4,744)
Investing Activities
Proceeds from maturities of short-term investments	6,801	—
Purchase of investments	—	(3,682)
Change in restricted cash	(19)	(1)
Purchases of property and equipment	(3)	(89)
Net cash flows (used in) provided by investing activities	6,779	(3,772)
Financing Activities
Release of restricted cash due to conversion and redemption of redeemable convertible notes	6,752	2,807
Payments for the redemption of redeemable convertible notes	(6,752)	(2,807)
Proceeds from issuance of common stock, net of issuance costs	1,782	—
Net cash flows provided by financing activities	1,782	—
Net (decrease) increase in cash and cash equivalents	4,269	(8,516)
Cash and cash equivalents at beginning of period	10,264	29,096
Cash and equivalents at end of period	$14,533	$20,580

Supplemental Disclosure of Non-Cash Investing and Financing Information:
Unrealized Gain (Loss) on investments	1	3

The accompanying notes are an integral part of these condensed consolidated financial statements

Catalyst Biosciences, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	Nature of Operations

Catalyst Biosciences, Inc. (the “Company” or “Catalyst”), is a clinical-stage biotechnology company focused on developing novel medicines to address hematology indications, including the treatment of hemophilia. Its facilities are in South San Francisco, California and it operates in one segment.

Prior to August 20, 2015, the name of the Company was Targacept, Inc. (“Targacept”). On August 20, 2015, Targacept completed its business combination with Catalyst Bio, Inc. (“Catalyst Bio”) by and among Targacept, Talos Merger Sub, Inc. (“Merger Sub”) and Catalyst Bio, pursuant to which Merger Sub merged with and into Catalyst Bio, with Catalyst Bio surviving as a wholly-owned subsidiary of Targacept (the “Merger”) and changed its name from Targacept, Inc. to Catalyst Biosciences, Inc. Prior to and in connection with the Merger, the Company paid a dividend to the Targacept holders consisting of cash and non-interest bearing redeemable convertible notes (the “Pre-Closing Dividend”), see Note 5 for further detail.

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

On April 3, 2017, under the Company’s at the market offering program with JonesTrading Institutional Services LLC (“JonesTrading”), the Company sold an aggregate of 241,600 shares of its common stock for approximately $3.5 million of net proceeds. Following such sales, the Company has no more common stock available for sale under the program.

On April 12, 2017, the Company issued and sold in a registered, underwritten public offering an aggregate of (i) 1,470,000 shares of common stock (including 540,000 shares of common stock sold pursuant to the exercise of the Underwriter’s overallotment option), (ii) 13,350 shares of Series A Preferred Stock, each convertible into 200 shares of common stock and (iii) warrants to purchase 2,070,000 shares of common stock at an exercise price of $5.50 per share (including 270,000 sold pursuant to the exercise of the underwriter’s overallotment option). The net proceeds to the Company, after deducting the underwriting discounts and commissions and offering expenses payable by the Company was approximately $18.7 million.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The Company’s condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and following the requirements of the SEC for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the Company’s financial information. These interim results and cash flows for any interim period are not necessarily indicative of the results to be expected for the full year.

The accompanying condensed consolidated financial statements and related financial information should be read in conjunction with the consolidated financial statements filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 (“Annual Report”).

The Company’s significant accounting policies are included in “Part II - Item 8 - Financial Statements and Supplementary Data - Note 2 – Summary of Significant Accounting Policies” in the Company’s Annual Report. There have been no significant changes to these accounting policies during the first three months of 2017.

Catalyst Biosciences, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) - (Continued)

3.	Fair Value Measurements

For a description of the fair value hierarchy and the Company’s fair value methodology, see “Part II - Item 8 - Financial Statements and Supplementary Data - Note 2 – Summary of Significant Accounting Policies” in the Company’s Annual Report. There were no significant changes in these methodologies during the three months ended March 31, 2017. As of March 31, 2017, the Company’s highly liquid money market funds included cash equivalents and restricted cash, including deposit in an escrow account and as of December 31, 2016, included cash equivalents, U.S. government agency securities and restricted cash, including deposit in an escrow account, these financial assets are valued using Level 1 inputs. There were no transfers in or out of Level 1 and Level 2 during the periods presented.

Liabilities that are measured at fair value consist of the derivative liability and is valued using Level 3 inputs. There were no transfers in or out of Level 3 during the periods presented.

As of March 31, 2017 and December 31, 2016 the fair value of the derivative liability was immaterial. The estimated reporting date fair value-based measurement of the derivative liability was calculated using the Black-Scholes valuation model.

The following tables present the fair value hierarchy for assets and liabilities measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016 (in thousands):

	March 31, 2017
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds(1)	$14,619	—	—	$14,619
Restricted cash (money market funds)(2)	12,860	—	—	12,860
Total financial assets	$27,479	$—	$—	$27,479

(1)	Included in Cash and Cash Equivalents on accompanying condensed consolidated balance sheets.
(2)

$12.7 million of restricted cash in the Indenture serves as full collateral for the redeemable convertible notes and $125,000 of restricted cash serves as collateral for the Company’s corporate credit card and deposit for its facility lease.

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds(1)	$10,156	$—	$—	$10,156
Restricted cash (money market funds)(2)	19,593	—	—	19,593
U.S. government agency securities(3)	6,800	—	—	6,800
Total financial assets	$36,549	$—	$—	$36,549

(1)	Included in Cash and Cash Equivalents on accompanying condensed consolidated balance sheets.
(2)

$19.4 million of restricted cash in the Indenture serves as full collateral for the redeemable convertible notes and $125,000 of restricted cash serves as collateral for the Company’s corporate credit card and deposit for its facility lease.

(3)	Included in Short-Term Investments on accompanying condensed consolidated balance sheets.
4.	Financial Instruments

Cash equivalents, restricted cash and short-term investments, all of which are classified as available-for-sale securities, consisted of the following (in thousands):

March 31, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$14,619	$—	$—	$14,619
Restricted cash (money market funds)	12,860	—	—	12,860
Total financial assets	$27,479	$—	$—	$27,479
Classified as:
Cash and cash equivalents				$14,619
Restricted cash (money market funds)				12,860
				$27,479

Catalyst Biosciences, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) - (Continued)

December 31, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$10,156	$—	$—	$10,156
Restricted cash (money market funds)	19,593	—	—	19,593
Corporate notes	6,802	—	(2)	6,800
Total financial assets	$36,551	$—	$(2)	$36,549
Classified as:
Cash and cash equivalents				$10,156
Restricted cash (money market funds)				19,593
Short-term investments				6,800
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

As of March 31, 2017 and December 31, 2016, the fair value of the derivative liability was immaterial. The estimated reporting date fair value-based measurement of the derivative liability was calculated using the Black-Scholes valuation model.

The Company recognized no interest expense for both the three months ended March 31, 2017 and 2016, related to the amortization of the debt discount within interest expense on the Company’s consolidated statement of operations as the redeemable convertible notes are immediately fully redeemable at the option of the holders.

As of March 31, 2017, $24.1 million of the Notes were redeemed and $0.3 million of the Notes were converted into common stock. $6.7 million of the Notes were redeemed during the three months ended March 31, 2017. The Company recognized no gain on the extinguishment of Notes upon the redemption of the Notes during the three months ended March 31, 2017.

Catalyst Biosciences, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) - (Continued)

6.	Stock Based Compensation

The following table summarizes stock option activity under the Company’s equity incentive plans, including stock options granted to non-employees, and related information:

	Number of Shares Underlying Outstanding Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)
Outstanding — December 31, 2016	140,990	$127.56	3.93
Options granted	—
Options forfeited	(15,495)	$188.73
Outstanding — March 31, 2017	125,495	$120.00	4.13
Exercisable — March 31, 2017	93,959	$143.44	2.58
Vested and expected to vest — March 31, 2017	125,495	$120.00	4.13

Valuation Assumptions

The Company estimated the fair value of stock options granted using the Black-Scholes option-pricing formula and a single option award approach. This fair value is being amortized ratably over the requisite service periods of the awards, which is generally the vesting period. The fair value of employee stock options was estimated using the following weighted-average assumptions for the three months ended March 31, 2016:

Three Months Ended March 31,
2016
Employee Stock Options:
Risk-free interest rate	1.57%
Expected term (in years)	6.04
Dividend yield	—
Volatility	73.28%
Weighted-average fair value of stock options granted	$21.15

Total stock-based compensation recognized was as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Research and development	$20	$50
General and administrative	100	103
Total stock-based compensation	$120	$153

As of March 31, 2017, 101,304 shares of common stock were available for future grant, 44,704 options to purchase shares of common stock were outstanding and the Company had unrecognized employee stock-based compensation expense of $1.0 million, related to unvested stock awards, which is expected to be recognized over an estimated weighted-average period of 2.36 years.

Catalyst Biosciences, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) - (Continued)

7.	Collaborations

Pfizer

On August 20, 2013, the Company and Pfizer signed an amendment to the Factor VIIa collaboration agreement in which the companies agreed to provide specific mutual releases and covenants and modify certain milestone payment schedules in the agreement.

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

As part of the new agreement, the Company agreed to make contingent cash payments to Pfizer in an aggregate amount equal to up to $17.5 million, payable upon the achievement of clinical, regulatory and commercial milestones. Following commercialization of any covered product, Pfizer would also receive a single-digit royalty on net product sales on a country-by-country basis for a predefined royalty term. No amounts have been paid to date under this new agreement.

ISU Abxis

On June 16, 2013, the Company signed a license and collaboration agreement with ISU Abxis, whereby the Company licensed its proprietary human Factor IX products to ISU Abxis for initial development in South Korea. Under the terms of the agreement, ISU Abxis is responsible for manufacturing, preclinical development activities and clinical development through completion of a proof-of-concept Phase 1/2 study in individuals with hemophilia B. The Company has the sole rights and responsibility for worldwide development, manufacture, and commercialization of Factor IX products after Phase 1/2 development. ISU Abxis may exercise its right of first refusal to acquire commercialization rights in South Korea, in which case they would be entitled to profit sharing on worldwide sales. ISU’s rights will also terminate if the Company enters into a license agreement with another party to develop, manufacture and commercialize Factor IX products in at least two major market territories.

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

Contract revenue of $0.3 million and $0.1 million for the three months ended March 31, 2017 and 2016, respectively, reflected (i) the amortization of the up-front fee over the estimated period of the Company’s performance obligations under the agreement, which was assessed to be four years beginning in September 2013 when the agreement was executed and (ii) $0.2 million recorded in March 2017 for a milestone payment earned by the Company. The deferred revenue balance related to the ISU Abxis collaboration was $0.3 million and $0.6 million as of March 31, 2017 and 2016, respectively.

8.	Net Loss per Share

The following table sets forth the computation of the basic and diluted net loss per share during the three months ended March 31, 2017 and 2016 (in thousands, except share and per share data):

	Three Months Ended March 31,
	2017	2016
Net loss, basic and diluted	$(4,138)	$(3,592)
Weighted-average number of shares used in computing net loss per share, basic and diluted	906,048	762,007
Net loss per share, basic and diluted	$(4.57)	$(4.71)

Catalyst Biosciences, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) - (Continued)

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

	March 31,	December 31,
	2017	2016
Options to purchase common stock	125,495	140,990
Common stock warrants	12,039	12,063
Redeemable convertible notes	92,462	140,743
Total	229,996	293,796
9.	Common Stock

On March 16, 2016, the Company signed a Capital on DemandTM Sales Agreement with JonesTrading. In accordance with the terms of the sales agreement, the Company may offer and sell shares of its common stock having an aggregate offering price up to $6.5 million, subject to certain limitations, from time to time in one or more public offerings of the Company’s common stock, with JonesTrading acting as agent, in transactions pursuant to a shelf registration statement that was declared effective by the SEC on April 28, 2016.

The Company sold 198,280 shares of common stock in the open market at a weighted-average selling price of $9.55 per share, for net proceeds (net of commissions) of $1.8 million during the three months ended March 31, 2017, in the Capital on DemandTM program. The Company charged approximately $0.1 million for JonesTrading commission against additional paid-in capital for the three months ended March 31, 2017.

10.	Commitments and Contingencies

Operating Leases

The Company leases office space for its corporate headquarters in South San Francisco, California. The lease will expire in February 2018.

Future minimum lease payments under all non-cancelable operating leases as of March 31, 2017, were as follows (in thousands):

Minimum Lease Payments
2017	561
2018	125
Total future minimum lease payments	686

Manufacturing Agreements

On May 20, 2016, the Company entered into a development and manufacturing services agreement with CMC ICOS Biologics, Inc. (“CMC”), pursuant to which CMC will conduct manufacturing development and, upon successful development of the manufacturing process, manufacture the Company’s next-generation Factor VIIa variant marzeptacog alfa (activated) that the Company intends to use in its clinical trials. The Company has agreed to a total of $3.8 million in payments to CMC pursuant to the initial statement of work under the Agreement, subject to completion of applicable work stages. As of March 31, 2017, the Company was obligated to $2.1 million in payments to CMC remaining under the agreement.

Catalyst Biosciences, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) - (Continued)

11.     Interest and Other Income

As of March 31, 2017 and December 31, 2016, the fair value of the derivative liability was immaterial.

The following table shows the detail of other income/(expense), net for the three month periods ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended March 31,
	2017	2016
Change in derivative liability	$—	$960
Other Income, net	33	20
Total Other Income/(expense), net	$33	$980

12.     Subsequent events

On April 3, 2017, under the Company’s at the market offering program with JonesTrading, the Company sold an aggregate of 241,600 shares of its common stock for approximately $3.5 million of net proceeds. Following such sales, the Company has no more common stock available for sale under the program.

On April 12, 2017, the Company issued and sold in a registered, underwritten public offering an aggregate of (i) 1,470,000 shares of common stock (including 540,000 shares of common stock sold pursuant to the exercise of the Underwriter’s overallotment option), (ii) 13,350 shares of Series A Preferred Stock, each convertible into 200 shares of common stock and (iii) warrants to purchase 2,070,000 shares of common stock at an exercise price of $5.50 per share (including 270,000 sold pursuant to the exercise of the Underwriter’s overallotment option). The net proceeds to the Company, after deducting the underwriting discounts and commissions and offering expenses payable by the Company was approximately $18.7 million.

In connection with and following the Company’s underwritten public offering, certain holders of Series A Preferred Stock and warrants elected to convert or exercise such shares and warrants, respectively. In addition, subsequent to March 31, 2017, additional redeemable convertible notes were redeemed by the holders thereof.  Accordingly, as of May 4, 2017, the Company had outstanding 4,260,561 shares of common stock, 5,750 shares of Series A Preferred Stock (convertible into an aggregate of 1,150,000 shares of common stock), warrants to purchase 2,041,075 shares of common stock at an exercise price of $5.50 per share, and options under the Company’s 2015 Stock Incentive Plan to purchase an aggregate of 44,670 shares of common stock at a weighted-average exercise price of $58.65 per share (in addition to other warrants to purchase an aggregate of 12,039 shares of common stock at a weighted-average exercise price of $145.11 per share, other options to purchase an aggregate of 80,619 shares of common stock at a weighted-average exercise price of $154.01 per share and $11.0 million of redeemable convertible promissory notes convertible at a rate of $137.85 per share).

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

In addition to historical information, this Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (“The Exchange Act”). Forward-looking statements are identified by words such as “believe,” “will,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “predict,” “could,” “potentially” or the negative of these terms or similar expressions. You should read these statements carefully because they discuss future expectations, contain projections of future results of operations or financial condition, or state other “forward-looking” information. These statements relate to our future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. For example, forward-looking statements include any statements regarding the strategies, prospects, plans, expectations or objectives of management for future operations, the progress, scope or duration of the development of product candidates or programs, clinical trial plans, timelines and potential results, the benefits that may be derived from product candidates or the commercial or market opportunity in any target indication, our ability to protect intellectual property rights, our anticipated operations, financial position, revenues, costs or expenses, statements regarding future economic conditions or performance, statements of belief and any statement of assumptions underlying any of the foregoing. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in this report in Part II, Item 1A — “Risk Factors,” elsewhere in this Report and in Part I - Item 1A – “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 (“Annual Report”). Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. These statements, like all statements in this report, speak only as of their date, and we undertake no obligation to update or revise these statements in light of future developments. We caution investors that our business and financial performance are subject to substantial risks and uncertainties.

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

Our next most advanced hemophilia program, a highly potent Factor IX protease variant, CB 2679d/ISU304, is IND approved in South Korea. We expect to initiate a Phase 1/2 subcutaneous dosing trial for CB 2679d/ISU304 in the second quarter of 2017.

The substantially enhanced potency of marzeptacog alfa (activated) and CB 2679d/ISU304 compared with existing treatment options may allow for effective subcutaneous prophylactic treatment of individuals with hemophilia A or B with an inhibitor or individuals with hemophilia B, respectively. Catalyst’s engineered hemostasis proteases are designed to overcome current treatment limitations by allowing delivery via subcutaneous injection which we believe will facilitate effective prophylactic treatment, especially in children, and ultimately deliver substantially better outcomes for individuals with hemophilia.

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

We also have several Factor Xa variants that have demonstrated efficacy in several preclinical models and have the potential to be used as a universal procoagulant. We have delayed initiating further work on our Factor Xa therapeutic program at this time to focus our efforts on the Factor VIIa and Factor IX clinical programs.

We continue to explore licensing opportunities for our anti-complement programs in DGF and Dry AMD so that we can focus our efforts and resources on advancing marzeptacog alfa (activated) and CB 2679d/ISU304 through Phase 2/3 and Phase 1/2 clinical trials, respectively.

We estimate the total market for our product candidates is $3.4 billion. Based on industry reports, annual worldwide sales in 2016 for Factor VIIa recombinant products for individuals with hemophilia A or B with an inhibitor were approximately $1.4 billion, and prothrombin complex concentrate products used to treat individuals with hemophilia A or B with an inhibitor were $0.8 billion. Worldwide sales in 2016 for Factor IX products for individuals with hemophilia B were approximately $1.2 billion.

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

In September 2013, we signed a license and collaboration agreement with ISU Abxis pursuant to which we licensed our proprietary human Factor IX products to ISU Abxis for initial development in South Korea. Under the agreement, ISU Abxis is responsible for manufacturing, preclinical development activities and clinical development through a proof-of-concept Phase 1/2 study in individuals with hemophilia B. We have the sole rights and responsibility for worldwide development, manufacture, and commercialization of Factor IX products after Phase 1/2 development. ISU Abxis may exercise its right of first refusal to acquire commercialization rights in South Korea, in which case they would be entitled to profit sharing on worldwide sales. ISU Abxis paid us an up-front fee of $1.75 million and is obligated to pay to us contingent milestone-based payments on the occurrence of certain defined development events, of which one has been achieved as of March 31, 2017. Collaboration and license revenue related to the ISU Abxis agreement during the three months ended March 31, 2017 and 2016 was $0.3 million and $0.1 million, respectively, that reflect the amortization of the up-front fee over the estimated period of our performance obligations, which are estimated to conclude in February 2018 and $0.2 million recorded in March 2017 for a milestone earned by us. We had a deferred revenue balance of $0.3 million as of March 31, 2017 related to the ISU Abxis collaboration.

We have never been profitable and have incurred significant operating losses in each year since inception. Our net losses were $4.1 million and $3.6 million for the three months ended March 31, 2017 and 2016, respectively. As of March 31, 2017, we had an accumulated deficit of $152.1 million. Substantially all our operating losses resulted from expenses incurred in our research and development programs and from general and administrative costs associated with our operations.

We expect to incur significant expenses and increasing operating losses for at least the next several years as we continue the preclinical, manufacturing and clinical development, and seek regulatory approval for our drug candidates and our expenses associated with operating as a public company. In addition, our operating losses may fluctuate significantly from quarter to quarter and year to year due to timing of preclinical, clinical development programs and regulatory approval.

Financial Operations Overview

Contract Revenue

Our contract revenue was generated by recognizing revenue from the amortization of up-front licensee fees for research and development services under our collaboration agreements with ISU Abxis. Payments made to us under these agreements are recognized over the period of performance for each arrangement. We may also be entitled to receive additional milestone payments and other contingent payments upon the occurrence of specific events. We have not generated any revenue from commercial product sales to date. ISU Abxis represents 100% of our total contract revenue for the three months ending March 31, 2017 and 2016.

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

Research and development expenses consist primarily of the following:

•	employee-related expenses, which include salaries, benefits and stock-based compensation;
•	laboratory and vendor expenses, including payments to consultants, related to the execution of preclinical, non-clinical, and clinical studies;
•	the cost of acquiring and manufacturing preclinical and clinical materials and developing manufacturing processes;
•	performing toxicity studies; and
•	facilities and other allocated expenses, which include direct and allocated expenses for rent and maintenance of facilities, depreciation and amortization expense and other supplies.

The following table summarizes our research and development expenses during the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended March 31,
	2017	2016
Personnel costs	$365	$928
Preclinical research	195	716
Clinical Manufacturing	1,353	270
Facility and overhead	148	372
Total research and development expenses	$2,061	$2,286

The largest component of our total operating expenses has historically been our investment in research and development activities, including the clinical development of our product candidates. We are currently focusing substantially all our resources and development efforts on our clinical pipeline. Our internal resources, employees and infrastructure are not directly tied to individual product candidates or development programs. As such, we do not maintain information regarding these costs incurred for these research and development programs on a project-specific basis.

On September 3, 2016, our Board of Directors approved reducing our workforce by 10 employees, or approximately 50% of our workforce consistent with a revised strategic plan to reallocate our resources to our hemostasis programs, including our highly potent next-generation Factor VIIa variant marzeptacog alfa (activated), and our highly potent next-generation Factor IX CB 2679d/ISU304. This reduction in force was completed by the fourth quarter 2016 and we recorded restructuring charges of $1.0 million, for the year ended December 31, 2016. In connection with the restructuring, we received proceeds of $0.9 million for property and equipment from the sale of excess equipment and other assets, which are recorded in other income for the year ended December 31, 2016, there was no further expense recorded during the three months ended March 31, 2017.

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

We have agreed to a total of $3.8 million in payments to CMC pursuant to the initial statement of work under the Agreement, subject to completion of applicable work stages. In the event that clinical manufacturing batches need to be cancelled or rescheduled, we would be obligated to pay for a portion of CMC’s manufacturing fees less certain fees that CMC is able to mitigate. The initial term of the agreement is ten years or, if later, until all stages under outstanding statements of work have been completed. Either party may terminate the agreement in its entirety upon written notice of a material uncured breach or upon the other party’s bankruptcy, and we may terminate the agreement upon prior notice for any reason. In addition, each party may terminate the agreement in the event that the manufacturing development activities cannot be completed for technical or scientific reasons. As of March 31, 2017, we have $2.1 million in payment obligations to CMC remaining under the agreement.

General and Administrative Expenses

General and administrative expenses consist of personnel costs, allocated expenses and other expenses for outside professional services, including legal, human resources, audit and accounting services. Personnel costs consist of salaries, bonus, benefits and stock-based compensation. We incur expenses associated with operating as a public company, including expenses related to compliance with the rules and regulations of the SEC and NASDAQ Stock Market LLC (“NASDAQ”), additional insurance expenses, additional audit expenses, investor relations activities, Sarbanes-Oxley compliance expenses and other administrative expenses and professional services. We expect such expenses to continue.

Interest and Other Income, Net

Interest and other income consists primarily of the changes in fair value of the derivative liability. The derivative liability is associated with the redeemable convertible notes we issued immediately prior to the closing of the merger in August 2015. The accounting for the redeemable convertible notes, which are convertible into shares of our common stock, requires us to bifurcate the derivative liability and account for it as a derivative liability at its estimated fair value upon issuance. The derivative liability is remeasured to estimated fair value as of each balance sheet date. We will record adjustments to the fair value of the derivative liability at the end of each reporting period until the earlier of the conversion, redemption or maturity of the redeemable convertible notes. As of March 31, 2017 and December 31, 2016, the fair value of the derivative liability was immaterial.

Results of Operations

The following tables set forth our results of operations data for the periods presented (in thousands):

	Three Months Ended March 31,
	2017	2016	Change ($)	Change (%)
Contract revenue	$271	$109	$162	149%
Operating expenses:
Research and development	2,061	2,286	(225)	(10)%
General and administrative	2,381	2,395	(14)	(1)%
Total operating expenses	4,442	4,681	(239)	(5)%
Loss from operations	(4,171)	(4,572)	401	(9)%
Interest and other income	33	980	(947)	(97)%
Net loss	$(4,138)	$(3,592)	$(546)	15%

Contract Revenue

Contract revenue was $0.3 million and $0.1 million during the three months ended March 31, 2017 and 2016, an increase of $0.2 million, or 149%. The increase was due to milestone revenue from ISU Abxis of $0.2 million and the recognition of revenue under our collaboration agreement with ISU Abxis.

Research and Development Expenses

Research and development expenses were $2.1 million and $2.3 million during the three months ended March 31, 2017 and 2016, respectively, a decrease of $0.2 million, or 10%. The decrease was due primarily to a decrease of $0.6 million in personnel-related costs in connection with the reduction in workforce and a decrease of $0.7 million in lab supply costs and costs related to preclinical third-party research and development service contracts, partially offset by an increase of $1.1 million related to manufacturing expenses for marzeptacog alfa (activated).

General and Administrative Expenses

General and administrative expenses were $2.4 million during both the three months ended March 31, 2017 and 2016.

Interest and Other Income

Interest and other income was $0.03 million and $1.0 million during the three months ended March 31, 2017 and 2016, respectively, a decrease of $1.0 million, or 97%. The decrease was due primarily to a $1.0 million gain recognized in 2016, related to the change in fair value of the derivative liability in 2016.

Recent Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The standard provides guidance on how certain cash receipts and payments are presented and classified in the statement of cash flows, including beneficial interests in securitization. The standard is intended to reduce current diversity in practice. ASU 2016-15 will be effective for the Company beginning in the first quarter of 2018, but early adoption is permitted, including adoption in an interim period. We are currently evaluating the potential impact that this standard may have on our consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The new standard involves several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016. We adopted ASU 2016-09 in the first quarter of 2017 and this guidance did not have a material impact on our financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which replaces the existing guidance for leases. The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 will be effective for the Company beginning in the first quarter of 2019, but early adoption is permitted. We are currently evaluating the impact of adopting the new lease standard on our consolidated financial statements.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments – Overall (Topic 825-10), which updates certain aspects of recognition, measurement, presentation and disclosure of financial instruments. ASU 2016-01 will be effective for the Company beginning in the first quarter of 2018, and early adoption is not permitted. We are currently evaluating the potential impact that this standard may have on our consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers. Subsequently, the FASB has issued the following standards related to ASU 2014-09: ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations; ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing; and ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. We must adopt ASU 2016-08, ASU 2016-10 and ASU 2016-12 with ASU 2014-09 (collectively, the “new revenue standards”), which will be effective for us beginning in the first quarter of 2018, and early adoption is permitted beginning in the first quarter of 2017. The new revenue standards may be applied retrospectively to each prior period presented or prospectively with the cumulative effect recognized as of the date of adoption. We are currently evaluating the timing of our adoption and the impact of adopting the new revenue standards on our consolidated financial statements.

Liquidity and Capital Resources

As of March 31, 2017, we had $14.5 million of cash, cash equivalents and short-term investments. We have an accumulated deficit of $152.1 million as of March 31, 2017. Our primary uses of cash are to fund operating expenses, including research and development expenditures and general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in its outstanding accounts payable and accrued expenses.

On March 16, 2016, we entered into a Capital on DemandTM Sales Agreement with JonesTrading Institutional Services LLC (“JonesTrading”). In accordance with the terms of the sales agreement, we may offer and sell shares of our common stock having an aggregate offering price up to $6.5 million, subject to certain limitations, from time to time in one or more public offerings of our common stock, with JonesTrading acting as agent, in transactions pursuant to a shelf registration statement that was declared effective by the SEC on April 28, 2016. During the three months ended March 31, 2017, we sold 198,280 shares of our common stock in the Capital on DemandTM program, in the open market at a weighted-average selling price of $9.55 per share, for net proceeds (net of commissions) of $1.8 million.

On April 3, 2017, under our at the market offering program with JonesTrading, we sold an aggregate of 241,600 shares of our common stock for approximately $3.5 million of net proceeds. Following such sales, we had no more common stock available for sale under the Controlled Equity OfferingTM program.

On April 6, 2017, our registration statement on Form S-1 relating to an underwritten public offering of its common and preferred stock was declared effective by the Securities and Exchange Commission (“SEC”).  On April 12, 2017, the Company issued and sold 1,470,000 shares of Common Stock at a price to the public of $5.00 per share (including 540,000 shares of Common Stock sold pursuant to the exercise of the Overallotment Option), 13,350 shares of Series A Preferred Stock, convertible into 2,670,000 shares of common stock, at a price to the public of $1,000.00 per unit and 2,070,000 Warrants at an exercise price of $5.50 per share (which includes 270,000 sold pursuant to the exercise of the Overallotment Option), pursuant to the Registration Statements and the Underwriting Agreement. The net proceeds to the Company, after deducting the underwriting discounts and commissions and estimated offering expenses payable by the Company was approximately $18.7 million.

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

The following table summarizes our cash flows for the periods presented (in thousands):

	Three Months Ended March 31,
	2017	2016
Cash used in operating activities	$(4,291)	$(4,744)
Cash provided by (used in) investing activities	6,778	(3,772)
Cash provided by financing activities	1,782	—
Net increase (decrease) in cash and cash equivalents	$4,269	$(8,516)

Cash Flows from Operating Activities

Cash used in operating activities for the three months ended March 31, 2017 was $4.3 million, due primarily to a net loss of $4.1 million, the change in our net operating assets and liabilities of $0.3 million due primarily to a $0.2 million increase in accounts receivable and $0.1 million increase in prepaid expenses, partially offset by non-cash charges of $0.1 million for stock-based compensation.

Cash used in operating activities for the three months ended March 31, 2016 was $4.7 million, due primarily to a net loss of $3.6 million, the change in our net operating assets and liabilities of $0.4 million due primarily to a $0.4 million decrease in accrued compensation and other accrued liabilities, a $0.2 million decrease in accounts payable, $0.1 million decrease in deferred revenue due to the amortization of upfront license fees from our collaborations, partially offset by a $0.3 million decrease in prepaid expenses and other current assets. Also included are non-cash gains of $0.9 million related to change in fair value of the derivative liability and $0.1 million related to extinguishment of redeemable convertible notes, partially offset by non-cash charges of $0.2 million for stock-based compensation and $0.1 million for depreciation and amortization.

Cash Flows from Investing Activities

Cash provided by investing activities for the three months ended March 31, 2017 was $6.8 million, due primarily to $6.8 million in proceeds from maturities of investments.

Cash used in investing activities for the three months ended March 31, 2016 was $3.8 million, due primarily to $3.7 million in purchases of investments and $0.1 million related to the purchase of property and equipment.

Cash flows from Financing Activities

Cash provided by financing activities for the three months ended March 31, 2017 was $1.8 million, due primarily to $1.8 million in net proceeds from issuance of common stock in at-the-market transactions and the release of restricted cash of $6.7 million related to the redemption of some of the redeemable convertible notes which was offset by payments of $6.7 million related to the redemption of some of the redeemable convertible notes.

Cash provided by financing activities for the three months ended March 31, 2016 was $0, due primarily to $2.8 million release of restricted cash related to the redemption of some of the redeemable convertible notes which was offset by payments of $2.8 million related to the redemption of some of the redeemable convertible notes.

Contractual Obligations

The following table summarizes our fixed contractual obligations as of March 31, 2017 (in thousands):

	Payments due by period
	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Contractual Obligations:
Operating lease obligations(1)	$686	$—	$—	$—	$686
CMC Manufacturing obligations(2)	2,108	—	—	—	2,108
Total contractual obligations(3)(4)	$2,794	$—	$—	$—	$2,794

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

Critical Accounting Polices and Estimates

Certain of our accounting policies that involve a higher degree of judgment and complexity are discussed in “Part II - Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operation - Critical Accounting Estimates” in the Annual Report. There have been no significant changes to these critical accounting estimates during the first three months of 2017.

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

However, because of the short-term nature of the instruments in our portfolio, a sudden change in market interest rates would not be expected to have a material impact on the fair market value of our investment portfolio. As of March 31, 2017, we had cash and cash equivalents of $14.5 million, which consisted of bank deposits and money market funds. The redeemable convertible notes we issued in August 2015 in connection with the merger do not bear interest and thus a change in market interest rates would not have an impact on an interest expense related to these redeemable convertible notes. Accordingly, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our investment portfolio.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2017, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified during the first three months of 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

You should carefully consider the risks and uncertainties disclosed as “Risk Factors” in our Annual Report and described below, together with all of the other information in this Report, including the section titled “Part I - Financial Information - Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the condensed consolidated financial statements and related notes.

We will need additional capital. If we are unable to raise sufficient capital, we will be forced to delay, reduce or eliminate product development programs.

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is expensive. We expect our research and development expenses to increase with our ongoing activities, particularly activities related to the continued clinical development of marzeptacog alfa (activated), including a clinical efficacy trial and, if Phase 1 clinical trials of CB 2679d/ISU304 are successful, an efficacy trial for that compound. We believe that our available cash will be sufficient to fund our operations for at least twelve months. However, we will need to raise substantial additional capital to complete the development and commercialization of marzeptacog alfa (activated), CB 2679d/ISU304, and depending on the availability of capital, may need to delay development of some of our product candidates.

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

We depend on our collaborative relationship with ISU Abxis for the Phase 1/2 development of CB 2679d/ISU304.

We have a collaboration agreement with ISU Abxis for preclinical and Phase 1/2 development of an improved, next-generation Factor IX product, CB 2679d/ISU304. Under this agreement, ISU Abxis is responsible for manufacturing and conducting a Phase 1/2 clinical trial for this product candidate, and we depend on ISU Abxis to complete these activities.

Our ability to generate revenues from this arrangement will depend on the ability of ISU Abxis to successfully perform the functions assigned to it in this agreement, and accordingly, any failure by ISU Abxis to develop this product candidate could adversely affect our cash flows. Further, this collaboration agreement may not lead to development or commercialization of this product candidate in the most efficient manner or at all, and ISU Abxis has the right to abandon development projects and terminate applicable agreements, including funding obligations, prior to or upon the expiration of the agreed upon terms. We are subject to a number of risks associated with our dependence on ISU Abxis:

•	We are not able to control any decisions by ISU Abxis regarding the amount and timing of resource expenditures for the Phase 1/2 development of CB 2679d/ISU304;
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

•	ISU Abxis may not perform its obligations as expected;
•	Adverse regulatory determinations or other legal action may interfere with the ability of ISU Abxis to conduct clinical trials or other development activity;
•

ISU Abxis may be subject to regulatory or legal action resulting from the failure to meet healthcare industry compliance requirements in the conduct of clinical trials or the promotion and sale of products;

•	Our relationship with ISU Abxis could be adversely impacted by changes in their key management personnel and other personnel that are administering collaboration agreements;
•

Geopolitical instability and any civil disruption in South Korea could adversely affect the conduct of business activities in South Korea, including that activities of ISU Abxis under our agreement; and

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

CATALYST BIOSCIENCES, INC.

Date: May 11, 2017	/s/ Nassim Usman, Ph.D.
Nassim Usman, Ph.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 11, 2017	/s/ Fletcher Payne
Fletcher Payne
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1

Second Certificate of Amendment of the Fourth Amended and Restated Certificate of Incorporation of the Company, incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 8-K (File No. 000-51173) filed with the Commission on February 10, 2017

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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of March 31, 2017 (unaudited) and December 31, 2016; (ii) the Consolidated Statements of Comprehensive Income for the three months ended March 31, 2017 and 2016 (unaudited); (iii) the Consolidated Statement of Stockholders’ Equity as of March 31, 2017 (unaudited); (iv) the Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016 (unaudited); and (v) the Notes to Unaudited Interim Consolidated Financial Statements.