Form 10-Q
period 2017-06-30
CATALYST BIOSCIENCES, INC.
filed 2017-08-03
CIK 1124105

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

As of July 31, 2017 the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 4,310,561.

CATALYST BIOSCIENCES, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Catalyst Biosciences, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	June 30, 2017	December 31, 2016
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$32,388	$10,264
Short-term investments	—	6,800
Restricted cash	5,997	19,468
Accounts receivable	135	31
Prepaid and other current assets	752	958
Total current assets	39,272	37,521
Restricted cash, noncurrent	—	125
Property and equipment, net	358	444
Total assets	$39,630	$38,090
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$501	$837
Accrued compensation	676	596
Other accrued liabilities	1,460	805
Deferred revenue, current portion	848	283
Deferred rent, current portion	29	41
Redeemable convertible notes	5,770	19,403
Total current liabilities	9,284	21,965
Deferred revenue, noncurrent portion	—	47
Deferred rent, noncurrent portion	—	7
Total liabilities	9,284	22,019
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; 5,500 and 0 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized; 4,310,561 and 801,756 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	4	1
Additional paid-in capital	192,290	164,053
Accumulated other comprehensive (loss)	—	(1)
Accumulated deficit	(161,948)	(147,982)
Total stockholders’ equity	30,346	16,071
Total liabilities and stockholders’ equity	$39,630	$38,090

The accompanying notes are an integral part of these condensed consolidated financial statements.

Catalyst Biosciences, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Contract revenue	$111	$109	$382	$219
Operating expenses:
Research and development	3,401	2,752	5,481	5,046
General and administrative	2,654	2,272	5,017	4,658
Total operating expenses	6,055	5,024	10,498	9,704
Loss from operations	(5,944)	(4,915)	(10,116)	(9,485)
Interest and other income, net	67	82	101	1,061
Net loss	(5,877)	(4,833)	(10,015)	(8,424)
Deemed dividend for convertible preferred stock beneficial conversion feature	(3,951)	—	(3,951)	—
Net loss attributable to common stockholders	$(9,828)	$(4,833)	$(13,966)	$(8,424)
Net loss per share attributable to common stockholders, basic and diluted	$(2.53)	$(6.33)	$(5.82)	$(11.05)
Shares used to compute net loss per share attributable to common stockholders, basic and diluted	3,877,736	763,138	2,400,101	762,573

The accompanying notes are an integral part of these condensed consolidated financial statements.

Catalyst Biosciences, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net Loss	$(5,877)	$(4,833)	$(10,015)	$(8,424)
Other comprehensive income (loss):
Unrealized gain on available-for-sale securities	—	3	1	6
Total comprehensive loss	$(5,877)	$(4,830)	$(10,014)	$(8,418)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Catalyst Biosciences, Inc.

Condensed Consolidated Statement of Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	(Deficit)
Balance at December 31, 2016	—	$—	801,756	$1	$164,053	$(1)	$(147,982)	$16,071
Stock-based compensation expense	—	—	—	—	231	—	—	231
Issuance of common stock, net of issuance costs	—	—	439,880	1	5,335	—	—	5,336
Issuance of convertible preferred stock, common stock and warrants for follow-on offering, net of issuance costs	13,350	—	1,470,000	2	18,561	—	—	18,563
Issuance of common stock upon exercise of warrants	—	—	28,925	—	159	—	—	159
Conversion of preferred stock to common stock	(7,850)	—	1,570,000	—	—	—	—	—
Deemed dividend for preferred stock beneficial conversion feature	—	—	—	—	3,951	—	(3,951)	—
Unrealized gain on available-for-sale securities	—	—	—	—	—	1	—	1
Net loss	—	—	—	—	—	—	(10,015)	(10,015)
Balance at June 30, 2017	5,500	$—	4,310,561	$4	$192,290	$—	$(161,948)	$30,346

The accompanying notes are an integral part of these condensed consolidated financial statements.

Catalyst Biosciences, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2017	2016
Operating Activities
Net loss	$(10,015)	$(8,424)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	231	318
Depreciation and amortization	91	220
Gain on extinguishment of redeemable convertible notes	—	(89)
Change in fair value of derivative liability	—	(937)
Changes in operating assets and liabilities:
Accounts receivable	(103)	30
Prepaid and other current assets	205	430
Accounts payable	(336)	(113)
Accrued compensation and other accrued liabilities	734	(323)
Deferred rent	(19)	(8)
Deferred revenue	518	(220)
Deposits	—	730
Net cash flows used in operating activities	(8,694)	(8,386)
Investing Activities
Proceeds from maturities of short-term investments	6,800	4,201
Purchase of investments	—	(13,409)
Change in restricted cash	(37)	—
Purchases of property and equipment	(3)	(324)
Net cash flows provided by (used in) investing activities	6,760	(9,532)
Financing Activities
Release of restricted cash due to conversion and redemption of redeemable convertible notes	13,633	3,399
Payments for the redemption of redeemable convertible notes	(13,633)	(3,399)
Proceeds from issuance of common stock, net of issuance costs	5,336	155
Proceeds from issuance of preferred stock, common stock and warrants for follow-on offering, net of issuance costs	18,563	—
Proceeds from exercise of warrants	159	—
Net cash flows provided by financing activities	24,058	155
Net increase (decrease) in cash and cash equivalents	22,124	(17,763)
Cash and cash equivalents at beginning of period	10,264	29,096
Cash and equivalents at end of period	$32,388	$11,333

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Deemed dividend for convertible preferred stock beneficial conversion feature	3,951	—
Conversion of convertible notes to common stock	—	1

The accompanying notes are an integral part of these condensed consolidated financial statements

Catalyst Biosciences, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	Nature of Operations

Catalyst Biosciences, Inc. (the “Company” or “Catalyst”), is a clinical-stage biotechnology company focused on developing novel medicines to address hematology indications, including the treatment of hemophilia. Its facilities are in South San Francisco, California and it operates in one segment. Prior to August 20, 2015, the name of the Company was Targacept, Inc. (“Targacept”). On August 20, 2015, Targacept completed its business combination with Catalyst (the “Merger”).

On February 10, 2017, the Company effected a reverse stock split of its common stock at a ratio of 1-for-15 (“2017 Reverse Stock Split”). The 2017 Reverse Stock Split was approved by the Company’s stockholders at a special meeting of stockholders held on February 2, 2017. As a result of the 2017 Reverse Stock Split, each 15 pre-split shares of common stock outstanding were automatically combined into one new share of common stock, and the number of outstanding shares of common stock on the date of the split was reduced from approximately 13.0 million shares to approximately 868,000 shares. Unless otherwise specified, all share and per share amounts in these notes and the accompanying condensed consolidated financial statements are reported on a post-stock split basis for all periods presented.

Based on the current status of its research and development plans, the Company believes that its existing cash, cash equivalents and investments as of June 30, 2017 will be sufficient to fund its cash requirements for at least the next 12 months from the date of the filing of this quarterly report. If, at any time, the Company’s prospects for financing its research and development programs decline, the Company may decide to reduce research and development expenses by delaying, discontinuing or reducing its funding of one or more of its research or development programs. Alternatively, the Company might raise funds through strategic collaborations, public or private financings or other arrangements. Such funding, if needed, may not be available on favorable terms, or at all.

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

The Company’s significant accounting policies are included in “Part II - Item 8 - Financial Statements and Supplementary Data - Note 2 – Summary of Significant Accounting Policies” in the Company’s Annual Report. There have been no significant changes to these accounting policies during the first six months of 2017.

3.	Fair Value Measurements

For a description of the fair value hierarchy and the Company’s fair value methodology, see “Part II - Item 8 - Financial Statements and Supplementary Data - Note 2 – Summary of Significant Accounting Policies” in the Company’s Annual Report. There were no significant changes in these methodologies during the six months ended June 30, 2017. As of June 30, 2017 and December 31, 2016, all financial assets within cash equivalents, restricted cash and short term investments are valued using Level 1 inputs. There were no transfers in or out of Level 1 and Level 2 during the periods presented.

Liabilities that are measured at fair value consist of the derivative liability and are valued using Level 3 inputs. There were no transfers in or out of Level 3 during the periods presented.

As of June 30, 2017 and December 31, 2016 the fair value of the derivative liability was immaterial. The estimated reporting date fair value-based measurement of the derivative liability was calculated using the Black-Scholes valuation model.

Catalyst Biosciences, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) - (Continued)

The following tables present the fair value hierarchy for assets and liabilities measured at fair value on a recurring basis as of June 30, 2017 and December 31, 2016 (in thousands):

	June 30, 2017
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds(1)	$31,571	$—	$—	$31,571
Restricted cash (money market funds)(2)	5,997	—	—	5,997
Total financial assets	$37,568	$—	$—	$37,568

(1)	Included in Cash and Cash Equivalents on accompanying condensed consolidated balance sheets.
(2)

$5.8 million of restricted cash in the Indenture serves as full collateral for the redeemable convertible notes and $0.1 million of restricted cash serves as collateral for the Company’s corporate credit card and deposit for its facility lease.

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds(1)	$10,156	$—	$—	$10,156
Restricted cash (money market funds)(2)	19,593	—	—	19,593
U.S. government agency securities(3)	6,800	—	—	6,800
Total financial assets	$36,549	$—	$—	$36,549

(1)	Included in Cash and Cash Equivalents on accompanying condensed consolidated balance sheets.
(2)

$19.4 million of restricted cash in the Indenture serves as full collateral for the redeemable convertible notes and $0.1 million of restricted cash serves as collateral for the Company’s corporate credit card and deposit for its facility lease.

(3)	Included in Short-Term Investments on accompanying condensed consolidated balance sheets.
4.	Financial Instruments

Cash equivalents, restricted cash and short-term investments, consisted of the following (in thousands):

June 30, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$31,571	$—	$—	$31,571
Restricted cash (money market funds)	5,997	—	—	5,997
Total financial assets	$37,568	$—	$—	$37,568
Classified as:
Cash and cash equivalents				$31,571
Restricted cash (money market funds)				5,997
				$37,568

December 31, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$10,156	$—	$—	$10,156
Restricted cash (money market funds)	19,593	—	—	19,593
Corporate notes	6,802	—	(2)	6,800
Total financial assets	$36,551	$—	$(2)	$36,549
Classified as:
Cash and cash equivalents				$10,156
Restricted cash (money market funds)				19,593
Short-term investments				6,800
				$36,549

Catalyst Biosciences, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) - (Continued)

There have been no significant realized gains or losses on available-for-sale securities for the periods presented. The carrying amounts of cash, accounts, other receivables, accounts payable, other payables and redeemable convertible notes approximate their fair values due to the short-term maturity of these instruments.

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

In connection with the issuance of the Notes, on August 19, 2015, Targacept entered into an indenture (the “Indenture”) with American Stock Transfer & Trust Company, LLC, as trustee, and an escrow agreement with American Stock Transfer & Trust Company, LLC and Delaware Trust Company, LLC, as escrow agent, under which $37.0 million, which represented the initial principal amount of the Notes, was deposited in a segregated escrow account for the benefit of the holders of the Notes in order to facilitate the payment of the notes upon redemption or at maturity (the amount of such deposit together with interest accrued and capitalized thereon, the “Escrow Funds”). The Notes are the Company’s secured obligation, and the Indenture does not limit its other indebtedness, secured or unsecured.

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

As of June 30, 2017 and December 31, 2016, the fair value of the derivative liability was immaterial. The estimated reporting date fair value-based measurement of the derivative liability was calculated using the Black-Scholes valuation model.

The Company recognized no interest expense for both the three and six months ended June 30, 2017 and 2016, related to the amortization of the debt discount on the Company’s consolidated statement of operations as the redeemable convertible notes are immediately fully redeemable at the option of the holders and the entire debt discount was accreted immediately after the Merger.

As of June 30, 2017, the Notes had a balance of $5.8 million, $31.0 million of the Notes were redeemed and $0.3 million of the Notes were converted into common stock. $13.6 million of the Notes were redeemed during the six months ended June 30, 2017. There was no gain on the extinguishment of Notes upon the redemption of the Notes during the three and six months ended June 30, 2017.

Catalyst Biosciences, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) - (Continued)

6.	Stock Based Compensation

The following table summarizes stock option activity under the Company’s equity incentive plans, including stock options granted to non-employees, and related information:

	Number of Shares Underlying Outstanding Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)
Outstanding — December 31, 2016	140,990	$127.56	3.93
Options granted	—
Options canceled	(141)	$41.91
Options forfeited	(24,335)	$193.01
Outstanding — June 30, 2017	116,514	$114.09	4.18
Exercisable — June 30, 2017	90,737	$131.79	2.95
Vested and expected to vest — June 30, 2017	116,514	$114.09	4.18

Total stock-based compensation recognized was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Research and development	$15	$55	$35	$105
General and administrative	96	110	196	213
Total stock-based compensation	$111	$165	$231	$318

As of June 30, 2017, 1,060,113 shares of common stock and 1,176,627 options to purchase shares of common stock were available for future grant, additionally as of June 30, 2017 the Company had unrecognized employee stock-based compensation expense of $0.8 million, related to unvested stock awards, which is expected to be recognized over an estimated weighted-average period of 2.14 years.

7.	Collaborations

Pfizer

Pursuant to an agreement entered in connection with the termination of a prior license and development agreement, Pfizer granted the Company an exclusive license to Pfizer’s proprietary rights for manufacturing materials and processes that apply to Factor VIIa variants, CB 813a and marzeptacog alfa (activated). Pfizer also transferred to the Company the IND application and documentation related to the development, manufacturing and testing of the Factor VIIa products as well as the orphan drug designation. The Company agreed to make contingent cash payments to Pfizer in an aggregate amount equal to up to $17.5 million, payable upon the achievement of clinical, regulatory and commercial milestones. Following commercialization of any covered product, Pfizer would also receive a single-digit royalty on net product sales on a country-by-country basis for a predefined royalty term. No amounts have been paid to date under this new agreement.

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

Catalyst Biosciences, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) - (Continued)

relating to intellectual property filings and maintenance thereof on products. The Company is obligated to pay ISU Abxis a percentage of all net profits it receives from collaboration products.

Contract revenue of $0.1 million and $0.1 million for the three months ended June 30, 2017 and 2016 and $0.4 million and $0.2 million for the six months ended June 30, 2017 and 2016, respectively, reflected (i) the amortization of the up-front fee over the estimated period of the Company’s performance obligations under the agreement, which was assessed to be four years beginning in September 2013 when the agreement was executed and (ii) $0.2 million recorded for milestone payments, which are recognized over the estimated remaining period of the Company’s performance obligation under the agreement. During the three and six months ended June 30, 2017, the Company received milestone payments from ISU Abxis of $0.7 million and $0.9 million, respectively. The deferred revenue balance related to the ISU Abxis collaboration was $0.8 million and $0.5 million as of June 30, 2017 and 2016, respectively.

8.	Net Loss per Share Attributable to Common Stockholders

The following table sets forth the computation of the basic and diluted net loss per share attributable to common stockholders during the three and six months ended June 30, 2017 and 2016 (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net loss attributable to common stockholders	$(9,828)	$(4,833)	$(13,966)	$(8,424)
Weighted-average number of shares used in computing net loss per share, basic and diluted	3,877,736	763,138	2,400,101	762,573
Net loss available for common stockholders per share, basic and diluted	$(2.53)	$(6.33)	$(5.82)	$(11.05)

Since the Company was in a loss position for all periods presented, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders for all periods as the inclusion of all potential common shares outstanding would have been anti-dilutive. Potentially dilutive securities on an as-if converted basis that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	June 30,	December 31,
	2017	2016
Options to purchase common stock	116,514	140,990
Convertible preferred stock(1)	1,100,000	—
Common stock warrants	2,053,114	12,063
Redeemable convertible notes	41,854	140,743
Total	3,311,482	293,796
(1)	As of June 30, 2017, represents 5,500 shares of Series A Preferred Stock on an as converted basis to 1.1 million shares of common stock.
9.	Stockholders’ Equity

At the Market Issuance Sales Agreement — On March 16, 2016, the Company signed a Capital on DemandTM Sales Agreement with JonesTrading Institutional Services LLC (“JonesTrading”). In accordance with the terms of the sales agreement, the Company was able to offer and sell shares of its common stock having a gross aggregate offering price up to $6.5 million, subject to certain limitations, from time to time in one or more public offerings of the Company’s common stock, with JonesTrading acting as agent, in transactions pursuant to a shelf registration statement that was declared effective by the SEC on April 28, 2016.

The Company sold an aggregate of 479,681 shares of common stock in the open market at a weighted-average selling price of $13.55 per share, for net proceeds (net of commissions) of $6.3 million through June 30, 2017, of which $5.5 million were sold in the six months ended June 30, 2017, in the Capital on DemandTM program. The Company charged approximately $0.2 million for JonesTrading commission against additional paid-in capital through June 30, 2017. As of June 30, 2017, the Company has no more common stock available for sale under the program.

Catalyst Biosciences, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) - (Continued)

April 2017 Underwritten Public Offering — On April 12, 2017, the Company issued and sold in a registered, underwritten public offering an aggregate of (i) 1,470,000 shares of common stock (including 540,000 shares of common stock sold pursuant to the exercise of the Underwriter’s overallotment option), (ii) 13,350 shares of Series A Preferred Stock, each convertible into 200 shares of common stock and (iii) warrants to purchase 2,070,000 shares of common stock at an exercise price of $5.50 per share (including 270,000 sold pursuant to the exercise of the Underwriter’s overallotment option). The net proceeds to the Company, after deducting the underwriting discounts and commissions and offering expenses payable by the Company were approximately $18.6 million.

Series A Convertible Preferred Stock — In connection with the closing on April 12, 2017 of the public offering on April 10, 2017, the Company filed the Certificate of Designation of Preferences, Rights and Limitations of the Series A Preferred Stock (the “Certificate of Designation”) with the Secretary of State of the State of Delaware. The Certificate of Designation describes the rights, preferences and privileges of the shares of Series A Preferred Stock. With certain exceptions, the shares of Series A Preferred Stock rank on par with the shares of the Common Stock, in each case, as to dividend rights and distributions of assets upon liquidation, dissolution or winding up of the Company.

Upon its issuance, the Series A Preferred Stock was not considered a liability and the Series A Preferred Stock was recorded in permanent equity on the Company’s balance sheet.

The Company determined that contingent liquidated damages feature embedded in the Series A Preferred Stock meets the criteria of a derivative that requires bifurcation from the Series A Preferred Stock. This derivative had an immaterial value as of June 30, 2017.

During the six months ended June 30, 2017, 7,850 shares of the Company’s Series A Preferred Stock were converted into 1,570,000 shares of common stock of the Company. As of June 30, 2017, there was 5,500 shares of Series A Preferred Stock issued and outstanding.

Beneficial Conversion Feature Series A Preferred Stock (deemed dividend) — Each share of Series A Preferred Stock is convertible into shares of common stock, at any time, at the option of the holder at a conversion price of $5.00 per share. The net proceeds to the Company of $18.6 million were allocated to the common stock, Preferred A Stock and warrants (see below) based on a relative fair value basis. This resulted in $10.1 million being allocated to the Preferred A Stock and reflected on an effective conversion price of $3.80 per share. On April 12, 2017, the date of issuance of the Series A Preferred Stock, the publicly traded common stock price was $5.28 per share.

Based on the guidance in ASC 470-20-20, the Company determined that a beneficial conversion feature exists, as the effective conversion price for the shares of Series A Preferred Stock at issuance was less than the fair value of the common stock into which the shares of Series A Preferred Stock are convertible. A beneficial conversion feature calculated based on the intrinsic value as of the date of issuance for the Series A Preferred Stock was approximately $4.0 million. This amount was then accreted as a deemed dividend, which is a non-cash transaction. As the conversion rights were 100% effective at the time of issuance the deemed dividend was immediately charged to accumulated deficit.

Warrants — In connection with the closing on April 12, 2017 of the public offering and the overallotment option, the Company issued warrants to purchase 2,070,000 shares of common stock at an exercise price of $5.50 per share. Upon their issuance, the common stock warrants were determined to be equity instruments under ASC 480 and ASC 815-40.

The following is a summary of warrant activity for the six months ended June 30, 2017:

	Number of Shares
	Underlying Warrants	Exercise Price	Expiration
Outstanding — December 31, 2016	12,039	$145.11
Issued	2,070,000	$5.50	April 12, 2022
Exercised	(28,925)	$5.50
Outstanding — June 30, 2017	2,053,114

Catalyst Biosciences, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) - (Continued)

10.	Commitments and Contingencies

Operating Leases

The Company leases office space for its corporate headquarters in South San Francisco, California. The lease will expire in February 2018.

Future minimum lease payments under all non-cancelable operating leases as of June 30, 2017, were as follows (in thousands):

Minimum Lease Payments
2017	374
2018	125
Total future minimum lease payments	499

Manufacturing Agreements

On May 20, 2016, the Company entered into a development and manufacturing services agreement with CMC ICOS Biologics, Inc. (“CMC”), pursuant to which CMC will conduct manufacturing development and, upon successful development of the manufacturing process, manufacture the Company’s next-generation Factor VIIa variant marzeptacog alfa (activated) that the Company intends to use in its clinical trials. The Company has agreed to a total of $3.8 million in payments to CMC pursuant to the initial statement of work under the Agreement, subject to completion of applicable work stages. As of June 30, 2017, the Company has $1.3 million in payment obligations to CMC remaining under the agreement.

11.     Interest and Other Income

The following table shows the detail of other income/(expense), net for the three and six month periods ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Change in derivative liability	$—	$66	$—	$1,026
Other Income, net	67	16	101	35
Total Other Income/(expense), net	$67	$82	$101	$1,061

As of June 30, 2017 and December 31, 2016, the fair value of the derivative liability associated with the Notes (see Note 5) was immaterial.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our most advanced program is a highly potent next-generation coagulation Factor VIIa variant, marzeptacog alfa (activated) (formerly CB 813d), that has successfully completed an intravenous Phase 1 clinical trial evaluating the pharmacokinetics, pharmacodynamics and coagulation activity in individuals with severe hemophilia A and B with and without an inhibitor. We expect to advance marzeptacog alfa (activated) into the Phase 2 portion of a Phase 2/3 subcutaneous prophylaxis efficacy trial in 2017.

Our next most advanced hemophilia program, a highly potent next-generation coagulation Factor IX variant, CB 2679d/ISU304, is IND-approved in South Korea and has been granted orphan medicinal product designation by the Committee for Orphan Medicinal Products (“COMP”) of the European Commission (“EC”). We initiated a Phase 1/2 subcutaneous dosing trial evaluating safety and efficacy of CB 2679d/ISU304 in individuals with hemophilia B during June 2017, sponsored by our collaborators at ISU Abxis, and completed dosing of the first of up to five cohorts. The objective of this study is to achieve normal Factor IX activity trough levels. We expect ISU Abxis to enroll up to 17 study subjects in South Korea, with completion in the first quarter of 2018 and expect to have top line data by the end of 2017.

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

Subcutaneous dosing results in progressive increases in the levels of our next-generation factors until they reach a stable blood level therapeutic target range (ideally mild hemophilia to normal). Conversely, dosing by intravenous infusions results in very high Factor levels in the blood initially, but the factor level then falls rapidly to a trough level at a range that is measured as moderate or severe hemophilia, triggering the next dose.

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

We estimate the total market for our next-generation coagulation factor product candidates is $3.4 billion. Based on industry reports, annual worldwide sales in 2016 for Factor VIIa recombinant products for individuals with hemophilia A or B with an inhibitor were approximately $1.4 billion, and prothrombin complex concentrate products used to treat individuals with hemophilia A or B with an inhibitor were $0.8 billion. Worldwide sales in 2016 for Factor IX products for individuals with hemophilia B were approximately $1.2 billion.

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

In September 2013, we signed a license and collaboration agreement with ISU Abxis pursuant to which we licensed our proprietary human Factor IX products to ISU Abxis for initial development in South Korea. Under the agreement, ISU Abxis is responsible for manufacturing, preclinical development activities and clinical development through a proof-of-concept Phase 1/2 study in individuals with hemophilia B. We have the sole rights and responsibility for worldwide development, manufacture, and commercialization of Factor IX products after Phase 1/2 development. ISU Abxis may exercise its right of first refusal to acquire commercialization rights in South Korea, in which case they would be entitled to profit sharing on worldwide sales. ISU Abxis paid us an up-front fee of $1.75 million and is obligated to pay to us contingent milestone-based payments on the occurrence of certain defined development events, of which two have been achieved as of June 30, 2017. Collaboration and license revenue related to the ISU Abxis agreement was $0.1 million and $0.1 million during the three months ended June 30, 2017 and 2016 and $0.4 million and $0.2 million during the six months ended June 30, 2017 and 2016, respectively, that reflect the amortization of the up-front fee over the estimated period of our performance obligations, which are estimated to conclude in February 2018 and $0.2 million recorded during 2017 for milestones payments, which are recognized over the estimated remaining period of the Company’s performance obligation under the agreement. During the three and six months ended June 30, 2017, the Company received milestone payments from ISU Abxis of $0.7 million and $0.9 million. We had a deferred revenue balance of $0.8 million as of June 30, 2017 related to the ISU Abxis collaboration.

We have never been profitable and have incurred significant operating losses in each year since inception. Our net losses were $5.9 million and $4.8 million for the three months ended June 30, 2017 and 2016 and $10.0 million and $8.4 million during the six months ended June 30, 2017 and 2016, respectively. As of June 30, 2017, we had an accumulated deficit of $161.9 million. Substantially all our operating losses resulted from expenses incurred in our research and development programs and from general and administrative costs associated with our operations.

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

Financial Operations Overview

Contract Revenue

Our contract revenue was generated by recognizing revenue from the amortization of up-front licensee fees for research and development services under our collaboration agreements with ISU Abxis. Payments made to us under this agreement is recognized over the period of performance for the arrangement. We may also be entitled to receive additional milestone payments and other contingent payments upon the occurrence of specific events. We have not generated any revenue from commercial product sales to date. ISU Abxis represents 100% of our total contract revenue for the three and six months ending June 30, 2017 and 2016.

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

Research and development expenses consist primarily of the following:

•	employee-related expenses, which include salaries, benefits and stock-based compensation;
•	laboratory and vendor expenses, including payments to consultants, related to the execution of preclinical, non-clinical, and clinical studies;
•	the cost of acquiring and manufacturing preclinical and clinical materials and developing manufacturing processes;
•	performing toxicity studies; and
•	facilities and other allocated expenses, which include direct and allocated expenses for rent and maintenance of facilities, depreciation and amortization expense and other supplies.

The following table summarizes our research and development expenses during the three and six months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Personnel costs	$391	$1,099	$756	$2,027
Preclinical research	647	642	835	1,357
Clinical Manufacturing	2,193	632	3,547	902
Facility and overhead	170	379	343	760
Total research and development expenses	$3,401	$2,752	$5,481	$5,046

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

On September 3, 2016, our Board of Directors approved reducing our workforce by 10 employees, or approximately 50% of our workforce consistent with a revised strategic plan to reallocate our resources to our hemostasis programs, including our highly potent next-generation Factor VIIa variant marzeptacog alfa (activated), and our highly potent next-generation Factor IX CB 2679d/ISU304. This reduction in force was completed by the fourth quarter 2016 and we recorded restructuring charges of $1.0 million, for the year ended December 31, 2016. In connection with the restructuring, we received proceeds of $0.9 million for property and equipment from the sale of excess equipment and other assets, which are recorded in other income for the year ended December 31, 2016. There was no further expense recorded during the three and six months ended June 30, 2017.

Notwithstanding the reduction in force, we expect our aggregate research and development expenses will increase during the next few quarters as we continue the preclinical, manufacturing and clinical development of our product candidates in the United States, particularly the manufacturing and clinical development costs of marzeptacog alfa (activated) and CB 2679d/ISU304. Due to the termination of the research and license agreement with Pfizer, we will incur all costs for the marzeptacog alfa (activated) program. However, the incurrence of such costs is dependent on whether we will pursue the program on our own or sign a new collaboration and license arrangement with another pharmaceutical or biotech company.

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

We have agreed to a total of $3.8 million in payments to CMC pursuant to the initial statement of work under the Agreement, subject to completion of applicable work stages. In the event that clinical manufacturing batches need to be cancelled or rescheduled, we would be obligated to pay for a portion of CMC’s manufacturing fees less certain fees that CMC is able to mitigate. The initial term of the agreement is ten years or, if later, until all stages under outstanding statements of work have been completed. Either party may terminate the agreement in its entirety upon written notice of a material uncured breach or upon the other party’s bankruptcy, and we may terminate the agreement upon prior notice for any reason. In addition, each party may terminate the agreement in the event that the manufacturing development activities cannot be completed for technical or scientific reasons. As of June 30, 2017, we have $1.3 million in payment obligations to CMC remaining under the agreement.

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

General and Administrative Expenses

General and administrative expenses consist of personnel costs, allocated expenses and other expenses for outside professional services, including legal, human resources, audit and accounting services. Personnel costs consist of salaries, bonus, benefits and stock-based compensation. We incur expenses associated with operating as a public company, including expenses related to compliance with the rules and regulations of the SEC and NASDAQ Stock Market LLC (“NASDAQ”), insurance expenses, audit expenses, investor relations activities, Sarbanes-Oxley compliance expenses and other administrative expenses and professional services. We expect such expenses to continue.

Interest and Other Income, Net

Interest and other income consists primarily of the changes in fair value of the derivative liabilities associated with the redeemable convertible notes we issued immediately prior to the closing of the Merger in August 2015. The accounting for the redeemable convertible notes, which are convertible into shares of our common stock, requires us to bifurcate the derivative liability and account for it as a derivative liability at its estimated fair value upon issuance. The derivative liability is remeasured to estimated fair value as of each balance sheet date. We will record adjustments to the fair value of the derivative liability at the end of each reporting period until the earlier of the conversion, redemption or maturity of the redeemable convertible notes. As of June 30, 2017 and December 31, 2016, the fair value of the derivative liability was immaterial.

Results of Operations

The following tables set forth our results of operations data for the periods presented (in thousands):

	Three Months Ended June 30,
	2017	2016	Change ($)	Change (%)
Contract revenue	$111	$109	$2	2%
Operating expenses:
Research and development	3,401	2,752	649	24%
General and administrative	2,654	2,272	382	17%
Total operating expenses	6,055	5,024	1,031	21%
Loss from operations	(5,944)	(4,915)	(1,029)	21%
Interest and other income	67	82	(15)	(18)%
Net loss	$(5,877)	$(4,833)	$(1,044)	22%

	Six Months Ended June 30,
	2017	2016	Change ($)	Change (%)
Contract revenue	$382	$219	$163	74%
Operating expenses:
Research and development	5,481	5,046	435	9%
General and administrative	5,017	4,658	359	8%
Total operating expenses	10,498	9,704	794	8%
Loss from operations	(10,116)	(9,485)	(631)	7%
Interest and other income	101	1,061	(960)	(90)%
Net loss	$(10,015)	$(8,424)	$(1,591)	19%

Contract Revenue

Contract revenue was $0.1 million during both the three months ended June 30, 2017 and 2016.

Contract revenue was $0.4 million and $0.2 million during the six months ended June 30, 2017 and 2016, an increase of $0.2 million, or 75%. The increase was due to milestone revenue from ISU Abxis of $0.2 million and the recognition of revenue under our collaboration agreement with ISU Abxis.

Research and Development Expenses

Research and development expenses were $3.4 million and $2.8 million during the three months ended June 30, 2017 and 2016, respectively, an increase of $0.6 million, or 24%. The increase was due primarily to an increase of $1.3 million related to manufacturing expenses for marzeptacog alfa (activated), partially offset by a decrease of $0.7 million in personnel-related costs in connection with the reduction in workforce.

Research and development expenses were $5.5 million and $5.1 million during the six months ended June 30, 2017 and 2016, respectively, an increase of $0.4 million, or 9%. The increase was due primarily to an increase of $2.3 million related to manufacturing expenses for marzeptacog alfa (activated), partially offset by a decrease of $1.3 million in personnel-related costs in connection with the reduction in workforce and a decrease of $0.6 million in lab supply costs and costs related to preclinical third-party research and development service contracts.

General and Administrative Expenses

General and administrative expenses were $2.7 million and $2.3 million during the three months ended June 30, 2017 and 2016, respectively, an increase of $0.4 million, or 17%. The increase was due primarily to an increase of $0.2 million in personnel-related costs and an increase of $0.2 million in professional service costs indirectly related to the April 2017 underwritten public offering.

General and administrative expenses were $5.0 million and $4.6 million during the six months ended June 30, 2017 and 2016, respectively, an increase of $0.4 million, or 8%. The increase was due primarily to an increase of $0.2 million in personnel-related costs and an increase of $0.2 million in professional service costs indirectly related to the April 2017 underwritten public offering.

Interest and Other Income

Interest and other income was $0.1 million during both the three months ended June 30, 2017 and 2016.

Interest and other income was $0.1 million and $1.1 million during the six months ended June 30, 2017 and 2016, respectively, a decrease of $1.0 million, or 90%. The decrease was due primarily to a $1.0 million gain recognized in 2016, related to the change in fair value of the derivative liability in 2016.

Recent Accounting Pronouncements

Accounting Pronouncements Recently Adopted

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The new standard involves several aspects of the accounting for share-based payment transactions, including the income tax consequences, accounting for forfeitures, classification of awards as either equity or liabilities and classification on the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016. We adopted ASU 2016-09 in the first quarter of 2017 and this guidance did not have a material impact on our financial statements.

Accounting Pronouncements Not Yet Adopted

In November 2016, the FASB issued ASU 2016-18, Restricted Cash, which requires amounts generally described as restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the total beginning and ending amounts for the periods shown on the statement of cash flows. ASU 2016-08 is effective for fiscal years beginning after December 15, 2017 using a retrospective transition method to each period presented and early adoption is permitted. We will adopt ASU 2016-18 in the first quarter of 2018 and it will impact our cash flows from financing activities.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The standard provides guidance on how certain cash receipts and payments are presented and classified in the statement of cash flows, including beneficial interests in securitization. The standard is intended to reduce current diversity in practice. ASU 2016-15 will be effective for the Company beginning in the first quarter of 2018, but early adoption is permitted, including adoption in an interim period. We do not believe this guidance will have a material impact on our consolidated financial statements.

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

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments – Overall (Topic 825-10), which updates certain aspects of recognition, measurement, presentation and disclosure of financial instruments. ASU 2016-01 will be effective for the Company beginning in the first quarter of 2018, and early adoption is not permitted. We do not believe this guidance will have a material impact on our consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers. Subsequently, the FASB has issued the following standards related to ASU 2014-09: ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations; ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing; and ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical

Expedients. We must adopt ASU 2016-08, ASU 2016-10 and ASU 2016-12 with ASU 2014-09 (collectively, the “new revenue standards”), which will be effective for us beginning in the first quarter of 2018. The new revenue standards may be applied retrospectively to each prior period presented or prospectively with the cumulative effect recognized as of the date of adoption. Given the Company’s current level of revenue, we do not expect a significant impact from the adoption of this new accounting guidance on our financial statements and footnote disclosures.

Liquidity and Capital Resources

As of June 30, 2017, we had $32.4 million of cash, cash equivalents and short-term investments. We have an accumulated deficit of $161.9 million as of June 30, 2017. Our primary uses of cash are to fund operating expenses, including research and development expenditures and general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in its outstanding accounts payable and accrued expenses.

On March 16, 2016, we entered into a Capital on DemandTM Sales Agreement with JonesTrading. In accordance with the terms of the sales agreement, we were able to offer and sell shares of our common stock having an aggregate offering price up to $6.5 million, subject to certain limitations, from time to time in one or more public offerings of our common stock, with JonesTrading acting as agent, in transactions pursuant to a shelf registration statement that was declared effective by the SEC on April 28, 2016. We sold 479,681 shares of common stock in the open market for net proceeds (net of commissions) of $6.3 million through June 30, 2017, in the Capital on DemandTM program. As of June 30, 2017, we had no more common stock available for sale under the Controlled Equity OfferingTM program.

On April 6, 2017, our registration statement on Form S-1 relating to an underwritten public offering of our common and preferred stock was declared effective by the SEC.  On April 12, 2017, we issued and sold 1,470,000 shares of common stock at a price to the public of $5.00 per share (including 540,000 shares of common stock sold pursuant to the exercise of the underwriters’ overallotment option), 13,350 shares of Series A Preferred Stock, convertible into 2,670,000 shares of common stock, at a price to the public of $1,000.00 per unit and warrants to purchase 2,070,000 shares of common stock at an exercise price of $5.50 per share (which includes 270,000 sold pursuant to the exercise of the underwriters’ overallotment option). The net proceeds to the Company, after deducting the underwriting discounts and commissions and offering expenses payable by us were approximately $18.6 million.

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

The following table summarizes our cash flows for the periods presented (in thousands):

	Six Months Ended June 30,
	2017	2016
Cash used in operating activities	$(8,694)	$(8,386)
Cash provided by (used in) investing activities	6,760	(9,532)
Cash provided by financing activities	24,058	155
Net increase (decrease) in cash and cash equivalents	$22,124	$(17,763)

Cash Flows from Operating Activities

Cash used in operating activities for the six months ended June 30, 2017 was $8.7 million, due primarily to a net loss of $10.0 million, partially offset by the change in our net operating assets and liabilities of $1.0 million due primarily to a $0.7 million increase in accrued compensation and other accrued liabilities, a $0.5 million increase in deferred revenue due to the additional milestone fees from our collaborations and a $0.2 million increase in prepaid expenses, partially offset by a $0.3 million decrease in accounts payable and a $0.1 million increase in accounts receivable. Non-cash charges of $0.2 million were recorded for stock-based compensation and $0.1 million for depreciation and amortization.

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

Cash Flows from Investing Activities

Cash provided by investing activities for the six months ended June 30, 2017 was $6.8 million, due primarily to $6.8 million in proceeds from maturities of investments.

Cash used in investing activities for the six months ended June 30, 2016 was $9.5 million, due primarily to $13.4 million in purchases of investments and $0.3 million related to the purchase of property and equipment, partially offset by $4.2 million in proceeds from maturities of investments.

Cash flows from Financing Activities

Cash provided by financing activities for the six months ended June 30, 2017 was $24.1 million, due primarily to $18.6 million in net proceeds from the issuance of preferred stock, common stock and warrants related to our underwritten public offering in April 2017, $5.3 million in net proceeds from issuance of common stock in Capital on DemandTM transactions, $0.2 million in proceeds from the exercise of common stock warrants and the release of restricted cash of $13.6 million related to the redemption of some of the redeemable convertible notes which was offset by payments of $13.6 million related to the redemption of such notes.

Cash provided by financing activities for the six months ended June 30, 2016 was $0.2 million, due primarily to $0.2 million in net proceeds from issuance of common stock in Capital on DemandTM transactions and $3.4 million release of restricted cash related to the redemption of some of the redeemable convertible notes which was offset by payments of $3.4 million related to the redemption of such notes.

Contractual Obligations

The following table summarizes our fixed contractual obligations as of June 30, 2017 (in thousands):

	Payments due by period
	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Contractual Obligations:
Operating lease obligations(1)	$499	$—	$—	$—	$499
CMC Manufacturing obligations(2)	1,291	—	—	—	1,291
Total contractual obligations(3)	$1,790	$—	$—	$—	$1,790

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

Critical Accounting Polices and Estimates

Certain of our accounting policies that involve a higher degree of judgment and complexity are discussed in “Part II - Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operation - Critical Accounting Estimates” in the Annual Report. There have been no significant changes to these critical accounting estimates during the first six months of 2017.

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

However, because of the short-term nature of the instruments in our portfolio, a sudden change in market interest rates would not be expected to have a material impact on the fair market value of our investment portfolio. As of June 30, 2017, we had cash and cash equivalents of $32.4 million, which consisted of bank deposits and money market funds. The Notes we issued in August 2015 in connection with the Merger do not bear interest and thus a change in market interest rates would not have an impact on an interest expense related to these redeemable convertible notes. Accordingly, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our investment portfolio.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2017, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified during the first six months of 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is expensive. We expect our research and development expenses to increase with our ongoing activities, particularly activities related to the continued clinical development of marzeptacog alfa (activated), including a clinical efficacy trial and, if Phase 1 clinical trials of CB 2679d/ISU304 are successful, an efficacy trial for that compound. Until we can generate sufficient revenue from our product candidates, if ever, we expect to finance future cash needs through public or private equity offerings, debt financings, corporate collaborations and/or licensing arrangements. Additional funds may not be available when we need them on terms that are acceptable, or at all. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate one or more of our research or development programs.

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

CATALYST BIOSCIENCES, INC.

Date: August 3, 2017	/s/ Nassim Usman, Ph.D.
Nassim Usman, Ph.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 3, 2017	/s/ Fletcher Payne
Fletcher Payne
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1

Certificate of Designation of Preferences, Rights and Limitations, filed with the Delaware Secretary of State on April 10, 2017, with respect to the Series A Preferred Stock, incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 000-51173) filed with the SEC on April 13, 2017

4.1	Form of Common Stock Purchase Warrant, incorporated by reference to Exhibit 4.5 to the registrant’s Registration Statement on Form S-1 (No. 333-216663) dated April 4, 2017
10.1*

Catalyst Biosciences, Inc. (formerly Targacept, Inc.) 2015 Stock Incentive Plan (as Amended and Restated Effective June 15, 2017), incorporated by reference to Appendix A of the definitive proxy statement for the Annual Meeting filed by the Company on May 18, 2017

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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of June 30, 2017 (unaudited) and December 31, 2016; (ii) the Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2017 and 2016 (unaudited); (iii) the Consolidated Statement of Stockholders’ Equity as of June 30, 2017 (unaudited); (iv) the Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and 2016 (unaudited); and (v) the Notes to Unaudited Interim Consolidated Financial Statements.

*Management contract or compensatory plan or arrangement