Form 10-Q
period 2017-09-30
CATALYST BIOSCIENCES, INC.
filed 2017-11-02
CIK 1124105

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of October 31, 2017, the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 4,310,561.

CATALYST BIOSCIENCES, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Catalyst Biosciences, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	September 30, 2017	December 31, 2016
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$10,973	$10,264
Short-term investments	16,477	6,800
Restricted cash	5,727	19,468
Accounts receivable	52	31
Prepaid and other current assets	849	958
Total current assets	34,078	37,521
Restricted cash, noncurrent	—	125
Property and equipment, net	315	444
Total assets	$34,393	$38,090
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,460	$837
Accrued compensation	920	596
Other accrued liabilities	1,095	805
Deferred revenue, current portion	530	283
Deferred rent, current portion	18	41
Redeemable convertible notes	5,488	19,403
Total current liabilities	9,511	21,965
Deferred revenue, noncurrent portion	—	47
Deferred rent, noncurrent portion	—	7
Total liabilities	9,511	22,019
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; 5,500 and 0 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized; 4,310,561 and 801,756 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	4	1
Additional paid-in capital	192,615	164,053
Accumulated other comprehensive income (loss)	4	(1)
Accumulated deficit	(167,741)	(147,982)
Total stockholders’ equity	24,882	16,071
Total liabilities and stockholders’ equity	$34,393	$38,090

The accompanying notes are an integral part of these condensed consolidated financial statements.

Catalyst Biosciences, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Contract revenue	$318	$109	$700	$328
Operating expenses:
Research and development	3,805	3,396	9,286	8,443
General and administrative	2,391	2,425	7,407	7,083
Total operating expenses	6,196	5,821	16,693	15,526
Loss from operations	(5,878)	(5,712)	(15,993)	(15,198)
Interest and other income, net	85	941	185	2,003
Net loss	(5,793)	(4,771)	(15,808)	(13,195)
Deemed dividend for convertible preferred stock beneficial conversion feature	-	—	(3,951)	—
Net loss attributable to common stockholders	$(5,793)	$(4,771)	$(19,759)	$(13,195)
Net loss per share attributable to common stockholders, basic and diluted	$(1.34)	$(6.04)	$(6.49)	$(17.10)
Shares used to compute net loss per share attributable to common stockholders, basic and diluted	4,310,561	789,796	3,043,919	771,713

The accompanying notes are an integral part of these condensed consolidated financial statements.

Catalyst Biosciences, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net loss	$(5,793)	$(4,771)	$(15,808)	$(13,195)
Other comprehensive income (loss):
Unrealized gain on available-for-sale securities	4	3	5	3
Total comprehensive loss	$(5,789)	$(4,768)	$(15,803)	$(13,192)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Catalyst Biosciences, Inc.

Condensed Consolidated Statement of Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	(Deficit)
Balance at December 31, 2016	—	$—	801,756	$1	$164,053	$(1)	$(147,982)	$16,071
Stock-based compensation expense	—	—	—	—	556	—	—	556
Issuance of common stock, net of issuance costs	—	—	439,880	1	5,335	—	—	5,336
Issuance of convertible preferred stock, common stock and warrants for follow-on offering, net of issuance costs	13,350	—	1,470,000	2	18,561	—	—	18,563
Issuance of common stock upon exercise of warrants	—	—	28,925	—	159	—	—	159
Conversion of preferred stock to common stock	(7,850)	—	1,570,000	—	—	—	—	—
Deemed dividend for preferred stock beneficial conversion feature	—	—	—	—	3,951	—	(3,951)	—
Unrealized gain on available-for-sale securities	—	—	—	—	—	5	—	5
Net loss	—	—	—	—	—	—	(15,808)	(15,808)
Balance at September 30, 2017	5,500	$—	4,310,561	$4	$192,615	$4	$(167,741)	$24,882

The accompanying notes are an integral part of these condensed consolidated financial statements.

Catalyst Biosciences, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Operating Activities
Net loss	$(15,808)	$(13,195)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	556	505
Depreciation and amortization	132	328
Gain on extinguishment of redeemable convertible notes	—	(92)
Change in fair value of derivative liability	—	(1,036)
Changes in operating assets and liabilities:
Accounts receivable	(20)	391
Prepaid and other current assets	109	484
Accounts payable	623	(410)
Accrued compensation and other accrued liabilities	614	(127)
Deferred rent	(29)	(14)
Deferred revenue	200	(329)
Net cash flows used in operating activities	(13,623)	(13,495)
Investing Activities
Proceeds from maturities of short-term investments	6,800	6,601
Purchase of investments	(16,474)	(13,404)
Change in restricted cash	(49)	—
Purchases of property and equipment	(3)	(346)
Net cash flows used in investing activities	(9,726)	(7,149)
Financing Activities
Release of restricted cash due to conversion and redemption of redeemable convertible notes	13,915	4,075
Payments for the redemption of redeemable convertible notes	(13,915)	(4,075)
Proceeds from issuance of common stock, net of issuance costs	5,336	865
Proceeds from issuance of preferred stock, common stock and warrants for follow-on offering, net of issuance costs	18,563	—
Proceeds from exercise of warrants	159	—
Net cash flows provided by financing activities	24,058	865
Net increase (decrease) in cash and cash equivalents	709	(19,779)
Cash and cash equivalents at beginning of period	10,264	29,096
Cash and equivalents at end of period	$10,973	$9,317

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Deemed dividend for convertible preferred stock beneficial conversion feature	3,951	—
Conversion of convertible notes to common stock	—	1

The accompanying notes are an integral part of these condensed consolidated financial statements

Catalyst Biosciences, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	Nature of Operations

Catalyst Biosciences, Inc. (the “Company” or “Catalyst”) is a clinical-stage biotechnology company focused on developing novel medicines to address hematology indications, including the treatment of hemophilia. Its facilities are in South San Francisco, California and it operates in one segment. Prior to August 20, 2015, the name of the Company was Targacept, Inc. (“Targacept”). On August 20, 2015, Targacept completed its business combination with Catalyst (the “Merger”).

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

Based on the current status of its research and development plans, the Company believes that its existing cash, cash equivalents and investments as of September 30, 2017 will be sufficient to fund its cash requirements for at least the next 12 months from the date of the filing of this quarterly report. If, at any time, the Company’s prospects for financing its research and development programs decline, the Company may decide to reduce research and development expenses by delaying, discontinuing or reducing its funding of one or more of its research or development programs. Alternatively, the Company might raise funds through strategic collaborations, public or private financings or other arrangements. Such funding, if needed, may not be available on favorable terms, or at all.

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

The Company’s significant accounting policies are included in “Part II - Item 8 - Financial Statements and Supplementary Data - Note 2 – Summary of Significant Accounting Policies” in the Company’s Annual Report. There have been no significant changes to these accounting policies during the first nine months of 2017.

3.	Fair Value Measurements

For a description of the fair value hierarchy and the Company’s fair value methodology, see “Part II - Item 8 - Financial Statements and Supplementary Data - Note 2 – Summary of Significant Accounting Policies” in the Company’s Annual Report. There were no significant changes in these methodologies during the nine months ended September 30, 2017. As of September 30, 2017 and December 31, 2016, the Company’s highly liquid money market funds included within cash equivalents, restricted cash and U.S. government agency securities are valued using Level 1 inputs. The Company classifies its federal agency securities as Level 2. There were no transfers in or out of Level 1 and Level 2 during the periods presented.

Liabilities that are measured at fair value consist of the derivative liability associated with the redeemable convertible notes (see Note 5) and are valued using Level 3 inputs. There were no transfers in or out of Level 3 during the periods presented.

As of September 30, 2017 and December 31, 2016 the fair value of the derivative liability was immaterial. The estimated reporting date fair value-based measurement of the derivative liability was calculated using the Black-Scholes valuation model.

Catalyst Biosciences, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) - (Continued)

The following tables present the fair value hierarchy for assets and liabilities measured at fair value on a recurring basis as of September 30, 2017 and December 31, 2016 (in thousands):

	September 30, 2017
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds(1)	$10,973	$—	$—	$10,973
U.S. government agency securities(3)	14,981	$—	$—	14,981
Restricted cash (money market funds)(2)	5,727	—	—	5,727
Agency securities(3)	—	1,496	—	1,496
Total financial assets	$31,681	$1,496	$—	$33,177

(1)	Included in cash and cash equivalents on accompanying condensed consolidated balance sheets.
(2)

$5.5 million of restricted cash in the Indenture serves as full collateral for the redeemable convertible notes and $0.1 million of restricted cash serves as collateral for the Company’s corporate credit card and deposit for its facility lease.

(3)	Included in short-term investments on accompanying condensed consolidated balance sheets and are classified as available-for-sale securities.

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds(1)	$10,156	$—	$—	$10,156
Restricted cash (money market funds)(2)	19,593	—	—	19,593
U.S. government agency securities(3)	6,800	—	—	6,800
Total financial assets	$36,549	$—	$—	$36,549

(1)	Included in cash and cash equivalents on accompanying condensed consolidated balance sheets.
(2)

$19.4 million of restricted cash in the Indenture serves as full collateral for the redeemable convertible notes and $0.1 million of restricted cash serves as collateral for the Company’s corporate credit card and deposit for its facility lease.

(3)	Included in short-term investments on accompanying condensed consolidated balance sheets and are classified as available-for-sale securities.
4.	Financial Instruments

Cash equivalents, restricted cash and short-term investments which are classified as available-for-sale securities, consisted of the following (in thousands):

September 30, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$10,973	$—	$—	$10,973
U.S. government agency securities	14,980	2	(1)	14,981
Restricted cash (money market funds)	5,727	—	—	5,727
Agency securities	1,495	1	—	1,496
Total financial assets	$33,175	$3	$(1)	$33,177
Classified as:
Cash and cash equivalents				$10,973
Short-term investments				16,477
Restricted cash (money market funds)				5,727
				$33,177

Catalyst Biosciences, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) - (Continued)

December 31, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$10,156	$—	$—	$10,156
Restricted cash (money market funds)	19,593	—	—	19,593
U.S. government agency securities	6,802	—	(2)	6,800
Total financial assets	$36,551	$—	$(2)	$36,549
Classified as:
Cash and cash equivalents				$10,156
Restricted cash (money market funds)				19,593
Short-term investments				6,800
				$36,549

There have been no significant realized gains or losses on available-for-sale securities for the periods presented. The carrying amounts of cash, accounts receivable, other receivables, accounts payable, other payables and redeemable convertible notes approximate their fair values due to the short-term maturity of these instruments.

5.	Redeemable Convertible Notes

On August 19, 2015, immediately prior to the Merger, the Company issued to Targacept stockholders non-interest bearing redeemable convertible notes (the “Notes”) in the aggregate principal amount of $37.0 million. The Notes do not bear interest. The principal amount of the Notes is convertible, at the option of each noteholder, into cash or into shares of the Company’s common stock at a conversion rate of $137.85 per share, and are payable in cash, if not previously redeemed or converted, at maturity on February 19, 2018, the 30-month anniversary of the closing of the issuance of the Notes.

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

As of September 30, 2017 and December 31, 2016, the fair value of the derivative liability was immaterial. The estimated reporting date fair value-based measurement of the derivative liability was calculated using the Black-Scholes valuation model.

The Company recognized no interest expense for both the three and nine months ended September 30, 2017 and 2016, related to the amortization of the debt discount on the Company’s consolidated statement of operations as the redeemable convertible notes are immediately fully redeemable at the option of the holders and the entire debt discount was accreted immediately after the Merger.

As of September 30, 2017, the Notes had a balance of $5.5 million, $31.2 million of the Notes were redeemed and $0.3 million of the Notes were converted into common stock. $13.9 million of the Notes were redeemed during the nine months ended September 30, 2017. There was no gain on the extinguishment of Notes upon the redemption of the Notes during the three and nine months ended September 30, 2017.

Catalyst Biosciences, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) - (Continued)

6.	Stock Based Compensation

The following table summarizes stock option activity under the Company’s equity incentive plans and related information:

	Number of Shares Underlying Outstanding Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)
Outstanding — December 31, 2016	140,990	$127.56	3.93
Options granted	692,000	$4.54
Options canceled	(141)	$41.91
Options forfeited	(60,854)	$165.77
Outstanding — September 30, 2017	771,995	$14.30	9.37
Exercisable — September 30, 2017	106,953	$64.96	7.10
Vested and expected to vest — September 30, 2017	771,995	$14.30	9.37

Valuation Assumptions

The Company estimated the fair value of stock options granted using the Black-Scholes option-pricing formula and a single option award approach. Due to its limited history as a public company and limited number of sales of its common stock, the Company estimated its volatility considering a number of factors including the use of the volatility of comparable public companies. The expected term of options granted under the Plan, all of which qualify as “plain vanilla” per SEC Staff Accounting Bulletin 107, is determined based on the simplified method due to the Company’s limited operating history, and is 5.99 years based on the average between the vesting period and the contractual life of the option. The risk-free rate is based on the yield of a U.S. Treasury security with a term consistent with the option. This fair value is being amortized ratably over the requisite service periods of the awards, which is generally the vesting period. The fair value of employee stock options was estimated using the following weighted-average assumptions for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30,
	2017	2016
Employee Stock Options:
Risk-free interest rate	2.02%	1.41%
Expected term (in years)	5.99	5.92
Dividend yield	—	—
Volatility	110.42%	75.04%
Weighted-average fair value of stock options granted	$3.79	$16.05

Total stock-based compensation recognized was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Research and development	$62	$68	$97	$172
General and administrative	263	120	459	333
Total stock-based compensation	$325	$188	$556	$505

As of September 30, 2017, 404,632 shares of common stock were available for future grant and 771,995 options to purchase shares of common stock were outstanding, additionally as of September 30, 2017 the Company had unrecognized employee stock-based compensation expense of $3.1 million, related to unvested stock awards, which is expected to be recognized over an estimated weighted-average period of 3.10 years.

Catalyst Biosciences, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) - (Continued)

7.	Collaborations

Pfizer

Pursuant to an agreement entered on December 8, 2016, in connection with the termination of a prior license and development agreement, Pfizer granted the Company an exclusive license to Pfizer’s proprietary rights for manufacturing materials and processes that apply to Factor VIIa variants, CB 813a and marzeptacog alfa (activated). Pfizer also transferred to the Company the IND application and documentation related to the development, manufacturing and testing of the Factor VIIa products as well as the orphan drug designation. The Company agreed to make contingent cash payments to Pfizer in an aggregate amount equal to up to $17.5 million, payable upon the achievement of clinical, regulatory and commercial milestones. Following commercialization of any covered product, Pfizer would also receive a single-digit royalty on net product sales on a country-by-country basis for a predefined royalty term. No amounts have been paid to date under this new agreement.

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

Contract revenue of $0.3 million and $0.1 million for the three months ended September 30, 2017 and 2016 and $0.7 million and $0.3 million for the nine months ended September 30, 2017 and 2016, respectively, reflected (i) for all periods presented the amortization of the up-front fee over the estimated period of the Company’s performance obligations under the agreement, which began in September 2013 when the agreement was executed and is estimated to conclude in February 2018 and (ii) $0.2 million and $0.5 for the three and nine months ended September 30, 2017, respectively, recorded for milestone payments, which are recognized over the estimated remaining period of the Company’s performance obligation under the agreement. During the nine months ended September 30, 2017, the Company received milestone payments from ISU Abxis of $0.9 million. The deferred revenue balance related to the ISU Abxis collaboration was $0.5 million and $0.3 million as of September 30, 2017 and December 31, 2016, respectively.

8.	Net Loss per Share Attributable to Common Stockholders

The following table sets forth the computation of the basic and diluted net loss per share attributable to common stockholders during the three and nine months ended September 30, 2017 and 2016 (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net loss attributable to common stockholders	$(5,793)	$(4,771)	$(19,759)	$(13,195)
Weighted-average number of shares used in computing net loss per share, basic and diluted	4,310,561	789,796	3,043,919	771,713
Net loss available for common stockholders per share, basic and diluted	$(1.34)	$(6.04)	$(6.49)	$(17.10)

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

	September 30,	December 31,
	2017	2016
Options to purchase common stock	771,995	140,990
Convertible preferred stock(1)	1,100,000	—
Common stock warrants	2,053,114	12,063
Redeemable convertible notes	39,814	140,743
Total	3,964,923	293,796
(1)	As of September 30, 2017, represents 5,500 shares of Series A Preferred Stock on an as converted basis to 1.1 million shares of common stock.
9.	Stockholders’ Equity

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

The Company sold an aggregate of 479,681 shares of common stock in the open market at a weighted-average selling price of $13.55 per share, for net proceeds (net of commissions) of $6.3 million through September 30, 2017, of which $5.5 million were sold in the nine months ended September 30, 2017, in the Capital on DemandTM program. The Company charged approximately $0.2 million for JonesTrading commission against additional paid-in capital through September 30, 2017. As of September 30, 2017, the Company has no more common stock available for sale under the program.

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

Series A Convertible Preferred Stock — In connection with the closing on April 12, 2017 of the public offering, the Company filed the Certificate of Designation of Preferences, Rights and Limitations of the Series A Preferred Stock (the “Certificate of Designation”) with the Secretary of State of the State of Delaware. The Certificate of Designation describes the rights, preferences and privileges of the shares of Series A Preferred Stock. With certain exceptions, the shares of Series A Preferred Stock rank on par with the shares of the Common Stock, in each case, as to dividend rights and distributions of assets upon liquidation, dissolution or winding up of the Company.

Upon its issuance, the Series A Preferred Stock was not considered a liability or temporary equity and as such the Series A Preferred Stock was recorded in permanent equity on the Company’s balance sheet.

The Company determined that the contingent liquidated damages feature embedded in the Series A Preferred Stock meets the criteria of a derivative that requires bifurcation from the Series A Preferred Stock. This derivative had an immaterial value as of September 30, 2017.

During the nine months ended September 30, 2017, 7,850 shares of the Company’s Series A Preferred Stock were converted into 1,570,000 shares of common stock of the Company. As of September 30, 2017, there were 5,500 shares of Series A Preferred Stock issued and outstanding.

Beneficial Conversion Feature Series A Preferred Stock (deemed dividend) — Each share of Series A Preferred Stock is convertible into 200 shares of common stock, at any time, at the option of the holder. The net proceeds to the Company of $18.6 million were allocated to the common stock, Preferred A Stock and warrants (see below) based on a relative fair value basis. This resulted in $10.1 million being allocated to the Preferred A Stock and reflected on an effective conversion price of $3.80

Catalyst Biosciences, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) - (Continued)

per share. On April 12, 2017, the date of issuance of the Series A Preferred Stock, the publicly traded common stock price was $5.28 per share.

Based on the guidance in ASC 470-20-20, the Company determined that a beneficial conversion feature exists, as the effective conversion price for the shares of Series A Preferred Stock at issuance was less than the fair value of the common stock into which the shares of Series A Preferred Stock are convertible. The beneficial conversion feature calculated based on the intrinsic value as of the date of issuance was approximately $4.0 million. This amount was then accreted as a deemed dividend, which is a non-cash transaction. As the conversion rights were 100% effective at the time of issuance, the deemed dividend was immediately charged to accumulated deficit.

Warrants — In connection with the closing on April 12, 2017 of the public offering and the overallotment option, the Company issued warrants to purchase 2,070,000 shares of common stock at an exercise price of $5.50 per share. Upon their issuance, the common stock warrants were determined to be equity instruments under ASC 480 and ASC 815-40.

The following is a summary of warrant activity for the nine months ended September 30, 2017:

	Number of Shares
	Underlying Warrants	Exercise Price	Expiration
Outstanding — December 31, 2016	12,039	$145.11
Issued	2,070,000	$5.50	April 12, 2022
Exercised	(28,925)	$5.50
Outstanding — September 30, 2017	2,053,114

10.	Commitments and Contingencies

Operating Leases

The Company leases office space for its corporate headquarters in South San Francisco, California. The lease will expire in February 2018.

Future minimum lease payments under all non-cancelable operating leases as of September 30, 2017, were as follows (in thousands):

Minimum Lease Payments
2017	187
2018	125
Total future minimum lease payments	312

Manufacturing Agreements

On May 20, 2016, the Company entered into a development and manufacturing services agreement with CMC ICOS Biologics, Inc. (“CMC”), pursuant to which CMC will conduct manufacturing development and, upon successful development of the manufacturing process, manufacture the Company’s next-generation Factor VIIa variant marzeptacog alfa (activated) that the Company intends to use in its clinical trials. The Company has agreed to a total of $3.8 million in payments to CMC pursuant to the initial statement of work under the Agreement, subject to completion of applicable work stages. As of September 30, 2017, the Company’s remaining obligations to CMC were $0.7 million under the agreement.

Catalyst Biosciences, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) - (Continued)

11.     Interest and Other Income

The following table shows the detail of other income/(expense), net for the three and nine month periods ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Gain on sale of assets	$—	$804	$—	$804
Change in derivative liability	—	99	—	1,036
Other Income, net	85	38	185	163
Total Other Income/(expense), net	$85	$941	$185	$2,003

As of September 30, 2017 and December 31, 2016, the fair value of the derivative liability associated with the Notes (see Note 5) was immaterial.

12.     Subsequent Events

In October 2017 the Company announced a strategic research collaboration with Mosaic Biosciences, Inc. (“Mosaic”) to develop intravitreal anti-complement factor 3 (C3) products for the treatment of Dry AMD and other retinal diseases. According to the agreement the Company and Mosaic will co fund the research. Dr. Usman, our Chief Executive Officer and a member of our board of directors, and Mr. Lawlor, a member of our board of directors, are members of the board of directors of Mosaic. The transaction was reviewed by disinterested members of our board of directors and approved by our audit committee.

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

Our next most advanced hemophilia program, a highly potent next-generation coagulation Factor IX variant, CB 2679d/ISU304, is currently enrolling individuals in a Phase 1/2 subcutaneous dosing trial, evaluating safety and efficacy of CB 2679d/ISU304 in individuals with hemophilia B, sponsored by our collaborators, ISU Abxis. The objective of this study is to achieve normal Factor IX activity trough levels. CB 2679d/ISU304 is IND-approved in South Korea and has been granted orphan drug designation by the U.S. Food and Drug Administration (“FDA”) and orphan medicinal product designation by the Committee for Orphan Medicinal Products (“COMP”) of the European Commission (“EC”). ISU Abxis initiated this trial in June 2017 and expect to enroll up to 17 study subjects in South Korea. Dosing of the first two of up to five cohorts, has been completed, with completion anticipated in the first quarter of 2018.

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

We believe that subcutaneous dosing of our next-generation factors will result in progressive increases in activity levels until they reach a stable therapeutic target range in the blood (ideally mild hemophilia to normal levels). Conversely, dosing by intravenous infusions results in high initial Factor levels in the blood followed by a rapid fall off in activity to a trough level in a range that is measured as moderate or severe hemophilia and resulting in higher bleeding risk. Stable and higher factor levels could potentially yield a significant improvement in outcomes and have the added benefit of convenience over competing intravenous therapeutics, particularly when administered to children, and where venous access is challenging.

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

In September 2013, we signed a license and collaboration agreement with ISU Abxis pursuant to which we licensed our proprietary human Factor IX products to ISU Abxis for initial development in South Korea. Under the agreement, ISU Abxis is responsible for manufacturing, preclinical development activities and clinical development through a proof-of-concept Phase 1/2 study in individuals with hemophilia B. We have the sole rights and responsibility for worldwide development, manufacture, and commercialization of Factor IX products after Phase 1/2 development. ISU Abxis may exercise its right of first refusal to acquire commercialization rights in South Korea, in which case they would be entitled to profit sharing on worldwide sales. ISU Abxis paid us an up-front fee of $1.75 million and is obligated to pay to us contingent milestone-based payments on the occurrence of certain defined development events, of which two have been achieved as of September 30, 2017. Collaboration and license revenue related to the ISU Abxis agreement was $0.3 million and $0.1 million during the three months ended September 30, 2017 and 2016 and $0.7 million and $0.3 million during the nine months ended September 30, 2017 and 2016, respectively, that reflect the amortization of the up-front fee over the estimated period of our performance obligations, which are estimated to conclude in February 2018 and $0.2 million and $0.5 for the three and nine months ended September 30, 2017, respectively, recorded for milestones payments, which are recognized over the estimated remaining period of the Company’s performance obligation under the agreement. During the nine months ended September 30, 2017, the Company received milestone payments from ISU Abxis of $0.9 million. We had a deferred revenue balance of $0.5 million as of September 30, 2017 related to the ISU Abxis collaboration.

We continue to explore licensing opportunities for our anti-complement programs in DGF and Dry AMD, however our focus remains on advancing marzeptacog alfa (activated) and CB 2679d/ISU304 through Phase 2/3 and Phase 1/2 clinical trials for hemophilia indications, respectively. In October 2017, we announced a strategic research collaboration with Mosaic Biosciences, Inc. to develop intravitreal anti-complement factor 3 (C3) products for the treatment of Dry AMD and other retinal diseases.

We have never been profitable and have incurred significant operating losses in each year since inception. Our net losses were $5.8 million and $4.8 million for the three months ended September 30, 2017 and 2016, respectively and $15.8 million and $13.2 million during the nine months ended September 30, 2017 and 2016, respectively. As of September 30, 2017, we had an accumulated deficit of $167.7 million. Substantially all our operating losses resulted from expenses incurred in our research and development programs and from general and administrative costs associated with our operations.

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

Financial Operations Overview

Contract Revenue

Our contract revenue was generated by recognizing revenue from the amortization of up-front and milestone licensee fees for research and development services under our collaboration agreements with ISU Abxis. Payments made to us under this agreement are recognized over the remaining period of performance for the arrangement. We may also be entitled to receive additional milestone payments and other contingent payments upon the occurrence of specific events. We have not generated any revenue from commercial product sales to date. ISU Abxis represents 100% of our total contract revenue for the three and nine months ending September 30, 2017 and 2016.

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

Research and development expenses consist primarily of the following:

•	employee-related expenses, which include salaries, benefits and stock-based compensation;
•	laboratory and vendor expenses, including payments to consultants, related to the execution of preclinical, non-clinical, and clinical studies;
•	the cost of acquiring and manufacturing preclinical and clinical materials and developing manufacturing processes;
•	clinical trial expenses, including costs of third-party clinical research organizations;
•	performing toxicity studies; and
•	facilities and other allocated expenses, which include direct and allocated expenses for rent and maintenance of facilities, depreciation and amortization expense and other supplies.

The following table summarizes our research and development expenses during the three and nine months ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Personnel costs	$563	$1,510	$1,318	$3,538
Preclinical research	651	649	1,487	2,006
Clinical manufacturing	2,401	935	5,948	1,837
Facility and overhead	190	302	533	1,062
Total research and development expenses	$3,805	$3,396	$9,286	$8,443

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

On September 3, 2016, our Board of Directors approved reducing our workforce by 10 employees, or approximately 50% of our workforce consistent with a revised strategic plan to reallocate our resources to our hemostasis programs, including our highly potent next-generation Factor VIIa variant marzeptacog alfa (activated), and our highly potent next-generation Factor IX CB 2679d/ISU304. This reduction in force was completed by the fourth quarter 2016 and we recorded restructuring charges of $1.0 million, for the year ended December 31, 2016. In connection with the restructuring, we received proceeds of $0.9 million for property and equipment from the sale of excess equipment and other assets, which are recorded in other income for the year ended December 31, 2016. There was no further expense recorded during the three and nine months ended September 30, 2017.

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

We have agreed to a total of $3.8 million in payments to CMC pursuant to the initial statement of work under the Agreement, subject to completion of applicable work stages. In the event that clinical manufacturing batches need to be cancelled or rescheduled, we would be obligated to pay for a portion of CMC’s manufacturing fees less certain fees that CMC is able to mitigate. The initial term of the agreement is ten years or, if later, until all stages under outstanding statements of work have been completed. Either party may terminate the agreement in its entirety upon written notice of a material uncured breach or upon the other party’s bankruptcy, and we may terminate the agreement upon prior notice for any reason. In addition, each party may terminate the agreement in the event that the manufacturing development activities cannot be completed for technical or scientific reasons. As of September 30, 2017, we have $0.7 million in payment obligations to CMC remaining under the agreement.

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

Interest and Other Income, Net

Interest and other income consists primarily of interest income on our investment portfolio and in 2016 the sale of assets acquired from Targacept in the Merger and changes in fair value of the derivative liability. The accounting for the redeemable convertible notes, which are convertible into shares of our common stock, requires us to bifurcate the derivative liability and account for it as a derivative liability at its estimated fair value upon issuance. The derivative liability is remeasured to estimated fair value as of each balance sheet date. As of September 30, 2017 and December 31, 2016, the fair value of the derivative liability was immaterial.

Results of Operations

The following tables set forth our results of operations data for the periods presented (in thousands):

	Three Months Ended September 30,
	2017	2016	Change ($)	Change (%)
Contract revenue	$318	$109	$209	192%
Operating expenses:
Research and development	3,805	3,396	409	12%
General and administrative	2,391	2,425	(34)	(1)%
Total operating expenses	6,196	5,821	375	6%
Loss from operations	(5,878)	(5,712)	(166)	3%
Interest and other income	85	941	(856)	(91)%
Net loss	$(5,793)	$(4,771)	$(1,022)	21%

	Nine Months Ended September 30,
	2017	2016	Change ($)	Change (%)
Contract revenue	$700	$328	$372	113%
Operating expenses:
Research and development	9,286	8,443	843	10%
General and administrative	7,407	7,083	324	5%
Total operating expenses	16,693	15,526	1,167	8%
Loss from operations	(15,993)	(15,198)	(795)	5%
Interest and other income	185	2,003	(1,818)	(91)%
Net loss	$(15,808)	$(13,195)	$(2,613)	20%

Contract Revenue

Contract revenue was $0.3 million and $0.1 million during the three months ended September 30, 2017 and 2016, an increase of $0.2 million, or 192%. The increase was due to the amortization of milestone payments received in 2017 from ISU Abxis under our collaboration agreement.

Contract revenue was $0.7 million and $0.3 million during the nine months ended September 30, 2017 and 2016, an increase of $0.4 million, or 113%. The increase was due to the amortization of milestone payments received in 2017 from ISU Abxis under our collaboration agreement.

Research and Development Expenses

Research and development expenses were $3.8 million and $3.4 million during the three months ended September 30, 2017 and 2016, respectively, an increase of $0.4 million, or 12%. The increase was due primarily to an increase of $1.5 million related to manufacturing expenses for marzeptacog alfa (activated), partially offset by a decrease of $1.0 million in personnel-related costs and a decrease of $0.1 million in lab and facility costs, both in connection with the reduction in workforce.

Research and development expenses were $9.3 million and $8.4 million during the nine months ended September 30, 2017 and 2016, respectively, an increase of $0.9 million, or 10%. The increase was due primarily to an increase of $4.1 million related to manufacturing expenses for marzeptacog alfa (activated), partially offset by a decrease of $2.2 million in personnel-related costs and a decrease of $0.5 million in lab supply and facility costs both in connection with the reduction in workforce as well as a decrease of $0.5 million in costs related to preclinical third-party research and development service contracts.

General and Administrative Expenses

General and administrative expenses was $2.4 million during both the three months ended September 30, 2017 and 2016.

General and administrative expenses were $7.4 million and $7.1 million during the nine months ended September 30, 2017 and 2016, respectively, an increase of $0.3 million, or 5%. The increase was due primarily to an increase of $0.6 million in personnel-related costs as a result of increased headcount and stock-based compensation costs and $0.1 million related to facility and other costs; partially offset by a decrease of $0.4 million in professional service costs.

Interest and Other Income

Interest and other income was $0.1 million and $0.9 million during the three months ended September 30, 2017 and 2016, respectively, a decrease of $0.8 million, or 91%. The decrease was due primarily to a $0.8 million net gain recognized in 2016, related to the sale of assets in 2016.

Interest and other income was $0.2 million and $2.0 million during the nine months ended September 30, 2017 and 2016, respectively, a decrease of $1.8 million, or 91%. The decrease was due primarily to a $1.0 million gain recognized in 2016, related to the change in fair value of the derivative liability in 2016 and $0.8 million net gain recognized in 2016, related to the sale of assets in 2016.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers. Subsequently, the FASB has issued the following standards related to ASU 2014-09: ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations; ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and

Licensing; and ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. We will adopt ASU 2016-08, ASU 2016-10 and ASU 2016-12 with ASU 2014-09 (collectively, the “new revenue standards”), beginning in the first quarter of 2018. The new revenue standards may be applied retrospectively to each prior period presented or prospectively with the cumulative effect recognized as of the date of adoption. Given the Company’s current level of revenue, we do not expect a significant impact from the adoption of this new accounting guidance on our financial statements and footnote disclosures.

Liquidity and Capital Resources

As of September 30, 2017, we had $27.5 million of cash, cash equivalents and short-term investments. We have an accumulated deficit of $167.7 million as of September 30, 2017. Our primary uses of cash are to fund operating expenses, including research and development expenditures and general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in its outstanding accounts payable and accrued expenses.

On March 16, 2016, we entered into a Capital on DemandTM Sales Agreement with JonesTrading. In accordance with the terms of the sales agreement, we were able to offer and sell shares of our common stock having an aggregate offering price up to $6.5 million, subject to certain limitations, from time to time in one or more public offerings of our common stock, with JonesTrading acting as agent, in transactions pursuant to a shelf registration statement that was declared effective by the SEC on April 28, 2016. We sold 479,681 shares of common stock in the open market for net proceeds (net of commissions) of $6.3 million through September 30, 2017, in the Capital on DemandTM program. As of September 30, 2017, we had no more common stock available for sale under the Controlled Equity OfferingTM program.

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

We believe that our existing capital resources will be sufficient to meet our projected operating requirements for at least the next 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. We plan to continue to fund losses from operations and capital funding needs through future equity and/or debt financings, as well as potential additional asset sales, licensing transactions, collaborations or strategic partnerships with other companies. The sale of additional equity or convertible debt could result in additional dilution to our stockholders. The incurrence of indebtedness would result in debt service obligations and could result in operating and financing covenants that would restrict our operations. Licensing transactions, collaborations or strategic partnerships may result in us relinquishing valuable rights. We can provide no assurance that financing will be available in the amounts we need or on terms acceptable to us, if at all. If we are not able to secure adequate additional funding we may be forced to delay, make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, and/or suspend or curtail planned programs. Any of these actions could materially harm our business.

The following table summarizes our cash flows for the periods presented (in thousands):

	Nine Months Ended September 30,
	2017	2016
Cash used in operating activities	$(13,623)	$(13,495)
Cash used in investing activities	(9,726)	(7,149)
Cash provided by financing activities	24,058	865
Net increase (decrease) in cash and cash equivalents	$709	$(19,779)

Cash Flows from Operating Activities

Cash used in operating activities for the nine months ended September 30, 2017 was $13.6 million, due primarily to a net loss of $15.8 million, partially offset by the change in our net operating assets and liabilities of $1.5 million due primarily to a $0.6 million increase in accrued compensation and other accrued liabilities, $0.6 million increase in accounts payable, $0.2 million increase in deferred revenue due to the additional milestone fees from our collaborations and a $0.1 million decrease in prepaid expenses. Non-cash charges of $0.6 million were recorded for stock-based compensation and $0.1 million for depreciation and amortization.

Cash used in operating activities for the nine months ended September 30, 2016 was $13.5 million, due primarily to a net loss of $13.2 million offset by non-cash gains. Non-cash gains of $1.0 million were recorded related to the change in fair value of the derivative liability and $0.1 million related to extinguishment of redeemable convertible notes, partially offset by non-cash charges of $0.5 million for stock-based compensation and $0.3 million for depreciation and amortization.

Cash Flows from Investing Activities

Cash used in investing activities for the nine months ended September 30, 2017 was $9.7 million, due primarily to $16.5 million in purchases of investments, partially offset by $6.8 million in proceeds from maturities of investments.

Cash used in investing activities for the nine months ended September 30, 2016 was $7.1 million, due primarily to $13.4 million in purchases of investments and $0.3 million related to the purchase of property and equipment, partially offset by proceeds from maturities of investments of $6.6 million.

Cash flows from Financing Activities

Cash provided by financing activities for the nine months ended September 30, 2017 was $24.1 million, due primarily to $18.6 million in net proceeds from the issuance of preferred stock, common stock and warrants related to our underwritten public offering in April 2017, $5.3 million in net proceeds from issuance of common stock in Capital on DemandTM transactions, $0.2 million in proceeds from the exercise of common stock warrants and the release of restricted cash of $13.6 million related to the redemption of some of the redeemable convertible notes which was offset by payments of $13.6 million related to the redemption of such notes.

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

Contractual Obligations

The following table summarizes our fixed contractual obligations as of September 30, 2017 (in thousands):

	Payments due by period
	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Contractual Obligations:
Operating lease obligations(1)	$312	$—	$—	$—	$312
CMC Manufacturing obligations(2)	654	—	—	—	654
Total contractual obligations(3)	$966	$—	$—	$—	$966

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

Critical Accounting Polices and Estimates

Certain of our accounting policies that involve a higher degree of judgment and complexity are discussed in “Part II - Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operation - Critical Accounting Estimates” in the Annual Report. There have been no significant changes to these critical accounting estimates during the first nine months of 2017.

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

However, because of the short-term nature of the instruments in our portfolio, a sudden change in market interest rates would not be expected to have a material impact on the fair market value of our investment portfolio. As of September 30, 2017, we had cash and cash equivalents of $27.5 million, which consisted of bank deposits and money market funds. The Notes we issued in August 2015 in connection with the Merger do not bear interest and thus a change in market interest rates would not have an impact on an interest expense related to these redeemable convertible notes. Accordingly, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our investment portfolio.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2017, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified during the first nine months of 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is expensive. We expect our research and development expenses to increase with our ongoing activities, particularly activities related to the continued clinical development of marzeptacog alfa (activated), including a clinical efficacy trial and, if Phase 1/2 clinical trials of CB 2679d/ISU304 are successful, an efficacy trial for that compound. Until we can generate sufficient revenue from our product candidates, if ever, we expect to finance future cash needs through public or private equity offerings, debt financings, corporate collaborations and/or licensing arrangements. Additional funds may not be available when we need them on terms that are acceptable, or at all. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate one or more of our research or development programs.

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

EXHIBIT INDEX

Exhibit Number	Description

10.1*	Form of Incentive Stock Option Award Notice (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on July 14, 2017).

10.2*	Form of Non-qualified Stock Option Award Notice (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, as filed with the SEC on July 14, 2017).

10.3*

Amended and Restated Employment Agreement, dated as of September 19, 2017, by and between Catalyst Biosciences, Inc. and Dr. Nassim Usman, Ph. D. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on September 22, 2017).

10.4*

Amended and Restated Employment Agreement, dated as of September 19, 2017, by and between Catalyst Biosciences, Inc. and Fletcher Payne (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, as filed with the SEC on September 22, 2017).

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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of September 30, 2017 (unaudited) and December 31, 2016; (ii) the Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2017 and 2016 (unaudited); (iii) the Consolidated Statement of Stockholders’ Equity as of September 30, 2017 (unaudited); (iv) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and 2016 (unaudited); and (v) the Notes to Unaudited Interim Consolidated Financial Statements.

*Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CATALYST BIOSCIENCES, INC.

Date: November 2, 2017	/s/ Nassim Usman, Ph.D.
Nassim Usman, Ph.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 2, 2017	/s/ Fletcher Payne
Fletcher Payne
Chief Financial Officer
(Principal Financial and Accounting Officer)