Form 10-K
period 2017-12-31
CATALYST BIOSCIENCES, INC.
filed 2018-03-19
CIK 1124105

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Emerging growth company   ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s common stock as of March 15, 2018 was 11,893,644. The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2017, was approximately $22,438,884.

CATALYST BIOSCIENCES, INC.

Annual Report on Form 10-K

Item 16.    Form 10-K Summary

LIST OF EXHIBITS	117
SIGNATURES	120

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

Overview

We are a clinical-stage biopharmaceutical company focused on developing novel medicines to address serious medical conditions for individuals who need new or better treatment options. We are focusing our product development efforts in the field of hemostasis (the process that regulates bleeding) and have a mission to develop valuable therapies for individuals with hemophilia. We engineered three improved therapeutic candidates that regulate bleeding and are advancing two into mid-stage clinical trials at this time.

Our most advanced program, a highly potent, subcutaneously administered, next-generation coagulation Factor VIIa variant, marzeptacog alfa (activated) (“MarzAA”), is currently enrolling individuals with hemophilia with an inhibitor in a Phase 2/3 subcutaneous dosing trial. The Phase 2 open-label subcutaneous efficacy trial will evaluate the ability of MarzAA to minimize spontaneous bleeding episodes in individuals with hemophilia A or B with an inhibitor. The trial will enroll up to 12 individuals with hemophilia and an inhibitor across up to ten clinical trial sites globally. MarzAA has successfully completed an intravenous Phase 1 clinical trial evaluating the pharmacokinetics, pharmacodynamics and coagulation activity in individuals with severe hemophilia A and B with and without an inhibitor. MarzAA has been granted orphan drug designation by the U.S. Food and Drug Administration (“FDA”) for routine prophylaxis to prevent bleeding episodes in individuals with hemophilia A or B with inhibitors. Interim data is expected to be announced in July 2018.

Our next most advanced program, a highly potent next-generation coagulation Factor IX variant, CB 2679d/ISU304, has completed enrollment of a Phase 1/2 subcutaneous dosing trial in South Korea, that evaluated the safety and efficacy of CB 2679d/ISU304 in individuals with severe hemophilia B, sponsored by our collaborator, ISU Abxis. The objective of this study was to demonstrate the feasibility of increasing Factor IX activity trough levels from ~1% (severe hemophilia) to >12% (mild hemophilia with a reduced chance of spontaneous joint bleeds) with six daily subcutaneous injections. CB 2679d/ISU304 has been granted orphan drug designation by the FDA and orphan medicinal product designation by the Committee for Orphan Medicinal Products (“COMP”) of the European Commission (“EC”). ISU Abxis initiated this trial in June 2017 and top line data was presented on February 9, 2018. Data from Cohorts 1 through 3 (three subjects in each cohort) showed that a single subcutaneous dose of either 75 or 150 IU/kg three days after a single intravenous dose of 75 IU/kg significantly increased the half-life of CB 2679d to 98.7 hours, equivalent to the half-life of extended-half-life intravenous agents. Cohort 4 was omitted as we observed sufficient activity of CB 2679d/ISU304 in cohorts 2 and 3.

In cohort 5, 5 subjects were dosed daily for six days with a subcutaneous dose of 140 IU/kg without a preceding intravenous dose. We observed increased Factor IX activity levels in all five subjects from very low levels after washout of prior therapy to a median Factor IX activity level of 16% (range 11.5-18%), that is well into the mild hemophilia range (5-40%), and is higher than a level required to prevent spontaneous hemarthrosis. The observed increase in Factor IX activity levels after the daily dosing was linear, indicating that continued subcutaneous dosing may achieve high-mild hemophilia Factor IX clotting activity.

Terminal subcutaneous half-life was 63.2 hours (interquartile range 60.2-64 hours) with the result that activity levels were still 4-6.4% 5 days after the last dose. No inhibitors to CB 2679d/ISU304 or Factor IX were detected to date. One subject had moderate adverse events of pain, erythema and redness after the first 2 injections and mild rating after subsequent injections. Other subjects in cohort 5 reported some of these adverse events, mainly with initial injections. Two subjects had bruising after injection when Factor IX activity levels were low that did not occur with subsequent injections as Factor IX activity levels rose.

The substantially enhanced potency of marzeptacog alfa (activated) and CB 2679d/ISU304 compared with existing treatment options may allow for effective subcutaneous prophylactic treatment of individuals with hemophilia A or B with an inhibitor or individuals with hemophilia B, respectively, especially in children, and may ultimately deliver substantially better outcomes for individuals with hemophilia.

We believe that subcutaneous dosing of our next-generation factors may result in progressive increases in activity levels until they reach a stable therapeutic target range in the blood (ideally mild hemophilia to normal levels). Conversely, dosing by intravenous infusions results in high initial Factor levels in the blood followed by a rapid fall off in activity to a trough level in a range that is measured as moderate or severe hemophilia and resulting in higher bleeding risk. This concept is illustrated in the diagram below.

Time in Mild to Normal Predicts Protection from Spontaneous Bleeds

Illustrative Clotting Agent Activity Level

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

We continue to explore licensing opportunities for our anti-complement programs in dry AMD, however our focus remains on advancing marzeptacog alfa (activated) and CB 2679d/ISU304 through Phase 2/3 and Phase 2b clinical trials for hemophilia indications, respectively. In October 2017, we announced a strategic research collaboration with Mosaic Biosciences, Inc. to develop intravitreal anti-complement factor 3 products for the treatment of dry AMD and other retinal diseases.

Based on industry reports, we estimate annual worldwide sales in 2017 for FDA-approved recombinant protease products for individuals with hemophilia A and B and an inhibitor were approximately $1.2 billion and approximately $2.2 billion when including prothrombin complex concentrate products.

Our Product Candidate Pipeline

We are currently focused on the clinical development of improved, next-generation enhanced potency Factor VIIa and Factor IX variants for subcutaneous prophylaxis. We have delayed initiating further research on our Factor Xa therapeutic program at this time, and we have a strategic research collaboration for our novel anti-C3 protease program for dry AMD, CB 2728 that we intend to out-license.

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

We believe that the shortcomings of currently approved therapies, including a requirement for intravenous infusion, are barriers to prophylactic treatment strategies that, if surmounted, could provide meaningfully improved long-term clinical outcomes for individuals with hemophilia. Catalyst's engineered FVIIa and FIX were designed to overcome current treatment limitations by allowing delivery via subcutaneous injection, which we believe will facilitate prophylactic treatment, especially in children, and may ultimately deliver substantially better outcomes for individuals with hemophilia.

Hemophilia A occurs in approximately 1 in 5,000 male births, and hemophilia B in 1 in 20,000 male births. The prevalence of hemophilia A and B in the United States is approximately 20,000 individuals out of an estimated, 400,000 individuals worldwide.

Currently there is no cure for hemophilia. Treatment usually involves management of acute bleeding episodes or prophylactic treatment through factor replacement therapy by intravenous infusion of the individuals’ missing Factor VIII or IX.

Based on our research, we estimate worldwide sales of all Factor IX-containing products for the treatment of hemophilia B in 2017 were at least $1.2 billion, including approximately $0.6 billion as reported by Pfizer, Inc. for its BeneFIX® product and $0.4 billion as reported by Bioverativ and Swedish Orphan Biovitrum for their Alprolix® product.

A complication for individuals with hemophilia who are receiving factor replacement therapy is the production of neutralizing antibodies, also called inhibitors, that inactivate the replacement factor. The overall prevalence of inhibitor formation is up to 30% in individuals with hemophilia A and up to 5% in individuals with hemophilia B. Individuals with an inhibitor are treated with what are known as bypassing agents that initiate coagulation by a pathway that is independent of Factor VIII or Factor IX, the proteins that are deficient or inactivated in individuals with hemophilia A and B, respectively. Currently available bypassing agents include recombinant Factor VIIa, NovoSeven® RT produced by Novo Nordisk, activated prothrombin complex concentrates, marketed as FEIBA by Shire and Hemlibra®, produced by Roche. NovoSeven® was first approved in 1999 and is indicated for treatment of bleeding episodes, prevention of bleeding during surgeries in individuals with hemophilia A or B with inhibitors, and individuals with congenital Factor VII deficiency. In 2006, it was approved for the treatment of acquired hemophilia. NovoSeven® RT was approved in 2014 and is also indicated for treatment of Glanzmann’s thrombasthenia. Sales of NovoSeven® RT in 2017, were $1.5 billion as reported by Novo Nordisk. FEIBA is approved for use in individuals with hemophilia A and B with an inhibitor, which we estimate, based on our research, had 2017 sales of $0.8 billion. Hemlibra® is a bispecific antibody that replaces the role of the cofactor FVIII by bringing FIXa and FX together for activation of FX and was approved by the FDA on November 16, 2017. Sales figures for Hemlibra® are not yet available.

Hemophilia Inhibitors—Clinical Stage Factor VIIa Program

Our most advanced product candidate is marzeptacog alfa (activated), a potent, subcutaneously administered, next-generation Factor VIIa variant, which was tested in an intravenous Phase 1 clinical trial that was completed in February 2015 to evaluate the safety, tolerability, pharmacokinetics, pharmacodynamics and coagulation activity of marzeptacog alfa (activated) in severe hemophilia A and B with and without inhibitors. Marzeptacog alfa (activated) is being developed for the prophylactic treatment of individuals with severe hemophilia A and B with inhibitors. Pfizer filed the Investigational New Drug Application (IND) with the FDA for the Phase 1 trial in August 2011 for adult males with hemophilia A or B, with or without inhibitors to Factor VIII or Factor IX. We have received the IND application filed with the FDA from Pfizer and have initiated the Phase 2 portion of a Phase 2/3 clinical subcutaneous prophylaxis efficacy trial in December 2017 and interim data is expected to be announced in July 2018. Marzeptacog alfa (activated) has received orphan drug designation in the United States from the FDA.

In the Phase 1 clinical trial of intravenous marzeptacog alfa (activated) conducted by Pfizer, 25 individuals with severe hemophilia A and B with and without an inhibitor were enrolled and treated. The clinical trial design was a single ascending dose-escalation study with 1 individual treated at 0.5 µg/kg followed by 4 cohorts of 6 individuals each at doses of 4.5, 9.0, 18.0, and 30.0 µg/kg. Clinical endpoints included safety, tolerability, pharmacokinetics and clot-forming activity, such as prothrombin time, or PT, activated partial thromboplastin time, or aPTT, thrombin-antithrombin activity and others. Results showed that single doses of marzeptacog alfa (activated) were well tolerated and there were no instances of bleeding or thrombosis. As shown in the graph below, marzeptacog alfa (activated) demonstrated pharmacological efficacy as measured by significant shortening of aPTT (activated partial thromboplastin time) and PT (prothrombin time) for up to 24-hours post dosing. The results were presented in a poster session at the International Society on Thrombosis and Haemostasis (ISTH) Meeting held in Toronto, Canada from June 20 to 25, 2015.

Substantial and dose dependent correction of PT & aPTT at all dose levels

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

During the past 12 months, we have presented data at scientific conferences demonstrating that daily subcutaneous administration in hemophilia B mice and hemophilia A dogs resulted in steady-state blood levels of marzeptacog alfa (activated) that correct the hemophilia coagulation impairment present at baseline as measured by whole blood clotting time and aPTT.

Marzeptacog alfa (activated) was dosed daily subcutaneously for 6 days in hemophilia A dogs and clotting parameters were measured. Whole blood clotting time after daily subcutaneous administration of 120 µg/kg marzeptacog alfa (activated) in hemophilia A dogs was substantially reduced.

Whole blood clotting time after daily subcutaneous administration of 120 µg/kg marzeptacog alfa (activated)

Daily subcutaneous injections (arrows) can correct the whole blood clotting time in hemophilia A dogs

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

Antigen levels and functional assay after daily subcutaneous administration of 120 µg/kg marzeptacog alfa (activated)

Daily subcutaneous dosing (arrows) resulted in stable trough levels

Hemophilia B—Factor IX

Our next most advanced product candidate is CB 2679d/ISU304, a next-generation subcutaneously dosed Factor IX drug for the prophylactic treatment of individuals with hemophilia B. The National Hemophilia Foundation has recommended chronic, prophylactic treatment as the optimal therapy for individuals with severe hemophilia B. We entered into a co-development agreement with ISU Abxis in 2013. Under the ISU Abxis agreement we licensed our proprietary human Factor IX products to ISU Abxis for initial development in South Korea. ISU Abxis is responsible for manufacturing preclinical development activities and clinical development through a proof-of-concept Phase 1/2 study in individuals with hemophilia B that was conducted in South Korea. We have the sole rights and responsibility for worldwide development, manufacture, and commercialization of Factor IX products after Phase 1/2 development. ISU Abxis may exercise its right of first refusal to acquire commercialization rights in South Korea, in which case they would be entitled to net profit sharing on worldwide sales.

Our partner ISU has completed enrollment of a Phase 1/2 subcutaneous dosing trial, evaluating safety and efficacy of CB 2679d/ISU304 in individuals with hemophilia B, sponsored by our collaborators, ISU Abxis. The objective of this study was to demonstrate the feasibility of increasing Factor IX activity trough levels from ~1% (severe hemophilia) to >12% (mild hemophilia with a reduced chance of spontaneous joint bleeds) with six daily subcutaneous injections. CB 2679d/ISU304 has been granted orphan drug designation by the FDA and orphan medicinal product designation by the Committee for Orphan Medicinal Products (“COMP”) of the European Commission (“EC”). ISU Abxis initiated this trial in June 2017 and top line data was presented on February 9, 2018.

Data from Cohort 1 demonstrated that CB 2679d/ISU304 has 22-fold higher potency than BeneFIX®, Pfizer’s currently marketed Factor IX therapeutic and an increased half-life. Cohorts 2 and 3 (three patients in each cohort) showed that a single subcutaneous dose of either 75 or 150 IU/kg three days after a single intravenous dose of 75 IU/kg significantly increased the half-life of CB 2679d to 98.7 hours, equivalent to the half-life of extended-half-life intravenous agents. Cohort 4 was omitted as we observed sufficient activity of CB 2679d/ISU304 in cohorts 2 and 3. In cohort 5, five patients were each dosed daily for 6 days with a subcutaneous dose of 140 IU/kg without a preceding intravenous dose. We observed increased Factor IX activity levels in the 5 patients from very low levels after washout of prior therapy to a median Factor IX activity level of 16% (range 11.5-18%), that is well into the mild hemophilia range (5-40%) and is higher than a level required to prevent spontaneous hemarthrosis. The observed increase in Factor IX activity levels after the daily dosing was linear, indicating that continued subcutaneous dosing may achieve high-mild hemophilia Factor IX clotting activity. The terminal subcutaneous half-life was 63.2 hours (interquartile range 60.2-64 hours) resulting in activity levels that were 4-6.4%, 5 days after the last dose. No inhibitors to CB 2679d/ISU304 or Factor IX have been detected to date.

Activity levels after six days daily subcutaneous administration of 140 IU/kg CB 2679d/ISU304 and washout

CB 2679d/ISU304 has demonstrated higher potency than BeneFIX®, Pfizer’s currently marketed Factor IX therapeutic, and Alprolix®, Bioverativ’s approved Factor IX-Fc fusion protein in preclinical studies and the Phase 1/2 clinical study, and therefore may allow for subcutaneous administration that provides trough Factor IX activity levels in blood in the high mild hemophilia range and provide prophylaxis against bleeding episodes. We are further evaluating the results from the Phase 1/2 clinical study and intend to commence a Phase 2b clinical trial of CB2679d/ISU304 in the third quarter of 2018.

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

Complement in Dry Age-Related Macular Degeneration

Dry age-related macular degeneration, or dry AMD, is the leading cause of blindness in the elderly worldwide. According to the BrightFocus Foundation, AMD affects approximately 11 million people in the United States and 90% of the cases are related to dry AMD, with the potential size of the dry AMD market worldwide estimated at over $5 billion. The disease is a chronic condition characterized by a progressive loss of central vision due mostly to degenerative changes and/or the formation of microvascular networks in the center of the eye’s visual field, called the macula. There are two forms of AMD, wet and dry. Wet AMD is the more severe form of the disease and represents approximately 10% of all individuals with AMD. Dry AMD is the most common form of early to intermediate stage AMD and occurs in approximately 90% of individuals with the condition. While there have been recent improvements in the treatment of wet AMD, dry AMD treatment remains an unmet medical need.

Recent studies from several independent investigators have demonstrated that over 70% of the risk of developing AMD (both dry and wet forms) corresponds to mutations in human complement genes, particularly the Factor H gene whose product is required for proper regulation of the complement cascade. Recently Apellis Pharmaceuticals (APL-2, anti-Complement Factor 3 cyclic peptide) announced positive statistical significant results from a randomized Phase 2 trial in reduction in geographic atrophy (GA) lesion growth associated with dry AMD with a monthly intravitreal injection over 12 months of therapy. This is the first clinical study to validate inhibition of complement, and specifically Complement Factor 3, as a treatment approach for GA associated dry AMD.

We have demonstrated that our novel anti-C3 proteases can clear C3 in the vitreous of primates and are well tolerated in single-dose studies. In October 2017, we announced a strategic research collaboration with Mosaic Biosciences, Inc. to develop intravitreal anti-complement factor 3 (C3) products for the treatment of dry AMD and other retinal diseases, allowing us to continue to focus our efforts and resources on advancing marzeptacog alfa (activated) and CB 2679d/ISU304 through Phase 2/3 and Phase 1/2 clinical trials, respectively.

Our Strategy

Our goal is to build a clinical-stage biopharmaceutical company whose mission is to develop valuable therapies for individuals with hemophilia who need new or better treatment options. Key elements of our strategy to achieve this goal are to:

•

Advance the Clinical Development of our Lead Product Candidates: Our most advanced drug candidate, marzeptacog alfa (activated), for the treatment of hemophilia and to facilitate surgery in hemophilia, has completed a Phase 1 intravenous dosing clinical trial evaluating safety and tolerability as well as pharmacokinetics, pharmacodynamics and coagulation activity. We have advanced marzeptacog alfa (activated) into the Phase 2 portion of a Phase 2/3 subcutaneous dosing clinical efficacy trial in individuals with hemophilia A and B with an inhibitor in December 2017. In addition, our collaborator ISU Abxis has completed enrollment of a Phase 1/2 subcutaneous dosing clinical trial of CB 2679d/ISU304, our next-generation Factor IX drug candidate in individuals with severe hemophilia B, and we are expecting to advance this product candidate into a Phase 2b clinical study.

•

Leverage Existing Strategic Factor IX Collaboration: We have a collaboration with ISU Abxis for its CB 2679d/ISU304 program. We are entitled to milestone payments and have retained worldwide commercialization rights, except for ISU Abxis’ right of first refusal for commercialization rights in South Korea, and subject to a future profit sharing arrangement.

•

Build a Hemostasis Franchise: We intend to build on our recent clinical success of our Factor VIIa and Factor IX candidates by completing the Phase 2 portion of a Phase 2/3 clinical efficacy trial of our Factor VIIa program in 2018 and initiating a Phase 2b trial of our Factor IX product candidate in the third quarter of 2018. The combination of these two product candidates in later-stage clinical development may allow us to build a hemostasis franchise if these product candidates are approved.

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

Pursuant to this agreement, we agreed to make contingent cash payments to Pfizer in an aggregate amount equal to up to $17.5 million, payable upon the achievement of clinical, regulatory and commercial milestones. Following commercialization of any covered product, Pfizer would also receive a single-digit royalty on net product sales on a country-by-country basis for a predefined royalty term. In February 2018, we paid Pfizer a $1 million milestone payment based on the dosing of the first patient in the ongoing Phase 2 study.

ISU Abxis

On September 16, 2013, we signed a License and Collaboration Agreement with ISU Abxis, as subsequently amended on October 31, 2014 and on December 7, 2016, or the ISU Abxis agreement. Under the terms of the agreement, ISU Abxis is responsible for manufacturing, preclinical development activities and clinical development through completion of a proof-of-concept Phase 1/2 study in individuals with hemophilia B. The Company has the sole rights and responsibility for worldwide development, manufacture, and commercialization of Factor IX products after Phase 1/2 development. ISU Abxis may exercise its right of first refusal to acquire commercialization rights in South Korea, in which case they would be entitled to profit sharing on worldwide sales. ISU’s rights will also terminate if the Company enters into a license agreement with another party to develop, manufacture and commercialize Factor IX products in the United States, European Union or Asia, subject to ISU’s retained rights in South Korea.

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

ISU Abxis paid us a non-refundable upfront signing fee of $1.75 million. ISU Abxis is also obligated to make contingent cash payments to us of up to $2.75 million payable based upon the achievement of predefined development milestones, of which two have been achieved for a total of $0.9 million as of December 31, 2017. In addition, we agreed to pay ISU Abxis, for certain preclinical IND enabling studies and will owe a royalty of between a quarter and a third of our net profits determined on a country-by-country basis until the expiration of the last valid claim in such country or fifteen years after the first commercial sale of a product in such country, whichever is sooner, after which time we will have a perpetual, irrevocable and non-exclusive license to the applicable technology with respect to such country. However, if the Phase 1/2 clinical study of the Factor IX products is not completed by a specified date and we continue the development of Factor IX products using cell lines created by ISU Abxis or in a manner that otherwise would be covered by a patent held by ISU Abxis or if the Phase 1/2 clinical trial is not successful and we continue to develop the Factor IX products, we will be obligated to pay ISU Abxis a low single-digit royalty on net product sales, in addition to up to $2.0 million in potential milestone payments to ISU Abxis. Either party may terminate the ISU Abxis agreement in its entirety upon written notice of a material uncured breach or upon the other party’s bankruptcy and we may terminate the agreement upon prior notice if the Phase 1/2 clinical study is not completed by a certain date.

As of December 31, 2017, the cumulative aggregate payments received and recognized by us under this agreement were $2.4 million, and we had made reimbursements of $0.4 million to ISU Abxis, associated with certain preclinical studies. We had a deferred revenue balance of $0.2 million as of December 31, 2017 related to the ISU Abxis collaboration.

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

As more fully described below, as of February 26, 2018, our patent portfolio included approximately 145 patents; including 15 issued U.S. patents and 130 foreign granted and accepted patents, and 2 U.S. patent applications, plus an additional 33 pending foreign patent applications. We also rely on trade secrets and careful monitoring of our proprietary information to protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection.

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

We are aware of a patent that issued in Europe (with counterparts in Australia, China, Japan, Poland and South Korea) that includes a claim that may read on marzeptacog alfa (activated). This patent expires in September 2021. An opposition proceeding with respect to this patent sustained the patent; we filed an appeal on November 11, 2016.  There can also be no assurance whether the claims of such patent would be found to read on marzeptacog alfa (activated) even if a claim survives opposition. There is another patent family pending in the U.S. and Europe in which claims that may read on marzeptacog alfa (activated) have been filed. We, however, do not believe such claims, are patentable. If they were to issue, we would take appropriate action to challenge their enforceability and/or validity. There may be third-party patents or patent applications with claims to compositions of matter, materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our product candidates. Because patent applications can take many years to issue, there may be currently pending patent applications that may later result in issued patents that our product candidates may infringe.

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

All our patents and applications were internally developed and assigned to us, except for one pending South Korean patent application that is co-owned. In addition, members of the 4902 family, directed to screening methods (4 patents, including 2 issued U.S. patents) are jointly owned with the Torrey Pines Institute for Molecular Studies, which licensed its interest to us. We are currently reviewing our patent portfolio and may choose to abandon certain patents that do not appear to have significant value. Our current patents and patent applications include:

•

66 patents, including 2 issued U.S. patents, and 7 patent applications, including 1 pending U.S. patent application, covering modified Factor VII polypeptides, such as our lead product candidate, marzeptacog alfa (activated), and methods of production of modified Factor VII polypeptides. The U.S. patents, with patent term adjustment, expire in 2031 and 2029. The foreign patents and patent applications, if granted, expire, or are expected to expire, respectively, in 2028-2029.
•

16 patents, including 3 issued U.S. patents, and 11 patent applications, including 1 U.S. patent application, covering modified Factor IX polypeptides, such as our clinical candidate CB 2679d/ISU304. The issued U.S. patents, including patent term adjustment, expire in 2030-2032 and the foreign patents and patent applications, if granted, expire, or are expected to expire, respectively, in 2031.

•

6 patents, including 2 issued U.S. patents, and 10 patent applications, covering improved Factor Xa variants and methods of production of improved Factor Xa variants. The issued patent and patent applications, if granted, including patent term adjustment, expire, or are expected to expire in 2033.

•

53 patents, including 5 issued U.S. patents, and 7 patent applications, covering novel proteases. The U.S. patents, including patent term adjustment, expire in 2025-2029, and the foreign patents and foreign patent applications, if granted, expire, or are expected to expire, in 2025-2027.

•

4 patents, including 2 issued U.S. patents, covering methods for identifying proteases that cleave or inactivate a protein target. The U.S. patents, including patent term adjustment, expire in 2027 and 2030, and the foreign patents expire in 2027.

•	1 issued U.S. patent covering the MTSP-1 protease scaffold used for our novel proteases, which expires in 2019.

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

The Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Act, permits a patent term extension of up to five years beyond the expiration date of a U.S. patent as partial compensation for the length of time the drug is under regulatory review while the patent is in force. The regulatory review period that occurs after the patent to be extended was issued is eligible to be counted for extension. The extension is calculated as one-half of the time of the testing phase added to time in the approval phase. The testing phase is the period between the effective date of an investigational product exemption (Investigational New Drug Application) and the initial submission of the marketing application (New Drug Application). The approval phase is the period between the submission and approval of the marketing application. Extensions can be reduced by any time that the applicant did act not with due diligence as determined by the FDA. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval. Only one patent applicable to each regulatory review period may be extended and only those claims covering the approved drug, a method for using it or a method for manufacturing it may be extended. Similar provisions are available in the European Union and certain other foreign jurisdictions to extend the term of a patent that covers an approved drug.

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

On May 20, 2016, we signed a Development and Manufacturing Agreement (the DMA Agreement) with AGC Biologics, Inc. (AGC), formerly known as CMC ICOS Biologics, Inc., pursuant to which AGC will conduct drug substance manufacturing development and, upon successful development of the manufacturing process, manufacture the drug substance marzeptacog alfa (activated) that the Company intends to use in its clinical trials on a fee-for-services basis. We will own all intellectual property developed in such manufacturing development activities that are specifically related to marzeptacog alfa (activated) and will have a royalty free and perpetual license to use AGC’s intellectual property to the extent reasonably necessary to make marzeptacog alfa (activated), including commercial manufacturing. We have agreed to a total of $3.8 million in payments to AGC pursuant to the initial statement of work under the DMA Agreement, subject to completion of applicable work stages, $3.1 million has been paid as of December 31, 2017. We have completed the transfer of manufacturing technology from Pfizer to AGC and together with AGC we have successfully manufactured marzeptacog alfa (activated) for the Phase 2 portion of a planned Phase 2/3 clinical trial.

On December 14, 2016, we signed a Master Services Agreement with Symbiosis Pharmaceutical Services Limited, pursuant to which Symbiosis will conduct Drug Product manufacturing development and, upon successful development of the manufacturing process, manufacture the Drug Product marzeptacog alfa (activated) that the Company intends to use in its clinical trials on a fee-for-services basis. We have completed the transfer of manufacturing technology from Pfizer to Symbiosis and together with Symbiosis have successfully manufactured marzeptacog alpha (activated) for our Phase 2/3 clinical trial.

ISU Abxis was responsible for manufacturing CB 2679d/ISU304, our next-generation Factor IX drug candidate, through the completion of Phase 1/2 clinical trials, after which point we will be responsible for manufacturing this product candidate. In February 2018 we engaged AGC for the process transfer and commercial-scale cGMP manufacturing of CB 2679d/ISU 304. We have agreed to a total of approximately $5.6 million in payments pursuant to the new statement of work, including the commercial scale manufacturing of CB 2679d/ISU 304, subject to completion of applicable work stages.

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

•

Factor VIIa Competition: Novo Nordisk’s NovoSeven® is a recombinant Factor VIIa indicated for treatment of bleeding episodes. NovoSeven® was approved by the FDA in 1999 for use in the treatment of individuals with hemophilia A or B with an inhibitor to Factor VIII or Factor IX. The treatment has since been approved for use in individuals with Factor VII deficiency and Glanzmann’s thrombasthenia. Shire’s FEIBA is a plasma-based composition of coagulation factors indicated for on-demand and prophylactic use in the treatment of individuals with hemophilia A or B with an inhibitor to Factor VIII or Factor IX and has been on the market for more than 30 years. Roche’s Hemlibra®, a bispecific Factor IXa-Factor X monoclonal antibody for routine prophylaxis in adults and children with hemophilia A with a Factor VIII inhibitor received approval from the FDA on November 16, 2017. Several other companies have competing products under development, including companies developing biosimilars of NovoSeven®, such as rEVO Biologics LF769, whose BLA is currently under review by the FDA, Alnylam, whose investigational RNAi therapeutic targeting antithrombin for the treatment of hemophilia is in a Phase 3 clinical trial. CSL Behring is developing an albumin–linked Factor VIIa that has an extended half-life and is currently in a Phase 2/3 study and OPKO Biologics, whose recombinant Factor VIIa product that may also be administered subcutaneously, is in a Phase 1/2 clinical trial. Novo Nordisk, Bayer and Pfizer are also developing subcutaneously administered agents that neutralize Tissue Pathway Factor Inhibitor that are in mid-stage trials.

•

Factor IX Competition: BeneFIX, a recombinant Factor IX indicated for treatment of individuals with hemophilia B, was approved in 1997 and is marketed by Pfizer, which, according to Pfizer’s Annual Report on Form 10-K, reported 2017 revenues of $0.6 billion. In addition, Alprolix®, a Factor IX-Fc fusion product was approved in 2014, and is marketed by Bioverativ and Swedish Orphan Biovitrum (SOBI - in Europe, Russia, North Africa and the Middle East) with 2017 revenues of $0.4 billion, and Rixubis, a recombinant Factor IX biosimilar was approved in 2013, and is marketed by Baxalta. CSL Behring announced that their biologics license application (BLA) for their Idelvion (rFIX) product was approved by the FDA on March 4, 2016 and Novo Nordisk’s glycopegylated-Factor IX product was approved by the FDA on May 31, 2017, but is not indicated for routine prophylaxis.

•

Dry AMD Competition: While there are no currently approved treatments for dry AMD that we believe would pose a long term competitive risk, several companies, including Apellis, Ophthotech and Novartis are developing cyclic peptide, aptamer or antibody-based anti-complement product candidates for the treatment of dry AMD that are currently in, or have completed, Phase 2 studies. Of note, Apellis’ APL-2 (anti-C3 cyclic peptide) demonstrated statistically significant efficacy in reducing the growth rate of geographic atrophy lesions associated with dry AMD in a randomized Phase 2 study with monthly intravitreal injections over a 12-month period.

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

US Biological Products Development Process

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

In most cases, the FDA requires two adequate and well-controlled Phase 3 clinical trials to demonstrate the efficacy of the drug. A single Phase 3 trial with other confirmatory evidence may be sufficient in instances where the study is a large multicenter trial demonstrating internal consistency and a statistically very persuasive finding of a clinically meaningful effect on mortality, irreversible morbidity or prevention of a disease with a potentially serious outcome and confirmation of the result in a second trial would be practically or ethically impossible such as in rare or orphan diseases like hemophilia. In the case of hemophilia, almost all clinical trials are conducted as open-label trials, in which both the researchers and participants know which treatment is being administered and there is no placebo or blinded portion of the trial because there are too few subjects available in these orphan populations to perform statistically powered placebo or active comparator trials. Endpoints for on-demand therapies are the number of treatments required to control bleeding episodes and for prophylaxis therapies are the calculated annualized bleeding rates. Bleeding rates during the trial are compared to historic bleeding rates for participating individuals. Patients are studied for at least 50 treatment days to see if neutralizing anti-drug antibodies (inhibitors) develop.

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

US Review and Approval Processes

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

Research and Development

Our research and development costs were $12.8 million and $11.6 million for the years ended December 31, 2017 and 2016, respectively. See “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional details regarding our research and development activities.

Employees

As of December 31, 2017, we had 13 full-time employees, 3 of whom have Ph.D. or M.D. degrees. Of these full-time employees, 6 employees are engaged in manufacturing and clinical development activities and 7 employees are engaged in finance, business development, facilities and general management. We have no collective bargaining agreements with our employees and we have not experienced any work stoppages. We consider our relations with our employees to be good.

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

Risks related to our financial condition and capital requirements

We have incurred significant losses since our inception and are expected to continue to incur significant losses for the foreseeable future.

We are a clinical-stage biotechnology company, and we have not yet generated significant revenues. We have incurred net losses in each year since our inception in August 2002, including net losses of $21.6 million and $16.9 million for the years ended December 31, 2017 and 2016, respectively. As of December 31, 2017, we had an accumulated deficit of $173.5 million.

We are still in the early stages of development of our product candidates, and have no products approved for commercial sale. To date, we have financed our operations primarily through issuances of shares of common stock, from private placements of convertible preferred stock, and from payments under collaboration agreements.

We have devoted most of our financial resources to research and development, including our preclinical development activities. We expect to continue to incur significant expenses and operating losses over the next several years. Our operating losses may fluctuate significantly from quarter to quarter and year to year. We are expected to continue to incur significant expenses and increasing operating losses for at least the next several years, and our expenses will increase substantially if and as we:

•	continue clinical development of marzeptacog alfa (activated);
•	continue clinical development of CB 2679d/ISU304;
•	further develop the manufacturing process for our product candidates;
•	attract and retain skilled personnel;
•	seek regulatory and marketing approvals for any of our product candidates that successfully complete clinical studies;
•	establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain marketing approval;
•	seek to identify and validate additional product candidates;
•	acquire or in-license other product candidates and technologies;
•	make milestone or other payments under collaboration agreements, or any in-license agreements;
•	maintain, protect and expand our intellectual property portfolio;
•	create additional infrastructure to support operations as a public company and our product development and planned future commercialization efforts; and
•	experience any delays or other issues with any of the above.

In addition, in connection with the license granted to us by Pfizer, we agreed to make contingent cash payments to Pfizer in an aggregate amount equal to up to $17.5 million, payable upon the achievement of clinical, regulatory and commercial milestones, the timing of which is uncertain. Following commercialization of any Factor VIIa products, Pfizer would also receive a single-digit royalty on net product sales on a country-by-country basis for a predefined royalty term. See “Item 1 - Business—Collaborations” in this Annual Report on Form 10-K.

Further, in connection with an initial statement of work under the Development and Manufacturing Agreement that we have entered into with AGC Biologics, Inc. (“AGC”), formerly known as CMC ICOS Biologics, Inc., we have agreed to a total of $3.8 million in payments to AGC, of which $3.1 million has been paid as of December 31, 2017, subject to the completion of work relating to the manufacturing development of marzeptacog alfa (activated). We have also agreed to pay AGC approximately $5.6 million the process transfer and commercial scale cGMP manufacturing of CB 2679d, Catalyst’s highly potent next-generation coagulation FIX variant being developed for the treatment of severe hemophilia B. See “Item 1 - Business - Collaborations” in this Annual Report on Form 10-K.

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

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is expensive. We expect our research and development expenses to increase with our ongoing activities, particularly activities related to the continued clinical development of marzeptacog alfa (activated) and CB 2679d, including clinical efficacy trials for each compound. We believe that our available cash will be sufficient to fund our operations at for at least the next 12 months from the date of this Annual Report on Form 10-K. However, we will need to raise substantial additional capital to complete the development and commercialization of marzeptacog alfa (activated), CB 2679d/ISU304, and depending on the availability of capital, may need to delay development of some of our product candidates.

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

In March 2016, we filed a shelf registration statement on Form S-3 with the SEC, which registration statement was declared effective on April 28, 2016 and allows us to offer up to $50 million of securities from time to time in one or more offerings (the 2016 Registration Statement). Through a Capital on Demand™ Sales Agreement with JonesTrading Institutional Services LLC (“JonesTrading”), we sold an aggregate of 479,681 shares of common stock in the open market at a weighted-average selling price of $13.55 per share, for net proceeds (net of commissions) of $6.3 million through December 31, 2017, of which $5.5 million were sold in the year ended December 31, 2017, in the Capital on DemandTM program. In addition, in December 2017, we sold an aggregate of 1,105,263 registered shares of common stock at a price to the public of $9.50 per share, for net proceeds to us, after deducting underwriting discounts and commissions and offering expenses payable by us, of approximately $9.7 million.  Pursuant to the 2016 Registration Statement, we may sell up to approximately $33 million in additional securities in one or more offerings.  In addition, in January 2018, we filed a shelf registration statement with the SEC, which registration statement was declared effective on February 6, 2018, and allows us to offer up to $150 million of securities from time to time in one or more offerings. (the 2018 Registration Statement).  On February 13, 2018, we sold an aggregate of 3,382,352 registered shares of common stock at a price to the public of $34 per share, for net proceeds to us, after deducting underwriting discounts and offering expenses payable by us, of approximately $106.7 million.  Pursuant to the 2018 Registration Statement, we may sell up to approximately $35 million in additional securities in one or more offerings.

Any additional sales in the public market of our common stock or other securities under these shelf registration statements could adversely affect prevailing market prices for our common stock.

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

Redemption of our outstanding redeemable convertible notes will reduce our assets and liabilities

In August 2015, we issued $37.0 million in aggregate principal amount of redeemable convertible notes to former Targacept stockholders as part of a dividend immediately prior to the completion of the merger (the “Pre-Closing Dividend”), with an amount equal to the total principal deposited in an escrow account for the benefit of the noteholders. Holders were able to elect to convert any principal amount of the notes into shares of common stock at a price of $137.85 per share on or before February 19, 2018. As of December 31, 2017, $31.6 million in aggregate principal has been redeemed and $0.3 million had been converted to common stock. On February 19, 2018, the remaining $5.1 million in outstanding notes were redeemed, resulting in release of the restricted cash held in escrow to pay all redemptions.

Risks related to the discovery, development and commercialization of our product candidates

We are substantially dependent upon the success of marzeptacog alfa (activated) and CB 2679d/ISU304.

The failure of marzeptacog alfa (activated) or CB 2679d/ISU304 to achieve successful clinical trial endpoints, or delays in clinical development, unanticipated adverse side effects or any other adverse developments or information related to marzeptacog alfa (activated) or CB 2679d/ISU304 would significantly harm our business, its prospects and the value of the company’s common stock. We expect to continue and complete the Phase 2 portion of a Phase 2/3 subcutaneous dosing trial of marzeptacog alfa (activated) in individuals with hemophilia A and B inhibitors and to advance CB 2679d/ISU304 into a Phase 2b study in 2018.  There is no guarantee that the results of these clinical trials, if they occur, will be positive or will not generate unanticipated safety concerns. The Phase 1 clinical trial of marzeptacog alfa (activated) was a single-dose escalation trial that would not, compared to multi-dose trials, be expected to exclude the possibility of an immunological response to marzeptacog alfa (activated) in individuals who received the product candidate. While so far none of the patients in this trial developed any inhibitory antibodies, there can be no assurance that such antibodies will not be observed in the future, either in the patients who have already received CB 2679d/ISU 304, or in new patients.  If the current subcutaneous multi-dose trials of marzeptacog alfa (activated) or of CB 2679d/ISU304 demonstrate treatment-related neutralizing immunological responses, development of such product could be halted. Even if the next trials of marzeptacog alfa (activated) and CB 2679d/ISU304 are positive, each product candidate may require substantial additional trials and other testing before being approved for marketing.

Marzeptacog alfa (activated) and CB 2679d/ISU304 are not expected to be commercially available in the near term, if at all. Further, the commercial success of each product candidate will depend upon its acceptance by physicians, patients, third-party payors and other key decision-makers as a therapeutic and cost-effective alternative to currently available products. If we are unable to successfully develop, obtain regulatory approval for and commercialize marzeptacog alfa (activated) and CB 2679d/ISU304, our ability to generate revenue from product sales will be significantly delayed and our business will be materially and adversely affected, and we may not be able to earn sufficient revenues to continue as a going concern.

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

We are developing the clinical trial plan for CB 2679d/ISU304, and the timing and expense of future clinical trials of CB 2679d/ISU304 is uncertain.

While we have announced top-line data from our Phase 1/2 study of subcutaneous prophylactic candidate CB 2679d/ISU304 and plans to commence a Phase 2b clinical trial in the third quarter of 2018, we are still analyzing data from the Phase 1/2 clinical trial and are evaluating plans for subsequent clinical trials, including the specific trial design, inclusion/exclusion criteria, number of patients, clinical trial sites and other factors. We are not certain when additional trials of CB 2679d/ISU304 will begin, how long such trials will take to enroll or complete, or how much they will cost. Any additional trials we conduct may not start when anticipated, may take longer to enroll or cost more than expected, and may not generate positive results.

We are conducting clinical trials for subcutaneous dosing trials of marzeptacog alfa (activated) and CB 2679d/ISU304, which is an untested route of administration for these product candidates in humans.

We are conducting a subcutaneous prophylaxis clinical trial of marzeptacog alfa (activated), results of which are expected in July 2018.  There can be no assurance that marzeptacog alfa (activated) will achieve efficacious levels of biological activity when administered subcutaneously. There can also be no assurance that the clinical trial results will be positive or that the clinical trials will not generate unanticipated safety concerns.  In addition, ISU Abxis had conducted a subcutaneous prophylaxis clinical trial of CB2679d/ISU304, initial results of which have been disclosed. The failure of either product to achieve successful clinical trial endpoints, delays in clinical development, unanticipated adverse side effects, adverse immunological responses, or any other adverse developments or information related to our product candidates would significantly harm our business, its prospects and the value of our common stock.

Marzeptacog alfa (activated) and CB 2679d/ISU304 may cause the generation of neutralizing antibodies, which could prevent their further development.

Both marzeptacog alfa (activated) and CB 2679d/ISU304 are protein molecules which may cause the generation of antibodies in individuals who receive them. The Phase 1 clinical trial of marzeptacog alfa (activated) was a single-dose intravenous escalation trial that would not, compared with multi-dose trials or higher doses administered subcutaneously, be expected to exclude the possibility of an immunological response to marzeptacog alfa (activated) in individuals who received the product candidate. CB 2679d/ISU304 has only recently been used in a multi-dose subcutaneous clinical trial in five patients.  While so far none of the patients in this trial developed any inhibitory antibodies, there can be no assurance that such antibodies will not be observed in the future, either in the patients who have already received CB 2679d/ISU 304, or in new patients.

If multi-dose trials demonstrate a treatment-related neutralizing immunological response in individuals, development of marzeptacog alfa (activated) or of CB 2679d/ISU304 could be halted.

Marzeptacog alfa (activated) and CB 2679d/ISU304 are in early clinical trials, and all of our other product candidates are still in preclinical development. If we are unable to obtain regulatory clearance and commercialize our product candidates or experience significant delays in doing so, our business will be materially harmed.

Marzeptacog alfa (activated) and CB 2679d/ISU304 are in Phase 2/3 and Phase 1/2 clinical trials, respectively.  All our other product candidates are still in preclinical development. Engineered protease biopharmaceuticals are a relatively new class of therapeutics.  There can be no assurance as to the length of the trial period, the number of individuals the FDA will require to be enrolled in the trials to establish the safety, efficacy, purity and potency of the engineered protease products, or that the data generated in these trials will be acceptable to the FDA or foreign regulatory agencies to support marketing approval.  Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our product candidates. The success of our product candidates will depend on several factors, including the following:

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

Clinical drug development involves a lengthy and expensive process with an uncertain outcome. Results from our successful Phase 1 or Phase 2 trials may not be confirmed in later trials, and if serious adverse or unacceptable side effects are identified during the development of our product candidates, we may need to abandon or limit our development of some of our product candidates.

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

In addition, the outcome of preclinical studies and early clinical trials may not be predictive of the success of later clinical trials. Our Phase 2 trial of marzeptacog alpha (activated) is being conducted in twelve patients, and CB

2679d/ISU 304 has been dosed repeatedly in a subcutaneous prophylaxis trial in only five patients.  Trials of these product candidates in larger numbers of patients may not have similar efficacy results, and could result in adverse effects that were not observed in the earlier trials with smaller numbers of patients.

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

Risks related to our reliance on third parties

We depend on our collaborative relationship with ISU Abxis for the initial development of CB 2679d/ISU304.

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

Our drug development programs and the potential commercialization of our product candidates will require substantial additional cash to fund expenses. Accordingly, we may seek one or more additional collaborators for the development and commercialization of one or more of our product candidates. For example, we may seek a new collaborator to develop marzeptacog alfa (activated) and might also seek collaborators for CB 2689d/ISU304 or our earlier stage programs. In addition, full development efforts on the use of our novel proteases for the treatment of dry AMD will likely involve significant cost, and we do not expect to conduct any such efforts except in collaboration with one or more partners who are willing to pay for such costs.

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

We are transitioning manufacturing and clinical activities related to marzeptacog alfa (activated) and CB2679d/ISU304 from Pfizer and ISU Abxis, respectively, to AGC and continuing to optimize the manufacturing processes for these candidates. This process will be lengthy and its outcome uncertain.

Pfizer, through its wholly-owned subsidiary Wyeth, conducted the Phase 1 clinical trial of marzeptacog alfa (activated) pursuant to a research and license agreement. Pfizer terminated this agreement effective June 1, 2015. ISU Abxis conducted the Phase 1/2 clinical trial of CB2679d/ISU 304 and was responsible for manufacturing clinical trial materials for this study.

In March 2016, we engaged AGC to conduct manufacturing development and, upon successful development of the manufacturing process, manufacture the marzeptacog alfa (activated) that we intend to use in our clinical trials on a fee-for-services basis.  In addition, in February 2018, we engaged AGC to conduct process transfer and commercial scale manufacturing of CB 2679d/ISU 304 for use in our clinical trials. Manufacturing of biological therapeutics such as marzeptacog alfa (activated) and CB2679d/ISU304 is complex and scale-dependent, and we may need to further optimize the manufacturing process of these product candidates.  There can be no assurance that AGC will be able to manufacture sufficient quantities of marzeptacog alfa (activated) to satisfy our clinical trial requirements in a timely manner, within expected budgets or at all.  Delays in the manufacture of CB2679d/ISU 304 could delay the start of our anticipated Phase 2b clinical trial.

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

Our drug development programs and the potential commercialization of our product candidates will require substantial additional cash to fund expenses. We have previously relied on collaborators, such as Pfizer and ISU Abxis, to contribute to the development of our product candidates, and we are currently working with Mosaic Biosciences to support the development of our dry AMD product candidates.  We may seek one or more additional collaborators for the development and commercialization of one or more of our product candidates. For example, we may seek a new collaborator to develop marzeptacog alfa (activated) and might also seek collaborators for CB 2689d/ISU304 or our earlier stage programs. In addition, full development efforts on the use of our novel proteases for the treatment of dry AMD will likely involve significant cost, and we do not expect to conduct any such efforts except in collaboration with one or more partners who are willing to pay for such costs.

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

We are exposed to the risk of fraud or other misconduct by our employees, principal investigators, consultants and collaborators. Misconduct by these parties could include intentional failures to comply with the regulations of the FDA and non-US regulators, to provide accurate information to the FDA and non-US regulators, to comply with healthcare fraud and abuse laws and regulations in the United States and abroad, to report financial information or data accurately or to disclose unauthorized activities to us. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Such misconduct could also involve the improper use of information obtained during clinical studies that could result in regulatory sanctions and cause serious harm to our reputation. It is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. If any such actions are instituted against us and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant fines or other sanctions.

We will continue to incur significant increased costs as a result of operating as a public company, and our management is required to devote substantial time to compliance initiatives, particularly after the completion of a one-year transition period to full compliance.

Upon the completion of the merger between Targacept and Catalyst, the employment of the teams that historically operated the business of Targacept and its financial reporting was terminated, and substantially all of our current employees, including our finance staff, were the employees of Catalyst from before the merger or are new hires. Accordingly, prior to the merger, we had never operated our current business as a public company. As a public company, we have and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company, including costs associated with public company reporting and corporate governance requirements, in order to comply with the rules and regulations imposed by the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection, or the Dodd-Frank Act, as well as rules implemented by the SEC and Nasdaq. Stockholder activism, the political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways that are not currently anticipated. Our management and other personnel need to devote a substantial amount of time to these compliance initiatives. In addition, these rules and regulations make it difficult and expensive for us to obtain director and officer liability insurance, and we may be required to incur substantial costs to maintain our current levels of such coverage. We expect that we will annually incur significant expenses to comply with the requirements imposed on us as a public company.

The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls over financial reporting and disclosure controls and procedures. In particular, as a public company, we are required to perform system and process evaluations and testing of our internal control over financial reporting to allow management and our independent registered public accounting firm to report on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. However, our independent registered public accounting firm was not required to report on the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act for the year ended December 31, 2017, based on the SEC’s guidance for reporting over smaller reporting companies. In addition, our testing, or the subsequent testing in the future by our independent registered public accounting firm, may reveal deficiencies in our internal control over financial reporting that may be deemed to be material weaknesses. Our compliance with Section 404 will require that we incur substantial accounting expense and management time on compliance-related issues. Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, we could lose investor confidence in the accuracy and completeness of our financial reports, which could cause our stock price to decline.

We or the third parties upon whom we depend may be adversely affected by earthquakes or other natural disasters and our business continuity and disaster recovery plans may not adequately protect U.S. from a serious disaster.

Our offices are located in the San Francisco Bay Area, which is prone to earthquakes.  Earthquakes or other natural disasters could severely disrupt our operations, and have a material adverse effect on our business, results of operations, financial condition and prospects. If a natural disaster, power outage or other event occurred that prevented U.S. from using all or a significant portion of our headquarters, that damaged critical infrastructure, such as the manufacturing facilities of our third-party contract manufacturers, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible for U.S. to continue our business for a substantial period of time. The disaster recovery and business continuity plans we have in place currently are limited and are unlikely to prove adequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans that, particularly when taken together with our lack of earthquake insurance, could have a material adverse effect on our business.

Risks related to our intellectual property

If we are unable to obtain, protect or enforce intellectual property rights related to our product candidates, we may not be able to compete effectively in our markets.

We rely upon a combination of patents, trade secret protection and confidentiality agreements to protect the intellectual property related to our product candidates. The strength of patents in the biotechnology and pharmaceutical field involves complex legal and scientific questions and can be uncertain. Third parties may challenge the validity, enforceability or scope of our patents, that may result in those patents being narrowed or invalidated. The patent applications that we own may fail to result in issued patents with claims that cover our product candidates in the United States or in other foreign countries. Furthermore, even if they are unchallenged, our patents and patent applications may not adequately protect our intellectual property, provide exclusivity for our product candidates or prevent others from designing around our claims. Certain of our patents also cover processes, for which enforcement can be difficult. Any of these outcomes could impair our ability to prevent competition from third parties that may have an adverse impact on our business.

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

While we have multiple drug candidates in clinical and advanced preclinical development for a range of diseases, we have not yet submitted biologics license applications, or BLAs, for our engineered human proteases to the FDA, or similar approval filings to comparable foreign authorities. Submission of a BLA requires extensive preclinical and clinical data and supporting information that demonstrates the product candidate’s safety, purity, and potency, also known as safety and effectiveness, for each desired indication. A BLA must also include significant information regarding the chemistry, manufacturing and controls for the product. Marzeptacog alfa (activated) is in a Phase 2 clinical trial, and CB 2679d/ISU 304 has completed the Phase 2 portion of a Phase 2/3 clinical trial. However, failure of one or more clinical trials can occur at any stage in the clinical trial process. Accordingly, the regulatory pathway for our product candidates is still uncertain, complex, and lengthy, and ultimately approval may not be obtained.

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

Since its enactment, there have been judicial and Congressional challenges to certain aspects of the PPACA, and we expect there will be additional challenges and amendments to the Affordable Care Act in the future. The new Presidential Administration and U.S. Congress will likely continue to seek to modify, repeal, or otherwise invalidate all, or certain provisions of, the PPACA. It is uncertain the extent to which any such changes may impact our business or financial condition.  In addition, individual states in the United States have also become increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical product and medical device pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. For example, in October 2017, California passed a new law, to become effective in January 2019, which will require transparency from biopharmaceutical companies regarding price increases for prescription drugs. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and medical devices to purchase and which suppliers will be included in their prescription drug and other healthcare programs.  We expect that the PPACA, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we or our collaborators may receive for any approved product. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our products.

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

We face potential product liability, and, if successful claims are brought against us, we may incur substantial liability and costs. If the use of our product candidates harms patients or is perceived to harm patients even when such harm is unrelated to our product candidates, regulatory approvals could be revoked or otherwise negatively impacted and we could be subject to costly and damaging product liability claims.

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

Marzeptacog alfa (activated) and CB 2679d/ISU304 are not expected to be commercially available for several years, if at all. Further, the commercial success of either product candidate will depend upon its acceptance by physicians, individuals, third-party payors and other key decision-makers as a therapeutic and cost-effective alternative to products available at the time, which may include competing products currently under development by others. See “We face substantial competition that may result in others discovering, developing or commercializing products before or more successfully than we do.” If we are unable to successfully develop, obtain regulatory approval for and commercialize marzeptacog alfa (activated) or CB 2679d/ISU304, our ability to generate revenue from product sales will be significantly delayed and our business will be materially and adversely affected, and we may not be able to earn sufficient revenues to continue as a going concern.

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

Specifically, there are a large number of companies developing or marketing treatments for hemophilia, including many major pharmaceutical and biotechnology companies, including Novo Nordisk, which has developed NovoSeven®, a human recombinant coagulation Factor VIIa indicated for treatment of bleeding episodes that has been approved for use in treatment of hemophilia A or B individuals with inhibitors to Factor VIII or Factor IX and in individuals with Factor VII deficiency and Glanzmann’s thrombasthenia, Baxter, which has developed BAX 817, a biosimilar of NovoSeven® that recently completed an intravenous Phase 3 clinical trial and has been filed for marketing approval, Roche, which is developing ACE910/Emicizumab, a recombinant humanized bispecific antibody that binds to activated Factor IX and Factor X and mimics the cofactor function of Factor VIIIa, has been approved by the FDA to treat hemophilia A with inhibitors, Alnylam, which is developing an investigational RNAi therapeutic targeting antithrombin for the treatment of hemophilia, OPKO Biologics, whose recombinant Factor VIIa product that may also be administered subcutaneously is in a Phase 1/2 clinical trial and CSL Behring is developing an albumin–linked Factor VIIa that has an extended half-life. We are also aware of many companies focused on developing gene therapies that may compete with our planned hemophilia B indication, as well as several companies addressing other methods for modifying genes and regulating gene expression.

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

Risks related to our common stock

The exercise of outstanding warrants will cause dilution.

In April 2017, we issued and sold 1,470,000 shares of common stock at a price to the public of $5.00 per share (including 540,000 shares of common stock sold pursuant to the exercise of the underwriters’ overallotment option), 13,350 shares of Series A Preferred Stock, convertible into 2,670,000 shares of common stock, at a price to the public of $1,000.00 per unit, and warrants to purchase 2,070,000 shares of common stock at an exercise price of $5.50 per share (which includes 270,000 sold pursuant to the exercise of the underwriters’ overallotment option).  As of March 15, 2018, there were outstanding warrants to purchase 45,628 shares of common stock at an exercise of $5.50 per share and no shares of Series A Preferred Stock issued and outstanding.  The exercise of these outstanding warrants will cause dilution to holders of our common stock.

The market price of our common stock has historically been highly volatile.

The trading price of our common stock has historically been highly volatile and there have been significant periods of time in which the trading volume of our common stock has been low, which can contribute to volatility in price. Additionally, the stock market in general has experienced extreme price and volume fluctuations. The market prices of securities of pharmaceutical, biopharmaceutical and biotechnology companies in particular have been extremely volatile and have experienced fluctuations that have often been unrelated or disproportionate to operating performance. Factors giving rise to this volatility may include:

•	disclosure of clinical trial results;
•	regulatory or political developments in both the United States and abroad;
•	developments concerning proprietary rights, including patents and litigation matters;
•	disclosure of new collaborations or other strategic transactions;

•	public concern about the safety or efficacy of product candidates or technology, their components, or related technology or new technologies generally;
•	public announcements by competitors or others regarding new products or new product candidates; and
•	general market conditions and comments by securities analysts and investors.

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

Our current trading volumes are modest, and sales of a substantial number of shares of our common stock in the public market, or the perception that these sales could occur, could cause the market price to decline. We have effective registration statements on Form S-3 that enable us to sell up to $188 million in securities. Any additional sales in the public market of our common stock or other securities under these shelf registration statements could adversely affect prevailing market prices for our common stock. In addition, we have outstanding options to purchase 821,741 shares of common stock at a weighted average exercise price of $13.69.  If such options are exercised and the shares are sold into the open market, such sales also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. Conversion or exercise of these securities into shares of our common stock will cause dilution to the other holders of our common stock, and all such stock may be sold in the public market after conversion or exercise, subject to restrictions under the securities laws, which may lead to a decline in the market price of our common stock.

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

Our corporate headquarters is in South San Francisco, California, where we subleased a portion of a facility that encompasses approximately 12,965 square feet of space. The sublease for this space expired on February 27, 2018. In November 2017, we entered into a new office lease agreement to lease approximately 8,606 rentable square feet of space located in South San Francisco, California. The term of the lease is five years and two months, starting February 16, 2018. We relocated our corporate headquarters to 611 Gateway Blvd., Suite 710, South San Francisco in February 2018.

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

Shares of Targacept common stock were historically listed on the Nasdaq Global Select Market under the symbol “TRGT.” After completion of the merger on August 20, 2015, Targacept was renamed “Catalyst Biosciences, Inc.” and commenced trading on the Nasdaq Capital Market under the symbol “CBIO.” The following table sets forth for the periods indicated the high and low sales price per share of our common stock as reported on Nasdaq for the quarterly periods indicated:

Year Ended December 31, 2017:	High	Low
First Quarter	$15.01	$4.73
Second Quarter	8.87	3.74
Third Quarter	5.10	3.19
Fourth Quarter	13.69	4.52

Year Ended December 31, 2016:	High	Low
First Quarter	$47.25	$24.30
Second Quarter	28.20	18.15
Third Quarter	23.40	17.25
Fourth Quarter	18.30	8.10

Holders of Common Stock

As of March 15, 2018, there were approximately 111 holders of record of our common stock. In addition, a substantially greater number of stockholders may be “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.

Securities Authorized for Issuance Under Equity Compensation Plans

The response to this item is incorporated by references from the discussion responsive thereto under the caption “Stock Based Compensation” in the notes to Financial Statements, and under the caption “Equity Compensation Plan Information” in Item 12.  Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters.

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

Overview

We are a clinical-stage biopharmaceutical company focused on developing novel medicines to address serious medical conditions for individuals who need new or better treatment options. We are focusing our product development efforts in the field of hemostasis (the process that regulates bleeding) and have a mission to develop valuable therapies for individuals with hemophilia. We used a scientific approach to engineer several protease-based therapeutic candidates that regulate bleeding.

Our most advanced program, a highly potent, subcutaneously administered, next-generation coagulation Factor VIIa variant, marzeptacog alfa (activated) (“MarzAA”), is currently enrolling individuals with hemophilia with an inhibitor in a Phase 2/3 subcutaneous dosing trial. The Phase 2 open-label subcutaneous efficacy trial will evaluate the ability of MarzAA to eliminate, or minimize, spontaneous bleeding episodes in individuals with hemophilia A or B with inhibitors. The trial will enroll up to 12 individuals with hemophilia and an inhibitor across up to ten clinical trial sites globally. MarzAA has successfully completed an intravenous Phase 1 clinical trial evaluating the pharmacokinetics, pharmacodynamics and coagulation activity in individuals with severe hemophilia A and B with and without an inhibitor. MarzAA has been granted orphan drug designation by the U.S. Food and Drug Administration (“FDA”) for routine prophylaxis to prevent bleeding episodes in individuals with hemophilia A or B with inhibitors. Interim data is expected to be announced in July 2018.

Our next most advanced hemophilia program, a highly potent next-generation coagulation Factor IX variant, CB 2679d/ISU304, has completed enrollment of a Phase 1/2 subcutaneous dosing trial in South Korea, that evaluated the safety and efficacy of CB 2679d/ISU304 in individuals with severe hemophilia B, sponsored by our collaborator, ISU Abxis. The objective of this study was to demonstrate the feasibility of increasing Factor IX activity trough levels from ~1% (severe hemophilia) to >12% (mild hemophilia with a reduced chance of spontaneous joint bleeds) with six daily subcutaneous injections. CB 2679d/ISU304 has been granted orphan drug designation by the FDA and orphan medicinal product designation by the Committee for Orphan Medicinal Products (“COMP”) of the European Commission (“EC”). ISU Abxis initiated this trial in June 2017 and top line data was presented on February 9, 2018. Data from Cohorts 1 through 3 (three subjects in each cohort) showed that a single subcutaneous dose of either 75 or 150 IU/kg three days after a single intravenous dose of 75 IU/kg significantly increased the half-life of CB 2679d to 98.7 hours, equivalent to the half-life of extended-half-life intravenous agents. Cohort 4 was omitted as we observed sufficient activity of CB 2679d/ISU304 in cohorts 2 and 3.

In cohort 5, 5 subjects were dosed daily for six days with a subcutaneous dose of 140 IU/kg without a preceding intravenous dose. We observed increased Factor IX activity levels in all five subjects from very low levels after washout of prior therapy to a median Factor IX activity level of 16% (range 11.5-18%), that is well into the mild hemophilia range (5-40%), and is higher than a level required to prevent spontaneous hemarthrosis. The observed increase in Factor IX activity levels after the daily dosing was linear, indicating that continued subcutaneous dosing may achieve high-mild hemophilia Factor IX clotting activity.

Terminal subcutaneous half-life was 63.2 hours (interquartile range 60.2-64 hours) with the result that activity levels were still 4-6.4%, 5 days after the last dose. No inhibitors to CB 2679d/ISU304 or Factor IX were detected to date. One subject had moderate adverse events of pain, erythema and redness after the first 2 injections and mild rating after subsequent injections. Other subjects in cohort 5 reported some of these adverse events, mainly with initial injections. Two subjects had bruising after injection when Factor IX activity levels were low that did not occur with subsequent injections as Factor IX activity levels rose.

The substantially enhanced potency of MarzAA and CB 2679d/ISU304 compared with existing treatment options may allow for effective subcutaneous prophylactic treatment of individuals with hemophilia A or B with an inhibitor or individuals with hemophilia B, respectively, especially in children, and may ultimately deliver substantially better outcomes for individuals with hemophilia.

We believe that subcutaneous dosing of our next-generation factors may result in progressive increases in activity levels until they reach a stable therapeutic target range in the blood (ideally mild hemophilia to normal levels). Conversely, dosing by intravenous infusions results in high initial Factor levels in the blood followed by a rapid fall off in activity to a trough level in a range that is measured as moderate or severe hemophilia and resulting in higher bleeding risk. Stable and higher factor levels could potentially yield a significant improvement in outcomes and have the added benefit of convenience over competing intravenous therapeutics, particularly when administered to children, and where venous access is challenging.

We also have several Factor Xa variants that have demonstrated efficacy in several preclinical models and have the potential to be used as a universal procoagulant. We have delayed initiating further work on our Factor Xa therapeutic program at this time to focus our efforts on the Factor VIIa and Factor IX clinical programs.

Based on industry reports, we estimate annual worldwide sales in 2017 for FDA-approved recombinant protease products for individuals with hemophilia A and B and an inhibitor were approximately $1.2 billion and approximately $2.2 billion when including prothrombin complex concentrate products.

We continue to explore licensing opportunities for our anti-complement programs in dry AMD, however our focus remains on advancing MarzAA and CB 2679d/ISU304 through Phase 2/3 and Phase 2b clinical trials for hemophilia indications, respectively.

In October 2017, we announced a strategic research collaboration with Mosaic Biosciences, Inc. to develop intravitreal anti-complement factor 3 products for the treatment of dry AMD and other retinal diseases. The transaction was reviewed by disinterested members of our board of directors and approved by our audit committee. Expenses related to the collaboration were $0.03 million for the year ended December 31, 2017.

Transactions with related parties, including the transaction referred to above, are reviewed and approved by independent members of our Board of Directors in accordance with our Code of Business Conduct and Ethics.

On June 29, 2009, we entered into a Research and License agreement with Wyeth Pharmaceuticals, Inc., subsequently acquired by Pfizer, whereby we and Pfizer collaborated on the development of novel human Factor VIIa products and we granted Pfizer the exclusive rights to develop and commercialize the licensed products on a worldwide basis. On April 2, 2015, Pfizer notified us that it was exercising its right to terminate the research and license agreement effective June 1, 2015. Accordingly, we revised the expected period of performance to end on June 1, 2015, and the deferred revenue balance was fully amortized as of that date. On December 8, 2016, we signed a definitive agreement related to the termination of the Pfizer Agreement. Pursuant to this termination agreement, Pfizer granted us an exclusive license to Pfizer’s proprietary rights for manufacturing materials and processes that apply to Factor VIIa variants, CB 813a and MarzAA. Pfizer also transferred to us the IND application and documentation related to the development, manufacturing and testing of the Factor VIIa products as well as the orphan drug designation.

Pursuant to this agreement, we agreed to make contingent cash payments to Pfizer in an aggregate amount equal to up to $17.5 million, payable upon the achievement of clinical, regulatory and commercial milestones. Following commercialization of any covered product, Pfizer would also receive a single-digit royalty on net product sales on a country-by-country basis for a predefined royalty term. In February 2018, we paid Pfizer a $1 million milestone payment based on the dosing of the first patient in the ongoing Phase 2 study.

In September 2013, we signed a license and collaboration agreement with ISU Abxis pursuant to which we licensed our proprietary human Factor IX products to ISU Abxis for initial development in South Korea. Under the agreement, ISU Abxis is responsible for manufacturing, preclinical development activities and clinical development through a proof-of-concept Phase 1/2 study in individuals with hemophilia B that was conducted in South Korea.

We have the sole rights and responsibility for worldwide development, manufacture, and commercialization of Factor IX products after Phase 1/2 development. ISU Abxis may exercise its right of first refusal to acquire commercialization rights in South Korea, in which case they would be entitled to profit sharing on worldwide sales. ISU Abxis paid us an up-front fee of $1.75 million and is obligated to pay to us contingent milestone-based payments on the occurrence of certain defined development events, of which two have been achieved as of as of December 31, 2017. Collaboration and license revenue related to the ISU Abxis agreement was $0.3 million and $0.4 million during the years ended December 31, 2017 and 2016 respectively, that reflect the amortization of the up-front fee over the estimated period of our performance obligations, which concluded in February 2018. We received milestone payments from ISU Abxis of $0.9 million and $0 during the years ended December 31, 2017, and 2016, respectively, of which we recognized $0.7 million and $0 for the years ended December 31, 2017 and 2016, respectively, for milestones payments, which are recognized over the estimated remaining period of our performance obligation under the agreement. We had a deferred revenue balance of $0.2 million as of December 31, 2017 related to the ISU Abxis collaboration.

We have no products approved for commercial sale and have not generated any revenue from product sales. From inception to December 31, 2017, we have raised net cash proceeds of approximately $256.6 million, primarily from private placements of convertible preferred stock and the proceeds from our merger with Targacept in addition to issuances of shares of common stock and warrants and payments received from collaboration agreements. The cash proceeds raised do not include the redeemable convertible notes that are offset by 100% restricted cash held in escrow to pay all possible redemptions, and which were redeemed at maturity in February 2018.

We have never been profitable and have incurred significant operating losses in each year since inception. Our net losses were $21.6 million and $16.9 million for years ended December 31, 2017 and 2016, respectively. As of December 31, 2017, we had an accumulated deficit of $173.5 million. Substantially all our operating losses resulted from expenses incurred in our research and development programs and from general and administrative costs associated with our operations.

We expect to incur significant expenses and increasing operating losses for at least the next several years as we continue the preclinical, manufacturing and clinical development, and seek regulatory approval for our drug candidates. In addition, our expenses have increased due to hiring additional financial personnel, upgrading our financial information systems and incurring costs associated with being a public company. In addition, our operating losses may fluctuate significantly from quarter to quarter and year to year due to timing of preclinical, clinical development programs and regulatory approval.

Recent Developments

On December 20, 2017, we entered into an underwriting agreement with JonesTrading, in connection with a registered firm commitment underwritten public offering of 1,105,263 shares of the Company’s common stock, pursuant to a shelf registration statement that was declared effective by the SEC on April 28, 2016. On December 22, 2017 we sold 1,105,263 shares of common stock at a price to the public of $9.50 per share. The net proceeds to the Company, after deducting the underwriting discounts and commissions and offering expenses payable by us were approximately $9.7 million.

On February 13, 2018, we entered into an underwriting agreement with JonesTrading, in connection with a registered firm commitment underwritten public offering of 2,941,176 shares of common stock, pursuant to a shelf registration statement that was declared effective by the SEC on February 6, 2018. On February 15, 2018 we sold 3,382,352 shares of common stock (including 441,176 shares of common stock sold pursuant to the exercise of the underwriters’ overallotment option) at a price to the public of $34 per share. The net proceeds to us, after deducting the underwriting discounts and commissions and offering expenses payable by us were approximately $106.7 million.

Financial Operations Overview

Contract Revenue

Our contract revenue was generated by recognizing revenue from the amortization of up-front licensee fees and milestone payments for research and development services under our collaboration agreement with ISU Abxis. Payments made to us under these agreements are recognized over the period of performance for each arrangement. We may also be entitled to receive additional milestone payments and other contingent payments upon the occurrence of specific events. We have not generated any revenue from commercial product sales to date. ISU Abxis represents 100% of our total contract revenue for the years ended December 31, 2017 and 2016.

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

Research and development expenses consist primarily of the following:

•	employee-related expenses, which include salaries, benefits and stock-based compensation;
•	laboratory and vendor expenses, including payments to consultants, related to the execution of preclinical, non-clinical, and clinical studies;
•	the cost of acquiring and manufacturing preclinical and clinical materials and developing manufacturing processes;
•	clinical trial expenses, including costs of third-party clinical research organizations;
•	performing toxicity studies; and
•	facilities and other allocated expenses, which include direct and allocated expenses for rent and maintenance of facilities, depreciation and amortization expense and other supplies.

The following table summarizes our research and development expenses during the years ended December 31, 2017 and 2016 (in thousands).

	Year Ended December 31,
	2017	2016
Personnel costs	$2,219	$4,062
Preclinical research	1,855	2,642
Clinical manufacturing	7,959	3,553
Facility and overhead	814	1,298
Total research and development expenses	$12,847	$11,555

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

On September 3, 2016, our Board of Directors approved reducing our workforce by 10 employees, or approximately 50% of our workforce consistent with a revised strategic plan to reallocate our resources to our hemostasis programs, including our highly potent next-generation Factor VIIa MarzAA, and our highly potent next-generation Factor IX CB 2679d/ISU304. This reduction in force was completed by the fourth quarter 2016 and we recorded restructuring charges of $1.0 million, for the year ended December 31, 2016. In connection with the restructuring, we received proceeds of $0.9 million for property and equipment from the sale of excess equipment and other assets, which are recorded in other income for the year ended December 31, 2016. There were no further restructuring expenses recorded during the year ended December 31, 2017.

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

On May 20, 2016, we signed a development and manufacturing services agreement with AGC Biologics, Inc. (“AGC”), formerly known as CMC ICOS Biologics, Inc., pursuant to which AGC will conduct manufacturing development manufacture agreed upon product candidates. We will own all intellectual property developed in such manufacturing development activities that are specifically related to our product candidates and will have a royalty-free and perpetual license to use AGC’s intellectual property to the extent reasonably necessary to make these product candidates, including commercial manufacturing. In 2016 we commenced manufacturing activities for MarzAA, and together with AGC we have successfully manufactured marzeptacog alfa (activated) for the Phase 2 portion of a planned Phase 2/3 clinical trial. In February 2018 we entered into a statement of work for AGC for process transfer and clinical scale manufacturing of CB 2679d/ISU 304.

We have agreed to a total of $3.8 million in payments to AGC pursuant to the initial statement of work for MarzAA under the Agreement, and an additional $5.6 million for the statement of work for CB2679d/ISU 304, in each case subject to completion of applicable work stages. In the event that clinical manufacturing batches need to be cancelled or rescheduled, we would be obligated to pay for a portion of AGC’s manufacturing fees less certain fees that AGC is able to mitigate. The initial term of the agreement is ten years or, if later, until all stages under outstanding statements of work have been completed. Either party may terminate the agreement in its entirety upon written notice of a material uncured breach or upon the other party’s bankruptcy, and we may terminate the agreement upon prior notice for any reason. In addition, each party may terminate the agreement in the event that the manufacturing development activities cannot be completed for technical or scientific reasons. As of December 31, 2017, we have $0.7 million in payment obligations to AGC remaining under the initial statement of work for MarzAA.

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

Results of Operations

The following tables set forth our results of operations data for the periods presented (in thousands):

	Year Ended December 31,
	2017	2016	Change ($)	Change (%)
Contract revenue	$1,018	$399	$619	155%
Operating expenses:
Research and development	12,847	11,555	1,292	11%
General and administrative	9,993	9,262	731	8%
Total operating expenses	22,840	20,817	2,023	10%
Loss from operations	(21,822)	(20,418)	(1,404)	7%
Interest and other income	261	3,473	(3,212)	(92)%
Net loss	$(21,561)	$(16,945)	$(4,616)	27%

Contract revenue

Contract revenue was $1.0 million and $0.4 million during the years ended December 31, 2017 and 2016, respectively, an increase of $0.6 million, or 155%. The increase was due to the amortization of milestone payments received in 2017 from ISU Abxis under our collaboration agreement.

Research and Development Expenses

Research and development expenses were $12.8 million and $11.6 million during the years ended December 31, 2017 and 2016, respectively, an increase of $1.3 million, or 11%. The increase was due primarily to an increase of $2.6 million related to manufacturing expenses for MarzAA and $1.0 million related to preclinical third-party research and development service contracts, partially offset by a decrease of $1.8 million in personnel-related costs and a decrease of $0.5 million in lab and facility costs, both in connection with the reduction in workforce.

Based on our current programs and related commitments, we expect our research and development expenses for the year ending December 31, 2018 to increase materially compared with 2017s, due primarily to costs associated with clinical trials and manufacturing for MarzAA and CB 2679d/ISU 304. Through the completion of the Phase 1/2 clinical study of CB 2679d/ISU 304, ISU Abxis was responsible for manufacturing and clinical development expenses for this product candidate.  Pursuant to our collaboration agreement with ISU Abxis, these expenses are now our responsibility.

General and Administrative Expenses

General and administrative expenses were $10.0 million and $9.3 million during the years ended December 31, 2017 and 2016, respectively, an increase of $0.7 million, or 8%. The increase was due primarily to an increase of $1.0 million in personnel-related costs as a result of increased headcount and stock-based compensation costs and $0.1 million related to facility and other costs; partially offset by a decrease of $0.4 million in professional service costs.

We anticipate that general and administrative expenses for 2018 will be similar to 2017 expenses.

Interest and Other Income

Interest and other income was $0.3 million and $3.5 million during the years ended December 31, 2017 and 2016, respectively, a decrease of $3.2 million, or 92%. The decrease was due primarily to a $2.2 million net gain recognized in 2016, related to the sale of assets in 2016 and $1.2 million gain recognized in 2016, related to the change in fair value of the derivative liability in 2016, partially offset by $0.2 million in interest income.

Recent Accounting Pronouncements

Accounting Pronouncements Recently Adopted

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The new standard involves several aspects of the accounting for share-based payment transactions, including the income tax consequences, accounting for forfeitures, classification of awards as either equity or liabilities and classification on the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016. We adopted ASU 2016-09 in 2017 and this guidance did not have a material impact on our financial statements.

In November 2016, the FASB issued ASU 2016-18, Restricted Cash, which requires amounts generally described as restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the total beginning and ending amounts for the periods shown on the statement of cash flows. ASU 2016-08 is effective for fiscal years beginning after December 15, 2017 using a retrospective transition method to each period presented and early adoption is permitted. We adopted ASU 2016-18 in the first quarter of 2018 and this guidance will have a material impact by decreasing our cash flows from financing activities by $14.3 million.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The standard provides guidance on how certain cash receipts and payments are presented and classified in the statement of cash flows, including beneficial interests in securitization. The standard is intended to reduce current diversity in practice. We adopted ASU 2016-15 in the first quarter of 2018, and this guidance did not have a material impact on our financial statements.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments – Overall (Topic 825-10), which updates certain aspects of recognition, measurement, presentation and disclosure of financial instruments. ASU 2016-01 will be effective for the Company beginning in the first quarter of 2018, and early adoption is not permitted. We adopted ASU 2016-01 in the first quarter of 2018, and this guidance did not have a material impact on our financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers. Subsequently, the FASB has issued the following standards related to ASU 2014-09: ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations; ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing; and ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, (collectively, the “new revenue standards”). We adopted the new revenue standards in the first quarter of 2018, using the modified retrospective method through a cumulative adjustment to equity. While we have identified that the most significant change relates to our accounting for collaboration arrangements with multiple deliverables, in particular, the ISU Abxis agreement. Under the current guidance, such deliverables and consideration must be accounted for under a single unit of accounting along with other arrangement deliverables and consideration that do not have stand-alone value and are recognized as revenue over the estimated period that the performance obligations are to be performed. Under the new standard however, the total arrangement consideration is allocated to each performance obligation based on its estimated stand-alone selling price and revenue is recognized as each performance obligation is satisfied. As a result, we anticipate that revenue for this transaction may be recorded in an earlier period than under the existing guidance, resulting in an immaterial increase to our opening balance of retained earnings as of January 1, 2018.

Adopting ASU No. 2014-09, Revenue from Contracts with Customers, or the new revenue standard, will involve significant new estimates and judgments related to the estimates of stand-alone selling prices and the allocation of discounts and variable consideration in allocating the transaction price. We expect that revenue will be recognized earlier under the new standard and may have more variability due to significant estimates involved in the new accounting.

Accounting Pronouncements Not Yet Adopted

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

Liquidity and Capital Resources

As of December 31, 2017, we had $32.4 million of cash, cash equivalents and short-term investments, a $21.6 million net loss and $20.0 million cash used in operations. We have an accumulated deficit of $173.5 million as of December 31, 2017. Our primary uses of cash are to fund operating expenses, including research and development expenditures and general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in its outstanding accounts payable and accrued expenses.

On March 16, 2016, we entered into a Capital on DemandTM Sales Agreement with JonesTrading. In accordance with the terms of the sales agreement, we were able to offer and sell shares of our common stock having an aggregate offering price up to $6.5 million, subject to certain limitations, from time to time in one or more public offerings of our common stock, with JonesTrading acting as agent, in transactions pursuant to a shelf registration statement that was declared effective by the SEC on April 28, 2016. We sold 479,681 shares of common stock in the open market for net proceeds (net of commissions) of $6.3 million through December 31, 2017, in the Capital on DemandTM program. As of December 31, 2017, we had no common stock available for sale under the Controlled Equity OfferingTM program.

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

On December 20, 2017, we entered into an underwriting agreement with JonesTrading, in connection with a registered firm commitment underwritten public offering of 1,105,263 shares of common stock, pursuant to a shelf registration statement that was declared effective by the SEC on April 28, 2016. On December 22, 2017 we sold

1,105,263 shares of common stock at a price to the public of $9.50 per share. The net proceeds to us, after deducting the underwriting discounts and commissions and offering expenses payable by us were approximately $9.7 million.

On February 13, 2018, we entered into an underwriting agreement with JonesTrading, in connection with a registered firm commitment underwritten public offering of 2,941,176 shares of common stock, pursuant to a shelf registration statement that was declared effective by the SEC on February 6, 2018. On February 15, 2018 we sold 3,382,352 shares of common stock (including 441,176 shares of common stock sold pursuant to the exercise of the underwriters’ overallotment option) at a price to the public of $34.00 per share. The net proceeds to us, after deducting the underwriting discounts and commissions and offering expenses payable by us were approximately $106.7 million.

We believe that our existing capital resources, including cash, cash equivalents and short-term investments will be sufficient to meet our projected operating requirements for at least the next 12 months from the date of this Annual Report on Form 10-K. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. We plan to continue to fund losses from operations and capital funding needs through future equity and/or debt financings, as well as potential additional asset sales, licensing transactions, collaborations or strategic partnerships with other companies. The sale of additional equity or convertible debt could result in additional dilution to our stockholders. The incurrence of indebtedness would result in debt service obligations and could result in operating and financing covenants that would restrict our operations. Licensing transactions, collaborations or strategic partnerships may result in us relinquishing valuable rights. We can provide no assurance that financing will be available in the amounts we need or on terms acceptable to us, if at all. If we are not able to secure adequate additional funding we may be forced to delay, make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, and/or suspend or curtail planned programs. Any of these actions could materially harm our business.

The following table summarizes our cash flows for the periods presented (in thousands):

	Year Ended December 31,
	2017	2016
Cash used in operating activities	$(19,940)	$(18,472)
Cash used in investing activities	(11,252)	(1,308)
Cash provided by financing activities	35,400	948
Net increase (decrease) in cash and cash equivalents	$4,208	$(18,832)

Cash Flows from Operating Activities

Cash used in operating activities for the year ended December 31, 2017 was $20.0 million, due primarily to a net loss of $21.6 million, partially offset by the change in our net operating assets and liabilities of $0.6 million due primarily to a $1.3 million increase in accrued compensation and other accrued liabilities, partially offset by a $0.3 million decrease in prepaid expenses, $0.1 million increase in deposits due to our new lease, $0.1 million decrease in accounts payable and a $0.1 million increase in deferred revenue due to the additional milestone fees from our collaborations. Non-cash charges of $0.9 million were recorded for stock-based compensation and $0.2 million for depreciation and amortization.

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

Cash Flows from Investing Activities

Cash used in investing activities for the year ended December 31, 2017 was $11.2 million, due primarily to $25.5 million in purchases of investments, partially offset by proceeds from maturities of investments of $14.3 million.

Cash used in investing activities for the year ended December 31, 2016 was $1.3 million, due primarily to $13.4 million in purchases of investments and $0.5 million related to the purchase of property and equipment, partially offset by proceeds from maturities of investments of $10.0 million $1.7 million related to the sale of assets and proceeds from the sale of property and equipment of $0.9 million.

Cash flows from Financing Activities

Cash provided by financing activities for the year ended December 31, 2017 was $35.4 million, due primarily to $18.6 million in net proceeds from the issuance of preferred stock, common stock and warrants related to our underwritten public offering in April 2017, $9.7 million in net proceeds from issuance of common stock related to our underwritten public offering in December 2017, $5.3 million in net proceeds from issuance of common stock in Capital on DemandTM transactions, $1.8 million in proceeds from the exercise of common stock warrants and the release of restricted cash of $14.3 million related to the redemption of some of the redeemable convertible notes which was offset by payments of $14.3 million related to the redemption of such notes..

Cash provided by financing activities for the year ended December 31, 2016 was $0.9 million, due primarily to $0.9 million in net proceeds from issuance of common stock in at-the-market transactions.

Contractual Obligations

The following table summarizes our fixed contractual obligations as of December 31, 2017 (in thousands):

	Payments due by period
	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Contractual Obligations:
Operating lease obligations(1)	$475	$1,500	$678	$—	$2,653
AGC Manufacturing obligations(2)	654	—	—	—	654
Total contractual obligations(3)(4)	$1,129	$1,500	$678	$—	$3,307

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

(4)

We had unrecognized tax benefits in the amount of $1.5 million as of December 31, 2017 related to uncertain tax positions. However, there is uncertainty regarding when these benefits will require settlement so these amounts were not included in the contractual obligations table above.

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

We adopted the new revenue standards in the first quarter of 2018, using the modified retrospective method through a cumulative adjustment to equity. Adopting the new revenue standards, will involve significant new estimates and judgments related to the estimates of stand-alone selling prices and the allocation of discounts and variable consideration in allocating the transaction price. We expect that revenue will be recognized earlier under the new standard and may have more variability due to significant estimates involved in the new accounting.

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

Determining the fair value of stock-based awards at the grant date requires judgment. We use the Black-Scholes option-pricing model to determine the fair value of stock options. The determination of the grant date fair value of options using an option-pricing model is affected by our assumptions regarding a number of variables including the fair value of our common stock, our expected common stock price volatility over the expected life of the options, expected term of the stock option, risk-free interest rates and expected dividends. We record stock-based compensation as a compensation expense, net of the estimated impact of forfeited awards. We apply a forfeiture rate to stock-based compensation expense using historical data to estimate pre-vesting option forfeitures. We estimate forfeitures at the time of grant, and revise those estimates in subsequent periods if actual forfeitures differ materially from those original estimates. As such, we recognize a stock-based compensation expense only for those stock-based awards that are expected to vest, over their requisite service period, based on the vesting provisions of the individual grants. See Note 10 to our consolidated financial statements included in this Annual Report on Form 10-K for more information.

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

However, because of the short-term nature of the instruments in our portfolio, a sudden change in market interest rates would not be expected to have a material impact on the fair market value of our investment portfolio. As of December 31, 2017, we had cash and cash equivalents of $32.4 million, which consisted of bank deposits and money market funds, and short-term investments of $18.0 million. The redeemable convertible notes we issued in August 2015 in the merger do not bear interest and thus a change in market interest rates would not have an impact on an interest expense related to these redeemable convertible notes. Accordingly, we do not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our investment portfolio.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CATALYST BIOSCIENCES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Catalyst Biosciences, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Catalyst Biosciences, Inc. (the "Company") as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive loss, convertible preferred stock and stockholders' equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2017 and 2016, and the consolidated results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the Company’s financial statements based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements.  Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements.  We believe that our audits provide a reasonable basis for our opinion.

/s/ EisnerAmper LLP

We have served as the Company’s auditor since 2014.

EISNERAMPER LLP

Iselin, New Jersey

March 19, 2018

Catalyst Biosciences, Inc.

Consolidated Balance Sheets

(In thousands, except shares and per share amounts)

	December 31, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$14,472	$10,264
Short-term investments	17,971	6,800
Restricted cash	5,333	19,468
Prepaid and other current assets	1,309	958
Accounts receivable	24	31
Total current assets	39,109	37,521
Restricted cash, noncurrent	—	125
Deposits, noncurrent	128	—
Property and equipment, net	276	444
Total assets	$39,513	$38,090
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$747	$837
Accrued compensation	1,366	596
Other accrued liabilities	1,322	805
Deferred revenue, current portion	212	283
Deferred rent, current portion	7	41
Redeemable convertible notes	5,085	19,403
Total current liabilities	8,739	21,965
Deferred revenue, noncurrent portion	—	47
Deferred rent, noncurrent portion	—	7
Total liabilities	8,739	22,019
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; 3,680 and 0 shares issued and outstanding at December 31, 2017 and 2016, respectively	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized; 6,081,230 and 801,756 shares issued and outstanding at December 31, 2017 and 2016, respectively	6	1
Additional paid-in capital	204,262	164,053
Accumulated other comprehensive income (loss)	—	(1)
Accumulated deficit	(173,494)	(147,982)
Total stockholders’ equity	30,774	16,071
Total liabilities and stockholders’ equity	$39,513	$38,090

The accompanying notes are an integral part of these consolidated financial statements.

Catalyst Biosciences, Inc.

Consolidated Statements of Operations

(In thousands, except shares and per share amounts)

	Year Ended December 31,
	2017	2016
Contract revenue	$1,018	$399
Operating expenses:
Research and development	12,847	11,555
General and administrative	9,993	9,262
Total operating expenses	22,840	20,817
Loss from operations	(21,822)	(20,418)
Interest and other income, net	261	3,473
Net loss	(21,561)	(16,945)
Deemed dividend for convertible preferred stock beneficial conversion feature	(3,951)	—
Net loss attributable to common stockholders	$(25,512)	$(16,945)
Net loss per share attributable to common stockholders, basic and diluted	$(7.45)	$(21.75)
Shares used to compute net loss per share attributable to common stockholders, basic and diluted	3,423,901	779,166

The accompanying notes are an integral part of these consolidated financial statements.

Catalyst Biosciences, Inc.

Consolidated Statements of Comprehensive Loss

(In thousands)

	Year Ended December 31,
	2017	2016
Net loss	$(21,561)	$(16,945)
Other comprehensive income (loss):
Unrealized (gain) loss on available-for-sale securities	1	(2)
Total comprehensive loss	$(21,560)	$(16,947)

The accompanying notes are an integral part of these consolidated financial statements.

Catalyst Biosciences, Inc.

Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity

(In thousands, except share amounts)

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance at December 31, 2015	—	$—	762,005	$1	$162,460	$1	$(131,037)	$31,425
Stock-based compensation expense	—	—	—	—	635	—	—	635
Issuance of common stock, net of issuance costs	—	—	39,743	—	957	—	—	957
Conversion of redeemable convertible notes to common stock	—	—	8	—	1	—	—	1
Unrealized (loss) on available-for-sale securities	—	—	—	—	—	(2)	—	(2)
Net loss	—	—	—	—	—	—	(16,945)	(16,945)
Balance at December 31, 2016	—	—	801,756	1	164,053	(1)	(147,982)	16,071
Stock-based compensation expense	—	—	—	—	863	—	—	863
Issuance of common stock, net of issuance costs	—	—	439,880	—	5,336	—	—	5,336
Issuance of convertible preferred stock, common stock and warrants for follow-on offering, net of issuance costs	13,350	—	1,470,000	2	18,561	—	—	18,563
Issuance of common stock for follow-on offering S-3, net of issuance costs	—	—	1,105,263	1	9,683			9,684
Issuance of common stock upon exercise of warrants	—	—	330,331	—	1,817	—	—	1,817
Conversion of preferred stock to common stock	(9,670)	—	1,934,000	2	(2)	—	—	—
Deemed dividend for preferred stock beneficial conversion feature	—	—	—	—	3,951	—	(3,951)	—
Unrealized gain on available-for-sale securities	—	—	—	—	—	1	—	1
Net loss	—	—	—	—	—	—	(21,561)	(21,561)
Balance at December 31, 2017	3,680	$—	6,081,230	$6	$204,262	$—	$(173,494)	$30,774

The accompanying notes are an integral part of these consolidated financial statements.

Catalyst Biosciences, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2017	2016
Operating Activities
Net loss	$(21,561)	$(16,945)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	863	635
Depreciation and amortization	173	389
Loss (Gain) on sale of assets	18	(2,231)
Gain on extinguishment of redeemable convertible notes	—	(99)
Change in fair value of derivative liability	—	(1,057)
Changes in operating assets and liabilities:
Prepaid and other current assets	(351)	956
Accounts receivable	7	461
Deposits	(128)	—
Accounts payable	(90)	(102)
Accrued compensation and other accrued liabilities	1,287	(60)
Deferred revenue	(118)	(400)
Deferred rent	(40)	(19)
Net cash flows used in operating activities	(19,940)	(18,472)
Investing Activities
Proceeds from maturities of short-term investments	14,300	10,002
Purchase of investments	(25,472)	(13,401)
Proceeds from sale of assets	—	1,674
Change in restricted cash	(57)	(5)
Proceeds from sale of property and equipment	—	890
Purchases of property and equipment	(23)	(468)
Net cash flows used in investing activities	(11,252)	(1,308)
Financing Activities
Release of restricted cash due to conversion and redemption of redeemable convertible notes	14,318	14,330
Payments for the redemption of redeemable convertible notes	(14,318)	(14,340)
Proceeds from issuance of common stock, net of issuance costs	5,336	958
Proceeds from issuance of preferred stock, common stock and warrants for follow-on offering, net of issuance costs	18,563	—
Proceeds from issuance of common stock under S-3, net of issuance costs	9,684	—
Proceeds from exercise of warrants	1,817	—
Net cash flows provided by financing activities	35,400	948
Net increase (decrease) in cash and cash equivalents	4,208	(18,832)
Cash and cash equivalents at beginning of year	10,264	29,096
Cash and equivalents at end of year	$14,472	$10,264

Supplemental Disclosure of Non-Cash Investing and Financing Information:
Deemed dividend for convertible preferred stock beneficial conversion feature	$3,951	$—
Unrealized (Gain) Loss on investments	$1	$(2)

The accompanying notes are an integral part of these consolidated financial statements

Catalyst Biosciences, Inc.

Notes to Consolidated Financial Statements

1.	Nature of Operations

Catalyst Biosciences, Inc. and its subsidiary (the “Company” or “Catalyst”) is a clinical-stage biotechnology company focused on developing novel medicines to address hematology indications, including the treatment of hemophilia. Its facilities are in South San Francisco, California and it operates in one segment. Prior to August 20, 2015, the name of the Company was Targacept, Inc. (“Targacept”). On August 20, 2015, Targacept completed its business combination with Catalyst (the “Merger”).

Liquidity

The Company had a net loss of $21.6 million for the year ended December 31, 2017 and an accumulated deficit of $173.5 million as of December 31, 2017 and expects to continue to incur losses for the next several years. As of December 31, 2017, the Company had $32.4 million in cash, cash equivalents and short-term investments and used $20.0 million of cash in operating activities for the year ended December 31, 2017. Management believes that the currently available resources, including cash, cash equivalents and short-term investments, will provide sufficient funds to enable the Company to meet its operating plan for at least the next twelve months from the date of this filing.

However, if the Company’s anticipated operating results are not achieved in future periods, management believes that planned expenditures can be reduced to extend the time period over which the then-available resources would be able to fund its operations. The Company plans to continue to fund losses from operations and capital funding needs through future equity and/or debt financings, as well as potential additional asset sales, licensing transactions, collaborations or strategic partnerships with other companies. The sale of additional equity or convertible debt could result in additional dilution to its stockholders. The incurrence of indebtedness would result in debt service obligations and could result in operating and financing covenants that would restrict the Company’s operations. The Company can provide no assurance that financing will be available in the amounts it needs or on terms acceptable to it, if at all. If the Company is not able to secure adequate additional funding it may be forced to delay, make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, and/or suspend or curtail planned programs. Any of these actions could materially harm its business.

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

Accounting Pronouncements Recently Adopted

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The new standard involves several aspects of the accounting for share-based payment transactions, including the income tax consequences, accounting for forfeitures, classification of awards as either equity or liabilities and classification on the statement of cash flows. ASU 2016-09 is

Catalyst Biosciences, Inc.

Notes to Consolidated Financial Statements

effective for fiscal years beginning after December 15, 2016. We adopted ASU 2016-09 in 2017 and elected to account for forfeitures as they occur and this guidance did not have a material impact on our financial statements. Adoption of the standard did not require any cumulative-effect adjustment to the beginning of the year equity

In November 2016, the FASB issued ASU 2016-18, Restricted Cash, which requires amounts generally described as restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the total beginning and ending amounts for the periods shown on the statement of cash flows. ASU 2016-08 is effective for fiscal years beginning after December 15, 2017 using a retrospective transition method to each period presented and early adoption is permitted. We adopted ASU 2016-18 in the first quarter of 2018 and this guidance will have a material impact by decreasing our cash flows from financing activities by $14.3 million.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The standard provides guidance on how certain cash receipts and payments are presented and classified in the statement of cash flows, including beneficial interests in securitization. The standard is intended to reduce current diversity in practice. We adopted ASU 2016-15 in the first quarter of 2018, and this guidance did not have a material impact on our financial statements.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments – Overall (Topic 825-10), which updates certain aspects of recognition, measurement, presentation and disclosure of financial instruments. ASU 2016-01 will be effective for the Company beginning in the first quarter of 2018, and early adoption is not permitted. We adopted ASU 2016-01 in the first quarter of 2018, and this guidance did not have a material impact on our financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers. Subsequently, the FASB has issued the following standards related to ASU 2014-09: ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations; ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing; and ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, (collectively, the “new revenue standards”). We adopted the new revenue standards in the first quarter of 2018, using the modified retrospective method through a cumulative adjustment to equity. While we have identified that the most significant change relates to our accounting for collaboration arrangements with multiple deliverables, in particular, the ISU Abxis agreement. Under the current guidance, such deliverables and consideration must be accounted for under a single unit of accounting along with other arrangement deliverables and consideration that do not have stand-alone value and are recognized as revenue over the estimated period that the performance obligations are to be performed. Under the new standard however, the total arrangement consideration is allocated to each performance obligation based on its estimated stand-alone selling price and revenue is recognized as each performance obligation is satisfied. As a result, we anticipate that revenue for this transaction may be recorded in an earlier period than under the existing guidance, resulting in an immaterial increase to our opening balance of retained earnings as of January 1, 2018.

Adopting ASU No. 2014-09, Revenue from Contracts with Customers, or the new revenue standard, will involve significant new estimates and judgments related to the estimates of stand-alone selling prices and the allocation of discounts and variable consideration in allocating the transaction price. We expect that revenue will be recognized earlier under the new standard and may have more variability due to significant estimates involved in the new accounting.

Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which replaces the existing guidance for leases. The new standard establishes a right-of-use (ROU) model that requires a lessee to record

Catalyst Biosciences, Inc.

Notes to Consolidated Financial Statements

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

Catalyst Biosciences, Inc.

Notes to Consolidated Financial Statements

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

Derivative Liability

The embedded redemption feature in the redeemable convertible notes, which are convertible into shares of the Company’s common stock was bifurcated and is accounted for as a derivative liability at its estimated fair value. The derivative is subject to remeasurement at the end of each reporting period, with changes in fair value recognized as a component of interest and other income, in the consolidated statements of operations. The Company will continue to adjust the liability for changes in fair value until the earlier of the conversion, redemption or maturity of the redeemable convertible notes, as of December 31, 2017 and 2016 the fair value was immaterial.

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

Amounts received under a collaborative agreement prior to satisfying revenue recognition criteria are recorded as deferred revenue in the accompanying consolidated balance sheets. Deferred revenue is recorded on the Company’s consolidated balance sheet as short-term or long-term based on its best estimate as to when such

Catalyst Biosciences, Inc.

Notes to Consolidated Financial Statements

revenue will be recognized. Short-term deferred revenue consists of amounts that the Company expects to recognize as revenue in the next 12 months. Amounts that the Company expects will not be recognized in the next 12 months are classified as long-term deferred revenue.

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

The Company adopted the new revenue standards in the first quarter of 2018, using the modified retrospective method through a cumulative adjustment to equity.

While the Company has identified that the most significant change relates to its accounting for collaboration arrangements with multiple deliverables, in particular, the ISU Abxis agreement. Under the current guidance, such deliverables and consideration must be accounted for under a single unit of accounting along with other arrangement deliverables and consideration that do not have stand-alone value and are recognized as revenue over the estimated period that the performance obligations are to be performed. Under the new standard however, the total arrangement consideration is allocated to each performance obligation based on its estimated stand-alone selling price and revenue is recognized as each performance obligation is satisfied. As a result, the Company anticipates that revenue for this transaction may be recorded in an earlier period than under the existing guidance, resulting in an immaterial increase to its opening balance of retained earnings as of January 1, 2018.

Research and Development Expenses

Research and development costs are expensed as incurred. Research and development costs consist of payroll and other personnel-related expenses, laboratory supplies and reagents, contract research and development services, and consulting costs, as well as allocations of facilities and other overhead costs. Under the Company’s collaboration agreements, certain specific expenditures are reimbursed by third parties. During the years ended December 31, 2017 and 2016, the Company recorded a reduction to research and development expenses of $0.1 million and $0.1 million, respectively related to these reimbursements.

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

The Company’s accounts receivable at December 31, 2017 was $0.02 million, due from ISU Abxis. The Company has incurred no credit losses to date. The Company does not require collateral from its collaboration partners.

Income Taxes

Income taxes are computed using the liability method. Deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Catalyst Biosciences, Inc.

Notes to Consolidated Financial Statements

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

The Company uses the Black-Scholes option-pricing valuation model to estimate the grant-date fair value of stock-based awards. The determination of fair value for stock-based awards on the date of grant using an option-pricing model requires management to make certain assumptions regarding a number of variables. Upon adoption of ASU 2016-09, the Company can make an accounting policy election to either estimate the number of share-based awards that are expected to vest, or account for forfeitures when they occur. The Company elected to account for forfeitures when they occur. As such, the Company recognizes stock-based compensation expense, over their requisite service period, based on the vesting provisions of the individual grants.

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

Catalyst Biosciences, Inc.

Notes to Consolidated Financial Statements

3.	Fair Value Measurements

For a description of the fair value hierarchy and our fair value methodology, see “Note 2 – Summary of Significant Accounting Policies”. As of December 31, 2017 and 2016, the Company’s highly liquid money market funds included within cash equivalents, restricted cash and U.S. government agency securities are valued using Level 1 inputs. The Company classifies its federal agency securities as Level 2. There were no transfers in or out of Level 1 and Level 2 during the periods presented.

Liabilities that are measured at fair value consist of the derivative liability associated with the redeemable convertible notes (see Note 9) and are valued using Level 3 inputs. There were no transfers in or out of Level 3 during the periods presented.

As of December 31, 2017 and December 31, 2016 the fair value of the derivative liability was immaterial. The estimated reporting date fair value-based measurement of the derivative liability was calculated using the Black-Scholes valuation model.

The following tables present the fair value hierarchy for assets and liabilities measured at fair value on a recurring basis as of December 31, 2017 and 2016 (in thousands):

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds(1)	$14,334	$—	$—	$14,334
U.S. government agency securities(3)	16,471	$—	$—	16,471
Restricted cash (money market funds)(2)	5,333	—	—	5,333
Agency securities(3)	—	1,500	—	1,500
Total financial assets	$36,138	$1,500	$—	$37,638

(1)	Included in cash and cash equivalents on accompanying consolidated balance sheets.
(2)

$5.2 million of restricted cash in the Indenture serves as full collateral for the redeemable convertible notes and $0.1 million of restricted cash serves as collateral for the Company’s corporate credit card and deposit for its facility lease.

(3)	Included in short-term investments on accompanying consolidated balance sheets and are classified as available-for-sale securities.

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds(1)	$10,156	$—	$—	$10,156
U.S. government agency securities(3)	6,800	—	—	6,800
Restricted cash (money market funds)(2)	19,593	—	—	19,593
Total financial assets	$36,549	$—	$—	$36,549

(1)	Included in cash and cash equivalents on accompanying consolidated balance sheets.
(2)

$19.4 million of restricted cash in the Indenture serves as full collateral for the redeemable convertible notes and $0.1 million of restricted cash serves as collateral for the Company’s corporate credit card and deposit for its facility lease.

(3)	Included in short-term investments on accompanying consolidated balance sheets and are classified as available-for-sale securities.

Catalyst Biosciences, Inc.

Notes to Consolidated Financial Statements

4.	Financial Instruments

Cash equivalents, restricted cash and short-term investments which are classified as available-for-sale securities, consisted of the following (in thousands):

December 31, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$14,334	$—	$—	$14,334
U.S. government agency securities	16,474	—	(3)	16,471
Restricted cash (money market funds)	5,330	3	—	5,333
Agency securities	1,500	—	—	1,500
Total financial assets	$37,638	$3	$(3)	$37,638
Classified as:
Cash and cash equivalents				$14,334
Short-term investments				17,971
Restricted cash (money market funds)				5,333
				$37,638

December 31, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$10,156	$—	$—	$10,156
U.S. government agency securities	6,802	—	(2)	6,800
Restricted cash (money market funds)	19,593	—	—	19,593
Total financial assets	$36,551	$—	$(2)	$36,549
Classified as:
Cash and cash equivalents				$10,156
Restricted cash (money market funds)				19,593
Short-term investments				6,800
				$36,549

As of December 31, 2017, the remaining contractual maturities of available-for-sale securities was less than one year. There have been no material realized gains or losses on available-for-sale securities for the periods presented. The carrying amounts of cash, accounts receivable, other receivables, accounts payable, other payables and redeemable convertible notes approximate their fair values due to the short-term maturity of these instruments.

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

For the year ended December 31, 2016, the Company recorded restructuring charges of $1.0 million, respectively, in R&D expense, due primarily to $0.9 million employee severance and benefits, and $0.1 million for legal and facility expenses in 2016. The restructuring balance was fully paid by December 31, 2016. There were no such charges recorded for the year ended December 31, 2017. In connection with the 2016 restructuring, the Company received proceeds on the sale of equipment of $0.9 million resulting in a gain of $0.6 million which is reported in interest and other income. There were no such proceeds during 2017.

Catalyst Biosciences, Inc.

Notes to Consolidated Financial Statements

6.	Property and Equipment

Property and equipment consisted of the following (in thousands):

	Year Ended December 31,
	2017	2016
Furniture	$317	$317
Leasehold improvements	1,598	1,613
Computer equipment	237	230
Software	147	144
	2,299	2,304
Less accumulated depreciation and amortization	(2,023)	(1,860)
Property and equipment, net	$276	$444

Property and equipment depreciation and amortization expense for the years ended December 31, 2017 and 2016 was $0.2 million and $0.4 million, respectively.

In connection with the Restructuring, the amount recorded as a restructuring charge for asset impairment, as presented in “Note 5 -Restructuring Actions,” was net of the gain on the sale of such assets.

7.	Commitments and Contingencies

Operating Leases

The Company leases office and research space under operating leases that expire in February 2018. As a result of the Restructuring, we exited certain facilities in South San Francisco. In November 2017, we entered into a new office lease agreement to lease approximately 8,606 rentable square feet of space located in South San Francisco, California. The term of the lease is five years and two months, starting February 16, 2018. We relocated our corporate headquarters into this new space in February 2018.

The Company’s rental expense under its operating leases was $0.8 million and $0.7 million for the years ended December 31, 2017 and 2016.

Future minimum lease payments under all non-cancelable operating leases at December 31, 2017, were as follows (in thousands):

2018	$475
2019	489
2020	500
2021	511
2022	523
2023	155
Total future minimum lease payments	$2,653

Manufacturing Agreements

On May 20, 2016, the Company signed a development and manufacturing services agreement with AGC Biologics, Inc. (“AGC”), formerly known as CMC ICOS Biologics, Inc., pursuant to which AGC will conduct manufacturing development and, and together with AGC the Company has successfully manufactured marzeptacog alfa (activated) for the Phase 2 portion of a planned Phase 2/3 clinical trial. The Company has agreed to a total of $3.8 million in payments to AGC pursuant to the initial statement of work under the Agreement, subject to completion of applicable work stages. As of December 31, 2017, the Company’s remaining obligations to AGC were $0.7 million under the agreement.

Catalyst Biosciences, Inc.

Notes to Consolidated Financial Statements

On February 21, 2018, the Company and AGC entered into a new statement of work under the development and manufacturing services agreement dated May 20, 2016, between the Company and AGC. Under the new statement of work, the Company has engaged AGC for the process transfer and commercial scale cGMP manufacturing of CB 2679d, Catalyst’s highly potent next-generation coagulation FIX variant being developed for the treatment of severe hemophilia B. The Company has agreed to a total of approximately $5.6 million in payments pursuant to the new statement of work, including the commercial scale manufacturing of CB 2679d, subject to completion of applicable work stages.

License Agreement Obligations

Under its technology license agreements to acquire certain technology rights, the Company has an obligation to pay minimum fees and then royalties based upon a percentage of any net sales of licensed products. License fees payable under the technology license agreements are $0.1 million in 2013 and each year thereafter until royalties commence. The technology license agreements also provide for future payments to be made by the Company upon the achievement of development milestones or cumulative sales milestones. Pursuant to the license and collaboration agreement with ISU Abxis (see Note 12 - Collaborations), the Company may be obligated to pay ISU Abxis up to $2.0 million in potential milestone payments. At December 31, 2017, no such milestones have been achieved. Under its agreement with Pfizer, which terminated as of June 2015, the Company may be obligated to make milestone and royalty payments to Pfizer up to $17.5 million payable upon the achievement of clinical, regulatory and commercial milestones. Following commercialization of any product, Pfizer would also receive a single-digit royalty on net product sales on a country-by-country basis for a predefined royalty term. In February 2018, the Company paid Pfizer a $1 million milestone payment based on the dosing of the first patient in the ongoing Phase 2 study.

8.	Related Parties

On October 24, 2017 the Company announced a strategic research collaboration with Mosaic Biosciences, Inc. (“Mosaic”) to develop intravitreal anti-complement factor 3 (C3) products for the treatment of dry AMD and other retinal diseases. According to the agreement the Company and Mosaic will co fund the research. Dr. Usman, our Chief Executive Officer and a member of our board of directors, and Mr. Lawlor, a member of our board of directors, are also members of the board of directors of Mosaic. Expenses related to the collaboration were $0.03 million for the year ended December 31, 2017.

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

Catalyst Biosciences, Inc.

Notes to Consolidated Financial Statements

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

As of December 31, 2017 and December 31, 2016, the fair value of the derivative liability was immaterial. The estimated reporting date fair value-based measurement of the derivative liability was calculated using the Black-Scholes valuation model.

The Company recognized no interest expense for both years ended December 31, 2017 and 2016, related to the amortization of the debt discount on the Company’s consolidated statement of operations as the redeemable convertible notes are immediately fully redeemable at the option of the holders and the entire debt discount was accreted immediately after the Merger.

As of December 31, 2017, the Notes had an outstanding balance of $5.1 million, $31.6 million of the Notes were redeemed and $0.3 million of the Notes were converted into common stock. $14.3 million of the Notes were redeemed during the year ended December 31, 2017. There was $0 and $0.1 million gain on extinguishment when the Notes were redeemed during the years ended December 31, 2017 and 2016, respectively.

On February 19, 2018, the Notes matured and the remaining Notes were repaid in full with cash from the restricted cash indenture. The Company has no outstanding Notes remaining as of February 20, 2018.

Catalyst Biosciences, Inc.

Notes to Consolidated Financial Statements

10.	Stock Based Compensation

The following table summarizes stock option activity under the Company’s equity incentive plans and related information:

	Number of Shares Underlying Outstanding Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (thousands)
Outstanding — December 31, 2015	146,634	$147.45	5.51	$16
Options granted	14,706	$23.70		—
Fractional shares written off in connection with the merger(1)	(4)	$—
Options canceled	(13,773)	259.05
Options forfeited	(6,573)	$64.95
Outstanding — December 31, 2016	140,990	$128.25	3.93	—
Options granted	742,000	$4.56
Options canceled	(141)	41.91
Options forfeited	(61,108)	$165.63
Outstanding — December 31, 2017	821,741	$13.69	9.17	$6,376
Exercisable — December 31, 2017	161,240	$45.34
Vested and expected to vest — December 31, 2017	821,741	$13.69
Shares Available to be granted — December 31, 2017	354,886

(1)

In connection with the merger, the Company assumed stock options covering an aggregate of 94,721 shares of common stock. The Company also assumed 190 shares of Restricted Stock Awards which vested in two equal annual installments beginning on December 31, 2015 and fully vesting on December 31, 2016 and excludes 4 aggregate fractional shares written off as a result of the conversion ratio applied to options assumed in the merger. Total stock-based compensation related to these restricted stock awards was $0.02 million for year ended December 31, 2016.

Valuation Assumptions

The Company estimated the fair value of stock options granted using the Black-Scholes option-pricing formula and a single option award approach. Due to its limited history as a public company and limited number of sales of its common stock, the Company estimated its volatility considering a number of factors including the use of the volatility of comparable public companies. The expected term of options granted under the Plan, all of which qualify as “plain vanilla” per SEC Staff Accounting Bulletin 107, is determined based on the simplified method due to the Company’s limited operating history and is 6.03 years based on the average between the vesting period and the contractual life of the option. The risk-free rate is based on the yield of a U.S. Treasury security with a term consistent with the option. This fair value is being amortized ratably over the requisite service periods of the awards, which is generally the vesting period. The weighted average grant date fair value of employee stock options was $4.01 for the year ended December 31, 2017 and was estimated using the following weighted-average assumptions for the years ended December 31, 2017 and 2016:

	Year Ended December 31,
	2017	2016
Employee Stock Options:
Expected term (in years)	6.03	6.14
Risk-free interest rate	2.03%	1.53%
Dividend yield	—	—
Volatility	110.29%	76.59%

Catalyst Biosciences, Inc.

Notes to Consolidated Financial Statements

Options Granted to Nonemployees

During the years ended December 31, 2017 and 2016, options to purchase 20,000 and 800 shares, respectively, of common stock were issued to consultants that vest over one to four years with a weighted-average exercise price of $4.69 and $20.40 per share, respectively. During the years ended December 31, 2017, and 2016, the Company recorded stock-based compensation expense attributable to these nonemployee stock awards of $0.02 million and $0.05 million, respectively.

The estimated grant-date fair values of the nonemployee stock options were determined using the Black-Scholes valuation model and the following assumptions:

	Year Ended December 31,
	2017	2016
Non-Employee Stock Options:
Contractual Life (in years)	9	10
Risk-free interest rate	2.35%	2.39%
Dividend yield	—	—
Volatility	111.55%	101.12%

Total stock-based compensation recognized was as follows (in thousands):

	Year Ended December 31,
	2017	2016
Research and development	$699	$185
General and administrative	164	450
Total stock-based compensation	$863	$635

As of December 31, 2017, 354,886 shares of common stock were available for future grant and 821,741 options to purchase shares of common stock were outstanding. As of December 31, 2017 the Company had unrecognized employee stock-based compensation expense of $3.2 million, related to unvested stock awards, which is expected to be recognized over an estimated weighted-average period of 2.9 years.

11.	Income Taxes

The Company has incurred cumulative net operating losses since inception and, consequently, has not recorded any income tax expense for the years ended December 31, 2017 and 2016 due to its net operating loss position.

The reconciliation of the federal statutory income tax rate to the Company’s effective tax rate for the years ended December 31, 2017 and 2016 are as follows:

	Year Ended December 31,
	2017	2016
Tax at statutory federal rate	-34.00%	-34.00%
State Tax (benefit)—net of federal benefit	0.00%	-1.12%
Permanent differences	0.60%	-7.95%
R&D credits	-1.64%	-3.16%
Derecognition due to Sec. 382 and 383 limitations	54.08%	0.00%
Change in valuation allowance	-52.90%	46.66%
Federal tax rate change	33.89%	0.00%
Other	-0.03%	-0.43%
Effective tax rate	—	—

Catalyst Biosciences, Inc.

Notes to Consolidated Financial Statements

Significant components of the Company’s deferred tax assets as of December 31, 2017 and 2016 consist of the following (in thousands):

	Year Ended December 31,
	2017	2016
Deferred tax assets:
Accruals and reserves	$1,112	$1,137
Net operating loss carry forwards	11,519	25,944
R&D tax credit carry forwards	3,545	3,174
Fixed and intangible assets	89	114
Valuation Allowance	(16,265)	(30,369)
Net deferred tax assets:	$—	$—

Based on the available objective evidence at December 31, 2017, the Company does not believe it is more likely than not that the net deferred tax assets (DTA) will be realizable.  Accordingly, the Company has provided a full valuation allowance against its net deferred tax assets at December 31, 2017 and 2016.

As of December 31, 2017, the Company had federal net operating loss carryforwards of approximately $54.8 million and state net operating loss (NOL) carryforwards of approximately $41.1 million. As of December 31, 2016, the Company had federal net operating loss carryforwards of approximately $68.3 million and state net operating loss carryforwards of approximately $46.6 million. If not utilized, the federal net operating loss carryforwards will begin to expire in 2025 through 2038 and state net operating loss carryforwards will expire from 2028 through 2038.

As of December 31, 2017, the Company also had tax credit carry forwards available to offset future tax liabilities of approximately $0.1 million for federal and $4.4 million for state. If unused, the federal credit will begin to expire in 2037 and the state tax credit does not expire.

If the Company experiences a greater than 50 percentage point aggregate change in ownership over a three-year period (a Section 382 ownership change), utilization of its pre-change NOL carryforwards are subject to annual limitation under Section 382 of the Internal Revenue Code (California has similar provisions). The annual limitation is determined by multiplying the value of the Company's stock at the time of such ownership change by the applicable long-term tax-exempt rate. Such limitations may result in expiration of a portion of the NOL carryforwards before utilization. As of December 31, 2017, the Company determined that ownership changes occurred December 31, 2007, August 20, 2015, and April 13, 2017. As a result of the ownership changes, approximately $108.9 million and $37.7 million of the NOLs will expire unutilized for federal and California purposes, respectively. As of December 31, 2017, the Company has derecognized NOL related DTAs in the tax affected amounts of $22.9 million and $0 million for federal and California purposes, respectively. The ability of the Company to use its remaining NOL carryforwards may be further limited if the Company experiences a Section 382 ownership change as a result of future changes in its stock ownership.

All of the federal R&D credits could expire unutilized as well, whereas none of the California R&D credits are subject to expiration. Approximately $6.1 million of gross federal R&D credit-related deferred tax assets were derecognized due to the Section 383 limitation.

Accounting for Uncertainty in Income Taxes

The Company only recognizes tax benefits if it is more likely than not that they will be sustained upon audit by the relevant tax authority based upon their technical merits. An uncertain tax position will not be recognized if it has less than a 50% likelihood of being sustained.

The Company had approximately $1.5 million of unrecognized tax benefits as of both December 31, 2017 and 2016. As the Company has a full valuation allowance on its deferred tax assets, the unrecognized tax benefits have reduced the deferred tax assets and the valuation allowance in the same amount. The Company does not expect the amount of unrecognized tax benefits to materially change in the next twelve months.

Catalyst Biosciences, Inc.

Notes to Consolidated Financial Statements

A reconciliation of the beginning and ending balance of the unrecognized tax benefits is as follows (in thousands):

Beginning Balance at January 1, 2016	$1,314
Increase/(Decrease) of unrecognized tax benefits taken in prior years	6
Increase/(Decrease) of unrecognized tax benefits related to current year	219
Ending Balance at December 31, 2016	$1,539
Increase/(Decrease) of unrecognized tax benefits taken in prior years	(126)
Increase/(Decrease) of unrecognized tax benefits related to current year	62
Ending Balance at December 31, 2017	$1,475

Interest and penalties related to unrecognized tax benefits would be included as income tax expense in the Company’s consolidated statements of operations. As of December 31, 2017 and 2016, the Company had not recognized any tax-related penalties or interest in its consolidated financial statements.

The Company files income tax returns in the United States federal, California, and New Jersey state jurisdictions. The Company is not currently under examination by income tax authorities in federal, state or other jurisdictions. The Company is subject to United States federal and state income tax examinations by authorities for all tax years due to accumulated net operating losses that are being carried forward for tax purposes.

On December 22, 2017, the United States government approved a bill reforming the U.S.  corporate income tax code which will reduce the corporate tax rate from 34% to 21%. The rate reduction would generally take effect on January 1, 2018. The carrying value of our deferred tax assets is also determined by the enacted U.S. corporate income tax rate. Consequently, any changes in the U.S. corporate income tax rate will impact the carrying value of our deferred tax assets. Under the new corporate income tax rate of 21%, deferred income tax assets will decrease by $7.3 million and valuation allowance will decrease by $7.3 million. The net effect of the tax reform enactment on the Company’s financial statements is $0 as of December 31, 2017.

12.	Collaborations

Pfizer

Pursuant to the termination agreement entered on December 8, 2016, in connection with the termination of a prior license and development agreement, Pfizer granted the Company an exclusive license to Pfizer’s proprietary rights for manufacturing materials and processes that apply to Factor VIIa variants, CB 813a and marzeptacog alfa (activated). Pfizer also transferred to the Company the IND application and documentation related to the development, manufacturing and testing of the Factor VIIa products as well as the orphan drug designation. The Company agreed to make contingent cash payments to Pfizer in an aggregate amount equal to up to $17.5 million, payable upon the achievement of clinical, regulatory and commercial milestones. Following commercialization of any covered product, Pfizer would also receive a single-digit royalty on net product sales on a country-by-country basis for a predefined royalty term. No amounts have been paid as of December 31, 2017, under this new agreement. In February 2018, the Company paid Pfizer a $1 million milestone payment based on the dosing of the first patient in the ongoing Phase 2 study.

Catalyst Biosciences, Inc.

Notes to Consolidated Financial Statements

ISU Abxis

On September 16, 2013, the Company signed a license and collaboration agreement with ISU Abxis, whereby the Company licensed its proprietary human Factor IX products to ISU Abxis for initial development in South Korea. Under the terms of the agreement, ISU Abxis is responsible for manufacturing, preclinical development activities and clinical development through completion of a proof-of-concept Phase 1/2 study in individuals with hemophilia B. The Company has the sole rights and responsibility for worldwide development, manufacture, and commercialization of Factor IX products after Phase 1/2 development. ISU Abxis may exercise its right of first refusal to acquire commercialization rights in South Korea, in which case they would be entitled to profit sharing on worldwide sales. ISU’s rights will also terminate if the Company enters into a license agreement with another party to develop, manufacture and commercialize Factor IX products in at the United States, European Union or Asia, subject to ISU’s retained rights in South Korea.

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

Contract revenue of $0.3 million and $0.4 million for the years ended December 31, 2017 and 2016, respectively, reflects the amortization of the up-front fee over the estimated period of our performance obligations, which concluded in February 2018. In addition, the Company received milestone payments from ISU Abxis of $0.9 million and $0 during the years ended December 31, 2017, and 2016, which are recognized over the estimated remaining period of the Company’s performance obligation under the agreement, of which the Company recorded $0.7 million and $0 for the years ended December 31, 2017 and 2016, respectively. The deferred revenue balance related to the ISU Abxis collaboration was $0.2 million and $0.3 million as of December 31, 2017 and 2016, respectively.

13.	Interest and Other Income

The following table shows the detail of other income, net for the years ended December 31, 2017 and 2016 (in thousands):

	Year Ended December 31,
	2017	2016
Gain on sale of assets	$—	$2,231
Change in derivative liability	—	1,156
Other Income, net	261	86
Total Other Income, net	$261	$3,473

14.	Stockholders’ Equity

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

The Company sold an aggregate of 479,681 shares of common stock in the open market at a weighted-average selling price of $13.55 per share, for net proceeds (net of commissions) of $6.3 million through December 31, 2017, of which $5.5 million were sold in the year ended December 31, 2017, in the Capital on DemandTM program. The Company charged approximately $0.2 million for JonesTrading commission against additional paid-in capital through December 31, 2017. As of December 31, 2017, the Company has no common stock available for sale under the program.

Catalyst Biosciences, Inc.

Notes to Consolidated Financial Statements

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

During the year ended December 31, 2017, 9,670 shares of the Company’s Series A Preferred Stock were converted into 1,934,000 shares of common stock of the Company. As of December 31, 2017, there were 3,680 shares of Series A Preferred Stock issued and outstanding.

Beneficial Conversion Feature Series A Preferred Stock (deemed dividend) — Each share of Series A Preferred Stock is convertible into 200 shares of common stock, at any time, at the option of the holder. The net proceeds to the Company of $18.6 million were allocated to the common stock, Preferred A Stock and warrants (see below) based on a relative fair value basis. This resulted in $10.1 million being allocated to the Preferred A Stock and resulted in an effective conversion price of $3.80 per share. On April 12, 2017, the date of issuance of the Series A Preferred Stock, the publicly traded common stock price was $5.28 per share.

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

Warrants — In connection with the closing on April 12, 2017 of the public offering and the overallotment option, the Company issued warrants to purchase 2,070,000 shares of common stock at an exercise price of $5.50 per share. Upon their issuance, the common stock warrants were determined to be equity instruments under ASC 480 and ASC 815-40. The net proceeds allocated to the warrants based on a relative fair value basis resulted in $5.0 million being allocated to the warrants.

The following is a summary of warrant activity for the year ended December 31, 2016 and 2017:

	Number of Shares
	Underlying Warrants	Exercise Price
Outstanding — December 31, 2016	12,039	$145.11
Issued	2,070,000	$5.50
Exercised	(330,331)	$5.50
Outstanding — December 31, 2017	1,751,708

Catalyst Biosciences, Inc.

Notes to Consolidated Financial Statements

December 2017 Underwritten Public Offering — On December 20, 2017, the Company entered into an underwriting agreement with JonesTrading, in connection with a registered firm commitment underwritten public offering of 1,105,263 shares of the Company’s common stock, pursuant to a shelf registration statement that was declared effective by the SEC on April 28, 2016. On December 22, 2017 the Company sold an aggregate of 1,105,263 shares of common stock at a price to the public of at $9.50 per share. The net proceeds to the Company, after deducting the underwriting discounts and commissions and offering expenses payable by the Company were approximately $9.7 million.

February 2018 Underwritten Public Offering — On February 13, 2018, the Company entered into an underwriting agreement with JonesTrading, in connection with a registered firm commitment underwritten public offering of 2,941,176 shares of common stock, pursuant to a shelf registration statement that was declared effective by the SEC on February 6, 2018. On February 15, 2018 the Company sold 3,382,352 shares of common stock (including 441,176 shares of common stock sold pursuant to the exercise of the underwriters’ overallotment option) at a price to the public of $34.00 per share. The net proceeds to the Company, after deducting the underwriting discounts and commissions and offering expenses payable by the Company were approximately $106.7 million.

15.	Net Loss per Share Attributable to Common Stockholders

The following table sets forth the computation of the basic and diluted net loss per common share during the years ended December 31, 2017 and 2016 (in thousands, except share and per share data):

	Year Ended December 31,
	2017	2016
Net loss attributable to common stockholders	$(25,512)	$(16,945)
Weighted-average number of shares used in computing net loss per share, basic and diluted	3,423,901	779,166
Net loss per share, basic and diluted	$(7.45)	$(21.75)

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

	Year Ended December 31,
	2017	2016
Options to purchase common stock	821,741	140,990
Convertible preferred stock(1)	736,000	—
Common stock warrants	1,751,708	12,063
Redeemable convertible notes	36,883	140,743
Total	3,346,332	293,796
(1)	As of December 31, 2017, represents 3,680 shares of Series A Preferred Stock on an as converted basis to 0.7 million shares of common stock.

Catalyst Biosciences, Inc.

Notes to Consolidated Financial Statements

16.	Subsequent Events

On February 13, 2018, the Company entered into an underwriting agreement with JonesTrading, in connection with a registered firm commitment underwritten public offering of 2,941,176 shares of common stock, pursuant to a shelf registration statement that was declared effective by the SEC on February 6, 2018. On February 15, 2018 the Company sold 3,382,352 shares of common stock (including 441,176 shares of common stock sold pursuant to the exercise of the underwriters’ overallotment option) at a price to the public of $34.00 per share. The net proceeds to the Company, after deducting the underwriting discounts and commissions and offering expenses payable by the Company were approximately $106.7 million.

On February 19, 2018, the Redeemable Convertible notes matured and the remaining Notes were repaid in full with cash from the restricted cash indenture. The Company has no outstanding Notes remaining as of February 20, 2018.

On February 21, 2018, the Company and AGC Biologics (“AGC”), formerly known as CMC ICOS Biologics, Inc. entered into a new statement of work under the development and manufacturing services agreement dated May 20, 2016, between the Company and AGC. Under the new statement of work, the Company has engaged AGC for the process transfer and commercial scale cGMP manufacturing of CB 2679d, Catalyst’s highly potent next-generation coagulation FIX variant being developed for the treatment of severe hemophilia B.  The Company has agreed to a total of approximately $5.6 million in payments pursuant to the new statement of work, including the commercial scale manufacturing of CB 2679d, subject to completion of applicable work stages.

On March 2, 2018, the Company called all 3,580 outstanding shares of Series A Preferred Stock to be converted into common stock effective as of March 7, 2018. As of March 15, 2018, the Series A Preferred Stock was converted into 716,000 shares of common stock and there were no Series A Preferred Stock outstanding.

On March 5, 2018, the Company called the remaining 254,628 outstanding warrants. As of March 15, 2018, there were 45,628 warrants remaining and approximately $9.3 million proceeds received from warrants exercised during 2018. Warrant holders have until 6:30PM EST on March 19, 2018 to exercise their warrants, after this date the remaining outstanding warrants will be cancelled and the right to exercise such warrants will extinguish.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

Item 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2017, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal controls over financial reporting (as such item is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Our management has conducted, with the participation of our CEO and CFO, an assessment, including testing of the effectiveness, of our internal control over financial reporting as of December 31, 2017. Management’s assessment of internal control over financial reporting was based on assessment criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on such evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2017.

Item 9B.	Other Information

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors

The members of our Board of Directors as of February 20, 2018, their class, positions and their respective ages on that date are:

Name	Age	Class	Position
Nassim Usman, Ph.D.	58	III	President and Chief Executive Officer
Augustine Lawlor	62	I	Chairman of the Board, Audit Committee Chair and Compensation Committee Member
Andrea Hunt	58	II	Science and Technology Committee Member
Eddie Williams	62	I	Board of Directors
Errol B. De Souza, Ph.D.	64	III	Governance and Nominating Committee, Compensation Committee Member and Science and Technology Committee Chair
Jeff Himawan, Ph.D.	52	II	Compensation Committee and Audit Committee Member
John P. Richard	60	II	Audit Committee Member and Governance and Nominating Committee Chair
Stephen A. Hill, M.D.	59	I	Science and Technology Committee Member

Nassim Usman, Ph.D. served as Chief Executive Officer and a member of the board of directors of Catalyst Bio from February 2006 until the completion of the merger in August 2015. Since the merger, Dr. Usman has served as our President and Chief Executive Officer and as a Class III director. Dr. Usman joined Catalyst Bio from Morgenthaler Ventures, where he is currently a Venture Partner. Prior to joining Morgenthaler in 2005, he was Senior Vice President and Chief Operating Officer at Sirna Therapeutics Inc., which was subsequently acquired by Merck, from 2004 to 2005, and held various R&D positions at both Sirna and Ribozyme Pharmaceuticals, including Vice President of R&D and Chief Scientific Officer, from 1992 to 2004. During his industrial career, Dr. Usman has overseen the entry of several drugs into clinical development, completion of multiple licensing deals with pharmaceutical and biotechnology companies and raised capital in both private and public financings. Prior to moving into the private sector in 1992, Dr. Usman was an NIH Fogarty and NSERC Postdoctoral Fellow and Scientist in the Departments of Biology and Chemistry at the Massachusetts Institute of Technology from 1987 to 1992. He has authored more than 70 scientific articles and is the named inventor in 130 issued patents and patent applications. Dr. Usman serves on the boards of directors of Mosaic Biosciences and Principia Biopharma, is a past director of Osprey Pharmaceuticals, Archemix Corporation and Atugen AG (now Silence Therapeutics) and served on the science advisory boards of RXi Pharmaceuticals and Noxxon Pharma AG. He received his B.Sc. (Honours) and Ph.D. in Organic Chemistry from McGill University. In his doctoral dissertation, he developed a method for the solid-phase synthesis of RNA that is widely used in science and in a marketed RNA product (Macugen™).

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

Augustine Lawlor served as a member of the board of directors of Catalyst Bio from February 2006 until the completion of the merger in August 2015 and as Chairman of the Catalyst Bio board of directors from February 2018. Since the merger, Mr. Lawlor has served on our Board as a Class I director. Since 2015, Mr. Lawlor has served as Chief Operating Officer of Leap Therapeutics, Inc. a Nasdaq-listed oncology company. He has been a Managing Director of HealthCare Ventures since 2000. From 1997 to 2000, he served as Chief Operating Officer of LeukoSite, Inc., a HealthCare Ventures III, IV and V company. Prior to joining LeukoSite, Mr. Lawlor was Chief Financial Officer and Vice President of Corporate Development for Alpha-Beta Technology. He has held similar positions at both BioSurface Technology and Armstrong Pharmaceuticals. Mr. Lawlor was previously a management consultant with KPMG. He is currently a director of biopharmaceutical companies Cardiovascular Systems, Inc., which is listed on Nasdaq, and Mosaic Biosciences, Inc. Mr. Lawlor has previously served as a director of Human Genome Sciences, which has since been acquired by GlaxoSmithKline and Replidyne, Inc. Mr. Lawlor received his Master’s in Public and Private Management from Yale University.

Mr. Lawlor brings an important insight and knowledge to the Board based on his experience as a successful venture capitalist, service on the boards of public and private companies, and roles in commercial and business development in the pharmaceutical and biotechnology industries.

Andrea Hunt has served on our Board as a Class II director since October 2017. Ms. Hunt served as the Vice President of New Product Gene Therapy, Neuroscience, Oncology and Ophthalmology with Shire from June 2016 until June 2017, where she developed and integrated disease area strategies for Shire’s gene therapy platform, Neuroscience, Oncology and Ophthalmology franchises. She previously served as the Vice President – Global Franchise Head for Blood Disorders with Baxalta from June 2015 to June 2016 before it was acquired by Shire. From 1988 to 2015, Ms. Hunt served in various roles with Baxter Healthcare, most recently as Vice President – Lead BAX855 and Gene Therapy in the Biosciences division from 2014 to June 2015. Ms. Hunt has served on the board of OX2 Therapeutics since November 2017. Ms. Hunt also served as a board member of the Alliance for Regenerative Medicine from 2016 to 2017 and is an advisor to the Angiogenesis Foundation. Ms. Hunt received an M.B.A. from the University of Michigan at Ann Arbor and a B.S. in Hospital Dietetics and B.A. in Foods & Nutrition from the University of Illinois at Urbana-Champaign.

We believe that Ms. Hunt’s breadth of experience with pharmaceutical and biotechnology companies, together with her service as a director for another biopharmaceutical company, make her suited to serve on the Board.

Eddie Williams has served on our Board as a Class I director since January 2018. Mr. Williams was most recently Senior Vice President of biopharmaceuticals at Novo Nordisk Inc., where he was responsible for the general management of all aspects of the biotechnology business for the U.S. in three therapeutic areas, including hemophilia. Prior to Novo Nordisk, Mr. Williams was Vice President of sales in the Respiratory and Dermatology Business Unit at Novartis Pharmaceuticals Corp., where he ran all sales aspects of the respiratory and dermatology businesses. Before joining Novartis, Mr. Williams held numerous sales and marketing positions of increasing responsibility for more than 20 years at Pharmacia & Upjohn Company (acquired by Pfizer in 2002). Mr. Williams served on the board of Biotechnology Innovation Organization (BIO), the National Sales Network, Basic Supply Company, Inc., has been recognized as Industry Leader of the Year by the National Hemophilia Foundation, and chaired fundraising for the Boys & Girls Club of Trenton/Mercer County. Mr. Williams earned his B.S. in biology and chemistry from Marshall University.

We believe that Mr. William’s breadth of experience with pharmaceutical and biotechnology companies, together with his service as a director for another biopharmaceutical company, make him suited to serve on the Board.

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

Jeff Himawan, Ph.D. served as a member of the board of directors of Catalyst Bio from December 2008 until the completion of the merger in August 2015. Since the merger, Dr. Himawan has served as a member of the Board as a Class II director. Dr. Himawan is a Managing Director at Essex Woodlands Health Ventures, a healthcare focused venture capital firm, where he previously served as a Partner from 2001 to 2004 and as an Adjunct Partner from 1999 to 2001. Since 2016, Dr. Himawan has served as a managing director of Park Lane Ventures. He has over 20 years of experience as a scientist, entrepreneur and venture capitalist. Dr. Himawan was a co-founder and Managing Director of Seed-One Ventures, LLC, a venture capital firm that specializes in the initial formation, financing and early operational development of technology-based companies, from 1996 to 2001. From 1983 to 1996, Dr. Himawan was a scientist in academic and industrial settings. He currently serves as a director of MediciNova and Horizon Pharma, two publicly traded companies, as well as Light Sciences Oncology. He has previously served as a director of Iomai, a publicly traded company, as well as Complete Genomics, OMT Therapeutics, Ception Therapeutics and Symphogen. Dr. Himawan received his B.S. from Massachusetts Institute of Technology and his Ph.D. from Harvard University.

We believe Dr. Himawan’s extensive experience in the biotechnology industry, considerable service on both public and private boards of directors, and background in corporate finance and raising capital will enable him to contribute important strategic insight to the Board.

John P. Richard served as a member of the board of directors of Targacept from November 2002 until the completion of the merger in August 2015, and he served as Chairman of the Board of Directors of Targacept from January 2014 until the completion of the merger. Since the merger, Mr. Richard has served as a member of the Board as a Class II director. Mr. Richard is the co-founder and head of corporate development at Mereo BioPharma Group plc., and has served as a non-executive director for the life science investment firm Phase4 Partners since March 2011, and has previously served as an Operating Partner and Venture Partner at Phase4 Partners. From 2005 until 2015 he was also a Managing Director of Georgia Venture Partners, a seed venture capital firm that focuses on the biotechnology industry. In addition, Mr. Richard has served as a senior business advisor to a number of biotechnology companies as well as a consultant to portfolio companies of Georgia Venture Partners and Phase4 Ventures. Mr. Richard has been a director of the publicly-traded company Vaxart, Inc. (formerly Aviragen Therapeutics, Inc.) since August 2013. Mr. Richard brings to the Board extensive business development experience, having led that function at three separate life science companies and played a primary role in establishing numerous pharmaceutical alliances.

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

Executive Officers

Our executive officers as of February 20, 2018, their positions and their respective ages on that date are:

Name	Age	Position
Nassim Usman, Ph.D.	58	President and Chief Executive Officer
Fletcher Payne	55	Chief Financial Officer
Howard Levy, M.B.B.Ch., Ph.D., M.M.M	63	Chief Medical Officer

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

To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2017 all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were filed in a timely manner.

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

Changes in Governance and Nominating Committee Procedures

There have been no material changes to the procedures by which stockholders may recommend individuals for consideration by the Governance and Nominating Committee as potential nominees for director since such procedures were last described in our Current Report on Form 10-K, filed with the SEC on March 9, 2017.

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

Director Independence

Nasdaq’s listing standards and Catalyst’s Corporate Governance Guidelines require that the Board consist of a majority of independent directors, as determined under the applicable Nasdaq listing standard. The Board, consistent with the determination of its Governance and Nominating Committee, has determined that each of Mr. Lawlor, Ms. Hunt, Mr. Williams, Dr. De Souza, Dr. Himawan and Mr. Richard qualify as an independent director. In addition, as further required by Nasdaq rules, the Board, consistent with the determination of its Governance and Nominating Committee, has made a subjective determination as to each independent director that no relationships exist which, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In making these determinations, our directors reviewed and discussed information provided by our directors and us with regard to each director’s business and personal activities as they may relate to us and our management.

Item 11.	EXECUTIVE COMPENSATION

Executive Compensation Table

In this Executive Compensation section of this Annual Report on Form 10-K, we refer to Dr. Usman, Dr. Levy and Mr. Payne, collectively, as our Named Executive Officers. Dr. Usman was our Chief Executive Officer and Mr. Payne and Dr. Levy were our next two highest compensated executive officers serving as of December 31, 2017.

Summary Compensation Table

The following table shows for the years ended December 31, 2017 and 2016 compensation awarded to or paid to our Named Executive Officers.

Name and principal position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)(4)	Total ($)
Nassim Usman, Ph.D.	2017	464,103	303,417	—	1,062,381	—	5,372	1,835,273
President and Chief Executive Officer	2016	453,200	113,300	—	—	—	3,134	569,634
Fletcher Payne	2017	335,244	152,536	—	289,351	—	2,092	779,223
Chief Financial Officer	2016	325,480	56,960	—	—	—	1,220	383,660
Howard Levy, M.B.B.Ch., Ph.D., M.M.M.(5)	2017	386,250	175,744	—	366,915	—	3,317	932,226
Chief Medical Officer	2016	265,625	46,484	—	100,060	—	1,935	414,104

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

(4)	The amounts in this column for Drs. Usman and Levy and Mr. Payne for 2017 and 2016 represent payment of life insurance premiums, long-term disability and other insurance-related reimbursements.
(5)	Dr. Levy commenced service with the Company on April 18, 2016.

Employment Agreements

Each of our currently serving Named Executive Officers is party to an offer letter (as described below), as well as a standard confidential information and/or inventions assignment agreement, under which each of Dr. Usman, Mr. Payne and Dr. Levy agreed not to disclose our confidential information. On September 19, 2017, we entered into amended and restated employment agreements with Dr. Usman and Mr. Payne. The employment agreements were amended and restated in order to, among other things, harmonize the provisions relating to

(i) severance without cause or as a result of constructive termination; (ii) severance without cause or as a result of constructive termination after a change of control; (iii) the definition of “constructive termination”; and (iv) the exercise period for vested options in the event of death or disability (collectively, the “Provisions”). Other than as described herein, the material terms of the employment agreements, as previously disclosed by us, have not been revised.

Our board of directors or the compensation committee reviews each NEO’s base salary and target bonus opportunity from time to time to ensure compensation adequately reflects the NEO’s qualifications, experience, role and responsibilities.

Nassim Usman

Under our amended and restated employment agreement with Dr. Nassim Usman, our President and Chief Executive Officer, Dr. Usman is entitled to an annual base salary, which is currently $480,800, and will also have the opportunity to earn an annual performance-based bonus of 50% of his base salary. Dr. Usman is eligible for our benefits program, including life and disability insurance, medical, dental and vision, and a 401K and Flex Spending account.

The employment agreement provides that if Dr. Usman’s employment is terminated without “cause” (as defined in the agreement) or as a result of “constructive termination,” (as defined in the agreement) in each case before a “change of control” (as defined in the agreement), he shall be entitled to receive the following:

•	severance payments, equal to the rate of his base salary he was receiving at the time of such termination for a period of twelve (12) months; and
•	accelerated vesting of the number of shares of common stock subject to options he holds that would otherwise have vested as of the date twelve (12) months after the effective date of his termination.

If Dr. Usman’s employment is terminated without “cause” or as a result of “constructive termination,” in each case after a “change of control,” he shall be entitled to receive the following:

•	continued payment of his base salary for twelve (12) months; and
•	accelerated vesting as of the time of such termination with respect to all unvested options.

Fletcher Payne

Under our amended and restated employment agreement with Fletcher Payne, our Chief Financial Officer, Mr. Payne is entitled to an annual base salary, which is currently $345,301, and will also have the opportunity to earn an annual performance-based bonus of 35% of his base salary. Mr. Payne is eligible for our benefits program, including life and disability insurance, medical, dental and vision, and 401K plans.

The employment agreement provides that if Mr. Payne’s employment is terminated without “cause” (as defined in the agreement) or as a result of “constructive termination,” (as defined in the agreement) in each case before a “change of control” (as defined in the agreement), he shall be entitled to receive the following:

•	severance payments, equal to the rate of his base salary he was receiving at the time of such termination for a period of six (6) months; and
•	accelerated vesting of the number of shares of common stock subject to options he holds that would otherwise have vested as of the date six (6) months after the effective date of his termination.

If Mr. Payne’s employment is terminated without “cause” or as a result of “constructive termination,” in each case after a “change of control,” he shall be entitled to receive the following:

•	continued payment of his base salary for nine (9) months; and
•	accelerated vesting as of the time of such termination with respect to all unvested options.

Howard Levy

Under our offer letter with Dr. Levy, our Chief Medical Officer, Dr. Levy is entitled to an annual base salary, which is currently $397,838. Dr. Levy will also have the opportunity to earn an annual performance-based bonus of 35% of his base salary. Further, as an inducement to his service with the Company, Dr. Levy was awarded options to purchase 6,666 shares of our common stock at an exercise price per share equal to the fair market value on the date of grant, one quarter of which vested at the one-year anniversary of his April 18, 2016 start date, and the remainder of which is vesting monthly at the rate of 1/48 of the total number of shares per month, subject to acceleration as set forth below. In the event that the Company terminates Dr. Levy’s employment for any reason, he will have three months following his termination to exercise the vested portion of these options, except in the case of death or disability, for which he will have one year to exercise such options.

The letter agreement provides that if Dr. Levy’s employment is terminated without “cause” (as defined in the agreement) or as a result of “constructive termination,” (as defined in the agreement) in each case after the one-year anniversary of his start date and before a “change of control” (as defined in the agreement), he shall be entitled to receive the following:

•	severance payments, equal to the rate of his base salary he was receiving at the time of such termination for a period of six (6) months; and
•	accelerated vesting of the number of shares of common stock subject to options he holds that would otherwise have vested as of the date six (6) months after the effective date of his termination.

If Dr. Levy’s employment is terminated without “cause” or as a result of “constructive termination,” in each case after a “change of control,” he shall be entitled to receive the following:

•	continued payment of his base salary for nine (9) months; and
•	accelerated vesting as of the time of such termination with respect to all unvested options.

The letter agreement also provides certain other benefits and perquisites generally made available to similarly situated employees, including the option to participate in certain employee benefit plans and to receive paid time off benefits.

Outstanding Equity Awards at December 31, 2017

The following table provides information regarding unexercised stock options held by each of the Named Executive Officers as of the end of fiscal year 2017.

Name	Grant Date		Number of Securities Underlying Unexercised Option Exercisable(#)	Number of Securities Underlying Unexercised Option Unexercisable(#)		Option Exercise Price($)	Option Expiration Date
Nassim Usman, Ph.D.	1/3/2013	(1)	1,500	—		$172.80	1/3/2023
	4/10/2008	(1)	585	—		$141.45	4/10/2018
	3/17/2009	(1)	4,074	—		$190.95	3/17/2019
	10/22/2015		2,682	2,079	(2)	$66.00	10/22/2025
	10/22/2015		5,767	4,471	(2)	$66.00	10/22/2025
	7/11/2017		34,375	240,625	(5)	$4.63	7/11/2027
Fletcher Payne	1/22/2015	(1)	488	—		$114.00	1/22/2025
	1/22/2015	(1)	162	—		$114.00	1/22/2025
	5/8/2015	(1)	560	395	(3)	$90.45	5/8/2025
	10/22/2015		2,682	2079	(2)	$66.00	10/22/2025
	10/22/2015		1,081	823	(2)	$66.00	10/22/2025
	7/11/2017		9,375	65,625	(5)	$4.63	7/11/2027
Howard Levy M.B.B.Ch., Ph.D., M.M.M.	4/18/2016		2,779	3887	(4)	$22.80	4/18/2026
	7/11/2017		11,875	83,125	(5)	$4.63	7/11/2027

(1)

These stock options were granted by the board of directors of Catalyst Bio on the grant dates listed but were assumed by the Company upon the closing of the merger on August 20, 2015 and converted into options to purchase common stock of the Company as described in the table.

(2)

The remaining portion of these options to purchase common stock vest at the rate of 1/48th of the number of total shares subject to the option on the 1st day of each month, with the final tranche vesting on September 1, 2019.

(3)

The remaining portion of these options to purchase common stock vest at the rate of 1/48th of the number of total shares subject to the option on the 1st of each month, with the final tranche vesting on August 20, 2019.

(4)

A quarter of the shares of common stock underlying this inducement option vested on April 18, 2017 and the remaining portion of the shares of common stock underlying this option shall vest at the rate of 1/48th of the number of total shares subject to the option monthly thereafter, with the final tranche vesting on April 18, 2020.

(5)

The remaining portion of these options to purchase common stock vest at the rate of 1/48th of the number of total shares subject to the option on the 15th day of each month, with the final tranche vesting on June 15, 2021.

Director Compensation

Pursuant to our non-employee directors’ compensation policy (directors who are employees of the Company will not receive any compensation for their service on the board of directors), our non-employee directors are eligible to receive the following:

•

Initial Equity Grants. Each non-employee director who joins the Board will receive an option to purchase 10,000 shares of common stock, which will vest monthly over three years, subject to continued service.

•

Annual Retainers. Each non-employee director will receive an annual retainer for service on the Board consisting of an option to purchase 5,000 shares of the common stock, to be awarded at the Company’s annual stockholders’ meeting and which will vest over one year, in addition to annual cash retainers for service on the Board and committees of the Board, or for service as chair of the Board or such committees (inclusive of retainers for service as a member), as follows:

Additional annual retainer fees for service as member or chair of	Member	Chair
Board of Directors	$35,000	$25,000
Audit Committee	$7,500	$15,000
Compensation Committee	$5,000	$10,000
Governance and Nominating Committee	$3,750	$7,500
Science and Technology Committee	$3,750	$7,500

Director Compensation for Fiscal Year 2017

The following table shows for the year ended December 31, 2017 certain information with respect to the compensation of our non-employee directors serving during 2017. For information regarding compensation paid to Dr. Usman, see the “Summary Compensation Table” on page 103.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)(2)	Total ($)
Augustine Lawlor	50,000	35,086	85,086
Andrea Hunt(3)	6,505	38,346	44,851
Eddie Williams(4)	—	—	—
Errol B. De Souza	51,250	35,086	86,336
Harold E. Selick, Ph.D.	73,750	35,086	108,836
Jeff Himawan, Ph.D.(5)	—	—	—
John P. Richard	50,000	35,086	85,086
Stephen A. Hill	38,750	35,086	73,836

(1)	The amounts in this column reflect the aggregate grant date fair value of stock options granted during fiscal 2017 calculated in accordance with ASC 718, disregarding the potential for forfeitures.

(2)	The following table sets forth the aggregate number of option awards held by each non-employee director serving in 2017 as of December 31, 2017:

NAME	Aggregate Number of Option Awards
Augustine Lawlor	11,500
Andrea Hunt	10,000
Eddie Williams	—
Errol B. De Souza	13,577
Harold E. Selick, Ph.D.	11,697
Jeff Himawan, Ph.D.	—
John P. Richard	13,577
Stephen A. Hill	11,500

(3)	Andrea Hunt joined Catalyst as a director on October 26, 2017.
(4)	Eddie Williams joined Catalyst as a director on January 1, 2018.
(5)	Dr. Himawan has declined to receive any compensation for his service as a director, in accordance with the policies of the investment fund for which he serves as Managing Director.

Compensation Committee Interlocks and Insider Participation

None of the directors who served on our Compensation Committee during 2017, was an officer within the meaning of Rule 3b-2 under the Securities Exchange Act of 1934, or an employee of the Company during or prior to fiscal year 2017 nor did any of such directors have any relationship during the past year that would have been required to be disclosed pursuant to Item 404 of Regulation S-K. None of our executive officers currently serve, or in the past year have served, as a member of the board of directors or compensation committee, or other committee serving an equivalent function, of any other entity that has one or more executive officer serving on our Board or Compensation Committee.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of February 20, 2018, for:

(1)	each person or group of affiliated persons known by us to be the beneficial owner of more than 5% of our common stock;
(2)	each of our named executive officers;
(3)	each of our directors; and
(4)	all current executive officers and directors as a group.

Applicable percentage ownership is based on 10,741,273 shares of common stock outstanding at February 20, 2018. We have determined beneficial ownership in accordance with SEC rules. The information does not necessarily indicate beneficial ownership for any other purpose. Under these rules, the number of shares of common stock deemed outstanding includes shares issuable upon exercise of options or warrants, or the conversion of convertible notes, held by the respective person or group that may be exercised or converted within 60 days after February 20, 2018. For purposes of calculating each person’s or group’s percentage ownership, stock options and warrants exercisable, and notes convertible, within 60 days after February 20, 2018 are included for that person or group, but not the stock options of any other person or group.

Unless otherwise indicated and subject to applicable community property laws, to our knowledge, each stockholder named in the following table possesses sole voting and investment power over the shares listed. Unless otherwise noted below, the address of each person listed in the table is c/o Catalyst Biosciences, Inc., 611 Gateway Blvd., Suite 710, S. San Francisco, CA 94080.

Number of Shares
	Owned and Nature of	Percent
Name	Beneficial Ownership	of Class
5% or Greater Stockholders

Deerfield Entities	1,185,000(1)	11.03%
780 Third Avenue, 37th Floor
New York, NY 10017
Directors and Named Executive Officers
Nassim Usman, Ph.D.	87,782 (2)	*
Fletcher Payne	24,527 (3)	*
Howard Levy, M.B.B.Ch., Ph.D., M.M.M.	25,190 (4)	*
Augustine Lawlor	80,944(5)(6)	*
Andrea Hunt	1,389(7)	*
Eddie Williams	961(8)	*
Errol B. De Souza	12,016(9)	*
Jeff Himawan, Ph.D.	81,762(10)	*
John P. Richard	12,039 (11)	*
Stephen A. Hill, M.D.	11,078 (12)	*
All Directors and Executive Officers as a Group (10 persons)	337,688 (13)	3.14%

* Indicates less than 1% of class.

(1)

The information reported is based on a Schedule 13G filed with the SEC on February 15, 2018 which reports that, as of February 15, 2018, (i) Deerfield Partners, L.P. (“Deerfield Partners”) directly holds 859,307 shares and (ii) Deerfield Special Situations Fund, L.P. (“Deerfield Fund”) directly holds 325,693 shares, Deerfield Mgmt., L.P. (“Deerfield LP”) is the general partner of Deerfield Partners and Deerfield Fund and may be deemed to have shared dispositive and voting power over the 1,185,000 shares held by Deerfield Partners and Deerfield LP. Deerfield Management Company, L.P. (“Deerfield Management”) is the investment advisor for Deerfield Partners and Deerfield Fund and may be deemed to have shared dispositive and voting power with respect to the 1,185,000 shares held by Deerfield Partners and Deerfield LP. James Flynn may also be deemed to have shared dispositive and voting power with respect to the 1,185,000 shares held by Deerfield Partners and Deerfield Fund.

(2)

Consists of (i) 4,056 shares and 1 share issuable upon the exercise of warrants within 60 days held by the Usman Family Trust, of which Dr. Usman is a co-trustee with Susan L. Usman, (ii) 5,225 shares and (iii) 78,500 shares issuable upon the exercise of options within 60 days.

(3)	Consists of (i) 1,668 shares held by Charles and Nancy Payne 2000 Trust, of which Mr. Payne is a trustee and (ii) 22,859 shares issuable upon the exercise of options within 60 days.
(4)	Consists of 25,190 shares issuable upon the exercise of options within 60 days.
(5)	Consists of 9,698 shares issuable upon the exercise of options within 60 days.
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

(7)	Consists of 1,389 shares issuable upon the exercise of options within 60 days.
(8)	Consists of (1) 128 shares and (ii) 833 shares issuable upon the exercise of options within 60 days.
(9)	Consists of (i) 241 shares, and (ii) 11,775 shares issuable upon the exercise of options within 60 days.
(10)

The information reported is based on a Schedule 13D filed with the SEC on August 31, 2015 which reports that, as of August 20, 2015, (i) Essex Woodlands Health Ventures Fund VIII, L.P. (“Essex VIII”) directly holds 74,103 shares, which include 2,850 shares issuable upon the exercise of warrants within 60 days, (ii) Essex Woodlands Health Ventures Fund VIII-A, L.P. (“Essex VIII-A”) directly holds 5,342 shares which include 255 shares issuable upon the exercise of warrants within 60 days), and (iii) Essex Woodlands Health Ventures Fund VIII-A, L.P. (“Essex VIII-B”) directly holds 2,322 shares, which include 89 shares issuable upon the exercise of warrants within 60 days. Essex Woodlands Health Ventures VIII, L.P. (the “GP Partnership”) is the general partner of Essex VIII, Essex VIII-A, and Essex VIII-B. Essex Woodlands Health Ventures VIII, LLC (“Essex VIII LLC”) is the general partner of the GP Partnership. Essex VIII LLC, as the general partner of the GP Partnership, may be deemed to have sole voting investment power with respect to 81,767 shares comprising of (i) 78,623 shares and (ii) 3,144 shares that may be purchased upon the exercise of warrants within 60 days. Essex VIII LLC disclaims beneficial ownership to 81,767 shares comprising of (i) 78,623 shares and (ii) 3,144 shares that may be purchased upon the exercise of warrants within 60 days, except to the extent of its pecuniary interest.  Dr. Jeff Himawan, Marty Sutter, Petri Vainio, Immanuel Thangaraj, Ron Eastman, Steve Wiggins, and Guido Neels (the “Managers”) may also be deemed to have shared dispositive power and voting power with respect to 81,767 shares comprising of (i) 78,623 shares and (ii) 3,144 shares that may be purchased upon the exercise of warrants within 60 days. The GP Partnership disclaims beneficial ownership of the shares except to the extent of its pecuniary interest therein.

(11)	Consists of (i) 264 shares, and (ii) 11,775 shares issuable upon the exercise of options within 60 days.
(12)	Consists of (i) 1,380 shares, and (ii) 9,698 shares issuable upon the exercise of options within 60 days.
(13)	Includes (i) 14,069 shares, and (ii) 158,224 shares of subject to options exercisable within 60 days.

Equity Compensation Plan Information

The Company’s equity compensation plans consist of the Catalyst Biosciences, Inc. 2015 Stock Incentive Plan (as amended and restated effective October 14, 2015), as amended (the “2015 Plan”), the Targacept, Inc. 2006 Stock Incentive Plan (the “2006 Plan”) and the Targacept, Inc. 2000 Equity Incentive Plan (the “2000 Plan”), each of which was approved by the Company’s stockholders, as well as the Catalyst Biosciences, Inc. 2004 Stock Plan (the “2004 Plan”), which was approved by Catalyst Bio’s stockholders and assumed in connection with the merger, and a plan that relates solely to an inducement stock option grant for 100,000 shares that was awarded in 2016. No further grants may be made under any of these plans, other than the 2015 Plan. The Company also granted a standalone inducement stock option to Dr. Howard Levy in April 2016, another standalone inducement stock option in December 2012, and assumed in connection with the merger, standalone options granted to certain service providers of Catalyst Bio in February 2014, February 2015 and May 2015. The following table sets forth certain information as of December 31, 2017 with respect to the Company’s equity compensation plans and standalone options.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options Warrants and Rights (A)	Weighted- Average Exercise Price of Outstanding Options (B)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A)) (C)
Equity compensation plans approved by security holders(1)	798,054	$11.03	354,886
Equity compensation plans not approved by security holders(2)	23,687	$103.37	—
Total	821,741	$13.69	354,886

(1)	Includes shares issued or issuable upon the exercise of stock option, restricted stock or other stock-based awards under the 2015 Plan and 2006 Plan.
(2)

Includes options to purchase 14,653 shares, at a weighted average exercise price of $139.85, which were granted under the 2004 Plan. No further grants may be made under the 2004 Plan. Includes an aggregate of 2,368 shares issuable upon the exercise of standalone options with a weighted average exercise price of $104.50, issued to Dr. Hansoo Keyoung and Fletcher Payne, our Chief Financial Officer, by Catalyst Bio and assumed in connection with the merger. Also includes 6,666 shares issuable upon the exercise of a standalone option with an exercise price of $22.80, issued to Dr. Levy, as a material inducement to the decision of Dr. Levy to accept employment as Chief Medical Officer of the Company (both of such inducement grants were approved by both the Compensation Committee and the Board and are subject to anti-dilution adjustment in connection with splits, reports, and other nonreciprocal corporate transactions).

As of February 20, 2018, the maximum aggregate number of shares available for future grants under all the Company-administered equity compensation plans was 126,986 shares. In addition, at that time, the aggregate number of shares subject to unvested outstanding full value awards was zero, and the aggregate number of shares subject to outstanding options, including standalone options, was 1,049,641 shares. The weighted average exercise price of these options was $13.94 and the weighted average remaining term was 6.03 years as of December 31, 2017. On February 20, 2018, the closing sales price of the common stock as reported on Nasdaq was $29.50 per share.

Item 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Described below are the transactions and series of similar transactions since January 1, 2016 in which:

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

Strategic Research Collaboration with Mosaic Biosciences, Inc. (“Mosaic”)

On October 24, 2017, the Company announced a strategic research collaboration with Mosaic to develop intravitreal anti-complement factor 3 (C3) products for the treatment of dry AMD and other retinal diseases. According to the agreement the Company and Mosaic will co-fund the research and the Company will pay Mosaic a portion of any proceeds received from any license of products resulting from the collaboration. Dr. Usman, our Chief Executive Officer and a member of our board of directors, and Mr. Lawlor, a managing director of HealthCare Ventures VIII, L.P. and a member of our board of directors, are members of the board of directors of Mosaic. Mr. Lawlor may be deemed to indirectly beneficially own all of the shares of Mosaic held by Healthcare Ventures VIII, L.P. The transaction was reviewed by disinterested members of our board of directors and approved by our audit committee.

Director Independence

For a discussion of the independence of our directors, please see Part III-Item 10-“Directors, Executive Officers and Corporate Governance—Director Independence” above.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Current Independent Registered Public Accounting Firm Fees

The following table sets forth the fees for professional services rendered by EisnerAmper LLP, the Company’s independent registered public accounting firm, in connection with the audits of our annual financial statements for the years ended December 31, 2017 and 2016 and for other services rendered by EisnerAmper LLP during those periods. All fees described below were approved by the audit committee.

	Fiscal 2017	Fiscal 2016
Audit Fees(1):	$282,974	$208,250
Audit-Related Fees:	—	—
Tax Fees:	—	—
All Other Fees:	—	—
Total Fees:	$282,974	$208,250

(1)

Audit Fees include fees billed for the applicable year for services: (a) in connection with the audit of the Company's financial statements included in its annual report on Form 10-K, quarterly reports on Form 10-Q and registration statements on Forms S-1, S-3 and S-8.

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

3. See LIST OF EXHIBITS

(b) See LIST OF EXHIBITS

Item 16.    FORM 10-K SUMMARY

None.

LIST OF EXHIBITS

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
3.5

Certificate of Designation of Preferences, Rights and Limitations, filed with the Delaware Secretary of State on April 10, 2017, with respect to the Series A Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on April 13, 2017)

4.1

Form of Indenture by and between Targacept, Inc. and American Stock Transfer and Trust Company, LLC (incorporated by reference to Annex G to the Company’s Form S-4 (Reg. No. 333-204423), filed with the SEC on May 22, 2015)

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

4.7	Form of Indenture (incorporated by reference to Exhibit 4.5 to the Company’s Form S-3 (Reg No. 333-222644), as filed with the SEC on January 22, 2018)
4.8	Form of Warrant to be Issued in Offering (incorporated by reference to Exhibit 4.5 to the Company’s Amendment No. 2 to Form S-1 (Reg. No. 333-21663), as filed with the SEC on April 4, 2017)
10.1**

Catalyst Biosciences, Inc. (formerly Targacept, Inc.) 2015 Stock Incentive Plan (as Amended and Restated Effective June 9, 2016) (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement (File No. 000-51173), filed with the SEC on April 25, 2016)

10.2**	Catalyst Biosciences, Inc. 2016 Inducement Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on April 20, 2016)
10.3**	Catalyst’s 2004 Stock Plan (incorporated by reference to Exhibit 10.31(a) to the Company’s Form S-4 (Reg. No. 333-204423), filed with the SEC on May 22, 2015)

Exhibit Number	Description
10.4**	Form of Incentive Stock Option Award Notice (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on July 14, 2017)
10.5**	Form of Non-qualified Stock Option Award Notice (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, as filed with the SEC on July 14, 2017)
10.6**

Offer Letter, executed February 21, 2006, by and between Catalyst and Dr. Nassim Usman (incorporated by reference to Exhibit 10.35 to the Company’s Form S-4 (Reg. No. 333-204423), filed with the SEC on May 22, 2015)

10.7**

Amended and Restated Employment Agreement, dated as of September 19, 2017, by and between Catalyst Biosciences, Inc. and Dr. Nassim Usman, Ph.D. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on September 22, 2017)

10.8**

Offer Letter, dated March 30, 2015, by and between Catalyst and Fletcher Payne (incorporated by reference to Exhibit 10.39 to the Company’s Form S-4 (Reg. No. 333-204423), filed with the SEC on May 22, 2015)

10.9**

Amended and Restated Employment Agreement, dated as of September 19, 2017, by and between Catalyst Biosciences, Inc. and Fletcher Payne (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, as filed with the SEC on September 22, 2017)

10.10**

Offer Letter, executed April 27, 2012, by and between Catalyst and Dr. Harold E. Selick (incorporated by reference to Exhibit 10.34 to the Company’s Form S-4 (Reg. No. 333-204423), filed with the SEC on May 22, 2015)

10.11**	Offer Letter, executed April 15, 2016, by and between Catalyst and Dr. Howard Levy
10.12**

Nonqualified Stock Option Agreement, dated December 3, 2012, by and between the Company and Stephen A. Hill (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8, as filed with the SEC on January 4, 2013 (Registration No. 333-185888))

10.13**

Consulting Agreement, dated January 14, 2015, by and between the Company and Fletcher Payne (incorporated by reference to Exhibit 10.38 to the Company’s Form S-4 (Reg. No. 333-204423), filed with the SEC on May 22, 2015)

10.14**

Form of Indemnification Agreement between the Company and each of its directors and members of executive management, other than the Indemnification Agreement by and between the Company and Fletcher Payne (incorporated by reference to Exhibit 10.14 to the Company’s Form 10-K, filed with the SEC on March 8, 2017)

10.15**

Indemnification Agreement, dated January 14, 2015, by and between the Company and Fletcher Payne (incorporated by reference to Exhibit 10.33 to the Company’s Form S-4 (Reg. No. 333-204423), filed with the SEC on May 22, 2015)

10.16(a)**

Stock Option Agreement—Early Exercise, No. 427, dated January 22, 2015, by and between Catalyst and Fletcher Payne (incorporated by reference to Exhibit 10.40(a) to the Company’s Form S-4 (Reg. No. 333-204423), filed with the SEC on May 22, 2015)

10.16(b)**

Stock Option Agreement—Early Exercise, No. 428, dated January 22, 2015, by and between Catalyst and Fletcher Payne (incorporated by reference to Exhibit 10.40(b) to the Company’s Form S-4 (Reg. No. 333-204423), filed with the SEC on May 22, 2015)

10.16(c)**

Stock Option Agreement—Early Exercise, No. 429, dated May 8, 2015, by and between Catalyst and Fletcher Payne (incorporated by reference to Exhibit 10.40(c) to the Company’s Form S-4 (Reg. No. 333-204423), filed with the SEC on May 22, 2015)

10.17**

Separation Agreement, dated September 14, 2016, between the Company and Edwin Madison (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on September 16, 2016)

10.18(a)

License and Collaboration Agreement, dated September 16, 2013, by and between Catalyst and ISU Abxis (incorporated by reference to Exhibit 10.30(a) to the Company’s Form S-4 (Reg. No. 333-204423), filed with the SEC on May 22, 2015)

10.18(b)

Amendment No. 1 to License and Collaboration Agreement, dated October 31, 2014, by and between Catalyst and ISU Abxis (incorporated by reference to Exhibit 10.30(b) to the Company’s Form S-4 (Reg. No. 333-204423), filed with the SEC on May 22, 2015)

Exhibit Number	Description
10.19+

Development and Manufacturing Services Agreement, by and between CMC ICOS Biologics, Inc. and the Company, dated as of May 20, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on August 4, 2016)

10.20+

Termination Agreement, dated December 8, 2016, between the Company and Wyeth LLC, a wholly-owned subsidiary of Pfizer Inc. (incorporated by reference to Exhibit 10.16 to the Company’s Form 10-K, as filed with the SEC on March 8, 2017)

10.21

Capital on Demand™ Sales Agreement, dated March 16, 2016, by and between the Company and JonesTrading Institutional Services LLC (incorporated by reference to Exhibit 1.1 to the Company’s Form S-3 (Reg No. 333-210248), as filed with the SEC on March 16, 2016)

10.22

Sublease Agreement, dated February 23, 2015, by and between Catalyst Biosciences, Inc. and Reset Therapeutics, Inc. (incorporated by reference to Exhibit 10.29 to the Company’s Form S-4 (Reg. No. 333-204423), filed with the SEC on May 22, 2015)

10.23

Lease Agreement, dated November 8, 2017 by and between BXP 611 Gateway Center, LP and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on November 17, 2017)

21.1	List of subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company’s Form 10-K, filed with the SEC on March 9, 2016)
23.1*	Consent of EisnerAmper LLP, Independent Registered Public Accounting Firm
24.1	Power of Attorney (included as part of the signature pages hereto)
31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of December 31, 2017 and December 31, 2016; (ii) the Consolidated Statement of Operations for the years ended December 31, 2017, 2016 and 2015; (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2017, 2016 and 2015; (iv) the Consolidated Statements of Convertible Preferred Stock and Stockholders’ Deficit as of December 31, 2017; (v) the Consolidated Statements of Cash Flows for the twelve months ended December 31, 2017, 2016 and 2015; and (vi) the Notes to Consolidated Financial Statements

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

Date: March 19, 2018

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

Signature	Title	Date

/s/ Nassim Usman, Ph.D.	President and Chief Executive Officer (Principal Executive Officer)	March 19, 2018
Nassim Usman, Ph.D.

/s/ Fletcher Payne	Chief Financial Officer (Principal Financial and Accounting Officer)	March 19, 2018
Fletcher Payne

/s/ Augustine Lawlor	Chairman of the Board of Directors	March 19, 2018
Augustine Lawlor

/s/ Errol B. De Souza, Ph.D.	Director	March 19, 2018
Errol B. De Souza, Ph.D.

/s/ Jeff Himawan, Ph.D.	Director	March 19, 2018
Jeff Himawan, Ph.D.

/s/ Andrea Hunt	Director	March 19, 2018
Andrea Hunt

/s/ Eddie Williams	Director	March 19, 2018
Eddie Williams

/s/ John P. Richard	Director	March 19, 2018
John P. Richard

/s/ Stephen A. Hill, M.D.	Director	March 19, 2018
Stephen A. Hill, M.D.