Form 10-Q
period 2018-06-30
CATALYST BIOSCIENCES, INC.
filed 2018-08-02
CIK 1124105

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 000-51173

Catalyst Biosciences, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	56-2020050
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

611 Gateway Blvd. Suite 710 South San Francisco, California	94080
(Address of Principal Executive Offices)	(Zip Code)

(650) 266-8674

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of "large accelerated filer," "accelerated filer", "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act (Check one):

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

As of July 31, 2018, the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 11,942,729.

CATALYST BIOSCIENCES, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Catalyst Biosciences, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	June 30, 2018	December 31, 2017
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$46,533	$14,472
Short-term investments	89,613	17,971
Restricted cash	175	5,333
Prepaid and other current assets	2,656	1,333
Total current assets	138,977	39,109
Other assets, noncurrent	274	128
Property and equipment, net	291	276
Total assets	$139,542	$39,513
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$134	$747
Accrued compensation	897	1,366
Other accrued liabilities	1,398	1,322
Deferred revenue	—	212
Deferred rent, current portion	10	7
Redeemable convertible notes	—	5,085
Total current liabilities	2,439	8,739
Deferred rent, noncurrent portion	140	—
Total liabilities	2,579	8,739
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; 0 and 3,680 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized; 11,942,729 and 6,081,230 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	12	6
Additional paid-in capital	321,758	204,262
Accumulated other comprehensive income	4	—
Accumulated deficit	(184,811)	(173,494)
Total stockholders’ equity	136,963	30,774
Total liabilities and stockholders’ equity	$139,542	$39,513

The accompanying notes are an integral part of these condensed consolidated financial statements.

Catalyst Biosciences, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Contract revenue	$—	$111	$6	$382
Operating expenses:
Research and development	3,889	3,401	7,660	5,481
General and administrative	3,225	2,654	6,139	5,017
Total operating expenses	7,114	6,055	13,799	10,498
Loss from operations	(7,114)	(5,944)	(13,793)	(10,116)
Interest and other income, net	632	67	2,269	101
Net loss	$(6,482)	$(5,877)	(11,524)	(10,015)
Deemed dividend for convertible preferred stock beneficial conversion feature	—	(3,951)	—	(3,951)
Net loss attributable to common stockholders	$(6,482)	$(9,828)	$(11,524)	$(13,966)
Net loss per share attributable to common stockholders, basic and diluted	$(0.54)	$(2.53)	$(1.10)	$(5.82)
Shares used to compute net loss per share attributable to common stockholders, basic and diluted	11,938,401	3,877,736	10,472,180	2,400,101

The accompanying notes are an integral part of these condensed consolidated financial statements.

Catalyst Biosciences, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net loss	$(6,482)	$(5,877)	$(11,524)	$(10,015)
Other comprehensive income:
Unrealized gain on available-for-sale securities	8	—	4	1
Total comprehensive loss	$(6,474)	$(5,877)	$(11,520)	$(10,014)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Catalyst Biosciences, Inc.

Condensed Consolidated Statement of Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	(Deficit)
Balance at December 31, 2017	3,680	$—	6,081,230	$6	$204,262	$—	$(173,494)	$30,774
Opening balance adjustment - adoption of ASC 606	—	—	—	—	—	—	207	207
Balance at January 1, 2018	3,680	$—	6,081,230	$6	$204,262	$—	$(173,287)	$30,981
Stock-based compensation expense	—	—	—	—	1,156	—	—	1,156
Issuance of common stock for follow-on offering, net of issuance costs	—	—	3,382,352	4	106,758	—	—	106,762
Issuance of common stock upon exercise of warrants	—	—	1,735,419	2	9,543	—	—	9,545
Conversion of preferred stock to common stock	(3,680)	—	736,000	—	—	—	—	—
Stock options exercised for common stock	—	—	7,707	—	36	—	—	36
Conversion of redeemable convertible notes to common stock	—	—	21	—	3	—	—	3
Unrealized gain on available-for-sale securities	—	—	—	—	—	4	—	4
Net loss	—	—	—	—	—	—	(11,524)	(11,524)
Balance at June 30, 2018	—	$—	11,942,729	$12	$321,758	$4	$(184,811)	$136,963

The accompanying notes are an integral part of these condensed consolidated financial statements.

Catalyst Biosciences, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2018	2017
Operating Activities
Net loss	$(11,524)	$(10,015)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,156	231
Depreciation and amortization	70	91
Loss on disposal of assets	116	—
Changes in operating assets and liabilities:
Prepaid and other current assets	(1,469)	102
Accounts payable	(613)	(336)
Accrued compensation and other accrued liabilities	(393)	734
Deferred rent	143	(19)
Deferred revenue	(6)	518
Net cash flows used in operating activities	(12,520)	(8,694)
Investing Activities
Proceeds from maturities of short-term investments	30,693	6,800
Purchase of short-term investments	(102,330)	—
Purchases of property and equipment	(201)	(3)
Net cash flows (used in) provided by investing activities	(71,838)	6,797
Financing Activities
Payments for the redemption of redeemable convertible notes	(5,082)	(13,633)
Proceeds from issuance of common stock, net of issuance costs	106,762	5,336
Proceeds from issuance of preferred stock, common stock and warrants for follow-on offering, net of issuance costs	—	18,563
Proceeds from exercise of stock options	36	—
Proceeds from exercise of warrants	9,545	159
Net cash flow provided by financing activities	111,261	10,425
Net increase in cash, cash equivalents and restricted cash	26,903	8,528
Cash, cash equivalents and restricted cash at beginning of the period	19,805	29,857
Cash, cash equivalents and restricted cash at end of the period(a)	$46,708	$38,385

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Deemed dividend for convertible preferred stock beneficial conversion feature	—	3,951
Adoption of ASC 606	207	—
Conversion of redeemable convertible notes to common stock	3	—
Unrealized gain on investments	4	1

(a) The following table provides a reconciliation of cash and restricted cash to amounts reported within the condensed consolidated balance sheets:

Cash and cash equivalents	$46,533	$32,388
Restricted cash	175	5,997
Total cash and restricted cash	$46,708	$38,385

The accompanying notes are an integral part of these condensed consolidated financial statements

Catalyst Biosciences, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	Nature of Operations

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

Based on the current status of its research and development plans, the Company believes that its existing cash, cash equivalents and short-term investments as of June 30, 2018 will be sufficient to fund its cash requirements for at least the next 12 months from the date of the filing of this quarterly report. If, at any time, the Company’s prospects for financing its research and development programs decline, the Company may decide to reduce research and development expenses by delaying, discontinuing or reducing its funding of one or more of its research or development programs. Alternatively, the Company might raise funds through strategic collaborations, public or private financings or other arrangements. Such funding, if needed, may not be available on favorable terms, or at all.

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

The Company’s significant accounting policies are included in “Part II - Item 8 - Financial Statements and Supplementary Data - Note 2 – Summary of Significant Accounting Policies” in the Company’s Annual Report. As discussed in our Annual Report, the Company adopted the new revenue standards in the first quarter of 2018, using the modified retrospective method through a cumulative adjustment to equity. There have been no other significant changes to these accounting policies during the first six months of 2018.

Effective January 1, 2018, the Company adopted ASC 606 using the modified retrospective method through a cumulative adjustment to equity, which resulted in an immaterial $0.2 million decrease to our opening balance of accumulated deficit as of January 1, 2018. The Company enters into collaboration arrangements that may include the receipt of payments for up-front license fees, success-based milestone payments, full time equivalent based payments for research services, product supplies, and royalties on any future sales of commercialized products that result from the collaborations.

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

Catalyst Biosciences, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) - (Continued)

Accounting Pronouncements Recently Adopted

In November 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-18, Restricted Cash, which requires amounts generally described as restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the total beginning and ending amounts for the periods shown on the statement of cash flows. The Company adopted ASU 2016-18 effective January 1, 2018, using a retrospective transition method to each period presented. The adoption of this ASU changed previously reported amounts in the condensed consolidated statement of cash flows for the six months ended June 30, 2017, by decreasing the Company’s cash flows provided by financing activities by $13.6 million as compared to previously reported amounts for the prior year period.

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

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments – Overall (Topic 825-10), which updates certain aspects of recognition, measurement, presentation and disclosure of financial instruments. Subsequently, in February 2018, the FASB issued ASU No. 2018-03, Technical Corrections and Improvements to Financial Instruments - Overall (Topic 825-10), which clarifies certain aspects of ASU 2016-01, which includes provisions to accounting for equity investments, financial liabilities under the fair value option and presentation and disclosure requirements for financial instruments. The amended guidance requires equity securities, except for those accounted for under the equity method of accounting, with determinable fair values to be measured at fair value with changes in fair value recognized in net income (loss). The Company adopted ASU 2016-01 and 2018-03 effective January 1, 2018, and this guidance did not have a material impact on the Company’s financial statements, as the Company only has debt securities.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers. Subsequently, the FASB has issued the following standards related to ASU 2014-09: ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations; ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing; and ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, (collectively, the “new revenue standards”). The Company adopted the new revenue standards effective January 1, 2018, using the modified retrospective method through a cumulative adjustment to equity. The Company has identified that the most significant change relates to its accounting for collaboration arrangements with multiple deliverables, in particular, the ISU Abxis agreement. Under the old guidance, such deliverables and consideration must be accounted for under a single unit of accounting along with other arrangement deliverables and consideration that does not have stand-alone value and are recognized as revenue over the estimated period that the performance obligations are to be performed. Under the current new standard however, the total arrangement consideration is allocated to each performance obligation based on its estimated stand-alone selling price and revenue is recognized as each performance obligation is satisfied. As a result, revenue for this transaction is recorded in an earlier period than under the old guidance, resulting in a $0.2 million increase to the Company’s opening balance of accumulated deficit as of January 1, 2018.

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

Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which replaces the existing guidance for leases. The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 will be effective for the Company beginning in the first quarter of 2019, using a modified retrospective method to adopt the new standard and early adoption is permitted. The Company is currently evaluating the impact of adopting the new lease standard on its consolidated financial statements and plans to be completed by the fourth quarter 2018.

Catalyst Biosciences, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) - (Continued)

3.	Fair Value Measurements

For a description of the fair value hierarchy and the Company’s fair value methodology, see “Part II - Item 8 - Financial Statements and Supplementary Data - Note 2 – Summary of Significant Accounting Policies” in the Company’s Annual Report. There were no significant changes in these methodologies during the six months ended June 30, 2018.

Liabilities that are measured at fair value consist of the derivative liability associated with the redeemable convertible notes (see Note 5) and are valued using Level 3 inputs. There were no transfers in or out of Level 1, 2 or 3 during the periods presented. As of June 30, 2018 there was no derivative liability and as of December 31, 2017 the fair value of the derivative liability was immaterial.

The following tables present the fair value hierarchy for assets and liabilities measured at fair value on a recurring basis as of June 30, 2018 and December 31, 2017 (in thousands):

	June 30, 2018
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds(1)	$45,949	$—	$—	$45,949
U.S. government agency securities(2)	89,613	—	—	89,613
Restricted cash (money market funds)	175	—	—	175
Total financial assets	$135,737	$—	$—	$135,737

(1)	Included in cash and cash equivalents on accompanying condensed consolidated balance sheets.
(2)	Included in short-term investments on accompanying condensed consolidated balance sheets and are classified as available-for-sale securities.

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds(1)	$14,334	$—	$—	$14,334
U.S. government agency securities(3)	16,471	—	—	16,471
Restricted cash (money market funds)(2)	5,333	—	—	5,333
Agency securities(3)	—	1,500	—	1,500
Total financial assets	$36,138	$1,500	$—	$37,638

(1)	Included in cash and cash equivalents on accompanying condensed consolidated balance sheets.
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

Cash equivalents, restricted cash and short-term investments which are classified as available-for-sale securities, consisted of the following (in thousands):

June 30, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds (cash equivalents)	$45,949	$—	$—	$45,949
U.S. government agency securities	89,609	5	(1)	89,613
Restricted cash (money market funds)	175	—	—	175
Total financial assets	$135,733	$5	$(1)	$135,737
Classified as:
Cash and cash equivalents				$45,949
Short-term investments				89,613
Restricted cash (money market funds)				175
				$135,737

December 31, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds (cash equivalents)	$14,334	$—	$—	$14,334
U.S. government agency securities	16,474	—	(3)	16,471
Restricted cash (money market funds)	5,330	3	—	5,333
Agency securities	1,500	—	—	1,500
Total financial assets	$37,638	$3	$(3)	$37,638
Classified as:
Cash and cash equivalents				$14,334
Short-term investments				17,971
Restricted cash (money market funds)				5,333
				$37,638

There have been no material realized gains or losses on available-for-sale securities for the periods presented. The carrying amounts of cash, accounts receivable, other receivables, accounts payable, other payables and redeemable convertible notes approximate their fair values due to the short-term maturity of these instruments.

5.	Redeemable Convertible Notes

On August 19, 2015, immediately prior to the Merger, the Company issued to Targacept stockholders non-interest bearing redeemable convertible notes (the “Notes”) in the aggregate principal amount of $37.0 million, which matured on February 19, 2018. The Notes did not bear interest. The principal amount of the Notes were convertible, at the option of each noteholder, into cash or into shares of the Company’s common stock at a conversion rate of $137.85 per share. On February 19, 2018, the Notes matured, and the remaining Notes were repaid in full with cash from the restricted cash indenture and an immaterial amount were converted to common stock. The Company has no outstanding Notes remaining as of June 30, 2018.

In connection with the issuance of the Notes, on August 19, 2015, Targacept entered into an indenture (the “Indenture”) with American Stock Transfer & Trust Company, LLC, as trustee, and an escrow agreement with American Stock Transfer & Trust Company, LLC and Delaware Trust Company, LLC, as escrow agent, under which $37.0 million, which represented the initial principal amount of the Notes, was deposited in a segregated escrow account for the benefit of the holders of the Notes in order to facilitate the payment of the notes upon redemption or at maturity (the amount of such deposit together with interest accrued and capitalized thereon, the “Escrow Funds”). The Notes were the Company’s secured obligation, and the Indenture did not limit its other indebtedness, secured or unsecured.

The conversion to common stock feature of the Notes was determined to be a derivative liability requiring bifurcation and separate accounting. The Company elected to accrete the entire debt discount as interest expense immediately after the Merger.

Catalyst Biosciences, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) - (Continued)

In addition, changes in the fair value of the derivative liability were being recorded within interest and other income in the consolidated statements of operations. The Company remeasured the derivative liability to fair value until the earlier of the conversion, redemption or maturity of the redeemable convertible notes.

As of June 30, 2018, there was no derivative liability and as of December 31, 2017, the fair value of the derivative liability was immaterial. The estimated reporting date fair value-based measurement of the derivative liability was calculated using the Black-Scholes valuation model.

6.	Stock Based Compensation

2018 Omnibus Incentive Plan

In June 2018, stockholders of the Company approved the Company’s 2018 Omnibus Incentive Plan (the “2018 Plan”). The 2018 Plan had previously been approved by the Company’s Board of Directors (the “Board”) and the Compensation Committee of the Board, subject to stockholder approval. The 2018 Plan became effective on June 13, 2018 and provided an additional 1,500,000 stock options, following receipt of the requisite stockholder approval. The 2018 Plan replaces the Company’s 2015 Stock Incentive Plan, as amended (the “2015 Plan”). All awards outstanding under the 2015 Plan will remain in effect in accordance with their respective terms.

The following table summarizes stock option activity under the Company’s equity incentive plans and related information:

	Number of Shares Underlying Outstanding Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)
Outstanding — December 31, 2017	821,741	$13.69	9.17
Options granted	282,200	$16.83
Options exercised	(7,707)	$4.63
Options expired	(1,146)	$115.18
Options canceled/forfeited	(23,189)	$4.46
Outstanding — June 30, 2018	1,071,899	$14.67	8.85
Exercisable — June 30, 2018	286,552	$28.91	7.84

Valuation Assumptions

The Company estimated the fair value of stock options granted using the Black-Scholes option-pricing formula and a single option award approach. Due to its limited history as a public company and limited number of sales of its common stock, the Company estimated its volatility considering a number of factors including the use of the volatility of comparable public companies. The expected term of options granted under the Plan, all of which qualify as “plain vanilla” per SEC Staff Accounting Bulletin 107, is determined based on the simplified method due to the Company’s limited operating history and is 5.93 years based on the average between the vesting period and the contractual life of the option. The risk-free rate is based on the yield of a U.S. Treasury security with a term consistent with the option. This fair value is being amortized ratably over the requisite service periods of the awards, which is generally the vesting period.

The fair value of employee stock options was estimated using the following weighted-average assumptions for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30,
	2018	2017
Employee Stock Options:
Risk-free interest rate	2.48%	1.45%
Expected term (in years)	5.93	6.04
Dividend yield	—	—
Volatility	104.37%	75.12%
Weighted-average fair value of stock options granted	$13.38	$25.27

Catalyst Biosciences, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) - (Continued)

Total stock-based compensation recognized was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Research and development	$137	$15	$252	$35
General and administrative(1)	414	96	904	196
Total stock-based compensation	$551	$111	$1,156	$231

(1)	2018 includes $0.1 million in modification stock-based compensation expense related to a Board member’s departure.

As of June 30, 2018, 1,597,021 shares of common stock were available for future grant and 1,071,899 options to purchase shares of common stock were outstanding. As of June 30, 2018, the Company had unrecognized employee stock-based compensation expense of $5.9 million, related to unvested stock awards, which is expected to be recognized over an estimated weighted-average period of 2.88 years.

2018 Employee Stock Purchase Plan

In June 2018, the Company’s stockholders approved the 2018 Employee Stock Purchase Plan (the “ESPP”). The 2018 ESPP had previously been approved by the Board and the Compensation Committee of the Board, subject to stockholder approval which became effective as of June 13, 2018. A total of 120,000 shares of common stock may be granted in accordance with the terms of the ESPP. As of June 30, 2018, no shares of common stock have been issued to employees participating in the ESPP and 120,000 shares are available for issuance under the ESPP.

7.      Collaborations

ISU Abxis

On September 16, 2013, the Company signed a license and collaboration agreement with ISU Abxis, whereby the Company licensed its proprietary human Factor IX products to ISU Abxis for initial development in South Korea. Under the terms of the agreement, ISU Abxis is responsible for manufacturing, preclinical development activities and clinical development through completion of a proof-of-concept Phase 1/2 study in individuals with hemophilia B. The Company has the sole right and responsibility for worldwide development, manufacture, and commercialization of Factor IX products after Phase 1/2 development. ISU Abxis may exercise its right of first refusal to acquire commercialization rights in South Korea, in which case they would be entitled to profit sharing on worldwide sales. ISU Abxis’s rights will also terminate if the Company enters into a license agreement with another party to develop, manufacture and commercialize Factor IX products in the United States, European Union or Asia, subject to ISU Abxis’s retained rights in South Korea.

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

Contract revenue of $0 and $0.1 million for the three months ended June 30, 2018 and 2017 and $0 and $0.4 million for the six months ended June 30, 2018 and 2017, respectively, reflects (i) the amortization of the up-front fee over the estimated period of our performance obligations, which concluded in February 2018, and (ii) milestone payments received from ISU Abxis, which were recognized through February 2018, the estimated remaining period of the Company’s performance obligation under the agreement, of which the Company received $0 and $0.9 million for the six months ended June 30, 2018 and 2017, respectively. The adoption of the new revenue standards resulted in a $0.2 million cumulative adjustment to the Company’s opening balance of accumulated deficit as of January 1, 2018. The deferred revenue balance related to the ISU Abxis collaboration was $0 and $0.2 million as of June 30, 2018 and December 31, 2017, respectively.

Catalyst Biosciences, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) - (Continued)

8.	Net Loss per Share Attributable to Common Stockholders

The following table sets forth the computation of the basic and diluted net loss per common share during the three and six months ended June 30, 2018 and 2017 (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net loss attributable to common stockholders	$(6,482)	$(9,828)	$(11,524)	$(13,966)
Weighted-average number of shares used in computing net loss per share, basic and diluted	11,938,401	3,877,736	10,472,181	2,400,101
Net loss available for common stockholders per share, basic and diluted	$(0.54)	$(2.53)	$(1.10)	$(5.82)

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

	Six Months Ended June 30,
	2018	2017
Options to purchase common stock	1,071,899	116,514
Convertible preferred stock(1)	—	1,100,000
Common stock warrants	12,039	2,053,114
Redeemable convertible notes	—	41,854
Total	1,083,938	3,311,482

(1) As of June 30, 2017, represents 5,500 shares of Series A Preferred Stock on an as converted basis to 1.1 million shares of common stock.

9.	Stockholders’ Equity

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

During the six months ended June 30, 2018 and 2017, 3,680 and 7,850 shares of the Company’s Series A Preferred Stock were converted into 736,000 and 1,570,000 shares of common stock of the Company. As of June 30, 2018, there were no shares of Series A Preferred Stock issued and outstanding.

Catalyst Biosciences, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) - (Continued)

Warrants — In connection with the closing on April 12, 2017 of the public offering and the overallotment option, the Company issued warrants to purchase 2,070,000 shares of common stock at an exercise price of $5.50 per share. Upon their issuance, the common stock warrants were determined to be equity instruments under ASC 480 and ASC 815-40. The net proceeds allocated to the warrants on a relative fair value basis resulted in $5.0 million being allocated to the warrants. As of June 30, 2018, the Company has no warrants outstanding associated with this offering.

The following is a summary of warrant activity for the six months ended June 30, 2018:

	Number of Shares	Weighted Average
	Underlying Warrants	Exercise Price
Outstanding — December 31, 2017	1,751,708	$6.46
Exercised	(1,735,419)	$5.50
Forfeited	(4,250)	$5.50
Outstanding — June 30, 2018	12,039	$145.11

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

Pfizer

Pursuant to the termination agreement entered on December 8, 2016, in connection with the termination of a prior license and development agreement, Pfizer granted the Company an exclusive license to Pfizer’s proprietary rights for manufacturing materials and processes that apply to engineered Factor VIIa, CB 813a and marzeptacog alfa (activated) (“MarzAA”). Pfizer also transferred to the Company the IND application and documentation related to the development, manufacturing and testing of the Factor VIIa products as well as the orphan drug designation. The Company agreed to make contingent cash payments to Pfizer in an aggregate amount equal to up to $17.5 million, payable upon the achievement of clinical, regulatory and commercial milestones. Following commercialization of any covered product, Pfizer would also receive a single-digit royalty on net product sales on a country-by-country basis for a predefined royalty term. During the six months ended June 30, 2018, the Company paid Pfizer a $1 million milestone payment based on the dosing of the first patient in the ongoing Phase 2 study, recorded as a R&D expense.

Manufacturing Agreements

On May 20, 2016, the Company signed a development and manufacturing services agreement with AGC Biologics, Inc. (“AGC”), formerly known as CMC ICOS Biologics, Inc., pursuant to which AGC will conduct manufacturing development and, together with AGC the Company has successfully manufactured MarzAA for the Phase 2 portion of a planned Phase 2/3 clinical trial. The Company has agreed to a total of $3.8 million in payments to AGC pursuant to the initial statement of work under the Agreement, subject to completion of applicable work stages. As of June 30, 2018, the Company has $0.5 million in payment obligations to AGC remaining under the initial statement of work for MarzAA and $0.4 million in accrued liabilities.

On February 21, 2018, the Company and AGC entered into a new statement of work under the development and manufacturing services agreement dated May 20, 2016, between the Company and AGC. Under the new statement of work, the Company has engaged AGC for the process transfer and commercial scale cGMP manufacturing of CB 2679d/ISU 304, Catalyst’s next-generation engineered coagulation Factor IX being developed for the treatment of severe hemophilia B. The Company has agreed to a total of approximately $5.6 million in payments pursuant to the new statement of work, including the commercial scale manufacturing of CB 2679d/ISU 304, subject to completion of applicable work stages. As of June 30, 2018, the Company has $4.1 million in payment obligations to AGC remaining under the initial statement of work for CB 2679d/ISU 304.

Catalyst Biosciences, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) - (Continued)

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

Future minimum annual lease payments under all non-cancelable operating leases as of June 30, 2018, were as follows (in thousands):

Minimum Lease Payments
Remaining in 2018	$179
2019	367
2020	378
2021	389
2022	400
2023	135
Total future minimum lease payments	$1,848

11.     Related Parties

On October 24, 2017 the Company announced a strategic research collaboration with Mosaic Biosciences, Inc. (“Mosaic”) to develop intravitreal anti-complement factor 3 (C3) products for the treatment of dry age-related macular degeneration (“AMD”) and other retinal diseases. According to the agreement the Company and Mosaic will co-fund the research. Dr. Usman, our Chief Executive Officer and a member of our board of directors, and Mr. Lawlor, the chairman of our board of directors, are also members of the board of directors of Mosaic. Expenses related to the collaboration were $0.3 million and $0 for the three months ended June 30, 2018 and 2017 and $0.5 million and $0 for the six months ended June 30, 2018 and 2017, respectively.

12.     Interest and Other Income

The following table shows the detail of interest and other income/(expense), net for the three and six month periods ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Interest income	$602	$53	$887	$70
Loss on disposal of fixed assets	—	—	(116)	—
Other income, net	30	14	1,498	31
Total other income/(expense), net	$632	$67	$2,269	$101

Other income of $1.5 million for the six months ended June 30, 2018, reflects milestone payments received under an agreement associated with neuronal nicotinic receptor (“NNR”) assets sold in 2016.

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

Our most advanced program, a subcutaneously administered, next-generation engineered coagulation Factor VIIa, marzeptacog alfa (activated) (“MarzAA”), is currently enrolling individuals with hemophilia with an inhibitor in a Phase 2/3 subcutaneous dosing trial. The Phase 2 open-label subcutaneous efficacy trial will evaluate the ability of MarzAA to eliminate, or minimize, spontaneous bleeding episodes in individuals with hemophilia A or B with inhibitors. The trial will enroll up to 12 individuals with hemophilia and an inhibitor across up to ten clinical trial sites globally. MarzAA has successfully completed an intravenous Phase 1 clinical trial evaluating the pharmacokinetics, pharmacodynamics and coagulation activity in individuals with severe hemophilia A and B with and without an inhibitor. MarzAA has been granted orphan drug designation by the U.S. Food and Drug Administration (“FDA”) for routine prophylaxis to prevent bleeding episodes in individuals with hemophilia A or B with inhibitors. Interim data is expected to be announced in the second half of 2018.

As of July 31, 2018, we have enrolled five individuals in the trial. One subject, with a historical annualized bleed rate (“ABR”) of 26.7, has completed the study with one bleed over 96 days. The subject experienced one bleed at Day 46 during treatment with 30 µg/kg MarzAA, no bleeds during treatment with 60 µg/kg MarzAA for 50 days, and a spontaneous bleed 16 days after dosing termination in a follow-up period. Two other subjects with ABRs of 15.9 and 16.6 are currently in the first 50 days of dosing. Pharmacokinetics studies have shown that MarzAA’s half-life of 3.5 hours when dosed intravenously was increased to a half-life of 9.5 hours after subcutaneous dosing. No anti-drug antibodies to MarzAA have been detected to date.

Our next most advanced hemophilia program, a next-generation engineered coagulation Factor IX, CB 2679d/ISU 304, has completed enrollment of the originally planned five cohorts of a Phase 1/2 subcutaneous dosing trial in South Korea, that evaluated the safety and efficacy of CB 2679d/ISU 304 in individuals with severe hemophilia B, sponsored by our collaborator, ISU Abxis. The objective of this study was to demonstrate the feasibility of increasing Factor IX activity trough levels from ~1% (severe hemophilia) to >12% (mild hemophilia with a reduced chance of spontaneous joint bleeds) with six daily subcutaneous injections. CB 2679d/ISU 304 has been granted orphan drug designation by the FDA and orphan medicinal product designation by the Committee for Orphan Medicinal Products (“COMP”) of the European Commission (“EC”). ISU Abxis initiated this trial in June 2017 and top line data was presented on February 9, 2018. Data from Cohorts 1 through 3 (three subjects in each cohort) showed that a single subcutaneous dose of either 75 or 150 IU/kg three days after a single intravenous dose of 75 IU/kg significantly increased the half-life of CB 2679d/ISU 304 to 98.7 hours, equivalent to the half-life of extended-half-life intravenous agents. Cohort 4 was omitted as we observed sufficient activity of CB 2679d/ISU 304 in cohorts 2 and 3.

In cohort 5, five subjects were dosed daily for six days with a subcutaneous dose of 140 IU/kg without a preceding intravenous dose. We observed increased Factor IX activity levels in all five subjects from very low levels after washout of prior therapy to a median Factor IX activity level of 16% (range 11.5-18%), that is well into the mild hemophilia range (5-40%) and is higher than a level required to prevent spontaneous hemarthrosis >12%. The observed increase in Factor IX activity levels after the daily dosing was linear, indicating that continued subcutaneous dosing may achieve high-mild hemophilia Factor IX clotting activity.

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

In April 2018, the Korean Ministry of Food and Drug Safety (“MFDS”) approved the addition of a sixth cohort to the Phase 1/2 trial of CB 2679d/ISU 304 in individuals with severe hemophilia B following positive data from the multi-dose Cohort 5. Each individual will receive a single intravenous loading dose of 75 IU/kg, followed by nine daily subcutaneous doses of 150 IU/kg CB 2679d/ISU 304. The loading dose will be administered 30 minutes before the first subcutaneous dose. The study is being conducted in South Korea in coordination with the Company’s collaborator ISU Abxis.

As of July 31, 2018, ISU Abxis enrolled two patients out of a planned three to five in Cohort 6 and has shown promising efficacy in both. During the treatment period, Factor IX activity levels always remained above 20% after the intravenous loading dose in both patients. The first patient then had a progressive increase in trough Factor IX activity level to 34% and the second patient to a trough activity level of 31%. For reference, patients with Factor IX levels between 5% and 40% are considered to have mild hemophilia, according to the World Federation of Hemophilia. Subsequent blood samples showed the presence of a transient neutralizing antibody in one patient and a neutralizing antibody in the second. Both subjects in Cohort 6, developed neutralizing antibodies (“nAbs”) to CB 2679d. The nAb was transient in subject C5-01-S02 and was below the level of quantification at a follow up visit. The nAb in subject C5-01-S01 fell below 1 Bethesda Unit (“BU”) at a follow up visit. A BU reflects the percentage reduction in Factor IX activity from the standard control of 100%, with 1 BU being 50% reduction; 2 BU being 75% reduction; 3 BU being 87.5% reduction etc. The nAbs bind to CB 2679d and Furin, a manufacturing constituent, but not to wild-type Factor IX. Importantly from a safety perspective, the absence of binding to wildtype Factor IX allowed both patients to successfully resume treatment with their prescribed intravenous Factor IX prophylaxis therapies. Prior to Cohort 6, no CB 2679d/ISU 304 neutralizing antibodies had been detected in any of the patients treated with CB 2679d/ISU 304, including both patients in Cohort 6 who had also participated in Cohort 5. Catalyst is conducting an analysis to assess the cause and impact of the antibody observations prior to dosing any further subjects in Cohort 6 or initiating a Phase 2b study.

The substantially enhanced potency of MarzAA and CB 2679d/ISU 304 compared with existing treatment options may allow for effective subcutaneous prophylactic treatment of individuals with hemophilia A or B with an inhibitor or individuals with hemophilia B, respectively, especially in children, and may ultimately deliver substantially better outcomes for individuals with hemophilia.

We believe that subcutaneous dosing of our next-generation coagulation factors may result in progressive increases in activity levels until they reach a stable therapeutic target range in the blood (ideally mild hemophilia to normal levels). Conversely, dosing by intravenous infusions results in high initial Factor levels in the blood followed by a rapid fall off in activity to a trough level in a range that is measured as moderate or severe hemophilia and resulting in higher bleeding risk. Stable and higher factor levels could potentially yield a significant improvement in outcomes and have the added benefit of convenience over competing intravenous therapeutics, particularly when administered to children, and where venous access is challenging.

We also have several engineered Factor Xa proteases that have demonstrated efficacy in several preclinical models and have the potential to be used as a universal procoagulant. We have delayed initiating further work on our Factor Xa therapeutic program at this time to focus our efforts on the Factor VIIa and Factor IX clinical programs.

Based on industry reports and company reported sales, we estimate the 2018 global market opportunity for MarzAA and CB 2679d to be approximately $2.2 billion and $1.2 billion, respectively. Annual worldwide sales in 2017 for FDA-approved recombinant protease products for individuals with hemophilia A and B and an inhibitor were approximately $1.2 billion and approximately $2.2 billion when including prothrombin complex concentrate products. We remain focused on advancing MarzAA through Phase 2/3 and CB 2679d through Phase 2b and Phase 3 clinical trials.

We have also developed novel protease molecules that target the complement cascade, a series of naturally occurring molecular processes that play a central role in the body’s inflammatory and immune response. We continue to explore potential licensing opportunities for our dry AMD anti-complement program.

In October 2017, we announced a strategic research collaboration with Mosaic Biosciences, Inc., a related party, to develop intravitreal anti-complement factor 3 products for the treatment of dry AMD and other retinal diseases. The transaction was reviewed by disinterested members of our board of directors and approved by our audit committee. Expenses related to the collaboration were $0.3 million and $0 for the three months ended June 30, 2018 and 2017 and $0.5 million and $0 for the six months ended June 30, 2018 and 2017, respectively.

Transactions with related parties, including the transaction referred to above, are reviewed and approved by independent members of our Board of Directors in accordance with our Code of Business Conduct and Ethics.

On June 29, 2009, we entered into a Research and License agreement with Wyeth Pharmaceuticals, Inc., subsequently acquired by Pfizer, whereby we and Pfizer collaborated on the development of novel human Factor VIIa products and we granted Pfizer the exclusive rights to develop and commercialize the licensed products on a worldwide basis. On April 2, 2015, Pfizer notified us that it was exercising its right to terminate the research and license agreement effective June 1, 2015. Accordingly, we revised the expected period of performance to end on June 1, 2015, and the deferred revenue balance was fully amortized as of that date. On December 8, 2016, we signed a definitive agreement related to the termination of the Pfizer Agreement. Pursuant to this termination agreement, Pfizer granted us an exclusive license to Pfizer’s proprietary rights for manufacturing materials and processes that apply to engineered Factor VIIa, CB 813a and MarzAA. Pfizer also transferred to us the IND application and documentation related to the development, manufacturing and testing of the Factor VIIa products as well as the orphan drug designation.

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

In September 2013, we signed a license and collaboration agreement with ISU Abxis pursuant to which we licensed our proprietary human Factor IX products to ISU Abxis for initial development in South Korea. Under the agreement, ISU Abxis was responsible for manufacturing, preclinical development activities and clinical development through the completion of cohort five of a proof-of-concept Phase 1/2 study in individuals with hemophilia B that was conducted in South Korea. We are funding cohort six and we have the sole rights and responsibility for worldwide development, manufacture, and commercialization of Factor IX products after Phase 1/2 development. ISU Abxis may exercise its right of first refusal to acquire commercialization rights in South Korea, in which case they would be entitled to profit sharing on worldwide sales. ISU Abxis paid us an up-front fee of $1.75 million and is obligated to pay to us contingent milestone-based payments on the occurrence of certain defined development events, of which two have been achieved as of June 30, 2018. Collaboration and license revenue related to the ISU Abxis agreement was $0 and $0.1 million during the three months ended June 30, 2018 and 2017 and $0 and $0.4 million for the six months ended June 30, 2018 and 2017, respectively, reflects (i) the amortization of the up-front fee over the estimated period of our performance obligations, which concluded in February 2018, and (ii) milestone payments received from ISU Abxis, which were recognized through February 2018, the estimated remaining period of the Company’s performance obligation under the agreement, of which the Company received $0 and $0.9 million for the six months ended June 30, 2018 and 2017, respectively. The adoption of the new revenue standards resulted in a $0.2 million cumulative adjustment to the Company’s opening balance of accumulated deficit as of January 1, 2018. We had no more deferred revenue balance as of June 30, 2018 related to the ISU Abxis collaboration.

We have never been profitable and have incurred significant operating losses in each year since inception. Our net losses were $6.5 million and $5.9 million for the three months ended June 30, 2018 and 2017 and $11.5 million and $10.0 million for the six months ended June 30, 2018 and 2017, respectively. As of June 30, 2018, we had an accumulated deficit of $184.8 million. Substantially all our operating losses resulted from expenses incurred in our research and development programs and from general and administrative costs associated with our operations.

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

Financial Operations Overview

Contract Revenue

We enter into collaboration arrangements that may include the receipt of payments for up-front license fees, success-based milestone payments, full time equivalent based payments for research services, product supplies, and royalties on any future sales of commercialized products that result from the collaborations. We have not generated any revenue from commercial product sales to date. ISU Abxis represents 100% of our total contract revenue for the three and six months ended June 30, 2018 and 2017.

In determining the appropriate amount of revenue to be recognized as we fulfill our obligations under our agreements, we perform the following steps: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations based on estimated selling prices; and (v) recognition of revenue when we satisfy each performance obligation.

Research and Development Expenses

Research and development expenses represent costs incurred to conduct research, such as the discovery and development of our product candidates. We recognize all research and development costs as they are incurred.

Research and development expenses consist primarily of the following:

•	employee-related expenses, which include salaries, benefits and stock-based compensation;
•	laboratory and vendor expenses, including payments to consultants, related to the execution of preclinical, non-clinical, and clinical studies;
•	the cost of acquiring and manufacturing preclinical and clinical materials and developing manufacturing processes;
•	clinical trial expenses, including costs of third-party clinical research organizations;
•	performing toxicity studies; and
•	facilities and other allocated expenses, which include direct and allocated expenses for rent and maintenance of facilities, depreciation and amortization expense and other supplies.

The following table summarizes our research and development expenses during the three and six months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Personnel costs	$1,074	$391	$1,787	$756
Preclinical research	635	647	1,083	835
Clinical manufacturing	2,072	2,193	4,471	3,547
Facility and overhead	108	170	319	343
Total research and development expenses	$3,889	$3,401	$7,660	$5,481

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

We have agreed to a total of $3.8 million in payments to AGC pursuant to the initial statement of work for MarzAA under the Agreement, and an additional $5.6 million for the statement of work for CB2679d/ISU 304, in each case subject to completion of applicable work stages. In the event that clinical manufacturing batches need to be cancelled or rescheduled, we would be obligated to pay for a portion of AGC’s manufacturing fees less certain fees that AGC is able to mitigate. The initial term of the agreement is ten years or, if later, until all stages under outstanding statements of work have been completed. Either party may terminate the agreement in its entirety upon written notice of a material uncured breach or upon the other party’s bankruptcy, and we may terminate the agreement upon prior notice for any reason. In addition, each party may terminate the agreement in the event that the manufacturing development activities cannot be completed for technical or scientific reasons. As of June 30, 2018, we have $0.5 million in payment obligations to AGC remaining under the initial statement of work for MarzAA and $4.1 million in payment obligations related to CB2679d/ISU 304.

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

Results of Operations

The following tables set forth our results of operations data for the periods presented (in thousands):

	Three Months Ended June 30,
	2018	2017	Change ($)	Change (%)
Contract revenue	$—	$111	$(111)	(100)%
Operating expenses:
Research and development	3,889	3,401	488	14%
General and administrative	3,225	2,654	571	22%
Total operating expenses	7,114	6,055	1,059	17%
Loss from operations	(7,114)	(5,944)	(1,170)	20%
Interest and other income	632	67	565	843%
Net loss	$(6,482)	$(5,877)	$(605)	10%

	Six Months Ended June 30,
	2018	2017	Change ($)	Change (%)
Contract revenue	$6	$382	$(376)	(98)%
Operating expenses:
Research and development	7,660	5,481	2,179	40%
General and administrative	6,139	5,017	1,122	22%
Total operating expenses	13,799	10,498	3,301	31%
Loss from operations	(13,793)	(10,116)	(3,677)	36%
Interest and other income	2,269	101	2,168	2147%
Net loss	$(11,524)	$(10,015)	$(1,509)	15%

Contract Revenue

Contract revenue was $0 and $0.1 million during the three months ended June 30, 2018 and 2017, a decrease of $0.1 million, or 100%. The decrease was due primarily to the decrease in revenue recognition under our collaboration with ISU Abxis that concluded in February 2018.

Contract revenue was $0 and $0.4 million during the six months ended June 30, 2018 and 2017, a decrease of $0.4 million, or 100%. The decrease was due primarily to the adoption of the new revenue standards which resulted in a $0.2 million cumulative adjustment to our opening balance of accumulated deficit as of January 1, 2018 and $0.2 million decrease in revenue recognized in 2018 under our collaboration with ISU Abxis that concluded in February 2018.

Research and Development Expenses

Research and development expenses were $3.9 million and $3.4 million during the three months ended June 30, 2018 and 2017, respectively, an increase of $0.5 million, or 14%. The increase was due primarily to an increase $0.7 million in personnel-related costs, partially offset by a decrease of $0.1 million related to manufacturing expenses for MarzAA and $0.1 million related to preclinical third-party research and development service contracts.

Research and development expenses were $7.7 million and $5.5 million during the six months ended June 30, 2018 and 2017, respectively, an increase of $2.2 million, or 40%. The increase was due primarily to an increase of $1.0 million in personnel-related costs, $0.9 million related to manufacturing expenses for MarzAA and $0.3 million related to preclinical third-party research and development service contracts.

General and Administrative Expenses

General and administrative expenses was $3.2 million and $2.7 million during the three months ended June 30, 2018 and 2017, respectively, an increase of $0.5 million, or 22%. The increase was due primarily to an increase of $0.6 million in personnel-related costs, partially offset by a $0.1 million decrease in professional service costs.

General and administrative expenses was $6.1 million and $5.0 million during the six months ended June 30, 2018 and 2017, respectively, an increase of $1.1 million, or 22%. The increase was due primarily to an increase of $1.3 million in personnel-related costs, partially offset by a $0.2 million decrease in professional service costs.

Interest and Other Income

Interest and other income was $0.6 million and $0.1 million during the three months ended June 30, 2018 and 2017, respectively, an increase of $0.5 million, or 843%. The increase was due primarily to an increase of $0.5 million in investment and dividend income.

Interest and other income was $2.3 million and $0.1 million during the six months ended June 30, 2018 and 2017, respectively, an increase of $2.2 million, or 2147%. The increase was due primarily to a $1.5 million net gain related to milestone payments received under an agreement associated with NNR assets sold in 2016 and an increase of $0.8 million in investment and dividend income, partially offset by a decrease of $0.1 million on the disposal of assets related to our headquarters move.

Recent Accounting Pronouncements

Accounting Pronouncements Recently Adopted

In November 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-18, Restricted Cash, which requires amounts generally described as restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the total beginning and ending amounts for the periods shown on the statement of cash flows. We adopted ASU 2016-18 effective January 1, 2018, using a retrospective transition method to each period presented. The adoption of this ASU changed previously reported amounts in the condensed consolidated statement of cash flows for the six months ended June 30, 2017, by decreasing our cash flows from financing activities by $13.6 million as compared to previously reported amounts for the prior year period.

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

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments – Overall (Topic 825-10), which updates certain aspects of recognition, measurement, presentation and disclosure of financial instruments. Subsequently, in February 2018, the FASB issued ASU No. 2018-03, Technical Corrections and Improvements to Financial Instruments - Overall (Topic 825-10), which includes provisions to accounting for equity investments, financial liabilities under the fair value option and presentation and disclosure requirements for financial instruments. The amended guidance requires equity securities, except for those accounted for under the equity method of accounting, with determinable fair values to be measured at fair with changes in fair value recognized in net income (loss)The Company adopted ASU 2016-01 and 2018-03 effective January 1, 2018, and this guidance did not have a material impact on the Company’s financial statements, as the Company only has debt securities.

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

Liquidity and Capital Resources

As of June 30, 2018, we had $136.1 million of cash, cash equivalents and short-term investments, a $11.5 million net loss and $12.5 million cash used in operations for the six months ended June 30, 2018. We have an accumulated deficit of $184.8 million as of June 30, 2018. Our primary uses of cash are to fund operating expenses, including research and development expenditures and general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in its outstanding accounts payable and accrued expenses.

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

The following table summarizes our cash flows for the periods presented (in thousands):

	Six Months Ended June 30,
	2018	2017
Cash used in operating activities	$(12,520)	$(8,694)
Cash used in (provided by) investing activities	(71,838)	6,797
Cash provided by financing activities	111,261	10,425
Net increase in cash, cash equivalents and restricted cash	$26,903	$8,528

Cash Flows from Operating Activities

Cash used in operating activities for the six months ended June 30, 2018 was $12.5 million, due primarily to a net loss of $11.5 million, the change in our net operating assets and liabilities of $2.3 million due primarily to a $1.5 million increase in prepaid expenses, $0.6 million decrease in accounts payable and $0.4 million decrease in accrued compensation and other accrued liabilities, partially offset by and a $0.2 million increase in deferred rent. Non-cash charges of $1.2 million were recorded for stock-based compensation, and a $0.1 million for loss on the disposal of assets.

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

Cash Flows from Investing Activities

Cash used in investing activities for the six months ended June 30, 2018 was $71.8 million, due primarily to $102.3 million in purchases of investments and $0.2 million in purchases of property and equipment, partially offset by $30.7 million in proceeds from maturities of investments.

Cash provided by investing activities for the six months ended June 30, 2017 was $6.8 million, due primarily to $6.8 million in proceeds from maturities of investments.

Cash Flows from Financing Activities

Cash provided by financing activities for the six months ended June 30, 2018 was $111.3 million, due primarily to $106.8 million in net proceeds from the issuance of common stock related to our underwritten public offering in February 2018, $9.5 million in proceeds from the exercise of common stock warrants and $0.1 million in proceeds from the exercise of stock options, partially offset by payments of $5.1 million related to the maturity and redemption of the remaining redeemable convertible notes.

Cash provided by financing activities for the six months ended June 30, 2017 was $10.4 million, due primarily to $18.6 million in net proceeds from the issuance of preferred stock, common stock and warrants related to our underwritten public offering in April 2017, $5.3 million in net proceeds from issuance of common stock in Capital on DemandTM transactions and $0.1 million in proceeds from the exercise of common stock warrants, partially offset by payments of $13.6 million related to the redemption of some of the redeemable convertible notes.

Contractual Obligations

The following table summarizes our fixed contractual obligations as of June 30, 2018 (in thousands):

	Payments due by period
	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Contractual Obligations:
Operating lease obligations(1)	$361	$755	$732	$—	$1,848
AGC Manufacturing obligations(2)	1,809	2,846	—	—	4,655
Total contractual obligations(3)	$2,170	$3,601	$732	$—	$6,503

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

Critical Accounting Polices and Estimates

Certain of our accounting policies that involve a higher degree of judgment and complexity are discussed in “Part II - Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operation - Critical Accounting Estimates” in the Annual Report. There have been no significant changes to these critical accounting estimates during the first six months of 2018.

Effective January 1, 2018, we adopted the new revenue standards using the modified retrospective method through a cumulative adjustment to equity, which resulted in an immaterial $0.2 million decrease to our opening balance of accumulated deficit as of January 1, 2018. See Recent Accounting Pronouncements above for effects of adoption on our condensed consolidated statement of operations for the six months ended June 30, 2018 and on our consolidated balance sheet as of December 31, 2017.

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

However, because of the short-term nature of the instruments in our portfolio, a sudden change in market interest rates would not be expected to have a material impact on the fair market value of our investment portfolio. As of June 30, 2018, we had cash and cash equivalents and short-term investments of $136.1 million, which consisted of bank deposits and money market funds and short-term investments of $89.6 million. Accordingly, we do not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our investment portfolio.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2018, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are not a party to any material legal proceedings.

ITEM 1A.	RISK FACTORS

The following section includes the most significant factors that may adversely affect our business and operations. You should carefully consider the risks and uncertainties described below and all information contained in this Quarterly Report on Form 10-Q before deciding to invest in our common stock. If any of the following risks actually occur, our business, financial condition, results of operations and growth prospects may be materially and adversely affected. In that event, the trading price of our common stock could decline, and you could lose all or part of your investment.

Those risk factors below denoted with a “*” are newly added or have been materially updated from our Annual Report on 10-K filed with the Securities and Exchange Commission, or the SEC, on March 19, 2018.

Risks related to our financial condition and capital requirements

* We have incurred significant losses since our inception and are expected to continue to incur significant losses for the foreseeable future.

We are a clinical-stage biotechnology company, and we have not yet generated significant revenues. We have incurred net losses in each year since our inception in August 2002, including net losses of $21.6 million and $16.9 million for the years ended December 31, 2017 and 2016, respectively, and $11.5 million and $10.0 million for the six months ended June 30, 2018 and 2017, respectively. As of June 30, 2018, we had an accumulated deficit of $184.8 million.

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

We have devoted most of our financial resources to research and development, including our preclinical development activities. We expect to continue to incur significant expenses and operating losses over the next several years. Our operating losses may fluctuate significantly from quarter to quarter and year to year. We are expected to continue to incur significant expenses and increasing operating losses for at least the next several years, and our expenses will increase substantially if and as we:

•	continue clinical development of marzeptacog alfa (activated);
•	continue clinical development of CB 2679d/ISU 304;
•	further develop the manufacturing process for our product candidates;
•	attract and retain skilled personnel;
•	seek regulatory and marketing approvals for any of our product candidates that successfully complete clinical studies;
•	establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain marketing approval;
•	seek to identify and validate additional product candidates;
•	acquire or in-license other product candidates and technologies;
•	make milestone or other payments under collaboration agreements, or any in-license agreements;
•	maintain, protect and expand our intellectual property portfolio;
•	create additional infrastructure to support operations as a public company and our product development and planned future commercialization efforts; and
•	experience any delays or other issues with any of the above.

In addition, in connection with the license granted to us by Pfizer, we agreed to make contingent cash payments to Pfizer in an aggregate amount equal to up to $17.5 million, payable upon the achievement of clinical, regulatory and commercial milestones, the timing of which is uncertain. Following commercialization of any Factor VIIa products, Pfizer would also receive a single-digit royalty on net product sales on a country-by-country basis for a predefined royalty term. See “Note 10 – Commitments and Contingencies” in this Quarterly Report on Form 10-Q.

Further, in connection with an initial statement of work under the Development and Manufacturing Agreement that we have entered into with AGC Biologics, Inc. (“AGC”), formerly known as CMC ICOS Biologics, Inc., we have agreed to a total of $3.8 million in payments to AGC, of which $3.2 million has been paid as of June 30, 2018, subject to the completion of work relating to the manufacturing development of marzeptacog alfa (activated). We have also agreed to pay AGC approximately $5.6 million the process transfer and commercial scale cGMP manufacturing of CB 2679d, Catalyst’s next-generation engineered coagulation Factor IX being developed for the treatment of severe hemophilia B. See “Note 10 – Commitments and Contingencies” in this Quarterly Report on Form 10-Q.

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

*We may need additional capital. If we are unable to raise sufficient capital, we will be forced to delay, reduce or eliminate product development programs.

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is expensive. We expect our research and development expenses to increase with our ongoing activities, particularly activities related to the continued clinical development of marzeptacog alfa (activated) and CB 2679d, including clinical efficacy trials for each compound. We believe that our available cash will be sufficient to fund our operations at for at least the next 12 months from the date of this Quarterly Report on Form 10-Q. However, we may need to raise substantial additional capital to complete the development and commercialization of marzeptacog alfa (activated), CB 2679d/ISU 304, and depending on the availability of capital, may need to delay development of some of our product candidates.

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

Because successful development of our product candidates is uncertain, we are unable to estimate the actual funds required to complete research and development and commercialize our products under development. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

•	the initiation, progress, timing, costs and results of clinical trials for our product candidates in hemophilia, including marzeptacog alfa (activated) and CB 2679d/ISU 304;
•	the number and characteristics of product candidates that we pursue;
•	the terms and timing of any future collaboration, licensing or other arrangements that we may establish;
•	the outcome, timing and cost of regulatory approvals;
•	the cost of obtaining, maintaining, defending and enforcing intellectual property rights, including patent rights;
•	the effect of competing technological and market developments;
•	the cost and timing of completing outsourced manufacturing activities;
•	market acceptance of any product candidates for which we may receive regulatory approval;
•	the cost of establishing sales, marketing and distribution capabilities for any product candidates for which we may receive regulatory approval; and
•	the extent to which we acquire, license or invest in businesses, products or technologies.

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

Risks related to the discovery, development and commercialization of our product candidates

* We are substantially dependent upon the success of marzeptacog alfa (activated) and CB 2679d/ISU 304.

The failure of marzeptacog alfa (activated) or CB 2679d/ISU 304 to achieve successful clinical trial endpoints, or delays in clinical development, unanticipated adverse side effects or any other adverse developments or information related to marzeptacog alfa (activated) or CB 2679d/ISU 304 would significantly harm our business, its prospects and the value of the company’s common stock. We expect to complete the Phase 2 portion of a Phase 2/3 subcutaneous dosing trial of marzeptacog alfa (activated) in individuals with hemophilia A and B inhibitors and to advance CB 2679d/ISU 304 into a Phase 2b study in 2018. In Cohort 6 of the Phase 1/2 subcutaneous dosing trial of CB 2679d/ISU 304, two patients developed neutralizing antibodies (nAbS) to CB 2679d/ISU 304. These antibodies bind to CB 2679d/ISU 304 and furin, a manufacturing constituent, but not to wildtype Factor IX. Further analysis of these antibody responses is underway. The CB 2679d/ISU304 Phase 2b study may not proceed as planned if the cause of the nAbs observed in cohort 6 of the Phase 1/2 trial is related to the drug candidate itself or the current manufacturing process, including without limitation, the engineered amino acid substitutions of CB 2679d, manufacturing issues with the drug substance, formulation issues of the drug product, or other factors, or to the route of administration. The design of the Phase 2b study may change and could result in a delay in initiation of dosing. There is no guarantee that the results of these clinical trials, if they occur, will be positive or will not generate unanticipated safety concerns. The Phase 1 clinical trial of marzeptacog alfa (activated) was a single-dose escalation trial that would not, compared to multi-dose trials, be expected to exclude the possibility of an immunological response to marzeptacog alfa (activated) in individuals who received the product candidate. While so far none of the patients in the Phase 2/3 subcutaneous dosing trial of marzeptacog alpha (activated) developed any inhibitory antibodies, there can be no assurance that such antibodies will not be observed in the future. If neutralizing antibodies or other antibodies generated by patients receiving either marzeptacog alfa (activated) or of CB 2679d/ISU 304 lead to concerns about patient safety or the long-term efficacy of either product candidate, development of such product candidate could be halted. Even if the trials of marzeptacog alfa (activated) and CB 2679d/ISU 304 are positive, each product candidate may require substantial additional trials and other testing before being approved for marketing.

Marzeptacog alfa (activated) and CB 2679d/ISU 304 are not expected to be commercially available in the near term, if at all. Further, the commercial success of each product candidate will depend upon its acceptance by physicians, patients, third-party payors and other key decision-makers as a therapeutic and cost-effective alternative to currently available products. If we are unable to successfully develop, obtain regulatory approval for and commercialize marzeptacog alfa (activated) and CB 2679d/ISU 304, our ability to generate revenue from product sales will be significantly delayed and our business will be materially and adversely affected, and we may not be able to earn sufficient revenues to continue as a going concern.

Even if the FDA or other regulatory agency approves marzeptacog alfa (activated) or CB 2679d/ISU 304, the approval may impose significant restrictions on the indicated uses, conditions for use, labeling, advertising, promotion, marketing and/or production of such product and may impose ongoing commitments or requirements for post-approval studies, including additional research and development and clinical trials. The FDA and other agencies also may impose various civil or criminal sanctions for failure to comply with regulatory requirements, including withdrawal of product approval. Regulatory approval from authorities in foreign countries will be needed to market marzeptacog alfa (activated) or CB 2679d/ISU 304 in those countries. Approval by one regulatory authority does not ensure approval by regulatory authorities in other jurisdictions. If we fail to obtain approvals from foreign jurisdictions, the geographic market for marzeptacog alfa (activated) or CB 2679d/ISU 304 would be limited.

We are developing the clinical trial plan for CB 2679d/ISU 304, and the timing and expense of future clinical trials of CB 2679d/ISU 304 are uncertain.

While we have announced top-line data from our Phase 1/2 study of subcutaneous prophylactic candidate CB 2679d/ISU 304 and are planning to commence a Phase 2b clinical trial in 2018, the CB 2679d/ISU304 Phase 2b study may not proceed as planned if the cause of the nAbs observed in cohort 6 of the Phase 1/2 trial is related to the drug candidate itself or the current manufacturing process, including without limitation, the engineered amino acid substitutions of CB 2679d, manufacturing issues with the drug substance, formulation issues of the drug product, or other factors, or to the route of administration. The design of the Phase 2b study may change and could result in a delay in initiation of dosing. We are still analyzing data from the Phase 1/2 clinical trial and are evaluating plans for subsequent clinical trials, including the specific trial design, inclusion/exclusion criteria, number of patients, clinical trial sites and other factors. We are not certain when additional trials of CB 2679d/ISU 304 will begin, how long such trials will take to enroll or complete, or how much they will cost. Any additional trials we conduct may not start when anticipated, may take longer to enroll or cost more than expected, and may not generate positive results.

* We are conducting clinical trials for subcutaneous dosing trials of marzeptacog alfa (activated) and CB 2679d/ISU 304, which is an untested route of administration for these product candidates in humans, and we are exploring combinations of intravenous and subcutaneous administration, which has also been untested in these product candidates in humans.

We are conducting a subcutaneous prophylaxis clinical trial of marzeptacog alfa (activated), results of which are expected in July 2018. There can be no assurance that marzeptacog alfa (activated) will achieve efficacious levels of biological activity when administered subcutaneously. There can also be no assurance that the clinical trial results will be positive or that the clinical trials will not generate unanticipated safety concerns. In addition, ISU Abxis had conducted a subcutaneous prophylaxis clinical trial of CB2679d/ISU 304, including a cohort (Cohort 6) that received intravenous dosing followed by subcutaneous dosing. While efficacy data from this trial has been encouraging, the first two patients in this cohort developed neutralizing antibodies that limited the efficacy of CB2679d/ISU 304 in those patients. Further analysis of these antibody responses is underway. The failure of either product to achieve successful clinical trial endpoints, delays in clinical development, unanticipated adverse side effects, adverse immunological responses, or any other adverse developments or information related to our product candidates would significantly harm our business, its prospects and the value of our common stock.

* CB 2679d/ISU 304 has caused and Marzeptacog alfa (activated) may cause the generation of neutralizing antibodies, which could prevent their further development.

Both marzeptacog alfa (activated) and CB 2679d/ISU 304 are protein molecules which may cause the generation of antibodies in individuals who receive them. The Phase 1 clinical trial of marzeptacog alfa (activated) was a single-dose intravenous escalation trial that would not, compared with multi-dose trials or higher doses administered subcutaneously, be expected to exclude the possibility of an immunological response to marzeptacog alfa (activated) in individuals who received the product candidate. Two patients who received CB 2679d/ISU 304 subcutaneously following intravenous dosing developed neutralizing antibodies that inhibit the activity of CB 2679d/ISU 304. These antibody responses are under investigation. There can be no assurance that such antibodies will not be observed in the future, either in the patients who have already received CB 2679d/ISU 304 or marzeptacog alpha (activated), or in new patients. If clinical trials demonstrate a treatment-related neutralizing immunological response in individuals that causes safety concerns or would limit the efficacy of either product candidate, development of the product candidate could be halted.

Marzeptacog alfa (activated) and CB 2679d/ISU 304 are in early clinical trials, and all of our other product candidates are still in preclinical development. If we are unable to obtain regulatory clearance and commercialize our product candidates or experience significant delays in doing so, our business will be materially harmed.

Marzeptacog alfa (activated) and CB 2679d/ISU 304 are in Phase 2/3 and Phase 1/2 clinical trials, respectively. All our other product candidates are still in preclinical development. Engineered protease biopharmaceuticals are a relatively new class of therapeutics. There can be no assurance as to the length of the trial period, the number of individuals the FDA will require to be enrolled in the trials to establish the safety, efficacy, purity and potency of the engineered protease products, or that the data generated in these trials will be acceptable to the FDA or foreign regulatory agencies to support marketing approval. Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our product candidates. The success of our product candidates will depend on several factors, including the following:

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

In addition, the outcome of preclinical studies and early clinical trials may not be predictive of the success of later clinical trials. Our Phase 2 trial of marzeptacog alpha (activated) is being conducted in twelve patients, and CB 2679d/ISU 304 has been dosed repeatedly in a subcutaneous prophylaxis trial in only five patients. Trials of these product candidates in larger numbers of patients may not have similar efficacy results and could result in adverse effects that were not observed in the earlier trials with smaller numbers of patients.

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

We or our collaborators may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate, enroll and maintain enrolment of a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside the United States. In particular, there is a relatively small number of individuals with hemophilia, that may cause delays in enrollment of clinical trials of marzeptacog alfa (activated) in individuals with hemophilia A and B with an inhibitor or CB 2679d/ISU 304 in individuals with hemophilia B. In addition, some of our competitors have ongoing clinical trials for product candidates that treat the same indications as our product candidates, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ product candidates.

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

Risks related to our reliance on third parties

We depend on our collaborative relationship with ISU Abxis for the initial development of CB 2679d/ISU 304.

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

Our ability to generate revenues from this arrangement will depend on the ability of ISU Abxis to successfully perform the functions assigned to it in this arrangement, and accordingly, any failure by ISU Abxis to develop this product candidate could adversely affect our cash flows. Further, this collaboration agreement may not lead to development or commercialization of this product candidate in the most efficient manner or at all, and ISU Abxis has the right to abandon research or development projects and terminate applicable agreements, including funding obligations, prior to or upon the expiration of the agreed upon terms. We are subject to a number of risks associated with our dependence on ISU Abxis:

•

We are not able to control any decisions by ISU Abxis regarding the amount and timing of resource expenditures for the development or commercialization of CB 2679d/ISU 304, and may have limited or no ability to control such decisions with respect to other product candidates subject to the collaboration agreement;

•

ISU Abxis may manufacture insufficient amounts or quality of product for a clinical trial, or have difficulty transferring manufacturing of CB 2679d/ISU 304 to a CMO as needed for future clinical trials, or may experience delays in either case;

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

Our drug development programs and the potential commercialization of our product candidates will require substantial additional cash to fund expenses. Accordingly, we may seek one or more additional collaborators for the development and commercialization of one or more of our product candidates. For example, we may seek a new collaborator to develop marzeptacog alfa (activated) and might also seek collaborators for CB 2689d/ISU 304 or our earlier stage programs. In addition, full development efforts on the use of our novel proteases for the treatment of dry AMD will likely involve significant cost, and we do not expect to conduct any such efforts except in collaboration with one or more partners who are willing to pay for such costs.

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

We are transitioning manufacturing and clinical activities related to marzeptacog alfa (activated) and CB2679d/ISU 304 from Pfizer and ISU Abxis, respectively, to AGC and continuing to optimize the manufacturing processes for these candidates. This process will be lengthy and its outcome uncertain.

Pfizer, through its wholly-owned subsidiary Wyeth, conducted the Phase 1 clinical trial of marzeptacog alfa (activated) pursuant to a research and license agreement. Pfizer terminated this agreement effective June 1, 2015. ISU Abxis conducted the Phase 1/2 clinical trial of CB2679d/ISU 304 and was responsible for manufacturing clinical trial materials for this study.

In March 2016, we engaged AGC to conduct manufacturing development and, upon successful development of the manufacturing process, manufacture the marzeptacog alfa (activated) that we intend to use in our clinical trials on a fee-for-services basis. In addition, in February 2018, we engaged AGC to conduct process transfer and commercial scale manufacturing of CB 2679d/ISU 304 for use in our clinical trials. Manufacturing of biological therapeutics such as marzeptacog alfa (activated) and CB2679d/ISU 304 is complex and scale-dependent, and we may need to further optimize the manufacturing process of these product candidates. There can be no assurance that AGC will be able to manufacture sufficient quantities of marzeptacog alfa (activated) to satisfy our clinical trial requirements in a timely manner, within expected budgets or at all. Delays in the manufacture of CB2679d/ISU 304 could delay the start of our anticipated Phase 2b clinical trials.

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

We expect to rely on third parties such as contract research organizations, or CROs, medical institutions and clinical investigators to enroll qualified patients and conduct, supervise and monitor clinical trials. Our reliance on these third parties for clinical development activities will reduce our control over these activities. Our reliance on these third parties, however, will not relieve us of our regulatory responsibilities, including ensuring that our clinical studies are conducted in accordance with good clinical practices, or GCP, and the investigational plan and protocols contained in the relevant regulatory application, such as an investigational new drug application, or IND. In addition, the CROs with whom we contract may not complete activities on schedule or may not conduct our preclinical studies or clinical studies in accordance with regulatory requirements or our clinical study design. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, our efforts to obtain regulatory approvals for, and to commercialize, our product candidates may be delayed or prevented.

We expect to seek to establish additional collaborations, and, if we are not able to establish them on commercially reasonable terms, we may have to alter our development and commercialization plans.

Our drug development programs and the potential commercialization of our product candidates will require substantial additional cash to fund expenses. We have previously relied on collaborators, such as Pfizer and ISU Abxis, to contribute to the development of our product candidates, and we are currently working with Mosaic Biosciences to support the development of our dry AMD product candidates. We may seek one or more additional collaborators for the development and commercialization of one or more of our product candidates. For example, we may seek a new collaborator to develop marzeptacog alfa (activated) and might also seek collaborators for CB 2689d/ISU 304 or our earlier stage programs. In addition, full development efforts on the use of our novel proteases for the treatment of dry AMD will likely involve significant cost, and we do not expect to conduct any such efforts except in collaboration with one or more partners who are willing to pay for such costs.

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

To induce valuable employees to remain at Catalyst, in addition to salary and cash incentives, we have provided stock options that vest over time. The value to employees of stock options that vest over time may be significantly affected by movements in the company’s stock price that are beyond our control and may at any time be insufficient to counteract more lucrative offers from other companies. Despite our efforts to retain valuable employees, members of management and scientific and development teams may terminate their employment with the company on short notice. Our employees are under at-will employment arrangements, which means that any of our employees can leave employment with Catalyst at any time, with or without notice. Failure to retain, replace or recruit personnel could harm our business.

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

Marzeptacog alfa (activated) and CB 2679d/ISU 304 are not expected to be commercially available for several years, if at all. Further, the commercial success of either product candidate will depend upon its acceptance by physicians, individuals, third-party payors and other key decision-makers as a therapeutic and cost-effective alternative to products available at the time, which may include competing products currently under development by others. See “We face substantial competition that may result in others discovering, developing or commercializing products before or more successfully than we do.” If we are unable to successfully develop, obtain regulatory approval for and commercialize marzeptacog alfa (activated) or CB 2679d/ISU 304, our ability to generate revenue from product sales will be significantly delayed and our business will be materially and adversely affected, and we may not be able to earn sufficient revenues to continue as a going concern.

Even if the FDA or other regulatory agency approves marzeptacog alfa (activated) or CB 2679d/ISU 304, the approval may impose significant restrictions on the indicated uses, conditions for use, labeling, advertising, promotion, marketing and/or production of such product and may impose ongoing commitments or requirements for post-approval studies, including additional research and development and clinical trials. The FDA and other agencies also may impose various civil or criminal sanctions for failure to comply with regulatory requirements, including withdrawal of product approval. Regulatory approval from authorities in foreign countries will be needed to market marzeptacog alfa (activated) or CB 2679d/ISU 304 in those countries. Approval by one regulatory authority does not ensure approval by regulatory authorities in other jurisdictions. If we fail to obtain approvals from foreign jurisdictions, the geographic market for marzeptacog alfa (activated) or CB 2679d/ISU 304 would be limited.

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

Specifically, there are a large number of companies developing or marketing treatments for hemophilia, including many major pharmaceutical and biotechnology companies, including Novo Nordisk, which has developed NovoSeven®, a human recombinant coagulation Factor VIIa indicated for treatment of bleeding episodes that has been approved for use in treatment of hemophilia A or B individuals with inhibitors to Factor VIII or Factor IX and in individuals with Factor VII deficiency and Glanzmann’s thrombasthenia, LFB that is marketing a biosimilar FVIIa, Baxter, which has developed BAX 817, a biosimilar of NovoSeven® that recently completed an intravenous Phase 3 clinical trial and has been filed for marketing approval, Roche, which is marketing Hemlibra ACE910/Emicizumab, a recombinant humanized bispecific antibody that binds to activated Factor IX and Factor X and mimics the cofactor function of Factor VIIIa, that has been approved by the FDA to treat hemophilia A with inhibitors, Alnylam, which is developing an investigational RNAi therapeutic targeting antithrombin for the treatment of hemophilia, OPKO Biologics, whose recombinant Factor VIIa product that may also be administered subcutaneously is in a Phase 1/2 clinical trial and CSL Behring is developing an albumin–linked Factor VIIa that has an extended half-life. There are numerous marketed factor IX-based products that are used to replace Factor IX intravenously. CSL is developing its marketed product Idelvion an albumin-linked Factor IX for subcutaneous administration. We are also aware of many companies focused on developing gene therapies that may compete with our planned hemophilia B indication, as well as several companies addressing other methods for modifying genes and regulating gene expression. Alnylam is developing an investigational RNAi therapeutic targeting antithrombin III, and Pfizer, Novo Nordisk, Green Cross and Bayer are developing antibodies that inhibit Tissue Factor Pathway inhibitor (“TFPI”), and Apcintex has a serpine directed against Activated Protein C, all for the treatment of all forms of hemophilia.

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

See Index to Exhibits at the end of this Report, which is incorporated by reference here. The Exhibits listed in the accompanying Index to Exhibits are filed as part of this Report

EXHIBIT INDEX

Exhibit Number	Description

10.1*	Catalyst Biosciences, Inc. 2018 Omnibus Incentive Plan (incorporated by reference to Appendix A of the definitive proxy statement for the Annual Meeting filed by the Company on May 11, 2018).

10.2*	Catalyst Biosciences, Inc. 2018 Employee Stock Purchase Plan (incorporated by reference to Appendix B of the definitive proxy statement for the Annual Meeting filed by the Company on May 11, 2018).

10.3*	Form of Stock Option Award Agreement (incorporated by reference to Appendix C of the definitive proxy statement for the Annual Meeting filed by the Company on May 11, 2018).

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of June 30, 2018 (unaudited) and December 31, 2017; (ii) the Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2018 and 2017 (unaudited); (iii) the Consolidated Statement of Stockholders’ Equity as of June 30, 2018 (unaudited); (iv) the Consolidated Statements of Cash Flows for the six months ended June 30, 2018 and 2017 (unaudited); and (v) the Notes to Unaudited Interim Consolidated Financial Statements.

*  Denotes management contract, compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CATALYST BIOSCIENCES, INC.

Date: August 2, 2018	/s/ Nassim Usman, Ph.D.
Nassim Usman, Ph.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 2, 2018	/s/ Fletcher Payne
Fletcher Payne
Chief Financial Officer
(Principal Financial and Accounting Officer)