Form 10-Q
period 2018-09-30
CATALYST BIOSCIENCES, INC.
filed 2018-11-01
CIK 1124105

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of "large accelerated filer," "accelerated filer", "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒
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

As of October 29, 2018, the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 11,942,729.

CATALYST BIOSCIENCES, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Catalyst Biosciences, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	September 30, 2018	December 31, 2017
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$35,998	$14,472
Short-term investments	93,223	17,971
Restricted cash	50	5,333
Prepaid and other current assets	3,538	1,333
Total current assets	132,809	39,109
Other assets, noncurrent	352	128
Property and equipment, net	255	276
Total assets	$133,416	$39,513
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$369	$747
Accrued compensation	1,082	1,366
Other accrued liabilities	1,840	1,322
Deferred revenue	—	212
Deferred rent, current portion	13	7
Redeemable convertible notes	—	5,085
Total current liabilities	3,304	8,739
Deferred rent, noncurrent portion	161	—
Total liabilities	3,465	8,739
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; 0 and 3,680 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized; 11,942,729 and 6,081,230 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	12	6
Additional paid-in capital	322,468	204,262
Accumulated other comprehensive loss	(24)	—
Accumulated deficit	(192,505)	(173,494)
Total stockholders’ equity	129,951	30,774
Total liabilities and stockholders’ equity	$133,416	$39,513

The accompanying notes are an integral part of these condensed consolidated financial statements.

Catalyst Biosciences, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Contract revenue	$—	$318	$6	$700
Operating expenses:
Research and development	5,575	3,805	13,235	9,286
General and administrative	2,770	2,391	8,909	7,407
Total operating expenses	8,345	6,196	22,144	16,693
Loss from operations	(8,345)	(5,878)	(22,138)	(15,993)
Interest and other income, net	651	85	2,920	185
Net loss	$(7,694)	$(5,793)	$(19,218)	$(15,808)
Deemed dividend for convertible preferred stock beneficial conversion feature	—	—	—	(3,951)
Net loss attributable to common stockholders	$(7,694)	$(5,793)	$(19,218)	$(19,759)
Net loss per share attributable to common stockholders, basic and diluted	$(0.64)	$(1.34)	$(1.75)	$(6.49)
Shares used to compute net loss per share attributable to common stockholders, basic and diluted	11,942,729	4,310,561	10,967,750	3,043,919

The accompanying notes are an integral part of these condensed consolidated financial statements.

Catalyst Biosciences, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net loss	$(7,694)	$(5,793)	$(19,218)	$(15,808)
Other comprehensive income:
Unrealized (loss) gain on available-for-sale securities	(28)	4	(24)	5
Total comprehensive loss	$(7,722)	$(5,789)	$(19,242)	$(15,803)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Catalyst Biosciences, Inc.

Condensed Consolidated Statement of Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	(Deficit)
Balance at December 31, 2017	3,680	$—	6,081,230	$6	$204,262	$—	$(173,494)	$30,774
Opening balance adjustment - adoption of ASC 606	—	—	—	—	—	—	207	207
Balance at January 1, 2018	3,680	$—	6,081,230	$6	$204,262	$—	$(173,287)	$30,981
Stock-based compensation expense	—	—	—	—	1,866	—	—	1,866
Issuance of common stock for follow-on offering, net of issuance costs	—	—	3,382,352	4	106,758	—	—	106,762
Issuance of common stock upon exercise of warrants	—	—	1,735,419	2	9,543	—	—	9,545
Conversion of preferred stock to common stock	(3,680)	—	736,000	—	—	—	—	—
Stock options exercised for common stock	—	—	7,707	—	36	—	—	36
Conversion of redeemable convertible notes to common stock	—	—	21	—	3	—	—	3
Unrealized loss on available-for-sale securities	—	—	—	—	—	(24)	—	(24)
Net loss	—	—	—	—	—	—	(19,218)	(19,218)
Balance at September 30, 2018	—	$—	11,942,729	$12	$322,468	$(24)	$(192,505)	$129,951

The accompanying notes are an integral part of these condensed consolidated financial statements.

Catalyst Biosciences, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Operating Activities
Net loss	$(19,218)	$(15,808)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,866	556
Depreciation and amortization	106	132
Loss on disposal of assets	116	—
Changes in operating assets and liabilities:
Prepaid and other current assets	(2,429)	89
Accounts payable	(378)	623
Accrued compensation and other accrued liabilities	234	614
Deferred rent	167	(29)
Deferred revenue	(6)	200
Net cash flows used in operating activities	(19,542)	(13,623)
Investing Activities
Proceeds from maturities of short-term investments	60,337	6,800
Purchase of short-term investments	(135,612)	(16,474)
Purchases of property and equipment	(201)	(3)
Net cash flows used in investing activities	(75,476)	(9,677)
Financing Activities
Payments for the redemption of redeemable convertible notes	(5,082)	(13,915)
Proceeds from issuance of common stock, net of issuance costs	106,762	5,336
Proceeds from issuance of preferred stock, common stock and warrants for follow-on offering, net of issuance costs	—	18,563
Proceeds from exercise of stock options	36	—
Proceeds from exercise of warrants	9,545	159
Net cash flow provided by financing activities	111,261	10,143
Net increase (decrease) in cash, cash equivalents and restricted cash	16,243	(13,157)
Cash, cash equivalents and restricted cash at beginning of the period	19,805	29,857
Cash, cash equivalents and restricted cash at end of the period(a)	$36,048	$16,700

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Deemed dividend for convertible preferred stock beneficial conversion feature	—	3,951
Adoption of ASC 606	207	—
Conversion of redeemable convertible notes to common stock	3	—
Unrealized (loss) gain on investments	(24)	1

(a) The following table provides a reconciliation of cash and restricted cash to amounts reported within the condensed consolidated balance sheets:

Cash and cash equivalents	$35,998	$10,973
Restricted cash	50	5,727
Total cash and restricted cash	$36,048	$16,700

The accompanying notes are an integral part of these condensed consolidated financial statements

Catalyst Biosciences, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	Nature of Operations

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

Based on the current status of its research and development plans, the Company believes that its existing cash, cash equivalents and short-term investments as of September 30, 2018 will be sufficient to fund its cash requirements for at least the next 12 months from the date of the filing of this quarterly report. If, at any time, the Company’s prospects for financing its research and development programs decline, the Company may decide to reduce research and development expenses by delaying, discontinuing or reducing its funding of one or more of its research or development programs. Alternatively, the Company might raise funds through strategic collaborations, public or private financings or other arrangements. Such funding, if needed, may not be available on favorable terms, or at all.

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

The Company’s significant accounting policies are included in “Part II - Item 8 - Financial Statements and Supplementary Data - Note 2 – Summary of Significant Accounting Policies” in the Company’s Annual Report. As discussed in our Annual Report, the Company adopted the new revenue standards in the first quarter of 2018, using the modified retrospective method through a cumulative adjustment to equity. There have been no other significant changes to these accounting policies during the first nine months of 2018.

Effective January 1, 2018, the Company adopted Accounting Standards Codification (“ASC”) 606 using the modified retrospective method through a cumulative adjustment to equity, which resulted in an immaterial $0.2 million decrease to our opening balance of accumulated deficit as of January 1, 2018. The Company enters into collaboration arrangements that may include the receipt of payments for up-front license fees, success-based milestone payments, full time equivalent based payments for research services, product supplies, and royalties on any future sales of commercialized products that result from the collaborations.

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

Catalyst Biosciences, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) - (Continued)

Accounting Pronouncements Recently Adopted

In November 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-18, Restricted Cash, which requires amounts generally described as restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the total beginning and ending amounts for the periods shown on the statement of cash flows. The Company adopted ASU 2016-18 effective January 1, 2018, using a retrospective transition method to each period presented. The adoption of this ASU changed previously reported amounts in the condensed consolidated statement of cash flows for the nine months ended September 30, 2017, by decreasing the Company’s cash flows provided by financing activities by $13.9 million as compared to previously reported amounts for the prior year period.

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

Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which replaces the existing guidance for leases. The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. In July 2018, the FASB issued ASU No. 2018-11, which provides entities with an additional transition method to adopt Topic 842. ASU 2016-02 will be effective for the Company beginning in the first quarter of 2019. Using the new transition method, the Company initially applies the new lease standard at the adoption date, versus at the beginning of the earliest period presented, and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption.

Catalyst Biosciences, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) - (Continued)

The Company expects to elect this transition method at the adoption date of January 1, 2019. The Company continues to assess the effect the guidance will have on its existing accounting policies and the Consolidated Financial Statements, and expects there will be an increase in assets and liabilities on the Consolidated Balance Sheets at adoption due to the recording of right-of-use assets and corresponding lease liabilities, which is expected to be material. Refer to Note 10 — Commitments and Contingencies for information about the Company’s lease obligations.

3.	Fair Value Measurements

For a description of the fair value hierarchy and the Company’s fair value methodology, see “Part II - Item 8 - Financial Statements and Supplementary Data - Note 2 – Summary of Significant Accounting Policies” in the Company’s Annual Report. There were no significant changes in these methodologies during the nine months ended September 30, 2018.

Liabilities that are measured at fair value consist of the derivative liability associated with the redeemable convertible notes (see Note 5) and are valued using Level 3 inputs. There were no transfers in or out of Level 1, 2 or 3 during the periods presented. As of September 30, 2018 there was no derivative liability and as of December 31, 2017 the fair value of the derivative liability was immaterial.

The following tables present the fair value hierarchy for assets and liabilities measured at fair value on a recurring basis as of September 30, 2018 and December 31, 2017 (in thousands):

	September 30, 2018
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds(1)	$22,213	$—	$—	$22,213
U.S. government agency securities(2)	93,223	—	—	93,223
Agency securities(1)	—	13,648		13,648
Restricted cash (money market funds)	50	—	—	50
Total financial assets	$115,486	$13,648	$—	$129,134

(1)	Included in cash and cash equivalents on accompanying condensed consolidated balance sheets.
(2)	Included in short-term investments on accompanying condensed consolidated balance sheets and are classified as available-for-sale securities.
	December 31, 2017
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds(1)	$14,334	$—	$—	$14,334
U.S. government agency securities(3)	16,471	—	—	16,471
Restricted cash (money market funds)(2)	5,333	—	—	5,333
Agency securities(3)	—	1,500	—	1,500
Total financial assets	$36,138	$1,500	$—	$37,638

(1)	Included in cash and cash equivalents on accompanying condensed consolidated balance sheets.
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

Cash equivalents, restricted cash and short-term investments which are classified as available-for-sale securities, consisted of the following (in thousands):

September 30, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds (cash equivalents)	$22,213	$—	$—	$22,213
U.S. government agency securities	93,246		(23)	93,223
Agency securities	13,649	—	(1)	13,648
Restricted cash (money market funds)	50	—	—	50
Total financial assets	$129,158	$—	$(24)	$129,134
Classified as:
Cash and cash equivalents				$35,861
Short-term investments				93,223
Restricted cash (money market funds)				50
				$129,134

December 31, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds (cash equivalents)	$14,334	$—	$—	$14,334
U.S. government agency securities	16,474	—	(3)	16,471
Restricted cash (money market funds)	5,330	3	—	5,333
Agency securities	1,500	—	—	1,500
Total financial assets	$37,638	$3	$(3)	$37,638
Classified as:
Cash and cash equivalents				$14,334
Short-term investments				17,971
Restricted cash (money market funds)				5,333
				$37,638

There have been no material realized gains or losses on available-for-sale securities for the periods presented. The carrying amounts of cash, accounts receivable, other receivables, accounts payable, other payables and redeemable convertible notes approximate their fair values due to the short-term maturity of these instruments.

5.	Redeemable Convertible Notes

On August 19, 2015, immediately prior to the Merger, the Company issued to Targacept stockholders non-interest bearing redeemable convertible notes (the “Notes”) in the aggregate principal amount of $37.0 million, which matured on February 19, 2018. The Notes did not bear interest. The principal amount of the Notes were convertible, at the option of each noteholder, into cash or into shares of the Company’s common stock at a conversion rate of $137.85 per share. On February 19, 2018, the Notes matured, and the remaining Notes were repaid in full with cash from the restricted cash indenture and an immaterial amount were converted to common stock. The Company has no outstanding Notes remaining as of September 30, 2018.

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

As of September 30, 2018, there was no derivative liability and as of December 31, 2017, the fair value of the derivative liability was immaterial. The estimated reporting date fair value-based measurement of the derivative liability was calculated using the Black-Scholes valuation model.

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

The following table summarizes stock option activity under the Company’s equity incentive plans and related information:

	Number of Shares Underlying Outstanding Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)
Outstanding — December 31, 2017	821,741	$13.69	9.17
Options granted	564,050	$13.43
Options exercised	(7,707)	$4.63
Options expired	(15,667)	$158.94
Options canceled/forfeited	(43,315)	$7.76
Outstanding — September 30, 2018	1,319,102	$12.10	8.92
Exercisable — September 30, 2018	344,273	$19.48	8.06

Valuation Assumptions

The Company estimated the fair value of stock options granted using the Black-Scholes option-pricing formula and a single option award approach. Due to its limited history as a public company and limited number of sales of its common stock, the Company estimated its volatility considering a number of factors including the use of the volatility of comparable public companies. The expected term of options granted under the Plan, all of which qualify as “plain vanilla” per SEC Staff Accounting Bulletin 107, is determined based on the simplified method due to the Company’s limited operating history and is 5.97 years based on the average between the vesting period and the contractual life of the option. The risk-free rate is based on the yield of a U.S. Treasury security with a term consistent with the option. This fair value is being amortized ratably over the requisite service periods of the awards, which is generally the vesting period.

The fair value of employee stock options was estimated using the following weighted-average assumptions for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30,
	2018	2017
Employee Stock Options:
Risk-free interest rate	2.66%	2.02%
Expected term (in years)	5.97	5.99
Dividend yield	—	—
Volatility	93.60%	110.42%
Weighted-average fair value of stock options granted	$10.28	$3.79

Catalyst Biosciences, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) - (Continued)

Total stock-based compensation recognized was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Research and development	$161	$62	$413	$97
General and administrative(1)	541	263	1,445	459
Total stock-based compensation	$702	$325	$1,858	$556

(1)	2018 includes $0.1 million in modification stock-based compensation expense related to a Board member’s departure.

As of September 30, 2018, 1,349,818 shares of common stock were available for future grant and 1,319,102 options to purchase shares of common stock were outstanding. As of September 30, 2018, the Company had unrecognized employee stock-based compensation expense of $6.9 million, related to unvested stock awards, which is expected to be recognized over an estimated weighted-average period of 2.91 years.

2018 Employee Stock Purchase Plan

In June 2018, the Company’s stockholders approved the 2018 Employee Stock Purchase Plan (the “ESPP”). The 2018 ESPP had previously been approved by the Board and the Compensation Committee of the Board, subject to stockholder approval which became effective as of June 13, 2018. Under the ESPP, employees meeting certain specific employment qualifications are eligible to participate and can purchase shares of common stock semi-annually through payroll deductions at the lower of 85% of the fair market value of the stock at the commencement or end of the offering period. The ESPP permits eligible employees to purchase shares of common stock through payroll deductions for up to 15% of qualified compensation.

A total of 120,000 shares of common stock may be granted in accordance with the terms of the ESPP. As of September 30, 2018, no shares of common stock have been issued to employees participating in the ESPP and 120,000 shares are available for issuance under the ESPP. Compensation expense, representing the discount to the quoted market price, for the ESPP was immaterial as of September 30, 2018.

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

ISU Abxis paid the Company an up-front signing fee of $1.75 million and is obligated to pay to the Company contingent milestone-based payments on the occurrence of certain defined development events, and reimbursement for a portion of the Company’s costs relating to intellectual property filings and maintenance thereof on products. The Company is obligated to pay ISU Abxis a percentage of all net profits it receives from collaboration products if ISU Abxis makes an optional milestone payment to Catalyst.

Contract revenue of $0 and $0.3 million for the three months ended September 30, 2018 and 2017 and $0 and $0.7 million for the nine months ended September 30, 2018 and 2017, respectively, reflects (i) the amortization of the up-front fee over the estimated period of our performance obligations, which concluded in February 2018, and (ii) milestone payments received from ISU Abxis, which were recognized through February 2018, the estimated remaining period of the Company’s performance obligation under the agreement, of which the Company received $0 and $0.9 million for the nine months ended September 30, 2018 and 2017, respectively. The adoption of the new revenue standards resulted in a $0.2 million cumulative adjustment to the Company’s opening balance of accumulated deficit as of January 1, 2018. The deferred revenue balance related to the ISU Abxis collaboration was $0 and $0.2 million as of September 30, 2018 and December 31, 2017, respectively.

Catalyst Biosciences, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) - (Continued)

8.	Net Loss per Share Attributable to Common Stockholders

The following table sets forth the computation of the basic and diluted net loss per common share during the three- and nine-months ended September 30, 2018 and 2017 (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net loss attributable to common stockholders	$(7,694)	$(5,793)	$(19,218)	$(19,759)
Weighted-average number of shares used in computing net loss per share, basic and diluted	11,942,729	4,310,561	10,967,750	3,043,919
Net loss available for common stockholders per share, basic and diluted	$(0.64)	$(1.34)	$(1.75)	$(6.49)

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

	Nine Months Ended September 30,
	2018	2017
Options to purchase common stock	1,319,102	771,995
Convertible preferred stock(1)	—	1,100,000
Common stock warrants	12,039	2,053,114
Redeemable convertible notes	—	39,814
Total	1,331,141	3,964,923

(1) As of September 30, 2017, represents 5,500 shares of Series A Preferred Stock on an as converted basis to 1.1 million shares of common stock.

9.	Stockholders’ Equity

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

During the nine months ended September 30, 2018 and 2017, 3,680 and 7,850 shares of the Company’s Series A Preferred Stock were converted into 736,000 and 1,570,000 shares of common stock of the Company. As of September 30, 2018, there were no shares of Series A Preferred Stock issued and outstanding.

Catalyst Biosciences, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) - (Continued)

Warrants — In connection with the closing on April 12, 2017 of the public offering and the overallotment option, the Company issued warrants to purchase 2,070,000 shares of common stock at an exercise price of $5.50 per share. Upon their issuance, the common stock warrants were determined to be equity instruments under ASC 480 and ASC 815-40. The net proceeds allocated to the warrants on a relative fair value basis resulted in $5.0 million being allocated to the warrants. As of September 30, 2018, the Company has no warrants outstanding associated with this offering.

The following is a summary of warrant activity for the nine months ended September 30, 2018:

	Number of Shares	Weighted Average
	Underlying Warrants	Exercise Price
Outstanding — December 31, 2017	1,751,708	$6.46
Exercised	(1,735,419)	$5.50
Forfeited	(4,250)	$5.50
Outstanding —September 30, 2018	12,039	$145.11

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

Pfizer

Pursuant to the termination agreement entered on December 8, 2016, in connection with the termination of a prior license and development agreement, Pfizer granted the Company an exclusive license to Pfizer’s proprietary rights for manufacturing materials and processes that apply to engineered Factor VIIa, CB 813a and marzeptacog alfa (activated) (“MarzAA”). Pfizer also transferred to the Company the IND application and documentation related to the development, manufacturing and testing of the Factor VIIa products as well as the orphan drug designation. The Company agreed to make contingent cash payments to Pfizer in an aggregate amount equal to up to $17.5 million, payable upon the achievement of clinical, regulatory and commercial milestones. Following commercialization of any covered product, Pfizer would also receive a single-digit royalty on net product sales on a country-by-country basis for a predefined royalty term. During the nine months ended September 30, 2018, the Company paid Pfizer a $1 million milestone payment based on the dosing of the first patient in the ongoing Phase 2 study, recorded as a R&D expense.

Manufacturing Agreements

On May 20, 2016, the Company signed a development and manufacturing services agreement with AGC Biologics, Inc. (“AGC”), formerly known as CMC ICOS Biologics, Inc., pursuant to which AGC will conduct manufacturing development and, together with AGC the Company has successfully manufactured MarzAA for the Phase 2 portion of a planned Phase 2/3 clinical trial. The Company has agreed to a total of $3.8 million in payments to AGC pursuant to the initial statement of work under the Agreement, subject to completion of applicable work stages. As of September 30, 2018, the Company has $0.3 million in payment obligations to AGC remaining under the initial statement of work for MarzAA and $0.3 million in accrued liabilities.

On February 21, 2018, the Company and AGC entered into a new statement of work under the development and manufacturing services agreement dated May 20, 2016, between the Company and AGC. Under the new statement of work, the Company has engaged AGC for the process transfer and commercial scale cGMP manufacturing of Dalcinonacog alfa (“DalcA”) (formerly CB 2679d/ISU304), Catalyst’s next-generation engineered coagulation Factor IX being developed for the treatment of severe hemophilia B. The Company has agreed to a total of approximately $5.6 million in payments pursuant to the new statement of work, including the commercial scale manufacturing of DalcA, subject to completion of applicable work stages. As of September 30, 2018, the Company has $3.9 million in payment obligations to AGC remaining under the initial statement of work for DalcA.

Catalyst Biosciences, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) - (Continued)

Operating Leases

The Company leases office and research space under operating leases that expired in February 2018. In November 2017, the Company entered into a new office lease agreement to lease approximately 8,606 rentable square feet of space located in South San Francisco, California. The term of the lease is five years and two months, starting February 16, 2018. The Company relocated its corporate headquarters into this new space in February 2018. On August 10, 2018, the Company entered into an amendment to the existing office lease agreement to lease an additional approximately 4,626 rentable square feet and will be coterminous with the original lease term above.

Future minimum annual lease payments under all non-cancelable operating leases as of September 30, 2018, were as follows (in thousands):

Minimum Lease Payments
Remaining in 2018	$122
2019	563
2020	580
2021	598
2022	616
2023	209
Total future minimum lease payments	$2,688

11.     Related Parties

On October 24, 2017 the Company announced a strategic research collaboration with Mosaic Biosciences, Inc. (“Mosaic”) to develop intravitreal anti-complement factor 3 (C3) products for the treatment of dry age-related macular degeneration (“AMD”) and other retinal diseases. According to the agreement, the Company and Mosaic will co-fund the research. Dr. Usman, our Chief Executive Officer and a member of our board of directors, and Mr. Lawlor, the chairman of our board of directors, are also members of the board of directors of Mosaic. Expenses related to the collaboration were $0.5 million and $0 for the three months ended September 30, 2018 and 2017 and $0.9 million and $0 for the nine months ended September 30, 2018 and 2017, respectively.

12.     Interest and Other Income

The following table shows the detail of interest and other income/(expense), net for the three- and nine-month periods ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Interest income	$652	$85	$1,539	$185
Loss on disposal of property and equipment	—	—	(116)	—
Other income, net	(1)	—	1,497	—
Total interest and other income, net	$651	$85	$2,920	$185

Total other income of $1.5 million for the nine months ended September 30, 2018, reflects milestone payments received under an agreement associated with neuronal nicotinic receptor (“NNR”) assets sold in 2016.

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

Overview

We are a clinical-stage biopharmaceutical company focused on developing novel medicines to address serious medical conditions for individuals who need new or better treatment options. We are focusing our product development efforts in the field of hemostasis (the process that regulates bleeding) and have a mission to develop valuable therapies for individuals with hemophilia. We used a scientific approach to engineer several protease-based therapeutic candidates that regulate blood clotting.

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

As of September 30, 2018, five subjects had been enrolled with a median annualized bleed rate (“ABR”) of 17.9 (Range 12.2-26.7). One subject had revoked consent after a single intravenous dose. Two subjects with ABRs of 16.6 and 15.9, respectively, had completed the study with no bleeding at 30 µg/kg for 50 and 44 days, respectively, for calculated ABRs equal to zero. One subject with an ABR of 26.7 experienced a bleed on Day 46 days at 30 µg/kg and was then dose-escalated to 60 µg/kg for 50 days, for a calculated ABR equal to 3.8. This subject experienced a bleed 16 days after dosing termination. One subject with untreated severe hypertension experienced a fatal serious adverse event that was not related to study drug on day 11. Pharmacokinetics analysis has shown that MarzAA’s half-life of 3.5 hours when dosed intravenously was increased to a half-life of 9.5 hours after subcutaneous dosing. No anti-drug antibodies to MarzAA, injection site reactions or thrombotic events have been detected to date. We anticipate completion of enrollment in the Phase 2 trial by the end of this year.

Our next most advanced hemophilia program, a next-generation engineered coagulation Factor IX, Dalcinonacog alfa (“DalcA”) (formerly CB 2679d/ISU304), has completed enrollment of the originally planned five cohorts of a Phase 1/2 subcutaneous dosing trial in South Korea, that evaluated the safety and efficacy of DalcA in individuals with severe hemophilia B, sponsored by our collaborator, ISU Abxis. The objective of this study was to demonstrate the feasibility of increasing Factor IX activity trough levels from ~1% (severe hemophilia) to >12% (mild hemophilia with a reduced chance of spontaneous joint bleeds) with daily subcutaneous injections. DalcA has been granted orphan drug designation by the FDA and orphan medicinal product designation by the Committee for Orphan Medicinal Products (“COMP”) of the European Commission (“EC”). ISU Abxis initiated this trial in June 2017 and top line data was presented on February 9, 2018. Data from Cohorts 1 through 3 (three subjects in each cohort) showed that a single subcutaneous dose of either 70 or 140 IU/kg three days after a single intravenous dose of 70 IU/kg significantly increased the half-life of DalcA to 98.7 hours, equivalent to the half-life of extended-half-life intravenous agents. Cohort 4 was omitted as we observed sufficient activity of DalcA in cohorts 2 and 3.

In cohort 5, five subjects were dosed daily for six days with a subcutaneous dose of 140 IU/kg without an intravenous loading dose. We observed increased Factor IX activity levels in all five subjects from very low levels after washout of prior therapy to a median Factor IX activity level of 16% (range 11.5-18%), that is well into the mild hemophilia range (5-40%) and is higher than a level required to prevent spontaneous hemarthrosis, which is greater than 12%. According to the World Federation of Hemophilia, patients with Factor IX levels between 5% and 40% are considered to have mild hemophilia. The observed increase in Factor IX activity levels after daily dosing in cohort 5 was linear, indicating that continued subcutaneous dosing may achieve high-mild hemophilia Factor IX clotting activity.

Terminal subcutaneous half-life was 63.2 hours for subjects in cohort 5 (interquartile range 60.2-64 hours) with the result that activity levels were still 4-6.4%, 5 days after the last dose. During the originally planned cohorts no inhibitors to DalcA or Factor IX had been detected. One subject had moderate adverse events of pain, erythema and redness after the first 2 injections and mild rating after subsequent injections. Other subjects in cohort 5 reported some of these adverse events, mainly with initial injections. Two subjects had bruising after injection when Factor IX activity levels were low that did not occur with subsequent injections as Factor IX activity levels rose.

In April 2018, the Korean Ministry of Food and Drug Safety (“MFDS”) approved the addition of a sixth cohort to the Phase 1/2 trial of DalcA in individuals with severe hemophilia B following positive data from the multi-dose cohort 5. Each individual received a single intravenous loading dose of 70 IU/kg, followed by nine daily subcutaneous doses of 140 IU/kg DalcA. The loading dose was administered 30 minutes before the first subcutaneous dose. The study is being conducted in South Korea in coordination with the Company’s collaborator ISU Abxis.

As of September 30, 2018, ISU Abxis enrolled two patients out of a planned three to five in cohort 6 and DalcA has shown promising efficacy in both. During the treatment period, Factor IX activity levels always remained above 20% after the intravenous loading dose in both patients. The first patient then had a progressive increase in trough Factor IX activity level to 34% and the second patient achieved a trough activity level of 31%. However, both subjects in cohort 6 developed neutralizing antibodies (“nAbs”) to DalcA and a reduction in Factor IX activity levels was observed. Blood testing revealed that the nAb was transient in one subject and was below the level of quantification at a follow up visit. The nAb in the second subject fell below 1 Bethesda Unit (“BU”) at a follow up visit. A BU reflects the percentage reduction in Factor IX activity from the standard control of 100%, with 1 BU being 50% reduction; 2 BU being 75% reduction and 3 BU being 87.5% reduction. Importantly, from a safety perspective, the absence of binding to wildtype Factor IX allowed both patients to successfully resume treatment with their prescribed intravenous Factor IX prophylaxis therapies. Prior to cohort 6, no DalcA neutralizing antibodies had been detected in any of the patients treated with DalcA, including both patients in cohort 6 who had also participated in cohort 5. Subsequent to the detection of the nAbs, the investigator treating the two subjects determined that these subjects were cousins and had the identical Factor IX gene defect, however their human leukocyte antigen (“HLA”) profiles were different. The HLA system is a gene complex encoding major histocompatibility complex (“MHC”) proteins in humans. These cell-surface proteins are responsible for the regulation of the immune system in humans and allow the immune system to identify foreign proteins within the body. HLA type determines the range of possible immune responses to exogenous proteins and whether antibodies can be made. Studies in hemophilia A show that certain HLA alleles are associated with an increased occurrence of antibody formation.

We are conducting an analysis to assess the cause and impact of the antibody observations prior to deciding whether to initiate a Phase 2b study. To date we have completed several analyses to assess the immunogenicity risk of DalcA, or the risk that DalcA will cause patients to generate antibodies against it:

•

A computer based, in silico, immunogenicity assessment compared DalcA’s amino acid sequence with the BeneFIX® amino acid sequence, (a wild-type Factor IX marketed by Pfizer), to test if DalcA has a heightened immunogenicity profile. The result was that DalcA’s in silico immunogenicity risk profile is similar to that of BeneFIX. The test results also predicted that the portions of the molecule most likely to trigger any antibody response were the same for DalcA and BeneFIX. According to this in silico assessment, the overall immunogenicity risk for antibodies developing against DalcA is minimal and comparable with BeneFIX.

•

A Dendritic Cell (DC) T cell assay was completed to assess if DalcA’s whole protein drug product and formulation induces CD4+ T cell proliferation, as a measure of anti-drug responses and immunogenicity risk. The study compared DalcA to BeneFIX, both in their respective drug product formulation buffers. The DC-T cell assay was conducted on a panel of cells from 52 donors having HLA allele frequencies consistent with expectations within the global population. The result was that DalcA’s DC-T cell immunogenicity risk profile is comparable to BeneFIX. Both DalcA and BeneFIX demonstrated comparably low immunogenicity risk. There was minimal response from the drug product formulation buffer alone.

•

A MHC-associated peptide proteomics (“MAPPS”) assay was used to directly identify the peptides that are presented by antigen-presenting cells to T cells when loaded with the DalcA drug product or BeneFIX to test if the DalcA molecule in the therapeutic formulation is more immunogenic than BeneFIX. A panel of cells from 12 donors were evaluated having HLA allele frequencies consistent with expectations within the global population. The result showed that the immunogenicity risk profile of DalcA as evaluated by the MAPPS assay is comparable with BeneFIX. Both DalcA and BeneFIX presented the same unique set of peptide fragments and at comparable frequency. One peptide, covering one amino acid that is in DalcA but not in BeneFIX, presented at a low frequency for both DalcA (1/12) and the BeneFIX comparator (2/12). All other presented peptides did not cover any sequences that differ between DalcA and BeneFIX.

•

To assess if the DalcA drug product quality induces an increased immunogenicity risk, the DalcA drug product was compared to BeneFIX in a panel of release tests, including physicochemical and extended protein characterization analyses and host cell protein content analysis. The analytical testing and extended characterization showed that DalcA product quality attributes (potency, purity, identity, concentration and strength) are acceptable and comparable to both BeneFIX and RIXUBIS® (marketed by Shire).

The following activities and analysis to assess the cause and impact of the antibody observations are ongoing:

•

To test if the specific amino acid differences between DalcA and BeneFIX lead to an increased immunogenicity risk, a Dendritic Cell (“DC”) T cell assay will be used to identify whether sequences of DalcA can potentially elicit CD4+ T cell proliferation, a measure of anti-drug responses and immunogenicity risk. In this study the immunogenicity risk profile of peptides covering the three DalcA amino acid differences between DalcA and BeneFIX will be compared using a panel of cells from 52 donors having HLA allele frequencies consistent with expectations within the global population.

•

To test if the DalcA drug product formulation may induce injection site reactions that might increase the immunogenicity risk, the therapeutic formulation of DalcA will be evaluated for inducing injection site reactions in a series of non-human primate studies.

•

The two subjects who developed a neutralizing antibody were shown to have the same rare Factor IX genotype, but different HLA types. An analysis of the relevance of HLA types to immunogenicity risk is ongoing. HLA and genotyping is being carried out on the subjects exposed to DalcA who provide their consent. The identified HLA types will be evaluated to see if certain HLA and Factor IX genotypes have an increased risk of immunogenicity to DalcA.

•

Various constructs of the DalcA molecule with single and double substitutions are being produced to map the binding epitope of the observed neutralizing antibodies to test which amino acid(s) form the epitope(s) on DalcA for the observed neutralizing antibodies.

•

A DC-T cell assay will be used to assess whether furin contained in the DalcA drug product induces CD4+ T cell proliferation as a measure of anti-drug responses and immunogenicity risk. In this study furin alone, as well as, current DalcA drug product will be compared with new DalcA drug product in a DC-T assay using a panel of cells from 52 donors having HLA allele frequencies consistent with expectations within the global population to test whether furin in the DalcA manufacturing process leads to an increased immunogenicity risk.

We are planning to provide further updates on these analyses later in 2018. We may also conduct additional non-clinical tests of DalcA. Once our testing is complete, we will make a determination whether to resume clinical trials of DalcA, and there can be no assurance we will do so.

The enhanced potency of MarzAA and DalcA compared with existing treatment options may allow for effective subcutaneous prophylactic treatment of individuals with hemophilia A or B with an inhibitor or individuals with hemophilia B, respectively, especially in children, and may deliver substantially better outcomes for individuals with hemophilia.

We believe that subcutaneous dosing of our next-generation coagulation factors may result in progressive increases in activity levels until they reach a stable therapeutic target range in the blood. Conversely, dosing by intravenous infusions results in high initial factor activity levels in the blood followed by a rapid fall off in factor activity levels to a low trough level resulting in higher bleeding risk. Stable and higher factor levels could potentially yield a significant improvement in outcomes and have the added benefit of convenience over competing intravenous therapeutics, particularly when administered to children, and where venous access is challenging.

Based on industry reports and company reported sales, we estimate the 2018 global market opportunity for MarzAA and DalcA to be approximately $2.2 billion and $1.2 billion, respectively. Annual worldwide sales in 2017 for FDA-approved recombinant protease products for individuals with hemophilia A or B and an inhibitor were approximately $1.5 billion and approximately $2.2 billion when including prothrombin complex concentrate products. We remain focused on advancing MarzAA through Phase 2/3 and continuing to evaluate DalcA for potential Phase 2b and Phase 3 clinical trials.

We also have several engineered Factor Xa proteases that have demonstrated efficacy in several preclinical models and have the potential to be used as a universal procoagulant. We have delayed initiating further work on our Factor Xa therapeutic program at this time to focus our efforts on the Factor VIIa and Factor IX clinical programs.

Finally, we have also developed novel protease molecules that target the complement cascade, a series of naturally occurring molecular processes that play a central role in the body’s inflammatory and immune response. We continue to explore potential licensing opportunities for our dry AMD anti-complement program.

In October 2017, we announced a strategic research collaboration with Mosaic Biosciences, Inc., a related party, to develop intravitreal anti-complement factor 3 products for the treatment of dry AMD and other retinal diseases. The transaction was reviewed by disinterested members of our board of directors and approved by our audit committee. Expenses related to the collaboration were $0.5 million and $0 for the three months ended September 30, 2018 and 2017 and $0.9 million and $0 for the nine months ended September 30, 2018 and 2017, respectively.

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

In September 2013, we signed a license and collaboration agreement with ISU Abxis pursuant to which we licensed our proprietary human Factor IX products to ISU Abxis for initial development in South Korea. Under the agreement, ISU Abxis was responsible for manufacturing, preclinical development activities and clinical development through the completion of cohort five of a proof-of-concept Phase 1/2 study in individuals with hemophilia B that was conducted in South Korea. We funded cohort six and we have the sole rights and responsibility for worldwide development, manufacture, and commercialization of Factor IX products after Phase 1/2 development. ISU Abxis may exercise its right of first refusal to acquire commercialization rights in South Korea, in which case they would be entitled to profit sharing on worldwide sales. ISU Abxis paid us an up-front fee of $1.75 million and is obligated to pay to us contingent milestone-based payments on the occurrence of certain defined development events, of which two have been achieved as of September 30, 2018. Collaboration and license revenue related to the ISU Abxis agreement was $0 and $0.3 million during the three months ended September 30, 2018 and 2017 and $0 and $0.7 million for the nine months ended September 30, 2018 and 2017, respectively, reflects (i) the amortization of the up-front fee over the estimated period of our performance obligations, which concluded in February 2018, and (ii) milestone payments received from ISU Abxis, which were recognized through February 2018, the estimated remaining period of the Company’s performance obligation under the agreement, of which the Company received $0 and $0.9 million for the nine months ended September 30, 2018 and 2017, respectively. The adoption of the new revenue standards resulted in a $0.2 million cumulative adjustment to the Company’s opening balance of accumulated deficit as of January 1, 2018. We had no more deferred revenue balance as of September 30, 2018 related to the ISU Abxis collaboration.

We have never been profitable and have incurred significant operating losses in each year since inception. Our net losses were $7.7 million and $5.8 million for the three months ended September 30, 2018 and 2017 and $19.2 million and $15.8 million for the nine months ended September 30, 2018 and 2017, respectively. As of September 30, 2018, we had an accumulated deficit of $192.5 million. Substantially all our operating losses resulted from expenses incurred in our research and development programs and from general and administrative costs associated with our operations.

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

Financial Operations Overview

Contract Revenue

We enter into collaboration arrangements that may include the receipt of payments for up-front license fees, success-based milestone payments, full time equivalent based payments for research services, product supplies, and royalties on any future sales of commercialized products that result from the collaborations. We have not generated any revenue from commercial product sales to date. ISU Abxis represents 100% of our total contract revenue for the three- and nine-months ended September 30, 2018 and 2017.

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

Research and development expenses consist primarily of the following:

•	employee-related expenses, which include salaries, benefits and stock-based compensation;
•	laboratory and vendor expenses, including payments to consultants, related to the execution of preclinical, non-clinical, and clinical studies;
•	the cost of acquiring and manufacturing preclinical and clinical materials and developing manufacturing processes;
•	The cost of acquiring comparator drugs for our research studies;
•	clinical trial expenses, including costs of third-party clinical research organizations;
•	performing toxicity studies; and
•	facilities and other allocated expenses, which include direct and allocated expenses for rent and maintenance of facilities, depreciation and amortization expense and other supplies.

The following table summarizes our research and development expenses during the three- and nine-months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Personnel costs	$1,232	$563	$3,019	$1,318
Preclinical research	1,193	651	2,276	1,487
Clinical manufacturing	2,917	2,401	7,388	5,948
Facility and overhead	233	190	552	533
Total research and development expenses	$5,575	$3,805	$13,235	$9,286

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

We expect our aggregate research and development expenses will increase during the next few quarters as we continue the preclinical, manufacturing and clinical development of our product candidates in the United States, particularly the manufacturing and clinical development costs of MarzAA and DalcA. While ISU has previously been responsible for clinical and development expenses for DalcA under our agreement with them, their funding obligations have expired and we are assuming responsibility for these expenses in the future.

On May 20, 2016, we signed a development and manufacturing services agreement with AGC Biologics, Inc. (“AGC”), formerly known as CMC ICOS Biologics, Inc., pursuant to which AGC will conduct manufacturing development of agreed upon product candidates. We will own all intellectual property developed in such manufacturing development activities that are specifically related to our product candidates and will have a royalty-free and perpetual license to use AGC’s intellectual property to the extent reasonably necessary to make these product candidates, including commercial manufacturing. In 2016 we commenced manufacturing activities for MarzAA, and together with AGC we have successfully manufactured MarzAA for the Phase 2 portion of a planned Phase 2/3 clinical trial. In February 2018 we entered into a statement of work for AGC for process transfer and clinical scale manufacturing of DalcA.

We have agreed to a total of $3.8 million in payments to AGC pursuant to the initial statement of work for MarzAA under the Agreement, and an additional $5.6 million for the statement of work for DalcA, in each case subject to completion of applicable work stages. In the event that clinical manufacturing batches need to be cancelled or rescheduled, we would be obligated to pay for a portion of AGC’s manufacturing fees less certain fees that AGC is able to mitigate. The initial term of the agreement is ten years or, if later, until all stages under outstanding statements of work have been completed. Either party may terminate the agreement in its entirety upon written notice of a material uncured breach or upon the other party’s bankruptcy, and we may terminate the agreement upon prior notice for any reason. In addition, each party may terminate the agreement in the event that the manufacturing development activities cannot be completed for technical or scientific reasons. As of September 30, 2018, we have $0.3 million in payment obligations to AGC remaining under the initial statement of work for MarzAA and $3.9 million in payment obligations related to DalcA.

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

Results of Operations

The following tables set forth our results of operations data for the periods presented (in thousands):

	Three Months Ended September 30,
	2018	2017	Change ($)	Change (%)
Contract revenue	$—	$318	$(318)	(100)%
Operating expenses:
Research and development	5,575	3,805	1,770	47%
General and administrative	2,770	2,391	379	16%
Total operating expenses	8,345	6,196	2,149	35%
Loss from operations	(8,345)	(5,878)	(2,467)	42%
Interest and other income	651	85	566	666%
Net loss	$(7,694)	$(5,793)	$(1,901)	33%

	Nine Months Ended September 30,
	2018	2017	Change ($)	Change (%)
Contract revenue	$6	$700	$(694)	(99)%
Operating expenses:
Research and development	13,235	9,286	3,949	43%
General and administrative	8,909	7,407	1,502	20%
Total operating expenses	22,144	16,693	5,451	33%
Loss from operations	(22,138)	(15,993)	(6,145)	38%
Interest and other income	2,920	185	2,735	1478%
Net loss	$(19,218)	$(15,808)	$(3,410)	22%

Contract Revenue

Contract revenue was $0 and $0.3 million during the three months ended September 30, 2018 and 2017, a decrease of $0.3 million, or 100%. The decrease was due primarily to the decrease in revenue recognition under our collaboration with ISU Abxis that concluded in February 2018.

Contract revenue was $0 and $0.7 million during the nine months ended September 30, 2018 and 2017, a decrease of $0.7 million, or 100%. The decrease was due primarily to the adoption of the new revenue standards which resulted in a $0.2 million cumulative adjustment to our opening balance of accumulated deficit as of January 1, 2018 and $0.5 million decrease in revenue recognized in 2018 under our collaboration with ISU Abxis that concluded in February 2018.

Research and Development Expenses

Research and development expenses were $5.6 million and $3.8 million during the three months ended September 30, 2018 and 2017, respectively, an increase of $1.8 million, or 47%. The increase was due primarily to an increase of $0.7 million in personnel-related costs, $0.6 million related to preclinical third-party research and development service contracts and $0.5 million related to manufacturing expenses for MarzAA and DalcA.

Research and development expenses were $13.2 million and $9.3 million during the nine months ended September 30, 2018 and 2017, respectively, an increase of $3.9 million, or 43%. The increase was due primarily to an increase $1.7 million in personnel-related costs, $1.4 million related to manufacturing expenses for MarzAA and DalcA and $0.8 million related to preclinical third-party research and development service contracts.

General and Administrative Expenses

General and administrative expenses was $2.8 million and $2.4 million during the three months ended September 30, 2018 and 2017, respectively, an increase of $0.4 million, or 16%. The increase was due primarily to an increase of $0.2 million in personnel-related costs and $0.2 million in professional service costs.

General and administrative expenses was $8.9 million and $7.4 million during the nine months ended September 30, 2018 and 2017, respectively, an increase of $1.5 million, or 20%. The increase was due primarily to an increase of $1.6 million in personnel-related costs, partially offset by a $0.1 million decrease in facilities and overhead.

Interest and Other Income

Interest and other income was $0.7 million and $0.1 million during the three months ended September 30, 2018 and 2017, respectively, an increase of $0.6 million, or 666%. The increase was due primarily to an increase of $0.6 million in investment and dividend income.

Interest and other income was $2.9 million and $0.2 million during the nine months ended September 30, 2018 and 2017, respectively, an increase of $2.7 million, or 1478%. The increase was due primarily to a $1.5 million net gain related to milestone payments received under an agreement associated with NNR assets sold in 2016 and an increase of $1.3 million in investment and dividend income, partially offset by a loss of $0.1 million in 2018 on the disposal of assets related to our headquarters move.

Recent Accounting Pronouncements

Accounting Pronouncements Recently Adopted

In November 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-18, Restricted Cash, which requires amounts generally described as restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the total beginning and ending amounts for the periods shown on the statement of cash flows. We adopted ASU 2016-18 effective January 1, 2018, using a retrospective transition method to each period presented. The adoption of this ASU changed previously reported amounts in the condensed consolidated statement of cash flows for the nine months ended September 30, 2017, by decreasing our cash flows from financing activities by $13.6 million as compared to previously reported amounts for the prior year period.

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

Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which replaces the existing guidance for leases. The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. In July 2018, the FASB issued ASU No. 2018-11, which provides entities with an additional transition method to adopt Topic 842. ASU 2016-02 will be effective for us beginning in the first quarter of 2019. Using the new transition method, we will initially apply the new lease standard at the adoption date, versus at the beginning of the earliest period presented, and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption.

We expect to elect this transition method at the adoption date of January 1, 2019. We continue to assess the effect the guidance will have on our existing accounting policies and the Consolidated Financial Statements, and we expect there will be an increase in assets and liabilities on the Consolidated Balance Sheets at adoption due to the recording of right-of-use assets and corresponding lease liabilities, which is expected to be material.

Liquidity and Capital Resources

As of September 30, 2018, we had $129.2 million of cash, cash equivalents and short-term investments, a $19.2 million net loss and $19.5 million cash used in operating activities for the nine months ended September 30, 2018. We have an accumulated deficit of $192.5 million as of September 30, 2018. Our primary uses of cash are to fund operating expenses, including research and development expenditures and general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in its outstanding accounts payable and accrued expenses.

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

We believe that our existing capital resources, including cash, cash equivalents and short-term investments will be sufficient to meet our projected operating requirements for at least the next 12 months from the date of this filing. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. We plan to continue to fund losses from operations and capital funding needs through future equity and/or debt financings, as well as potential additional asset sales, licensing transactions, collaborations or strategic partnerships with other companies. The sale of additional equity or convertible debt could result in additional dilution to our stockholders. The incurrence of indebtedness would result in debt service obligations and could result in operating and financing covenants that would restrict our operations. Licensing transactions, collaborations or strategic partnerships may result in us relinquishing valuable rights. We can provide no assurance that financing will be available in the amounts we need or on terms acceptable to us, if at all. If we are not able to secure adequate additional funding we may be forced to delay, make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, and/or suspend or curtail planned programs. Any of these actions could materially harm our business.

The following table summarizes our cash flows for the periods presented (in thousands):

	Nine Months Ended September 30,
	2018	2017
Cash used in operating activities	$(19,542)	$(13,623)
Cash used in investing activities	(75,476)	(9,677)
Cash provided by financing activities	111,261	10,143
Net increase in cash, cash equivalents and restricted cash	$16,243	$(13,157)

Cash Flows from Operating Activities

Cash used in operating activities for the nine months ended September 30, 2018 was $19.5 million, due primarily to a net loss of $19.2 million, the change in our net operating assets and liabilities of $2.4 million due primarily to a $2.4 million increase in prepaid expenses related to manufacturing and clinical trials of our Factor VIIa and Factor IX programs and $0.4 million decrease in accounts payable, partially offset by a $0.2 million increase in accrued compensation and other accrued liabilities and $0.2 million increase in deferred rent. Non-cash charges of $1.9 million were recorded for stock-based compensation, $0.1 million depreciation and amortization and a $0.1 million for loss on the disposal of assets.

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

Cash Flows from Investing Activities

Cash used in investing activities for the nine months ended September 30, 2018 was $75.5 million, due primarily to $135.6 million in purchases of investments and $0.2 million in purchases of property and equipment, partially offset by $60.3 million in proceeds from maturities of investments.

Cash provided by investing activities for the nine months ended September 30, 2017 was $9.7 million, due primarily to $16.5 million in purchases of investments, partially offset by $6.8 million in proceeds from maturities of investments.

Cash Flows from Financing Activities

Cash provided by financing activities for the nine months ended September 30, 2018 was $111.3 million, due primarily to $106.8 million in net proceeds from the issuance of common stock related to our underwritten public offering in February 2018, $9.5 million in proceeds from the exercise of common stock warrants and $0.1 million in proceeds from the exercise of stock options, partially offset by payments of $5.1 million related to the maturity and redemption of the remaining redeemable convertible notes.

Cash provided by financing activities for the nine months ended September 30, 2017 was $10.1 million, due primarily to $18.6 million in net proceeds from the issuance of preferred stock, common stock and warrants related to our underwritten public offering in April 2017, $5.3 million in net proceeds from issuance of common stock in Capital on DemandTM transactions and $0.2 million in proceeds from the exercise of common stock warrants, partially offset by payments of $13.9 million related to the redemption of some of the redeemable convertible notes.

Contractual Obligations

The following table summarizes our fixed contractual obligations as of September 30, 2018 (in thousands):

	Payments due by period
	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Contractual Obligations:
Operating lease obligations(1)	$544	$1,169	$975	$—	$2,688
AGC Manufacturing obligations(2)	1,548	2,325	—	—	3,873
Total contractual obligations(3)	$2,092	$3,494	$975	$—	$6,561

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

Effective January 1, 2018, we adopted the new revenue standards using the modified retrospective method through a cumulative adjustment to equity, which resulted in an immaterial $0.2 million decrease to our opening balance of accumulated deficit as of January 1, 2018. See Recent Accounting Pronouncements above for effects of adoption on our condensed consolidated statement of operations for the nine months ended September 30, 2018 and on our consolidated balance sheet as of December 31, 2017.

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

However, because of the short-term nature of the instruments in our portfolio, a sudden change in market interest rates would not be expected to have a material impact on the fair market value of our investment portfolio. As of September 30, 2018, we had cash and cash equivalents and short-term investments of $129.2 million, which consisted of bank deposits and money market funds and short-term investments of $93.2 million. Accordingly, we do not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our investment portfolio.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2018, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified during the three months ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We are a clinical-stage biotechnology company, and we have not yet generated significant revenues. We have incurred net losses in each year since our inception in August 2002, including net losses of $21.6 million and $16.9 million for the years ended December 31, 2017 and 2016, respectively, and $19.2 million and $15.8 million for the nine months ended September 30, 2018 and 2017, respectively. As of September 30, 2018, we had an accumulated deficit of $192.5 million.

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

We have devoted most of our financial resources to research and development, including our preclinical development activities. We expect to continue to incur significant expenses and operating losses over the next several years. Our operating losses may fluctuate significantly from quarter to quarter and year to year. We are expected to continue to incur significant expenses and increasing operating losses for at least the next several years, and our expenses will increase substantially if and as we:

•	continue clinical development of marzeptacog alfa (activated) (“MarzAA”);
•	continue clinical development of Dalcinonacog alfa (“DalcA”) (formerly CB 2679d/ISU304);
•	further develop the manufacturing process for our product candidates;
•	attract and retain skilled personnel;
•	seek regulatory and marketing approvals for any of our product candidates that successfully complete clinical studies;
•	establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain marketing approval;
•	seek to identify and validate additional product candidates;
•	acquire or in-license other product candidates and technologies;
•	make milestone or other payments under collaboration agreements, or any in-license agreements;
•	maintain, protect and expand our intellectual property portfolio;
•	create additional infrastructure to support operations as a public company and our product development and planned future commercialization efforts; and
•	experience any delays or other issues with any of the above.

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

Further, in connection with an initial statement of work under the Development and Manufacturing Agreement that we have entered into with AGC Biologics, Inc. (“AGC”), formerly known as CMC ICOS Biologics, Inc., we have agreed to a total of $3.8 million in payments to AGC, of which $3.5 million has been paid as of September 30, 2018, subject to the completion of work relating to the manufacturing development of MarzAA. We have also agreed to pay AGC approximately $5.6 million the process transfer and commercial scale cGMP manufacturing of DalcA, Catalyst’s next-generation engineered coagulation Factor IX being developed for the treatment of severe hemophilia B of which $1.7 million has been paid as of September 30, 2018. See “Note 10 – Commitments and Contingencies” in this Quarterly Report on Form 10-Q.

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

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is expensive. We expect our research and development expenses to increase with our ongoing activities, particularly activities related to the continued clinical development of MarzAA and DalcA, including clinical efficacy trials for each compound. We believe that our available cash will be sufficient to fund our operations at for at least the next 12 months from the date of this Quarterly Report on Form 10-Q. However, we may need to raise substantial additional capital to complete the development and commercialization of MarzAA, DalcA, and depending on the availability of capital, may need to delay development of some of our product candidates.

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

Because successful development of our product candidates is uncertain, we are unable to estimate the actual funds required to complete research and development and commercialize our products under development. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

•	the initiation, progress, timing, costs and results of clinical trials for our product candidates in hemophilia, including MarzAA and DalcA;
•	the number and characteristics of product candidates that we pursue;
•	the terms and timing of any future collaboration, licensing or other arrangements that we may establish;
•	the outcome, timing and cost of regulatory approvals;
•	the cost of obtaining, maintaining, defending and enforcing intellectual property rights, including patent rights;
•	the effect of competing technological and market developments;
•	the cost and timing of completing outsourced manufacturing activities;
•	market acceptance of any product candidates for which we may receive regulatory approval;
•	the cost of establishing sales, marketing and distribution capabilities for any product candidates for which we may receive regulatory approval; and
•	the extent to which we acquire, license or invest in businesses, products or technologies.

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

Risks related to the discovery, development and commercialization of our product candidates

* We are substantially dependent upon the success of MarzAA and DalcA.

The failure of MarzAA or DalcA to achieve successful clinical trial endpoints, delays in clinical development, unanticipated adverse side effects, the cessation of clinical development or any other adverse developments or information related to MarzAA or DalcA would significantly harm our business, its prospects and the value of the company’s common stock. We expect to complete enrollment of the Phase 2 portion of a Phase 2/3 subcutaneous dosing trial of MarzAA in individuals with hemophilia A and B inhibitors this year. We may also advance DalcA into a Phase 2b study, although there is no assurance we will do so. In Cohort 6 of the Phase 1/2 subcutaneous dosing trial of DalcA, two patients developed neutralizing antibodies (nAbS) to DalcA. These antibodies bind to DalcA and furin, a manufacturing constituent, but not to wildtype Factor IX. Further analysis of these antibody responses is underway. The DalcA Phase 2b study may not proceed if we determine, based on the analysis of the cause of the nAbs or other factors, that continued development of DalcA is not warranted. There is no guarantee that the results of further clinical trials of MarzAA or DalcA, if they occur, will be positive or will not generate unanticipated safety concerns. The Phase 1 clinical trial of MarzAA was a single-dose escalation trial that would not, compared to multi-dose trials, be expected to exclude the possibility of an immunological response to MarzAA in individuals who received the product candidate. While so far none of the patients in the Phase 2/3 subcutaneous dosing trial of MarzAA developed any inhibitory antibodies, there can be no assurance that such antibodies will not be observed in the future. If neutralizing antibodies or other antibodies generated by patients receiving either MarzAA or of DalcA lead to concerns about patient safety, the long-term efficacy, or commercial viability of either product candidate, development of such product candidate could be halted. Even if the trials of MarzAA and DalcA are positive, each product candidate may require substantial additional trials and other testing before being approved for marketing.

MarzAA and DalcA are not expected to be commercially available in the near term, if at all. Further, the commercial success of each product candidate will depend upon its acceptance by physicians, patients, third-party payors and other key decision-makers as a therapeutic and cost-effective alternative to currently available products. If we are unable to successfully develop, obtain regulatory approval for and commercialize MarzAA and DalcA, our ability to generate revenue from product sales will be significantly delayed and our business will be materially and adversely affected, and we may not be able to earn sufficient revenues to continue as a going concern.

Even if the FDA or other regulatory agency approves MarzAA or DalcA, the approval may impose significant restrictions on the indicated uses, conditions for use, labeling, advertising, promotion, marketing and/or production of such product and may impose ongoing commitments or requirements for post-approval studies, including additional research and development and clinical trials. The FDA and other agencies also may impose various civil or criminal sanctions for failure to comply with regulatory requirements, including withdrawal of product approval. Regulatory approval from authorities in foreign countries will be needed to market MarzAA or DalcA in those countries. Approval by one regulatory authority does not ensure approval by regulatory authorities in other jurisdictions. If we fail to obtain approvals from foreign jurisdictions, the geographic market for MarzAA or DalcA would be limited.

* We are developing the clinical trial plan for DalcA, and the timing and expense of future clinical trials of DalcA, if any, are uncertain.

While we have announced top-line data from our Phase 1/2 study of subcutaneous prophylactic candidate DalcA, we may not proceed with further clinical trials of DalcA for a variety of reasons, including without limitation, if the cause of the nAbs observed in cohort 6 of the Phase 1/2 trial is related to the drug candidate itself or the current manufacturing process, the engineered amino acid substitutions of DalcA, manufacturing issues with the drug substance, formulation issues of the drug product, or to the route of administration. We may also determine that continued development is not commercially justifiable. Even if we elect to proceed with a Phase 2b study of DalcA, the design of the Phase 2b study may change and could result in a delay in initiation of dosing. We are not certain when additional trials of DalcA will begin, how long such trials will take to enroll or complete, or how much they will cost. Any additional trials we conduct may not start when anticipated, may take longer to enroll or cost more than expected, and may not generate positive results.

* We are conducting clinical trials for subcutaneous dosing trials of MarzAA and DalcA, which is an untested route of administration for these product candidates in humans, and we are exploring combinations of intravenous and subcutaneous administration, which has also been untested in these product candidates in humans.

We are conducting a subcutaneous prophylaxis clinical trial of MarzAA, and we have reported the results from five out of an anticipated twelve subjects expected to participate in the trial. There can be no assurance that MarzAA will achieve efficacious levels of biological activity in a sufficient number of patients when administered subcutaneously. There can also be no assurance that the clinical trial results will be positive or that the clinical trials will not generate unanticipated safety concerns. In addition, ISU Abxis had conducted a subcutaneous prophylaxis clinical trial of DalcA, including a cohort (Cohort 6) that received intravenous dosing followed by subcutaneous dosing. While efficacy data from this trial has been encouraging, the first two patients in this cohort developed neutralizing antibodies that limited the efficacy of DalcA in those patients. Further analysis of these antibody responses is underway. The failure of either product to achieve successful clinical trial endpoints, delays in clinical development, unanticipated adverse side effects, adverse immunological responses, or any other adverse developments or information related to our product candidates would significantly harm our business, its prospects and the value of our common stock.

* DalcA has caused and MarzAA may cause the generation of neutralizing antibodies, which could prevent their further development.

Both MarzAA and DalcA are protein molecules which may cause the generation of antibodies in individuals who receive them. The Phase 1 clinical trial of MarzAA was a single-dose intravenous escalation trial that would not, compared with multi-dose trials or higher doses administered subcutaneously, be expected to exclude the possibility of an immunological response to MarzAA in individuals who received the product candidate. Two patients who received DalcA subcutaneously following intravenous dosing developed neutralizing antibodies that inhibit the activity of DalcA. These antibody responses are under investigation. There can be no assurance that such antibodies will not be observed in the future, either in the patients who have already received DalcA or MarzAA, or in new patients. If clinical trials demonstrate a treatment-related neutralizing immunological response in individuals that causes safety concerns or would limit the efficacy of either product candidate, development of the product candidate could be halted.

MarzAA and DalcA are in early clinical trials, and all of our other product candidates are still in preclinical development. If we are unable to obtain regulatory clearance and commercialize our product candidates or experience significant delays in doing so, our business will be materially harmed.

MarzAA and DalcA are in Phase 2/3 and Phase 1/2 clinical trials, respectively. All our other product candidates are still in preclinical development. Engineered protease biopharmaceuticals are a relatively new class of therapeutics. There can be no assurance as to the length of the trial period, the number of individuals the FDA will require to be enrolled in the trials to establish the safety, efficacy, purity and potency of the engineered protease products, or that the data generated in these trials will be acceptable to the FDA or foreign regulatory agencies to support marketing approval. Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our product candidates. The success of our product candidates will depend on several factors, including the following:

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

In addition, the outcome of preclinical studies and early clinical trials may not be predictive of the success of later clinical trials. Our Phase 2 trial of MarzAA is being conducted in twelve patients, and DalcA has been dosed repeatedly in a subcutaneous prophylaxis trial in only five patients. Trials of these product candidates in larger numbers of patients may not have similar efficacy results and could result in adverse effects that were not observed in the earlier trials with smaller numbers of patients.

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

We or our collaborators may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate, enroll and maintain enrolment of a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside the United States. In particular, there is a relatively small number of individuals with hemophilia, that may cause delays in enrollment of clinical trials of MarzAA in individuals with hemophilia A and B with an inhibitor or DalcA in individuals with hemophilia B. In addition, some of our competitors have ongoing clinical trials for product candidates that treat the same indications as our product candidates, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ product candidates.

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

Risks related to our reliance on third parties

* We have depended on our collaborative relationship with ISU Abxis for the initial development of DalcA.

We have a collaboration agreement with ISU Abxis for preclinical and Phase 1/2 development of an improved, next-generation Factor IX product, DalcA, to enable an investigational new drug application, which requires ISU Abxis to obtain approval from South Korean regulatory authorities to conduct trials. Under this agreement, ISU Abxis has been responsible for manufacturing and Phase 1/2 clinical trials of this product candidate, and we have depended on ISU Abxis to complete these activities.

If DalcA continues in clinical development, we will be responsible for its clinical development and manufacturing, and will need to transfer technology and information from ISU to ourselves or third-parties, such as our third party contract manufacturer. We may also have disputes with ISU Abxis regarding their obligations to reimburse certain expenses, or for other matters related to the collaboration, which could divert management’s time and attention from other activities.

We expect to seek to establish additional collaborations, and, if we are not able to establish them on commercially reasonable terms, we may have to alter our development and commercialization plans.

Our drug development programs and the potential commercialization of our product candidates will require substantial additional cash to fund expenses. Accordingly, we may seek one or more additional collaborators for the development and commercialization of one or more of our product candidates. For example, we may seek a new collaborator to develop MarzAA and might also seek collaborators for DalcA or our earlier stage programs. In addition, full development efforts on the use of our novel proteases for the treatment of dry AMD will likely involve significant cost, and we do not expect to conduct any such efforts except in collaboration with one or more partners who are willing to pay for such costs.

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

* We are transitioning manufacturing and clinical activities related to MarzAA and DalcA from Pfizer and ISU Abxis, respectively, to AGC and continuing to optimize the manufacturing processes for these candidates. This process will be lengthy and its outcome uncertain.

Pfizer, through its wholly-owned subsidiary Wyeth, conducted the Phase 1 clinical trial of MarzAA pursuant to a research and license agreement. Pfizer terminated this agreement effective June 1, 2015. ISU Abxis conducted the Phase 1/2 clinical trial of DalcA and was responsible for manufacturing clinical trial materials for this study.

In March 2016, we engaged AGC to conduct manufacturing development and, upon successful development of the manufacturing process, manufacture the MarzAA that we intend to use in our clinical trials on a fee-for-services basis. In addition, in February 2018, we engaged AGC to conduct process transfer and commercial scale manufacturing of DalcA for use in our clinical trials. Manufacturing of biological therapeutics such as MarzAA and DalcA is complex and scale-dependent, and we may need to further optimize the manufacturing process of these product candidates. There can be no assurance that AGC will be able to manufacture sufficient quantities of MarzAA to satisfy our clinical trial requirements in a timely manner, within expected budgets or at all. Delays in the manufacture of DalcA could delay the start of future clinical trials of DalcA, if any.

We and our contract manufacturers will be subject to significant regulation with respect to manufacturing our products. The manufacturing facilities on which we will rely may not continue to meet regulatory requirements and have limited capacity.

All entities involved in the preparation of therapeutics for clinical studies or commercial sale, including any contract manufacturers for our product candidates, are subject to extensive regulation. Components of a finished therapeutic product approved for commercial sale or used in late-stage clinical studies must be manufactured in accordance with GMP. These regulations govern manufacturing processes and procedures (including record keeping) and the implementation and operation of quality systems to control and assure the quality of investigational products and products approved for sale. Poor control of production processes can lead to the introduction of adventitious agents or other contaminants, or to inadvertent changes in the properties or stability of our product candidates that may not be detectable in final product testing. We or our contract manufacturers must supply all necessary documentation in support of a biologics license application (“BLA”) on a timely basis and must adhere to the FDA’s good laboratory practices, or GLP, and GMP regulations enforced by the FDA through its facilities inspection program. Our facilities and quality systems and the facilities and quality systems of some or all our third-party contractors must pass a pre-approval inspection for compliance with the applicable regulations as a condition of regulatory approval of our product candidates. In addition, the regulatory authorities may, at any time, audit or inspect a manufacturing facility involved with the preparation of our product candidates or the associated quality systems for compliance with the regulations applicable to the activities being conducted. If these facilities do not pass a pre-approval plant inspection or do not have a GMP compliance status acceptable for the FDA, FDA approval of the products will not be granted.

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

These factors could cause the delay of clinical studies, regulatory submissions, required approvals or commercialization of our product candidates, cause us to incur higher costs and prevent us from commercializing our products successfully. Furthermore, if our suppliers fail to meet contractual requirements, and we are unable to secure one or more replacement suppliers capable of production at a substantially equivalent cost, our clinical studies may be delayed, or we could lose potential revenue.

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

Our drug development programs and the potential commercialization of our product candidates will require substantial additional cash to fund expenses. We have previously relied on collaborators, such as Pfizer and ISU Abxis, to contribute to the development of our product candidates, and we are currently working with Mosaic Biosciences to support the development of our dry AMD product candidates. We may seek one or more additional collaborators for the development and commercialization of one or more of our product candidates. For example, we may seek a new collaborator to develop MarzAA and might also seek collaborators for DalcA or our earlier stage programs. In addition, full development efforts on the use of our novel proteases for the treatment of dry AMD will likely involve significant cost, and we do not expect to conduct any such efforts except in collaboration with one or more partners who are willing to pay for such costs.

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

Our ability to compete in the highly competitive biotechnology and pharmaceutical industries depends upon our ability to attract and retain highly qualified managerial, scientific and medical personnel. We are highly dependent on our management and scientific personnel, including our President and Chief Executive Officer, Dr. Nassim Usman, our Chief Medical Officer, Dr. Howard Levy, our Chief Financial Officer, Fletcher Payne, our Senior Vice President of Technical Operations, Andrew Hetherington and our Vice President of Translational Research, Dr. Grant Blouse. We do not maintain “key man” insurance policies on the lives of these individuals or the lives of any of our other employees. In addition, we will need to add personnel to achieve our business objectives. The loss of the services of any of our executive officers, other key employees, and our inability to find suitable replacements, or our inability to hire new clinical development and manufacturing personnel, could result in delays in product development and harm our business.

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

* We will continue to incur significant costs as a result of operating as a public company, and our management is required to devote substantial time to compliance initiatives.

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

Third parties may assert that the manufacture, use or sale of our product candidates infringes patents held by such third parties, or that we are employing their proprietary technology without authorization. For example, we are aware of a patent that has been issued in Europe (with counterparts in Australia, China, Japan, Poland, and South Korea) and includes a claim that may read on MarzAA. An opposition proceeding with respect to this patent sustained this patent, and we filed an appeal on November 11, 2016. There can also be no assurance whether or not the claims of such patent would be found to read on MarzAA even if a claim survives the opposition. There may be third-party patents or patent applications with claims to compositions of matter, materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our product candidates. Because patent applications can take many years to issue, there may be currently pending patent applications that may later result in issued patents that our product candidates may infringe.

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

While we have multiple drug candidates in clinical and advanced preclinical development for a range of diseases, we have not yet submitted BLAs, for our engineered human proteases to the FDA, or similar approval filings to comparable foreign authorities. Submission of a BLA requires extensive preclinical and clinical data and supporting information that demonstrates the product candidate’s safety, purity, and potency, also known as safety and effectiveness, for each desired indication. A BLA must also include significant information regarding the chemistry, manufacturing and controls for the product. MarzAA is in a Phase 2 part of a Phase 2/3 clinical trial, and DalcA has completed a Phase 1/2 clinical trial. However, failure of one or more clinical trials can occur at any stage in the clinical trial process. Accordingly, the regulatory pathway for our product candidates is still uncertain, complex, and lengthy, and ultimately, approval may not be obtained.

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

We could also experience delays in obtaining approval if physicians encounter unresolved ethical issues associated with enrolling patients in clinical trials of our product candidates in lieu of prescribing existing treatments that have established safety and efficacy profiles given the serious nature of the diseases for the core indications for our product candidates. Additionally, a clinical trial may be suspended or terminated by us, the IRBs for the institutions in which the trials are being conducted, the Data Monitoring Committee for the trial, or by the FDA or other regulatory authorities for a number of reasons, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues, or adverse side effects, failure to demonstrate a benefit from using a product candidate, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. If we experience termination of, or delays in the completion of, any clinical trial of our product candidates, our ability to commercialize our product candidates will be harmed and our ability to generate revenue will be materially impaired. Additionally, delays in completing trials will increase costs, slow down our product development and approval process, and impair our ability to commence product sales and generate revenue. Many of the factors that could create or lead to a delay in the commencement or completion of clinical trials may lead to the denial of regulatory approval for our product candidates.

The FDA may disagree with our regulatory plan and we may fail to obtain regulatory approval of our product candidates.

The results of clinical trials we conduct may not support regulatory approval of our product candidates. Our product candidates could fail to receive regulatory approval for many reasons, including the following:

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

If any of our product candidates receives marketing approval, we may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community. For example, current hemophilia treatments like intravenous NovoSeven® are well established in the medical community, and doctors may continue to rely on these treatments. If our product candidates do not achieve an adequate level of acceptance, we may not generate significant product revenues and we may not become profitable. The degree of market acceptance of our product candidates, if approved for commercial sale, will depend on several factors, including:

•	the subcutaneous efficacy and potential advantages compared with alternative treatments;
•	our ability to offer our products for sale at competitive prices;
•	the convenience and ease of subcutaneous administration compared with alternative treatments;
•	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;
•	the strength of marketing and distribution support;
•	the availability of third-party coverage and adequate reimbursement;
•	the prevalence and severity of any side effects; and
•	any restrictions on the use of our products together with other medications.

Our product candidates are years away from regulatory approval.

MarzAA and DalcA are not expected to be commercially available for several years, if at all. Further, the commercial success of either product candidate will depend upon its acceptance by physicians, individuals, third-party payors and other key decision-makers as a therapeutic and cost-effective alternative to products available at the time, which may include competing products currently under development by others. See “We face substantial competition that may result in others discovering, developing or commercializing products before or more successfully than we do.” If we are unable to successfully develop, obtain regulatory approval for and commercialize MarzAA or DalcA, our ability to generate revenue from product sales will be significantly delayed and our business will be materially and adversely affected, and we may not be able to earn sufficient revenues to continue as a going concern.

Even if the FDA or other regulatory agency approves MarzAA or DalcA, the approval may impose significant restrictions on the indicated uses, conditions for use, labeling, advertising, promotion, marketing and/or production of such product and may impose ongoing commitments or requirements for post-approval studies, including additional research and development and clinical trials. The FDA and other agencies also may impose various civil or criminal sanctions for failure to comply with regulatory requirements, including withdrawal of product approval. Regulatory approval from authorities in foreign countries will be needed to market MarzAA or DalcA in those countries. Approval by one regulatory authority does not ensure approval by regulatory authorities in other jurisdictions. If we fail to obtain approvals from foreign jurisdictions, the geographic market for MarzAA or DalcA would be limited.

If we are unable to establish sales, marketing and distribution capabilities, we may not be successful in commercializing our product candidates if they are approved.

We have not yet established a sales, marketing or product distribution infrastructure for our other product candidates, which are still in preclinical or early clinical development. Except for ISU Abxis’ potential rights to commercialize DalcA in South Korea, we generally expect to retain commercial rights for the company’s hemophilia product candidates. We believe that it will be possible to access the United States hemophilia market through a focused, specialized sales force. However, we have not yet developed a commercial strategy for hemophilia products outside of the United States, or for any other of our product candidates. To achieve commercial success for any product for which we obtain marketing approval, we will need to establish a sales and marketing organization within the United States, and develop a strategy for sales outside of the United States.

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

* We face substantial competition that may result in others discovering, developing or commercializing products before or more successfully than we do.

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

Specifically, there are a large number of companies developing or marketing treatments for hemophilia, including many major pharmaceutical and biotechnology companies, including Novo Nordisk, which has developed NovoSeven, a human recombinant coagulation Factor VIIa indicated for treatment of bleeding episodes that has been approved for use in treatment of hemophilia A or B individuals with inhibitors to Factor VIII or Factor IX and in individuals with Factor VII deficiency and Glanzmann’s thrombasthenia, LFB that is marketing a biosimilar FVIIa, Baxter, which has developed BAX 817, a biosimilar of NovoSeven that recently completed an intravenous Phase 3 clinical trial and has been filed for marketing approval, Roche, which is marketing Hemlibra ACE910/Emicizumab, a recombinant humanized bispecific antibody that binds to activated Factor IX and Factor X and mimics the cofactor function of Factor VIIIa, that has been approved by the FDA to treat hemophilia A with inhibitors and is administered subcutaneously, Alnylam/Sanofi, which is developing an investigational subcutaneously administered RNAi therapeutic targeting antithrombin III, fitusiran, for the treatment of hemophilia and OPKO Biologics, whose recombinant Factor VIIa product that may also be administered subcutaneously has completed a part 1 of a planned Phase 1/2 clinical trial. There are numerous marketed factor IX-based products that are used to replace Factor IX intravenously. CSL is developing its marketed product Idelvion an albumin-linked Factor IX for subcutaneous administration. We are also aware of many companies focused on developing gene therapies that may compete with our planned hemophilia B indication, as well as several companies addressing other methods for modifying genes and regulating gene expression. Alnylam/Sanofi is developing an investigational RNAi therapeutic targeting antithrombin III, fitusiran and Pfizer, Novo Nordisk, Green Cross and Bayer are developing antibodies that inhibit Tissue Factor Pathway inhibitor (“TFPI”), and Apcintex has a serpine directed against Activated Protein C, all for the treatment of all forms of hemophilia.

Our commercial opportunity in different indications could be reduced or eliminated if competitors develop and market products or therapies that are more convenient to use, more effective, less expensive, and safer to use than our products. Furthermore, if competitors gain FDA approval earlier than we do, we may be unable to establish a strong market presence or to gain market share. The key competitive factors affecting the success of all our product candidates, if approved, are likely to be their efficacy, safety, convenience, price, the level of generic competition, and the availability of reimbursement from government and other third-party payors.

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

Our current trading volumes are modest, and sales of a substantial number of shares of our common stock in the public market, or the perception that these sales could occur, could cause the market price to decline. We have effective registration statements on Form S-3 that enable us to sell up to $68 million in securities. Any additional sales in the public market of our common stock or other securities under these shelf registration statements could adversely affect prevailing market prices for our common stock. In addition, we have outstanding options to purchase 1,319,102 shares of common stock at a weighted average exercise price of $12.10 as of September 30, 2018. If such options are exercised and the shares are sold into the open market, such sales also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. Conversion or exercise of these securities into shares of our common stock will cause dilution to the other holders of our common stock, and all such stock may be sold in the public market after conversion or exercise, subject to restrictions under the securities laws, which may lead to a decline in the market price of our common stock.

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

We have been a “smaller reporting company” as defined in the Securities Exchange Act of 1934, and thus have been allowed to provide simplified executive compensation disclosures in our filings, and have been exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that an independent registered public accounting firm provide an attestation report on the effectiveness of internal control over financial reporting. We have also had certain other decreased disclosure obligations in our SEC filings. We cannot predict whether investors find our common stock less attractive because of our reliance on any of these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

10.1

Lease Amendment Agreement, dated August 10, 2018 by and between BXP 611 Gateway Center, LP and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on August 15, 2018).

10.2*

Amended and Restated Employment Agreement, dated between August 28, 2018, by and between Catalyst Biosciences, Inc. and Dr. Nassim Usman, Ph. D. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on August 31, 2018).

10.3*

Amended and Restated Employment Agreement, dated as of August 29, 2018, by and between Catalyst Biosciences, Inc. and Dr. Levy, M.B.B.Ch., Ph.D., M.M.M. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, as filed with the SEC on August 31, 2018).

10.4*

Amended and Restated Employment Agreement, dated as of August 30, 2018, by and between Catalyst Biosciences, Inc. and Mr. Payne (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, as filed with the SEC on August 31, 2018).

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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of September 30, 2018 (unaudited) and December 31, 2017; (ii) the Consolidated Statements of Comprehensive Income for the three- and nine-months ended September 30, 2018 and 2017 (unaudited); (iii) the Consolidated Statement of Stockholders’ Equity as of September 30, 2018 (unaudited); (iv) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2018 and 2017 (unaudited); and (v) the Notes to Unaudited Interim Consolidated Financial Statements.

*  Denotes management contract, compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CATALYST BIOSCIENCES, INC.

Date: November 1, 2018	/s/ Nassim Usman, Ph.D.
Nassim Usman, Ph.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 1, 2018	/s/ Fletcher Payne
Fletcher Payne
Chief Financial Officer
(Principal Financial and Accounting Officer)