Form 10-K
period 2018-12-31
CATALYST BIOSCIENCES, INC.
filed 2019-03-08
CIK 1124105

$480,800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

(650) 871-0761

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

The number of shares outstanding of the registrant’s common stock as of March 4, 2019 was 11,970,042. The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2018, was $137,450,357.

CATALYST BIOSCIENCES, INC.

Annual Report on Form 10-K

PART I

Forward-Looking Statements and Market Data

This Annual Report on Form 10-K and the documents incorporated by reference herein contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical facts, included or incorporated by reference in this Annual Report on Form 10-K regarding our strategy, future results of operations, future financial condition, future revenues, projected costs, prospects, plans, intentions and objectives of management, as well as the assumptions that underlie these statements, are forward-looking statements. These forward-looking statements should not be relied upon as predictions of future events as we cannot assure you that the events or circumstances reflected in these statements will be achieved or will occur. Forward-looking statements are identified by words such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “intends,” “plans,” “pro forma,” “estimates,” or “anticipates” or the negative of these words and phrases or other variations of these words and phrases or comparable terminology, although not all forward-looking statements contain these identifying words. Such forward-looking statements are based on our management’s assumptions and assessments in light of information currently available to our management, its experience and its perception of historical trends, current conditions, expected future developments and other factors our management believes to be appropriate.

You should read these statements carefully because they discuss future expectations, contain projections of future results of operations or financial condition, or state other “forward-looking” information. These statements relate to our plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. For example, forward-looking statements include any statements regarding:

•	the strategies, prospects, plans, expectations or objectives of management for future operations;
•	our focus on specific product candidates;
•	the scope, duration, progress or outcomes of the development of product candidates or programs;
•	the timelines, progress and potential results of our current and future clinical studies and trials;
•	the competitiveness of our products candidates against other competing products;
•	the benefits that may be derived from product candidates or the commercial or market opportunity in any target indication;
•	our ability to protect intellectual property rights;
•

our anticipated operations, financial position, revenues, costs or expenses, statements regarding future economic conditions or performance, statements of belief and any statement of assumptions underlying any of the foregoing;

•	potential regulatory filings for or approval of any of our product candidates;
•	the progress of our third-party collaborations, including estimated milestones;
•	our intention to seek, and the ability to enter into, strategic alliances, partnerships and collaborations;
•

the responsibilities of our collaborators, including the responsibility to make cost reimbursement, milestone, royalty and other payments to us, and our expectations regarding our collaborators’ plans with respect to our products;

•	our responsibilities to our collaborators, including our responsibilities to conduct research and development, clinical trials and manufacture products;
•	the results and timing of clinical trials and the possible commencement of future clinical trials;
•	conditions for obtaining regulatory approval of our product candidates;
•	submission and timing of applications for regulatory approval;
•	the impact of the U.S. Food and Drug Administration (“FDA”) and other government regulations on our business;
•	uncertainties associated with obtaining and protecting patents and other intellectual property rights, as well as avoiding the intellectual property rights of others;
•	products and companies that will compete with the products we license to third-party collaborators;
•	the possibility we may commercialize our own products and build up our commercial, sales and marketing capabilities and other required infrastructure;
•	our employees, including the number of employees and the continued service of key management, technical and scientific personnel;
•	our future performance and obligations under agreements we have entered into, such as the definitive agreement related to the termination of the Pfizer Agreement;
•	our future performance and our expectations regarding our ability to achieve profitability;
•	requirements for us to purchase supplies and raw materials from third parties, and the ability of third parties to provide us with required supplies and raw materials;
•

sufficiency of our cash resources, anticipated capital requirements and capital expenditures and our need for additional financing, as well as our plans for obtaining and ability to obtain such additional financing;

•	the composition of future revenues;
•	accounting policies and estimates, including revenue recognition policies; and
•	statements of belief and any statement of assumptions underlying any of the foregoing.

Any such forward-looking statements are not guarantees of future performance and are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in or contemplated by such forward-looking statements. Factors that might cause such a difference include, but are not limited to, the risks and uncertainties described in this Annual Report on Form 10-K, including those risks described in Part I, Item 1A, “Risk Factors,” as well as others that we may consider immaterial or do not anticipate at this time. The risks and uncertainties described in this report, including in Part I, Item 1A, “Risk Factors,” are not exclusive and further information concerning our company and our businesses, including factors that potentially could materially affect our operating results or financial condition, may emerge from time to time. All forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. These statements, like all statements in this report, speak only as of their date, and we undertake no obligation to update or revise these statements considering future developments. We caution investors that our business and financial performance are subject to substantial risks and uncertainties and they should carefully consider the factors set forth in other reports or documents that we file from time to time with the Securities and Exchange Commission (the “SEC”).

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

Unless the context requires otherwise, in this Annual Report on Form 10-K the terms “Catalyst,” the “Company,” “we,” “us” and “our” refer to Catalyst Biosciences, Inc., together with our subsidiary, Catalyst Bio, Inc., which we refer to as “Catalyst Bio.” See “Item 1— Business— Business Organization.”

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

Our most advanced program, a subcutaneously administered, next-generation engineered coagulation Factor VIIa, marzeptacog alfa (activated) (“MarzAA”), has completed enrollment of the Phase 2 portion of a Phase 2/3 subcutaneous dosing trial in individuals with hemophilia with an inhibitor. The Phase 2 open-label subcutaneous efficacy portion was designed to evaluate the ability of MarzAA to eliminate, or minimize, spontaneous bleeding episodes in individuals with hemophilia A or B with inhibitors and was initiated in December 2017. The trial has completed enrollment of 11 individuals with hemophilia and an inhibitor across six clinical trial sites globally. MarzAA has also successfully completed an intravenous Phase 1 clinical trial evaluating the pharmacokinetics, pharmacodynamics and coagulation activity in individuals with severe hemophilia A and B with and without an inhibitor. We will also initiate a subcutaneous Phase 1 pharmacokinetics, pharmacodynamics study in the second quarter of 2019 and expect the study to conclude in the fourth quarter of 2019. MarzAA has been granted orphan drug designation by the U.S. Food and Drug Administration (“FDA”) for routine prophylaxis to prevent bleeding episodes in individuals with hemophilia A or B with inhibitors.

As of February 8, 2019, 11 subjects were enrolled with a mean annualized bleed rate (“ABR”) of 18.2; range of 12.2-26.7. One subject revoked consent after single intravenous and subcutaneous doses. Two subjects were dosing. Of the seven subjects that have completed dosing, all had clinically significant reductions in ABR. Five subjects had completed the study with no bleeding at 30 µg/kg and two subjects with no bleeding at 60 µg/kg. One subject with severe hypertension experienced a fatal serious adverse event that was not related to study drug on day 11.

Pharmacokinetics analysis has shown that MarzAA’s intravenous half-life of 3.9 hours increased to 13.1 hours when dosed subcutaneously. No anti-drug antibodies to MarzAA or thrombotic events have been detected to date, and only a single moderately severe injection site reaction has been reported after more than 450 injections. We expect to complete the Phase 2 open-label subcutaneous efficacy trial in the second half of 2019 and plan to conduct a global Phase 3 clinical study in 2020 assessing reductions in ABR in 20-40 patients with hemophilia with pre-dosing observation and six months of daily subcutaneous dosing of MarzAA.

Our next most advanced hemophilia program, a next-generation engineered coagulation Factor IX, Dalcinonacog alfa (“DalcA”) (formerly CB 2679d/ISU304), has completed a Phase 1/2 subcutaneous dosing trial in South Korea, that evaluated the safety and efficacy of DalcA in individuals with severe hemophilia B, sponsored by our collaborator, ISU Abxis. The objective of this study was to demonstrate the feasibility of increasing Factor IX activity trough levels from ~1% (severe hemophilia) to >12% (mild hemophilia with a reduced chance of spontaneous joint bleeds) with daily subcutaneous injections. DalcA has been granted orphan drug designation by the FDA and orphan medicinal product designation by the Committee for Orphan Medicinal Products (“COMP”) of the European Commission (“EC”).  ISU Abxis initiated this trial in June 2017 and top line data was presented on February 9, 2018. Following the positive data from the multi-dose cohort 5, the Korean Ministry of Food and Drug Safety (“MFDS”) approved the addition of a sixth cohort to the Phase 1/2 trial of DalcA in individuals with severe hemophilia B in April 2018.  Cohort 6 enrolled two previously treated subjects from cohort 5. Both subjects had a nadir of 20% activity level after an initial IV dose and following 9 days of daily subcutaneous dosing reached greater than 30% activity before being reduced by neutralizing antibodies (nAb), one of which was transient. Both nAbs waned over time and did not cross react with their wildtype FIX treatments to which they returned without issue. We completed a comprehensive investigation of the cause of the nAb in December 2018 and concluded that the immunogenic potential of DalcA was low and similar to that of commercial FIX products. Based on the results of the investigations and discussions with clinicians and regulatory experts, we concluded that we should continue development of DalcA. We plan to initiate a Phase 2b trial that will include 28 days of daily subcutaneous dosing in six subjects in the first quarter of 2019 and we expect the Phase 2b trial to be completed in the second half of 2019. Based on the efficacy data that we have previously shown in which subjects achieved high mild hemophilia FIX activity, we believe that DalcA has the potential to provide a conveniently-dosed subcutaneous prophylactic treatment option for those suffering from hemophilia B.

The enhanced potency of MarzAA and DalcA compared with existing treatment options may allow for effective subcutaneous prophylactic treatment of individuals with hemophilia A or B with an inhibitor or individuals with hemophilia B, respectively, especially in children, and may deliver substantially better outcomes for individuals with hemophilia.

We have demonstrated that subcutaneous dosing of our next-generation coagulation factors results in progressive increases in activity levels until they reach a stable therapeutic target range in the blood. Conversely, dosing by intravenous infusions results in high initial factor activity levels in the blood followed by a rapid fall off in factor activity levels to a low trough level resulting in higher bleeding risk. Stable and higher factor levels could potentially yield a significant improvement in outcomes and have the added benefit of convenience over competing intravenous therapeutics, particularly when administered to children, and where venous access is challenging. This concept is illustrated in the diagram below.

We also have several engineered Factor Xa proteases that have demonstrated efficacy in preclinical bleeding models and have the potential to be used as a universal procoagulant. We have delayed initiating further work on our Factor Xa therapeutic program at this time to focus our efforts on the MarzAA and DalcA clinical programs.

Finally, we have developed novel protease molecules that target the complement cascade, a series of naturally occurring molecular processes that play a central role in the body’s inflammatory and immune response. In October 2017, we announced a strategic research collaboration with Mosaic Biosciences, Inc. to develop intravitreal anti-complement factor three (C3) products for the treatment of dry AMD and other retinal diseases. In December 2018, we amended our collaboration agreement with Mosaic to, among other things, include certain additional products.

Based on industry reports and company reported sales, we estimate the 2018 global market opportunity for MarzAA and DalcA to be approximately $2.2 billion and $1.5 billion, respectively. Annual worldwide sales in 2018 for FDA-approved recombinant protease products for individuals with hemophilia A or B and an inhibitor were approximately $1.2 billion and approximately $2.2 billion when including prothrombin complex concentrate and bispecific antibody products. We remain focused on advancing the MarzAA and DalcA clinical trials.

Our Product Candidate Pipeline

We are currently focused on the clinical development of our improved, next-generation enhanced potency Factor VIIa (MarzAA) and Factor IX variants (DalcA) for subcutaneous prophylaxis. We have three additional assets, a FIX gene therapy construct CB 2679d-GT that has demonstrated 3-fold higher activity and 4-5 fold faster clotting time in a preclinical hemophilia B model compared with the Padua variant of FIX that is in clinical development by others, a Factor Xa pro-coagulant and a novel anti-C3 protease program for dry AMD, CB 2782 for which we have a strategic research collaboration with Mosaic and intend to out-license.

The following table summarizes our development programs.

Hemostasis & Hemophilia

Hemophilia is a rare but serious bleeding disorder that results from a genetic or an acquired deficiency of a protein required for normal blood coagulation. There are two major types of hemophilia, A and B, that are caused by alterations in Factor VIII or Factor IX genes, respectively, with a corresponding deficiency in the affected proteins. The disease is X chromosome-linked, meaning that most males who inherit the disorder and suffer from symptoms are male. However, female carriers of mutations in Factor VIII or Factor IX can also have reduced clotting factor levels.

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

We believe that the shortcomings of currently approved therapies, including a requirement for intravenous infusion, are barriers to prophylactic treatment strategies that, if surmounted, could provide meaningfully improved long-term clinical outcomes for individuals with hemophilia. Catalyst's engineered FVIIa and Factor IX were designed to overcome current treatment limitations by allowing delivery via subcutaneous injection, which we believe will facilitate prophylactic treatment, especially in children, and may ultimately deliver substantially better outcomes for individuals with hemophilia.

Hemophilia A occurs in approximately 1 in 5,000 male births, and hemophilia B in 1 in 20,000 male births. The prevalence of hemophilia A and B in the United States is approximately 20,000 individuals out of an estimated, 400,000 individuals worldwide.

Currently there is no cure for hemophilia. Treatment involves management of acute bleeding episodes or prophylactic treatment through factor replacement therapy by intravenous infusion of the individuals’ missing Factor VIII or IX.

Based on outside research and sales data, we estimate worldwide sales of all Factor IX-containing products for the treatment of hemophilia B in 2018 were at least $1.5 billion, including approximately $0.6 billion as reported by Pfizer, Inc. for its BeneFIX® product and our internal estimate of $0.5 billion by Swedish Orphan Biovitrum for their Alprolix® product and $0.4 billion from CSL Behring for their Idelvion® product.

A complication for individuals with hemophilia who are receiving factor replacement therapy is the production of neutralizing antibodies, also called inhibitors, that inactivate the replacement factor. The overall prevalence of inhibitor formation is up to 30% in individuals with hemophilia A and up to 5% in individuals with hemophilia B. Individuals with an inhibitor are treated with what are known as bypassing agents that initiate coagulation by a pathway that is independent of Factor VIII or Factor IX, the proteins that are deficient or inactivated in individuals with hemophilia A and B, respectively. Currently available bypassing agents include recombinant Factor VIIa, NovoSeven RT® produced by Novo Nordisk, activated prothrombin complex concentrates, marketed as FEIBA by TAKADA/Shire and Hemlibra®, produced by Roche. NovoSeven RT was first approved in 1999 and is indicated for treatment of bleeding episodes, prevention of bleeding during surgeries in individuals with hemophilia A or B with inhibitors, and individuals with congenital Factor VII deficiency. In 2006, it was approved for the treatment of acquired hemophilia. NovoSeven RT was approved in 2014 and is also indicated for treatment of Glanzmann’s thrombasthenia. Sales of NovoSeven RT in 2018, were $1.2 billion as reported by Novo Nordisk. FEIBA is approved for use in individuals with hemophilia A and B with an inhibitor, which we estimate, based on our research and sales data, had 2018 sales of $0.75 billion. Hemlibra is a bispecific antibody that replaces the role of the cofactor FVIII by bringing FIXa and FX together for activation of FX and was approved by the FDA on November 16, 2017. Sales figures for Hemlibra in 2018 were estimated by industry sources to be $0.2 billion.

Hemophilia with Inhibitors—Factor VIIa (“MarzAA”) Program

Our most advanced product candidate is MarzAA, a potent, subcutaneously administered, next-generation Factor VIIa variant, was tested in an intravenous Phase 1 clinical trial that was completed in February 2015 to evaluate the safety, tolerability, pharmacokinetics, pharmacodynamics and coagulation activity of MarzAA in severe hemophilia A and B with and without inhibitors. MarzAA is being developed for the prophylactic treatment of individuals with severe hemophilia A or B with inhibitors. Pfizer filed the Investigational New Drug Application (IND) with the FDA for the Phase 1 trial in August 2011 for adult males with hemophilia A or B, with or without inhibitors to Factor VIII or Factor IX. We have received the IND application filed with the FDA from Pfizer and anticipate completion of the Phase 2 trial by the end of 2019. We plan to conduct a global Phase 3 clinical study assessing reductions in ABR in 20-40 patients with hemophilia with six months of daily subcutaneous dosing of MarzAA. MarzAA has received orphan drug designation in the United States from the FDA.

In the Phase 1 clinical trial of intravenous MarzAA conducted by Pfizer, 25 individuals with severe hemophilia A and B with and without an inhibitor were enrolled and treated. The clinical trial design was a single ascending dose-escalation study with 1 individual treated at 0.5 µg/kg followed by four cohorts of six individuals each at doses of 4.5, 9.0, 18.0, and 30.0 µg/kg. Clinical endpoints included safety, tolerability, pharmacokinetics and clot-forming activity, such as prothrombin time, or PT, activated partial thromboplastin time, or aPTT, thrombin-antithrombin activity and others. Results showed that single doses of MarzAA were well tolerated and there were no instances of bleeding or thrombosis. MarzAA demonstrated pharmacological efficacy as measured by significant shortening of aPTT (activated partial thromboplastin time) and PT (prothrombin time) for up to 24-hours post dosing. The results were published in Journal of Thrombosis and Haemostasis 2018, vol 16, 1984-1993.

We designed MarzAA to combine higher clot-generating activity, or potency, at the site of bleeding and improved duration of action in vivo to allow for the effective, long-term, prophylaxis in individuals with hemophilia with inhibitors. We anticipate that this product candidate, if approved, could be used prophylactically to prevent bleeding episodes with subcutaneous administration that may be superior to intravenous infusions. We have previously demonstrated in several bleeding models that MarzAA can treat or prevent bleeding when dosed intravenously. The next step required to develop MarzAA for subcutaneous use was to test its ability to correct bleeding times in hemophilia models and to achieve sufficient plasma (blood) levels of activity when dosed subcutaneously. Daily subcutaneous dosing in dogs for 6 days reduced the whole blood clotting time towards normal. Stable blood levels of MarzAA were seen after the 4th dose onwards (European Association Haemophilia and Allied Disorders 2017).

During the past 12 months, we have presented data at scientific conferences demonstrating that daily subcutaneous administration in humans had clinically significant reductions in annualized bleed rate (ABR).

In the Phase 2 portion of the Phase 2/3 trial of MarzAA for the treatment of hemophilia A or B with inhibitors:

•	Seventeen patients were consented and eleven subjects were enrolled (mean annualized bleed rate of 18.2; range of 12.2-26.7).
•	Of the seven subjects that have completed dosing, all had clinically significant reductions in annualized bleed rate (ABR).
•	As of March 7, 2019, two subjects are currently dosing.
•

After more than 450 subcutaneous injections, no antidrug antibodies have been detected, and only one injection site reaction of swelling and 5 mild or moderate redness that stopped after the patient rotated injection to other injection sites, and all resolved without sequelae.

Results are summarized in the chart below.

MarzAA reduces annualized bleed rate (ABR) and percentage of days with bleeding

The average percentage of days of bleeding in the pre-treatment period was 12.2% (standard deviation 5.2%) [median 11.0%]. In the treatment period, these percentages were reduced to 1.0% (standard deviation 5.2%) [median 1.0%]. The analysis of these pairwise differences by a randomization paired t-test yields p=0.016.

Hemophilia B - Factor IX (“DalcA”) Subcutaneous Program

Our next most advanced product candidate is DalcA, a next-generation subcutaneously dosed Factor IX drug for the prophylactic treatment of individuals with hemophilia B. The National Hemophilia Foundation has recommended chronic, prophylactic treatment as the optimal therapy for individuals with severe hemophilia B.

We have completed a DalcA Phase 1/2 subcutaneous dosing trial in South Korea sponsored by our collaborator, ISU Abxis, that evaluated the safety and efficacy of DalcA in individuals with severe hemophilia B. The objective of this study was to demonstrate the feasibility of increasing Factor IX activity trough levels from ~1% (severe hemophilia) to >12% (mild hemophilia with a reduced chance of spontaneous joint bleeds) with daily subcutaneous injections. DalcA has been granted orphan drug designation by the FDA and orphan medicinal product designation by the COMP of the EC.

ISU Abxis initiated this trial in June 2017 and top line data was presented on February 9, 2018. Data from Cohorts 1 through 3 (three subjects in each cohort) showed that a single subcutaneous dose of either 70 or 140 IU/kg three days after a single intravenous dose of 70 IU/kg significantly increased the half-life of DalcA to 98.7 hours, equivalent to the half-life of extended-half-life intravenous agents. Cohort 4 was omitted as we observed sufficient activity of DalcA in cohorts 2 and 3. In cohort 5, five subjects were dosed daily for six days with a subcutaneous dose of 140 IU/kg without an intravenous dose. We observed increased Factor IX activity levels in all five subjects from very low levels after washout of prior therapy to a median Factor IX activity level of 16% (range 11.5-18%), that is well into the mild hemophilia range (5-40%) and is higher than the 12% level required to prevent spontaneous hemarthrosis. According to the World Federation of Hemophilia, patients with Factor IX levels between 5% and 40% are considered to have mild hemophilia. The observed increase in Factor IX activity levels after daily dosing in cohort 5 was linear, indicating that continued subcutaneous dosing may achieve high-mild hemophilia Factor IX clotting activity.

The terminal subcutaneous half-life was 63.2 hours for subjects in cohort 5 (interquartile range 60.2-64 hours) with the result that activity levels were still 4-6.4%, five days after the last dose. In cohorts one through five, no inhibitors to DalcA or Factor IX were detected. One subject had moderate adverse events of pain, erythema and redness after the first two injections and mild rating after subsequent injections. Other subjects in cohort 5 reported some of these adverse events, mainly with initial injections. Two subjects had bruising after injection when Factor IX activity levels were low that did not occur with subsequent injections as Factor IX activity levels rose.

In April 2018, the MFDS approved the addition of a sixth cohort to the Phase 1/2 trial of DalcA in individuals with severe hemophilia B following the positive data from the multi-dose cohort 5. Each individual received a single intravenous dose of 70 IU/kg, followed by nine daily subcutaneous doses of 140 IU/kg DalcA. The intravenous dose was administered 30 minutes before the first subcutaneous dose.

ISU Abxis enrolled two patients out of a planned three to five in cohort 6, and DalcA showed efficacy in both subjects. During the treatment period, Factor IX activity levels always remained above 20% after the single intravenous dose in both patients. The first patient then had a progressive increase in trough Factor IX activity level to 34% and the second patient achieved a trough activity level of 31%. However, both subjects in cohort 6 developed neutralizing antibodies (“nAbs”) to DalcA and a reduction in Factor IX activity levels was observed. Blood testing revealed that the nAb was transient in one subject and was below the level of quantification at a follow up visit. The nAb in the second subject fell below one Bethesda Unit (“BU”) at a follow up visit. A BU reflects the percentage reduction in Factor IX activity from the standard control of 100%, with one BU being 50% reduction; two BU being 75% reduction and three BU being 87.5% reduction. Importantly, from a safety perspective, the absence of binding to wildtype Factor IX allowed both patients to successfully resume treatment with their prescribed intravenous Factor IX prophylaxis therapies. Prior to cohort 6, no DalcA neutralizing antibodies had been detected in any of the patients treated with DalcA, including both patients in cohort 6 who had also participated in cohort 5. Subsequent to the detection of the nAbs, the investigator treating the two subjects determined that these subjects were cousins and had the identical Factor IX gene defect, however their human leukocyte antigen (“HLA”) profiles were not identical. The HLA system is a gene complex encoding major histocompatibility complex (“MHC”) proteins in humans. These cell-surface proteins are responsible for the regulation of the immune system in humans and allow the immune system to identify foreign proteins within the body. HLA type determines the range of possible immune responses to exogenous proteins and whether antibodies can be made.

DalcA Phase 1/2 clinical trial FIX activity results

We conducted a comprehensive analysis to assess the cause and impact of the antibody observations prior to deciding whether to initiate a Phase 2b study. The comprehensive immunogenicity risk assessment to investigate the development of neutralizing antidrug antibodies in Cohort 6 of the Phase 1/2 program concluded:

•	The DalcA drug product does not appear to be inherently immunogenic.
•	In silico, in vitro and ex vivo analyses indicated that the immunogenicity risk for DalcA is similar to commercial wildtype recombinant FIX products.
•	The DalcA drug product quality is similar to marketed FIX products.
•	7-day subcutaneous non-human primate toxicology studies showed that DalcA subcutaneous injections were well tolerated.

The results of our extensive DalcA immunogenicity risk assessment revealed a similar low immunogenicity potential compared with BeneFIX and other commercial wildtype FIXs products; therefore, we will be moving forward with the clinical development of DalcA. We plan to initiate a Phase 2b trial that will include 28 days of daily subcutaneous dosing in six subjects in the first quarter of 2019 and expect the Phase 2b trial to be completed in the second half of 2019. Based on the efficacy data that we have previously shown in which subjects achieved high mild hemophilia FIX activity, we believe that DalcA has the potential to provide a conveniently-dosed subcutaneous prophylactic treatment option for those suffering from hemophilia B.

In December 2018, we entered into an amended and restated license agreement with ISU Abxis (the “A&R ISU Abxis Agreement”), which amended and restated in full our previous license and collaboration agreement with ISU Abxis entered into in September 2013 (as subsequently amended in October 2014 and December 2016). Under the A&R ISU Abxis Agreement, ISU Abxis will receive commercialization rights in South Korea to DalcA and we will receive clinical development and commercialization rights in the rest of world (excluding South Korea) and manufacturing development and manufacturing rights worldwide (including South Korea).  The A&R ISU Abxis Agreement eliminates the profit-sharing arrangement in the Original ISU Abxis Agreement and provides for a low single-digit royalty payment to ISU Abxis, on a country-by-country basis, for net product sales of DalcA by us or our affiliates in each country other than South Korea. Pursuant to the A&R ISU Abxis Agreement, the Company will also make up to an aggregate of $19.5 million in milestone payments to ISU Abxis, inclusive of $2.5 million in regulatory and development milestone payments and up to $17 million in commercial milestone payments, if the applicable milestones are met.

Hemophilia B – Factor IX Gene Therapy Program

Use of the Factor IX Padua variant transgene (Factor IX-R338L) has demonstrated a 5-10 fold greater potency over Factor IX-WT in pre-clinical and clinical gene therapy studies.  Pfizer/Spark (fidanacogene elaparvovec) and uniQure (AMT-061) use the Padua variant as the transgene in their AAV based gene therapy clinical programs and both have demonstrated encouraging Factor IX levels in their respective Phase 1/2 and Phase 2/3 studies with median Factor IX levels of ~30%.

We have demonstrated in a hemophilia B mouse study that AAV gene therapy delivery using our CB 2679 gene sequence (FIX-R318Y/R338E/T343R) demonstrated significantly improved clotting activity and a four-fold reduction of bleeding time when compared with Factor IX Padua. This improvement is supported by the observed 22-fold greater clinical potency of DalcA over BeneFIX in a Phase 1/2 clinical trial.

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

Complement in Dry Age-Related Macular Degeneration

Dry age-related macular degeneration, or dry AMD, is the leading cause of blindness in the elderly worldwide. According to GlobalData, AMD affects approximately 11 million people in the United States of which over 1 million are late stage dry AMD, with the potential size of the dry AMD market worldwide estimated at over $3 billion. The disease is a chronic condition characterized by a progressive loss of central vision due mostly to degenerative changes and/or the formation of microvascular networks in the center of the eye’s visual field, called the macula. There are two forms of AMD, wet and dry. Wet AMD is the more severe form of the disease and represents approximately 10% of all individuals with AMD. Dry AMD is the most common form of early to intermediate stage AMD and occurs in approximately 90% of individuals with the condition. While there have been recent improvements in the treatment of wet AMD, dry AMD treatment remains an unmet medical need.

Recent studies from several independent investigators have demonstrated that over 70% of the risk of developing AMD (both dry and wet forms) corresponds to mutations in human complement genes, particularly the Factor H gene whose product is required for proper regulation of the complement cascade. Recently Apellis Pharmaceuticals (APL-2, a cyclic peptide that binds Complement Factor 3) announced positive statistically significant results from a randomized Phase 2 trial that APL-2 reduces geographic atrophy (GA) lesion growth associated with dry AMD using a monthly intravitreal injection over 12 months of therapy. This is the first clinical study to validate inhibition of complement, and specifically Complement Factor 3, as a treatment approach for GA associated dry AMD.

We have demonstrated that our novel unmodified anti-C3 proteases can clear C3 in the vitreous of primates and are well tolerated in single-dose studies. In October 2017, we announced a strategic research collaboration with Mosaic to develop intravitreal anti-complement factor 3 (C3) products for the treatment of dry AMD and other retinal diseases, allowing us to continue to focus our efforts and resources on advancing MarzAA and DalcA through Phase 2/3 and Phase 1/2 clinical trials, respectively. In December 2018, we amended our collaboration agreement with Mosaic to, among other things, include certain additional products. In collaboration with Mosaic we have created an extended half-life version of our anti-C3 protease CB 2782 with a 40 kDa linear PEG.  This Pegylated CB 2782 has indistinguishable enzymatic activity inactivating C3 at the same rate as unmodified CB 2782. We have successfully completed an in vivo intravitreal Rabbit PK study comparing Pegylated CB 2782 with CB 2782 and will report the results of the study at a scientific conference in 2019.

Our Strategy

Our goal is to build a clinical-stage biopharmaceutical company whose mission is to develop valuable therapies for individuals with hemophilia who need new or better treatment options. Key elements of our strategy to achieve this goal are to:

•

Advance the Clinical Development of our Lead Product Candidates: Our most advanced drug candidate, MarzAA, for the prophylactic treatment of hemophilia, has completed a Phase 1 intravenous dosing clinical trial evaluating safety and tolerability as well as pharmacokinetics, pharmacodynamics and coagulation activity. We have advanced MarzAA into the Phase 2/3 subcutaneous dosing clinical efficacy trial and anticipate completion of the Phase 2 trial by the end of this year.  We plan to conduct a global Phase 3 clinical study assessing reductions in ABR in 20-40 patients with hemophilia with six months of daily subcutaneous dosing of MarzAA. In addition, we are advancing DalcA, our next-generation Factor IX drug candidate in individuals with severe hemophilia B, into a Phase 2b 28-day subcutaneous dosing clinical study in the first quarter of 2019 and we expect the Phase 2b trial to be completed in the second half of 2019.

•

Build a Hemostasis Franchise: We intend to build on our recent clinical success of our Factor VIIa and Factor IX candidates by completing a Phase 2/3 clinical efficacy trial of our Factor VIIa program starting in 2019 and initiating a Phase 2b trial of our Factor IX product candidate in the first quarter of 2019. The combination of these two product candidates in later-stage clinical development may allow us to build a hemostasis franchise if these product candidates are approved.

•	Explore options for the Factor IX Gene Therapy Construct: We intend to explore a path forward for our Factor IX gene therapy program which may include research and/or development collaboration(s).
•

Find a partner for the C3 dry AMD program: We intend to continue developing our C3 dAMD program towards a pre-clinical candidate (including demonstrating PK/PD efficacy in a NHP model) and find a development and commercialization partner.

Collaborations

Pfizer

On June 29, 2009, we entered into a Research and License agreement with Wyeth Pharmaceuticals, Inc., which was subsequently acquired by Pfizer, whereby we and Pfizer collaborated on the development of novel human Factor VIIa products and we granted Pfizer the exclusive rights to develop and commercialize the licensed products on a worldwide basis. On April 2, 2015, Pfizer notified us that it was exercising its right to terminate the research and license agreement effective June 1, 2015. Accordingly, we revised the expected period of performance to end on June 1, 2015, and the deferred revenue balance was fully amortized as of that date. On December 8, 2016, we signed a definitive agreement related to the termination of the Pfizer Agreement. Pursuant to this termination agreement, Pfizer granted us an exclusive license to Pfizer’s proprietary rights for manufacturing materials and processes that apply to Factor VIIa variants, CB 813a and MarzAA. Pfizer also transferred to us the IND application and documentation related to the development, manufacturing and testing of the Factor VIIa products as well as the orphan drug designation.

Pursuant to this agreement, we agreed to make contingent cash payments to Pfizer in an aggregate amount equal to up to $17.5 million, payable upon the achievement of clinical, regulatory and commercial milestones. Following commercialization of any covered product, Pfizer would also receive a single-digit royalty on net product sales on a country-by-country basis for a predefined royalty term. In February 2018, we paid Pfizer a $1 million milestone payment based on the dosing of the first patient in the ongoing Phase 2 study, recorded as an R&D expense.

ISU Abxis

On December 13, 2018, we entered into an Amended and Restated License Agreement (the “A&R ISU Abxis Agreement”), effective as of December 17, 2018, with ISU Abxis, which amends and restates in full our License and Collaboration Agreement with ISU Abxis, dated as of September 16, 2013, as subsequently amended on October 31, 2014 and on December 7, 2016 (the “Original ISU Abxis Agreement”).  Pursuant to the A&R ISU Abxis Agreement, ISU Abxis will receive commercialization rights in South Korea to DalcA and the Company will receive clinical development and commercialization rights in the rest of world (excluding South Korea) and manufacturing development and manufacturing rights worldwide (including South Korea). The A&R ISU Abxis Agreement eliminates the profit-sharing arrangement in the Original ISU Abxis Agreement and provides for a low single-digit royalty payment to ISU Abxis, on a country-by-country basis, for net product sales of DalcA by the Company or its affiliates in each country other than South Korea. Pursuant to the A&R ISU Abxis Agreement, the Company will also make up to an aggregate of $19.5 million in milestone payments to ISU Abxis, inclusive of $2.5 million in regulatory and development milestone payments and up to $17 million in commercial milestone payments, if the applicable milestones are met.

Under the Original ISU Abxis Agreement, ISU Abxis paid us a non-refundable upfront signing fee of $1.75 million. ISU Abxis was also obligated, under the Original ISU Abxis Agreement, to make contingent cash payments to us of up to $2.75 million payable based upon the achievement of predefined development milestones, of which two were achieved for a total of $2.65 million as of December 31, 2018.

The A&R ISU Abxis Agreement contains customary representations, warranties, covenants and indemnification provisions. The A&R ISU Abxis Agreement may be terminated by either party, subject to applicable notice and/or cure periods, upon a material breach by or an event of bankruptcy relating to the other party or by mutual consent of both parties.

As of December 31, 2018, the cumulative aggregate payments received and recognized by us under the Original ISU Abxis Agreement were $2.65 million and we had made reimbursements of $0.2 million to ISU Abxis, associated with certain preclinical studies in 2018. The adoption of the new revenue standards resulted in a $0.2 million cumulative adjustment to the Company’s opening balance of accumulated deficit as of January 1, 2018. We had no deferred revenue balance as of December 31, 2018 related to the ISU Abxis collaboration.

Intellectual Property

We have established a broad intellectual property portfolio including patents and patent applications covering the identification, selection, optimization, and manufacture of human proteases, the composition of matter and methods of use of our product candidates and related technology, and other inventions that are important to our business.

We strive to protect the proprietary technologies that we believe are important to our business by seeking, maintaining and defending patent rights, whether developed internally or in conjunction with or in-licensed from third parties. We also rely on trade secrets relating to our proprietary technology platform and on know-how, continuing technological innovation and in-licensing opportunities to develop, strengthen, and maintain our proprietary position in the field of human protease engineering

As more fully described below, as of December 31, 2018, our patent portfolio included approximately 161 patents; including 15 issued U.S. patents and 146 foreign granted and accepted patents, and 5 U.S. patent applications, plus an additional 20 pending foreign patent applications. We also rely on trade secrets and careful monitoring of our proprietary information to protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection.

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

We are aware of a patent that issued in Europe (with counterparts in Australia, China, Israel, Mexico, Russia, South Korea and Ukraine) that includes a claim that may read on MarzAA. This patent expires in September 2021. An opposition proceeding with respect to this patent sustained the patent; we filed an appeal on November 11, 2016. There can also be no assurance whether the claims of such patent would be found to read on MarzAA even if a claim survives opposition. There is another patent family pending in the U.S. and Europe in which claims that may read on MarzAA have been filed. We, however, do not believe such claims, are patentable. If they were to issue, we would take appropriate action to challenge their enforceability and/or validity. There may be third-party patents or patent applications with claims to compositions of matter, materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our product candidates. Because patent applications can take many years to issue, there may be currently pending patent applications that may later result in issued patents that our product candidates may infringe.

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

All our patents and applications were internally developed and assigned to us, except for one pending South Korean patent application that is co-owned. Members of the 4902 family, directed to screening methods (4 patents, including 2 of the issued U.S. patents) are jointly owned with the Torrey Pines Institute for Molecular Studies, which licensed its interest to us. Our current patents and patent applications include:

•

69 patents, including 3 issued U.S. patents, and 4 patent applications, including 1 pending U.S. patent application, covering modified Factor VII polypeptides, such as our lead product candidate, MarzAA, and methods of production of modified Factor VII polypeptides. The U.S. patents, with patent term adjustment, expire in 2031 and 2029. The foreign patents and patent applications, if granted, expire, or are expected to expire, respectively, in 2028-2029.

•

18 patents, including 3 issued U.S. patents, and 10 patent applications, including 2 U.S. patent applications, covering modified Factor IX polypeptides, such as our clinical candidate DalcA. The U.S. patents and patent applications, including patent term adjustment, expire, or are expected to expire, respectively, in 2030-2032 and 2038, and the foreign patents and patent applications, if granted, expire, or are expected to expire, respectively, in 2031.

•

15 patents, including 2 issued U.S. patents, and 6 patent applications, covering improved Factor Xa variants and methods of production of improved Factor Xa variants. The issued patents and patent applications, if granted, including patent term adjustment, expire, or are expected to expire in 2033.

•

56 patents, including 5 issued U.S. patents, and 5 patent applications, including 2 U.S. patent applications, covering novel proteases. The U.S. patents and patent applications, including patent term adjustment, expire, or are expected to expire, respectively in 2025-2029 and 2038-2039, and the foreign patents and foreign patent applications, if granted, expire, or are expected to expire, in 2025-2027.

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

In the future, to the extent our product candidates including MarzAA, DalcA, and novel anti-C3 proteases receive approval by the FDA or foreign regulatory authorities, we expect to apply for patent term extensions on issued patents covering those products, depending upon the length of the clinical trials for each drug and other factors.

In addition to the intellectual property described above, we obtained the intellectual property related to a neural nicotinic receptor (“NNR”) portfolio from our business combination with Targacept, Inc. completed in August 2015 (See “Business Organization”). We completed the process of out-licensing, selling off and terminating the remaining NNR portfolio in 2016.

Manufacturing

We do not have any manufacturing facilities. We currently rely, and expect to continue to rely, on third parties for the manufacture of our product candidates for preclinical and clinical testing, as well as for the commercial manufacture of our product candidates that receive marketing approval. Pfizer was responsible for manufacturing MarzAA for clinical trials pursuant to our license and collaboration agreement with Pfizer.

On May 20, 2016, we signed a development and manufacturing services agreement with AGC Biologics, Inc. (“AGC”), formerly known as CMC ICOS Biologics, Inc., pursuant to which AGC will conduct manufacturing development of agreed upon product candidates. We will own all intellectual property developed in such manufacturing development activities that are specifically related to our product candidates and will have a royalty-free and perpetual license to use AGC’s intellectual property to the extent reasonably necessary to make these product candidates, including commercial manufacturing. In 2016 we commenced manufacturing activities for MarzAA, and together with AGC we have successfully manufactured MarzAA for the Phase 2 portion of a planned Phase 2/3 clinical trial. ISU Abxis was responsible for manufacturing DalcA, our next-generation Factor IX drug candidate, through the completion of the Phase 1/2 clinical trials, after which we will be responsible for manufacturing this product candidate. In February 2018 we entered into a statement of work for AGC for process transfer and clinical scale manufacturing of DalcA.

We have agreed to a total of $3.8 million in payments to AGC pursuant to the initial statement of work for MarzAA under the Agreement, and an additional $5.6 million for the statement of work for DalcA, in each case subject to completion of applicable work stages. In the event that clinical manufacturing batches need to be cancelled or rescheduled, we would be obligated to pay for a portion of AGC’s manufacturing fees less certain fees that AGC is able to mitigate. The initial term of the agreement is ten years or, if later, until all stages under outstanding statements of work have been completed. Either party may terminate the agreement in its entirety upon written notice of a material uncured breach or upon the other party’s bankruptcy, and we may terminate the agreement upon prior notice for any reason. In addition, each party may terminate the agreement in the event that the manufacturing development activities cannot be completed for technical or scientific reasons. As of December 31, 2018, we have $0.3 million in payment obligations to AGC remaining under the initial statement of work for MarzAA and $3.4 million in payment obligations related to DalcA.

On December 14, 2016, we signed a Master Services Agreement with Symbiosis Pharmaceutical Services Limited, pursuant to which Symbiosis will conduct Drug Product manufacturing development and, upon successful development of the manufacturing process, manufacture the Drug Product MarzAA that the Company intends to use in its clinical trials on a fee-for-services basis. We have completed the transfer of manufacturing technology from Pfizer to Symbiosis and together with Symbiosis have successfully manufactured MarzAA for our Phase 2/3 clinical trial.

Commercialization

We have not yet established a sales, marketing, or product distribution infrastructure for our other product candidates, which are still in preclinical or early clinical development. Except for ISU Abxis’ potential rights to commercialize DalcA in South Korea and our anti-C3 dry AMD program, we expect to retain commercial rights for our product candidates. We believe that it will be possible to access the United States hemophilia market through a focused, specialized sales force. We have not yet developed a commercial hemophilia strategy outside of the United States. At this time, we intend to partner our anti-C3 dry AMD program for global development and commercialization.

Competition

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

•

Factor VIIa Competition: Novo Nordisk’s NovoSeven RT is a recombinant Factor VIIa indicated for treatment of bleeding episodes. NovoSeven RT was approved by the FDA in 1999 for use in the treatment of individuals with hemophilia A or B with an inhibitor to Factor VIII or Factor IX. The treatment has since been approved for use in individuals with Factor VII deficiency and Glanzmann’s thrombasthenia. Takeda’s FEIBA is a plasma-based composition of coagulation factors indicated for on-demand and prophylactic use in the treatment of individuals with hemophilia A or B with an inhibitor to Factor VIII or Factor IX and has been on the market for more than 30 years. Roche’s Hemlibra, a bispecific Factor IXa-Factor X monoclonal antibody for routine prophylaxis in adults and children with hemophilia A with a Factor VIII inhibitor received approval from the FDA on November 16, 2017. Several other companies have competing products under development, including companies developing biosimilars of NovoSeven RT such as rEVO Biologics LF769, which has completed a Phase 3 clinical trial, Alnylam is developing an investigational RNAi therapeutic targeting antithrombin for the treatment of hemophilia which is in a Phase 3 clinical trial, CSL Behring is developing an albumin–linked Factor VIIa that has an extended half-life and is currently in a Phase 2/3 study and OPKO Biologics, whose recombinant Factor VIIa product may be administered subcutaneously, is in a Phase 1/2 clinical trial. Novo Nordisk, Bayer and Pfizer are also developing subcutaneously administered agents that neutralize Tissue Pathway Factor Inhibitor in mid-stage clinical trials.

•

Factor IX Competition: BeneFIX, a recombinant Factor IX indicated for treatment of individuals with hemophilia B, was approved in 1997 and is marketed by Pfizer, which, according to Pfizer’s Annual Report on Form 10-K, reported 2018 revenues of $0.6 billion. In addition, Alprolix, a Factor IX-Fc fusion product was approved in 2014 and is marketed by Sanofi Aventis and Swedish Orphan Biovitrum (SOBI - in Europe, Russia, North Africa and the Middle East) with 2018 revenues of $0.5 billion. CSL Behring announced that their biologics license application (BLA) for their Idelvion (rFIX) product was approved by the FDA on March 4, 2016 and we estimate their 2018 sales to be $0.4 billion. Novo Nordisk’s glycopegylated-Factor IX product RebinynÒ was approved by the FDA on May 31, 2017 but is not indicated for routine prophylaxis.

•

FIX Gene Therapy Competition: While there are no currently approved Factor IX gene therapy treatments for Hemophilia B, several companies, notably uniQure, Pfizer/Spark and Freeline are developing Factor IX gene therapy treatments and are in late stage clinical studies. Both uniQure and Pfizer/Spark (each use the Padua variant transgene) are in Phase 3 studies and Freeline (using a novel 2 mutation variant transgene, one of which is the Padua mutation) is in a Phase 2/3 study.

•

Dry AMD Competition: While there are no currently approved treatments for dry AMD that we believe would pose a long-term competitive risk, several companies, including Apellis, Ophthotech and Novartis are developing cyclic peptide, aptamer or antibody-based anti-complement product candidates for the treatment of dry AMD that are currently in Phase 3 (Apellis) or Phase 2 (Ophthotech and Novartis) studies. Of note, Apellis’ APL-2 (cyclic peptide that binds C3) demonstrated statistically significant efficacy in reducing the growth rate of geographic atrophy lesions associated with dry AMD in a randomized Phase 2 study with monthly intravitreal injections over a 12-month period. We are initiating proof-of-concept NHP primate studies in the first half of 2019.

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

Human clinical trials are typically conducted in three sequential phases that may overlap or be combined:

•

Phase 1: The product candidate is initially introduced into healthy human subjects and tested for safety. In the case of some products for severe or life-threatening diseases, especially when the product may be too inherently toxic to ethically administer to healthy volunteers, the initial human testing is often conducted in patients.

•

Phase 2: The product candidate is evaluated in a limited patient population to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted diseases and to determine dosage tolerance, optimal dosage and dosing schedule.

•

Phase 3: Clinical trials are undertaken to further evaluate dosage, clinical efficacy, potency, and safety in an expanded patient population at geographically dispersed clinical trial sites. These clinical trials are intended to establish the overall risk/benefit ratio of the product candidate and provide an adequate basis for product labeling.

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

Concurrently with clinical trials, companies usually complete additional animal studies and must also develop additional information about the physical characteristics of the biological product as well as finalize a process for manufacturing the product in commercial quantities in accordance with GMP requirements. To help reduce the risk of the introduction of adventitious agents with use of biological products, the PHS Act emphasizes the importance of manufacturing control for products whose attributes cannot be precisely defined. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other things, the sponsor must develop methods for testing the identity, strength, quality, potency and purity of the final biological product. Additionally, appropriate packaging must be selected and tested, and stability studies must be conducted to demonstrate that the biological product candidate does not undergo unacceptable deterioration over its shelf life.

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

Under the Prescription Drug User Fee Act, or PDUFA, as amended, each BLA must be accompanied by a significant user fee. The FDA adjusts the PDUFA user fees on an annual basis. PDUFA also imposes an annual product fee for biological products and an annual establishment fee on facilities used to manufacture prescription biological products. Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a small business. Additionally, no user fees are assessed on BLAs for products designated as orphan drugs, unless the product also includes a non-orphan indication.  MarzAA has been granted orphan drug designation for routine prophylaxis to prevent bleeding episodes in individuals with hemophilia A and B with inhibitors.

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

The FDA has agreed to certain review goals under PDUFA and aims to complete its review of 90% of standard BLAs within ten months from filing and 90% of priority BLAs within six months from filing. The FDA does not always meet its PDUFA goal dates for standard and priority BLAs and its review goals are subject to change from time to time. The review process and the PDUFA goal date may be extended by three months if the FDA requests, or the BLA sponsor otherwise provides, additional information or clarification regarding information already provided in the submission within the last three months before the PDUFA goal date.

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

We also must comply with the FDA’s advertising and promotion requirements, such as those related to direct-to-consumer advertising, the prohibition on promoting products for uses or in-patient populations that are not described in the product’s approved labeling (known as “off-label use”), industry-sponsored scientific and educational activities, and promotional activities involving the internet. Discovery of previously unknown problems or the failure to comply with the applicable regulatory requirements may result in restrictions on the marketing of a product or withdrawal of the product from the market as well as possible civil or criminal sanctions. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or after approval may subject an applicant or manufacturer to administrative or judicial civil or criminal sanctions and adverse publicity. FDA sanctions could include refusal to approve pending applications, withdrawal of an approval, clinical hold, warning or untitled letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, mandated corrective advertising or communications with doctors, debarment, restitution, disgorgement of profits, or civil or criminal penalties. Any agency or judicial enforcement action could have a material adverse effect on us.

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

Orphan Drug Designation

Under the Orphan Drug Act, the FDA may grant orphan drug designation to drugs intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the United States. Orphan drug designation must be requested before submitting a BLA. After the FDA grants orphan drug designation, the identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. MarzAA has been granted orphan drug designation for routine prophylaxis to prevent bleeding episodes in individuals with hemophilia A and B with inhibitors. Orphan drug designation does not convey any advantage in or shorten the duration of the regulatory review and approval process. If a product that has orphan drug designation subsequently receives FDA approval for the disease for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications to market the same drug for the same disease, except in limited circumstances, for seven years. These circumstances are an inability to supply the drug in sufficient quantities or a situation in which a new formulation of the drug has shown superior safety or efficacy or a major contribution to patient care. This exclusivity, however, could also block the approval of our product for seven years if a competitor obtains earlier approval of the same drug for the same indication.

Marketing Exclusivity and U.S. Patent Term Restoration

The Biologics Price Competition and Innovation Act, or BPCIA, amended the PHS Act to authorize the FDA to approve similar versions of innovative biologics, commonly known as biosimilars. A competitor seeking approval of a biosimilar must file an application to establish its molecule as highly similar to an approved innovator biologic, among other requirements. The BPCIA, however, bars the FDA from accepting biosimilar applications for four years after an innovator biological product receives initial marketing approval and from approving biosimilar applications for 12 years after an innovator biological product receives initial marketing approval. As innovative biological products, we believe that our products would receive this data protection if the FDA approves them for marketing.

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

Different pricing and reimbursement schemes exist in other countries. In the EU, governments influence the price of pharmaceutical products through their pricing and reimbursement rules and control of national health care systems that fund a large part of the cost of those products to consumers. Some jurisdictions operate positive and negative list systems under which products may only be marketed once a reimbursement price has been agreed. To obtain reimbursement or pricing approval, some of these countries may require the completion of clinical trials that compare the cost-effectiveness of a particular product candidate to currently available therapies. Other member states allow companies to fix their own prices for medicines but monitor and control company profits. NICE in the United Kingdom also requires consideration of cost-benefit analysis.  The downward pressure on health care costs has become very intense. As a result, increasingly high barriers are being erected to the entry of new products. In addition, in some countries, cross-border imports from low-priced markets exert a commercial pressure on pricing within a country.

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

Research and Development

Our research and development costs were $21.5 million and $12.8 million for the years ended December 31, 2018 and 2017, respectively. See “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional details regarding our research and development activities.

Employees

As of December 31, 2018, we had 21 full-time employees, 4 of whom have Ph.D. or M.D. degrees. Of these full-time employees, 10 employees are engaged in manufacturing and clinical development activities and 11 employees are engaged in finance, business development, facilities and general management. We have no collective bargaining agreements with our employees, and we have not experienced any work stoppages. We consider our relations with our employees to be good.

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

Available Information

We file electronically with the SEC, our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K pursuant to Section 13(a) or 15(d) of the Exchange Act. We make available on our website at www.catalystbiosciences.com, free of charge, copies of these reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

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

We are a clinical-stage biotechnology company, and we have not yet generated significant revenues. We have incurred net losses in each year since our inception in August 2002, including net losses of $30.1 million and $21.6 million for the years ended December 31, 2018 and 2017, respectively. As of December 31, 2018, we had an accumulated deficit of $203.3 million.

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

We have devoted most of our financial resources to research and development, including our preclinical development activities. We expect to continue to incur significant expenses and operating losses over the next several years. Our operating losses may fluctuate significantly from quarter to quarter and year to year. We are expected to continue to incur significant expenses and increasing operating losses for at least the next several years, and our expenses will increase substantially if and as we:

•	continue clinical development of MarzAA;
•	continue clinical development of DalcA (formerly CB 2679d/ISU304);
•	further develop the manufacturing process for our product candidates;
•	attract and retain skilled personnel;
•	seek regulatory and marketing approvals for any of our product candidates that successfully complete clinical studies;
•	establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain marketing approval;
•	seek to identify and validate additional product candidates;
•	acquire or in-license other product candidates and technologies;
•	make milestone or other payments under collaboration agreements, or any in-license agreements;
•	maintain, protect and expand our intellectual property portfolio;
•	create additional infrastructure to support operations as a public company and our product development and planned future commercialization efforts; and
•	experience any delays or other issues with any of the above.

In addition, in connection with the license granted to us by Pfizer, we agreed to make contingent cash payments to Pfizer in an aggregate amount equal to up to $17.5 million, payable upon the achievement of clinical, regulatory and commercial milestones, the timing of which is uncertain. Following commercialization of any Factor VIIa products, Pfizer would also receive a single-digit royalty on net product sales on a country-by-country basis for a predefined royalty term. See “Item 1—Business—Collaborations” in this Annual Report on Form 10-K.

In connection with the Amended and Restated License Agreement (the “A&R ISU Abxis Agreement”) with ISU Abxis, the Company will also make up to an aggregate of $19.5 million in milestone payments to ISU Abxis, inclusive of $2.5 million in regulatory and development milestone payment and up to $17 million in commercial milestone payment, if the applicable milestones are met. See “Item 1—Business—Collaborations” in this Annual Report on Form 10-K.

Further, in connection with an initial statement of work under the Development and Manufacturing Agreement that we have entered into with AGC, regarding the MarzAA manufacturing development project, we have agreed to a total of $3.8 million in payments to AGC, of which $3.5 million has been paid as of December 31, 2018, subject to the completion of work. We have also agreed to pay AGC approximately $5.6 million the process transfer and commercial scale cGMP manufacturing of DalcA, of which $2.2 million has been paid cumulatively as of December 31, 2018. See Item 1—Business—Manufacturing” in this Annual Report on Form 10-K.

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

We may need additional capital. If we are unable to raise sufficient capital, we will be forced to delay, reduce or eliminate product development programs.

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

In March 2016, we filed a shelf registration statement on Form S-3 with the SEC, which registration statement was declared effective on April 28, 2016 and allows us to offer up to $50 million of securities from time to time in one or more offerings (the “2016 Registration Statement”). Through a Capital on Demand™ Sales Agreement with JonesTrading Institutional Services LLC (“JonesTrading”), we sold an aggregate of 479,681 shares of common stock in the open market at a weighted-average selling price of $13.55 per share, for net proceeds (net of commissions) of $6.3 million through December 31, 2017, of which $5.5 million were sold in the year ended December 31, 2017. In addition, in December 2017, we sold an aggregate of 1,105,263 registered shares of common stock at a price to the public of $9.50 per share, for net proceeds to us, after deducting underwriting discounts and commissions and offering expenses payable by us, of approximately $9.7 million. Pursuant to the 2016 Registration

Statement, we may sell up to approximately $33 million in additional securities in one or more offerings. In addition, in January 2018, we filed a shelf registration statement with the SEC, which registration statement was declared effective on February 6, 2018 and allows us to offer up to $150 million of securities from time to time in one or more offerings (the “January 2018 Registration Statement”). On February 13, 2018, we sold an aggregate of 3,382,352 registered shares of common stock at a price to the public of $34.00 per share, for net proceeds to us, after deducting underwriting discounts and offering expenses payable by us, of approximately $106.8 million. Pursuant to the January 2018 Registration Statement, we may sell up to approximately $35 million in additional securities in one or more offerings. In addition, in December 2018, we filed a shelf registration statement with the SEC, which registration statement was declared effective on February 14, 2019, and allows us to offer up to $200 million of securities from time to time in one or more offerings (the “December 2018 Registration Statement”).

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

The failure of MarzAA or DalcA to achieve successful clinical trial endpoints, delays in clinical development, unanticipated adverse side effects, the cessation of clinical development or any other adverse developments or information related to MarzAA or DalcA would significantly harm our business, its prospects and the value of the company’s common stock. We expect to complete enrollment of a Phase 2/3 subcutaneous dosing trial of MarzAA in individuals with hemophilia A and B inhibitors this year. We plan to advance DalcA into a Phase 2b study. There is no guarantee that the results of further clinical trials of MarzAA or DalcA will be positive or will not generate unanticipated safety concerns. The Phase 1 clinical trial of MarzAA was a single-dose escalation trial that would not, compared to multi-dose trials, be expected to exclude the possibility of an immunological response to MarzAA in individuals who received the product candidate. While so far none of the patients in the Phase 2/3 subcutaneous dosing trial of MarzAA developed any inhibitory antibodies, there can be no assurance that such antibodies or other adverse events will not be observed in the future. Neutralizing antibodies have been observed in clinical trials of DalcA. If additional neutralizing antibodies or other adverse events in patients receiving either MarzAA or DalcA lead to concerns about patient safety, the long-term efficacy, or commercial viability of either product candidate, development of such product candidate could be halted. Even if the trials of MarzAA and DalcA are positive, each product candidate may require substantial additional trials and other testing before being approved for marketing.

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

Both MarzAA and DalcA are protein molecules which may cause the generation of antibodies in individuals who receive them. The Phase 1 clinical trial of MarzAA was a single-dose intravenous escalation trial that would not, compared with multi-dose trials or higher doses administered subcutaneously, be expected to exclude the possibility of an immunological response to MarzAA in individuals who received the product candidate. While no antibodies to MarzAA have been observed in a multi-dose subcutaneous Phase 2 portion of a Phase 2/3 trial, there can be no assurance such antibodies will not be observed in the future. Two patients who received DalcA subcutaneously following intravenous dosing developed neutralizing antibodies that inhibit the activity of DalcA. There can be no assurance that such antibodies will not be observed in the future, either in the patients who have already received DalcA or MarzAA, or in new patients. If clinical trials demonstrate a treatment-related neutralizing immunological response in individuals that causes safety concerns or would limit the efficacy of either product candidate, development of the product candidate could be halted.

MarzAA and DalcA are in early clinical trials, and all of our other product candidates are still in preclinical development. If we are unable to obtain regulatory clearance and commercialize our product candidates or experience significant delays in doing so, our business will be materially harmed.

MarzAA is in a Phase 2/3 clinical trial and DalcA has completed a Phase 1/2 clinical trial. All our other product candidates are still in preclinical development. Engineered protease biopharmaceuticals are a relatively new class of therapeutics. There can be no assurance as to the length of the trial period, the number of individuals the FDA will require to be enrolled in the trials to establish the safety, efficacy, purity and potency of the engineered protease products, or that the data generated in these trials will be acceptable to the FDA or foreign regulatory agencies to support marketing approval. Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our product candidates. The success of our product candidates will depend on several factors, including the following:

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

Our drug development programs and the potential commercialization of our product candidates will require substantial additional cash to fund expenses. We have previously relied on collaborators, such as Pfizer and ISU Abxis, to contribute to the development of our product candidates, and we are currently working with Mosaic to support the development of our dry AMD product candidates. We may seek one or more additional collaborators for the development and commercialization of one or more of our product candidates. For example, we may seek a new collaborator to develop MarzAA and might also seek collaborators for DalcA or our earlier stage programs. In addition, full development efforts on the use of our novel proteases for the treatment of dry AMD will likely involve significant cost, and we do not expect to conduct any such efforts except in collaboration with one or more partners who are willing to pay for such costs.

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

The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls over financial reporting and disclosure controls and procedures. In particular, as a public company, we are required to perform system and process evaluations and testing of our internal control over financial reporting to allow management and our independent registered public accounting firm to report on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Pursuant to Section 404 of the Sarbanes-Oxley Act, our independent registered public accounting firm is required to deliver an attestation report on the effectiveness of our internal control over reporting. In addition, our testing, or the subsequent testing in the future by our independent registered public accounting firm, may reveal deficiencies in our internal control over financial reporting that may be deemed to be material weaknesses. Our compliance with Section 404 will require that we incur substantial accounting expense and management time on compliance-related issues. Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, we could lose investor confidence in the accuracy and completeness of our financial reports, which could cause our stock price to decline.

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

We could also experience delays in obtaining approval if physicians encounter unresolved ethical issues associated with enrolling patients in clinical trials of our product candidates in lieu of prescribing existing treatments that have established safety and efficacy profiles given the serious nature of the diseases for the core indications for our product candidates. Additionally, a clinical trial may be suspended or terminated by us, the IRBs for the institutions in which the trials are being conducted, the Data Monitoring Committee for the trial, or by the FDA or other regulatory authorities for a number of reasons, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues, or adverse side effects, failure to demonstrate a benefit from using a product candidate, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. In addition, the FDA review and approval process could be delayed by any future shutdown of the U.S. government, and our development activities could be harmed or delayed as a result. If we experience termination of, or delays in the completion of, any clinical trial of our product candidates, our ability to commercialize our product candidates will be harmed and our ability to generate revenue will be materially impaired. Additionally, delays in completing trials will increase costs, slow down our product development and approval process, and impair our ability to commence product sales and generate revenue. Many of the factors that could create or lead to a delay in the commencement or completion of clinical trials may lead to the denial of regulatory approval for our product candidates.

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

In the United States and some foreign jurisdictions, there have been, and there may be, a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell any product candidates for which we obtain marketing approval. These changes could result from a number of different reasons, for example, a change in the U.S. Presidential Administration, and we cannot predict what these changes will be or their impact on our development and marketing activities or our operations or financial performance.

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

Since its enactment, there have been judicial and Congressional challenges to certain aspects of the PPACA, and we expect there will be additional challenges and amendments to the Affordable Care Act in the future. The new Presidential Administration and U.S. Congress will likely continue to seek to modify, repeal, or otherwise invalidate all, or certain provisions of, the PPACA. It is uncertain the extent to which any such changes may impact our business or financial condition. In addition, individual states in the United States have also become increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical product and medical device pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. For example, in October 2017, California passed a new law, which became effective in January 2019, which will require transparency from biopharmaceutical companies regarding price increases for prescription drugs. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and medical devices to purchase and which suppliers will be included in their prescription drug and other healthcare programs. We expect that the PPACA, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we or our collaborators may receive for any approved product. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our products.

Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. We cannot be sure whether additional legislative changes will be enacted, or whether the FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of our product candidates, if any, may be. In addition, increased scrutiny by the U.S. Congress of the FDA’s approval process or any future shutdown of the U.S. government, including the FDA, may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post-marketing testing and other requirements.

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

If any of our product candidates receives marketing approval, we may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community. For example, current hemophilia treatments like intravenous NovoSeven RT are well established in the medical community, and doctors may continue to rely on these treatments. If our product candidates do not achieve an adequate level of acceptance, we may not generate significant product revenues and we may not become profitable. The degree of market acceptance of our product candidates, if approved for commercial sale, will depend on several factors, including:

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

MarzAA and DalcA are not expected to be commercially available for several years, if at all. Further, the commercial success of either product candidate will depend upon its acceptance by physicians, individuals, third-party payors and other key decision-makers as a therapeutic and cost-effective alternative to products available at the time, which may include competing products currently under development by others. See “We face substantial competition that may result in others discovering, developing or commercializing products before or more successfully than we do.” If we are unable to successfully develop, obtain regulatory approval in a timely manner (including due to reasons that are beyond our control such as changes in regulations or a shutdown of the federal government, including the FDA) for and commercialize MarzAA or DalcA, our ability to generate revenue from product sales will be significantly delayed and our business will be materially and adversely affected, and we may not be able to earn sufficient revenues to continue as a going concern.

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

We have not yet established a sales, marketing or product distribution infrastructure for our other product candidates, which are still in preclinical or early clinical development. Except for ISU Abxis’ rights to commercialize DalcA in South Korea, we generally expect to retain commercial rights for the company’s hemophilia product candidates. We believe that it will be possible to access the United States hemophilia market through a focused, specialized sales force. However, we have not yet developed a commercial strategy for hemophilia products outside of the United States, or for any other of our product candidates. To achieve commercial success for any product for which we obtain marketing approval, we will need to establish a sales and marketing organization within the United States and to develop a strategy for sales outside of the United States.

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

Specifically, there are a large number of companies developing or marketing treatments for hemophilia, including many major pharmaceutical and biotechnology companies, including Novo Nordisk, which has developed NovoSeven RT, a human recombinant coagulation Factor VIIa indicated for treatment of bleeding episodes that has been approved for use in treatment of hemophilia A or B individuals with inhibitors to Factor VIII or Factor IX and in individuals with Factor VII deficiency and Glanzmann’s thrombasthenia, Baxter, which has developed BAX 817, a biosimilar of NovoSeven RT that recently completed an intravenous Phase 3 clinical trial and has filed for marketing approval, Roche, which is marketing Hemlibra ACE910/Emicizumab, a recombinant humanized bispecific antibody that binds to activated Factor IX and Factor X mimicking the cofactor function of Factor VIIIa, that has been approved by the FDA to treat hemophilia A with inhibitors and is administered subcutaneously, Alnylam/Sanofi, which is developing an investigational subcutaneously administered RNAi therapeutic targeting antithrombin III, fitusiran, for the treatment of hemophilia and OPKO Biologics, whose recombinant Factor VIIa product that may also be administered subcutaneously has completed a part 1 of a planned Phase 1/2 clinical trial. There are numerous marketed factor IX-based products that are used to replace Factor IX intravenously. CSL Behring is developing its marketed product Idelvion an albumin-linked Factor IX for subcutaneous administration. We are also aware of many companies focused on developing gene therapies that may compete with our planned hemophilia B indication, as well as several companies addressing other methods for modifying genes and regulating gene expression. Alnylam/Sanofi is developing an investigational RNAi therapeutic targeting antithrombin III, fitusiran and Pfizer, Novo Nordisk, Green Cross and Bayer are developing antibodies that inhibit Tissue Factor Pathway inhibitor (“TFPI”), and Apcintex has a serpine directed against Activated Protein C, all for the treatment of all forms of hemophilia.

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

Our current trading volumes are modest, and sales of a substantial number of shares of our common stock in the public market, or the perception that these sales could occur, could cause the market price to decline. We have effective registration statements on Form S-3 that enable us to sell up to $268 million in securities. Any additional sales in the public market of our common stock or other securities under these shelf registration statements could adversely affect prevailing market prices for our common stock. In addition, we have outstanding options to purchase 1,361,977 shares of common stock at a weighted average exercise price of $12.04 as of December 31, 2018. If such options are exercised and the shares are sold into the open market, such sales also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. Conversion or exercise of these securities into shares of our common stock will cause dilution to the other holders of our common stock, and all such stock may be sold in the public market after conversion or exercise, subject to restrictions under the securities laws, which may lead to a decline in the market price of our common stock.

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

We have been a “smaller reporting company” as defined in the Securities Exchange Act of 1934, and thus have been allowed to provide simplified executive compensation disclosures in our filings. We have also had certain other decreased disclosure obligations in our SEC filings. We cannot predict whether investors find our common stock less attractive because of our reliance on any of these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

Our corporate headquarters is in South San Francisco, California, where we lease approximately13,232 rentable square feet of space. The term of the lease is five years and two months, starting February 16, 2018.

We believe that our existing facilities are adequate for our current needs.

Item 3.	LEGAL PROCEEDINGS

We are not currently a party to any material litigation or other material legal proceedings.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Catalyst Biosciences, Inc. commenced trading on the Nasdaq Capital Market under the symbol “CBIO.” The following table sets forth for the periods indicated the high and low sales price per share of our common stock as reported on Nasdaq for the quarterly periods indicated:

Year Ended December 31, 2018:	High	Low
First Quarter	$35.60	$14.18
Second Quarter	28.88	9.11
Third Quarter	12.44	9.35
Fourth Quarter	11.28	6.59

Year Ended December 31, 2017:	High	Low
First Quarter	$15.01	$4.73
Second Quarter	8.87	3.74
Third Quarter	5.10	3.19
Fourth Quarter	13.69	4.52

Holders of Common Stock

As of March 4, 2019, there were approximately 65 holders of record of our common stock. In addition, a substantially greater number of stockholders may be “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.

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

Our most advanced program, a subcutaneously administered, next-generation engineered coagulation Factor VIIa, MarzAA, has completed enrollment of the Phase 2 portion of a Phase 2/3 subcutaneous dosing trial in individuals with hemophilia with an inhibitor. The Phase 2 portion of the open-label subcutaneous efficacy trial was designed to evaluate the ability of MarzAA to eliminate, or minimize, spontaneous bleeding episodes in individuals with hemophilia A or B with inhibitors and was initiated in December 2017. The trial has completed enrollment of 11 individuals with hemophilia and an inhibitor across six clinical trial sites globally. MarzAA has also successfully completed an intravenous Phase 1 clinical trial evaluating the pharmacokinetics, pharmacodynamics and coagulation activity in individuals with severe hemophilia A and B with and without an inhibitor. We will also initiate a subcutaneous Phase 1 pharmacokinetics, pharmacodynamics study in the second quarter of 2019 and expect the study to conclude in the fourth quarter of 2019. MarzAA has been granted orphan drug designation by the FDA for routine prophylaxis to prevent bleeding episodes in individuals with hemophilia A or B with inhibitors. We expect to complete the Phase 2 open-label subcutaneous efficacy trial in the second half of 2019 and plan to conduct a global Phase 3 clinical study in 2020 assessing reductions in ABR in 20-40 patients with hemophilia with pre-dosing observation and six months of daily subcutaneous dosing of MarzAA.

Our next most advanced hemophilia program, a next-generation engineered coagulation Factor IX, DalcA (formerly CB 2679d/ISU304), has completed a Phase 1/2 subcutaneous dosing trial in South Korea, that evaluated the safety and efficacy of DalcA in individuals with severe hemophilia B, sponsored by our collaborator, ISU Abxis. The objective of this study was to demonstrate the feasibility of increasing Factor IX activity trough levels from ~1% (severe hemophilia) to >12% (mild hemophilia with a reduced chance of spontaneous joint bleeds) with daily subcutaneous injections. DalcA has been granted orphan drug designation by the FDA and orphan medicinal product designation by the COMP of the EC. We plan to initiate a Phase 2b trial that will include 28 days of daily subcutaneous dosing in six subjects in the first quarter of 2019 and we expect the Phase 2b trial to be completed in the second half of 2019. Based on the efficacy data that we have previously shown in which subjects achieved high mild hemophilia FIX activity, we believe that DalcA has the potential to provide a conveniently-dosed subcutaneous prophylactic treatment option for those suffering from hemophilia B.

We are currently focused on the clinical development of our improved, next-generation enhanced potency Factor VIIa (MarzAA) and Factor IX variants (DalcA) for subcutaneous prophylaxis. We have three additional assets, a FIX gene therapy construct CB 2679d-GT that has demonstrated 3-fold higher activity and 4-5 fold faster clotting time in a preclinical hemophilia B model compared with the Padua variant of FIX that is in clinical development by others, a Factor Xa pro-coagulant and a novel anti-C3 protease program for dry AMD, CB 2782 for which we have a strategic research collaboration with Mosaic and intend to out-license.

The lead Factor Xa pro-coagulant molecule has demonstrated efficacy in preclinical bleeding models and have the potential to be used as a universal procoagulant. We have delayed initiating further work on our Factor Xa therapeutic program at this time to focus our efforts on the Factor VIIa and Factor IX clinical programs.

The novel anti-C3 protease targets the complement cascade, a series of naturally occurring molecular processes that play a central role in the body’s inflammatory and immune response. In October 2017, we announced a strategic research collaboration with Mosaic, a related party, to develop intravitreal anti-complement factor three (C3) products for the treatment of dry AMD and other retinal diseases. In December 2018, we amended our collaboration agreement with Mosaic to, among other things, include certain additional products. The transaction was reviewed by disinterested members of our board of directors and approved by our audit committee. Expenses related to the collaboration were $1.3 million and $0.03 million for the years ended December 31, 2018 and 2017, respectively. We intend to find a partner for this program.

Based on industry reports and company reported sales, we estimate the 2018 global market opportunity for MarzAA and DalcA to be approximately $2.2 billion and $1.5 billion, respectively. Annual worldwide sales in 2018 for FDA-approved recombinant protease products for individuals with hemophilia A or B and an inhibitor were approximately $1.2 billion and approximately $2.2 billion when including prothrombin complex concentrate and bispecific antibody products. We are focused on advancing MarzAA through Phase 2/3 and DalcA through Phase 2b and potential Phase 3 clinical trials.

Transactions with related parties, including the transaction referred to above, are reviewed and approved by independent members of our Board of Directors in accordance with our Code of Business Conduct and Ethics.

On June 29, 2009, we entered into a Research and License agreement with Wyeth Pharmaceuticals, Inc., which was subsequently acquired by Pfizer, whereby we and Pfizer collaborated on the development of novel human Factor VIIa products and we granted Pfizer the exclusive rights to develop and commercialize the licensed products on a worldwide basis. On April 2, 2015, Pfizer notified us that it was exercising its right to terminate the research and license agreement effective June 1, 2015. Accordingly, we revised the expected period of performance to end on June 1, 2015, and the deferred revenue balance was fully amortized as of that date. On December 8, 2016, we signed a definitive agreement related to the termination of the Pfizer Agreement. Pursuant to this termination agreement, Pfizer granted us an exclusive license to Pfizer’s proprietary rights for manufacturing materials and processes that apply to Factor VIIa variants, CB 813a and MarzAA. Pfizer also transferred to us the IND application and documentation related to the development, manufacturing and testing of the Factor VIIa products as well as the orphan drug designation.

Pursuant to this agreement, we agreed to make contingent cash payments to Pfizer in an aggregate amount equal to up to $17.5 million, payable upon the achievement of clinical, regulatory and commercial milestones. Following commercialization of any covered product, Pfizer would also receive a single-digit royalty on net product sales on a country-by-country basis for a predefined royalty term. In February 2018, we paid Pfizer a $1 million milestone payment based on the dosing of the first patient in the ongoing Phase 2 study, recorded as an R&D expense.

On December 13, 2018, we entered into an Amended and Restated License Agreement (the “A&R ISU Abxis Agreement”), effective as of December 17, 2018, with ISU Abxis, which amends and restates in full our License and Collaboration Agreement with ISU Abxis, dated as of September 16, 2013, as subsequently amended on October 31, 2014 and on December 7, 2016 (the “Original ISU Abxis Agreement”).  Pursuant to the A&R ISU Abxis Agreement, ISU Abxis will receive commercialization rights in South Korea to DalcA and the Company will receive clinical development and commercialization rights in the rest of world (excluding South Korea) and manufacturing development and manufacturing rights worldwide (including South Korea). The A&R ISU Abxis Agreement eliminates the profit-sharing arrangement in the Original ISU Abxis Agreement and provides for a low single-digit royalty payment to ISU Abxis, on a country-by-country basis, for net product sales of DalcA by the Company or its affiliates in each country other than South Korea. Pursuant to the A&R ISU Abxis Agreement, the Company will also make up to an aggregate of $19.5 million in milestone payments to ISU Abxis, inclusive of $2.5 million in regulatory and development milestone payment and up to $17 million in commercial milestone payment, if the applicable milestones are met.

Under the Original ISU Abxis Agreement, ISU Abxis paid us a non-refundable upfront signing fee of $1.75 million. ISU Abxis was also obligated, under the Original ISU Abxis Agreement, to make contingent cash payments to us of up to $2.75 million payable based upon the achievement of predefined development milestones, of which two were achieved for a total of $2.65 million as of December 31, 2018.

The A&R ISU Abxis Agreement contains customary representations, warranties, covenants and indemnification provisions. The A&R ISU Abxis Agreement may be terminated by either party, subject to applicable notice and/or cure periods, upon a material breach by or an event of bankruptcy relating to the other party or by mutual consent of both parties.

As of December 31, 2018, the cumulative aggregate payments received and recognized by us under the Original ISU Abxis Agreement were $2.65 million and we had made reimbursements of $0.2 million to ISU Abxis, associated with certain preclinical studies in 2018. The adoption of the new revenue standards resulted in a $0.2 million cumulative adjustment to the Company’s opening balance of accumulated deficit as of January 1, 2018. We had no deferred revenue balance as of December 31, 2018 related to the ISU Abxis collaboration.

We have no products approved for commercial sale and have not generated any revenue from product sales. From inception to December 31, 2018, we have raised net cash proceeds of approximately $373.0 million, primarily from private placements of convertible preferred stock and the proceeds from our merger with Targacept in addition to issuances of shares of common stock and warrants and payments received from collaboration agreements. The cash proceeds raised do not include the redeemable convertible notes (“Notes”) which matured on February 19, 2018 and the remaining Notes were repaid in full with cash from the restricted cash indenture and an immaterial amount were converted to common stock. The Company has no outstanding Notes remaining as of December 31, 2018.

We have never been profitable and have incurred significant operating losses in each year since inception. Our net losses were $30.1 million and $21.6 million for years ended December 31, 2018 and 2017, respectively. As of December 31, 2018, we had an accumulated deficit of $203.3 million. Substantially all our operating losses resulted from expenses incurred in our research and development programs and from general and administrative costs associated with our operations.

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

Recent Developments

On December 21, 2018, we filed a shelf registration statement with the SEC, which registration statement was declared effective on February 14, 2019, and allows us to offer up to $200 million of securities from time to time in one or more offerings.

Financial Operations Overview

Contract Revenue

We enter into collaboration arrangements that may include the receipt of payments for up-front license fees, success-based milestone payments, full time equivalent based payments for research services, product supplies, and royalties on any future sales of commercialized products that result from the collaborations. We have not generated any revenue from commercial product sales to date. ISU Abxis represents 100% of our total contract revenue for the year ended December 31, 2018 and 2017.

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

Research and development expenses consist primarily of the following:

•	employee-related expenses, which include salaries, benefits and stock-based compensation;
•	laboratory and vendor expenses, including payments to consultants, related to the execution of preclinical, non-clinical, and clinical studies;
•	the cost of acquiring and manufacturing preclinical and clinical materials and developing manufacturing processes;
•	The cost of acquiring comparator drugs for our research studies;
•	clinical trial expenses, including costs of third-party clinical research organizations;
•	performing toxicity studies; and
•	facilities and other allocated expenses, which include direct and allocated expenses for rent and maintenance of facilities, depreciation and amortization expense and other supplies.

The following table summarizes our research and development expenses during the years ended December 31, 2018 and 2017 (in thousands).

	Year Ended December 31,
	2018	2017
Personnel costs	$4,366	$2,219
Preclinical research	3,457	1,855
Clinical manufacturing	12,745	7,959
Facility and overhead	906	814
Total research and development expenses	$21,474	$12,847

The largest component of our total operating expenses has historically been our investment in research and development activities, including the clinical development of our product candidates. We are currently focusing substantially all our resources and development efforts on our two clinical stage programs. Our internal resources, employees and infrastructure are not directly tied to individual product candidates or development programs. As such, we do not maintain information regarding these costs incurred for these research and development programs on a project-specific basis.

We expect our aggregate research and development expenses will increase during the next year as we continue the preclinical, manufacturing and clinical development of our product candidates, particularly the manufacturing and clinical development costs of MarzAA and DalcA. While ISU has previously been responsible for clinical and development expenses for DalcA under our agreement with them, their funding obligations have expired, and we are assuming responsibility for these expenses in the future.

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

We have agreed to a total of $3.8 million in payments to AGC pursuant to the initial statement of work for MarzAA under the Agreement, and an additional $5.6 million for the statement of work for DalcA, in each case subject to completion of applicable work stages. In the event that clinical manufacturing batches need to be cancelled or rescheduled, we would be obligated to pay for a portion of AGC’s manufacturing fees less certain fees that AGC is able to mitigate. The initial term of the agreement is ten years or, if later, until all stages under outstanding statements of work have been completed. Either party may terminate the agreement in its entirety upon written notice of a material uncured breach or upon the other party’s bankruptcy, and we may terminate the agreement upon prior notice for any reason. In addition, each party may terminate the agreement in the event that the manufacturing development activities cannot be completed for technical or scientific reasons. As of December 31, 2018, we have $0.3 million in payment obligations to AGC remaining under the initial statement of work for MarzAA and $3.4 million in payment obligations related to DalcA.

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

Interest and Other Income, Net

Interest and other income consist primarily of interest income on our investment portfolio and milestone payments received under an agreement associated with neuronal nicotinic receptor (“NNR”) assets sold in 2016.

Results of Operations

The following tables set forth our results of operations data for the periods presented (in thousands):

	Year Ended December 31,
	2018	2017	Change ($)	Change (%)
Contract revenue	$6	$1,018	$(1,012)	(99)%
Operating expenses:
Research and development	21,474	12,847	8,627	67%
General and administrative	12,354	9,993	2,361	24%
Total operating expenses	33,828	22,840	10,988	48%
Loss from operations	(33,822)	(21,822)	(12,000)	55%
Interest and other income	3,767	261	3,506	1343%
Net loss	$(30,055)	$(21,561)	$(8,494)	39%

Contract revenue

Contract revenue was $0.01 million and $1.0 million during the years ended December 31, 2018 and 2017, respectively, a decrease of $1.0 million, or 99%. The decrease was due to the amortization of milestone payments received in 2017 from ISU Abxis under our collaboration agreement.

Research and Development Expenses

Research and development expenses were $21.5 million and $12.8 million during the years ended December 31, 2018 and 2017, respectively, an increase of $8.6 million, or 67%. The increase was due primarily to an increase of $5.7 million related to DalcA expenses, $1.4 million anti-complement dry AMD expense, $2.1 million personnel related expenses as a result of increased employees and non-cash stock-based compensation costs. The increase was partially offset by a decrease of $0.6 million in MarzAA expense.

Based on our current programs and related commitments, we expect our research and development expenses for the year ending December 31, 2019 to increase materially compared with 2018, due primarily to costs associated with clinical trials and manufacturing for MarzAA and DalcA. Through the completion of the Phase 1 clinical study of DalcA, ISU Abxis was responsible for manufacturing and clinical development expenses for this product candidate.  Pursuant to our collaboration agreement with ISU Abxis, we are responsible for the Phase 2b trial that is expected to start in the first quarter of 2019.

General and Administrative Expenses

General and administrative expenses were $12.4 million and $10.0 million during the years ended December 31, 2018 and 2017, respectively, an increase of $2.4 million, or 24%. The increase was due primarily to an increase in personnel-related costs as a result of increased employees and non-cash stock-based compensation costs.

Interest and Other Income

Interest and other income were $3.8 million and $0.3 million during the years ended December 31, 2018 and 2017, respectively, an increase of $3.5 million, or 1,343%. The increase was due primarily to a $2.0 million increase in interest income resulting from a higher cash balance resulting from our 2018 financing of $111.3 million, and a $1.5 million increase in miscellaneous income from a milestone payment received from the sale of NNR asset.

Recent Accounting Pronouncements

Accounting Pronouncements Recently Adopted

In November 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-18, Restricted Cash, which requires amounts generally described as restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the total beginning and ending amounts for the periods shown on the statement of cash flows. We adopted ASU 2016-18 effective January 1, 2018, using a retrospective transition method to each period presented. The adoption of this ASU changed previously reported amounts in the condensed consolidated statement of cash flows for the year ended December 31, 2017, by increasing our cash flows from financing activities by $5.3 million as compared to previously reported amounts for the prior year period.

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

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments – Overall (Topic 825-10), which updates certain aspects of recognition, measurement, presentation and disclosure of financial instruments. Subsequently, in February 2018, the FASB issued ASU No. 2018-03, Technical Corrections and Improvements to Financial Instruments - Overall (Topic 825-10), which includes provisions to accounting for equity investments, financial liabilities under the fair value option and presentation and disclosure requirements for financial instruments. The amended guidance requires equity securities, except for those accounted for under the equity method of accounting, with determinable fair values to be measured at fair with changes in fair value recognized in net income (loss). We adopted ASU 2016-01 and 2018-03 effective January 1, 2018, and this guidance did not have a material impact on our financial statements, as we only have debt securities.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. Originally, entities were required to adopt ASU 2016-02 using a modified retrospective approach at the beginning of the earliest comparative period presented in the financial statements and the recognition of a cumulative-effect adjustment to the opening balance of retained earnings.  The FASB subsequently issued ASU No. 2018-10 and 2018-11 in July 2018, which provide clarifications and improvements to ASU 2016-02 (collectively, the “new lease standard”).

ASU No. 2018-11 also provides the optional transition method which allows companies to apply the new lease standard at the adoption date instead of at the earliest comparative period presented and continue to apply the provisions of the previous lease standard in its annual disclosures for the comparative periods.  The new lease standard requires lessees to present a right-of-use asset and a corresponding lease liability on the balance sheet. Lessor accounting is substantially unchanged compared to the current accounting guidance. Additional footnote disclosures related to leases will also be required.

On January 1, 2019, we adopted the new lease standard using the optional transition method. The comparative financial information will not be restated and will continue to be reported under the previous lease standard in effect during those periods. In addition, the new lease standard provides a number of optional practical expedients in transition. We elected the package of practical expedients. As such, we will not reassess whether expired or existing contracts are or contain a lease; will not need to reassess the lease classifications or reassess the initial direct costs associated with expired or existing leases. We did not elect the use-of-hindsight or the practical expedient pertaining to land easements; the latter not being applicable to us.

The new lease standard also provides practical expedients for an entity’s ongoing accounting. We elected the short-term lease recognition exemption for all leases that qualify. This means, for those leases that qualify, we will not recognize right of use assets or lease liabilities, and this includes not recognizing right of use assets or lease liabilities for existing short-term leases of those assets in transition.  We elected the practical expedient to not separate lease and non-lease components for certain classes of assets.

On January 1, 2019, we expect to recognize right of use assets of $2.5 million and lease liabilities of $2.3 million. We do not expect the adoption of the new lease standard to impact our consolidated statement of operations or our consolidated statement of cash flows.

In June 2018, the FASB issued ASU No. 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. The ASU aligns the measurement and classification guidance for share-based payments to nonemployees with the guidance for share-based payments to employees, with certain exceptions. Under the new standard, equity-classified share-based payment awards issued to nonemployees will be measured on the grant date, instead of the current requirement to remeasure the awards through the performance completion date. We adopted ASU 2018-07 effective January 1, 2019 and this guidance did not have a material impact on our financial statements.

Liquidity and Capital Resources

As of December 31, 2018, we had $120.1 million of cash, cash equivalents and short-term investments. During the year ended December 31, 2018, we had a $30.1 million net loss and $28.6 million cash used in operating activities. We have an accumulated deficit of $203.3 million as of December 31, 2018. Our primary uses of cash are to fund operating expenses, including research and development expenditures and general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in its outstanding accounts payable and accrued expenses.

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

The following table summarizes our cash flows for the periods presented (in thousands):

	Year Ended December 31,
	2018	2017
Cash used in operating activities	$(28,553)	$(19,940)
Cash used in investing activities	(71,321)	(11,195)
Cash provided by financing activities	111,332	21,082
Net increase (decrease) in cash and cash equivalents	$11,458	$(10,053)

Cash Flows from Operating Activities

Cash used in operating activities for the year ended December 31, 2018 was $28.6 million, due primarily to a net loss of $30.1 million, partially offset by non-cash charges of $2.6 million were recorded for stock-based compensation, the change in our net operating assets and liabilities of $1.4 million due primarily to a $2.9 million increase in prepaid and other current assets, $0.9 million increase in accrued compensation and other accrued liabilities and $0.5 million increase in accounts payable.

Cash used in operating activities for the year ended December 31, 2017 was $19.9 million, due primarily to a net loss of $21.6 million, partially offset by the change in our net operating assets and liabilities of $0.6 million due primarily to a $1.3 million increase in accrued compensation and other accrued liabilities, partially offset by a $0.4 million decrease in prepaid and other current assets. Non-cash charges of $0.9 million were recorded for stock-based compensation.

Cash Flows from Investing Activities

Cash used in investing activities for the year ended December 31, 2018 was $71.3 million, due primarily to $198.9 million in purchases of investments and 0.4 million purchase of property and equipment, partially offset by proceeds from maturities of investments of $128.0 million.

Cash used in investing activities for the year ended December 31, 2017 was $11.2 million, due primarily to $25.5 million in purchases of investments, partially offset by proceeds from maturities of investments of $14.3 million.

Cash flows from Financing Activities

Cash provided by financing activities for the year ended December 31, 2018 was $111.3 million, due primarily to $106.8 million in net proceeds from the issuance of common stock related to our underwritten public offering in February 2018, $9.5 million in proceeds from the exercise of common stock warrants, partially offset by $5.1 million payments for the redemption of the redeemable convertible notes.

Cash provided by financing activities for the year ended December 31, 2017 was $21.1 million, due primarily to $18.6 million in net proceeds from the issuance of preferred stock, common stock and warrants related to our underwritten public offering in April 2017, $9.7 million in net proceeds from issuance of common stock related to our underwritten public offering in December 2017, $5.3 million in net proceeds from issuance of common stock in Capital on Demand transactions and $1.8 million in proceeds from the exercise of common stock warrants which was offset by payments of $14.3 million related to the redemption of such notes.

Contractual Obligations

The following table summarizes our fixed contractual obligations as of December 31, 2018 (in thousands):

	Payments due by period
	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Contractual Obligations:
Operating lease obligations(1)	$571	$1,809	$209		$2,589
AGC Manufacturing obligations(2)	3,716				3,716
Total contractual obligations(3)(4)	$4,287	$1,809	$209	$—	$6,305

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

(3)	We may be obligated to pay Pfizer certain milestone payments up to $17.5 million. We may be obligated to pay ISU Abxis $19.5 million. Timing and certainty are unknown and therefore not included here.
(4)

We had unrecognized tax benefits in the amount of $1,573 million as of December 31, 2018 related to uncertain tax positions. However, there is uncertainty regarding when these benefits will require settlement, so these amounts were not included in the contractual obligations table above.

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

Revenue Recognition

Effective January 1, 2018, we adopted Accounting Standards Codification (“ASC”) 606 using the modified retrospective method through a cumulative adjustment to equity, which resulted in an immaterial $0.2 million decrease to our opening balance of accumulated deficit as of January 1, 2018. We enter into collaboration arrangements that may include the receipt of payments for up-front license fees, success-based milestone payments, full time equivalent based payments for research services, product supplies, and royalties on any future sales of commercialized products that result from the collaborations.

In determining the appropriate amount of revenue to be recognized as it fulfills its obligations under its agreements, we perform the following steps: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations based on estimated selling prices; and (v) recognition of revenue when we satisfy each performance obligation.

At the inception of each arrangement that includes variable consideration such as development milestone payments, we evaluate whether the milestones are considered probable of being reached and estimates the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price which is then allocated to each relevant performance obligation. Milestone payments that are not within our control or the licensee, such as regulatory approvals, are not considered probable of being achieved until those approvals are received.

As part of the accounting for these arrangements, we must develop assumptions that require judgment to determine the timing of recognition and the stand-alone selling price for each performance obligation identified in the contract. We use key assumptions to determine the stand-alone selling price, which may include forecasted revenues, development timelines, reimbursement rates for personnel costs, discount rates and probabilities of technical and regulatory success.

Estimated selling prices for licenses are calculated using the residual approach if we have not yet established a price for such license and the license has not previously been sold on a standalone basis. Otherwise, selling prices for licenses are determined using an income approach model and include key assumptions such as: development timeline, revenue forecast, commercialization expenses, discount rate and probabilities of technical and regulatory success. To estimate selling prices for research services and product supply, we use a cost-plus margin approach.

Accrued Research and Development Expenses

We record accrued expenses for estimated costs of our research and development activities conducted by external service providers, which include the conduct of preclinical studies and clinical trials and contract manufacturing activities. We record the estimated costs of research and development activities based upon the estimated amount of services provided but not yet invoiced and includes these costs in accrued liabilities in the balance sheet and within research and development expense in the consolidated statement of operations. These costs are a significant component of our research and development expenses. We record accrued expenses for these costs based on the estimated amount of work completed and in accordance with agreements established with these external service providers.

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

Determining the fair value of stock-based awards at the grant date requires judgment. We use the Black-Scholes option-pricing model to determine the fair value of stock options. The determination of the grant date fair value of options using an option-pricing model is affected by our assumptions regarding a number of variables including the fair value of our common stock, our expected common stock price volatility over the expected life of the options, expected term of the stock option, risk-free interest rates and expected dividends. We record stock-based compensation as a compensation expense, net of the forfeited awards. We elected to account for forfeitures when they occur. As such, we recognize a stock-based compensation expense only for those stock-based awards that are expected to vest, over their requisite service period, based on the vesting provisions of the individual grants. See Note 9 to our consolidated financial statements included in this Annual Report on Form 10-K for more information.

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

However, because of the short-term nature of the instruments in our portfolio, a sudden change in market interest rates would not be expected to have a material impact on the fair market value of our investment portfolio. As of December 31, 2018, we had cash and cash equivalents of $31.2 million, which consisted of bank deposits and money market funds, and short-term investments of $88.9 million.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CATALYST BIOSCIENCES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Catalyst Biosciences, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Catalyst Biosciences, Inc. (the "Company") as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the "financial statements").  In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2018 and 2017, and the consolidated results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"), and our report dated March 7, 2019 expressed an unqualified opinion.

Basis for Opinion

These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on the Company's financial statements based on our audits.  We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

EISNERAMPER LLP

Iselin, New Jersey

March 7, 2019

Catalyst Biosciences, Inc.

Consolidated Balance Sheets

(In thousands, except shares and per share amounts)

	December 31, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$31,213	$14,472
Short-term investments	88,914	17,971
Restricted cash	50	5,333
Prepaid and other current assets	3,814	1,333
Total current assets	123,991	39,109
Other assets, noncurrent	543	128
Property and equipment, net	386	276
Total assets	$124,920	$39,513
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,248	$747
Accrued compensation	1,495	1,366
Other accrued liabilities	2,043	1,322
Deferred revenue, current portion	—	212
Deferred rent, current portion	15	7
Redeemable convertible notes	—	5,085
Total current liabilities	4,801	8,739
Deferred rent, noncurrent portion	174	—
Total liabilities	4,975	8,739
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; 0 and 3,680 shares issued and outstanding at December 31, 2018 and 2017, respectively	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized; 11,954,528 and 6,081,230 shares issued and outstanding at December 31, 2018 and 2017, respectively	12	6
Additional paid-in capital	323,279	204,262
Accumulated other comprehensive loss	(4)	—
Accumulated deficit	(203,342)	(173,494)
Total stockholders’ equity	119,945	30,774
Total liabilities and stockholders’ equity	$124,920	$39,513

The accompanying notes are an integral part of these consolidated financial statements.

Catalyst Biosciences, Inc.

Consolidated Statements of Operations

(In thousands, except shares and per share amounts)

	Year Ended December 31,
	2018	2017
Contract revenue	$6	$1,018
Operating expenses:
Research and development	21,474	12,847
General and administrative	12,354	9,993
Total operating expenses	33,828	22,840
Loss from operations	(33,822)	(21,822)
Interest and other income, net	3,767	261
Net loss	(30,055)	(21,561)
Deemed dividend for convertible preferred stock beneficial conversion feature	-	(3,951)
Net loss attributable to common stockholders	$(30,055)	$(25,512)
Net loss per share attributable to common stockholders, basic and diluted	$(2.68)	$(7.45)
Shares used to compute net loss per share attributable to common stockholders, basic and diluted	11,213,884	3,423,901

The accompanying notes are an integral part of these consolidated financial statements.

Catalyst Biosciences, Inc.

Consolidated Statements of Comprehensive Loss

(In thousands)

	Year Ended December 31,
	2018	2017
Net loss	$(30,055)	$(21,561)
Other comprehensive income (loss):
Unrealized (loss) gain on available-for-sale securities	(4)	1
Total comprehensive loss	$(30,059)	$(21,560)

The accompanying notes are an integral part of these consolidated financial statements.

Catalyst Biosciences, Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2016	—	$—	801,756	$1	$164,053	$(1)	$(147,982)	$16,071
Stock-based compensation expense	—	—	—	—	863	—	—	863
Issuance of common stock, net of issuance costs	—	—	439,880	—	5,336	—	—	5,336
Issuance of convertible preferred stock, common stock and warrants for follow-on offering, net of issuance costs	13,350	—	1,470,000	2	18,561	—	—	18,563
Issuance of common stock for follow-on offering, net of issuance costs	—	—	1,105,263	1	9,683			9,684
Issuance of common stock upon exercise of warrants	—	—	330,331	—	1,817	—	—	1,817
Conversion of preferred stock to common stock	(9,670)	—	1,934,000	2	(2)	—	—	—
Deemed dividend for preferred stock beneficial conversion feature	—	—	0	—	3,951	—	(3,951)	—
Unrealized gain on available-for-sale securities	—	—	—	—	—	1	—	1
Net loss	—	—	—	—	—	—	(21,561)	(21,561)
Balance at December 31, 2017	3,680	—	6,081,230	6	204,262	—	(173,494)	30,774
Opening balance adjustment - adoption of ASC 606	—	—	—	—	—	—	207	207
Balance at January 1, 2018	3,680	—	6,081,230	6	204,262	—	(173,287)	30,981
Stock-based compensation expense	—	—	—	—	2,606	—	—	2,606
Issuance of common stock for follow-on offering, net of issuance costs	—	—	3,382,352	4	106,758	—	—	106,762
Issuance of common stock upon exercise of warrants	—	—	1,735,419	2	9,543	—	—	9,545
Conversion of preferred stock to common stock	(3,680)	—	736,000	—	—	—	—	—
Issuance of common stock from stock grants and exercise of stock options (1)	—	—	19,506	—	107	—	—	107
Conversion of redeemable convertible notes to common stock	—	—	21	—	3	—	—	3
Unrealized loss on available-for-sale securities	—	—	—	—	—	(4)	—	(4)
Net loss	—	—	—	—	—	—	(30,055)	(30,055)
Balance at December 31, 2018	—	$—	11,954,528	$12	$323,279	$(4)	$(203,342)	$119,945

The accompanying notes are an integral part of these consolidated financial statements.

(1)	Includes 6,790 shares of stock grants board member elected to receive in lieu of cash compensation for the board of director fees.

Catalyst Biosciences, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2018	2017
Operating Activities
Net loss	$(30,055)	$(21,561)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	2,606	863
Depreciation and amortization	149	173
Loss on disposal of property and equipment	116	18
Changes in operating assets and liabilities:
Prepaid and other current assets	(2,895)	(351)
Accounts receivable	—	7
Deposits	—	(128)
Accounts payable	500	(90)
Accrued compensation and other accrued liabilities	850	1,287
Deferred revenue	(6)	(118)
Deferred rent	182	(40)
Net cash flows used in operating activities	(28,553)	(19,940)
Investing Activities
Proceeds from maturities of short-term investments	127,967	14,300
Purchase of short-term investments	(198,912)	(25,472)
Purchases of property and equipment	(376)	(23)
Net cash flows used in investing activities	(71,321)	(11,195)
Financing Activities
Payments for the redemption of redeemable convertible notes	(5,082)	(14,318)
Proceeds from issuance of common stock, net of issuance costs	—	5,336
Proceeds from issuance of preferred stock, common stock and warrants for follow-on offering, net of issuance costs	—	18,563
Proceeds from issuance of common stock for follow-on offering, net of issuance costs	106,762	9,684
Proceeds from exercise of stock options and issuance of stock grants	107	—
Proceeds from exercise of warrants	9,545	1,817
Net cash flows provided by financing activities	111,332	21,082
Net increase (decrease) in cash and cash equivalents	11,458	(10,053)
Cash, cash equivalents and restricted cash at beginning of the period	19,805	29,858
Cash, cash equivalents and restricted cash at end of the period(a)	$31,263	$19,805

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Deemed dividend for convertible preferred stock beneficial conversion feature	$—	$3,951
Adoption of ASC 606	$207	$—
Conversion of redeemable convertible notes to common stock	$3	$—
Unrealized loss/gain on investments	$4	$1

(a) The following table provides a reconciliation of cash and restricted cash to amounts reported within the condensed consolidated balance sheets:

Cash and cash equivalents	$31,213	$14,472
Restricted cash	50	5,333
Total cash and restricted cash	$31,263	$19,805

The accompanying notes are an integral part of these consolidated financial statements

Catalyst Biosciences, Inc.

Notes to Consolidated Financial Statements

1.	Nature of Operations

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

2.	Liquidity

The Company had a net loss of $30.1 million for the year ended December 31, 2018 and an accumulated deficit of $203.3 million as of December 31, 2018 and expects to continue to incur losses for the next several years. As of December 31, 2018, the Company had $120.1 million in cash, cash equivalents and short-term investments and used $28.6 million of cash in operating activities for the year ended December 31, 2018. Management believes that the currently available resources, including cash, cash equivalents and short-term investments, will provide sufficient funds to enable the Company to meet its operating plan for at least the next twelve months from the date of this filing.

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

3.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiary. Intercompany accounts and transactions have been eliminated in consolidation. The Company’s consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”).

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

Catalyst Biosciences, Inc.

Notes to Consolidated Financial Statements

Accounting Pronouncements Recently Adopted

In November 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-18, Restricted Cash, which requires amounts generally described as restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the total beginning and ending amounts for the periods shown on the statement of cash flows. We adopted ASU 2016-18 effective January 1, 2018, using a retrospective transition method to each period presented. The adoption of this ASU changed previously reported amounts in the condensed consolidated statement of cash flows for the year ended December 31, 2017, by increasing our cash flows from financing activities by $5.3 million as compared to previously reported amounts for the prior year period.

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

Catalyst Biosciences, Inc.

Notes to Consolidated Financial Statements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. Originally, entities were required to adopt ASU 2016-02 using a modified retrospective approach at the beginning of the earliest comparative period presented in the financial statements and the recognition of a cumulative-effect adjustment to the opening balance of retained earnings.  The FASB subsequently issued ASU No. 2018-10 and ASU No. 2018-11 in July 2018, which provide clarifications and improvements to ASU 2016-02 (collectively, the “new lease standard”).

ASU No. 2018-11 a also provides the optional transition method which allows companies to apply the new lease standard at the adoption date instead of at the earliest comparative period presented and continue to apply the provisions of the previous lease standard in its annual disclosures for the comparative periods.  The new lease standard requires lessees to present a right-of-use (“ROU”) asset and a corresponding lease liability on the balance sheet. Lessor accounting is substantially unchanged compared to the current accounting guidance. Additional footnote disclosures related to leases will also be required.

On January 1, 2019, the Company adopted the new lease standard using the optional transition method. The comparative financial information will not be restated and will continue to be reported under the previous lease standard in effect during those periods. In addition, the new lease standard provides a number of optional practical expedients in transition. The Company elected the package of practical expedients. As such, the Company will not reassess whether expired or existing contracts are or contain a lease; will not need to reassess the lease classifications or reassess the initial direct costs associated with expired or existing leases. The Company did not elect the use-of-hindsight or the practical expedient pertaining to land easements; the latter not being applicable to the Company.

The new lease standard also provides practical expedients for an entity’s ongoing accounting. The Company elected the short-term lease recognition exemption for all leases that qualify. This means, for those leases that qualify, the Company will not recognize ROU assets or lease liabilities, and this includes not recognizing ROU assets or lease liabilities for existing short-term leases of those assets in transition.  The Company elected the practical expedient to not separate lease and non-lease components for certain classes of assets.

On January 1, 2019, the Company expects to recognize ROU assets of $2.5 million and lease liabilities of $2.3 million. The Company does not expect the adoption of the new lease standard to impact its consolidated statement of operations or its consolidated statement of cash flows.

Cash and Cash Equivalents

The Company invests its excess cash in bank deposits, consisting primarily of money market mutual funds. The Company considers all highly liquid investments with original maturities of three months or less from the date of purchase to be cash equivalents.

Restricted Cash

Restricted cash at December 31, 2018 consists of a certain certificate of deposit account that is pledged as collateral for the Company’s corporate credit card program. Restricted cash at December 31, 2017 consisted of certain checking, money market and certificate of deposit accounts that are: (i) pledged to or held in a segregated escrow account by the Company’s correspondent banks for the benefit of the holders of the redeemable convertible notes in order to facilitate the payment of the redeemable convertible notes upon redemption or at maturity as discussed in Note 4 – Fair Value Measurements or (ii) pledged as collateral for the Company’s corporate credit card and deposit for its facility lease.

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

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets, which are three years for computer equipment and software, and three to seven years for furniture and leasehold improvements.

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

Derivative Liability

The embedded redemption feature in the redeemable convertible notes, which were convertible into shares of the Company’s common stock was bifurcated and was accounted for as a derivative liability at its estimated fair value. The derivative was subject to remeasurement at the end of each reporting period, with changes in fair value recognized as a component of interest and other income, in the consolidated statements of operations. These notes were repaid in 2018. The Company adjusted the liability for changes in fair value until the earlier of the conversion, redemption or maturity of the redeemable convertible notes. At December 31, 2017 the fair value was $0.

Catalyst Biosciences, Inc.

Notes to Consolidated Financial Statements

Revenue Recognition

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

At the inception of each arrangement that includes variable consideration such as development milestone payments, the Company evaluates whether the milestones are considered probable of being reached and estimates the amount to be included in the transaction price using the most likely amount method.  If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price which is then allocated to each relevant performance obligation.  Milestone payments that are not within the control of the Company or the licensee, such as regulatory approvals, are not considered probable of being achieved until those approvals are received.

As part of the accounting for these arrangements, the Company must develop assumptions that require judgment to determine the timing of recognition and the stand-alone selling price for each performance obligation identified in the contract. The Company uses key assumptions to determine the stand-alone selling price, which may include forecasted revenues, development timelines, reimbursement rates for personnel costs, discount rates and probabilities of technical and regulatory success.

Estimated selling prices for licenses are calculated using the residual approach if the Company has not yet established a price for such license and the license has not previously been sold on a standalone basis.  Otherwise, selling prices for licenses are determined using an income approach model and include key assumptions such as: development timeline, revenue forecast, commercialization expenses, discount rate and probabilities of technical and regulatory success. To estimate selling prices for research services and product supply, the Company uses a cost-plus margin approach.

Research and Development Expenses

Research and development costs are expensed as incurred. Research and development costs consist of payroll and other personnel-related expenses, laboratory supplies and reagents, contract research and development services, and consulting costs, as well as allocations of facilities and other overhead costs. Under the Company’s collaboration agreements, certain specific expenditures are reimbursed by third parties. During the years ended December 31, 2018 and 2017, the Company recorded a reduction to research and development expenses of $0.05 million and $0.1 million, respectively related to these reimbursements.

Catalyst Biosciences, Inc.

Notes to Consolidated Financial Statements

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, investments and restricted cash. The Company’s investment policy restricts cash investments to high credit quality, investment grade investments. The Company believes that it has established guidelines for investment of its excess cash that maintain safety and liquidity through its policies on diversification and investment maturity. The Company is exposed to credit risk in the event of default by the institutions holding the cash and cash equivalents to the extent of the amounts recorded on the balance sheets.

The Company’s accounts receivable, included in prepaid and other current assets, at December 31, 2018 was $0.01 million, due from ISU Abxis, see Note 12. The Company has incurred no credit losses to date. The Company does not require collateral from its collaboration partners.

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

Catalyst Biosciences, Inc.

Notes to Consolidated Financial Statements

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

4.	Fair Value Measurements

For a description of the fair value hierarchy and our fair value methodology, see “Note 3 – Summary of Significant Accounting Policies”. As of December 31, 2018 and 2017, the Company’s highly liquid money market funds included within cash equivalents, restricted cash and U.S. Treasury securities are valued using Level 1 inputs. The Company classifies its federal agency securities as Level 2. There were no transfers in or out of Level 1 and Level 2 during the periods presented. US Treasury securities are bonds issued by the U.S. government and are fully backed by the U.S. government. Given the frequency at which U.S. Treasury securities trade and the accessibility of observable, quoted prices for such assets in active markets, they are recognized as Level 1 assets. Federal agency securities are bonds and notes issued by government-sponsored enterprises, including Fannie Mae, Freddie Mac and the Federal Home Loan Bank. Since federal agency securities typically do not trade as U.S. Treasury securities and no exchange exists to price such investments, they are recognized as Level 2 assets.

At December 31, 2017 the fair value of the derivative liability was $0. The estimated reporting date fair value-based measurement of the derivative liability was calculated using the Black-Scholes valuation model.

The following tables present the fair value hierarchy for assets and liabilities measured at fair value on a recurring basis as of December 31, 2018 and 2017 (in thousands):

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds(1)	$29,090	$—	$—	$29,090
Federal agency securities(1)	—	999	—	999
Restricted cash (2)	50	—	—	50
U.S. Treasury securities(3)	74,139	—	—	74,139
Federal agency securities(3)	—	14,775	—	14,775
Total financial assets	$103,279	$15,774	$—	$119,053

(1)	Included in cash and cash equivalents on accompanying consolidated balance sheets.
(2)	$0.05 million of restricted cash serves as collateral for the Company’s corporate credit card.
(3)	Included in short-term investments on accompanying consolidated balance sheets and are classified as available-for-sale securities.

Catalyst Biosciences, Inc.

Notes to Consolidated Financial Statements

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds(1)	$14,334	$—	$—	$14,334
U.S. Treasury securities(3)	16,471	—	—	16,471
Restricted cash(2)	5,333	—	—	5,333
Federal agency securities(3)	—	1,500	—	1,500
Total financial assets	$36,138	$1,500	$—	$37,638

(1)	Included in cash and cash equivalents on accompanying consolidated balance sheets.
(2)	$5.3 million of restricted cash in the Indenture (see Note 9) serves as full collateral for the redeemable convertible notes.
(3)	Included in short-term investments on accompanying consolidated balance sheets and are classified as available-for-sale securities.
5.	Financial Instruments

Cash equivalents, restricted cash and short-term investments which are classified as available-for-sale securities, consisted of the following (in thousands):

-December 31, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds (cash equivalents)	$29,090	$—	$—	$29,090
Agency securities (cash equivalents)	999	—	$—	999
Restricted cash	50	—	—	50
U.S. government agency securities	74,144	1	(6)	74,139
Agency securities	14,774	1	—	14,775
Total financial assets	$119,057	$2	$(6)	$119,053
Classified as:
Cash and cash equivalents				$30,089
Short-term investments				88,914
Restricted cash				50
				$119,053

December 31, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$14,334	$—	$—	$14,334
U.S. government agency securities	16,473	—	(2)	16,471
Restricted cash	5,330	3	—	5,333
Agency securities	1,500	—	—	1,500
Total financial assets	$37,637	$3	$(2)	$37,638
Classified as:
Cash and cash equivalents				$14,334
Short-term investments				17,971
Restricted cash				5,333
				$37,638

Catalyst Biosciences, Inc.

Notes to Consolidated Financial Statements

As of December 31, 2018, the remaining contractual maturities of available-for-sale securities was less than one year. There have been no material realized gains or losses on available-for-sale securities for the periods presented. The carrying amounts of cash, other assets, other receivables, accounts payable and other payables approximate their fair values due to the short-term maturity of these instruments.

6.	Property and Equipment

Property and equipment consisted of the following (in thousands):

	Year Ended December 31,
	2018	2017
Furniture	$226	$317
Leasehold improvements	84	1,598
Computer equipment	222	237
Software	139	147
	671	2,299
Less accumulated depreciation and amortization	(285)	(2,023)
Property and equipment, net	$386	$276

Property and equipment depreciation and amortization expense for the years ended December 31, 2018 and 2017 was $0.1 million and $0.2 million, respectively.

7.	Commitments and Contingencies

Operating Leases

In November 2017, the Company entered into a new office lease agreement to lease approximately 8,606 rentable square feet of space located in South San Francisco, California. The term of the lease is five years and two months, starting February 16, 2018. On August 10, 2018, the Company entered into an amendment to the existing office lease agreement to lease an additional approximately 4,626 rentable square feet. The lease amendment will be coterminous with the original lease term above.

The Company’s rental expense under its operating leases was $0.4 million and $0.8 million for the years ended December 31, 2018 and 2017.

Future minimum lease payments under all non-cancelable operating leases at December 31, 2018, were as follows (in thousands):

2019	$571
2020	587
2021	605
2022	617
2023	209
Total future minimum lease payments	$2,589

Catalyst Biosciences, Inc.

Notes to Consolidated Financial Statements

Manufacturing Agreements

On May 20, 2016, the Company signed a development and manufacturing services agreement (the “Agreement”) with AGC Biologics, Inc. (“AGC”), formerly known as CMC ICOS Biologics, Inc., pursuant to which AGC will conduct manufacturing development. Together with AGC, the Company has successfully manufactured MarzAA for the Phase 2 portion of a planned Phase 2/3 clinical trial. The Company has agreed to a total of $3.8 million in payments to AGC pursuant to the initial statement of work under the Agreement, subject to completion of applicable work stages. As of December 31, 2018, the Company’s remaining obligations to AGC were $0.3 million under the Agreement.

On February 21, 2018, the Company and AGC entered into a new statement of work under the Agreement dated May 20, 2016, between the Company and AGC. Under the new statement of work, the Company has engaged AGC for the process transfer and commercial scale cGMP manufacturing of DalcA. The Company has agreed to a total of approximately $5.6 million in payments pursuant to the new statement of work, including the commercial scale manufacturing of DalcA, subject to completion of applicable work stages. As of December 31, 2018, the Company’s remaining obligations to AGC were $3.4 million under the new statement of work.

License Agreement Obligations

Under its technology license agreements to acquire certain technology rights, the Company has an obligation to pay minimum fees and then royalties based upon a percentage of any net sales of licensed products. License fees payable under the technology license agreements are $0.1 million in 2013 and each year thereafter until royalties commence. The technology license agreements also provide for future payments to be made by the Company upon the achievement of development milestones or cumulative sales milestones. Pursuant to the license and collaboration agreement with ISU Abxis (see Note 12 - Collaborations), the Company may be obligated to pay ISU Abxis up to $2.0 million in potential milestone payments.  At December 31, 2018, no such milestones have been achieved.

In December 2018, the Company entered into an amended and restated license agreement with ISU Abxis (the “A&R ISU Abxis Agreement”), which amended and restated in full its previous license and collaboration agreement with ISU Abxis entered into in September 2013 (as subsequently amended in October 2014 and December 2016). The A&R ISU Abxis Agreement eliminates the profit-sharing arrangement in the Original ISU Abxis Agreement and provides for a low single-digit royalty payment to ISU Abxis, on a country-by-country basis, for net product sales of DalcA by the Company or its affiliates in each country other than South Korea. Pursuant to the A&R ISU Abxis Agreement, the Company will make up to an aggregate of $19.5 million in milestone payments to ISU Abxis, inclusive of $2.5 million in regulatory and development milestone payments and up to $17 million in commercial milestone payments, if the applicable milestones are met.

Pursuant to the termination agreement entered on December 8, 2016, the Company may be obligated to make milestone and royalty payments to Pfizer up to $17.5 million payable upon the achievement of clinical, regulatory and commercial milestones. Following commercialization of any product, Pfizer would also receive a single-digit royalty on net product sales on a country-by-country basis for a predefined royalty term. In February 2018, the Company paid Pfizer a $1 million milestone payment based on the dosing of the first patient in the ongoing Phase 2 study. With the termination agreement, the Company recovered worldwide exclusive license for research, development, manufacturing and commercialization to all company’s original FVIIa programs, including CB 813d.

Catalyst Biosciences, Inc.

Notes to Consolidated Financial Statements

8.	Related Parties

On October 24, 2017 the Company announced a strategic research collaboration with Mosaic Biosciences, Inc. (“Mosaic”) to develop intravitreal anti-complement factor 3 (C3) products for the treatment of dry AMD and other retinal diseases. On December 21, 2018, the Company amended its collaboration agreement with Mosaic to, among other things, include certain additional products. According to the Mosaic collaboration agreement, as amended, the Company and Mosaic will co-fund the research. Dr. Usman, our Chief Executive Officer and a member of our board of directors, and Mr. Lawlor, a member of our board of directors, are also members of the board of directors of Mosaic. Expenses related to the collaboration were $1.3 million and $0.03 million for the years ended December 31, 2018 and 2017.

9.	Redeemable Convertible Notes

The Company has no outstanding Notes remaining as of December 31, 2018.

On August 19, 2015, immediately prior to the Merger, the Company issued to Targacept stockholders non-interest bearing redeemable convertible notes (the “Notes”) in the aggregate principal amount of $37.0 million, which matured on February 19, 2018. The Notes did not bear interest. The principal amount of the Notes was convertible, at the option of each noteholder, into cash or into shares of the Company’s common stock at a conversion rate of $137.85 per share. On February 19, 2018, the Notes matured, and the remaining Notes were repaid in full with cash from the restricted cash indenture and an immaterial amount were converted to common stock.

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

As of December 31, 2018, there was no derivative liability and as of December 31, 2017, the fair value of the derivative liability was immaterial. The estimated reporting date fair value-based measurement of the derivative liability was calculated using the Black-Scholes valuation model.

The Company recognized no interest expense for both years ended December 31, 2018 and 2017, related to the amortization of the debt discount as the redeemable convertible notes were immediately fully redeemable at the option of the holders and the entire debt discount was expensed immediately after the Merger.

Catalyst Biosciences, Inc.

Notes to Consolidated Financial Statements

10.	Stock Based Compensation

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

The following table summarizes stock option activity under the Company’s equity incentive plans and related information:

	Number of Shares Underlying Outstanding Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (thousands)
Outstanding — December 31, 2016	140,990	$128.25	3.93	—
Options granted	742,000	$4.56
Options forfeited	(61,249)	$165.63
Outstanding — December 31, 2017	821,741	$13.69	9.17	$6,376
Options granted	612,050	$13.13
Options exercised	(12,716)	$4.17		$213
Options canceled/forfeited	(43,315)	$7.76
Options expired	(15,783)	$158.81
Outstanding — December 31, 2018	1,361,977	$12.04	8.71	$2,294
Exercisable — December 31, 2018	414,584	$17.98
Vested and expected to vest — December 31, 2018	1,361,977	$12.04
Shares available to be granted — December 31, 2018	1,295,144

Catalyst Biosciences, Inc.

Notes to Consolidated Financial Statements

Valuation Assumptions

The Company estimated the fair value of stock options granted using the Black-Scholes option-pricing formula and a single option award approach. Due to its limited history as a public company and limited number of sales of its common stock, the Company estimated its volatility considering a number of factors including the use of the volatility of comparable public companies. The expected term of options granted under the Plan, all of which qualify as “plain vanilla” per SEC Staff Accounting Bulletin 107, is determined based on the simplified method due to the Company’s limited operating history and is 6.04 years based on the average between the vesting period and the contractual life of the option. The risk-free rate is based on the yield of a U.S. Treasury security with a term consistent with the option. This fair value is being amortized ratably over the requisite service periods of the awards, which is generally the vesting period. The weighted average grant date fair value of employee stock options was $9.97 and $4.01 for the years ended December 31, 2018 and 2017, respectively, and was estimated using the following weighted-average assumptions for the years ended December 31, 2018 and 2017:

	Year Ended December 31,
	2018	2017
Employee Stock Options:
Expected term (in years)	6.04	6.03
Risk-free interest rate	2.67%	2.03%
Dividend yield	—	—
Volatility	92.61%	110.29%

Options Granted to Nonemployees

During the year ended December 31, 2018, no options were issued to consultants. During the year ended December 31, 2017, options to purchase 20,000 shares of common stock were issued to consultants that vest over one to four years with a weighted-average exercise price of $4.69 per share. During the years ended December 31, 2018, and 2017, the Company recorded stock-based compensation expense attributable to these nonemployee stock awards of $0.09 million and $0.02 million, respectively.

The estimated grant-date fair value of the nonemployee stock options was determined using the Black-Scholes valuation model and the following assumptions:

	Year Ended December 31,
	2018	2017
Non-Employee Stock Options:
Contractual Life (in years)	N/A	9
Risk-free interest rate	N/A	2.35%
Dividend yield	N/A	—
Volatility	N/A	111.55%

Total stock-based compensation recognized was as follows (in thousands):

	Year Ended December 31,
	2018	2017
Research and development	$590	$164
General and administrative (1)	1,990	699
Total stock-based compensation	$2,580	$863

(1)	2018 includes $0.1 million in modification stock-based compensation expense related to a Board member’s separation agreement.

Catalyst Biosciences, Inc.

Notes to Consolidated Financial Statements

As of December 31, 2018, the Company had unrecognized employee stock-based compensation expense of $6.5 million, related to unvested stock option awards, which is expected to be recognized over an estimated weighted-average period of 2.78 years.

2018 Employee Stock Purchase Plan

In June 2018, the Company’s stockholders approved the 2018 Employee Stock Purchase Plan (the “ESPP”). The 2018 ESPP had previously been approved by the Board and the Compensation Committee of the Board, subject to stockholder approval which became effective as of June 13, 2018. Under the ESPP, employees meeting certain specific employment qualifications are eligible to participate and can purchase shares of common stock semi-annually on February 9th and August 9th of each year, through payroll deductions. The purchase price is 85% of the lower of the fair market value of the stock at the commencement or end of the offering period. The ESPP permits eligible employees to purchase shares of common stock through payroll deductions for up to 15% of qualified compensation.

A total of 120,000 shares of common stock may be granted in accordance with the terms of the ESPP. As of December 31, 2018, no shares of common stock have been issued to employees participating in the ESPP and 120,000 shares are available for issuance under the ESPP. Compensation expense, using Black-Scholes, for the ESPP was $0.03 million as of December 31, 2018.

11.	Income Taxes

The Company has incurred cumulative net operating losses since inception and, consequently, has not recorded any income tax expense for the years ended December 31, 2018 and 2017 due to its net operating loss position.

The reconciliation of the federal statutory income tax rate to the Company’s effective tax rate for the years ended December 31, 2018 and 2017 are as follows:

	Year Ended December 31,
	2018	2017
Tax at statutory federal rate	-21.00%	-34.00%
State Tax (benefit)—net of federal benefit	-0.03%	0.00%
Permanent differences	0.68%	0.60%
R&D credits	-0.76%	-1.64%
Derecognition due to Sec. 382 and 383 limitations	-20.16%	54.08%
Change in valuation allowance	39.33%	-52.90%
Federal tax rate change	0.00%	33.89%
Other	1.94%	-0.03%
Effective tax rate	—	—

Catalyst Biosciences, Inc.

Notes to Consolidated Financial Statements

Significant components of the Company’s deferred tax assets as of December 31, 2018 and 2017 consist of the following (in thousands):

	Year Ended December 31,
	2018	2017
Deferred tax assets:
Accruals and reserves	$751	$1,112
Net operating loss carry forwards	23,559	11,519
R&D tax credit carry forwards	3,772	3,545
Fixed and intangible assets	3	89
Valuation Allowance	(28,085)	(16,265)
Net deferred tax assets:	$—	$—

Based on the available objective evidence at December 31, 2018, the Company does not believe it is more likely than not that the net deferred tax assets will be realizable.  Accordingly, the Company has provided a full valuation allowance against its net deferred tax assets at December 31, 2018 and 2017.

As of December 31, 2018, after consideration of certain limitations (see below), the Company had approximately $112.1 million federal and $64.6 million state net operating loss carryforwards (“NOL”) available to reduce future taxable income which, if unused, will begin to expire in 2032 for federal and 2028 for state tax purposes.

As of December 31, 2018, the Company also had tax credit carry forwards available to offset future tax liabilities of approximately $0.2 million for federal and $4.5 million for state. If unused, the federal credit will begin to expire in 2037 and the state tax credit does not expire.

If the Company experiences a greater than 50 percentage point aggregate change in ownership over a three-year period (a Section 382 ownership change), utilization of its pre-change NOL carryforwards are subject to annual limitation under Section 382 of the Internal Revenue Code (California has similar provisions). The annual limitation is determined by multiplying the value of the Company's stock at the time of such ownership change by the applicable long-term tax-exempt rate. Such limitations may result in expiration of a portion of the NOL carryforwards before utilization. The Company determined that ownership changes occurred December 31, 2007, August 20, 2015, April 13, 2017, and February 15, 2018. Approximately $80.1 million and $14.2 million of the NOLs will expire unutilized for federal and California purposes, respectively.  The Company has derecognized NOL related deferred tax assets in the tax affected amounts of $16.8 million and $0.0 million for federal and California purposes, respectively.

All of the federal R&D credits could expire unutilized, whereas none of the California R&D credits are subject to expiration. Approximately $6.1 million of gross federal R&D credit-related deferred tax assets were derecognized due to the Section 383 limitation. The ability of the Company to use its remaining NOL carryforwards may be further limited if the Company experiences a Section 382 ownership change as a result of future changes in its stock ownership.

Accounting for Uncertainty in Income Taxes

The Company only recognizes tax benefits if it is more likely than not that they will be sustained upon audit by the relevant tax authority based upon their technical merits. An uncertain tax position will not be recognized if it has less than a 50% likelihood of being sustained.

Catalyst Biosciences, Inc.

Notes to Consolidated Financial Statements

The Company had approximately $1.6 million and $1.5 million of unrecognized tax benefits as of December 31, 2018 and 2017, respectively. As the Company has a full valuation allowance on its deferred tax assets, the unrecognized tax benefits have reduced the deferred tax assets and the valuation allowance in the same amount. The Company does not expect the amount of unrecognized tax benefits to materially change in the next twelve months.

A reconciliation of the beginning and ending balance of the unrecognized tax benefits is as follows (in thousands):

Beginning Balance at January 1, 2017	$1,539
Increase/(Decrease) of unrecognized tax benefits taken in prior years	(126)
Increase/(Decrease) of unrecognized tax benefits related to current year	62
Ending Balance at December 31, 2017	$1,475
Increase/(Decrease) of unrecognized tax benefits taken in prior years	13
Increase/(Decrease) of unrecognized tax benefits related to current year	85
Ending Balance at December 31, 2018	$1,573

Interest and penalties related to unrecognized tax benefits would be included as income tax expense in the Company’s consolidated statements of operations. As of December 31, 2018 and 2017, the Company had not recognized any tax-related penalties or interest in its consolidated financial statements.

The Company files income tax returns in the United States federal, California, New Jersey, and Maryland state jurisdictions. The Company is not currently under examination by income tax authorities in federal, state or other jurisdictions. As of December 31, 2018 and 2017, the Company had no uncertain tax positions which affected its financial position as its results of operations or its cash flow, and will continue to evaluate for uncertain tax positions in the future. The Company is subject to United States federal and state income tax examinations by authorities for all tax years due to accumulated net operating losses that are being carried forward for tax purposes.

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

Catalyst Biosciences, Inc.

Notes to Consolidated Financial Statements

ISU Abxis

In December 2018, the Company entered into an amended and restated license agreement with ISU Abxis (the “A&R ISU Abxis Agreement”), which amended and restated in full its previous license and collaboration agreement with ISU Abxis entered into in September 2013, as subsequently amended in October 2014 and December 2016 (the “Original ISU Abxis Agreement”). Under the A&R ISU Abxis Agreement, ISU Abxis will receive commercialization rights in South Korea to DalcA and the Company will receive clinical development and commercialization rights in the rest of world (excluding South Korea) and manufacturing development and manufacturing rights worldwide (including South Korea). The A&R ISU Abxis Agreement eliminates the profit-sharing arrangement in the Original ISU Abxis Agreement and provides for a low single-digit royalty payment to ISU Abxis, on a country-by-country basis, for net product sales of DalcA by the Company or its affiliates in each country other than South Korea. Pursuant to the A&R ISU Abxis Agreement, the Company will also make up to an aggregate of $19.5 million in milestone payments to ISU Abxis, inclusive of $2.5 million in regulatory and development milestone payments and up to $17 million in commercial milestone payments, if the applicable milestones are met.

Under the Original ISU Abxis Agreement, ISU Abxis paid the Company an up-front signing fee of $1.75 million and was obligated to pay to the Company contingent milestone-based payments on the occurrence of certain defined development events, and reimbursement for a portion of the Company’s costs relating to intellectual property filings and maintenance thereof on products.

Contract revenue of $0.0 million and $0.3 million for the years ended December 31, 2018 and 2017, respectively, reflects (i) the amortization of the up-front fee over the estimated period of our performance obligations, under the Original ISU Abxis Agreement, which concluded in February 2018, and (ii) milestone payments received under the ISU Abxis Original ISU Abxis Agreement, which were recognized through February 2018, of which the Company received $0 and $0.9 million for the years ended December 31, 2018 and 2017, respectively. The adoption of the new revenue standards resulted in a $0.2 million cumulative adjustment to the Company’s opening balance of accumulated deficit as of January 1, 2018. The deferred revenue balance related to the ISU Abxis collaboration was $0 and $0.2 million as of December 31, 2018 and 2017, respectively.

13.	Interest and Other Income

The following table shows the detail of other income, net for the years ended December 31, 2018 and 2017 (in thousands):

	Year Ended December 31,
	2018	2017
Interest income	$2,229	$215
Dividend income	4	50
Miscellaneous income (expense) (1)	1,650	(1)
Loss on disposal of property and equipment	(116)	(3)
Total other income, net	$3,767	$261

(1)	$1.7 million miscellaneous income is mainly composed of a $1.5 million milestone payment received under an agreement associated with neuronal nicotinic receptor (“NNR”) assets sold in 2016.

Catalyst Biosciences, Inc.

Notes to Consolidated Financial Statements

14.	Stockholders’ Equity

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

The Company sold an aggregate of 479,681 shares of common stock in the open market at a weighted-average selling price of $13.55 per share, for net proceeds (net of commissions) of $6.3 million through December 31, 2017, of which $5.5 million were sold in the year ended December 31, 2017, in the Capital on Demand program. The Company charged approximately $0.2 million for JonesTrading commission against additional paid-in capital through December 31, 2017. As of December 31, 2017, the Company has no common stock available for sale under the program.

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

During the years ended December 31, 2018 and 2017, 3,680 and 9,670 shares of the Company’s Series A Preferred Stock were converted into 736,000 and 1,934,000 shares of common stock of the Company. As of December 31, 2018, there were no shares of Series A Preferred Stock issued and outstanding.

Beneficial Conversion Feature Series A Preferred Stock (deemed dividend) — Each share of Series A Preferred Stock was convertible into 200 shares of common stock, at any time, at the option of the holder. The net proceeds to the Company of $18.6 million were allocated to the common stock, Preferred A Stock and warrants (see below) based on a relative fair value basis. This resulted in $10.1 million being allocated to the Preferred A Stock and resulted in an effective conversion price of $3.80 per share. On April 12, 2017, the date of issuance of the Series A Preferred Stock, the publicly traded common stock price was $5.28 per share.

Catalyst Biosciences, Inc.

Notes to Consolidated Financial Statements

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

Warrants — In connection with the closing on April 12, 2017 of the public offering and the overallotment option, the Company issued warrants to purchase 2,070,000 shares of common stock at an exercise price of $5.50 per share. Upon their issuance, the common stock warrants were determined to be equity instruments under ASC 480 and ASC 815-40. The net proceeds allocated to the warrants based on a relative fair value basis resulted in $5.0 million being allocated to the warrants. As of December 31, 2018, the Company has no warrants outstanding associated with this offering.

The following is a summary of warrant activity for the year ended December 31, 2018 and 2017:

	Number of Shares
	Underlying Warrants	Exercise Price
Outstanding — December 31, 2016	12,039	$145.11
Issued	2,070,000	$5.50
Exercised	(330,331)	$5.50
Outstanding — December 31, 2017	1,751,708
Issued	—
Exercised	(1,735,419)	$5.50
Forfeited/Cancelled (1)	(6,095)	$5.50
Outstanding — December 31, 2018	10,194	$155.73

(1)	In April 2018, 4,250 warrants were forfeited. In November 2018, 1,845 warrants were cancelled by Healthcare Ventures VIII.

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

Catalyst Biosciences, Inc.

Notes to Consolidated Financial Statements

15.	Net Loss per Share Attributable to Common Stockholders

The following table sets forth the computation of the basic and diluted net loss per common share during the years ended December 31, 2018 and 2017 (in thousands, except share and per share data):

	Year Ended December 31,
	2018	2017
Net loss attributable to common stockholders	$(30,055)	$(25,512)
Weighted-average number of shares used in computing net loss per share, basic and diluted	11,213,884	3,423,901
Net loss per share, basic and diluted	$(2.68)	$(7.45)

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

	Year Ended December 31,
	2018	2017
Options to purchase common stock	1,361,977	821,741
Convertible preferred stock (1)	—	736,000
Common stock warrants	10,194	1,751,708
Redeemable convertible notes	—	36,883
Total	1,372,171	3,346,332

(1)	As of December 31, 2017, represents 3,680 shares of Series A Preferred Stock on an as converted basis to 0.7 million shares of common stock.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

Item 9A.	CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

Our management maintains disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is processed, recorded, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), as appropriate, to allow for timely decisions regarding required disclosure.

Our management, including the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed in the reports filed or submitted by us under the Securities Exchange Act of 1934 was recorded, processed, summarized and reported within the requisite time periods and that such information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

(b) Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Our internal control system was designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. Our assessment was based on the framework in the updated Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment we believe that as of December 31, 2018, our internal control over financial reporting is effective based on those criteria.

EisnerAmper, LLP our independent registered public accounting firm, which audited our consolidated financial statements, has issued an attestation report on our internal control over financial reporting, which is included in this Item 9A below.

(c) Changes in internal control over financial reporting

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated our “internal control over financial reporting” as defined in Exchange Act Rule 13a-15(f) to determine whether any changes in our internal control over financial reporting occurred during the fiscal quarter ended December 31, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there were no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2018 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Catalyst Biosciences, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Catalyst Biosciences, Inc.'s (the "Company") internal control over financial reporting as of December 31, 2018, based on criteria established in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").  In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in the Internal Control - Integrated Framework (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the consolidated balance sheets of Catalyst Biosciences, Inc. as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows for each of the years then ended, and the related notes and our report dated March 7, 2019 expressed an unqualified opinion.

Basis for Opinion

The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.  We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audit also included performing such other procedures, as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

An entity's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  An entity's internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the entity; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the entity are being made only in accordance with authorizations of management and directors of the entity; and (iii)  provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the entity's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ EisnerAmper LLP

EISNERAMPER LLP

Iselin, New Jersey

March 7, 2019

Item 9B.	Other Information

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors

The members of our Board of Directors as of February 20, 2019, their class, positions and their respective ages on that date are:

Name	Age	Class	Position
Nassim Usman, Ph.D.	59	III	President and Chief Executive Officer
Augustine Lawlor	65	I	Chairman of the Board, Audit Committee Member, Compensation Committee Member, Governance and Nominating Committee Member
Andrea Hunt	59	II	Audit Committee Member, Science and Technology Committee Member
Eddie Williams	63	I	Compensation Committee Member, Governance and Nominating Committee Member
Errol B. De Souza, Ph.D.	65	III	Compensation Committee Chair, Science and Technology Committee Member
Jeff Himawan, Ph.D.	53	II	Governance and Nominating Committee Chair, Compensation Committee and Audit Committee Member, Science and Technology Committee Member
John P. Richard	61	II	Audit Committee Chair, and Governance and Nominating Committee Member
Stephen A. Hill, M.D.	60	I	Science and Technology Committee Chair

Nassim Usman, Ph.D. served as Chief Executive Officer and a member of the board of directors of Catalyst Bio from February 2006 until the completion of the merger in August 2015. Since the merger, Dr. Usman has served as our President and Chief Executive Officer and as a Class III director. Dr. Usman joined Catalyst Bio from Morgenthaler Ventures, where he is currently a Venture Partner. Prior to joining Morgenthaler in 2005, he was Senior Vice President and Chief Operating Officer at Sirna Therapeutics Inc., which was subsequently acquired by Merck, from 2004 to 2005, and held various R&D positions at both Sirna and Ribozyme Pharmaceuticals, including Vice President of R&D and Chief Scientific Officer, from 1992 to 2004. During his industrial career, Dr. Usman has overseen the entry of several drugs into clinical development, completion of multiple licensing deals with pharmaceutical and biotechnology companies and raised capital in both private and public financings. Prior to moving into the private sector in 1992, Dr. Usman was an NIH Fogarty and NSERC Postdoctoral Fellow and Scientist in the Departments of Biology and Chemistry at the Massachusetts Institute of Technology from 1987 to 1992. He has authored more than 70 scientific articles and is the named inventor in 130 issued patents and patent applications. Dr. Usman serves on the board of directors of Mosaic Biosciences, is a past director of Principia Biopharma, Osprey Pharmaceuticals, Archemix Corporation and atugen AG (now Silence Therapeutics) and served on the science advisory boards of RXi Pharmaceuticals and Noxxon Pharma AG. He received his B.Sc. (Honours) and Ph.D. in Organic Chemistry from McGill University. In his doctoral dissertation, he developed a method for the solid-phase synthesis of RNA that is widely used in science and in two marketed RNA products (Macugen™& Onpattro™).

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

Andrea Hunt has served on our Board as a Class II director since October 2017. Ms. Hunt served as the Vice President of New Product Gene Therapy, Neuroscience, Oncology and Ophthalmology with Shire from June 2016 until June 2017, where she developed and integrated disease area strategies for Shire’s gene therapy platform, Neuroscience, Oncology and Ophthalmology franchises. She previously served as the Vice President – Global Franchise Head for Blood Disorders with Baxalta from June 2015 to June 2016 before it was acquired by Shire. From 1988 to 2015, Ms. Hunt served in various roles with Baxter Healthcare, most recently as Vice President – Lead BAX855 and Gene Therapy in the Biosciences division from 2014 to June 2015. Ms. Hunt serves on the board of OX2 Therapeutics, Ryan Banks Academy and is an advisor to Cell One Partners. She previously served as a board member of the Alliance for Regenerative Medicine and was an advisor to the Angiogenesis Foundation. Ms. Hunt received an M.B.A. from the University of Michigan at Ann Arbor and a B.S. in Hospital Dietetics and B.A. in Foods & Nutrition from the University of Illinois at Urbana-Champaign.

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

Jeff Himawan, Ph.D. served as a member of the board of directors of Catalyst Bio from December 2008 until the completion of the merger in August 2015. Since the merger, Dr. Himawan has served as a member of the Board as a Class II director. Dr. Himawan is a Managing Director at Essex Woodlands Health Ventures, a healthcare focused venture capital firm, where he previously served as a Partner from 2001 to 2004 and as an Adjunct Partner from 1999 to 2001. Since 2016, Dr. Himawan has served as a managing director of Park Lane Ventures. He has over 20 years of experience as a scientist, entrepreneur and venture capitalist. Dr. Himawan was a co-founder and Managing Director of Seed-One Ventures, LLC, a venture capital firm that specializes in the initial formation, financing and early operational development of technology-based companies, from 1996 to 2001. From 1983 to 1996, Dr. Himawan was a scientist in academic and industrial settings. He currently serves as a director of MediciNova and Horizon Pharma, two publicly traded companies. He has previously served as a director of Iomai, a publicly traded company, as well as Complete Genomics, OMT Therapeutics, Ception Therapeutics and Symphogen. Dr. Himawan received his B.S. from Massachusetts Institute of Technology and his Ph.D. from Harvard University.

We believe Dr. Himawan’s extensive experience in the biotechnology industry, considerable service on both public and private boards of directors, and background in corporate finance and raising capital will enable him to contribute important strategic insight to the Board.

John P. Richard served as a member of the board of directors of Targacept from November 2002 until the completion of the merger in August 2015, and he served as Chairman of the Board of Directors of Targacept from January 2014 until the completion of the merger. Since the merger, Mr. Richard has served as a member of the Board as a Class II director. Mr. Richard is the co-founder and head of corporate development at Mereo BioPharma Group plc. and has served as a non-executive director for the life science investment firm Phase4 Partners since March 2011 and has previously served as an Operating Partner and Venture Partner at Phase4 Partners. From 2005 until 2015 he was also a Managing Director of Georgia Venture Partners, a seed venture capital firm that focuses on the biotechnology industry. In addition, Mr. Richard has served as a senior business advisor to a number of biotechnology companies as well as a consultant to portfolio companies of Georgia Venture Partners and Phase4 Ventures. Mr. Richard has been a director of the publicly-traded company Vaxart, Inc. since February 2018, and had previously served as a director of the predecessor company Aviragen since August 2013. Mr. Richard brings to the Board extensive business development experience, having led that function at three separate life science companies and played a primary role in establishing numerous pharmaceutical alliances.

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

Dr. Hill’s prior service as Targacept’s Chief Executive Officer, together with his breadth of experience with pharmaceutical and biotechnology companies, make him suited to serve on the Board.

Executive Officers

Our executive officers as of February 8, 2019, their positions and their respective ages on that date are:

Name	Age	Position
Nassim Usman, Ph.D.	59	President and Chief Executive Officer
Fletcher Payne	56	Chief Financial Officer
Howard Levy, M.B.B.Ch., Ph.D., M.M.M	64	Chief Medical Officer

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

Howard Levy, M.B. B.Ch., Ph.D., M.M.M., joined us as our Chief Medical Officer in April 2016. Prior to joining us, from 2010 through April 2016, Dr. Levy had served as either a Chief Medical Officer or a consultant with various public and private biotechnology companies on clinical and drug development strategy and execution. In addition, Dr. Levy was the Senior Global Medical Program Director at CSL Behring in 2013, and he was the Senior Vice President and Chief Medical Officer at Inspiration Biopharmaceuticals, a company solely focused on innovation in hemophilia, in 2012. From 2008 to 2011, he served as Chief Medical Officer at Sangart, Inc., which was developing pegylated hemoglobin as an oxygen therapeutic agent and a treatment for sickle cell crisis. Prior to Sangart, from 2006 to 2008, Dr. Levy was Associate Vice President, Clinical Research, Medical and Regulatory Affairs, at Novo Nordisk and was responsible for a number of clinical research programs, including recombinant Factor VIIa. Earlier in his career, Dr. Levy was Clinical Research Physician and Medical Director, Acute Care in the U.S. Medical Division of Eli Lilly and Company supporting post-marketing clinical trials and medical affairs for recombinant Activated Protein C (Xigris) in severe sepsis and antiplatelet agents ReoPro and prasugrel. He was also Chief of Critical Care Medicine at the University of New Mexico in Albuquerque for 11 years. Dr. Levy holds M.B. B.Ch and Ph.D. degrees from University of the Witwatersrand in Johannesburg, South Africa and an M.M.M. from Carnegie Mellon University’s H. John Heinz III College.

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

To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2018 all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were filed in a timely manner.

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

Audit Committee

We have a separately-designated standing audit committee established in accordance with section 3(a)(58)(A) of the Exchange Act. Our Audit Committee generally assists the Board in its oversight of Catalyst’s accounting, financial reporting and internal control functions. The Audit Committee currently consists of Mr. Richard, who serves as Chairman, Ms. Hunt, Dr. Himawan and Mr. Lawlor. As required by Nasdaq rules, the members of the Audit Committee each qualify as “independent” under special standards established for members of audit committees. To qualify as “independent” to serve on the Audit Committee, the Nasdaq rules and the applicable rules of the SEC require that a director does not accept any consulting, advisory, or other compensatory fee from Catalyst, other than for service as a director, or be an affiliated person of the Company. The Board has concluded that the current composition of the Audit Committee meets the requirements for independence under the rules and regulations of Nasdaq and of the SEC. In accordance with SEC rules, the Audit Committee also includes at least one member who is determined by the Board to meet the qualifications of an “audit committee financial expert.” Mr. Richard is the director who has been determined by the Board to be the audit committee financial expert. The designation does not impose upon Mr. Lawlor or Mr. Richard any duties, obligations or liability that are greater than are generally imposed on each of them as members of the Audit Committee and the Board, and each of their designations as an audit committee financial expert pursuant to this SEC requirement does not affect the duties, obligations or liability of any other member of the Audit Committee or the Board.

Director Independence

Nasdaq’s listing standards and Catalyst’s Corporate Governance Guidelines require that the Board consist of a majority of independent directors, as determined under the applicable Nasdaq listing standard. The Board, consistent with the determination of its Governance and Nominating Committee, has determined that, as of December 31, 2018 each of Mr. Lawlor, Ms. Hunt, Mr. Williams, Dr. De Souza, Dr. Himawan, Mr. Richard and Dr. Hill qualify as an independent director. In addition, as further required by Nasdaq rules, the Board, consistent with the determination of its Governance and Nominating Committee, has made a subjective determination as to each independent director that no relationships exist which, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In making these determinations, our directors reviewed and discussed information provided by our directors and us with regard to each director’s business and personal activities as they may relate to us and our management.

Item 11.	EXECUTIVE COMPENSATION

Executive Compensation Table

In this Executive Compensation section of this Annual Report on Form 10-K, we refer to Dr. Usman, Dr. Levy and Mr. Payne, collectively, as our Named Executive Officers. Dr. Usman was our Chief Executive Officer and Mr. Payne and Dr. Levy were our next two highest compensated executive officers serving as of December 31, 2018.

Summary Compensation Table

The following table shows for the years ended December 31, 2018 and 2017 compensation awarded to or paid to our Named Executive Officers.

Name and principal position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)(4)	Total ($)
Nassim Usman, Ph.D.	2018	480,800	240,400	—	1,715,741	—	5,372	2,442,313
President and Chief Executive Officer	2017	464,103	303,417	—	1,062,381	—	5,372	1,835,273
Fletcher Payne	2018	345,301	120,855	—	501,228	—	2,092	969,476
Chief Financial Officer	2017	335,244	152,536	—	289,351	—	2,092	779,223
Howard Levy, M.B.B.Ch., Ph.D., M.M.M Chief Medical Officer	2018	397,838	139,230	—	658,462	—	3,317	1,198,847
	2017	386,250	175,744	—	366,915	—	3,317	932,226

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

(4)	The amounts in this column for Drs. Usman and Levy and Mr. Payne for 2018 and 2017 represent payment of life insurance premiums, long-term disability and other insurance-related reimbursements.

Employment Agreements

Each of our currently serving Named Executive Officers (each, an “NEO”) is party to an amended and restated employment agreement with us (as described below), as well as a standard confidential information and/or inventions assignment agreement, under which each of Dr. Usman, Mr. Payne and Dr. Levy agreed not to disclose our confidential information. In August 2018, we entered into amended and restated employment agreements with Dr. Usman, Mr. Payne and Dr. Levy. The employment agreements were amended and restated in order to, among other things, harmonize the provisions relating to: (i) severance without cause or as a result of constructive termination during the applicable change in control protection periods; and (ii) severance without cause or as a result of constructive termination during the applicable post-change in control severance periods. Other than as described herein, the material terms of the employment agreements, as previously disclosed by us, have not been revised.

Our board of directors or the compensation committee reviews each NEO’s base salary and target bonus opportunity from time to time to ensure compensation adequately reflects the NEO’s qualifications, experience, role and responsibilities.

Nassim Usman

Under our amended and restated employment agreement with Dr. Nassim Usman, our President and Chief Executive Officer Dr. Usman is entitled to an annual base salary, which is $528,900 for the fiscal year ending December 31, 2019, and will also have the opportunity to earn an annual performance-based bonus of 50% of his base salary. Dr. Usman is eligible for our employee benefit plans including, but not limited to, life, disability insurance, medical, dental and vision insurance, and a 401K and Section 125 Flexible Spending Accounts.

The amended and restated employment agreement provides that if Dr. Usman’s employment is terminated without “cause” (as defined in the agreement) or as a result of “constructive termination,” (as defined in the agreement), in each case outside of the “Change in Control Protection Period” (as defined below), he shall be entitled to receive, subject to certain conditions described in Dr. Usman’s amended and restated employment agreement, the following:

•	continued base salary for twelve (12) months after the termination (the “Usman Severance Period”);
•	accelerated vesting of options that would otherwise have vested during the Usman Severance Period; and
•	payment by the Company of the same portion of his monthly premium under COBRA as it pays for active employees until the close of the Usman Severance Period.

In addition, if Dr. Usman’s employment is terminated without “cause” or as a result of “constructive termination,” in each case during the six (6) month period prior to or the eighteen (18) month period following a “change in control” (as defined in the Company’s 2018 Omnibus Incentive Plan, as amended from time to time, the “Change in Control Protection Period”), Dr. Usman would be eligible to receive, subject to certain conditions described in Dr. Usman’s amended and restated employment agreement, the following:

•

severance payments, equal to the sum of (a) 150% of his annual base salary and (b) 150% of his maximum annual performance-based bonus, paid in equal installments for eighteen (18) months after the termination (the “Usman Post-COC Severance Period”);

•	accelerated vesting of 100% percent of any unvested options; and
•	payment by the Company of the same portion of his monthly premium under COBRA as it pays for active employees until the close of the Usman Post-COC Severance Period.

Fletcher Payne

Under our amended and restated employment agreement with Mr. Fletcher Payne, our Chief Financial Officer, Mr. Payne is entitled to an annual base salary, which is $379,200 for the fiscal year ending December 31, 2019, and will also have the opportunity to earn an annual performance-based bonus of 35% of his base salary. Mr. Payne is eligible for our employee benefit plans including, but not limited to, life, disability insurance, medical, dental and vision insurance, and a 401K and Section 125 Flexible Spending Accounts.

The amended and restated employment agreement provides that if Mr. Payne’s employment is terminated without “cause” (as defined in the agreement) or as a result of “constructive termination,” (as defined in the agreement), in each case outside of the Change in Control Protection Period, Mr. Payne would be eligible to receive, subject to certain conditions described in the amended and restated employment agreement, the following:

•	continued base salary for nine (9) months after the termination (the “Payne Severance Period”);
•	accelerated vesting of options that would otherwise have vested during the Payne Severance Period; and
•	payment by the Company of the same portion of Mr. Payne’s monthly premium under COBRA as it pays for active employees until the close of the Payne Severance Period.

In addition, if Mr. Payne’s employment is terminated without “cause” or as a result of “constructive termination,” in each case during the Change in Control Protection Period, Mr. Payne would be eligible to receive, subject to certain conditions described in the amended and restated employment agreement, the following:

•

severance payments, equal to the sum of (a) 100% of Mr. Payne’s annual base salary and (b) 100% of Mr. Payne’s maximum annual performance-based bonus, paid in equal installments for twelve (12) months after the termination (the “Payne Post-COC Severance Period”);

•	accelerated vesting of 100% percent of any unvested options; and
•	payment by the Company of the same portion of Mr. Payne’s monthly premium under COBRA as it pays for active employees until the close of the Payne Post-COC Severance Period.

Howard Levy

Under our offer letter with Dr. Levy, our Chief Medical Officer, Dr. Levy is entitled to an annual base salary, which is $419,500 for the fiscal year ending December 31, 2019. Dr. Levy will also have the opportunity to earn an annual performance-based bonus of 35% of his base salary.  Dr. Levy is eligible for our employee benefit plans including, but not limited to, life, disability insurance, medical, dental and vision insurance, and a 401K and Section 125 Flexible Spending Accounts

The amended and restated employment agreement provides that if Dr. Levy’s employment is terminated without “cause” (as defined in the agreement) or as a result of “constructive termination,” (as defined in the agreement), in each case outside of the Change in Control Protection Period, Dr. Levy would be eligible to receive, subject to certain conditions described in the amended and restated employment agreement, the following:

•	continued base salary for nine (9) months after the termination (the “Levy Severance Period”);
•	accelerated vesting of options that would otherwise have vested during the Levy Severance Period; and
•	payment by the Company of the same portion of Dr. Levy’s monthly premium under COBRA as it pays for active employees until the close of the Levy Severance Period.

In addition, if Dr. Levy’s employment is terminated without “cause” or as a result of “constructive termination,” in each case during the Change in Control Protection Period, Dr. Levy would be eligible to receive, subject to certain conditions described in the amended and restated employment agreement, the following:

•

severance payments, equal to the sum of (a) 100% of Dr. Levy’s annual base salary and (b) 100% of Dr. Levy’s maximum annual performance-based bonus, paid in equal installments for twelve (12) months after the termination (the “Levy Post-COC Severance Period”);

•	accelerated vesting of 100% percent of any unvested options; and
•	payment by the Company of the same portion of Dr. Levy’s monthly premium under COBRA as it pays for active employees until the close of the Levy Post-COC Severance Period.

Outstanding Equity Awards at December 31, 2018

The following table provides information regarding unexercised stock options held by each of the Named Executive Officers as of the end of fiscal year 2018.

Name	Grant Date		Number of Securities Underlying Unexercised Option Exercisable(#)	Number of Securities Underlying Unexercised Option Unexercisable(#)		Option Exercise Price($)	Option Expiration Date
Nassim Usman, Ph.D.	1/3/2013	(1)	1,500	—		$172.80	1/3/2023
	3/17/2009	(1)	4,074	—		$109.95	3/17/2019
	10/22/2015	(1)	3,870	891	(2)	$66.00	10/22/2025
	10/22/2015		8,322	1,916	(2)	$66.00	10/22/2025
	7/11/2017		103,037	171,875	(5)	$4.63	7/11/2027
	1/12/2018		21,771	73,229	(6)	$15.13	1/12/2028
	7/30/2018		0	75,000	(7)	$9.68	7/30/2028
Fletcher Payne	1/22/2015	(1)	488	—		$114.00	1/22/2025
	1/22/2015	(1)	162	—		$114.00	1/22/2025
	5/8/2015	(1)	800	155	(3)	$90.45	5/8/2025
	10/22/2015		3,870	891	(2)	$66.00	10/22/2025
	10/22/2015		1,553	351	(2)	$66.00	10/22/2025
	7/11/2017		28,066	46,875	(5)	$4.63	7/11/2027
	1/12/2018		5,958	20,042	(6)	$15.13	1/12/2028
	7/30/2018		0	25,000	(7)	$9.68	7/30/2028
Howard Levy M.B.B.Ch., Ph.D., M.M.M.	4/18/2016		4,447	2219	(4)	$22.80	4/18/2026
	7/11/2017		27,743	59,375	(5)	$4.63	7/11/2027
	1/12/2018		7,563	25,437	(6)	$15.13	1/12/2028
	7/30/2018		0	35,000	(5)	$9.68	7/30/2028

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

(6)

The remaining portion of these options to purchase common stock vest at the rate of 1/48th of the number of total shares subject to the option on the 12th day of each month, with the final tranche vesting on January 12, 2022.

(7)

The remaining portion of these options to purchase common stock vest at the rate of 1/48th of the number of total shares subject to the option on the 13th day of each month, with the final tranche vesting on July 13, 2022.

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

•

Annual Retainers. Each non-employee director will receive an annual retainer for service on the Board consisting of an option to purchase 5,000 shares of the common stock, to be awarded at the Company’s annual stockholders’ meeting and which will vest over one year, in addition to annual cash retainers for service on the Board and committees of the Board, or for service as chair of the Board or such committees (inclusive of retainers for service as a member), paid quarterly as follows:

Additional annual retainer fees for service as member or chair of	Member	Chair
Board of Directors	$40,000	$30,000
Audit Committee	$7,500	$15,000
Compensation Committee	$5,000	$10,000
Governance and Nominating Committee	$3,750	$-
Science and Technology Committee	$3,750	$7,500

Pursuant to a policy approved by our Board of Directors, each director may elect annually to receive some or all of his or her retainer service fees in the form of fully vested shares of Company common stock.

Director Compensation for Fiscal Year 2018

The following table shows for the year ended December 31, 2018 certain information with respect to the compensation of our non-employee directors serving during 2018. For information regarding compensation paid to Dr. Usman, see the “Summary Compensation Table” on page 109.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)(2)	Stock Grants ($)(6)	Total ($)
Augustine Lawlor	59,375	85,924	21,562	166,861
Andrea Hunt(3)	51,406	85,924	6,406	143,736
Eddie Williams(4)	33,125	203,656	12187	248,968
Errol B. De Souza	39,688	85,924	13,438	139,050
Jeff Himawan, Ph.D.(5)	—	—	—	0
John P. Richard	56,562	85,924	—	142,486
Stephen A. Hill	45,312	85,924	—	131,236

(1)	The amounts in this column reflect the aggregate grant date fair value of stock options granted during fiscal 2018 calculated in accordance with ASC 718, disregarding the potential for forfeitures.
(2)	The following table sets forth the aggregate number of option awards held by each non-employee director serving in 2018 as of December 31, 2018:

NAME	Aggregate Number of Option Awards
Augustine Lawlor	16,500
Andrea Hunt	15,000
Eddie Williams	15,000
Errol B. De Souza	18,328
Jeff Himawan, Ph.D.	—
John P. Richard	18,577
Stephen A. Hill	16,500

(3)	Andrea Hunt joined Catalyst as a director on October 26, 2017.
(4)	Eddie Williams joined Catalyst as a director on January 1, 2018.
(5)	Dr. Himawan has declined to receive any compensation for his service as a director, in accordance with the policies of the investment fund for which he serves as Managing Director.
(6)	The amounts in this column reflect the board of director fees board members elected to receive in fully vested non-restricted common stock awards in lieu of cash compensation.

Compensation Committee Interlocks and Insider Participation

None of the directors who served on our Compensation Committee during 2018, was an officer within the meaning of Rule 3b-2 under the Securities Exchange Act of 1934, or an employee of the Company during or prior to fiscal year 2018 nor did any of such directors have any relationship during the past year that would have been required to be disclosed pursuant to Item 404 of Regulation S-K. None of our executive officers currently serve, or in the past year have served, as a member of the board of directors or compensation committee, or other committee serving an equivalent function, of any other entity that has one or more executive officer serving on our Board or Compensation Committee.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of February 8, 2019, for:

(1)	each person or group of affiliated persons known by us to be the beneficial owner of more than 5% of our common stock;
(2)	each of our named executive officers;
(3)	each of our directors; and
(4)	all current executive officers and directors as a group.

Applicable percentage ownership is based on 11,963,260 shares of common stock outstanding at February 8, 2019. We have determined beneficial ownership in accordance with SEC rules. The information does not necessarily indicate beneficial ownership for any other purpose. Under these rules, the number of shares of common stock deemed outstanding includes shares issuable upon exercise of options or warrants, or the conversion of convertible notes, held by the respective person or group that may be exercised or converted within 60 days after February 8, 2019. For purposes of calculating each person’s or group’s percentage ownership, stock options and warrants exercisable, and notes convertible, within 60 days after February 8, 2019 are included for that person or group, but not the stock options of any other person or group.

Unless otherwise indicated and subject to applicable community property laws, to our knowledge, each stockholder named in the following table possesses sole voting and investment power over the shares listed. Unless otherwise noted below, the address of each person listed in the table is c/o Catalyst Biosciences, Inc., 611 Gateway Blvd., Suite 710, S. San Francisco, CA 94080.

Number of Shares
	Owned and Nature of	Percent
Name	Beneficial Ownership	of Class
5% or Greater Stockholders

Blackrock Fund Advisors	846,529 (1)	7.08%
55 East 52nd Street, New York, NY 10055
JFL Capital Management	839,070 (2)	7.01%
2110 Ranch Road 620 S #341732, Lakeway, TX 78734
Nantahala Capital Management LLC	855,243 (3)	7.15%
19 Old Kings Highway S, Suite 200, Darien, CT 06820
Directors and Named Executive Officers
Nassim Usman, Ph.D.	161,972 (4)	*
Fletcher Payne	51,656 (5)	*
Howard Levy, M.B.B.Ch., Ph.D., M.M.M.	59,821 (6)	*
Augustine Lawlor	87,383(7)(8)	*
Andrea Hunt	9,287(9)	*
Eddie Williams	9,589(10)	*
Errol B. De Souza	19,022(11)	*
Jeff Himawan, Ph.D.	81,762(12)	*
John P. Richard	17,543 (13)	*
Stephen A. Hill, M.D.	16,630 (14)	*
All Directors and Executive Officers as a Group (10 persons)	514,661 (15)	3.79%

* Indicates less than 1% of class.

(1)	The information reported is based on a Schedule 13G filed with the SEC on December 31, 2018.
(2)	The information reported is based on a Schedule 13G filed with the SEC on February 11, 2019.
(3)	The information reported is based on a Schedule 13G filed with the SEC on February 14, 2019.
(4)

Consists of (i) 4,056 shares and one share issuable upon the exercise of warrants within 60 days held by the Usman Family Trust, of which Dr. Usman is a co-trustee with Susan L. Usman, (ii) 1,168 shares held in IRA, (iii) 6,167 shares and (iv) 150,580 shares issuable upon the exercise of options within 60 days.

(5)

Consists of (i) 501 shares held by Charles and Nancy Payne 2000 Trust, of which Mr. Payne is a trustee, (ii) 666 shares held in IRA, (iii) 2,564 shares held directly, and (iii) 47,925 shares issuable upon the exercise of options within 60 days.

(6)	Consists of (i) 11,694 shares held directly and (ii) 48,127 shares issuable upon the exercise of options within 60 days.
(7)	Consists of (i) 2,732 shares held directly and (ii) 15,250 shares issuable upon the exercise of options within 60 days.
(8)

Consists of 69,401 shares owned by Healthcare Ventures VIII, L.P. (“HCVVIII”), which was based upon information, as of November 30, 2018, supplied by our transfer agent, American Stock Transfer & Trust Company, LLC. Each of James H. Cavanaugh, Ph.D., Harold R. Werner, John W. Littlechild, Christopher Mirabelli, Ph.D., and Augustine Lawlor are the managing directors of HealthCare Ventures VIII, LLC (“HCPVIIILLC”), the general partner of HealthCare Partners VIII, L.P. (“HCPVIII”), which is the general partner of HCVVIII.

(9)	Consists of 8,472 shares issuable upon the exercise of options within 60 days.
(10)	Consists of (i) 1,672 shares and (ii) 7,917 shares issuable upon the exercise of options within 60 days.
(11)	Consists of (i) 1,944 shares, and (ii) 17,078 shares issuable upon the exercise of options within 60 days.
(12)

The information reported is based upon report, as of January 3, 2019, supplied by our transfer agent, American Stock Transfer & Trust Company, LLC. Essex Woodlands Health Ventures VIII, L.P. (the “GP Partnership”) is the general partner of Essex VIII, Essex VIII-A, and Essex VIII-B. Essex Woodlands Health Ventures VIII, LLC (“Essex VIII LLC”) is the general partner of the GP Partnership. Essex VIII LLC, as the general partner of the GP Partnership, may be deemed to have sole voting investment power with respect to 81,762 shares comprising of (i) 78,622shares and (ii) 3,140 shares that may be purchased upon the exercise of warrants within 60 days. Essex VIII LLC disclaims beneficial ownership to 81,762 shares comprising of (i) 78,622 shares and (ii) 3,1404 shares that may be purchased upon the exercise of warrants within 60 days, except to the extent of its pecuniary interest.  Dr. Jeff Himawan, Marty Sutter, Petri Vainio, Immanuel Thangaraj, Ron Eastman, Steve Wiggins, and Guido Neels (the “Managers”) may also be deemed to have shared dispositive power and voting power with respect to 81,762 shares comprising of (i) 78,622 shares and (ii) 3,140 shares that may be purchased upon the exercise of warrants within 60 days. The GP Partnership disclaims beneficial ownership of the shares except to the extent of its pecuniary interest therein.

(13)	Consists of (i) 216 shares, and (ii) 17,327 shares issuable upon the exercise of options within 60 days.
(14)	Consists of (i) 1,380 shares, and (ii) 15,250 shares issuable upon the exercise of options within 60 days.
(15)	Includes (i)35,571 shares, and (ii) 327,926 shares of subject to options exercisable within 60 days.

Equity Compensation Plan Information

The Company’s equity compensation plans consist of the Catalyst Biosciences, Inc. 2018 Equity Incentive Plan (as adopted on June 13, 2018) (the “2018 Plan”), the Catalyst Biosciences, Inc. 2015 Stock Incentive Plan (as amended and restated effective October 14, 2015), as amended (the “2015 Plan”), the Targacept, Inc. 2006 Stock Incentive Plan (the “2006 Plan”) and the Targacept, Inc. 2000 Equity Incentive Plan (the “2000 Plan”), each of which was approved by the Company’s stockholders, as well as the Catalyst Biosciences, Inc. 2004 Stock Plan (the “2004 Plan”), which was approved by Catalyst Bio’s stockholders and assumed in connection with the merger, and a plan that relates solely to an inducement stock option grant for 100,000 shares that was awarded in 2016. No further grants may be made under any of these plans, other than the 2015 Plan. The Company also granted a standalone inducement stock option to Dr. Howard Levy in April 2016, another standalone inducement stock option in December 2012, and assumed in connection with the merger, standalone options granted to certain service providers of Catalyst Bio in February 2014, February 2015 and May 2015. The following table sets forth certain information as of December 31, 2018 with respect to the Company’s equity compensation plans and standalone options.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options Warrants and Rights (A)	Weighted- Average Exercise Price of Outstanding Options (B)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A)) (C)
Equity compensation plans approved by security holders(1)	1,340,729	$10.68	1,295,144
Equity compensation plans not approved by security holders(2)	21,248	$97.70	—
Total	1,361,977	$12.04	1,295,144

(1)	Includes shares issued or issuable upon the exercise of stock option, restricted stock or other stock-based awards under the 2018 Plan, the 2015 Plan, and 2006 Plan.
(2)

Includes options to purchase 12,214 shares, at a weighted average exercise price of $137.26, which were granted under the 2004 Plan. No further grants may be made under the 2004 Plan. Includes an aggregate of 2,368 shares issuable upon the exercise of standalone options with a weighted average exercise price of $104.50, issued to Dr. Hansoo Keyoung and Fletcher Payne, our Chief Financial Officer, by Catalyst Bio and assumed in connection with the merger. Also includes 6,666 shares issuable upon the exercise of a standalone option with an exercise price of $22.80, issued to Dr. Levy, as a material inducement to the decision of Dr. Levy to accept employment as Chief Medical Officer of the Company (both of such inducement grants were approved by both the Compensation Committee and the Board and are subject to anti-dilution adjustment in connection with splits, reports, and other nonreciprocal corporate transactions).

As of February 8, 2019, the maximum aggregate number of shares available for future grants under all the Company-administered equity compensation plans was 1,049,176 shares. In addition, at that time, the aggregate number of shares subject to unvested outstanding full value awards was zero, and the aggregate number of shares subject to outstanding options, including standalone options, was 1,599,213 shares. The weighted average exercise price of these options was $11.47, and the weighted average remaining term was 8.711 years as of December 31, 2018. On February 8, 2019, the closing sales price of the common stock as reported on Nasdaq was $8.29 per share.

Item 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Described below are the transactions and series of similar transactions since January 1, 2017 in which:

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

Executive Compensation and Employment Arrangements

Please see “Executive Compensation” for information on compensation arrangements with our executive officers and agreements with, and offer letters to, our executive officers containing compensation and termination provisions, among others.

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

Strategic Research Collaboration with Mosaic Biosciences, Inc. (“Mosaic”)

On October 24, 2017, the Company announced a strategic research collaboration with Mosaic to develop intravitreal anti-complement factor 3 (C3) products for the treatment of dry AMD and other retinal diseases. On December 21, 2018, we amended our collaboration agreement with Mosaic to, among other things, include certain additional products. According to the Mosaic collaboration agreement, as amended, the Company and Mosaic will co-fund the research and the Company will pay Mosaic a portion of any proceeds received from any license of products resulting from the collaboration. Dr. Usman, our Chief Executive Officer and a member of our board of directors, and Mr. Lawlor, a managing director of HealthCare Ventures VIII, L.P. and a member of our board of directors, are members of the board of directors of Mosaic. Mr. Lawlor may be deemed to indirectly beneficially own all of the shares of Mosaic held by Healthcare Ventures VIII, L.P. The transaction was reviewed by disinterested members of our board of directors and approved by our audit committee.

Director Independence

For a discussion of the independence of our directors, please see Part III-Item 10-“Directors, Executive Officers and Corporate Governance—Director Independence” above.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Current Independent Registered Public Accounting Firm Fees

The following table sets forth the fees for professional services rendered by EisnerAmper LLP, the Company’s independent registered public accounting firm, in connection with the audits of our annual financial statements for the years ended December 31, 2018 and 2017 and for other services rendered by EisnerAmper LLP during those periods. All fees described below were approved by the audit committee.

	Fiscal 2018	Fiscal 2017
Audit Fees(1):	$339,600	$282,974
Audit-Related Fees:	—	—
Tax Fees:	—	—
All Other Fees:	—	—
Total Fees:	$339,600	$282,974

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

4.7	Form of Indenture (incorporated by reference to Exhibit 4.5 to the Company’s Form S-3 (Reg No. 333-222644), as filed with the SEC on January 22, 2018)
4.8	Form of Warrant to be Issued in Offering (incorporated by reference to Exhibit 4.5 to the Company’s Amendment No. 2 to Form S-1 (Reg. No. 333-21663), as filed with the SEC on April 4, 2017)
4.9	Form of Indenture (incorporated by reference to Exhibit 4.5 to the Company’s Form S-3 (Reg No. 333-228970), as filed with the SEC on December 21, 2018)
10.1**

Catalyst Biosciences, Inc. (formerly Targacept, Inc.) 2015 Stock Incentive Plan (as Amended and Restated Effective June 9, 2016) (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement (File No. 000-51173), filed with the SEC on April 25, 2016)

10.2**	Catalyst Biosciences, Inc. 2016 Inducement Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on April 20, 2016)

Exhibit Number	Description
10.3**	Catalyst’s 2004 Stock Plan (incorporated by reference to Exhibit 10.31(a) to the Company’s Form S-4 (Reg. No. 333-204423), filed with the SEC on May 22, 2015)
10.4**	Form of Incentive Stock Option Award Notice (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on July 14, 2017)
10.5**	Form of Non-qualified Stock Option Award Notice (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, as filed with the SEC on July 14, 2017)
10.6**	Catalyst Biosciences, Inc. 2018 Omnibus Incentive Plan (incorporated by reference to Appendix A of the definitive proxy statement for the Annual Meeting filed by the Company on May 11, 2018)
10.7**	Catalyst Biosciences, Inc. 2018 Employee Stock Purchase Plan (incorporated by reference to Appendix B of the definitive proxy statement for the Annual Meeting filed by the Company on May 11, 2018)
10.8**	Form of Stock Option Award Agreement (incorporated by reference to Appendix C of the definitive proxy statement for the Annual Meeting filed by the Company on May 11, 2018)
10.9**

Amended and Restated Employment Agreement, dated as of August 28, 2018, by and between Catalyst Biosciences, Inc. and Dr. Nassim Usman, Ph.D. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on August 31, 2018)

10.10**

Amended and Restated Employment Agreement, dated as of August 30, 2018, by and between Catalyst Biosciences, Inc. and Fletcher Payne (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, as filed with the SEC on August 31, 2018)

10.11**

Amended and Restated Employment Agreement, dated as of August 29, 2018, by and between Catalyst Biosciences, Inc. and Dr. Howard Levy, M.B.B.Ch., Ph.D., M.M.M. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, as filed with the SEC on August 31, 2018)

10.12**

Nonqualified Stock Option Agreement, dated December 3, 2012, by and between the Company and Stephen A. Hill (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8, as filed with the SEC on January 4, 2013 (Registration No. 333-185888))

10.13**

Form of Indemnification Agreement between the Company and each of its directors and members of executive management, other than the Indemnification Agreement by and between the Company and Fletcher Payne (incorporated by reference to Exhibit 10.14 to the Company’s Form 10-K, filed with the SEC on March 8, 2017)

10.14**

Indemnification Agreement, dated January 14, 2015, by and between the Company and Fletcher Payne (incorporated by reference to Exhibit 10.33 to the Company’s Form S-4 (Reg. No. 333-204423), filed with the SEC on May 22, 2015)

10.15(a)**

Stock Option Agreement—Early Exercise, No. 427, dated January 22, 2015, by and between Catalyst and Fletcher Payne (incorporated by reference to Exhibit 10.40(a) to the Company’s Form S-4 (Reg. No. 333-204423), filed with the SEC on May 22, 2015)

10.15(b)**

Stock Option Agreement—Early Exercise, No. 428, dated January 22, 2015, by and between Catalyst and Fletcher Payne (incorporated by reference to Exhibit 10.40(b) to the Company’s Form S-4 (Reg. No. 333-204423), filed with the SEC on May 22, 2015)

10.15(c)**

Stock Option Agreement—Early Exercise, No. 429, dated May 8, 2015, by and between Catalyst and Fletcher Payne (incorporated by reference to Exhibit 10.40(c) to the Company’s Form S-4 (Reg. No. 333-204423), filed with the SEC on May 22, 2015)

10.16(a)+

License and Collaboration Agreement, dated September 16, 2013, by and between Catalyst and ISU Abxis (incorporated by reference to Exhibit 10.30(a) to the Company’s Form S-4 (Reg. No. 333-204423), filed with the SEC on May 22, 2015)

10.16(b)*+	Amended and Restated License Agreement, dated December 13, 2018, by and between Catalyst and ISU Abxis
10.17+

Development and Manufacturing Services Agreement, by and between CMC ICOS Biologics, Inc. and the Company, dated as of May 20, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on August 4, 2016)

10.18+

Termination Agreement, dated December 8, 2016, between the Company and Wyeth LLC, a wholly-owned subsidiary of Pfizer Inc. (incorporated by reference to Exhibit 10.16 to the Company’s Form 10-K, as filed with the SEC on March 8, 2017)

10.19

Capital on Demand™ Sales Agreement, dated March 16, 2016, by and between the Company and JonesTrading Institutional Services LLC (incorporated by reference to Exhibit 1.1 to the Company’s Form S-3 (Reg No. 333-210248), as filed with the SEC on March 16, 2016)

Exhibit Number	Description
10.20

Sublease Agreement, dated February 23, 2015, by and between Catalyst Biosciences, Inc. and Reset Therapeutics, Inc. (incorporated by reference to Exhibit 10.29 to the Company’s Form S-4 (Reg. No. 333-204423), filed with the SEC on May 22, 2015)

10.21(a)

Lease Agreement, dated November 8, 2017 by and between BXP 611 Gateway Center, LP and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on November 17, 2017)

10.21(b)

First Amendment to Office Lease, dated as of August 9, 2018, by and between BXP 611 Gateway Center, LP and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on October 15, 2018.)

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
101

The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of December 31, 2018 and December 31, 2017; (ii) the Consolidated Statement of Operations for the years ended December 31, 2018, 2017 and 2016; (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2018, 2017 and 2016; (iv) the Consolidated Statements of Convertible Preferred Stock and Stockholders’ Deficit as of December 31, 2018; (v) the Consolidated Statements of Cash Flows for the twelve months ended December 31, 2018, 2017 and 2016; and (vi) the Notes to Consolidated Financial Statements

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

Date: March 7, 2019

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

Signature	Title	Date

/s/ Nassim Usman, Ph.D.	President and Chief Executive Officer (Principal Executive Officer)	March 7, 2019
Nassim Usman, Ph.D.

/s/ Fletcher Payne	Chief Financial Officer (Principal Financial and Accounting Officer)	March 7, 2019
Fletcher Payne

/s/ Augustine Lawlor	Chairman of the Board of Directors	March 7, 2019
Augustine Lawlor

/s/ Errol B. De Souza, Ph.D.	Director	March 7, 2019
Errol B. De Souza, Ph.D.

/s/ Jeff Himawan, Ph.D.	Director	March 7, 2019
Jeff Himawan, Ph.D.

/s/ Andrea Hunt	Director	March 7, 2019
Andrea Hunt

/s/ Eddie Williams	Director	March 7, 2019
Eddie Williams

/s/ John P. Richard	Director	March 7, 2019
John P. Richard

/s/ Stephen A. Hill, M.D.	Director	March 7, 2019
Stephen A. Hill, M.D.