Form 10-K/A
period 2018-12-31
CATALYST BIOSCIENCES, INC.
filed 2019-04-29
CIK 1124105

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission file number: 000-51173

Catalyst Biosciences, Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware	56-2020050
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

611 Gateway Blvd. Suite 710
South San Francisco, California	94080
(Address of principal executive offices)	(Zip Code)

(650) 871-0761
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Common stock, par value $0.001 per share	The Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b2 of the Exchange Act.

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

4134-9107-4076.7

4134-9107-4076.7

EXPLANATORY NOTE

Catalyst Biosciences, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (“Amendment”) to amend its Annual Report on Form 10-K for the year ended December 31, 2018 (the “Form 10-K”), which was originally filed with the Securities and Exchange Commission (“SEC”) on March 8, 2019. The purpose of this Amendment is to refile Exhibit 10.16(b), which was originally filed with the Form 10-K, in connection with the transition to the new requirements set forth in Item 601(b) of Regulation S-K permitting registrants to omit immaterial and competitively harmful confidential information from material contracts filed pursuant to Item 601(b)(10) without the need to submit a confidential treatment request to the SEC.  The Company has also withdrawn its confidential treatment request for Exhibit 10.16(b).

This Amendment speaks as of the original filing date and does not reflect events occurring after the filing of the Form 10-K or modify or update disclosures that may be affected by subsequent events. No revisions are being made to the Company’s financial statements or any other disclosure contained in the Form 10-K.

This Amendment is an exhibit-only filing. Except for the changes to Exhibit 10.16(b), this Amendment does not otherwise update any exhibits as originally filed or previously amended.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by the Company’s principal executive officer and principal financial officer are filed herewith as exhibits 31.3 and 31.4 to this Amendment pursuant to Rule 13a-14(a) of the Exchange Act. The Company is not including certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) as no financial statements are being filed with this Amendment.

4134-9107-4076.7

4134-9107-4076.7

PART IV

Item 15.EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are included as part of the Company's Annual Report on Form 10-K for the year ended December 31, 2018 and filed with the SEC on March 8, 2019 (the "Form 10-K"):

1.Consolidated Financial Statements

See Index to Consolidated Financial Statements in Item 8 of the Form 10-K.

2.Consolidated Financial Statement Schedules

See index to Consolidated Financial Statements in Item 8 of the Form 10‑K.

3.EXHIBITS

(b) See LIST OF EXHIBITS

Item 16.FORM 10-K SUMMARY

None.

4134-9107-4076.7

4134-9107-4076.7

LIST OF EXHIBITS

		Incorporated by reference				Filed or furnished herewith herewith
Exhibit No.	Exhibit title	Form	File No.	Exhibit No.	Filing date
2.1(a)	Agreement and Plan of Merger dated as of March 5, 2015, by and among Targacept, Catalyst Biosciences, Inc. and Talos Merger Sub, Inc.	8-K	000-51173	2.1	Mar. 6, 2015
2.1(b)	Amendment No. 1 to Agreement and Plan of Merger by and among Targacept, Talos Merger Sub, Inc., and Catalyst dated May 6, 2015	8-K	000-51173	10.1	May 12, 2015
2.1(c)	Amendment No. 2 to Agreement and Plan of Merger by and among Targacept, Talos Merger Sub, Inc., and Catalyst dated May 13, 2015	8-K	000-51173	10.1	May 14, 2015
3.1	Fourth Amended and Restated Certificate of Incorporation of the Company	S-8	333-133881	4.1	May 8, 2006
3.2	Certificate of Amendment to Fourth the Amended and Restated Certificate of Incorporation of the Company	8-K	000-51173	3.1	Aug. 20, 2015
3.3	Second Certificate of Amendment to the Fourth Amended and Restated Certificate of Incorporation of the Company	8-K	000-51173	3.1	Feb. 10, 2017
3.4	Bylaws of the Company, as amended	8-K	000-51173	3.1	Mar. 6, 2015
3.5	Certificate of Designation of Preferences, Rights and Limitations, filed with the Delaware Secretary of State on April 10, 2017, with respect to the Series A Preferred Stock	8-K	000-51173	3.1	Apr. 13, 2017
4.1	Form of Indenture by and between Targacept, Inc. and American Stock Transfer and Trust Company, LLC	S-4	333-204423	Annex G	May 22, 2015
4.2	Form of Global Security	S-4	333-204423	Annex G	May 22, 2015)
4.3	Warrant to Purchase Stock of Catalyst Biosciences, Inc., issued to Silicon Valley Bank on March 3, 2005	10-K	000-51173	4.3	Mar. 9, 2016
4.4	Form of Warrant to Purchase Stock of Catalyst Biosciences, Inc., issued to purchasers of Series E Preferred Stock	10-K	000-51173	4.4	Mar. 9, 2016

4134-9107-4076.7

4134-9107-4076.7

		Incorporated by reference				Filed or furnished herewith herewith
Exhibit No.	Exhibit title	Form	File No.	Exhibit No.	Filing date
4.5	Form of Warrant to Purchase Stock of Catalyst Biosciences, Inc., issued to purchasers of convertible promissory notes	10-K	000-51173	4.5	Mar. 9, 2016
4.6	Form of Indenture	S-3	333-222644	4.5	Jan. 22, 2018
4.7	Form of Warrant to be Issued in Offering	S-1/A	333-21663	4.5	Apr. 4, 2017
4.8	Form of Indenture	S-3	333-228970	4.5	Dec. 21, 2018
10.1**	Catalyst Biosciences, Inc. (formerly Targacept, Inc.) 2015 Stock Incentive Plan (as Amended and Restated Effective June 9, 2016)	DEF 14A	000-51173	Appendix A	Apr. 25, 2016
10.2**	Catalyst Biosciences, Inc. 2016 Inducement Stock Incentive Plan	8-K	000-51173	10.1	Apr. 20, 2016
10.3**	Catalyst’s 2004 Stock Plan	S-4	333-204423	10.31(a)	May 22, 2015
10.4**	Form of Incentive Stock Option Award Notice	8-K	000-51173	10.1	July 14, 2017
10.5**	Form of Non-qualified Stock Option Award Notice	8-K	000-51173	10.2	July 14, 2017
10.6**	Catalyst Biosciences, Inc. 2018 Omnibus Incentive Plan	DEF 14A	000-51173	Appendix A	May 11, 2018
10.7**	Catalyst Biosciences, Inc. 2018 Employee Stock Purchase Plan	DEF 14A	000-51173	Appendix B	May 11, 2018
10.8**	Form of Stock Option Award Agreement	DEF 14A	000-51173	Appendix C	May 11, 2018
10.9**	Amended and Restated Employment Agreement, dated as of August 28, 2018, by and between Catalyst Biosciences, Inc. and Dr. Nassim Usman, Ph.D.	8-K	000-51173	10.1	Aug. 31, 2018
10.10**	Amended and Restated Employment Agreement, dated as of August 30, 2018, by and between Catalyst Biosciences, Inc. and Fletcher Payne	8-K	000-51173	10.3	Aug. 31, 2018

4134-9107-4076.7

4134-9107-4076.7

		Incorporated by reference				Filed or furnished herewith herewith
Exhibit No.	Exhibit title	Form	File No.	Exhibit No.	Filing date
10.11**	Amended and Restated Employment Agreement, dated as of August 29, 2018, by and between Catalyst Biosciences, Inc. and Dr. Howard Levy, M.B.B.Ch., Ph.D., M.M.M.	8-K	000-51173	10.2	Aug. 31, 2018
10.12**	Nonqualified Stock Option Agreement, dated December 3, 2012, by and between the Company and Stephen A. Hill	S-8	333-185888	99.1	Jan. 4, 2013
10.13**	Form of Indemnification Agreement between the Company and each of its directors and members of executive management, other than the Indemnification Agreement by and between the Company and Fletcher Payne	10-K	000-51173	10.14	Mar. 8, 2017
10.14**	Indemnification Agreement, dated January 14, 2015, by and between the Company and Fletcher Payne	S-4	333-204423	10.33	May 22, 2015
10.15(a)**	Stock Option Agreement-Early Exercise, No. 427, dated January 22, 2015, by and between Catalyst and Fletcher Payne	S-4	333-204423	10.40(a)	May 22, 2015
10.15(b)**	Stock Option Agreement-Early Exercise, No. 428, dated January 22, 2015, by and between Catalyst and Fletcher Payne	S-4	333-204423	10.40(b)	May 22, 2015
10.15(c)**	Stock Option Agreement-Early Exercise, No. 429, dated May 8, 2015, by and between Catalyst and Fletcher Payne	S-4	333-204423	10.40(c)	May 22, 2015
10.16(a)+	License and Collaboration Agreement, dated September 16, 2013, by and between Catalyst and ISU Abxis	S-4	333-204423	10.30(a)	May 22, 2015
10.16(b)++	Amended and Restated License Agreement, dated December 17, 2018, by and between Catalyst and ISU Abxis		000-51173			X
10.17+	Development and Manufacturing Services Agreement, by and between CMC ICOS Biologics, Inc. and the Company, dated as of May 20, 2016	10-Q	000-51173	10.1	Aug. 4, 2016

4134-9107-4076.7

4134-9107-4076.7

		Incorporated by reference				Filed or furnished herewith herewith
Exhibit No.	Exhibit title	Form	File No.	Exhibit No.	Filing date
10.18+	Termination Agreement, dated December 8, 2016, between the Company and Wyeth LLC, a wholly-owned subsidiary of Pfizer Inc.	10-K	000-51173	10.16	Mar. 8, 2017
10.19	Capital on DemandTM Sales Agreement, dated March 16, 2016, by and between the Company and JonesTrading Institutional Services LLC	S-3	333-210248	1.1	Mar. 16, 2016
10.20	Sublease Agreement, dated February 23, 2015, by and between Catalyst Biosciences, Inc. and Reset Therapeutics, Inc.	S-4	333-204423	10.29	May 22, 2015
10.21(a)	Lease Agreement, dated November 8, 2017 by and between BXP 611 Gateway Center, LP and the Company	8-K	000-51173	10.1	Nov. 17, 2017
10.21(b)	First Amendment to Office Lease, dated as of August 9, 2018, by and between BXP 611 Gateway Center, LP and the Company	8-K	000-51173	10.1	Aug. 15, 2018
21.1	List of subsidiaries of the Company	10-K	000-51173	21.1	Mar. 9, 2016
23.1	Consent of EisnerAmper LLP, Independent Registered Public Accounting Firm	10-K	000-51173	23.1	Mar. 8, 2019
24.1	Power of Attorney	10-K	000-51173	24.1	Mar. 8, 2019
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	10-K	000-51173	31.1	Mar. 8, 2019
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	10-K	000-51173	31.2	Mar. 8, 2019

4134-9107-4076.7

4134-9107-4076.7

		Incorporated by reference				Filed or furnished herewith herewith
Exhibit No.	Exhibit title	Form	File No.	Exhibit No.	Filing date
31.3	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.4	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-K		32.1	Mar. 8, 2019
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-K		32.1	Mar. 8, 2019
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

		10-K		101	Mar. 8, 2019
**	Denotes management contract, compensatory plan or arrangement.

4134-9107-4076.7

4134-9107-4076.7

+

Confidential treatment has been granted with respect to certain portions of this Exhibit, which portions have been omitted and filed separately with the SEC as part of an application for confidential treatment.

++  Pursuant to Item 601(b)(10) of Regulation S-K, certain confidential portions of this exhibit were omitted by means of marking such portions with an asterisk because the identified confidential portions (i) are not material and (ii) would be competitively harmful if publicly disclosed.

4134-9107-4076.7

4134-9107-4076.7

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CATALYST BIOSCIENCES, INC.
(Registrant)
Date: April 26, 2019	/s/ Nassim Usman
Nassim Usman, Ph.D.
President and Chief Executive Officer
(Principal Executive Officer)
Date: April 26, 2019	/s/ Fletcher Payne
Fletcher Payne
Chief Financial Officer
(Principal Financial and Accounting Officer)

4134-9107-4076.7

4134-9107-4076.7