Form 10-Q
period 2019-06-30
CATALYST BIOSCIENCES, INC.
filed 2019-08-01
CIK 1124105

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 26, 2019, the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 12,015,921.

Securities registered or to be registered pursuant to Section 12(b) of the Act.

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	CBIO	NASDAQ

CATALYST BIOSCIENCES, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Catalyst Biosciences, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	June 30, 2019	December 31, 2018
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$17,348	$31,213
Short-term investments	76,587	88,914
Restricted cash	50	50
Prepaid and other current assets	4,072	3,814
Total current assets	98,057	123,991
Other assets, noncurrent	257	543
Right-of-use assets	2,188	—
Property and equipment, net	371	386
Total assets	$100,873	$124,920
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$393	$1,248
Accrued compensation	1,410	1,495
Other accrued liabilities	3,932	2,043
Deferred rent, current portion	—	15
Operating lease liability	461	—
Total current liabilities	6,196	4,801
Operating lease liability, noncurrent	1,566	—
Deferred rent, noncurrent portion	—	174
Total liabilities	7,762	4,975
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized; 12,008,528 and 11,954,528 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	12	12
Additional paid-in capital	325,246	323,279
Accumulated other comprehensive income (loss)	57	(4)
Accumulated deficit	(232,204)	(203,342)
Total stockholders’ equity	93,111	119,945
Total liabilities and stockholders’ equity	$100,873	$124,920

The accompanying notes are an integral part of these condensed consolidated financial statements.

Catalyst Biosciences, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Contract revenue	$—	$—	$—	$6
Operating expenses:
Research and development	11,111	3,889	23,138	7,660
General and administrative	3,270	3,225	6,956	6,139
Total operating expenses	14,381	7,114	30,094	13,799
Loss from operations	(14,381)	(7,114)	(30,094)	(13,793)
Interest and other income, net	601	632	1,232	2,269
Net loss	$(13,780)	$(6,482)	(28,862)	(11,524)
Net loss per share attributable to common stockholders, basic and diluted	$(1.15)	$(0.54)	$(2.41)	$(1.10)
Shares used to compute net loss per share attributable to common stockholders, basic and diluted	11,989,866	11,938,401	11,976,799	10,472,180

The accompanying notes are an integral part of these condensed consolidated financial statements.

Catalyst Biosciences, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net loss	$(13,780)	$(6,482)	$(28,862)	$(11,524)
Other comprehensive income (loss):
Unrealized gain on available-for-sale securities	44	8	61	4
Total comprehensive loss	$(13,736)	$(6,474)	$(28,801)	$(11,520)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Catalyst Biosciences, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	(Deficit)
Balance at December 31, 2018	—	$—	11,954,528	$12	$323,279	$(4)	$(203,342)	$119,945
Stock-based compensation expense	—	—	—	—	829	—	—	829
Issuance of common stock from stock grants and option exercises	—	—	19,576	—	106	—	—	106
Unrealized gain on available-for-sale securities	—	—	—	—	—	17	—	17
Net loss	—	—	—	—	—	—	(15,082)	(15,082)
Balance at March 31, 2019	—	—	11,974,104	12	324,214	13	(218,424)	105,815
Stock-based compensation expense	—	—	5,999	—	903	—	—	903
Issuance of common stock from option exercises	—	—	28,425	—	129	—	—	129
Unrealized gain on available-for-sale securities	—	—	—	—	—	44	—	44
Net loss	—	—	—	—	—	—	(13,780)	(13,780)
Balance at June 30, 2019	—	$—	12,008,528	$12	$325,246	$57	$(232,204)	$93,111

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	(Deficit)
Balance at December 31, 2017	3,680	$—	6,081,230	$6	$204,262	$—	$(173,494)	$30,774
Opening balance adjustment - adoption of ASC 606	—	—	—	—	—	—	207	207
Balance at January 1, 2018	3,680	$—	6,081,230	$6	$204,262	$—	$(173,287)	30,981
Stock-based compensation expense	—	—	—	—	606	—	—	606
Issuance of common stock for secondary public offering, net of issuance costs	—	—	3,382,352	4	106,758	—	—	106,762
Issuance of common stock upon exercise of warrants	—	—	1,735,419	2	9,543	—	—	9,545
Conversion of preferred stock to common stock	(3,680)	—	736,000	—	—	—	—	—
Issuance of common stock from option exercises	—	—	59	—	—	—	—	—
Conversion of redeemable convertible notes to common stock	—	—	21	—	3	—	—	3
Unrealized gain on available-for-sale securities	—	—	—	—	—	(4)	—	(4)
Net loss	—	—	—	—	—	—	(5,042)	(5,042)
Balance at March 31, 2018	—	—	11,935,081	12	321,172	(4)	(178,329)	142,851
Stock-based compensation expense	—	—	—	—	550	—	—	550
Issuance of common stock from option exercises	—	—	7,648	—	36	—	—	36
Unrealized gain on available-for-sale securities	—	—	—	—	—	8	—	8
Net loss	—	—	—	—	—	—	(6,482)	(6,482)
Balance at June 30, 2018	—	$—	11,942,729	$12	$321,758	$4	$(184,811)	$136,963

The accompanying notes are an integral part of these condensed consolidated financial statements.

Catalyst Biosciences, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2019	2018
Operating Activities
Net loss	$(28,862)	$(11,524)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,732	1,156
Depreciation and amortization	79	70
Loss on disposal of property and equipment	—	116
Changes in operating assets and liabilities:
Prepaid and other current assets	(361)	(1,469)
Accounts payable	(855)	(613)
Accrued compensation and other accrued liabilities	1,803	(393)
Operating lease liability and right-of-use assets	40	—
Deferred rent	—	143
Deferred revenue	—	(6)
Net cash flows used in operating activities	(26,424)	(12,520)

Investing Activities
Proceeds from maturities of short-term investments	89,005	30,693
Purchase of short-term investments	(76,617)	(102,330)
Purchases of property and equipment	(64)	(201)
Net cash flows provided by (used in) investing activities	12,324	(71,838)

Financing Activities
Payments for the redemption of redeemable convertible notes	—	(5,082)
Issuance of common stock for secondary public offering, net of issuance costs	—	106,762
Issuance of common stock from stock grants and option exercises	235	36
Proceeds from exercise of warrants	—	9,545
Net cash flow provided by financing activities	235	111,261
Net (decrease) increase in cash, cash equivalents and restricted cash	(13,865)	26,903
Cash, cash equivalents and restricted cash at beginning of the period	31,263	19,805
Cash, cash equivalents and restricted cash at end of the period(a)	$17,398	$46,708

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Adoption of ASC 606	$—	$207
Conversion of redeemable convertible notes to common stock	$—	$3
Unrealized gain on investments	$61	$4
Right-of-use asset and operating lease liability recorded upon the adoption of ASC 842, net	$2,052	$—

(a) The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts reported within the condensed consolidated balance sheets:

Cash and cash equivalents	$17,348	$46,533
Restricted cash	50	175
Total cash and restricted cash	$17,398	$46,708

The accompanying notes are an integral part of these condensed consolidated financial statements

Catalyst Biosciences, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	Nature of Operations and Liquidity

Catalyst Biosciences, Inc. and its subsidiary (the “Company” or “Catalyst”) is a clinical-stage biopharmaceutical company focused on developing novel treatments for hemophilia and other rare bleeding disorders using its engineered subcutaneous (SC) coagulation factors that promote blood clotting. The Company is located in South San Francisco, California and it operates in one segment.

The Company had a net loss of $28.9 million for the six months ended June 30, 2019 and an accumulated deficit of $232.2 million as of June 30, 2019 and expects to continue to incur losses for the next several years. As of June 30, 2019, the Company had $94.0 million of cash, cash equivalents and short-term investments. Its primary uses of cash are to fund operating expenses, including research and development expenditures and general and administrative expenditures. Based on the current status of its research and development plans, the Company believes that its existing cash, cash equivalents and short-term investments as of June 30, 2019 will be sufficient to fund its cash requirements for at least the next 12 months from the date of the filing of this quarterly report. If, at any time, the Company’s prospects for financing its research and development programs decline, the Company may decide to reduce research and development expenses by delaying, discontinuing or reducing its funding of one or more of its research or development programs. Alternatively, the Company might raise funds through strategic collaborations, public or private financings or other arrangements. Such funding, if needed, may not be available on favorable terms, or at all.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The Company’s condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and following the requirements of the Securities and Exchange Commission (the “SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted. These financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the Company’s financial information. These interim results and cash flows for any interim period are not necessarily indicative of the results to be expected for the full year.

The accompanying condensed consolidated financial statements and related financial information should be read in conjunction with the consolidated financial statements filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 (“Annual Report”).

Accounting Pronouncements Recently Adopted

The Company’s significant accounting policies are included in “Part II - Item 8 - Financial Statements and Supplementary Data - Note 3 – Summary of Significant Accounting Policies” in the Company’s Annual Report. In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), to enhance the transparency and comparability of financial reporting related to leasing arrangements. The Company adopted the standard effective January 1, 2019. There have been no other significant changes to these accounting policies during the first six months of 2019.

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

For a description of the fair value hierarchy and the Company’s fair value methodology, see “Part II - Item 8 - Financial Statements and Supplementary Data - Note 2 – Summary of Significant Accounting Policies” in the Company’s Annual Report. There were no significant changes in these methodologies during the six months ended June 30, 2019.

There were no transfers in or out of Level 1 or 2 during the periods presented. The following tables present the fair value hierarchy for assets and liabilities measured at fair value on a recurring basis as of June 30, 2019 and December 31, 2018 (in thousands):

	June 30, 2019
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds(1)	$16,858	$—	$—	$16,858
U.S. government agency securities(2)	57,904		—	57,904
Federal agency securities(2)	—	18,683	—	18,683
Restricted cash (money market funds)	50	—	—	50
Total financial assets	$74,812	$18,683	$—	$93,495

(1)	Included in cash and cash equivalents on accompanying condensed consolidated balance sheets.
(2)	Included in short-term investments on accompanying condensed consolidated balance sheets and are classified as available-for-sale securities.

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds(1)	$29,090	$—	$—	$29,090
Federal agency securities(1)	—	999	—	999
U.S. Treasury securities(2)	74,139			74,139
Federal agency securities(2)		14,775	—	14,775
Restricted cash (money market funds)	50	—	—	50
Total financial assets	$103,279	$15,774	$—	$119,053

(1)	Included in cash and cash equivalents on accompanying condensed consolidated balance sheets.
(2)	Included in short-term investments on accompanying condensed consolidated balance sheets and are classified as available-for-sale securities.

Catalyst Biosciences, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

4.	Financial Instruments

Cash equivalents, restricted cash and short-term investments (debt securities) which are classified as available-for-sale securities, consisted of the following (in thousands):

June 30, 2019	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds (cash equivalents)	$16,858	$—	$—	$16,858
U.S. government agency securities	57,870	34	—	57,904
Federal agency securities	18,660	23	—	18,683
Restricted cash (money market funds)	50	—	—	50
Total financial assets	$93,438	$57	$—	$93,495
Classified as:
Cash and cash equivalents				$16,858
Short-term investments				76,587
Restricted cash (money market funds)				50
				$93,495

December 31, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds (cash equivalents)	$29,090	$—	$—	$29,090
Federal agency securities (cash equivalents)	999	—	—	999
Restricted cash (money market funds)	50	—	—	50
U.S. government agency securities	74,144	1	(6)	74,139
Agency securities	14,774	1	—	14,775
Total financial assets	$119,057	$2	$(6)	$119,053
Classified as:
Cash and cash equivalents				$30,089
Short-term investments				88,914
Restricted cash (money market funds)				50
				$119,053

There have been no material realized gains or losses on available-for-sale securities for the periods presented. As of June 30, 2019, the remaining contractual maturities of available-for-sale debt securities was less than one year.

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

For the six months ended June 30, 2019, the Company’s operating lease expense was $0.3 million. The present value assumptions used in calculating the present value of the lease payments were as follows:

Weighted-average remaining lease term	3.8 years
Weighted-average discount rate	6.0%

Catalyst Biosciences, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Future lease payments under non-cancelable leases as of June 30, 2019 were as follows:

Remaining in 2019	$282
2020	578
2021	596
2022	613
2023	209
Total future minimum lease payments	2,278
Less imputed interest	(251)
Total lease liability	$2,027

6.	Stock Based Compensation

The following table summarizes stock option activity under the Company’s equity incentive plans and related information:

	Number of Shares Underlying Outstanding Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)
Outstanding — December 31, 2018	1,361,977	$12.04	8.71
Options granted	395,300	$8.10
Options exercised	(41,219)	$4.57
Options forfeited	(60,290)	$8.14
Options expired	(7,474)	$74.90
Outstanding — June 30, 2019	1,648,294	$11.14	8.60
Exercisable — June 30, 2019	547,822	$15.74	7.95
Vested and expected to vest — June 30, 2019	1,648,294	$11.14	8.60

Valuation Assumptions

The Company estimated the fair value of stock options granted using the Black-Scholes option-pricing formula and a single option award approach. Due to its limited history as a public company and limited number of sales of its common stock, the Company estimated its volatility considering a number of factors including the use of the volatility of comparable public companies. The expected term of options granted under the Plan, all of which qualify as “plain vanilla” per SEC Staff Accounting Bulletin 107, is determined based on the simplified method due to the Company’s limited operating history and is 5.98 years based on the average between the vesting period and the contractual life of the option. The risk-free rate is based on the yield of a U.S. Treasury security with a term consistent with the option. This fair value is being amortized ratably over the requisite service periods of the awards, which is generally the vesting period.

The fair value of employee stock options was estimated using the following weighted-average assumptions for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30,
	2019	2018
Employee Stock Options:
Risk-free interest rate	2.44%	2.48%
Expected term (in years)	5.98	5.93
Dividend yield	—	—
Volatility	88.21%	104.37%
Weighted-average fair value of stock options granted	$5.96	$13.38

Catalyst Biosciences, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Total stock-based compensation recognized was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Research and development	$284	$137	$522	$252
General and administrative(1)	619	414	1,210	904
Total stock-based compensation	$903	$551	$1,732	$1,156

(1)	Included $0.03 and $0.1 million in modifications related to certain Board member stock options in the three and six months ended June 30, 2019 and for the six months ended June 30, 2018, respectively.

Also included in total stock-based compensation for the three and six months ended June 30, 2019 is expense related to 5,999 shares of common stock issued to certain board members in lieu of their cash compensation.

As of June 30, 2019, 961,609 shares of common stock were available for future grant and 1,648,294 options to purchase shares of common stock were outstanding. As of June 30, 2019, the Company had unrecognized employee stock-based compensation expense of $7.1 million, related to unvested stock awards, which is expected to be recognized over an estimated weighted-average period of 2.78 years.

7.	Collaborations

Pfizer

Pursuant to the termination agreement entered into on December 8, 2016, in connection with the termination of a prior license and development agreement, Pfizer granted the Company an exclusive license to Pfizer’s proprietary rights for manufacturing materials and processes that apply to Factor VIIa variants, CB 813a and marzeptacog alfa (activated) - MarzAA. Pfizer also transferred to the Company the IND application and documentation related to the development, manufacturing and testing of the Factor VIIa products as well as the orphan drug designation. The Company agreed to make contingent cash payments to Pfizer in an aggregate amount up to $17.5 million, payable upon the achievement of certain clinical, regulatory and commercial milestones. Following commercialization of any covered product, Pfizer will also receive a single-digit royalty on net product sales on a country-by-country basis for a predefined royalty term. In February 2018, the Company paid Pfizer a $1 million milestone payment based on the dosing of the first patient in its ongoing Phase 2 study; the amount was recorded as a research and development expense. No payments were made to Pfizer in the first six months of 2019.

ISU Abxis

In December 2018, the Company entered into an amended and restated license agreement with ISU Abxis (the “A&R ISU Abxis Agreement”), which amended and restated its previous license and collaboration agreement with ISU Abxis previously entered into in September 2013, as subsequently amended in October 2014 and December 2016 (the “Original ISU Abxis Agreement”). Under the A&R ISU Abxis Agreement, ISU Abxis will receive commercialization rights in South Korea to the Company’s engineered Factor IX dalcinonacog alfa - DalcA and the Company will receive clinical development and commercialization rights in the rest of world (excluding South Korea) and manufacturing development and manufacturing rights worldwide (including South Korea). The A&R ISU Abxis Agreement eliminates the profit-sharing arrangement in the Original ISU Abxis Agreement and provides for a low single-digit royalty payment to ISU Abxis, on a country-by-country basis, for net product sales of DalcA by the Company or its affiliates in each country other than South Korea. Pursuant to the A&R ISU Abxis Agreement, the Company will also pay up to an aggregate of $19.5 million in milestone payments to ISU Abxis, including $2.5 million in regulatory and development milestone payments and up to $17 million in commercial milestone payments, if the applicable milestones are met.

Catalyst Biosciences, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

8.	Net Loss per Share Attributable to Common Stockholders

The following table sets forth the computation of the basic and diluted net loss per common share during the six months ended June 30, 2019 and 2018 (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net loss attributable to common stockholders	$(13,780)	$(6,482)	$(28,862)	$(11,524)
Weighted-average number of shares used in computing net loss per share, basic and diluted	11,989,866	11,938,401	11,976,799	10,472,180
Net loss available for common stockholders per share, basic and diluted	$(1.15)	$(0.54)	$(2.41)	$(1.10)

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

	Six Months Ended June 30,
	2019	2018
Options to purchase common stock	1,648,294	1,071,899
Common stock warrants	7,857	12,039
Redeemable convertible notes	—	—
Total	1,656,151	1,083,938

9.	Stockholders’ Equity

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

Manufacturing Agreements

On May 20, 2016, the Company signed a development and manufacturing services agreement with AGC Biologics, Inc. (“AGC”), formerly known as CMC ICOS Biologics, Inc., pursuant to which AGC will conduct manufacturing development of agreed upon product candidates. The Company currently has firm work orders with AGC to manufacture MarzAA and DalcA to support its clinical trials totaling $12.4 million and the payment obligations remaining at June 30, 2019 was $5.4 million.

11.	Related Parties

On October 24, 2017, the Company announced a strategic research collaboration with Mosaic Biosciences, Inc. (“Mosaic”) to develop intravitreal anti-complement factor 3 products for the treatment of dry age-related macular degeneration and other retinal diseases. According to the agreement the Company and Mosaic will co-fund the research. Dr. Usman, the Company’s Chief Executive Officer and a member of the Company’s board of directors, and Mr. Lawlor, the chairman of the Company’s board of directors, were also members of the board of directors of Mosaic when this agreement was entered in to, and the agreement was reviewed by disinterested members of the Company’s board of directors and approved by the Company’s audit committee. Expenses related to the collaboration were $0.3 and $0.3 million for the three months ended June 30, 2019 and 2018, respectively. Expenses related to the collaboration were $0.7 and $0.5 million for the six months ended June 30, 2019 and 2018, respectively.

Catalyst Biosciences, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

12.	Interest and Other Income

The following table shows the detail of interest and other income/(expense), net for the three-and six-months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Interest income	$601	$602	$1,262	$887
Loss on disposal of fixed assets	—	—	—	(116)
Other income/(expense), net	—	30	(30)	1,498
Total other income/(expense), net	$601	$632	$1,232	$2,269

Other income of $1.5 million for the six months ended June 30, 2018 reflects milestone payments received under an agreement associated with neuronal nicotinic receptor assets sold in 2016.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless otherwise indicated, in this Quarterly Report on Form 10-Q, references to “Catalyst,” “we,” “us,” “our” or the “Company” mean Catalyst Biosciences, Inc. and our subsidiaries. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes that appear in this Quarterly Report on Form 10-Q (this “Report”).

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

Overview

We are a clinical-stage biopharmaceutical company focused on developing novel treatments for hemophilia and other rare bleeding disorders using our potent, subcutaneous (SC) coagulation factors that promote blood clotting. Our engineered coagulation factors are designed to overcome the significant limitations of current intravenous (IV) treatment options, facilitate prophylaxis, and ultimately deliver substantially better outcomes for patients using SC dosing.

Hemophilia is a rare and serious bleeding disorder that results from a genetic or an acquired deficiency of a factor required for normal blood coagulation. There are two major types of hemophilia, A and B, that are caused by alterations in Factor VIII or Factor IX genes, respectively, with a corresponding reduction in the ability to clot blood. The disease is X chromosome-linked, meaning that most people who inherit the disorder and suffer from symptoms are male; however, female carriers of mutations in Factor VIII or Factor IX can also have reduced coagulation factor levels and resultant bleeding. Hemophilia A occurs in approximately 1 in 5,000 male births, and hemophilia B in approximately 1 in 20,000 male births. The prevalence of hemophilia A and B in the United States is approximately 20,000 patients with an estimated 400,000 patients worldwide. Currently there is no cure for hemophilia. Patients with hemophilia suffer from spontaneous and traumatic bleeding episodes and substantially prolonged bleeding times that can become limb- or life-threatening. In cases of severe hemophilia, spontaneous bleeding into muscles or joints is frequent and often results in disabling joint damage.

The New Standard in Hemophilia Management

Patients with hemophilia have insufficient functional coagulation factor in their blood. Current treatment involves management of acute bleeding episodes or prophylactic treatment through factor replacement or bypass therapy. Replacement therapy comprises IV infusion of the missing Factor VIII or IX. Intravenous infusion is invasive, time consuming and particularly challenging to administer to children. Another significant challenge in managing patients with hemophilia is the risk for development of inhibitors, which are anti-drug-antibodies that reduce the efficacy of the factor replacement. This occurs in approximately 30% of hemophilia A and 5-10% of hemophilia B patients. Inhibitor patients are treated with bypass agents. Currently, two types of bypass treatment exist: recombinant activated coagulation factor VII (NovoSeven RT) and activated prothrombin complex concentrates (e.g., FEIBA). More recently, a bispecific antibody mimicking FVIIIa activity (Hemlibra®) has been approved for prophylaxis in hemophilia A patients with or without inhibitors. Both NovoSeven and FEIBA are administered IV while Hemlibra is administered SC.

We are currently focused on the clinical development of our subcutaneously dosed, next-generation Factor VIIa (marzeptacog alfa (activated) – MarzAA) for hemophilia A and B inhibitor patients and Factor IX (dalcinonacog alfa – DalcA) for hemophilia B patients. Our preclinical and Phase 1 clinical studies showed that MarzAA is nine-fold more potent than NovoSeven RT, the current leading Factor VIIa bypass therapy, and that DalcA is 22-fold more potent than BeneFIX, the current leading Factor IX replacement therapy. The enhanced potency of MarzAA and DalcA allows for SC dosing using a small volume, which we believe will provide for more effective and convenient treatments of spontaneous bleeds and prophylactic protection, especially for children. In addition to our current development focus areas, we believe MarzAA has the potential to treat bleeds in several disease settings and manage severe Factor VII deficiency and Glanzmann thrombasthenia.

We currently control worldwide development, manufacturing and commercialization rights of our product candidates. DalcA commercialization rights in South Korea are assigned to ISU Abxis, our collaborator who performed development through Phase 1/2. Both MarzAA and DalcA have received orphan drug designation in the U.S. and in the E.U.

We estimate the global market opportunity for MarzAA and DalcA to be approximately $3.7 billion: $2.2 billion for the Factor VIIa market and $1.5 billion for the Factor IX market.

Recent Program Updates

MarzAA

We have completed a Phase 2 open-label SC efficacy and safety trial and met all our primary and secondary end points. The Phase 2 trial in patients with hemophilia A or B with inhibitors was designed to evaluate the efficacy of MarzAA in reducing total bleeding episodes. The primary endpoint was to assess the effect of MarzAA on annualized bleed rate (ABR) at a subject’s final dose level, with each patient’s historic annualized bleeding rate serving as his own control. The secondary endpoints included safety, tolerability and lack of anti-drug-antibody (ADA) and neutralizing antibody (nAb) formation.

We reported at the International Society for Thrombosis & Hemostasis 2019 Congress on July 8, 2019 that daily SC administration of MarzAA for 50 days significantly reduced the subject group’s 6-month pre-study mean ABR from 19.8 to 1.6 at the subjects’ final individual dose levels (p<0.01). Additionally, the Proportion of Days with Bleeding (PDB) was significantly reduced from the subject group’s 6-month pre-treatment mean of 12.3% to 0.8% at the subjects’ final individual dose levels (p<0.01). The median ABR and PDB were both reduced to zero during treatment, with seven of nine subjects experiencing no bleeds, either traumatic or spontaneous, at their final individual dose levels. Only 2 subjects required dose escalation from 30 mg/kg/day to 60 mg/kg/day per protocol. Subcutaneous treatment with MarzAA was safe and well-tolerated. Six mild to moderate localized skin reactions were observed in 2 subjects. No ADAs nor nAbs to MarzAA were detected after administration of a total of 517 SC doses. SC dosing prolonged the half-life of MarzAA to 16.6 hours so that trough levels of MarzAA before the next SC dose were sufficient to provide bleed prevention.

We plan to initiate a Phase 3 registration study of MarzAA in 2020. We have initiated a SC Phase 1 study to evaluate the pharmacokinetics and pharmacodynamics in patients with hemophilia A or B with or without inhibitors to determine if the timing of the peak levels achieved are sufficient to treat a breakthrough bleed with subcutaneous dosing and expect to report data in 2020. We previously completed an IV Phase 1 clinical trial evaluating the pharmacokinetics, pharmacodynamics and coagulation activity of MarzAA in patients with severe hemophilia A and B with and without an inhibitor. In this study we demonstrated that single IV doses ranging from 0.5 mg/kg/day to 30 mg/kg/day were safe and well tolerated in patients with severe hemophilia A and B. Pharmacokinetic and pharmacodynamic results showed a dose dependent increase in antigen and activity with good correction of coagulation parameters and normalization at the higher dose levels.

In the second quarter of 2019, we received agreement from the FDA that we have demonstrated comparability of the clinical drug substance and drug product between our previously manufactured batches and those recently manufactured at AGC.

DalcA

We have completed a Phase 1/2 subcutaneous dosing trial that evaluated the safety and efficacy of DalcA in patients with severe hemophilia B. The objective of the Phase 1/2 trial was to demonstrate the feasibility of increasing Factor IX activity trough levels from approximately 1% (severe hemophilia) to greater than 12% (mild hemophilia corresponding to a reduced risk of spontaneous joint bleeds) with daily SC injections. Data from the study demonstrated that DalcA maintained protective Factor IX activity levels of 12 – 30%. Two subjects in the Phase 1/2 SC dosing trial developed nAbs, one transiently. The nAbs were specific to DalcA and did not interfere with the patients’ ability to resume use of their prior FIX therapy. Thus, the nAbs to DalcA are not referred to as inhibitors. We completed a comprehensive investigation of the cause of the nAbs in 2018 and concluded that the immunogenic potential of DalcA was low and similar to that of commercial Factor IX products and that drug product quality is comparable to commercial Factor IX products. Based on the results of the investigation, and discussions with clinicians and regulatory experts, we have initiated a Phase 2b trial to assess safety and efficacy of DalcA, that will include 28 days of daily SC dosing in six subjects, and we expect to report the topline data in the fourth quarter of 2019 and final data in 2020.

Pipeline Assets

We have three additional drug candidates: a Factor IX gene therapy construct CB 2679d-GT; a novel anti-C3 protease CB 2782-PEG for the treatment of dry age-related macular degeneration (dry AMD); and a Factor Xa pro-coagulant molecule, CB 1965a.

Factor IX Gene Therapy

The Factor IX gene therapy construct CB 2679d-GT has demonstrated 3-fold higher activity and 4-5-fold faster clotting time in a preclinical hemophilia B mouse model compared with the Padua variant of Factor IX that is in clinical development for gene therapy by others. Pfizer/Spark (fidanacogene elaparvovec) and uniQure (AMT-061) use the Padua variant as the transgene in their AAV based gene therapy clinical programs. Both programs have demonstrated encouraging Factor IX levels in their respective Phase 1/2 and Phase 2/3 studies with median Factor IX levels of approximately 30%. CB 2679d-GT’s potential for higher activity levels and lower vector dose could improve efficacy, safety and lower manufacturing cost. We have licensed AAV technology from The Board of Trustees of The Leland Stanford Junior University (“Stanford”) and are currently optimizing the vector under a sponsored research agreement with Stanford.

Complement Factor 3

Geographic atrophy is an advanced stage of Dry AMD that results in the irreversible loss of retina and leads to blindness. Dry AMD affects approximately a million people in the United States and approximately over five million people worldwide. The global market is estimated at $5 billion with no approved drugs. Complement factor 3 (C3) is the central regulator of the complement cascade and C3 is the only clinically validated target for geographic atrophy in age-related macular degeneration. We have created a modified version of our anti-C3 protease CB 2782 through site-specific PEGylation, CB 2782-PEG, that is designed to have an extended half-life. CB 2782-PEG has indistinguishable enzymatic activity from CB 2782, inactivating C3 at the same rate as unmodified CB 2782. We have completed an intravitreal rabbit pharmacokinetics study and an intravitreal non-human primate pharmacokinetics and pharmacodynamics study comparing CB 2782-PEG with CB 2782. A single intravitreal injection of 125μg of CB 2782-PEG had a greater than 99% elimination of C3 in non-human primate vitreous for at least 28 days. Data from these studies indicate CB 2782-PEG is potentially a best-in-class anti-complement factor 3 therapy, with a projected human intravitreal administration frequency of three to four times a year. We are developing CB 2782-PEG in collaboration with Mosaic Biosciences.

Factor Xa

We have delayed initiating further work on our Factor Xa therapeutic program at this time to focus our efforts on the MarzAA and DalcA clinical programs.

Summary of Our Pipeline

We have no products approved for commercial sale and have not generated any revenue from product sales. From inception to June 30, 2019, we have raised net cash proceeds of approximately $373.0 million, primarily from private placements of convertible preferred stock and the proceeds from our merger with Targacept in addition to issuances of shares of common stock and warrants, and payments received from collaboration agreements.

We have never been profitable and have incurred significant operating losses in each year since inception. Our net losses were $13.8 million and $6.5 million for the three months ended June 30, 2019 and 2018, respectively, and $28.9 million and $11.5 million for the six months ended June 30, 2019 and 2018, respectively. As of June 30, 2019, we had an accumulated deficit of $232.2 million. As of June 30, 2019, our cash, cash equivalents and short-term investments balance was $94.0 million. Substantially all our operating losses resulted from manufacturing expenses and losses incurred in our research and development programs and from general and administrative costs associated with our operations.

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

Financial Operations Overview

Contract Revenue

We did not generate any revenue in the first six months of 2019 and do not expect to generate revenue in the remainder of 2019. Revenue generated in 2018 was from our collaboration with ISU Abxis, continuing collaboration revenues have ceased as a result of an amendment in December 2018.

Research and Development Expenses

Research and development expenses represent costs incurred to conduct research, such as the discovery and development of our product candidates. We recognize all research and development costs as they are incurred.

Research and development expenses consist primarily of the following:

•	employee-related expenses, which include salaries, benefits and stock-based compensation;
•	laboratory and vendor expenses, including payments to consultants, related to the execution of preclinical, non-clinical, and clinical studies;
•	the cost of acquiring and manufacturing preclinical and clinical materials and developing manufacturing processes;
•	clinical trial expenses, including costs of third-party clinical research organizations;
•	performing toxicity studies; and
•	facilities and other allocated expenses, which include direct and allocated expenses for rent and maintenance of facilities, depreciation and amortization expense and other supplies.

The following table summarizes our research and development expenses during the three and six months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Personnel costs	$1,791	$1,074	$3,836	$1,787
Preclinical research(1)	1,809	679	3,237	2,104
Clinical and manufacturing(1)	7,288	2,080	15,624	3,568
Facility and overhead(1)	223	56	441	201
Total research and development expenses	$11,111	$3,889	$23,138	$7,660

(1)	Prior year numbers have been reclassified to conform with the current year presentation.

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

The initial term of the agreement is ten years or, if later, until all stages under outstanding statements of work have been completed. Either party may terminate the agreement in its entirety upon written notice of a material uncured breach or upon the other party’s bankruptcy, and we may terminate the agreement upon prior notice for any reason. In addition, each party may terminate the agreement in the event that the manufacturing development activities cannot be completed for technical or scientific reasons. We have committed to a total of $12.4 million in payments to AGC pursuant to the statements of work for MarzAA and DalcA and $5.4 million of those payments are outstanding at June 30, 2019.

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

Results of Operations

The following tables set forth our results of operations data for the periods presented (in thousands):

	Three Months Ended June 30,
	2019	2018	Change ($)	Change (%)
Contract revenue	$—	$—	$—	—
Operating expenses:
Research and development	11,111	3,889	7,222	186%
General and administrative	3,270	3,225	45	1%
Total operating expenses	14,381	7,114	7,267	102%
Loss from operations	(14,381)	(7,114)	(7,267)	102%
Interest and other income	601	632	(31)	(5)%
Net loss	$(13,780)	$(6,482)	$(7,298)	113%

	Six Months Ended June 30,
	2019	2018	Change ($)	Change (%)
Contract revenue	$—	$6	$(6)	(100)%
Operating expenses:
Research and development	23,138	7,660	15,478	202%
General and administrative	6,956	6,139	817	13%
Total operating expenses	30,094	13,799	16,295	118%
Loss from operations	(30,094)	(13,793)	(16,301)	118%
Interest and other income	1,232	2,269	(1,037)	(46)%
Net loss	$(28,862)	$(11,524)	$(17,338)	150%

Contract Revenue

Contract revenue was $0 million during the three and six months ended June 30, 2019. Revenue of $0.01 million generated in the six months ended June 30, 2018 was from our collaboration with ISU Abxis which was effectively terminated through an amendment in December 2018.

Research and Development Expenses

Research and development expenses were $11.1 million and $3.9 million during the three months ended June 30, 2019 and 2018, respectively, an increase of $7.2 million, or 186%. The increase was due primarily to an increase of $5.2 million in clinical and manufacturing development as we continued to advance the development of the MarzAA and DalcA product candidates, an increase of $1.1 million in preclinical research inclusive of projects supportive of the product candidates, and an increase of 0.7 million in personnel-related costs.

Research and development expenses were $23.1 million and $7.7 million during the six months ended June 30, 2019 and 2018, respectively, an increase of $15.5 million, or 202%. The increase was due primarily to an increase of $12.1 million in clinical and manufacturing development as we continued to advance the development of the MarzAA and DalcA product candidates, an increase of $2.0 million in personnel-related costs and an increase of $1.1 million in preclinical research inclusive of projects supportive of the product candidates.

General and Administrative Expenses

General and administrative expenses were $3.3 million and $3.2 million during the three months ended June 30, 2019 and 2018, respectively, an increase of $0.1 million, or 1%.

General and administrative expenses were $6.9 million and $6.1 million during the six months ended June 30, 2019 and 2018, respectively, an increase of $0.8 million, or 13%. The increase was due primarily to personnel-related costs.

Interest and Other Income

Interest and other income was $0.6 million and $0.6 million during the three months ended June 30, 2019 and 2018, respectively.

Interest and other income was $1.2 million and $2.2 million during the six months ended June 30, 2019 and 2018, respectively, a decrease of $1.0 million, or 46%. The decrease was due primarily to a contingent milestone payment of $1.5 million received in 2018, partially offset by higher interest income in 2019 of $0.4 million due to higher average cash equivalent and short-term investments balance in first six months of 2019.

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

The adoption of the new lease accounting standard had an impact of approximately $2.1 million on the Company's assets and liabilities and had no impact on cash provided by or used in operating, investing or financing activities on the Company's condensed consolidated statement of cash flows. The adoption of the new lease accounting standard did not impact previously reported financial results.

Liquidity and Capital Resources

As of June 30, 2019, we had $94.0 million of cash, cash equivalents and short-term investments. For the six months ended June 30, 2019, we had a $28.9 million net loss and $26.5 million cash used in operating activities. We have an accumulated deficit of $232.2 million as of June 30, 2019. Our primary uses of cash are to fund operating expenses, including research and development expenditures and general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

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

The following table summarizes our cash flows for the periods presented (in thousands):

	Six Months Ended June 30,
	2019	2018
Cash used in operating activities	$(26,424)	$(12,520)
Cash provided by (used in) investing activities	12,324	(71,838)
Cash provided by financing activities	235	111,261
Net (decrease) increase in cash, cash equivalents and restricted cash	$(13,865)	$26,903

Cash Flows from Operating Activities

Cash used in operating activities for the six months ended June 30, 2019 was $26.4 million, due primarily to a net loss of $28.9 million, and the change in our net operating assets and liabilities of $0.6 million, due primarily to a $1.8 million increase in accrued compensation and vendor payments, offset by a $1.2 million decrease in accounts payable and increase in prepaid and other current assets. Non-cash charges of $1.7 million were recorded for stock-based compensation.

Cash used in operating activities for the six months ended June 30, 2018 was $12.5 million, due primarily to a net loss of $11.5 million, the change in our net operating assets and liabilities of $2.3 million due primarily to a $1.5 million increase in prepaid expenses, $0.6 million decrease in accounts payable and $0.4 million decrease in accrued compensation and other accrued liabilities, partially offset by a $0.2 million increase in deferred rent. Non-cash charges of $1.2 million were recorded for stock-based compensation, and a $0.1 million for loss on the disposal of assets.

Cash Flows from Investing Activities

Cash provided by investing activities for the six months ended June 30, 2019 was $12.3 million, due primarily to $89.0 million in proceeds from maturities of investments, offset by $76.7 million in purchases of investments.

Cash used in investing activities for the six months ended June 30, 2018 was $71.8 million, due primarily to $102.3 million in purchases of investments and $0.2 million in purchases of property and equipment, offset by $30.7 million in proceeds from maturities of investments.

Cash Flows from Financing Activities

Cash provided by financing activities for the six months ended June 30, 2019 was $0.2 million, due primarily to proceeds from issuance of common stock related to stock option exercises.

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

Critical Accounting Polices and Estimates

The Company’s significant accounting policies are included in “Part II - Item 8 - Financial Statements and Supplementary Data - Note 3 – Summary of Significant Accounting Policies” in the Company’s Annual Report. As discussed in our Annual Report, the Company adopted the new leases standards in the first quarter of 2019 and otherwise, there have been no other significant changes to our accounting policies during the first six months of 2019.

See Recent Accounting Pronouncements above for effects of adoption on our condensed consolidated statement of operations for the six months ended June 30, 2019 and on our condensed consolidated balance sheet as of January 1, 2019.

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

However, because of the short-term nature of the instruments in our portfolio, a sudden change in market interest rates would not be expected to have a material impact on the fair market value of our investment portfolio. As of June 30, 2019, we had cash and cash equivalents and short-term investments of $94.0 million, which included bank deposits and money market funds and short-term investments of $76.6 million. Accordingly, we do not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our investment portfolio.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified during the first six months of 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of June 30, 2019 (unaudited) and December 31, 2018; (ii) the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2019 and 2018 (unaudited); (iii) the Condensed Consolidated Statement of Stockholders’ Equity as of June 30, 2019 (unaudited); (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2019 and 2018 (unaudited); and (v) the Notes to Unaudited Interim Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CATALYST BIOSCIENCES, INC.

Date: August 1, 2019	/s/ Nassim Usman, Ph.D.
Nassim Usman, Ph.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 1, 2019	/s/ Fletcher Payne
Fletcher Payne
Chief Financial Officer
(Principal Financial and Accounting Officer)