Form 10-Q
period 2019-09-30
CATALYST BIOSCIENCES, INC.
filed 2019-11-07
CIK 1124105

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of October 25, 2019, the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 12,040,835.

CATALYST BIOSCIENCES, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Catalyst Biosciences, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	September 30, 2019	December 31, 2018
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$23,018	$31,213
Short-term investments	61,932	88,914
Restricted cash	—	50
Prepaid and other current assets	4,188	3,814
Total current assets	89,138	123,991
Other assets, noncurrent	257	543
Right-of-use assets	2,058	—
Property and equipment, net	339	386
Total assets	$91,792	$124,920
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,123	$1,248
Accrued compensation	1,576	1,495
Other accrued liabilities	4,906	2,043
Deferred rent, current portion	—	15
Operating lease liability	472	—
Total current liabilities	9,077	4,801
Operating lease liability, noncurrent	1,443	—
Deferred rent, noncurrent portion	—	174
Total liabilities	10,520	4,975
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized; 12,029,992 and 11,954,528 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	12	12
Additional paid-in capital	326,139	323,279
Accumulated other comprehensive income (loss)	31	(4)
Accumulated deficit	(244,910)	(203,342)
Total stockholders’ equity	81,272	119,945
Total liabilities and stockholders’ equity	$91,792	$124,920

The accompanying notes are an integral part of these condensed consolidated financial statements.

Catalyst Biosciences, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Contract revenue	$—	$—	$—	$6
Operating expenses:
Research and development	9,927	5,575	33,066	13,235
General and administrative	3,268	2,770	10,224	8,909
Total operating expenses	13,195	8,345	43,290	22,144
Loss from operations	(13,195)	(8,345)	(43,290)	(22,138)
Interest and other income, net	489	651	1,722	2,920
Net loss	$(12,706)	$(7,694)	(41,568)	(19,218)
Net loss per share attributable to common stockholders, basic and diluted	$(1.06)	$(0.64)	$(3.47)	$(1.75)
Shares used to compute net loss per share attributable to common stockholders, basic and diluted	12,022,620	11,942,729	11,992,240	10,967,750

The accompanying notes are an integral part of these condensed consolidated financial statements.

Catalyst Biosciences, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net loss	$(12,706)	$(7,694)	$(41,568)	$(19,218)
Other comprehensive income (loss):
Unrealized (loss) gain on available-for-sale securities	(26)	(28)	35	(24)
Total comprehensive loss	$(12,732)	$(7,722)	$(41,533)	$(19,242)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Catalyst Biosciences, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	(Deficit)
Balance at December 31, 2018	—	$—	11,954,528	$12	$323,279	$(4)	$(203,342)	$119,945
Stock-based compensation expense	—	—	—	—	829	—	—	829
Issuance of common stock from stock grants and option exercises	—	—	19,576	—	106	—	—	106
Unrealized gain on available-for-sale securities	—	—	—	—	—	17	—	17
Net loss	—	—	—	—	—	—	(15,082)	(15,082)
Balance at March 31, 2019	—	—	11,974,104	12	324,214	13	(218,424)	105,815
Stock-based compensation expense	—	—	5,999	—	903	—	—	903
Issuance of common stock from option exercises	—	—	28,425	—	129	—	—	129
Unrealized gain on available-for-sale securities	—	—	—	—	—	44	—	44
Net loss	—	—	—	—	—	—	(13,780)	(13,780)
Balance at June 30, 2019	—	$—	12,008,528	$12	$325,246	$57	$(232,204)	$93,111
Stock-based compensation expense	—	—	7,393	—	801	—	—	801
Issuance of common stock from stock grants and option exercises	—	—	14,071	—	92	—	—	92
Unrealized loss on available-for-sale securities	—	—	—	—	—	(26)	—	(26)
Net loss	—	—	—	—	—	—	(12,706)	(12,706)
Balance at September 30, 2019	—	$—	12,029,992	$12	$326,139	$31	$(244,910)	$81,272

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	(Deficit)
Balance at December 31, 2017	3,680	$—	6,081,230	$6	$204,262	$—	$(173,494)	$30,774
Opening balance adjustment - adoption of ASC 606	—	—	—	—	—	—	207	207
Balance at January 1, 2018	3,680	$—	6,081,230	$6	$204,262	$—	$(173,287)	30,981
Stock-based compensation expense	—	—	—	—	606	—	—	606
Issuance of common stock for secondary public offering, net of issuance costs	—	—	3,382,352	4	106,758	—	—	106,762
Issuance of common stock upon exercise of warrants	—	—	1,735,419	2	9,543	—	—	9,545
Conversion of preferred stock to common stock	(3,680)	—	736,000	—	—	—	—	—
Issuance of common stock from option exercises	—	—	59	—	—	—	—	—
Conversion of redeemable convertible notes to common stock	—	—	21	—	3	—	—	3
Unrealized gain on available-for-sale securities	—	—	—	—	—	(4)	—	(4)
Net loss	—	—	—	—	—	—	(5,042)	(5,042)
Balance at March 31, 2018	—	—	11,935,081	12	321,172	(4)	(178,329)	142,851
Stock-based compensation expense	—	—	—	—	550	—	—	550
Issuance of common stock from option exercises	—	—	7,648	—	36	—	—	36
Unrealized gain on available-for-sale securities	—	—	—	—	—	8	—	8
Net loss	—	—	—	—	—	—	(6,482)	(6,482)
Balance at June 30, 2018	—	$—	11,942,729	$12	$321,758	$4	$(184,811)	$136,963
Stock-based compensation expense	—	—	—	—	—	—	—	—
Issuance of common stock from option exercises	—	—	—	—	710	—	—	710
Unrealized gain on available-for-sale securities	—	—	—	—	—	(28)	—	(28)
Net loss	—	—	—	—	—	—	(7,694)	(7,694)
Balance at September 30, 2018	—	$—	11,942,729	$12	$322,468	$(24)	$(192,505)	$129,951

The accompanying notes are an integral part of these condensed consolidated financial statements.

Catalyst Biosciences, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Operating Activities
Net loss	$(41,568)	$(19,218)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	2,533	1,866
Depreciation and amortization	112	106
Loss on disposal of property and equipment	—	116
Changes in operating assets and liabilities:
Prepaid and other current assets	(477)	(2,429)
Accounts payable	875	(378)
Accrued compensation and other accrued liabilities	2,944	234
Operating lease liability and right-of-use assets	57	—
Deferred rent	—	167
Deferred revenue	—	(6)
Net cash flows used in operating activities	(35,524)	(19,542)

Investing Activities
Proceeds from maturities of short-term investments	133,967	60,337
Purchase of short-term investments	(106,950)	(135,612)
Purchases of property and equipment	(65)	(201)
Net cash flows provided by (used in) investing activities	26,952	(75,476)

Financing Activities
Payments for the redemption of redeemable convertible notes	—	(5,082)
Issuance of common stock for secondary public offering, net of issuance costs	—	106,762
Issuance of common stock from stock grants and option exercises	327	36
Proceeds from exercise of warrants	—	9,545
Net cash flow provided by financing activities	327	111,261
Net (decrease) increase in cash, cash equivalents and restricted cash	(8,245)	16,243
Cash, cash equivalents and restricted cash at beginning of the period	31,263	19,805
Cash, cash equivalents and restricted cash at end of the period(a)	$23,018	$36,048

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Adoption of ASC 606	$—	$207
Conversion of redeemable convertible notes to common stock	$—	$3
Unrealized gain on investments	$35	$(24)
Right-of-use asset and operating lease liability recorded upon the adoption of ASC 842, net	$2,052	$—

(a) The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts reported within the condensed consolidated balance sheets:

Cash and cash equivalents	$23,018	$35,998
Restricted cash	—	50
Total cash and restricted cash	$23,018	$36,048

The accompanying notes are an integral part of these condensed consolidated financial statements

Catalyst Biosciences, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	Nature of Operations and Liquidity

Catalyst Biosciences, Inc. and its subsidiary (the “Company” or “Catalyst”) is a clinical-stage biopharmaceutical company focused on developing novel treatments for hemophilia and other rare bleeding disorders using its engineered subcutaneous (SQ) coagulation factors that promote blood clotting. The Company is located in South San Francisco, California and operates in one segment.

The Company had a net loss of $41.6 million for the nine months ended September 30, 2019 and an accumulated deficit of $244.9 million as of September 30, 2019. The Company expects to continue to incur losses for the next several years. As of September 30, 2019, the Company had $85.0 million of cash, cash equivalents and short-term investments. Its primary uses of cash are to fund operating expenses, including research and development expenditures and general and administrative expenditures. Based on the current status of its research and development plans, the Company believes that its existing cash, cash equivalents and short-term investments as of September 30, 2019 will be sufficient to fund its cash requirements for at least the next 12 months from the date of the filing of this quarterly report. If, at any time, the Company’s prospects for financing its research and development programs decline, the Company may decide to reduce research and development expenses by delaying, discontinuing or reducing its funding of one or more of its research or development programs. Alternatively, the Company might raise funds through strategic collaborations, public or private financings or other arrangements. Such funding, if needed, may not be available on favorable terms, or at all.

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

Accounting Pronouncements Recently Adopted

The Company’s significant accounting policies are included in “Part II - Item 8 - Financial Statements and Supplementary Data - Note 3 – Summary of Significant Accounting Policies” in the Company’s Annual Report. In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), to enhance the transparency and comparability of financial reporting related to leasing arrangements. The Company adopted the standard effective January 1, 2019. There have been no other significant changes to these accounting policies during the first nine months of 2019.

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

Catalyst Biosciences, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

On January 1, 2019, the Company adopted the new lease accounting standard using the optional transition method under which comparative financial information is not restated and continues to apply the provisions of the previous lease accounting standard in its financial disclosures for the comparative periods. The Company also elected relevant optional practical expedients including that the Company did not (1) reassess whether expired or existing contracts are or contain a lease, (2) reassess the lease classifications or reassess the initial direct costs associated with expired or existing leases, and (3) separate lease and non-lease components of its operating leases in which it is the lessee.

The adoption of the new lease accounting standard had an impact of approximately $2.1 million on the Company's assets and liabilities and had no impact on cash provided by or used in operating, investing or financing activities on the Company's condensed consolidated statements of cash flows. The adoption of the new lease accounting standard did not impact previously reported financial results.

Investments

The Company invests its excess cash in investment grade, short to intermediate-term, fixed income securities and recognizes purchased securities on the settlement date. All investments have been classified as “available-for-sale” and are carried at estimated fair value based upon quoted market prices or pricing models for similar securities. Management determines the appropriate classification of its investments at the time of purchase and reevaluates such designation as of each balance sheet date. Unrealized gains and losses are excluded from earnings and are reported as a component of comprehensive loss. Realized gains and losses and declines in fair value determined to be other-than-temporary, if any, on available-for-sale securities are included in interest and other income. The cost of securities sold is based on the specific-identification method. Interest on short-term investments is included in interest and other income.

3.	Fair Value Measurements

For a description of the fair value hierarchy and the Company’s fair value methodology, see “Part II - Item 8 - Financial Statements and Supplementary Data - Note 2 – Summary of Significant Accounting Policies” in the Company’s Annual Report. There were no significant changes in these methodologies during the nine months ended September 30, 2019.

There were no transfers in or out of Level 1 or 2 during the periods presented. The following tables present the fair value hierarchy for assets and liabilities measured at fair value on a recurring basis as of September 30, 2019 and December 31, 2018 (in thousands):

	September 30, 2019
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds(1)	$21,752	$—	$—	$21,752
U.S. government agency securities(2)	48,453	—	—	48,453
Federal agency securities(2)	—	13,479	—	13,479
Total financial assets	$70,205	$13,479	$—	$83,684

(1)	Included in cash and cash equivalents on the accompanying condensed consolidated balance sheets.
(2)	Included in short-term investments on the accompanying condensed consolidated balance sheets and are classified as available-for-sale securities.

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds(1)	$29,090	$—	$—	$29,090
Federal agency securities(1)	—	999	—	999
U.S. Treasury securities(2)	74,139			74,139
Federal agency securities(2)		14,775	—	14,775
Restricted cash (money market funds)	50	—	—	50
Total financial assets	$103,279	$15,774	$—	$119,053

(1)	Included in cash and cash equivalents on the accompanying condensed consolidated balance sheets.
(2)	Included in short-term investments on the accompanying condensed consolidated balance sheets and are classified as available-for-sale securities.

Catalyst Biosciences, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

4.	Financial Instruments

Cash equivalents, restricted cash and short-term investments (debt securities) which are classified as available-for-sale securities, consisted of the following (in thousands):

September 30, 2019	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds (cash equivalents)	$21,752	$—	$—	$21,752
U.S. government agency securities	48,439	14	—	48,453
Federal agency securities	13,462	17	—	13,479
Total financial assets	$83,653	$31	$—	$83,684
Classified as:
Cash and cash equivalents				$21,752
Short-term investments				61,932
				$83,684

December 31, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds (cash equivalents)	$29,090	$—	$—	$29,090
Federal agency securities (cash equivalents)	999	—	—	999
Restricted cash (money market funds)	50	—	—	50
U.S. government agency securities	74,144	1	(6)	74,139
Agency securities	14,774	1	—	14,775
Total financial assets	$119,057	$2	$(6)	$119,053
Classified as:
Cash and cash equivalents				$30,089
Short-term investments				88,914
Restricted cash (money market funds)				50
				$119,053

There have been no material realized gains or losses on available-for-sale securities for the periods presented. As of September 30, 2019, the remaining contractual maturities of available-for-sale debt securities was less than one year.

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

For the nine months ended September 30, 2019, the Company’s operating lease expense was $0.5 million. The present value assumptions used in calculating the present value of the lease payments were as follows:

Weighted-average remaining lease term	3.6 years
Weighted-average discount rate	6.0%

Catalyst Biosciences, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Future lease payments under non-cancelable leases as of September 30, 2019 were as follows (in thousands):

Remaining in 2019	$141
2020	578
2021	596
2022	613
2023	209
Total future minimum lease payments	2,137
Less imputed interest	(222)
Total lease liability	$1,915

Supplemental cash flow information for the nine months ended September 30, 2019 related to operating leases was as follows (in thousands):

Cash paid for leases that were included in operating cash outflows	$420

6.	Stock Based Compensation

The following table summarizes stock option activity under the Company’s equity incentive plans and related information:

	Number of Shares Underlying Outstanding Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)
Outstanding — December 31, 2018	1,361,977	$12.04	8.71
Options granted	426,500	$8.00
Options exercised	(41,219)	$4.57
Options forfeited	(166,722)	$8.27
Options expired	(10,698)	$92.53
Outstanding — September 30, 2019	1,569,838	$10.99	8.38
Exercisable — September 30, 2019	649,116	$14.14	7.86
Vested and expected to vest — September 30, 2019	1,569,838	$10.99	8.38

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

Catalyst Biosciences, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The fair value of employee stock options was estimated using the following weighted-average assumptions for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,
	2019	2018
Employee Stock Options:
Risk-free interest rate	2.39%	2.66%
Expected term (in years)	5.98	5.97
Dividend yield	—	—
Volatility	89.76%	93.60%
Weighted-average fair value of stock options granted	$5.93	$10.28

Total stock-based compensation recognized was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Research and development	$284	$161	$805	$418
General and administrative(1)	517	541	1,728	1,448
Total stock-based compensation	$801	$702	$2,533	$1,866

(1)

Included $0.03 and $0.1 million related to modifications of certain Board member stock options in the nine months ended September 30, 2019 and 2018, respectively.  These modifications extended the post-termination exercise period of certain options.

Also included in general and administrative stock-based compensation for the three and nine months ended September 30, 2019 is expense related to 7,393 and 13,392 shares of common stock issued to certain board members in lieu of their cash compensation, respectively.

As of September 30, 2019, 1,032,672 shares of common stock were available for future grant and 1,569,838 options to purchase shares of common stock were outstanding. As of September 30, 2019, the Company had unrecognized employee stock-based compensation expense of $5.9 million, related to unvested stock awards, which is expected to be recognized over an estimated weighted-average period of 2.60 years.

7.	Collaborations

Pfizer

Pursuant to the termination agreement entered into on December 8, 2016, in connection with the termination of a prior license and development agreement, Pfizer granted the Company an exclusive license to Pfizer’s proprietary rights for manufacturing materials and processes that apply to Factor VIIa variants, CB 813a and marzeptacog alfa (activated) - MarzAA. Pfizer also transferred to the Company the IND application and documentation related to the development, manufacturing and testing of the Factor VIIa products as well as the orphan drug designation. The Company agreed to make contingent cash payments to Pfizer in an aggregate amount up to $17.5 million, payable upon the achievement of certain clinical, regulatory and commercial milestones. Following commercialization of any covered product, Pfizer will also receive a single-digit royalty on net product sales on a country-by-country basis for a predefined royalty term. In February 2018, the Company paid Pfizer a $1 million milestone payment based on the dosing of the first patient in its Phase 2 study; the amount was recorded as a research and development expense. No payments were made to Pfizer in the first nine months of 2019.

Catalyst Biosciences, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

8.	Net Loss per Share Attributable to Common Stockholders

The following table sets forth the computation of the basic and diluted net loss per common share during the nine months ended September 30, 2019 and 2018 (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net loss attributable to common stockholders	$(12,706)	$(7,694)	$(41,568)	$(19,218)
Weighted-average number of shares used in computing net loss per share, basic and diluted	12,022,620	11,942,729	11,992,240	10,967,750
Net loss available for common stockholders per share, basic and diluted	$(1.06)	$(0.64)	$(3.47)	$(1.75)

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

	Nine Months Ended September 30,
	2019	2018
Options to purchase common stock	1,569,838	1,319,102
Common stock warrants	7,857	12,039
Total	1,577,695	1,331,141

9.	Stockholders’ Equity

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

Manufacturing Agreements

On May 20, 2016, the Company signed a development and manufacturing services agreement with AGC Biologics, Inc. (“AGC”), formerly known as CMC ICOS Biologics, Inc., pursuant to which AGC will conduct manufacturing development of agreed upon product candidates. The Company currently has firm work orders with AGC to manufacture MarzAA and DalcA to support its clinical trials totaling $12.4 million and the payment obligations remaining at September 30, 2019 was $5.4 million.

Catalyst Biosciences, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

11.	Related Parties

On October 24, 2017, the Company announced a strategic research collaboration with Mosaic Biosciences, Inc. (“Mosaic”) to develop intravitreal anti-complement factor 3 products for the treatment of dry age-related macular degeneration and other retinal diseases. According to the agreement the Company and Mosaic will co-fund the research. Dr. Usman, the Company’s Chief Executive Officer and a member of the Company’s board of directors, and Mr. Lawlor, the chairman of the Company’s board of directors, were also members of the board of directors of Mosaic when this agreement was entered in to, and the agreement was reviewed by disinterested members of the Company’s board of directors and approved by the Company’s audit committee. Expenses related to the collaboration were $0.3 and $0.5 million for the three months ended September 30, 2019 and 2018, respectively. Expenses related to the collaboration were $0.8 and $0.9 million for the nine months ended September 30, 2019 and 2018, respectively.

12.	Interest and Other Income

The following table shows the detail of interest and other income/(expense), net for the three-and nine-months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Interest income	$489	$652	$1,763	$1,539
Loss on disposal of fixed assets	—	—	—	(116)
Other income/(expense), net	—	(1)	(41)	1,497
Total other income/(expense), net	$489	$651	$1,722	$2,920

Other income of $1.5 million for the nine months ended September 30, 2018 reflects milestone payments received under an agreement associated with neuronal nicotinic receptor assets sold in 2016.

13.	Subsequent Event

On October 9, 2019, the Company and Catalent Indiana, LLC (“Catalent”) signed a clinical supply services agreement, effective October 4, 2019, pursuant to which Catalent will conduct drug product development of agreed upon product candidates. The Company has no firm work orders with Catalent at September 30, 2019.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless otherwise indicated, in this Quarterly Report on Form 10-Q, references to “Catalyst,” “we,” “us,” “our” or the “Company” mean Catalyst Biosciences, Inc. and our subsidiary. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes that appear in this Quarterly Report on Form 10-Q (this “Report”).

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

Hemophilia is a rare and serious bleeding disorder that results from a genetic or an acquired deficiency of a factor required for normal blood coagulation. There are two major types of hemophilia: A and B, that are caused by alterations in Factor VIII or Factor IX genes, respectively, with a corresponding reduction in the ability to clot blood. The disease is X chromosome-linked, meaning that most people who inherit the disorder and suffer from bleeding are male; however, female carriers of mutations in Factor VIII or Factor IX can also have reduced coagulation factor levels and resultant bleeding. Hemophilia A occurs in approximately 1 in 5,000 male births, and hemophilia B in approximately 1 in 20,000 male births. The estimated number of patients with hemophilia worldwide is 1.1 million, of whom 418,000 are expected to have severe hemophilia. The prevalence of severe hemophilia A and B in the United States is approximately 20,000 patients. Currently there is no cure for hemophilia. Patients with hemophilia suffer from spontaneous and traumatic bleeding episodes and substantially prolonged bleeding times that can become limb- or life-threatening. In cases of severe hemophilia, spontaneous bleeding into muscles or joints is frequent and often results in disabling joint damage.

The New Standard in Hemophilia Management

Patients with hemophilia have insufficient functional coagulation factor in their blood. Current treatment involves management of acute bleeding episodes or prophylactic treatment through factor replacement or bypass therapy. Replacement therapy comprises IV infusion of the missing Factor VIII or IX. Intravenous infusion is invasive, time consuming and particularly challenging to administer to children. Another significant challenge in managing patients with hemophilia is the risk for development of inhibitors, which are neutralizing anti-drug-antibodies (nAbs) that reduce the efficacy of the factor replacement. This occurs in approximately 30% of hemophilia A and 5-10% of hemophilia B patients. Inhibitor patients are treated with bypass agents. Currently, two types of IV bypass treatment exist: recombinant activated coagulation factor VII (NovoSeven RT) and activated prothrombin complex concentrates (e.g., FEIBA). Recently, a bispecific antibody mimicking FVIIIa activity (Hemlibra®) has been approved for SQ prophylaxis in hemophilia A with or without inhibitors.

We are currently focused on the clinical development of our SQ dosed, next-generation Factor VIIa (marzeptacog alfa (activated) – MarzAA) for hemophilia A and B inhibitor patients and Factor IX (dalcinonacog alfa – DalcA) for hemophilia B patients. Our clinical studies showed that MarzAA is nine-fold more potent than NovoSeven RT, the current leading Factor VIIa bypass therapy, and that DalcA is 22-fold more potent than BeneFIX, the current leading wild-type Factor IX replacement therapy. The enhanced potency of MarzAA and DalcA allows for SQ dosing using a small volume, which we believe will provide for more effective and convenient treatments of spontaneous bleeds with MarzAA and prophylactic protection with MarzAA and DalcA, especially for children and adults with difficult IV access. In addition to our current development focus areas, we believe MarzAA has the potential to treat bleeds in several disorders of coagulation and manage patients with severe Factor VII deficiency and Glanzmann thrombasthenia, a platelet receptor disorder that results in spontaneous bleeding. Our preclinical studies showed that SQ treatment of MarzAA is efficacious after a traumatic injury in Hemophilia A mice when administered immediately prior to, or more importantly, shortly after traumatic bleeding is induced. The reduction in blood loss was comparable to that observed with NovoSeven administered IV at the same time point after the injury. We also assessed thrombotic risk when combined with Hemlibra using a standard in vitro experimental method and found MarzAA and NovoSeven have a similar safe clot generation potential. NovoSeven has been safely used for the treatment of breakthrough bleeding in patients treated with Hemlibra.

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

Recent Program Updates

MarzAA

We have completed a Phase 2 open-label SQ efficacy and safety trial of MarzAA and met all our primary and secondary end points. The Phase 2 trial in patients with hemophilia A or B with inhibitors was designed to evaluate the efficacy of MarzAA in reducing total bleeding episodes. The primary endpoint was to assess the effect of MarzAA on the annualized bleed rate (ABR) at a subject’s final dose level, with each patient’s prior 6-month ABR serving as his own control. The secondary endpoints included safety, tolerability and lack of anti-drug-antibody (ADA) and neutralizing antibody formation.

We reported at the International Society for Thrombosis & Hemostasis 2019 Congress on July 8, 2019 that daily SQ administration of MarzAA for 50 days significantly reduced the subject group’s 6-month pre-study mean ABR from 19.8 to 1.6 at the subjects’ final individual dose levels (p<0.01). Additionally, the Proportion of Days with Bleeding (PDB) was significantly reduced from the subject group’s 6-month pre-treatment mean of 12.3% to a post-treatment mean of 0.8% (p<0.01). The median ABR and PDB were both reduced to zero during treatment, with seven of nine subjects experiencing no bleeds, either traumatic or spontaneous, at their final dose levels. Only 2 subjects required dose escalation from 30 µg/kg/day to 60 µg/kg/day per protocol. SQ treatment with MarzAA was safe and well-tolerated. Six mild to moderate localized skin reactions were observed in 2 subjects, that resolved without sequelae. No ADAs nor nAbs to MarzAA were detected after administration of a total of 517 SQ doses. SQ dosing prolonged the half-life of MarzAA (from 3.65 hours IV) to 17.0 hours SQ so that trough levels of MarzAA before the next SQ dose were sufficient to prevent bleeding. We plan to initiate a Phase 3 registration study of MarzAA in 2020.

We previously completed a Phase 1 clinical trial evaluating the pharmacokinetics, pharmacodynamics and coagulation activity of IV MarzAA in patients with severe hemophilia A and B with and without an inhibitor. In this study we demonstrated that single IV administration of doses ranging from 0.5 µg/kg/day to 30 µg/kg/day were safe and well tolerated in patients with severe hemophilia A and B. Pharmacokinetic and pharmacodynamic results showed a dose dependent increase in antigen and activity with good correction of coagulation parameters and normalization at the higher dose levels. We are conducting a SQ Phase 1 study to evaluate the pharmacokinetics and pharmacodynamics in patients with hemophilia A or B with or without inhibitors. The purpose of the trial is to determine if the timing of the peak levels achieved are sufficient to treat a breakthrough bleed with SQ dosing and determine if increasing dose levels increase blood levels in a dose proportional manner. We expect to report data in 2020.

In the second quarter of 2019, we received agreement from the FDA that we have demonstrated comparability of the clinical drug substance and drug product between our previously manufactured batches and those recently manufactured at AGC to support our Phase 2 trial. In the third quarter of 2019, we have successfully completed a GMP batch at a larger scale that will support our future pivotal studies and commercialization requirements.

DalcA

We have completed a Phase 1/2 SQ dosing trial that evaluated the safety and efficacy of DalcA in patients with severe hemophilia B. The objective of the Phase 1/2 trial was to demonstrate the feasibility of increasing Factor IX activity trough levels from approximately 1% (severe hemophilia) to greater than 12% (mild hemophilia corresponding to a reduced risk of spontaneous joint bleeds) with daily SQ injections. Data from the study demonstrated that DalcA maintained protective Factor IX activity levels of 12 – 30%. Mild to moderate injection site reactions were reported and all resolved without sequelae. Two subjects, who were cousins and had the same rare FIX mutation, developed nAbs, one transiently. The nAbs were specific to DalcA (did not bind to wild-type FIX) and therefore did not interfere with the patients’ ability to resume use of their prior FIX therapy. Thus, the nAbs to DalcA are not referred to as inhibitors. We completed a comprehensive investigation of the cause of the nAbs in 2018 and concluded that the immunogenic potential of DalcA was low and similar to that of commercial Factor IX products. Furthermore, the drug product quality of DalcA was shown to be comparable to commercial Factor IX products. Based on the results of the investigation, and discussions with clinicians and regulatory experts, we initiated a Phase 2b trial to assess safety and efficacy of DalcA, that includes 28 days of daily SQ dosing in six subjects. Two subjects have completed dosing, washout and half-life measurement. Factor IX levels in these two subjects exceeded the trial efficacy endpoint of >12% activity, and no ADAs nor nAbs were detected. Moderate localized skin reactions were reported in two of three subjects and these  resolved without sequelae. Enrollment is ongoing and the Company anticipates reporting final data in the first half of 2020.

Pipeline Assets

We have three additional drug candidates: a Factor IX gene therapy construct CB 2679d-GT, a novel long acting anti-C3 protease CB 2782-PEG for the treatment of dry age-related macular degeneration (dry AMD), and a Factor Xa procoagulant molecule, CB 1965a.

Factor IX Gene Therapy

The Factor IX gene therapy construct CB 2679d-GT has demonstrated 3-fold higher activity and 4-5-fold faster clotting time in a preclinical hemophilia B mouse model compared with the Padua variant of Factor IX that is in clinical development for gene therapy by others. Pfizer/Spark (fidanacogene elaparvovec) and uniQure (AMT-061) use the Padua variant as the transgene in their AAV-based gene therapy clinical programs. Both fidanacogene elaparvovec and AMT-061 have demonstrated encouraging Factor IX levels in their respective Phase 1/2 and Phase 2/3 studies with median Factor IX activity levels of approximately 30%. CB 2679d-GT’s potential for higher activity levels and lower vector dose could improve efficacy, safety and lower manufacturing costs. We have licensed AAV technology from The Board of Trustees of The Leland Stanford Junior University (“Stanford”) and are currently optimizing the vector under a sponsored research agreement with Stanford.

Complement Factor 3

Geographic atrophy is an advanced stage of dry Age-related Macular Degeneration (AMD) that results in the irreversible loss of retinal cells and can lead to blindness. Dry AMD affects approximately one million people in the United States and approximately over five million people worldwide. The global market is estimated at $5 billion with no approved drugs. Complement factor 3 (C3) is the central regulator of the complement cascade. Apellis Pharmaceuticals’ APL-2 (C3 binding cyclic peptide) clinically validated C3 as a target for geographic atrophy in AMD after demonstrating statistically significant reduction in geographic atrophy associated dry AMD in a randomized Phase 2 study with monthly APL-2 intravitreal injections. We have created a modified version of our anti-C3 protease CB 2782 through site-specific PEGylation, CB 2782-PEG, that is designed to have an extended half-life. CB 2782-PEG has indistinguishable enzymatic activity from CB 2782, inactivating C3 at the same rate as unmodified CB 2782. We have completed an intravitreal rabbit pharmacokinetics study and an intravitreal non-human primate pharmacokinetics and pharmacodynamics study comparing CB 2782-PEG with CB 2782. A single intravitreal injection of 125 μg of CB 2782-PEG had a greater than 99% elimination of C3 in non-human primate vitreous for at least 28 days. Data from these studies indicate CB 2782-PEG is potentially a best-in-class anti-complement factor 3 therapy, with a projected human intravitreal administration frequency of three to four times a year. We are developing CB 2782-PEG in collaboration with Mosaic Biosciences.

Factor Xa

We have delayed initiating further work on our Factor Xa therapeutic program at this time to focus efforts on the MarzAA and DalcA clinical programs.

Summary of Our Pipeline

We have no products approved for commercial sale and have not generated any revenue from product sales. From inception to September 30, 2019, we have raised net cash proceeds of approximately $373.0 million, primarily from private placements of convertible preferred stock and the proceeds from our merger with Targacept in addition to issuances of shares of common stock and warrants, and payments received from collaboration agreements.

We have never been profitable and have incurred significant operating losses in each year since inception. Our net losses were $12.7 million and $7.7 million for the three months ended September 30, 2019 and 2018, respectively, and $41.6 million and $19.2 million for the nine months ended September 30, 2019 and 2018, respectively. As of September 30, 2019, we had an accumulated deficit of $244.9 million. As of September 30, 2019, our cash, cash equivalents and short-term investments balance was $85.0 million. Substantially all our operating losses were incurred in our research and development programs and in our general and administrative operations.

We expect to incur significant expenses and increasing operating losses for at least the next several years as we continue the preclinical, manufacturing and clinical development, and seek regulatory approval for our drug candidates. Our operating losses may fluctuate significantly from quarter to quarter and year to year due to timing of preclinical, manufacturing, clinical development programs and regulatory guidance spending.

Financial Operations Overview

Contract Revenue

We did not generate any revenue in the first nine months of 2019 and do not expect to generate revenue in the remainder of 2019. Revenue generated in 2018 was from our collaboration with ISU Abxis; continuing collaboration revenues have ceased as a result of an amendment to our amended and restated license agreement with ISU Abxis in December 2018.

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

The following table summarizes our research and development expenses during the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Personnel costs	$2,161	$1,232	$5,997	$3,019
Preclinical research(1)	2,329	762	5,566	2,866
Clinical and manufacturing(1)	5,183	3,501	20,807	7,069
Facility and overhead(1)	254	80	696	281
Total research and development expenses	$9,927	$5,575	$33,066	$13,235

(1)	Prior year numbers have been reclassified to conform with the current year presentation.

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

The initial term of the agreement is ten years or, if later, until all stages under outstanding statements of work have been completed. Either party may terminate the agreement in its entirety upon written notice of a material uncured breach or upon the other party’s bankruptcy, and we may terminate the agreement upon prior notice for any reason. In addition, each party may terminate the agreement in the event that the manufacturing development activities cannot be completed for technical or scientific reasons. We have committed to a total of $12.4 million in payments to AGC pursuant to the statements of work for MarzAA and DalcA and $5.4 million of those payments are outstanding at September 30, 2019.

On October 9, 2019, we signed a clinical supply services agreement with Catalent Indiana, LLC (“Catalent”), effective Oct 4, 2019, pursuant to which Catalent will conduct drug product development of agreed upon product candidates. We will own, and Catalent assigns to us, the intellectual property that is specifically related to our products including the products’ composition and use, and Catalent will own, and we assign to Catalent, the intellectual property that result from Catalent’s performance of its services under the clinical supply agreement.

The initial term of the clinical supply agreement is three years, although the term may be extended for successive twelve-month periods, unless either party gives the other party written notice of its intent not to extend the term at least ninety (90) days prior to the expiration of the initial term or the then-current extension.  Either party may terminate the clinical supply agreement in its entirety upon written notice of a material uncured breach or upon the other party’s bankruptcy, and we may terminate the clinical supply agreement for its convenience upon thirty (30) days prior written notice. In addition, each party may terminate the clinical supply agreement in the event that the other party fails to perform its obligations under the agreement for reasons beyond the reasonable control of such party, such as technical or scientific reasons. If we cancel or reschedule a project plan or purchase order outside the parameters set in the clinical supply agreement, we would be obligated to pay for a portion of Catalent’s costs less certain fees that Catalent is able to mitigate. We have no firm work orders with Catalent at September 30, 2019.

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

General and Administrative Expenses

General and administrative expenses consist of personnel costs, allocated expenses and other expenses for outside professional services, including legal, human resources, audit and accounting services. Personnel costs consist of salaries, bonus, benefits and stock-based compensation. We incur expenses associated with operating as a public company, including expenses related to compliance with the rules and regulations of the SEC and Nasdaq Stock Market LLC (“Nasdaq”), insurance expenses, audit expenses, investor relations activities, Sarbanes-Oxley compliance expenses and other administrative expenses and professional services. We expect such expenses to increase in part as a result of stockholder activist campaigns.

Interest and Other Income, Net

Interest and other income consist primarily of interest income on our investment portfolio and milestone payments received under an agreement associated with neuronal nicotinic receptor assets sold in 2016.

Results of Operations

The following tables set forth our results of operations data for the periods presented (in thousands):

	Three Months Ended September 30,
	2019	2018	Change ($)	Change (%)
Contract revenue	$—	$—	$—	—
Operating expenses:
Research and development	9,927	5,575	4,352	78%
General and administrative	3,268	2,770	498	18%
Total operating expenses	13,195	8,345	4,850	58%
Loss from operations	(13,195)	(8,345)	(4,850)	58%
Interest and other income	489	651	(162)	(25)%
Net loss	$(12,706)	$(7,694)	$(5,012)	65%

	Nine Months Ended September 30,
	2019	2018	Change ($)	Change (%)
Contract revenue	$—	$6	$(6)	(100)%
Operating expenses:
Research and development	33,066	13,235	19,831	150%
General and administrative	10,224	8,909	1,315	15%
Total operating expenses	43,290	22,144	21,146	95%
Loss from operations	(43,290)	(22,138)	(21,152)	96%
Interest and other income	1,722	2,920	(1,198)	(41)%
Net loss	$(41,568)	$(19,218)	$(22,350)	116%

Contract Revenue

Contract revenue was $0 million during the three and nine months ended September 30, 2019. Revenue of $0.01 million generated in the nine months ended September 30, 2018 was from our collaboration with ISU Abxis which was effectively terminated through an amendment in December 2018.

Research and Development Expenses

Research and development expenses were $9.9 million and $5.6 million during the three months ended September 30, 2019 and 2018, respectively, an increase of $4.4 million, or 78%. The increase was due primarily to an increase of $1.7 million in clinical and manufacturing development as we continued to advance the development of the MarzAA and DalcA product candidates, an increase of $1.6 million in preclinical research inclusive of projects supportive of the product candidates, and an increase of $1.0 million in personnel-related costs.

Research and development expenses were $33.1 million and $13.2 million during the nine months ended September 30, 2019 and 2018, respectively, an increase of $19.8 million, or 150%. The increase was due primarily to an increase of $13.7 million in clinical and manufacturing development as we continued to advance the development of the MarzAA and DalcA product candidates, an increase of $3.0 million in personnel-related costs and an increase of $2.7 million in preclinical research inclusive of projects supportive of the product candidates.

General and Administrative Expenses

General and administrative expenses were $3.3 million and $2.8 million during the three months ended September 30, 2019 and 2018, respectively, an increase of $0.5 million, or 18%. The increase was due primarily to an increase in professional services driven by corporate activities.

General and administrative expenses were $10.2 million and $8.9 million during the nine months ended September 30, 2019 and 2018, respectively, an increase of $1.3 million, or 15%. The increase was due primarily to an increase of $0.9 million in personnel-related costs and an increase of $0.3 million in D&O insurance premium.

Interest and Other Income

Interest and other income was $0.5 million and $0.7 million during the three months ended September 30, 2019 and 2018, respectively. The decrease was primarily due to lower average cash equivalent and short-term investments balances during the 2019 period.

Interest and other income was $1.7 million and $2.9 million during the nine months ended September 30, 2019 and 2018, respectively, a decrease of $1.2 million, or 41%. The decrease was due primarily to a contingent milestone payment of $1.5 million received in 2018, partially offset by higher interest income in 2019 of $0.3 million due to higher average cash equivalent and short-term investments balances in first nine months of 2019.

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

Liquidity and Capital Resources

As of September 30, 2019, we had $85.0 million of cash, cash equivalents and short-term investments. For the nine months ended September 30, 2019, we had a $41.6 million net loss and $35.5 million cash used in operating activities. We have an accumulated deficit of $244.9 million as of September 30, 2019. Our primary uses of cash are to fund operating expenses, including research and development expenditures and general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

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

The following table summarizes our cash flows for the periods presented (in thousands):

	Nine Months Ended September 30,
	2019	2018
Cash used in operating activities	$(35,524)	$(19,542)
Cash provided by (used in) investing activities	26,952	(75,476)
Cash provided by financing activities	327	111,261
Net (decrease) increase in cash, cash equivalents and restricted cash	$(8,245)	$16,243

Cash Flows from Operating Activities

Cash used in operating activities for the nine months ended September 30, 2019 was $35.5 million, due primarily to a net loss of $41.6 million, and the change in our net operating assets and liabilities of $3.4 million, due primarily to a $0.9 million increase in accounts payable and a $2.9 million increase in accrued compensation and vendor payments, offset by an increase in prepaid and other current assets. Non-cash charges of $2.5 million were recorded for stock-based compensation.

Cash used in operating activities for the nine months ended September 30, 2018 was $19.5 million, due primarily to a net loss of $19.2 million, and the change in our net operating assets and liabilities of $2.4 million due primarily to an increase in prepaid and other current assets. Non-cash charges of $1.9 million were recorded for stock-based compensation.

Cash Flows from Investing Activities

Cash provided by investing activities for the nine months ended September 30, 2019 was $27.0 million, due primarily to $134.0 million in proceeds from maturities of investments, offset by $107.0 million used in purchases of investments.

Cash used in investing activities for the nine months ended September 30, 2018 was $75.5 million, due primarily to $135.6 million used in purchases of investments, offset by $60.3 million in proceeds from maturities of investments.

Cash Flows from Financing Activities

Cash provided by financing activities for the nine months ended September 30, 2019 was $0.3 million, due primarily to proceeds from issuance of common stock related to the Company’s Employee Stock Purchase Program and stock option exercises.

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

Critical Accounting Polices and Estimates

The Company’s significant accounting policies are included in “Part II - Item 8 - Financial Statements and Supplementary Data - Note 3 – Summary of Significant Accounting Policies” in the Company’s Annual Report. As discussed in our Annual Report, the Company adopted the new leases standards in the first quarter of 2019 and otherwise, there have been no other significant changes to our accounting policies during the first nine months of 2019.

See Recent Accounting Pronouncements above for effects of adoption on our condensed consolidated statement of operations for the nine months ended September 30, 2019 and on our condensed consolidated balance sheet as of January 1, 2019.

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

However, because of the short-term nature of the instruments in our portfolio, a sudden change in market interest rates would not be expected to have a material impact on the fair market value of our investment portfolio. As of September 30, 2019, we had cash and cash equivalents and short-term investments of $85.0 million, which included bank deposits and money market funds and short-term investments of $61.9 million. Accordingly, we do not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our investment portfolio.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and our Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2019, our Chief Executive Officer and Principal Accounting Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified during the quarter ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2018 have expanded to include the following additional risk factor:

Our business could be negatively affected as a result of actions of activist stockholders, and such activism could impact the trading value of our securities.

Two of our stockholders have requested that we add one or more individuals to our board of directors. Our Governance and Nominating Committee (the “Committee”) is committed to evaluating qualified individuals for board service. However, if the Committee does not nominate individuals that stockholders believe should serve on our board of directors, one or more stockholders could engage in proxy solicitations or advance stockholder proposals, or otherwise attempt to effect changes and assert influence on our board of directors and management. Such an activist campaign could conflict with our strategic direction or seek changes in the composition of our board of directors and could have an adverse effect on our operating results and financial condition. A proxy contest would require us to incur significant legal and advisory fees, proxy solicitation expenses and administrative and associated costs, and require significant time and attention by our board of directors and management, diverting their attention from the pursuit of our business strategy. Any perceived uncertainties as to our future direction and control, our ability to execute on our strategy, or changes to the composition of our board of directors or senior management team arising from a proxy contest could lead to the perception of a change in the direction of our business or instability which may result in the loss of potential business opportunities, make it more difficult to pursue our strategy, or limit our ability to attract and retain qualified personnel, any of which could adversely affect our business and operating results. If individuals are ultimately elected to our board of directors with a specific agenda, it may adversely affect our ability to effectively implement our business strategy and create additional value for our stockholders. We may choose to initiate, or may become subject to, litigation as a result of the proxy contest or matters arising from the proxy contest, which would serve as a further distraction to our board of directors and management and would require us to incur significant additional costs. In addition, actions such as those described above could cause significant fluctuations in our stock price based upon temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals and prospects of our business.

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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of September 30, 2019 (unaudited) and December 31, 2018; (ii) the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2019 and 2018 (unaudited); (iii) the Condensed Consolidated Statement of Stockholders’ Equity as of September 30, 2019 (unaudited); (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2019 and 2018 (unaudited); and (v) the Notes to Unaudited Interim Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CATALYST BIOSCIENCES, INC.

Date: November 7, 2019	/s/ Nassim Usman, Ph.D.
Nassim Usman, Ph.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 7, 2019	/s/ Veronica Cai
Veronica Cai
Principal Accounting Officer
(Principal Financial and Accounting Officer)