Form 10-K
period 2019-12-31
CATALYST BIOSCIENCES, INC.
filed 2020-02-20
CIK 1124105

002018 $480,800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to

Commission file number: 000-51173

Catalyst Biosciences, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	56-2020050
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

611 Gateway Blvd. Suite 710 South San Francisco, California	94080
(Address of Principal Executive Offices)	(Zip Code)

(650) 871-0761

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.001 per share	CBIO	The Nasdaq Capital Market

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

The number of shares outstanding of the registrant’s common stock as of February 7, 2020 was 12,076,777. The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2019, was $86,980,239.

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

•	our responsibilities to our collaborators, including our responsibilities to conduct research and development and manufacture products;
•	the results and timing of clinical trials and the possible commencement of future clinical trials;
•	conditions for obtaining regulatory approval of our product candidates;
•	submission and timing of applications for regulatory approval;
•	the impact of the U.S. Food and Drug Administration (“FDA”) and other government regulations on our business;
•	uncertainties associated with obtaining and protecting patents and other intellectual property rights, as well as avoiding the intellectual property rights of others;
•	products and companies that will compete with the products we license to third-party collaborators;
•	the possibility we may commercialize our own products and build up our commercial, sales and marketing capabilities and other required infrastructure;
•	our employees, including the number of employees and the continued service of key management, technical and scientific personnel;
•	our future performance and obligations under agreements we have entered into, such as the definitive agreement related to the termination of the Pfizer Agreement;
•	our future performance and our expectations regarding our ability to achieve profitability;
•	requirements for us to purchase supplies and raw materials from third parties, and the ability of third parties to provide us with required supplies and raw materials;
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

Overview

We are a fully integrated research and clinical development biopharmaceutical company with expertise in protease engineering, discovery and translational research, clinical development and manufacturing. We have a versatile protease engineering platform that feeds our research and development pipeline. Currently, we are focused on advancing and extending our Hemostasis and Complement product candidates. One of our key competitive advantages is that our systemically dosed product candidates, due to the improvements we have made using our protease engineering platform, can be delivered subcutaneously (“SQ”) which is less invasive, more convenient and more efficacious than intravenous (“IV”) drugs currently on the market. Our SQ product candidates demonstrate prolonged duration of activity enabling them to provide continuous therapeutic levels.

The following table summarizes our current development programs.

We are currently focusing on the clinical development of MarzAA for Hemophilia A and B and DalcA for Hemophilia B. MarzAA is ‘Phase 3 ready’ and DalcA is currently in Phase 2b. Both product candidates have received orphan drug designation in the U.S. and in the E.U. MarzAA for routine prophylaxis to prevent bleeding episodes in individuals with Hemophilia A and B with inhibitors and DalcA for routine prophylaxis to prevent bleeding episodes for Hemophilia B patients. We believe MarzAA may also provide significant on-demand and prophylaxis benefits for other therapeutic areas with high unmet medical needs, such as Factor VII Deficiency, Glanzmann Thrombasthenia, Acquired Hemophilia, and SQ treatment of bleeds in Hemophilia A patients.

We control worldwide development, manufacturing and commercialization rights of both MarzAA and DalcA, except for the commercialization rights of DalcA in South Korea. We estimate the global market opportunity for MarzAA and DalcA to be approximately $3.7 billion: $2.2 billion for the Factor VIIa market and $1.5 billion for the Factor IX market.

We have an early stage Factor IX gene therapy construct - CB 2679d-GT - for Hemophilia B. This gene therapy product candidate has demonstrated a 2-3-fold higher specific activity and a 4-5-fold reduction in bleeding time in a mouse preclinical Hemophilia B model compared with the Factor IX Padua variant currently being developed by others. Recently, we have shown that combination of a novel AAV gene therapy delivery vector expressing our CB 2679d-GT construct provides significantly enhanced expression and Factor IX activity in mouse hemophilia B model.

Using our protease engineering platform, we have also developed a novel anti-C3 protease for dry Age-related Macular Degeneration (“AMD”) - CB 2782-PEG. Dry AMD is estimated to have a $5 billion market opportunity with no approved drugs on the market. We entered into an exclusive worldwide license and collaboration agreement with Biogen International GmbH (Biogen) on December 18, 2019, for the development and commercialization of this product candidate. We received a $15.0 million upfront payment from Biogen in January 2020 and are eligible to receive up to $340 million in milestone payments, along with tiered royalties for worldwide net sales of this product candidate up to low double-digits. As a result of a collaboration, Mosaic Biosciences, Inc. is entitled to receive a double-digit percentage of funds we receive from Biogen.

Hemostasis

Background on Hemophilia

Hemophilia is a rare and serious bleeding disorder that results from a genetic or an acquired deficiency of a factor required for normal blood coagulation. There are two major types of hemophilia: Hemophilia A and Hemophilia B, caused by abnormalities in coagulation Factor VIII or Factor IX, respectively. Deficiencies in these factors reduce the ability of the affected individuals to form clots and stop bleeding. The disease is X chromosome-linked, meaning that most people who inherit the disorder and suffer from bleeding are male; however, female carriers of mutations in Factor VIII or Factor IX can also have reduced coagulation factor levels and resultant bleeding. Hemophilia A occurs in approximately 1 in 5,000 male births, and Hemophilia B in approximately 1 in 20,000 male births. The estimated number of patients with hemophilia worldwide is 1.1 million, of whom 418,000 are estimated to have severe hemophilia. The prevalence of severe Hemophilia A and Hemophilia B in the United States is approximately 20,000 patients. Patients with hemophilia suffer from spontaneous and traumatic bleeding episodes that can become limb- or life-threatening. In cases of severe hemophilia, spontaneous bleeding into muscles or joints is frequent and often results in disabling irreversible joint damage. Currently there is no cure for hemophilia.

Standard of Care for Hemophilia Management and Opportunities for a New Paradigm with SQ Therapy

Current hemophilia treatment involves on-demand management of acute bleeding episodes or prophylactic treatment through factor replacement or bypass therapy. Replacement therapy involves frequent IV administration of the missing factors to prevent or stop bleeding. IV infusion is invasive, painful, time consuming and particularly challenging to administer to children. Often times, patients must seek assistance of a health professional for the IV infusion.

Another significant challenge in managing patients with hemophilia is the risk for development of inhibitors, which are neutralizing anti-drug-antibodies (“nAbs”) that reduce the efficacy of the factor replacement. This occurs in approximately 30% of Hemophilia A and 5-10% of Hemophilia B patients. Inhibitor patients must be treated with bypass agents to achieve coagulation in the absence of effective factor levels.

Currently, two types of IV bypass treatment exist: recombinant activated coagulation factor VII (rFVIIa: NovoSeven RT) and activated prothrombin complex concentrates (e.g., FEIBA). rFVIIa is the current leading bypass agent for on-demand treatment in inhibitor complicated hemophilia. rFVIIa has a strong safety profile and has proven effective in multiple rare bleeding disorders, including Hemophilia A or B with inhibitors, Severe Factor VII Deficiency, Glanzmann Thrombasthenia, and Acquired Hemophilia A. FEIBA is also administered for acute bleeding but its effect is reduced by the need for frequent dosing and the risk of anaphylaxis and renal side effects in Hemophilia B with inhibitor patients.

We believe SQ dosing is the future in hemophilia and other rare hematology indications. Our clinical studies have shown that MarzAA is nine-fold more potent than NovoSeven RT and that DalcA is 22-fold more potent than BeneFIX. The enhanced potency of MarzAA and DalcA allows for SQ dosing using a small volume, which we believe will provide for more effective, durable and convenient treatments of spontaneous bleeds with MarzAA and prophylactic protection with MarzAA and DalcA, especially for children and adults with difficult IV access. Recently, Hemlibra®, a bispecific antibody mimicking FVIIIa, was approved for SQ prophylaxis in Hemophilia A with or without inhibitors but it is ineffective in treatment of breakthrough bleeding.

MarzAA Clinical Development

Our most advanced product candidate - MarzAA, a potent, subcutaneously administered, next-generation Factor VIIa variant, is ‘Phase 3 ready’.

The development program began with a Phase 1 clinical trial evaluating the pharmacokinetics and pharmacodynamics of MarzAA administered IV in patients with severe Hemophilia A and B with and without inhibitors. In this study, we demonstrated that single IV administration of doses of MarzAA ranging from 0.5 µg/kg/day to 30 µg/kg/day was safe and well tolerated. Moreover, there was a dose dependent increase in MarzAA antigen and activity levels with normalization of coagulation parameters at the higher dose levels.

We completed our Phase 2 open-label SQ trial and met all our primary and secondary end points in 2019. The Phase 2 trial was designed to evaluate the efficacy of MarzAA in reducing total bleeding episodes in hemophilia patients with inhibitors. The primary endpoint was to assess the effect of MarzAA on the annualized bleed rate (ABR) at a subject’s final dose level, with each patient’s prior 6-month ABR serving as his own control. The secondary endpoints included safety, tolerability and lack of anti-drug-antibody (“ADA”) and neutralizing antibody formation.

We reported in July 2019 that daily SQ administration of MarzAA for 50 days significantly reduced the 6-month pre-study mean ABR from 19.8 to 1.6 at the subjects’ final individual dose levels (p<0.01) at the International Society for Thrombosis & Hemostasis (“ISTH”) 2019 Congress in July 2019. Additionally, during the 6-month pre-treatment period patients were bleeding on average 12.3% of days also referred to as Proportion of Days with Bleeding (“PDB”). MarzAA treatment was able to successfully reduce this number to 0.8% (p<0.01) during the active treatment period. The median ABR and PDB were both reduced to zero during treatment, with seven of nine subjects experiencing no bleeds, either traumatic or spontaneous, at their final dose levels. Only 2 subjects required dose escalation due to spontaneous bleeding from 30 µg/kg/day to 60 µg/kg/day per protocol. SQ treatment with MarzAA was safe and well-tolerated. Six mild to moderate localized skin reactions were observed in 2 subjects, that resolved spontaneously without sequelae. Neither ADAs nor nAbs to MarzAA were detected after administration of a total of 517 SQ doses. Moreover, our pharmacokinetics data has shown that SQ dosing prolonged the half-life of MarzAA from 3.7 hours after IV administration to approximately 17 hours after SQ administration.

Interplay of On-demand Treatment of Bleed and Prophylaxis for Hemophilia Management

Our preclinical data has shown that SQ injections of MarzAA given one minute after injury to mirror on-demand therapy significantly reduced bleeding in a mouse model of Hemophilia A. In this setting, reduction of bleeding after SQ administration of MarzAA was as efficient as NovoSeven RT administered IV. Moreover, bleeding was reduced in a dose-dependent manner when MarzAA was given 15 minutes prior to the injury. These data suggest that MarzAA has the potential to be used on-demand for treatment of acute bleeding episodes and supports further clinical testing for on-demand treatment of bleeds in individuals with hemophilia or Factor VII deficiency.

Patients on prophylaxis with Hemlibra or other Factor replacement therapy may experience breakthrough bleeds— bleeding despite preventive treatment—or require additional treatments for certain procedures or surgery. Our preclinical data showed that MarzAA is expected to have a similar safety profile as NovoSeven when used in combination with Hemlibra. Specifically, as tested in vitro by the thrombin-generation assay with Hemophilia A plasma, both MarzAA and NovoSeven were equally effective at triggering blood coagulation at their respective clinically relevant concentrations without overshooting safe levels when combined with Hemlibra. Current therapies used with Hemlibra include FEIBA (a pro-coagulation complex) and NovoSeven. However, the concurrent administration of FEIBA with Hemlibra has been associated with thrombotic events (when a blood clot forms inside a blood vessel), requiring a boxed warning in the package insert. While NovoSeven is safe in patients on Hemlibra prophylaxis, it is administered through an IV infusion to treat a bleed. Ideally, add-on therapy for patients on SQ Hemlibra would be given subcutaneously. We believe MarzAA provides a potential SQ solution to this problem and that MarzAA could be a SQ rescue therapy for hemophilia patients experiencing breakthrough bleeds while on prophylaxis with other agents such as Hemlibra.

We are currently conducting a SQ Phase 1 study to evaluate the pharmacokinetics and pharmacodynamics in patients with Hemophilia A or B with or without inhibitors at ascending dose levels. The purpose of the trial is to determine if the timing of the peak levels achieved is sufficient to treat a breakthrough bleed with SQ dosing and determine if increasing dose levels increase blood levels in a dose proportional manner. This trial will enable final dose selection for a MarzAA Phase 3 study. We reported interim data from this trial at the 13th Annual Congress of the European Association of Haemophilia and Allied Disorders (EAHAD) on February 5, 2020 that showed SQ dosing of MarzAA reaches target levels that are consistent with the treatment of a bleed.

DalcA Clinical Development

Our next most advanced product candidate is DalcA, a next-generation SQ Factor IX drug for the prophylactic treatment of individuals with Hemophilia B. DalcA is completing a Phase 2b study. We completed our Phase 1/2 SQ dosing trial that evaluated the safety and efficacy of DalcA in patients with severe Hemophilia B in a collaboration with ISU Abxis. The objective was to demonstrate the feasibility of increasing Factor IX activity levels from approximately 1% (severe hemophilia) to greater than 12% (mild hemophilia corresponding to a reduced risk of spontaneous joint bleeds) with daily SQ injections. DalcA maintained protective Factor IX activity levels of 12-30%. Mild to moderate injection site reactions were reported and all resolved spontaneously without sequelae. Two subjects, who were cousins with the same rare Factor IX mutation, developed nAbs, one transiently. The nAbs were specific to DalcA (did not bind to wild-type Factor IX) and therefore did not interfere with the patients’ ability to resume use of their prior Factor IX therapy. Thus, the nAbs to DalcA are not referred to as inhibitors.

We completed a comprehensive investigation of the cause of the nAbs in 2018 and concluded that the immunogenic potential of DalcA was low and similar to that of commercial Factor IX products. Furthermore, the drug product quality of DalcA was shown to be comparable to commercial Factor IX products. Based on the results of the investigation, and discussions with clinicians and regulatory experts, we initiated an open-label Phase 2b study to evaluate the ability of DalcA to maintain steady state protective Factor IX levels above 12% in six individuals with severe hemophilia B. Each subject received a single intravenous dose, followed by daily SQ doses of DalcA for 28 days. Pharmacokinetics, pharmacodynamics, safety and tolerability of daily SQ dosing and anti-drug antibody formation are being monitored. We reported interim data from this trial at The European Association for Haemophilia and Allied Disorders (EAHAD) on February 7, 2020. Data from the trial showed that 28 days of daily SQ dosing of DalcA achieved protective target Factor IX levels of >12%, with steady state Factor IX levels of up to 27% after 14 days with no bleeds, demonstrating effective prophylaxis and the potential for lower or less frequent dosing. One subject withdrew on day 7. No anti-drug antibodies were detected and no serious adverse events were reported. Three subjects reported injection site reactions (“ISRs”), the majority of which were mild in severity and resolved without sequelae. We have completed enrollment for the Phase 2b study and expect to report final data in Q2 2020.

Factor IX Gene Therapy

Our Factor IX gene therapy construct CB 2679d-GT has demonstrated a 2-fold to 3-fold higher activity resulting in improved clotting time in a preclinical Hemophilia B mouse model compared with the Padua variant of Factor IX. Fidanacogene elaparvovec (Pfizer/Spark), AMT-061 (uniQure) and FLT180A (Freeline) use the Padua variant as the transgene in their AAV-based gene therapy clinical programs. Fidanacogene elaparvovec, AMT-061 and FLT180A have demonstrated encouraging Factor IX levels in their respective Phase 1/2 and Phase 2/3 studies with median Factor IX activity levels of approximately 30-45%. By its increased activity, CB 2679d-GT has the potential to reach higher Factor IX activity levels at lower vector doses which could improve tolerability of the vector as well as efficacy of the transgene, and ultimately lower manufacturing costs. We have licensed AAV technology from The Board of Trustees of The Leland Stanford Junior University (“Stanford”) and are currently optimizing the vector under a sponsored research agreement with Stanford. Data presented at EAHAD show that the combination of our proprietary potency enhanced CB 2679d-GT Factor IX construct with a novel chimeric AAV capsid may reduce the vector dose required in gene therapy while maintaining high Factor IX levels. We expect the completion of our next generation vector and nonhuman primate efficacy study in Q2 2020.

Factor Xa

We have engineered Factor Xa proteases that have demonstrated efficacy in preclinical bleeding models and have the potential to be used as a universal procoagulant. We have delayed initiating further work on our Factor Xa therapeutic program at this time to focus efforts on the MarzAA and DalcA clinical programs.

Complement

The complement system shares many similarities with the hemostatic system. They both function as cascades of enzymes. Whereas the hemostatic system is central to stopping bleeding, the complement system plays a central role in both innate and adaptive immune responses. The resultant process helps to attract certain immune system cells at the site of infection or inflammation, to eliminate pathogens, and to mediate various specific responses to foreign proteins through effects on the immune system. When the complement system is over-reactive, it can cause severe diseases. Thus, drugs that target the complement cascade could potentially be beneficial in a variety of indications, including but not limited to dry AMD, atypical hemolytic uremic syndrome (aHUS), paroxysmal nocturnal hemoglobinuria (PNH), complement 3 glomerulopathy (C3G) as well as neurological disorders, such as myasthenia gravis. Common to these diseases are that they are relatively rare and severely debilitating or life-threatening, for which large unmet medical needs still exist. Many key targets, such as the complement proteins C3 and C5, within the complement cascade circulate in high concentrations such that it can be difficult or impractical to block their action using antibody-based or small molecule approaches. We believe that targeting complement proteins using engineered enzymes is an efficient way to overcome some of the challenges of inhibiting the complement cascade. In contrast to an antibody or small molecule where one therapeutic compound neutralizes one target, a single protease has the potential to neutralize thousands of target complement molecules. Preclinical support for using this design strategy to target the complement pathway was presented at the 2019 Annual Meeting of the Association for Research in Vision and Ophthalmology (ARVO) in the spring of 2019 highlighting our preclinical anti-C3 candidate being developed for the treatment of geographic atrophy (GA) associated dry AMD. We continue to pursue the development of novel proteases that target the complement cascade and are leveraging our proprietary protease engineering platform in this therapeutic space.

IVT CB 2782-PEG

Geographic atrophy is an advanced stage of dry AMD that results in the irreversible loss of retinal cells and can lead to blindness. Dry AMD affects approximately one million people in the United States and approximately over five million people worldwide. Complement factor 3 (C3) is the central regulator of the complement cascade. Apellis Pharmaceuticals’ APL-2 (C3 binding cyclic peptide) clinically validated C3 as a target for geographic atrophy in AMD after demonstrating statistically significant reduction in geographic atrophy associated dry AMD in a randomized Phase 2 study with monthly APL-2 intravitreal injections.

We have developed CB 2782-PEG, which is a potent, long acting anti-C3 protease that selectively degrades C3 into inactive fragments. Our preclinical data predict best-in-class human intravitreal dosing three or four times a year. As described below in the “Collaboration” section, we have entered into a license and collaboration with Biogen for the development and commercialization of CB 2782-PEG.

SQ Systemic complement inhibitors

We have initiated discovery research to identify novel complement pathway regulating proteases.

Our Strategy

We are building a portfolio of engineered proteases to enable the development of valuable therapies for individuals with rare diseases who need new or better treatment options. Our key objective is to get our novel treatments to patients rapidly and we are constantly exploring ways to quickly advance our programs which may include research and/or development collaborations. Key focus areas for us in the near and longer term include:

•	Build a Hemostasis Franchise:
o	Initiate and complete a MarzAA phase 3 study for the treatment of acute bleeds.
o	Expand clinical development of MarzAA in additional indications.
o	Advance clinical development of DalcA.
o	Advance development of CB 2679d-GT and select a development candidate
•	Build a Complement Franchise:
o	Build a systemic complement regulation program with our proprietary protease engineering platform.

Collaborations

MarzAA

In 2009, we licensed MarzAA to Wyeth Pharmaceuticals, Inc. (Wyeth). Wyeth was subsequently acquired by Pfizer, Inc. (“Pfizer”) who terminated the license and collaboration agreement after completing an IV Phase 1 trial. Pursuant to the collaboration termination agreement, in exchange for the rights to certain Pfizer technology, we agreed to make payments to Pfizer in an aggregate amount equal to up to $17.5 million, payable upon the achievement of clinical, regulatory and commercial milestones. Following commercialization of any covered product, Pfizer would also receive a single-digit royalty on net product sales on a country-by-country basis for a predefined royalty term. In February 2018, we paid Pfizer a $1 million milestone payment based on the dosing of the first patient in the Phase 2 study.

DalcA

We collaborated with ISU Abxis (“ISU”), in the early development of DalcA. Under the collaboration agreement, ISU conducted the Phase I clinical trial of DalcA and was responsible for all manufacturing activities for the Phase 1 clinical trial. Pursuant to the agreement, as amended in December 2018, ISU is entitled to a low single-digit royalty payment, on a country-by-country basis, for net product sales of DalcA by the Company or its affiliates in each country other than South Korea. ISU is also entitled up to $19.5 million in milestone payments, of which $2.5 million are regulatory and development milestone payments and up to $17 million in commercial milestone payments.

Under the original agreement with ISU, we received and recognized $2.65 million from ISU through 2018.

Anti-C3

On December 18, 2019, we agreed to collaborate with Biogen to develop and commercialize CB 2782-PEG and our other anti-C3 proteases for potential treatment of dry AMD and other disorders. We will perform pre-clinical and manufacturing activities, and Biogen will be solely responsible for funding the pre-clinical and manufacturing activities and performing IND-enabling activities, worldwide clinical development, and commercialization. We received a $15.0 million upfront payment from Biogen in January 2020 and are eligible to receive up to $340 million in milestone payments, along with tiered royalties for worldwide net sales of this product candidate up to low double-digits.

We also collaborated with Mosaic Biosciences, Inc. (“Mosaic”) in the development of our complement product candidates, including CB 2782-PEG. Under the collaboration agreement, as amended in December 2019, Mosaic will perform all future services for a fee. Mosaic is entitled to a double-digit percentage of funds we receive from Biogen. Mosaic is also entitled to sublicense fees and/or research and development, commercial milestones and royalties on one non-anti-C3 complement product.

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

In addition to current standard of care for individuals, clinical trials are being pursued by several parties in the field of biologics and in our lead indications. These products in development may provide efficacy, safety, convenience, and other benefits that are not provided by currently marketed therapies. As a result, they may provide significant competition for any of our product candidates for which we obtain marketing approval. Based on publicly available information, the following are some of the products currently on market or being developed by competitors in indications overlapping with those of our programs.

•	Factor VIIa Competition:
•	Approved products
o

Novo Nordisk’s NovoSeven RT is an intravenous recombinant Factor VIIa indicated for treatment of bleeding episodes in individuals with Hemophilia A or B with an inhibitor to Factor VIII or Factor IX. NovoSeven was approved in 1999 and was approved in a room temperature formulation “NovoSeven RT” in 2008. The treatment has since been approved for use in individuals with Factor VII deficiency and Glanzmann thrombasthenia. It is also approved for bleeding episodes and peri-operative management in adults with Acquired Hemophilia.

Takeda’s FEIBA is a plasma-based composition of coagulation factors indicated for intravenous on-demand and prophylactic use in the treatment of individuals with Hemophilia A or B with inhibitors. FEIBA has been on the market for more than 30 years.

Roche’s Hemlibra (emicizumab-kxwh), a bispecific Factor IXa-Factor X monoclonal antibody is indicated for routine SQ prophylaxis in adults and children with Hemophilia A with a Factor VIII inhibitor. Emicizumab received approval from the FDA in 2017. Emicizumab cannot treat episodic bleeding.

In-development product candidates

o

rEVO Biologics (an LFB company) is developing LR769 , an IV recombinant form of human Factor VIIa, and has completed a Phase 3 clinical trial in episodic bleeding for patients with congenital Hemophilia A or B with inhibitors. Two additional Phase 3 trials investigating the use of LR769 in pediatric and surgical patients with Hemophilia A or B with inhibitors may be ongoing in partnership with HEMA Biologics.

o

Novo Nordisk and Pfizer are also developing SQ agents that neutralize Tissue Pathway Factor Inhibitor in mid-stage clinical trials. Novo Nordisk’s Concizumab (received FDA Breakthrough Designation for the treatment of Hemophilia B with Inhibitors) is in Phase 3 studies for individuals with Hemophilia A or B with and without inhibitors (separate studies) and the studies are expected to complete in 2023. Pfizer expects to complete a Phase 3 study with its anti-TFPI (PF-06741086) in 2023.

o

Genzyme (a Sanofi company) is developing Fitusiran, acquired from Alnylam, an investigational SQ RNA interference (“RNAi”) therapeutic targeting antithrombin for the treatment of adults and adolescents with Hemophilia A or B with or without inhibitors and expects to complete its Phase 3 clinical trial in 2021. The pediatric study in the same population is in Phase 2/3 with an estimated study completion in 2024.

o	OPKO Health’s Factor VIIa-CTP for Hemophilia A or B has completed a SQ Phase 1 trial.
o	Novo Nordisk’s Mim8, a next-generation FVIII mimetic bi-specific antibody, has completed a SQ Phase 2 study in hemophilia A patients with or without inhibitors.
•

Factor IX Competition: BeneFIX, a recombinant Factor IX indicated for treatment of individuals with Hemophilia B, was approved in 1997 and is marketed by Pfizer. In addition, Alprolix, a Factor IX-Fc fusion product was approved in 2014 and is marketed by Sanofi Aventis and Swedish Orphan Biovitrum (SOBI - in Europe, Russia, North Africa and the Middle East). Idelvion, a Factor IX-albumin fusion product marketed by CSL Behring was approved by the FDA in 2016. Idelvion is approved for weekly dosing for adolescents and adults and bi-weekly at a higher dose for those same patients if well controlled on the original regimen. It is approved for weekly in patients <12 years of age. Novo Nordisk’s glycopegylated-Factor IX product Rebinyn® was approved by the FDA in 2017 but is not indicated for routine prophylaxis in the U.S. Rebinyn is approved for on-demand treatment and control of bleeding episodes as well as Perioperative management of bleeding.

•

Factor IX Gene Therapy Competition: While there are no currently approved Factor IX gene therapy treatments for Hemophilia B, several companies, are developing Factor IX gene therapy treatments in clinical studies:

o	Spark (now Pfizer) started its Phase 3 study of SPK-9001 with Fidanacogene elaparvovec (AAV-Spark100-FIX co-Padua) and expects to complete the study in 2021.
o

uniQure expects to complete a Phase 3 trial investigating a serotype 5 adeno-associated viral vector containing the Padua variant of a codon-optimized human Factor IX Gene (AAV5-hFIXco-Padua, AMT-061) in 2020.

o	Freeline (in association with St. Jude) expects to complete its Phase 2/3 study of FLT180a (a replication-incompetent adeno- associated viral vector) in 2024.

Dry AMD Competition: While there are no currently approved treatments for dry AMD that we believe would pose a long-term competitive risk, several companies are developing cyclic peptide, aptamer or antibody-based anti-complement product candidates for the treatment of dry AMD that are currently in clinical studies:

o

Apellis is conducting two Phase 3 studies to compare the efficacy and safety of intravitreal APL-2 therapy with sham injections in patients aged 60 years and older with GA secondary to AMD, which is scheduled to be completed in 2021.

o

Ophthotech (now Iveric bio) is developing two therapies to treat GA secondary to dry AMD. Iveric Bio completed its Phase 2b clinical of Zimura® (avacincaptad pegolmet) with positive data in patients with dry AMD.

Our commercial opportunity in different indications could be reduced or eliminated if our competitors develop and market products that are safer, more effective, more convenient to use, or less expensive to use than our products. Furthermore, if competitors gain FDA approval faster than we do, we may be unable to establish a strong market presence or to gain market share. The key competitive factors affecting the success of all our product candidates, if approved, are likely to be their efficacy, safety, convenience, price, the level of generic competition, and the availability of reimbursement from government and other third-party payors.

Intellectual Property

We have established a broad intellectual property portfolio including patents and patent applications covering the identification, selection, optimization, and manufacture of human proteases, the composition of matter and methods of use of our product candidates and related technology, and other inventions that are important to our business.

We strive to protect the proprietary technologies that we believe are important to our business by seeking, maintaining and defending patent rights, whether developed internally or in conjunction with or in-licensed from third parties. We also rely on trade secrets relating to our proprietary technology platform and know-how, continuing technological innovation and in-licensing opportunities to develop, strengthen, and maintain our proprietary position in the field of human protease engineering

As more fully described below, as of December 31, 2019, our patent portfolio included approximately 177 patents; including 15 issued U.S. patents and 162 foreign granted and accepted patents, and 7 U.S. patent applications, plus an additional 35 pending foreign patent applications. We also rely on trade secrets and careful monitoring of our proprietary information to protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection.

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

There may be third party patents or patent applications with claims to compositions of matter, materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our product candidates. Because patent applications can take many years to issue, there may be currently pending patent applications that may later result in issued patents that our product candidates may infringe. There is a patent family pending in the U.S. and Europe in which claims that may read on MarzAA have been filed. We, however, do not believe such claims are patentable. If they were to issue, we would take appropriate action to challenge their enforceability and/or validity.

We are aware of a patent family that includes issued patents in the United States, Australia, and Japan, and pending applications in Europe and Canada. The patents and pending applications may include claims that may read on a contemplated Factor Xa (“FXa”) clinical candidate. There is prior art that we believe discloses subject matter on which a challenge to the patentability of such claims can be based. In the event that development of the FXa candidate is pursued we would, if necessary, consider appropriate action to challenge such claims.

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

All our patents and applications were internally developed and assigned to us, except for one granted South Korean patent that is co-owned. Members of the 4902 family, directed to screening methods (4 patents, including 2 of the issued U.S. patents) are jointly owned with the Torrey Pines Institute for Molecular Studies, which licensed its interest to us. Our current patents and patent applications include:

•

72 patents, including 3 issued U.S. patents, and 5 patent applications, including 3 pending U.S. patent applications, covering modified Factor VII polypeptides, including our lead product candidate, MarzAA, and methods of production of modified Factor VII polypeptides. The U.S. patents, with patent term adjustment, expire in 2029 and 2031. The foreign patents expire in 2029.

•

21 patents, including 3 issued U.S. patents, and 8 patent applications, including 2 U.S. patent applications, covering modified Factor IX polypeptides, such as our clinical candidate DalcA. The U.S. patents and patent applications, including patent term adjustment, expire, or are expected to expire, respectively, in 2030-2031 and 2038, and the foreign patents and patent applications, if granted, expire, or are expected to expire, respectively, in 2031.

•

19 patents, including 2 issued U.S. patents, covering improved Factor Xa variants and methods of production of improved Factor Xa variants. The issued patents, including patent term adjustment, expire in 2033.

•

62 patents, including 5 issued U.S. patents, and 29 patent applications filed or in progress, including 2 U.S. patent applications, covering novel proteases. The U.S. patents and patent applications, including patent term adjustment, expire, or are expected to expire, respectively in 2025-2029 and 2038-2039, and the foreign patents and foreign patent applications, if granted, expire, or are expected to expire, respectively, in 2025-2027 and 2038-2039.

•

4 patents, including 2 issued U.S. patents, covering methods for identifying proteases that cleave or inactivate a protein target. The U.S. patents, including patent term adjustment, expire in 2027 and 2030, and the foreign patents expire in 2027.

The term for individual patents depends upon the legal term for patents in the countries in which they are granted. In most countries, including the United States, the patent term is 20 years from the earliest claimed filing date of a non-provisional patent application in that country or the international filing date. In the United States, a patent’s term may, in certain cases, be lengthened by patent term adjustment, which compensates a patentee for administrative delays by the USPTO in examining and granting a patent, or may be shortened if a patent is terminally disclaimed over a commonly owned patent or a patent naming a common inventor and having an earlier expiration date.

The Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Act, permits a patent term extension of up to five years beyond the expiration date of a U.S. patent as partial compensation for the length of time the drug is under regulatory review while the patent is in force. The regulatory review period that occurs after the patent to be extended was issued is eligible to be counted for extension. The extension is calculated as one-half of the time of the testing phase added to time in the approval phase. The testing phase is the period between the effective date of an investigational product exemption (Investigational New Drug Application) and the initial submission of the marketing application (New Drug Application or Biologic License Application). The approval phase is the period between the submission and approval of the marketing application. Extensions can be reduced by any time that the applicant did act not with due diligence as determined by the FDA. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval. Only one patent applicable to each regulatory review period may be extended and only those claims covering the approved drug, a method for using it or a method for manufacturing it may be extended. Similar provisions are available in the European Union and certain other foreign jurisdictions to extend the term of a patent that covers an approved drug.

In the future, to the extent our product candidates including MarzAA, DalcA, Anti-C3 and systemic complement proteases receive approval by the FDA or foreign regulatory authorities, we expect to apply for patent term extensions on issued patents covering those products, depending upon the length of the clinical trials for each drug and other factors.

Manufacturing

Our team has in-depth knowledge on biologics development, manufacturing and CMC regulatory requirements. We do not have any manufacturing facilities and we currently rely, and expect to continue to rely, on third parties for the manufacture of our product candidates for clinical or commercial uses. We own or have rights to all intellectual property developed in such manufacturing development activities that are specifically related to our product candidates and have a royalty-free and perpetual license to use the intellectual property to the extent reasonably necessary to make our product candidates, including commercial manufacturing.

Drug Substance manufacturing

We have a long-term development and manufacturing services agreement with AGC Biologics, Inc. (“AGC”). AGC has global manufacturing sites and we use their facilities in the U.S. and Europe  for drug substance manufacturing of MarzAA and DalcA. We have successfully manufactured MarzAA to support our Phase 2 clinical trial and received FDA agreement that we have demonstrated comparability between our current manufacturing and that previously produced by Pfizer. In the third quarter of 2019, we also successfully completed a GMP batch of MarzAA at a larger scale that will support our future pivotal studies and commercialization requirements. We started clinical scale manufacturing of DalcA in February 2019.

Drug Product manufacturing

We have a long-term clinical supply services agreement with Catalent Indiana, LLC (“Catalent”). Catalent has facilities in the U.S. and Europe and conducts drug product development and manufacturing for MarzAA and DalcA. At the end of 2019 we have successfully completed development work for a variety of vial sizes which will support flexible dosing and will initiate large scale engineering batches in Q1 2020.

We also work with Symbiosis Pharmaceutical Services Limited on drug product manufacturing for MarzAA on a fee-for-services basis. Symbiosis has a facility in the United Kingdom.

Commercialization

We have yet to establish a sales, marketing, or product distribution infrastructure for our product candidates, which are still in clinical development. We expect to retain commercial rights for our product candidates in the United States except for our anti-C3 dry AMD program, for which we entered into a license and collaboration agreement with Biogen to develop and commercialize CB 2782-PEG and other products or compounds that target complement Factor 3 globally. We have also granted ISU rights to commercialize DalcA in South Korea. We believe that it will be possible to access the United States hemophilia market through a focused, specialized sales force. We have not yet developed a commercial hemophilia strategy outside of the United States.

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

In most cases, the FDA requires two adequate and well-controlled Phase 3 clinical trials to demonstrate the efficacy of the drug. A single Phase 3 trial with other confirmatory evidence may be sufficient in instances where the study is a large multicenter trial demonstrating internal consistency and a statistically very persuasive finding of a clinically meaningful effect on mortality, irreversible morbidity or prevention of a disease with a potentially serious outcome and confirmation of the result in a second trial would be practically or ethically impossible such as in rare or orphan diseases like hemophilia. In the case of hemophilia, almost all clinical trials are conducted as open-label single arm trials, in which both the researchers and participants know which treatment is being administered and there is no placebo or blinded portion of the trial because there are too few subjects available in these orphan populations to perform statistically powered placebo or active comparator trials. Endpoints for on-demand therapies are the number of treatments required to control bleeding episodes and for prophylaxis therapies are the calculated annualized bleeding rates. Bleeding rates during the trial are compared to historic bleeding rates for participating individuals. Patients are often studied for at least 50 treatment days to see if neutralizing anti-drug antibodies (inhibitors) develop.

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

Under the Prescription Drug User Fee Act, or PDUFA, as amended, each BLA must be accompanied by a significant user fee. The FDA adjusts the PDUFA user fees on an annual basis. PDUFA also imposes an annual product fee for biological products and an annual establishment fee on facilities used to manufacture prescription biological products. Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a small business. No user fees are assessed on BLAs for products designated as orphan drugs, unless the product also includes a non-orphan indication. MarzAA has been granted orphan drug designation for routine prophylaxis to prevent bleeding episodes in individuals with Hemophilia A and B with inhibitors and DalcA has received orphan designation for routine prophylaxis to prevent bleeding episodes for Hemophilia B patients.

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

Fast Track Designation, Accelerated Approval, Priority Review, Orphan Drug Designation, and Breakthrough Therapy Programs

Fast Track

There are several FDA programs intended to help facilitate the development of new drugs and biologics that meet certain criteria. Specifically, new drugs and biological products are eligible for Fast Track designation if they are intended to treat a serious or life- threatening condition and demonstrate the potential to address unmet medical needs for the condition. Fast Track designation applies to the combination of the product and the specific indication for which it is being studied. The sponsor of a new drug or biological product may request the FDA to designate the drug or biological product as a Fast Track product at any time during the clinical development of the product. Under a Fast Track designation, the FDA may consider for review sections of the marketing application on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the application, the FDA agrees to accept sections of the application and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the application.

Priority Review

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

Accelerated Approval

A product that is being studied for safety and effectiveness in treating serious or life-threatening illnesses and provides meaningful therapeutic benefit over existing treatments may receive accelerated approval, which means that it may be approved on the basis of adequate and well-controlled clinical trials establishing that the product has an effect on a surrogate endpoint that is reasonably likely to predict a clinical benefit, or on the basis of an effect on a clinical endpoint other than survival or irreversible morbidity. As a condition of approval, the FDA may require that a sponsor of a drug or biological product receiving accelerated approval perform adequate and well-controlled post-marketing clinical trials. In addition, the FDA currently requires pre-approval of promotional materials as a condition for accelerated approval, which could adversely impact the timing of the commercial launch of the product.

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

MarzAA has been granted orphan drug designation in the U.S. and the E.U. for routine prophylaxis to prevent bleeding episodes in individuals with Hemophilia A and B with inhibitors. DalcA has been granted orphan drug designation in the U.S. and the E.U. for routine prophylaxis to prevent bleeding episodes for Hemophilia B patients. We may seek orphan drug designation for MarzAA and DalcA for a different indication, or other product candidates, but the FDA may disagree with our analysis of the prevalence of the particular disease or condition or other criteria for designation and refuse to grant orphan status. We cannot guarantee that we will obtain orphan drug designation or approval for any product candidate, or that we will be able to secure orphan drug exclusivity if we do obtain approval.

Break Through Designation

A product may also be eligible for receipt of a Breakthrough Therapy designation. The Breakthrough Therapy designation is intended to expedite the FDA’s review of a potential new drug for serious or life-threatening diseases where “preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development.” The designation of a drug as a Breakthrough Therapy provides the same benefits as are available under the Fast Track program, as well as intensive FDA guidance on the product’s development program. Fast Track designation, priority review, accelerated approval and Breakthrough Therapy designation do not change the standards for approval, but they may expedite the development or approval process.

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

Depending upon the timing, duration and specifics of the FDA approval of the use of our product candidates, some of our U.S. patents, if granted, may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, commonly referred to as the Hatch-Waxman Act. The Hatch-Waxman Act permits a patent restoration term of up to five years, as compensation for patent term lost during product development and the FDA regulatory review process. However, patent term restoration cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The patent term restoration period is generally one-half the time between the effective date of an IND and the submission date of a BLA plus the time between the submission date of a BLA and the approval of that application. Only one patent applicable to an approved product is eligible for the extension and the application for the extension must be submitted prior to the expiration of the patent. The USPTO, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration. In the future, we may intend to apply for restoration of patent term for one of our currently owned or licensed patents to add patent life beyond its current expiration date, depending on the expected length of the clinical trials and other factors involved in the filing of the relevant BLA.

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

Additionally, the intent standard under the Anti-Kickback Statute was amended by the Affordable Care Act (“ACA” to a stricter standard such that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it to have committed a violation. In addition, the ACA codified case law that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act (discussed below).

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

We may be subject to data privacy and security regulations by both the federal government and the states in which we conduct our business. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and its implementing regulations, imposes requirements relating to the privacy, security and transmission of individually identifiable health information. Among other things, HITECH makes HIPAA’s privacy and security standards directly applicable to business associates, independent contractors or agents of covered entities that receive or obtain protected health information in connection with providing a service on behalf of a covered entity. HITECH also created four new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions. In addition, state laws govern the privacy and security of health information in specified circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

Additionally, the federal Physician Payments Sunshine Act within the ACA, and its implementing regulations, require that certain manufacturers of drugs, devices, biological and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report information related to certain payments or other transfers of value made or distributed to physicians and teaching hospitals, or to entities or individuals at the request of, or designated on behalf of, the physicians and teaching hospitals and to report annually certain ownership and investment interests held by physicians and their immediate family members.

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

Coverage, Pricing and Reimbursement

Significant uncertainty exists as to the coverage and reimbursement status of any product candidates for which we obtain regulatory approval. In the United States and markets in other countries, sales of any products for which we receive regulatory approval for commercial sale will depend, in part, on the extent to which third-party payors provide coverage and establish adequate reimbursement levels for such products. In the United States, third-party payors include federal and state healthcare programs, privately managed care providers, health insurers and other organizations. The process for determining whether a third-party payor will provide coverage for a product may be separate from the process for setting the price of a product or for establishing the reimbursement rate that such a payor will pay for the product. Third-party payors may limit coverage to specific products on an approved list,  also known as a formulary, which might not include all the FDA-approved products for a particular indication. Third-party payors are increasingly challenging the price, examining the medical necessity and reviewing the cost-effectiveness of medical products, therapies and services, in addition to questioning their safety and efficacy. We may need to conduct expensive pharmaco-economic studies to demonstrate the medical necessity and cost-effectiveness of our products, in addition to the costs required to obtain the FDA approvals. Our product candidates may not be considered medically necessary or cost-effective. A payor’s decision to provide coverage for a product does not imply that an adequate reimbursement rate will be approved. Further, one payor’s determination to provide coverage for a product does not assure that other payors will also provide coverage for the product.  This is also true of Medicare reimbursement, where different vendors process payments, so that coverage by one vendor does not assure that all other vendors will provide coverage. Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development.  In addition, the United States federal government position on matters related to drug pricing is evolving and uncertain, and any changes could have a material impact on drug pricing generally in the United States, including for our product candidates if approved.

Different pricing and reimbursement schemes exist in other countries. In the EU, governments influence the price of pharmaceutical products through their pricing and reimbursement rules and control of national health care systems that fund a large part of the cost of those products to consumers. Some jurisdictions operate positive and negative list systems under which products may only be marketed once a reimbursement price has been agreed. To obtain reimbursement or pricing approval, some of these countries may require the completion of clinical trials that compare the cost-effectiveness of a particular product candidate to currently available therapies. Other member states allow companies to fix their own prices for medicines but monitor and control company profits. The National Institute for Health and Care Excellence (NICE) in the United Kingdom also requires consideration of cost-benefit analysis. The downward pressure on health care costs has become very intense. As a result, increasingly high barriers are being erected to the entry of new products. In addition, in some countries, cross-border imports from low-priced markets exert a commercial pressure on pricing within a country.

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

Employees

As of December 31, 2019, we had 34 full-time employees. Of the full-time employees, 21 employees are engaged in manufacturing and clinical development activities and 13 employees are engaged in finance, business development, facilities and general management. We have no collective bargaining agreements with our employees, and we have not experienced any work stoppages. We consider our relations with our employees to be good.

Business Organization

We commenced operations in 2002 and are a Delaware corporation. On August 20, 2015, we merged with Targacept, Inc. Our corporate headquarters are in South San Francisco, California. We conduct our research and development activities and general and administrative functions primarily from our South San Francisco, California location.

Available Information

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, are available for free at www.catalystbiosciences.com as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. They are also available for free on the SEC’s website at www.sec.gov. The information in or accessible through the SEC and our website are not incorporated into, and are not considered part of, this filing.

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

We are a clinical-stage biotechnology company, and we have not yet generated significant revenues. We have incurred net losses in each year since our inception in August 2002, including net losses of $55.2 million and $30.1 million for the years ended December 31, 2019 and 2018, respectively. As of December 31, 2019, we had an accumulated deficit of $258.5 million.

We are still in the early stages of development of our product candidates, and have no products approved for commercial sale. To date, we have financed our operations primarily through issuances of shares of common stock, from private placements of convertible preferred stock, and from payments under collaboration agreements.

We have devoted most of our financial resources to research and development, including our preclinical and clinical development activities. We expect to continue to incur significant expenses and operating losses over the next several years as we continue clinical development of MarzAA and DalcA and continue research and development of other product candidates. Our operating losses may fluctuate significantly from quarter to quarter and year to year. We are expected to continue to incur significant expenses and increasing operating losses for at least the next several years, and our expenses will increase substantially if and as we:

•	continue clinical development of MarzAA;
•	continue clinical development of DalcA;
•	further develop the manufacturing process for our product candidates;
•	continue research and development of anti-complement product candidates;
•	attract and retain skilled personnel;
•	seek regulatory and marketing approvals for any of our product candidates that successfully complete clinical studies;
•	establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain marketing approval;
•	seek to identify, develop and validate additional product candidates;
•	acquire or in-license other product candidates and technologies;
•	make milestone or other payments under collaboration agreements, or any in-license agreements we may enter;

•	maintain, protect and expand our intellectual property portfolio;
•	create additional infrastructure to support operations as a public company and our product development and planned future commercialization efforts; and
•	experience any delays or other issues with any of the above.

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

In connection with the license agreement with ISU, the Company will also make up to an aggregate of $19.5 million in milestone payments to ISU, inclusive of $2.5 million in regulatory and development milestone payment and up to $17 million in commercial milestone payment, if the applicable milestones are met. See “Item 1—Business—Collaborations” in this Annual Report on Form 10-K.

In connection with our collaboration with Mosaic Biosciences, Inc. regarding our anti-complement program, we have agreed to pay Mosaic a double-digit percentage of funds we receive from Biogen or other sublicensees, or certain milestone payments and royalties if we develop and commercialize products from the collaboration ourselves.

Further, in connection with the development and manufacturing agreement that we have with AGC, we have firm work orders with AGC to manufacture MarzAA and DalcA to support our clinical trials totaling $12.4 million and the payment obligations remaining at December 31, 2019 was $4.6 million. Furthermore, in connection with the clinical supply services agreement we have with Catalent, we have firm work orders with Catalent to manufacture DalcA to support its clinical trial totaling $0.5 million and the payment obligations remaining at December 31, 2019 was $0.4 million. See Item 1—Business—Manufacturing” in this Annual Report on Form 10-K.

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

Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Failure to become and remain profitable would depress the value of our common stock and could impair our ability to raise capital, expand our business, maintain research and development efforts, diversify product offerings or even continue operations. A decline in the value of our common stock could also cause you to lose all or part of your investment.

We may need additional capital. If we are unable to raise sufficient capital, we will be forced to delay, reduce or eliminate product development programs.

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is expensive. We expect our research and development expenses to increase with our ongoing activities, particularly activities related to the continued clinical development of MarzAA and DalcA, including clinical efficacy trials for each compound. We believe that our available cash will be sufficient to fund our operations for at least the next 12 months from the date of this Annual Report on Form 10-K. However, we may need to raise substantial additional capital to complete the development and commercialization of MarzAA, DalcA, or other product candidates, and depending on the availability of capital, may need to delay development of some of our product candidates.

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

In January 2018, we filed a shelf registration statement with the SEC, which registration statement was declared effective on February 6, 2018 and which allowed us to offer up to $150 million of securities from time to time in one or more offerings (the “January 2018 Registration Statement”). In February 2018, we sold an aggregate of 3,382,352 registered shares of common stock at a price of $34.00 per share, for net proceeds, after deducting underwriting discounts and offering expenses, of approximately $106.8 million. Pursuant to the January 2018 Registration Statement, we may sell up to approximately $35 million in additional securities in one or more offerings. In addition, in December 2018, we filed a shelf registration statement with the SEC, which registration statement was declared effective on February 14, 2019 and which allowed us to offer up to $200 million of securities from time to time in one or more offerings (the “December 2018 Registration Statement”). In February 2020, we sold an aggregate of 5,307,692 registered shares of common stock at $6.50 per share, for net proceeds, after deducting underwriting discounts and offering expenses, of approximately $32.0 million. Pursuant to the December 2018 Registration Statement, we may sell up to approximately $165 million in additional securities in one or more offerings.

Any additional sales in the public market of our common stock or other securities under these shelf registration statements could adversely affect prevailing market prices for our common stock.

We have no history of clinical development or commercialization of pharmaceutical products, which may make it difficult to evaluate the Company’s prospects.

We began operations in August 2002. Our operations to date have been limited to financing and staffing the Company, developing our technology and product candidates, establishing collaborations and conducting Phase 2 clinical trials on small numbers of patients. We have not yet demonstrated an ability to successfully conduct a Phase 3 clinical trial, obtain marketing approvals, manufacture a product at commercial scale repeatedly, or conduct sales and marketing activities necessary for successful product commercialization. Consequently, predictions about the Company’s future product development timelines, clinical trial plans, expenses, success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing pharmaceutical products.

Risks related to the discovery, development and commercialization of our product candidates

We are substantially dependent upon the success of MarzAA and DalcA.

The failure of MarzAA or DalcA to achieve successful clinical trial endpoints, delays in clinical development, unanticipated adverse side effects, the cessation of clinical development or any other adverse developments or information related to MarzAA or DalcA would significantly harm our business, its prospects and the value of the Company’s common stock. MarzAA has completed a Phase 2 open-label SQ trial in eleven patients and we are currently completing a Phase 2b open-label trial of DalcA in six patients. We reported interim data from this trial at EAHAD on February 7, 2020. Data from the trial showed that 28 days of daily SQ dosing of DalcA achieved protective target Factor IX levels of >12%, with steady state Factor IX levels of up to 27% after 14 days with no bleeds, demonstrating effective prophylaxis and the potential for lower or less frequent dosing. One subject withdrew on day 7. No anti-drug antibodies were detected and no serious adverse events were reported. Three subjects reported injection site reactions (“ISRs”), the majority of which were mild in severity and resolved without sequelae. We have completed enrollment for the Phase 2b study and expect to report final data in Q2 2020.There is no guarantee that the results of further clinical trials of MarzAA or DalcA will be positive or will not generate unanticipated safety concerns. If neutralizing antibodies or other adverse events in patients receiving either MarzAA or DalcA lead to concerns about patient safety, the long-term efficacy, or commercial viability of either product candidate, development of such product candidate could be halted. Each product candidate requires substantial additional trials and other testing before being approved for marketing.

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

Both MarzAA and DalcA are protein molecules which may cause the generation of antibodies in individuals who receive them. The Phase 1 clinical trial of MarzAA was a single-dose intravenous escalation trial that would not, compared with multi-dose trials or higher doses administered subcutaneously, be expected to exclude the possibility of an immunological response to MarzAA in individuals who received the product candidate. While no antibodies to MarzAA have been observed in a multi-dose subcutaneous Phase 2 trial, there can be no assurance such antibodies will not be observed in the future. Two patients who received DalcA subcutaneously following intravenous dosing developed neutralizing antibodies that inhibit the activity of DalcA. There can be no assurance that such antibodies will not be observed in the future, either in the patients who have already received DalcA or MarzAA, or in new patients. If clinical trials demonstrate a treatment-related neutralizing immunological response in individuals that causes safety concerns or would limit the efficacy of either product candidate, development of the product candidate could be halted.

MarzAA and DalcA are in early clinical trials, and all of our other product candidates are still in preclinical development. The regulatory path for MarzAA and DalcA is uncertain. If we are unable to obtain regulatory clearance and commercialize our product candidates or experience significant delays in doing so, our business will be materially harmed.

MarzAA has completed a Phase 2 clinical trial and DalcA is completing a Phase 2 clinical trial. All our other product candidates are still in preclinical development. Engineered protease biopharmaceuticals are a relatively new class of therapeutics. There can be no assurance as to the length of the trial period, the number of individuals the FDA or EMA will require to be enrolled in the trials to establish the safety, efficacy, purity and potency of the engineered protease products, or that the data generated in these trials will be acceptable to the FDA, EMA or other foreign regulatory agencies to support marketing approval. Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our product candidates. The success of our product candidates will depend on several factors, including the following:

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

In addition, the outcome of preclinical studies and early clinical trials may not be predictive of the success of later clinical trials. Our Phase 2 trial of MarzAA was conducted in eleven patients, and DalcA has been dosed repeatedly in a subcutaneous prophylaxis trial in only six patients. Trials of these product candidates in larger numbers of patients may not have similar efficacy results and could result in adverse effects that were not observed in the earlier trials with smaller numbers of patients.

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

If we experience delays or difficulties in the enrollment of patients in clinical trials, our regulatory approvals could be delayed or prevented.

We or our collaborators may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate, enroll and maintain enrollment of a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside the United States. In particular, there is a relatively small number of individuals with hemophilia, that may cause delays in enrollment of clinical trials of MarzAA in individuals with hemophilia A and B with an inhibitor or DalcA in individuals with hemophilia B. In addition, some of our competitors have ongoing clinical trials for product candidates that treat the same indications as our product candidates, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ product candidates.

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

Risks related to our reliance on third parties

Our collaboration with Biogen may not result in successful product development or payments to us.

We have entered into a collaboration and license agreement with Biogen to develop and commercialize CB 2782-PEG and our other anti-C3 proteases for potential treatment of dry AMD and other disorders. We will perform pre-clinical and manufacturing activities, and Biogen will be solely responsible for funding the pre-clinical and manufacturing activities and performing IND-enabling activities, worldwide clinical development, and commercialization. Future revenues from this collaboration depend upon the achievement of milestones and payment of royalties based on product sales after successful product development and regulatory approval. Biogen can terminate this agreement on 60 days’ prior written notice. If Biogen terminates the agreement, our reputation in the business and scientific community may suffer and we will not receive payments from them after termination. If milestones are not achieved or Biogen is unable to successfully develop and commercialize products from which milestones and royalties are payable, we will not earn the revenues contemplated by the collaboration.

We have limited or no control over the resources that Biogen may devote to the development and commercialization of products under our agreement. Biogen may not perform its obligations as expected or may breach or terminate the agreement with us or otherwise fail to conduct research, development or commercialization activities successfully or in a timely manner. Further, Biogen may elect not to develop pharmaceutical products arising out of our collaborative arrangement or may not devote sufficient resources to the development, regulatory approval, manufacture, marketing or sale of these products. If any of these events occurs, we may not receive collaboration revenue or otherwise realize anticipated benefits from such collaborations, our product development efforts may be delayed and our business, operating results and financial condition could be adversely affected.

We expect to seek to establish additional collaborations, and, if we are not able to establish them on commercially reasonable terms, we may have to alter our development and commercialization plans.

Our drug development programs and the potential commercialization of our product candidates will require substantial additional cash to fund expenses. We have previously relied on collaborators, such as Pfizer and ISU, to contribute to the development of our product candidates, and we are currently working with Biogen and Mosaic to support the development of our dry AMD product candidates. We may seek one or more additional collaborators for the development and commercialization of one or more of our product candidates. For example, we may seek a new collaborator to develop MarzAA and might also seek collaborators for DalcA or our earlier stage programs. In addition, full development efforts on the use of our novel proteases for the treatment of other complement mediated diseases will likely involve significant cost, and we do not expect to conduct any such efforts except in collaboration with one or more partners who are willing to pay for such costs.

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

Our ability to compete in the highly competitive biotechnology and pharmaceutical industries depends upon our ability to attract and retain highly qualified managerial, scientific and medical personnel. We are highly dependent on our executive management and scientific personnel. We do not maintain “key man” insurance policies on the lives of these individuals or the lives of any of our other employees. In addition, we will need to add personnel to achieve our business objectives. The loss of the services of any of our executive officers, other key employees, and our inability to find suitable replacements, or our inability to hire new clinical development and manufacturing personnel, could result in delays in product development and harm our business.

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

Our offices are located in the San Francisco Bay Area, which is prone to earthquakes. Earthquakes or other natural disasters could severely disrupt our operations, and have a material adverse effect on our business, results of operations, financial condition and prospects. If a natural disaster, power outage or other event occurred that prevented U.S. from using all or a significant portion of our headquarters, that damaged critical infrastructure, such as the manufacturing facilities of our third-party contract manufacturers, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible for us. to continue our business for a substantial period of time. The disaster recovery and business continuity plans we have in place currently are limited and are unlikely to prove adequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans that, particularly when taken together with our lack of earthquake insurance, could have a material adverse effect on our business.

Risks related to our intellectual property

If we are unable to obtain, protect or enforce intellectual property rights related to our product candidates, we may not be able to compete effectively in our markets.

We rely upon a combination of patents, trade secret protection and confidentiality agreements to protect the intellectual property related to our product candidates. The strength of patents in the biotechnology and pharmaceutical field involves complex legal and scientific questions and can be uncertain. Third parties may challenge the validity, enforceability or scope of our patents, which may result in those patents being narrowed or invalidated. The patent applications that we own may fail to result in issued patents with claims that cover our product candidates in the United States or in other foreign countries. Furthermore, even if they are unchallenged, our patents and patent applications may not adequately protect our intellectual property, provide exclusivity for our product candidates or prevent others from designing around our claims. Certain of our patents also cover processes, for which enforcement can be difficult. Any of these outcomes could impair our ability to prevent competition from third parties that may have an adverse impact on our business.

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

Our commercial success depends in part on avoiding infringement of the patents and proprietary rights of third parties. There is a substantial amount of litigation, both within and outside the United States, involving patent and other intellectual property rights in the biotechnology and pharmaceutical industries, including patent infringement lawsuits, interferences, oppositions and inter partes reexamination proceedings before the USPTO, and corresponding foreign patent offices. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we are pursuing development candidates. As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that our product candidates may be subject to claims of infringement of the patent rights of third parties.

Third parties may assert that the manufacture, use or sale of our product candidates infringes patents held by such third parties, or that we are employing their proprietary technology without authorization. There may be third-party patents or patent applications with claims to compositions of matter, materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our product candidates. Because patent applications can take many years to issue, there may be currently pending patent applications that may later result in issued patents that our product candidates may infringe. There is a patent family pending in the U.S. and Europe in which claims that may read on MarzAA have been filed. We, however, do not believe such claims are patentable. If they were to issue, we would take appropriate action to challenge their enforceability and/or validity.

We are aware of a patent family that includes issued patents in the United States, Australia, and Japan, and pending applications in Europe and Canada. The patents and pending applications may include claims that may read on a contemplated FXa clinical candidate. There is prior art that we believe discloses subject matter on which a challenge to the patentability of such claims can be based. In the event that development of the FXa candidate is pursued we would, if necessary, consider appropriate action to challenge such claims.

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

Even if resolved in our favor, litigation or other legal proceedings relating to intellectual property claims, regardless of their merit, would cause us to incur significant expenses, and could distract our technical and management personnel from their normal responsibilities. In the event of a successful claim of infringement against us, we may have to pay substantial damages, including treble damages and attorneys’ fees for willful infringement, in addition to paying royalties, redesign infringing products or obtain one or more licenses from third parties, which may be impossible or require substantial time and monetary expenditure. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock. Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for development activities or any future sales, marketing or distribution activities. We may not have sufficient financial or other resources to conduct such litigation or proceedings adequately. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could compromise our ability to compete in the marketplace.

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

While we have multiple drug candidates in clinical and advanced preclinical development for a range of diseases, we have not yet submitted BLAs for our engineered human proteases to the FDA, or similar approval filings to comparable foreign authorities. Submission of a BLA requires extensive preclinical and clinical data and supporting information that demonstrates the product candidate’s safety, purity, and potency, also known as safety and effectiveness, for each desired indication. A BLA must also include significant information regarding the chemistry, manufacturing and controls for the product. MarzAA has completed a Phase 2 clinical trial, and DalcA is completing a Phase 2 clinical trial. However, failure of one or more clinical trials can occur at any stage in the clinical trial process. Accordingly, the regulatory pathway for our product candidates is still uncertain, complex, and lengthy, and ultimately, approval may not be obtained.

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

•	obtaining approval at each clinical trial site by an independent institutional review board, or IRB;
•	recruiting suitable patients to participate in trials;
•	having patients complete a trial or return for post-treatment follow-up;
•	clinical trial sites deviating from trial protocol or dropping out of a trial;

•	adding new clinical trial sites; and
•	manufacturing sufficient quantities of qualified materials under Current Good Manufacturing Practice (“cGMPs”) regulations and applying them on a subject by subject basis for use in clinical trials.

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

Healthcare providers, physicians and third-party payors will play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our future arrangements with third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we would market, sell and distribute our products. As a pharmaceutical company, even though we do not and may not control referrals of healthcare services or bill directly to Medicare, Medicaid or other third-party payors, federal and state healthcare laws and regulations pertaining to fraud and abuse and patients’ rights are and will be applicable to our business. These regulations include:

•

the Federal Healthcare Anti-Kickback Statute that prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under a federal healthcare program such as Medicare and Medicaid, and which will constrain our marketing practices and the marketing practices of our licensees, educational programs, pricing policies, and relationships with healthcare providers or other entities;

•

the federal physician self-referral prohibition, commonly known as the Stark Law, which prohibits physicians from referring Medicare or Medicaid patients to providers of “designated health services” with whom the physician or a member of the physician’s immediate family has an ownership interest or compensation arrangement, unless a statutory or regulatory exception applies;

•

federal false claims laws that prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other government reimbursement programs that are false or fraudulent, and which may expose entities that provide coding and billing advice to customers to potential criminal and civil penalties, including through civil whistleblower or qui tam actions, and including as a result of claims presented in violation of the Federal Healthcare Anti- Kickback Statute, the Stark Law or other healthcare-related laws, including laws enforced by the FDA;

•

the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program and also created federal criminal laws that prohibit knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statements in connection with the delivery of or payment for healthcare benefits, items or services that, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, also imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;

•

federal physician sunshine requirements under the ACA, which requires manufacturers of approved drugs, devices, biologics and medical supplies to report annually to the U.S. Department of Health and Human Services or HHS, information related to payments and other transfers of value to physicians, other healthcare providers, and teaching hospitals, and ownership and investment interests held by physicians and other healthcare providers and their immediate family members and applicable group purchasing organizations;

•

the Federal Food, Drug, and Cosmetic Act, which, among other things, strictly regulates drug product marketing, prohibits manufacturers from marketing drug products for off-label use and regulates the distribution of drug samples; and

•

state and foreign law equivalents of each of the above federal laws, such as anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers, state laws requiring pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government and which may require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures, and state and foreign laws governing the privacy and security of health information in specified circumstances, many of which differ from each other in significant ways and often are not preempted by federal laws such as HIPAA, thus complicating compliance efforts.

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

Our results of operations may be adversely affected by current and potential future healthcare legislative and regulatory actions.

Legislative and regulatory actions affecting government prescription drug procurement and reimbursement programs occur relatively frequently. In the United States, the ACA was enacted in 2010 to expand healthcare coverage. Since then, numerous efforts have been made to repeal, amend or administratively limit the ACA in whole or in part. For example, the Tax Cuts and Jobs Act, signed into law by President Trump in 2017, repealed the individual health insurance mandate, which is considered a key component of the ACA. In December 2018, a Texas federal district court struck down the ACA on the grounds that the individual health insurance mandate is unconstitutional, although this ruling has been stayed pending appeal. The ongoing challenges to the ACA and new legislative proposals have resulted in uncertainty regarding the ACA's future viability and destabilization of the health insurance market. The resulting impact on our business is uncertain and could be material.

Efforts to control prescription drug prices could also have a material adverse effect on our business. For example, in 2018, President Trump and the Secretary of the U.S. Department of Health and Human Services (“HHS”) released the "American Patients First Blueprint" and have begun implementing certain portions. The initiative includes proposals to increase generic drug and biosimilar competition, enable the Medicare program to negotiate drug prices more directly and improve transparency regarding drug prices and ways to lower consumers' out-of-pocket costs. The Trump administration also proposed to establish an “international pricing index” that would be used as a benchmark to determine the costs and potentially limit the reimbursement of drugs under Medicare Part B. Among other pharmaceutical manufacturer industry-related proposals, Congress has proposed bills to change the Medicare Part D benefit to impose an inflation-based rebate in Medicare Part D and to alter the benefit structure to increase manufacturer contributions in the catastrophic phase. The volume of drug pricing-related bills has dramatically increased under the current Congress, and the resulting impact on our business is uncertain and could be material.

In addition, many states have proposed or enacted legislation that seeks to indirectly or directly regulate pharmaceutical drug pricing, such as by requiring biopharmaceutical manufacturers to publicly report proprietary pricing information or to place a maximum price ceiling on pharmaceutical products purchased by state agencies. For example, in 2017, California’s governor signed a prescription drug price transparency state bill into law, requiring prescription drug manufacturers to provide advance notice and explanation for price increases of certain drugs that exceed a specified threshold. Both Congress and state legislatures are considering various bills that would reform drug purchasing and price negotiations, allow greater use of utilization management tools to limit Medicare Part D coverage, facilitate the import of lower-priced drugs from outside the United States and encourage the use of generic drugs. Such initiatives and legislation may cause added pricing pressures on our products.

Changes to the Medicaid program at the federal or state level could also have a material adverse effect on our business. Proposals that could impact coverage and reimbursement of our products, including giving states more flexibility to manage drugs covered under the Medicaid program and permitting the re-importation of prescription medications from Canada or other countries, could have a material adverse effect by limiting our products’ use and coverage. Furthermore, state Medicaid programs could request additional supplemental rebates on our products as a result of an increase in the federal base Medicaid rebate. To the extent that private insurers or managed care programs follow Medicaid coverage and payment developments, they could use the enactment of these increased rebates to exert pricing pressure on our products, and the adverse effects may be magnified by their adoption of lower payment schedules.

Other proposed regulatory actions affecting manufacturers could have a material adverse effect on our business. It is difficult to predict the impact, if any, of any such proposed legislative and regulatory actions or resulting state actions on the use and reimbursement of our products in the United States, but our results of operations may be adversely affected.

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

In addition, we may incur substantial costs to comply with current or future environmental, health and safety laws and regulations. Current or future environmental laws and regulations may impair our research, development or production efforts that could adversely affect our business, financial condition, results of operations or prospects. In addition, failure to comply with these laws and regulations may result in substantial fines, penalties or other sanctions.

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

MarzAA and DalcA are not expected to be commercially available for several years, if at all. Further, the commercial success of either product candidate will depend upon its acceptance by physicians, individuals, third-party payors and other key decision-makers as a therapeutic and cost-effective alternative to products available at the time, which may include competing products currently under development by others. See “We face substantial competition that may result in others discovering, developing or commercializing products before or more successfully than we do.” If we are unable to successfully develop, obtain regulatory approval in a timely manner (including due to reasons that are beyond our control, such as changes in regulations or a shutdown of the federal government, including the FDA) for and commercialize MarzAA or DalcA, our ability to generate revenue from product sales will be significantly delayed and our business will be materially and adversely affected, and we may not be able to earn sufficient revenues to continue as a going concern.

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

Specifically, there are a large number of companies developing or marketing treatments for hemophilia, including many major pharmaceutical and biotechnology companies, including Novo Nordisk, which has developed NovoSeven RT, a human recombinant coagulation Factor VIIa indicated for treatment of bleeding episodes that has been approved for use in treatment of hemophilia A or B individuals with inhibitors to Factor VIII or Factor IX and in individuals with Factor VII deficiency and Glanzmann’s thrombasthenia; Baxter, which has developed BAX 817, a biosimilar of NovoSeven RT that recently completed an intravenous Phase 3 clinical trial and has filed for marketing approval; Roche, which is marketing Hemlibra ACE910/Emicizumab, a recombinant humanized bispecific antibody that binds to activated Factor IX and Factor X mimicking the cofactor function of Factor VIIIa, that has been approved by the FDA to treat hemophilia A with inhibitors and is administered subcutaneously; and Alnylam/Sanofi, which is developing an investigational subcutaneously administered RNAi therapeutic targeting antithrombin III, fitusiran, for the treatment of hemophilia and OPKO Biologics, whose recombinant Factor VIIa product that may also be administered subcutaneously has completed a part 1 of a planned Phase 1/2 clinical trial. There are numerous marketed factor IX-based products that are used to replace Factor IX intravenously. BeneFIX, a recombinant Factor IX indicated for treatment of individuals with Hemophilia B, was approved in 1997 and is marketed by Pfizer. In addition, Alprolix, a Factor IX-Fc fusion product was approved in 2014 and is marketed by Sanofi Aventis and Swedish Orphan Biovitrum (SOBI - in Europe, Russia, North Africa and the Middle East). Idelvion, a Factor IX-albumin fusion product marketed by CSL Behring was approved by the FDA in 2016. Idelvion is approved for weekly dosing for adolescents and adults and bi-weekly at a higher dose for those same patients if well controlled on the original regimen. It is approved for weekly in patients <12 years of age. Novo Nordisk’s glycopegylated-Factor IX product Rebinyn was approved by the FDA in 2017 but is not indicated for routine prophylaxis in the U.S. Rebinyn is approved for on-demand treatment and control of bleeding episodes as well as Perioperative management of bleeding.CSL Behring is developing its marketed product Idelvion an albumin-linked Factor IX for subcutaneous administration. We are also aware of many companies focused on developing gene therapies that may compete with our planned hemophilia B indication, as well as several companies addressing other methods for modifying genes and regulating gene expression. Alnylam/Sanofi is developing an investigational RNAi therapeutic targeting antithrombin III, fitusiran and Pfizer, Novo Nordisk, Green Cross and Bayer are developing antibodies that inhibit Tissue Factor Pathway inhibitor (“TFPI”), and Apcintex has a serpine directed against Activated Protein C, all for the treatment of all forms of hemophilia.

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

Even if we commercialize any product candidates, the products may become subject to unfavorable pricing regulations, third-party reimbursement practices or healthcare reform initiatives that would harm our business.

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

The insurance coverage and reimbursement status of newly approved products is uncertain. Failure to obtain or maintain adequate coverage and reimbursement for new or current products could limit our ability to market those products and decrease our ability to generate revenue.

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

Our current trading volumes are modest, and sales of a substantial number of shares of our common stock in the public market, or the perception that these sales could occur, could cause the market price to decline. We have effective registration statements on Form S-3 that enable us to sell up to $200 million in securities. Any additional sales in the public market of our common stock or other securities under these shelf registration statements could adversely affect prevailing market prices for our common stock. In addition, we have outstanding options to purchase 1,577,541 shares of common stock at a weighted average exercise price of $10.85 as of December 31, 2019. If such options are exercised and the shares are sold into the open market, such sales also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. Conversion or exercise of these securities into shares of our common stock will cause dilution to the other holders of our common stock, and all such stock may be sold in the public market after conversion or exercise, subject to restrictions under the securities laws, which may lead to a decline in the market price of our common stock.

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

Two of our stockholders have requested that we add one or more individuals to our board of directors. Although we have entered into a cooperation agreement with one such stockholder and appointed two new members to our board of directors, one or more other stockholders could engage in proxy solicitations or advance stockholder proposals, or otherwise attempt to effect changes and assert influence on our board of directors and management. Such an activist campaign could conflict with our strategic direction or seek changes in the composition of our board of directors and could have an adverse effect on our operating results and financial condition. A proxy contest would require us to incur significant legal and advisory fees, proxy solicitation expenses and administrative and associated costs, and require significant time and attention by our board of directors and management, diverting their attention from the pursuit of our business strategy. Any perceived uncertainties as to our future direction and control, our ability to execute on our strategy, or changes to the composition of our board of directors or senior management team arising from a proxy contest could lead to the perception of a change in the direction of our business or instability which may result in the loss of potential business opportunities, make it more difficult to pursue our strategy, or limit our ability to attract and retain qualified personnel, any of which could adversely affect our business and operating results. If individuals are ultimately elected to our board of directors with a specific agenda, it may adversely affect our ability to effectively implement our business strategy and create additional value for our stockholders. We may choose to initiate, or may become subject to, litigation as a result of the proxy contest or matters arising from the proxy contest, which would serve as a further distraction to our board of directors and management and would require us to incur significant additional costs. In addition, actions such as those described above could cause significant fluctuations in our stock price based upon temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals and prospects of our business.

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

Our corporate headquarters is in South San Francisco, California, where we lease approximately 13,232 rentable square feet of space. The term of the lease is five years and two months, starting February 16, 2018.

We believe that our existing facilities are adequate for our current needs.

Item 3.	LEGAL PROCEEDINGS

From time to time, we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. We are not presently a party to any legal proceedings that in the opinion of our management, if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, financial condition or cash flows.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Catalyst Biosciences, Inc. is listed on the Nasdaq Capital Market under the symbol “CBIO.”

Holders of Common Stock

As of February 7, 2020, there were approximately 65 holders of record of our common stock. In addition, a substantially greater number of stockholders may be “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.

Securities Authorized for Issuance Under Equity Compensation Plans

The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Equity Compensation Plan Information” in Item 12. Security Ownership Of Certain Beneficial Owners And Management.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

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

Overview

We are a fully integrated research and clinical development biopharmaceutical company with expertise in protease engineering, discovery and translational research, clinical development and manufacturing. We have a versatile protease engineering platform that feeds our research and development pipeline. Currently, we are focused on advancing and extending our Hemostasis and Complement product candidates. One of our key competitive advantages is that our systemically dosed product candidates, due to the improvements we have made using our protease engineering platform, can be delivered subcutaneously (“SQ”) which is less invasive, more convenient and more efficacious than intravenous (“IV”) drugs currently on the market. Our SQ product candidates demonstrate prolonged duration of activity enabling them to provide continuous therapeutic levels. The following table summarizes our current development programs.

Recent Development Program Updates

MarzAA Our most advanced product candidate is MarzAA, a potent, subcutaneously administered, next-generation Factor VIIa variant that is ‘Phase 3 ready’. We completed our Phase 2 open-label SQ trial and met all our primary and secondary end points in 2019. The Phase 2 trial was designed to evaluate the efficacy of MarzAA in reducing total bleeding episodes. The primary endpoint was to assess the effect of MarzAA on the annualized bleed rate (ABR) at a subject’s final dose level, with each patient’s prior 6-month ABR serving as his own control. The secondary endpoints included safety, tolerability and lack of anti-drug-antibody (ADA) and neutralizing antibody formation.

Our preclinical data suggest that MarzAA has the potential to be used on-demand for treatment of acute bleeding episodes and support further clinical testing for on-demand treatment of bleeds in individuals with hemophilia or Factor VII deficiency.

Our preclinical data also indicate that MarzAA is expected to have a similar safety profile when used in combination with Hemlibra as that of NovoSeven. Specifically, as tested in vitro by the thrombin-generation assay with Hemophilia A plasma, both MarzAA and NovoSeven were equally effective at triggering blood coagulation at their respective clinically relevant concentrations without overshooting safe levels when combined with Hemlibra. Current therapies used with Hemlibra include FEIBA (a pro-coagulation complex) and NovoSeven. However, the concurrent administration of FEIBA with Hemlibra has been associated with thrombotic events (when a blood clot forms inside a blood vessel), requiring a boxed warning in the package insert. While NovoSeven is safe in patients on Hemlibra prophylaxis, it is administered through an IV infusion to treat a bleed. Ideally, add-on therapy for patients on SQ Hemlibra would be given subcutaneously. We believe MarzAA provides a potential SQ solution to this problem and that MarzAA could be a SQ rescue therapy for hemophilia patients experiencing breakthrough bleeds while on prophylaxis with other agents such as Hemlibra.

We are currently conducting a SQ Phase 1 study to evaluate the pharmacokinetics and pharmacodynamics in patients with Hemophilia A or B with or without inhibitors at ascending dose levels. The purpose of the trial is to determine if the timing of the peak levels achieved is sufficient to treat a breakthrough bleed with SQ dosing and determine if increasing dose levels increase blood levels in a dose proportional manner. This trial will enable final dose selection for a MarzAA Phase 3 study. We reported interim data from this trial at the 13th Annual Congress of the European Association of Haemophilia and Allied Disorders (EAHAD) on February 5, 2020 that showed SQ dosing of MarzAA reaches target levels that are consistent with the treatment of a bleed.

DalcA

Our next most advanced product candidate is DalcA, a next-generation SQ Factor IX drug for the prophylactic treatment of individuals with Hemophilia B, which is completing a Phase 2b study. We completed our Phase 1/2 SQ dosing trial that evaluated the safety and efficacy of DalcA in patients with severe Hemophilia B in a collaboration with ISU Abxis. The objective was to demonstrate the feasibility of increasing Factor IX activity trough levels from approximately 1% (severe hemophilia) to greater than 12% (mild hemophilia corresponding to a reduced risk of spontaneous joint bleeds) with daily SQ injections. DalcA maintained protective Factor IX activity levels of 12-30%. Mild to moderate injection site reactions were reported and all resolved without sequelae. Two subjects, who were cousins and had the same rare Factor IX mutation, developed nAbs, one transiently. The nAbs were specific to DalcA (did not bind to wild-type Factor IX) and therefore did not interfere with the patients’ ability to resume use of their prior Factor IX therapy. Thus, the nAbs to DalcA are not referred to as inhibitors.

We completed a comprehensive investigation of the cause of the nAbs in 2018 and concluded that the immunogenic potential of DalcA was low and similar to that of commercial Factor IX products. Furthermore, the drug product quality of DalcA was shown to be comparable to commercial Factor IX products. Based on the results of the investigation, and discussions with clinicians and regulatory experts, we initiated a Phase 2b trial to assess safety and efficacy of DalcA in a 2b study that includes 28 days of daily SQ dosing in six subjects. We reported interim data from this trial at EAHAD on February 7, 2020. Data from the trial showed that 28 days of daily SQ dosing of DalcA achieved protective target Factor IX levels of >12%, with steady state Factor IX levels of up to 27% after 14 days with no bleeds, demonstrating effective prophylaxis and the potential for lower or less frequent dosing. One subject withdrew on day 7. No anti-drug antibodies were detected and no serious adverse events were reported. Three subjects reported injection site reactions (ISRs), the majority of which were mild in severity and resolved without sequelae. We have completed enrollment for the Phase 2b study and expect to report final data in Q2 2020.

Recent Collaborations

On December 18, 2019, we entered into a license and collaboration agreement with Biogen to develop and commercialize CB 2782-PEG and our other anti-C3 proteases for potential treatment of dry AMD and other disorders. We will perform pre-clinical and manufacturing activities, and Biogen will be solely responsible for funding the pre-clinical and manufacturing activities and performing IND-enabling activities, worldwide clinical development, and commercialization. We received a $15.0 million upfront payment from Biogen in January 2020 for the transfer of an exclusive license and the related know-how, and we are eligible to receive up to $340 million in milestone payments, along with tiered royalties for worldwide net sales of this product candidate up to low double-digits. As of December 31, 2019, the Company has recorded the $15.0 million payment in deferred revenue.

We also collaborated with Mosaic in the development of our complement product candidates including CB 2782-PEG. Under the collaboration agreement, as amended in December 2019, Mosaic will perform all future services for a fee. Mosaic is entitled to a double-digit percentage of funds we receive from Biogen. Mosaic is also entitled to sublicense fees and/or research and development and commercial milestones and royalties on one non-C3 complement product. Dr. Usman, our Chief Executive Officer and a member of our board of directors, and Mr. Lawlor, a member of our board of directors, are also members of the board of directors of Mosaic. Transactions with related parties, including the transaction referred to above, are reviewed and approved by independent members of our Board of Directors in accordance with our Code of Business Conduct and Ethics.

Recent Manufacturing Updates

Drug Substance manufacturing

We have a long-term development and manufacturing services agreement with AGC Biologics, Inc. (“AGC”). AGC has global manufacturing sites and we use their facilities in the U.S. and Europe  for drug substance manufacturing of MarzAA and DalcA. We have successfully manufactured MarzAA to support our Phase 2 clinical trial and received FDA agreement that we have demonstrated comparability between our current manufacturing and that previously produced by Pfizer. In the third quarter of 2019, we also successfully completed a GMP batch of MarzAA at a larger scale that will support our future pivotal studies and commercialization requirements. We started clinical scale manufacturing of DalcA in February 2019.

Drug Product manufacturing

We have a long-term clinical supply services agreement with Catalent Indiana, LLC (“Catalent”). Catalent has facilities in the U.S. and Europe and conducts drug product development and manufacturing for MarzAA and DalcA. At the end of 2019 we successfully completed development work for a variety of vial sizes which will support flexible dosing and will initiate large scale engineering batches in Q1 2020.

Recent Financing Developments

In February 2020, we sold an aggregate of 5,307,692 registered shares of common stock at $6.50 per share, for net proceeds, after deducting underwriting discounts and offering expenses, of approximately $32.0 million.

We have no products approved for commercial sale and have not generated any revenue from product sales. From inception to December 31, 2019, we have raised net cash proceeds of approximately $373.0 million, primarily from private placements of convertible preferred stock and the proceeds from our merger with Targacept in addition to issuances of shares of common stock and warrants, and payments received from collaboration agreements.

We have never been profitable and have incurred significant operating losses in each year since inception. Our net losses were $13.6 million and $10.8 million for the three months ended December 31, 2019 and 2018, respectively, and $55.2 million and $30.1 million for the years ended December 31, 2019 and 2018, respectively. As of December 31, 2019, we had an accumulated deficit of $258.5 million. As of December 31, 2019, our cash, cash equivalents and short-term investments balance were $76.9 million. Substantially all our operating losses were incurred in our research and development programs and in our general and administrative operations.

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

Financial Operations Overview

Contract Revenue Contact revenue consists of revenue received from third party collaborators pursuant to agreements with them. Revenue generated in 2018 was from our collaboration with ISU. The collaboration revenue from ISU ended in 2018 per the terms of the arrangement.

Research and Development Expenses

Research and development expenses represent costs incurred to conduct research, such as the discovery and development of our product candidates. We recognize all research and development costs as they are incurred.

Research and development expenses consist primarily of the following:

•	employee-related expenses, which include salaries, benefits and stock-based compensation;
•	laboratory and vendor expenses, including payments to consultants, related to the execution of preclinical, non-clinical, and clinical studies;
•	the cost of acquiring and manufacturing preclinical and clinical materials and developing manufacturing processes;
•	The cost of acquiring comparator drugs for our research studies;
•	clinical trial expenses, including costs of third-party clinical research organizations;
•	performing toxicity studies; and
•	facilities and other allocated expenses, which include direct and allocated expenses for rent and maintenance of facilities, depreciation and amortization expense and other supplies.

The following table summarizes our research and development expenses during the years ended December 31, 2019 and 2018 (in thousands):

	Year Ended December 31,
	2019	2018
Personnel costs	$8,284	$4,366
Preclinical research (1)	8,484	4,549
Clinical manufacturing (1)	26,137	12,184
Facility and overhead (1)	954	375
Total research and development expenses	$43,859	$21,474

(1)	Prior year numbers have been reclassified to conform with the current year presentation.

The largest component of our total operating expenses has historically been our investment in research and development activities, including the clinical and manufacturing development of our product candidates. We are currently focusing substantially most of our resources and development efforts on MarzAA and DalcA. Our internal resources, employees and infrastructure are not directly tied to individual product candidates or development programs. As such, we do not maintain information regarding these costs incurred for these research and development programs on a project-specific basis.

We expect our aggregate research and development expenses will increase during the next year as we advance the clinical and manufacturing development of MarzAA and DalcA and build out our Systemic complement inhibitors pipeline. While ISU has previously been responsible for clinical and development expenses for DalcA under our agreement with them, their funding obligations ended in 2018, and we have assumed responsibility for these expenses.

At December 31, 2019, we have firm work orders with AGC to manufacture MarzAA and DalcA to support its clinical trials totaling $12.4 million, of which $4.6 million was still outstanding. We also have firm work orders with Catalent as of December 31, 2019, to manufacture DalcA to support its clinical trial totaling $0.5 million, of which was $0.4 million was still outstanding.

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

Interest and Other Income, Net

Interest and other income, net consist primarily of interest income on our investment portfolio.

Results of Operations

The following tables set forth our results of operations data for the periods presented (in thousands):

	Year Ended December 31,
	2019	2018	Change ($)	Change (%)
Contract revenue	$—	$6	$(6)	(100)%
Operating expenses:
Research and development	43,859	21,474	22,385	104%
General and administrative	13,418	12,354	1,064	9%
Total operating expenses	57,277	33,828	23,449	69%
Loss from operations	(57,277)	(33,822)	(23,455)	69%
Interest and other income, net	2,099	3,767	(1,668)	(44)%
Net loss	$(55,178)	$(30,055)	$(25,123)	84%

Contract revenue

Contract revenue was $0.0 million and $0.01 million during the years ended December 31, 2019 and 2018, respectively, a decrease of $0.01 million, or 100%. The decrease was due to revenue from our ISU collaboration that ended in 2018 per terms of the arrangement. We expect contract revenue to increase in 2020 as a result of the $15.0 million upfront payment and the on-going reimbursable collaboration activities under the Biogen collaboration agreement.

Research and Development Expenses

Research and development expenses were $43.9 million and $21.5 million during the years ended December 31, 2019 and 2018, respectively, an increase of $22.4 million, or 104%. The increase was due primarily to an increase of $14.0 million in manufacturing activities, an increase of $3.9 million in personnel related expenses, including stock-based compensation, as a result of increased headcount, and an increase of $3.9 million in complement and other preclinical research.

Based on our current programs and related commitments, we expect our research and development expenses for the year ending December 31, 2020 to increase materially compared with 2019, due primarily to costs associated with furthering clinical trials and manufacturing for MarzAA and DalcA.

General and Administrative Expenses

General and administrative expenses were $13.4 million and $12.4 million during the years ended December 31, 2019 and 2018, respectively, an increase of $1.0 million, or 9%. The increase was due primarily to an increase of $0.9 million in personnel-related costs, including stock-based compensation, as a result of increased headcount, and an increase of $0.3 million in D&O insurance premium; partially offset by a $0.1 million decrease in professional fees due to fewer corporate transactions in 2019.

Interest and Other Income, Net

Interest and other income, net, was $2.1 million and $3.8 million during the years ended December 31, 2019 and 2018, respectively, a decrease of $1.7 million, or 44%. The decrease was due primarily to a $1.5 million milestone payment received from the sale of an NNR asset in 2018, and the absence of similar transactions in 2019.

Recent Accounting Pronouncements

Refer to Note 3 to our consolidated financial statements included within Item 8 of this Annual Report on Form 10-K for a description of recent accounting pronouncements adopted and not yet adopted for the year ended December 31, 2019.

Liquidity and Capital Resources

As of December 31, 2019, we had $76.9 million of cash, cash equivalents and short-term investments. During the year ended December 31, 2019, we had a $55.2 million net loss and $43.6 million cash used in operating activities. We have an accumulated deficit of $258.5 million as of December 31, 2019. Our primary uses of cash are to fund operating expenses, including research and development expenditures and general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in its outstanding accounts payable and accrued expenses.

We believe that our existing capital resources, including cash, cash equivalents and short-term investments will be sufficient to meet our projected operating requirements for at least the next 12 months from the date of this Annual Report on Form 10-K. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. We plan to continue to fund losses from operations and capital funding needs through future equity and/or debt financings, as well as potential additional asset sales, licensing transactions, collaborations or strategic partnerships with other companies. We have effective registration statements on Form S-3 that enable us to sell up to $200.0 million in securities. The sale of additional equity or convertible debt could result in additional dilution to our stockholders. The incurrence of indebtedness would result in debt service obligations and could result in operating and financing covenants that would restrict our operations. Licensing transactions, collaborations or strategic partnerships may result in us relinquishing valuable rights. We can provide no assurance that financing will be available in the amounts we need or on terms acceptable to us, if at all. If we are not able to secure adequate additional funding we may be forced to delay, make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, and/or suspend or curtail planned programs. Any of these actions could materially harm our business.

The following table summarizes our cash flows for the periods presented (in thousands):

	Year Ended December 31,
	2019	2018
Cash used in operating activities	$(43,613)	$(28,553)
Cash provided by (used in) investing activities	27,392	(71,321)
Cash provided by financing activities	327	111,332
Net (decrease) increase in cash, cash equivalents and restricted cash	$(15,894)	$11,458

Cash Flows from Operating Activities

Cash used in operating activities for the year ended December 31, 2019 was $43.6 million, primarily due to a net loss of $55.2 million, partially offset by non-cash charges of $3.4 million and cash used in operating activities reflected a net change in our net operating assets and liabilities of $8.2 million: primarily due to a $15.0 million increase in deferred revenue related to the upfront payment from Biogen, a $5.6 million increase in accrued compensation and other accrued liabilities, and a $3.0 million increase in accounts payable, partially offset by a $15.0 million increase in accounts receivable related to the upfront payment from Biogen, and a $0.5 million increase in prepaid and other assets.

Cash used in operating activities for the year ended December 31, 2018 was $28.6 million, primarily due to a net loss of $30.1 million, partially offset by non-cash charges of $2.6 million for stock-based compensation. Cash used in operating activities reflected a net change in our net operating assets and liabilities of $1.4 million, which was primarily due to a $2.9 million increase in prepaid and other current assets, offset by a $0.9 million increase in accrued compensation and other accrued liabilities and a $0.5 million increase in accounts payable.

Cash Flows from Investing Activities

Cash provided by investing activities for the year ended December 31, 2019 was $27.4 million, primarily due to $157.4 million in proceeds from maturities of investments, partially offset by $130.0 million in purchases of investments.

Cash used in investing activities for the year ended December 31, 2018 was $71.3 million, primarily due to $198.9 million in purchases of investments and $0.4 million purchase of property and equipment, partially offset by proceeds from maturities of investments of $128.0 million.

Cash flows from Financing Activities

Cash provided by financing activities for the year ended December 31, 2019 was $0.3 million due to proceeds from the issuance of common stock from stock grants and option exercises.

Cash provided by financing activities for the year ended December 31, 2018 was $111.3 million, primarily due to $106.8 million in net proceeds from the issuance of common stock related to our underwritten public offering in February 2018, $9.5 million in proceeds from the exercise of common stock warrants, partially offset by $5.1 million payments for the redemption of the redeemable convertible notes.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Critical Accounting Polices and Estimates

The preparation of the consolidated financial statements and related disclosures in conformity with U.S. generally accepted accounting principles (“GAAP”) and the Company’s discussion and analysis of its financial condition and operating results require the Company’s management to make judgments, assumptions and estimates that affect the amounts reported in its consolidated financial statements and accompanying notes. Our significant accounting policies and methods used in preparation of the Company’s consolidated financial statements are described in Note 3 “Summary of Significant Accounting Policies” of the Notes to the Consolidated Financial Statements of this Annual Report on Form 10-K. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates, and such differences may be material.

Management believes the Company’s critical accounting policies and estimates discussed below are critical to understanding its historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

Revenue Recognition

License and Collaboration Arrangements

Effective January 1, 2018, we adopted Accounting Standards Codification (“ASC”) 606 using the modified retrospective method and applied the standard only to contracts that were still active or in place at that date.

We may enter into collaboration arrangements that fall under the scope Collaborative Arrangements (Topic 808) (“ASC 808”). We analyze collaboration arrangements to assess whether they are within the scope of ASC 808 to determine whether such arrangements involve joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards dependent on the commercial success of such activities. This assessment is performed throughout the life of the arrangement based on changes in the responsibilities of all parties in the arrangement. The accounting for some of the activities under collaboration arrangements may be analogized to ASC 606 for distinct units of accounting that are reflective of a vendor-customer relationship.

Under ASC 606, in determining the appropriate amount of revenue to be recognized as we fulfill our obligations under its agreements, we perform the following steps: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations based on estimated selling prices; and (v) recognition of revenue when we satisfy each performance obligation.

If a license to our intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, we recognize revenues attributed to the license when the license is transferred to the customer and the customer is able to use and benefit from the license. For licenses that are bundled with other promises, we use our judgement to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time.

At the inception of each arrangement that contains development milestones, we evaluate whether the development milestones included are considered probable of being reached and estimate the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within our control or the licensee, such as regulatory approvals, are not generally considered probable of being achieved until those approvals are received.

At the end of each reporting period, we re-evaluate the probability of achievement of any development milestones, and if necessary, adjust its estimate of the transaction price. Any such adjustments would be recorded on a cumulative catch-up basis, which would affect revenues and earnings in the period of adjustment. For research and development services, we elected the practical expedient to recognize revenue as the research and development services are invoiced.

The transaction price is allocated to each performance obligation on a relative stand-alone selling price (“SSP”) basis. We recognize revenue as or when the performance obligations under the contract are satisfied. As part of the accounting for these arrangements, we must develop assumptions that require judgment to determine the timing of recognition and the SSP for each performance obligation identified in the contract.

The SSP for licenses are calculated using the residual approach if we have not yet established a price for such license and the license has not previously been sold on a standalone basis. Otherwise, selling prices for licenses are determined using an income approach model and include key assumptions such as: development timeline, revenue forecast, commercialization expenses, discount rate and probabilities of technical and regulatory success. To estimate the SSP for research and development services, we use a cost-plus margin approach.

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

Determining the fair value of stock-based awards at the grant date requires judgment. We use the Black-Scholes option-pricing model to determine the fair value of stock options. The determination of the grant date fair value of options using an option-pricing model is affected by our assumptions regarding a number of variables including the fair value of our common stock, our expected common stock price volatility over the expected life of the options, expected term of the stock option, risk-free interest rates and expected dividends. We record stock-based compensation as a compensation expense, net of the forfeited awards. We elected to account for forfeitures when they occur. As such, we recognize stock-based compensation expense only for those stock-based awards that are expected to vest, over their requisite service period, based on the vesting provisions of the individual grants. See Note 10 to our consolidated financial statements included in this Annual Report on Form 10-K for more information.

Leases

On January 1, 2019, we adopted the new lease accounting standard ASC 842 using the optional transition method under which comparative financial information is not restated and continues to apply the provisions of the previous lease accounting standard in its financial disclosures for the comparative periods. We also elected relevant optional practical expedients including 1) did not reassess whether expired or existing contracts are or contain a lease, 2) did not reassess the lease classifications or reassess the initial direct costs associated with expired or existing leases, and 3) did not separate lease and non-lease components of its operating leases in which it is the lessee.

Under the new lease accounting standard, at the inception of an arrangement, we determine whether the arrangement is or contains a lease based on the unique facts and circumstances present. Operating lease liabilities and their corresponding right-of-use assets are recorded based on the present value of lease payments over the expected lease term. The interest rate implicit in lease contracts is typically not readily determinable. As such, we utilize our incremental borrowing rate, which is the rate incurred to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. Certain adjustments to the right-of-use asset may be required for items such as initial direct costs paid or incentives received.

We have elected to combine lease and non-lease components as a single component. The lease expense is recognized over the expected term on a straight-line basis. Operating leases are recognized on the balance sheet as right-of-use assets, operating lease liabilities, current and operating lease liabilities, non-current. As a result, we no longer recognize deferred rent on the balance sheet.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CATALYST BIOSCIENCES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Catalyst Biosciences, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Catalyst Biosciences, Inc. (the “Company") as of December 31, 2019 and 2018, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2019 and 2018 and the consolidated results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 20, 2020 expressed an unqualified opinion.

Change in Accounting Principle

As discussed in Note 3 to the financial statements, the Company has changed its method of accounting for leases in the 2019 consolidated financial statements due to the adoption of ASU No. 2016-02, Leases (Topic 842).

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

EISNERAMPER LLP

Iselin, New Jersey

February 20, 2020

Catalyst Biosciences, Inc.

Consolidated Balance Sheets

(In thousands, except shares and per share amounts)

	December 31, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$15,369	$31,213
Short-term investments	61,496	88,914
Restricted cash	—	50
Accounts receivable	15,000	—
Prepaid and other current assets	4,201	3,814
Total current assets	96,066	123,991
Other assets, noncurrent	257	543
Right-of-use assets	1,927	—
Property and equipment, net of $0.4 million and $0.3 million of accumulated depreciation in 2019 and 2018, respectively	304	386
Total assets	$98,554	$124,920
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,279	$1,248
Accrued compensation	2,106	1,495
Deferred revenue	15,000	—
Other accrued liabilities	7,031	2,043
Operating lease liability	483	—
Deferred rent, current portion	—	15
Total current liabilities	28,899	4,801
Operating lease liability, noncurrent	1,319	—
Deferred rent, noncurrent portion	—	174
Total liabilities	30,218	4,975
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized; 12,040,835 and 11,954,528 shares issued and outstanding at December 31, 2019 and 2018, respectively	12	12
Additional paid-in capital	326,810	323,279
Accumulated other comprehensive income (loss)	34	(4)
Accumulated deficit	(258,520)	(203,342)
Total stockholders’ equity	68,336	119,945
Total liabilities and stockholders’ equity	$98,554	$124,920

The accompanying notes are an integral part of these consolidated financial statements.

Catalyst Biosciences, Inc.

Consolidated Statements of Operations

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2019	2018
Contract revenue	$—	$6
Operating expenses:
Research and development	43,859	21,474
General and administrative	13,418	12,354
Total operating expenses	57,277	33,828
Loss from operations	(57,277)	(33,822)
Interest and other income, net	2,099	3,767
Net loss	$(55,178)	$(30,055)
Net loss per share attributable to common stockholders, basic and diluted	$(4.60)	$(2.68)
Shares used to compute net loss per share attributable to common stockholders, basic and diluted	12,004,489	11,213,884

The accompanying notes are an integral part of these consolidated financial statements.

Catalyst Biosciences, Inc.

Consolidated Statements of Comprehensive Loss

(In thousands)

	Year Ended December 31,
	2019	2018
Net loss	$(55,178)	$(30,055)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale debt securities	38	(4)
Total comprehensive loss	$(55,140)	$(30,059)

The accompanying notes are an integral part of these consolidated financial statements.

Catalyst Biosciences, Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2017	3,680	$—	6,081,230	$6	$204,262	$—	$(173,494)	$30,774
Opening balance adjustment - adoption of ASC 606	—	—	—	—	—	—	207	207
Balance at January 1, 2018	3,680	—	6,081,230	6	204,262	—	(173,287)	30,981
Stock-based compensation expense	—	—	6,790	—	2,606	—	—	2,606
Issuance of common stock for follow-on offering, net of issuance costs	—	—	3,382,352	4	106,758	—	—	106,762
Issuance of common stock upon exercise of warrants	—	—	1,735,419	2	9,543	—	—	9,545
Conversion of preferred stock to common stock	(3,680)	—	736,000	—	—	—	—	—
Issuance of common stock from stock grants and option exercises	—	—	12,716	—	107	—	—	107
Conversion of redeemable convertible notes to common stock	—	—	21	—	3	—	—	3
Unrealized loss on available-for-sale debt securities	—	—	—	—	—	(4)	—	(4)
Net loss	—	—	—	—	—	—	(30,055)	(30,055)
Balance at December 31, 2018	—	$—	11,954,528	$12	$323,279	$(4)	$(203,342)	$119,945
Stock-based compensation expense	—	—	24,235	—	3,204	—	—	3,204
Issuance of common stock from stock grants and option exercises	—	—	62,072	—	327	—	—	327
Unrealized gain on available-for-sale debt securities	—	—	—	—	—	38	—	38
Net loss	—	—	—	—	—	—	(55,178)	(55,178)
Balance at December 31, 2019	—	$—	12,040,835	$12	$326,810	$34	$(258,520)	$68,336

The accompanying notes are an integral part of these consolidated financial statements.

Catalyst Biosciences, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2019	2018
Operating Activities
Net loss	$(55,178)	$(30,055)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	3,204	2,606
Depreciation and amortization	146	149
Loss on disposal of property and equipment	—	116
Changes in operating assets and liabilities:
Accounts receivable	(15,000)	—
Prepaid and other assets	(490)	(2,895)
Accounts payable	3,031	500
Accrued compensation and other accrued liabilities	5,599	850
Operating lease liability and right-of-use asset	75	—
Deferred revenue	15,000	(6)
Deferred rent	—	182
Net cash flows used in operating activities	(43,613)	(28,553)
Investing Activities
Proceeds from maturities of short-term investments	157,433	127,967
Purchase of short-term investments	(129,977)	(198,912)
Purchases of property and equipment	(64)	(376)
Net cash flows provided by (used in) investing activities	27,392	(71,321)
Financing Activities
Payments for the redemption of redeemable convertible notes	—	(5,082)
Issuance of common stock for secondary public offering, net of issuance costs	—	106,762
Issuance of common stock from stock grants and option exercises	327	107
Proceeds from exercise of warrants	—	9,545
Net cash flows provided by financing activities	327	111,332
Net (decrease) increase in cash, cash equivalents and restricted cash	(15,894)	11,458
Cash, cash equivalents and restricted cash at beginning of the period	31,263	19,805
Cash, cash equivalents and restricted cash at end of the period(a)	$15,369	$31,263

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Adoption of ASC 606	$—	$207
Conversion of redeemable convertible notes to common stock	$—	$3
Right-of-use asset and operating lease liability recorded upon the adoption of ASC 842	$2,052	$—

(a) The following table provides a reconciliation of cash and restricted cash to amounts reported within the consolidated balance sheets:

Cash and cash equivalents	$15,369	$31,213
Restricted cash	—	50
Total cash and restricted cash	$15,369	$31,263

The accompanying notes are an integral part of these consolidated financial statements

Catalyst Biosciences, Inc.

Notes to the Consolidated Financial Statements

1.	Nature of Operations

Catalyst Biosciences, Inc. and its subsidiary (the “Company” or “Catalyst”) is a clinical-stage biopharmaceutical company focused on developing novel treatments for hemophilia and other rare bleeding disorders using its engineered subcutaneous (SQ) coagulation factors that promote blood clotting. The Company is located in South San Francisco, California and operates in one segment.

2.	Liquidity

The Company had a net loss of $55.2 million for the year ended December 31, 2019 and an accumulated deficit of $258.5 million as of December 31, 2019. The Company expects to continue to incur losses for the next several years. As of December 31, 2019, the Company had $76.9 million of cash, cash equivalents and short-term investments. Its primary uses of cash are to fund operating expenses, including research and development expenditures and general and administrative expenditures. Based on the current status of its research and development plans, the Company believes that its existing cash, cash equivalents and short-term investments as of December 31, 2019 will be sufficient to fund its cash requirements for at least the next 12 months from the date of the filing of this report. If, at any time, the Company’s prospects for financing its research and development programs decline, the Company may decide to reduce research and development expenses by delaying, discontinuing or reducing its funding of one or more of its research or development programs. Alternatively, the Company might raise funds through strategic collaborations, public or private financings or other arrangements. Such funding, if needed, may not be available on favorable terms, or at all.

3.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiary. Intercompany accounts and transactions, if applicable, have been eliminated in consolidation. The Company’s consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”).

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

Accounting Pronouncements Recently Adopted

Leases

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), to enhance the transparency and comparability of financial reporting related to leasing arrangements. The Company adopted the standard effective January 1, 2019 using the optional transition method and applied the standard only to leases that existed at that date. Under the optional transition method, the Company does not need to restate the comparative periods in transition and will continue to present financial information and disclosures for periods before January 1, 2019 in accordance with ASC Topic 840. The Company also elected relevant optional practical expedients including that the Company did not (1) reassess whether expired or existing contracts are or contain a lease, (2) reassess the lease classifications or reassess the initial direct costs associated with expired or existing leases, and (3) separate lease and non-lease components of its operating leases in which it is the lessee. The adoption of the new lease accounting standard had an impact of approximately $2.1 million on the Company's assets and liabilities on January 1, 2019 and had no impact on cash provided by or used in operating, investing or financing activities on the Company's consolidated statements of cash flows. The adoption of the new lease accounting standard did not impact previously reported financial results.

Financial Instruments

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments – Overall (Topic 825-10), which updates certain aspects of recognition, measurement, presentation and disclosure of financial instruments. Subsequently, in February 2018, the FASB issued ASU No. 2018-03, Technical Corrections and Improvements to Financial Instruments - Overall (Topic 825-10), which clarifies certain aspects of ASU 2016-01, which includes provisions to accounting for equity investments, financial liabilities under the fair value option and presentation and disclosure requirements for financial instruments. The amended guidance requires equity securities, except for those accounted for under the equity method of accounting, with determinable fair values to be measured at fair value with changes in fair value recognized in net income (loss). The Company adopted ASU 2016-01 and 2018-03 effective January 1, 2018, and this guidance did not have a material impact on the Company’s consolidated financial statements, as the Company only has debt securities in its investment portfolio.

Revenue from Contracts with Customers

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASC 606”), which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers. Subsequently, the FASB has issued the following related standards: ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations; ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing; and ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, (collectively, the “new revenue standards”). The Company adopted ASU No. 2014-09 effective January 1, 2018, using the modified retrospective method through a cumulative adjustment to equity. The Company identified one active collaboration arrangement with multiple deliverables at that time, see Note 12. Under the superseded guidance, deliverables and consideration under the collaboration agreement must be accounted for under a single unit of accounting along with other arrangement deliverables and consideration that does not have stand-alone value and are recognized as revenue over the estimated period that the performance obligations are to be performed. Under ASU No. 2014-09, however, the total arrangement consideration is allocated to each performance obligation based on its estimated stand-alone selling price and revenue is recognized as each performance obligation is satisfied. As a result, revenue from the collaboration arrangement of $0.2 million was adjusted to record in an early accounting period upon the adoption of ASU No. 2014-09 as an increase to the Company’s opening balance of accumulated deficit.

Classification of certain cash receipts and cash payments in the statement of cash flows

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

New Accounting Pronouncements – Issued But Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments, or ASU 2016-13. The main objective of ASU 2016-13 is to provide financial statement users with more decision-useful information about an entity's expected credit losses on financial instruments and other commitments to extend credit at each reporting date. To achieve this objective, the amendments in this update replace the incurred loss impairment methodology currently used today with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to develop credit loss estimates. Subsequent to issuing ASU 2016-13, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, for the purpose of clarifying certain aspects of ASU 2016-13. In May 2019, the FASB issued ASU 2019-05, Financial Instruments – Credit Losses (Topic 326): Targeted Transition Relief, to provide entities with more flexibility in applying the fair value option on adoption of the credit impairment standard. ASU 2018-19 and ASU 2019-05 have the same effective date and transition requirements as ASU 2016-13. ASU 2016-13 will be effective for all entities except public companies that are not smaller reporting companies for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, using a modified retrospective approach. Early adoption is permitted. The Company plans to adopt ASU 2016-13 and related updates as of January 1, 2023. The Company will assess the impact of adoption of this standard on its consolidated financial statements.

In November 2018, the FASB issued ASU 2018-18, Collaborative Arrangements (Topic 808) (“ASC 808”): Clarifying the Interaction Between Topic 808 and Topic 606. The amended guidance precludes presenting consideration from a transaction in a collaborative arrangement as revenue from contracts with customers if the counterparty is not a customer for that transaction. The new guidance is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted. The Company plans to adopt ASU 2018-18 as of January 1, 2020. The Company does not expect the adoption of ASU 2018-18 to have a material impact on its consolidated financial statements.

Cash and Cash Equivalents

The Company invests its excess cash in bank deposits, consisting primarily of money market mutual funds. The Company considers all highly liquid investments with original maturities of three months or less from the date of purchase to be cash equivalents.

Fair Value of Financial Instruments

The Company applies fair value accounting for all financial assets and liabilities and non-financial assets and liabilities that are recognized or disclosed at fair value in the consolidated financial statements on a recurring basis. Fair value is defined as the exchange price that would be received for an asset or an exit price that would be paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

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

Investments

The Company invests its excess cash in investment grade, short to intermediate-term, fixed income securities and recognizes purchased securities on the settlement date. All investments have been classified as “available-for-sale” and are carried at estimated fair value based upon quoted market prices or pricing models for similar securities. Management determines the appropriate classification of its investments at the time of purchase and reevaluates such designation as of each balance sheet date. Unrealized gains and losses on available-for-sale debt securities are excluded from earnings and are reported as a component of comprehensive loss. Realized gains and losses and declines in fair value determined to be other-than-temporary, if any, on available-for-sale debt securities are included in interest and other income, net. The cost of securities sold is based on the specific-identification method. Interest on short-term investments is included in interest and other income, net.

Revenue Recognition

License and Collaboration Arrangements

Effective January 1, 2018, the Company adopted Accounting Standards Codification (“ASC”) 606 using the modified retrospective method and applied the standard only to contracts that were still active or in place at that date.

The Company may enter into collaboration arrangements that fall under the scope Collaborative Arrangements (Topic 808). The Company analyzes its collaboration arrangements to assess whether they are within the scope of ASC 808 to determine whether such arrangements involve joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards dependent on the commercial success of such activities. This assessment is performed throughout the life of the arrangement based on changes in the responsibilities of all parties in the arrangement. The accounting for some of the activities under collaboration arrangements may be analogized to ASC 606 for distinct units of account that are reflective of a vendor-customer relationship.

Under ASC 606, in determining the appropriate amount of revenue to be recognized as it fulfills its obligations under its agreements, the Company performs the following steps: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations based on estimated selling prices; and (v) recognition of revenue when the Company satisfies each performance obligation.

If a license to the Company’s intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, the Company recognizes revenues attributed to the license when the license is transferred to the customer and the customer is able to use and benefit from the license. For licenses that are bundled with other promises, the Company utilizes judgement to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time.

At the inception of each arrangement that contain development milestones, the Company evaluates whether the development milestones included are considered probable of being reached and estimates the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within the control of the Company or the licensee, such as regulatory approvals, are not generally considered probable of being achieved until those approvals are received.

At the end of each reporting period, the Company re-evaluates the probability of achievement of any development milestones, and if necessary, adjusts its estimate of the transaction price. Any such adjustments would be recorded on a cumulative catch-up basis, which would affect revenues and earnings in the period of adjustment. For research and development services, the Company elected the practical expedient to recognize revenue as the research and development services are invoiced.

The transaction price is allocated to each performance obligation on a relative stand-alone selling price (“SSP”) basis. The Company recognizes revenue as or when the performance obligations under the contract are satisfied. As part of the accounting for these arrangements, the Company must develop assumptions that require judgment to determine the timing of recognition and the SSP for each performance obligation identified in the contract.

The SSP for licenses are calculated using the residual approach if the Company has not yet established a price for such license and the license has not previously been sold on a standalone basis. Otherwise, selling prices for licenses are determined using an income approach model and include key assumptions such as: development timeline, revenue forecast, commercialization expenses, discount rate and probabilities of technical and regulatory success. To estimate the SSP for research and development services, the Company uses a cost-plus margin approach. As of December 31, 2019, the Company recorded $15.0 million of deferred revenue from a license and collaboration agreement that was executed on December 18, 2019. See Note 12.

Research and Development Expenses

Research and development costs are expensed as incurred. Research and development costs consist of payroll and other personnel-related expenses, laboratory supplies and reagents, contract research and development services, and consulting costs, as well as allocations of facilities and other overhead costs. Under the Company’s collaboration agreements, certain specific expenditures are reimbursed by third parties. During the years ended December 31, 2019 and 2018, the Company recorded a reduction to research and development expenses of $0.0 million and $0.05 million, respectively related to these reimbursements.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, investments and restricted cash. The Company’s investment policy restricts cash investments to high credit quality, investment grade investments. The Company believes that it has established guidelines for investment of its excess cash that maintain safety and liquidity through its policies on high quality of investment and investment duration. The Company is exposed to credit risk in the event of default by the institutions holding the cash and cash equivalents to the extent of the amounts recorded on the balance sheets. The Company’s accounts receivable as of December 31, 2019 of $15.0 million was due from one party, see Note 12. The amount was subsequently received in full.

Contract Balances

Amounts payable to the Company are recorded as accounts receivable when the Company’s right to consideration is unconditional. Customer payments are recorded as deferred revenue upon receipt or when due and may require deferral of revenue recognition to a future period until the Company performs its obligations under the arrangements. The Company regularly reviews the outstanding accounts receivable, including consideration of factors such as the age of the receivable balance. As of December 31, there was no allowance for doubtful accounts deemed necessary.

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

Stock-Based Compensation

The Company measures the cost of employee, non-employee and director services received in exchange for an award of equity instruments based on the fair value of the award on the date of grant and recognizes the related expense over the period during which the employee, non-employee or director is required to provide service in exchange for the award on a straight-line basis.

The Company uses the Black-Scholes option-pricing valuation model to estimate the grant-date fair value of stock-based awards. The determination of fair value for stock-based awards on the date of grant using an option-pricing model requires management to make certain assumptions regarding a number of variables. Upon adoption of ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, the Company elected to account for forfeitures when they occur. As such, the Company recognizes stock-based compensation expense, over their requisite service period, based on the vesting provisions of the individual grants.

Leases

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

Reclassification

Certain amounts for the year ended December 31, 2018 have been reclassified, to be consistent with the current year's presentation.

4.	Fair Value Measurements

For a description of the fair value hierarchy and fair value methodology, see “Note 3 – Summary of Significant Accounting Policies”. As of December 31, 2019 and 2018, the Company’s highly liquid money market funds included within cash equivalents, restricted cash and U.S. Treasury securities are valued using Level 1 inputs. The Company classifies its federal agency securities as Level 2. There were no transfers in or out of Level 1 and Level 2 during the periods presented. U.S. Treasury securities are bonds issued by the U.S. government and are fully backed by the U.S. government. Given the frequency at which U.S. Treasury securities trade and the accessibility of observable, quoted prices for such assets in active markets, they are recognized as Level 1 assets. Federal agency securities are bonds and notes issued by government-sponsored enterprises, including Fannie Mae, Freddie Mac and the Federal Home Loan Bank. Since federal agency securities typically do not trade as U.S. Treasury securities and no exchange exists to price such investments, they are recognized as Level 2 assets.

The following tables present the fair value hierarchy for assets and liabilities measured at fair value on a recurring basis as of December 31, 2019 and 2018 (in thousands):

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds(1)	$15,369	$—	$—	$15,369
U.S. government agency securities(2)	51,490	—	—	51,490
Federal agency securities(2)	—	10,006	—	10,006
Total financial assets	$66,859	$10,006	$—	$76,865

(1)	Included in cash and cash equivalents on accompanying consolidated balance sheet.
(2)	Included in short-term investments on accompanying consolidated balance sheet and are classified as available-for-sale debt securities.

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds(1)	$29,090	$—	$—	$29,090
Federal agency securities(1)	—	999	—	999
Restricted cash (2)	50	—	—	50
U.S. government agency securities(3)	74,139	—	—	74,139
Federal agency securities(3)	—	14,775	—	14,775
Total financial assets	$103,279	$15,774	$—	$119,053

(1)	Included in cash and cash equivalents on accompanying consolidated balance sheet.
(2)	$0.05 million of restricted cash serves as collateral for the Company’s corporate credit card.
(3)	Included in short-term investments on accompanying consolidated balance sheet and are classified as available-for-sale debt securities.
5.	Financial Instruments

Cash equivalents, restricted cash and short-term investments, which are classified as available-for-sale securities, consisted of the following (in thousands):

December 31, 2019	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds (cash equivalents)	$15,369	$—	$—	$15,369
U.S. government agency securities	51,467	23	—	51,490
Federal agency securities	9,995	11	—	10,006
Total financial assets	$76,831	$34	$—	$76,865
Classified as:
Cash and cash equivalents				$15,369
Short-term investments				61,496
				$76,865

December 31, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds (cash equivalents)	$29,090	$—	$—	$29,090
Federal agency securities (cash equivalents)	999	—	$—	999
Restricted cash	50	—	—	50
U.S. government agency securities	74,144	1	(6)	74,139
Federal agency securities	14,774	1	—	14,775
Total financial assets	$119,057	$2	$(6)	$119,053
Classified as:
Cash and cash equivalents				$30,089
Short-term investments				88,914
Restricted cash				50
				$119,053

As of December 31, 2019, the remaining contractual maturities of available-for-sale debt securities was less than one year. There have been no material realized gains or losses on available-for-sale debt securities for the periods presented. The carrying amounts of cash, other assets, accounts receivable, accounts payable and other payables approximate their fair values due to the short-term maturity of these instruments.

6.	Other Accrued Liabilities

Other accrued liabilities consisted of the following (in thousands):

	Year Ended December 31,
	2019	2018
Manufacturing	$4,320	$1,012
Professional and consulting services	2,026	597
Clinical	435	234
Other	250	200
Total other accrued liabilities	$7,031	$2,043

7.	Commitments and Contingencies

Manufacturing Agreements

On May 20, 2016, the Company signed a development and manufacturing services agreement with AGC Biologics, Inc. (“AGC”), formerly known as CMC ICOS Biologics, Inc., pursuant to which AGC will conduct manufacturing development of agreed upon product candidates. The Company had firm work orders with AGC to manufacture MarzAA and DalcA to support its clinical trials totaling $12.4 million at December 31, 2019 and the payment obligations remaining was $4.6 million.

On October 9, 2019, the Company and Catalent Indiana, LLC (“Catalent”) signed a clinical supply services agreement, effective October 4, 2019, pursuant to which Catalent will conduct drug product development of agreed upon product candidates. The Company currently has firm work orders with Catalent to manufacture DalcA to support its clinical trial totaling $0.5 million and the payment obligations remaining at December 31, 2019 was $0.4 million.

Collaborative Agreements

The Company has committed to make potential future sublicense, milestone, and royalty payments to collaborative partners as part of licensing and development programs. The Company is unable to determine precisely when and if its payment obligations under the agreements will become due as these obligations are based on uncertain events, the achievement of which is subject to a significant number of risks and uncertainties. Because it is uncertain if and when these milestones will be achieved, such contingencies are not recorded until become probable. See Note 8.

8.	Related Parties

On October 24, 2017, the Company announced a strategic research collaboration with Mosaic Biosciences, Inc. (“Mosaic”) to develop intravitreal anti-complement factor 3 (C3) products for the treatment of dry Age-related Macular Degeneration (AMD) and other retinal diseases. Dr. Usman, the Company’s Chief Executive Officer and a member of the Company’s board of directors, and Mr. Lawlor, a member of the Company’s board of directors, are also members of the board of directors of Mosaic. On December 21, 2018, the Company amended its collaboration agreement with Mosaic to, among other things, include certain additional products. According to the Mosaic collaboration agreement, as amended, the Company and Mosaic co-funded certain research.  Expenses related to the co-funded research were $1.1 million and $1.3 million for the years ended December 31, 2019 and 2018, respectively.

On December 18, 2019, the Company entered into the second amendment to the Mosaic collaboration agreement, which added future fees for services upon completion of the co-funded research. Also, Mosaic will perform all future services for a fee. Mosaic is entitled to a low double-digit percentage of funds the Company receives from any C3 collaboration. Mosaic is also entitled to sublicense fees and/or research and development and commercial milestones and royalties on one non-C3 complement product. In connection with the Biogen collaboration, the Company received a $15.0 million upfront license fee on January 10, 2020, see Note 12, and Mosaic is entitled to a $3 million payment from the Company.

9.	Leases

The Company leases office space for its corporate headquarters, located in South San Francisco, CA. The lease term is through April 30, 2023 and there are no stated renewal options. Operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term. In calculating the present value of the lease payments, the Company has elected to utilize its incremental borrowing rate based on the original lease term and not the remaining lease term. The lease includes non-lease components (e.g., common area maintenance) that are paid separately from rent based on actual costs incurred and therefore were not included in the right-of-use asset and lease liability but are reflected as an expense in the period incurred.

For the year ended December 31, 2019, the Company’s operating lease expense was $0.6 million. The present value assumptions used in calculating the present value of the lease payments were as follows:

Weighted-average remaining lease term	3.33 years
Weighted-average discount rate	6.0%

The maturity of the Company’s operating lease liabilities as of December 31, 2019 were as follows (in thousands):

Undiscounted lease payments	Operating Leases
2020	$578
2021	596
2022	613
2023	209
Total undiscounted lease payments	$1,996
Less: imputed interest	(194)
Total operating lease liability	1,802
Less: current portion of operating lease liability	483
Operating lease liability, noncurrent	$1,319

Supplemental cash flow information for the year ended December 31, 2019 related to operating leases was as follows (in thousands):

Cash paid for leases that were included in operating cash outflows	$562

10.	Stock Based Compensation

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

The following table summarizes stock option activity under the Company’s equity incentive plans and related information:

	Number of Shares Underlying Outstanding Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (thousands)
Outstanding — December 31, 2017	821,741	$13.69	9.17	$6,376
Options granted	612,050	$13.13
Options exercised	(12,716)	$4.17		$213
Options canceled/forfeited	(43,315)	$7.76
Options expired	(15,783)	$158.81
Outstanding — December 31, 2018	1,361,977	$12.04	8.71	$2,294
Options granted	450,900	$7.85
Options exercised	(41,219)	$4.57		$159
Options forfeited	(182,722)	$8.36
Options expired	(11,395)	$96.49
Outstanding — December 31, 2019	1,577,541	$10.85	8.15	$1,350
Exercisable — December 31, 2019	740,356	$13.30
Shares available to be granted — December 31, 2019	1,014,126

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

The fair value of employee stock options was estimated using the following weighted-average assumptions for the year ended December 31, 2019 and 2018:

	Year Ended December 31,
	2019	2018
Employee Stock Options:
Expected term (in years)	5.98	6.04
Risk-free interest rate	2.35%	2.67%
Dividend yield	—	—
Volatility	90.81%	92.61%
Weighted-average fair value of stock options granted	$5.85	$9.97

Total stock-based compensation recognized was as follows (in thousands):

	Year Ended December 31,
	2019	2018
Research and development	$1,052	$606
General and administrative (1)	2,152	2,000
Total stock-based compensation	$3,204	$2,606

(1)

Included $0.03 and $0.1 million related to modifications of certain Board member stock options in the years ended December 31, 2019 and 2018, respectively. These modifications extended the post-termination exercise period of certain options.

Also included in general and administrative stock-based compensation for the year ended December 31, 2019 and 2018 is expense related to 24,235 and 6,790 shares of common stock issued to certain board members in lieu of their cash compensation, respectively.

As of December 31, 2019, 1,014,126 shares of common stock were available for future grant and 1,577,541 options to purchase shares of common stock were outstanding. As of December 31, 2019, the Company had unrecognized employee stock-based compensation expense of $5.3 million, related to unvested stock option awards, which is expected to be recognized over an estimated weighted-average period of 2.41 years.

2018 Employee Stock Purchase Plan

In June 2018, the Company’s stockholders approved the 2018 Employee Stock Purchase Plan (the “ESPP”). The ESPP had previously been approved by the Board and the Compensation Committee of the Board, subject to stockholder approval which became effective as of June 13, 2018. Under the ESPP, employees meeting certain specific employment qualifications are eligible to participate and can purchase shares of common stock semi-annually on February 9th and August 9th of each year, through payroll deductions. The purchase price is 85% of the lower of the fair market value of the stock at the commencement or end of the offering period. The ESPP permits eligible employees to purchase shares of common stock through payroll deductions for up to 15% of qualified compensation.

The Company’s ESPP is subject to an Evergreen provision which shares may be added to the pool as needed. As of December 31, 2019, a total of 239,545 shares of common stock may be granted in accordance with the terms of the ESPP. As of December 31, 2019, 20,853 shares of common stock have been issued to employees participating in the ESPP and 218,692 shares are available for issuance under the ESPP. Compensation expense, using Black-Scholes, for the ESPP was $0.1 million and $0.03 million as of December 31, 2019 and 2018, respectively, and is included in stock-based compensation expense.

11.	Income Taxes

The Company has incurred cumulative net operating losses since inception and, consequently, has not recorded any income tax expense for the years ended December 31, 2019 and 2018 due to its net operating loss position.

The reconciliation of the federal statutory income tax rate to the Company’s effective tax rate for the years ended December 31, 2019 and 2018 are as follows:

	Year Ended December 31,
	2019	2018
Tax at statutory federal rate	-21.00%	-21.00%
State Tax (benefit)—net of federal benefit	-0.06%	-0.03%
Permanent differences	0.43%	0.68%
Tax credits	-11.20%	-0.76%
Derecognition due to Sec. 382 and 383 limitations	0.00%	-20.16%
Change in valuation allowance	31.20%	39.33%
Other	0.63%	1.94%
Effective tax rate	0.00%	0.00%

Significant components of the Company’s deferred tax assets as of December 31, 2019 and 2018 consist of the following (in thousands):

	Year Ended December 31,
	2019	2018
Deferred tax assets:
Accruals and reserves	$936	$751
Net operating loss carry forwards	34,392	23,559
Tax credit carry forwards	9,945	3,772
Fixed and intangible assets	10	3
Valuation allowance	(45,283)	(28,085)
Net deferred tax assets:	$—	$—

Based on the available objective evidence at December 31, 2019, the Company does not believe it is more likely than not that the net deferred tax assets will be realizable. Accordingly, the Company has provided a full valuation allowance against its net deferred tax assets at December 31, 2019 and 2018.

As of December 31, 2019, after consideration of certain limitations (see below), the Company had approximately $163.8 million federal and $64.6 million state net operating loss carryforwards (“NOL”) available to reduce future taxable income which, if unused, will begin to expire in 2032 for federal and 2028 for state tax purposes. The federal net operating loss carryforward includes $80.1 million that have an indefinite life.

As of December 31, 2019, the Company also had tax credit carry forwards available to offset future tax liabilities of approximately $6.2 million for federal and $4.7 million for state. If unused, the federal credit will begin to expire in 2037 and the state tax credit does not expire.

If the Company experiences a greater than 50 percent aggregate change in ownership over a three-year period (a Section 382 ownership change), utilization of its pre-change NOL carryforwards are subject to annual limitation under Section 382 of the Internal Revenue Code (California has similar provisions). The annual limitation is determined by multiplying the value of the Company's stock at the time of such ownership change by the applicable long-term tax-exempt rate. Such limitations may result in expiration of a portion of the NOL carryforwards before utilization. The Company determined that ownership changes occurred December 31, 2007, August 20, 2015, April 13, 2017, and February 15, 2018. Approximately $80.1 million and $14.2 million of the NOLs will expire unutilized for federal and California purposes, respectively. The Company has derecognized NOL related deferred tax assets in the tax affected amounts of $16.8 million and $0.0 million for federal and California purposes, respectively.

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

The Company had approximately $1.9 million and $1.6 million of unrecognized tax benefits as of December 31, 2019 and 2018, respectively. As the Company has a full valuation allowance on its deferred tax assets, the unrecognized tax benefits have reduced the deferred tax assets and the valuation allowance in the same amount. The Company does not expect the amount of unrecognized tax benefits to materially change in the next twelve months.

A reconciliation of the beginning and ending balance of the unrecognized tax benefits is as follows (in thousands):

Beginning Balance at January 1, 2018	$1,475
Increase/(Decrease) of unrecognized tax benefits taken in prior years	13
Increase/(Decrease) of unrecognized tax benefits related to current year	85
Ending Balance at December 31, 2018	$1,573
Increase/(Decrease) of unrecognized tax benefits taken in prior years	45
Increase/(Decrease) of unrecognized tax benefits related to current year	253
Ending Balance at December 31, 2019	$1,871

Interest and penalties related to unrecognized tax benefits would be included as income tax expense in the Company’s consolidated statements of operations. As of December 31, 2019 and 2018, the Company had not recognized any tax-related penalties or interest in its consolidated financial statements.

The Company files income tax returns in the United States federal, California, and New Jersey state jurisdictions. The Company is not currently under examination by income tax authorities in federal, state or other jurisdictions. As of December 31, 2019 and 2018, the Company had no uncertain tax positions which affected its financial position as its results of operations or its cash flow, and will continue to evaluate for uncertain tax positions in the future. The Company is subject to United States federal and state income tax examinations by authorities for all tax years due to accumulated net operating losses that are being carried forward for tax purposes.

12.	Collaborations

Pfizer

In 2009, the Company licensed MarzAA to Wyeth Pharmaceuticals, Inc. (Wyeth). Wyeth was subsequently acquired by Pfizer who terminated the license and collaboration agreement after completing an IV Phase 1 trial. Pursuant to the collaboration termination agreement entered on December 8, 2016, in exchange for the rights to certain Pfizer technology, the Company agreed to make contingent cash payments to Pfizer in an aggregate amount equal to up to $17.5 million, payable upon the achievement of clinical, regulatory and commercial milestones. Following commercialization of any covered product, Pfizer would also receive a single-digit royalty on net product sales on a country-by-country basis for a predefined royalty term. In February 2018, the Company paid Pfizer a $1.0 million milestone payment based on the dosing of the first patient in the ongoing Phase 2 study; the amount was recorded as a research and development expense for the year ended December 31, 2018. No additional payments were made to Pfizer for the year ended December 31, 2019.

ISU Abxis

The Company collaborated with ISU Abxis (ISU), in the early development of DalcA. Under the collaboration agreement, ISU conducted the Phase I clinical trial of DalcA and was responsible for all manufacturing activities for the Phase 1 clinical trial. In December 2018, the Company entered into an amended and restated license agreement with ISU (the “A&R ISU Abxis Agreement”), which amended and restated its previous license and collaboration agreement with ISU previously entered into in September 2013, as subsequently amended in October 2014 and December 2016 (the “Original ISU Abxis Agreement”). Under the A&R ISU Abxis Agreement, ISU will receive commercialization rights in South Korea to the Company’s engineered Factor IX dalcinonacog alfa - DalcA and the Company will receive clinical development and commercialization rights in the rest of world (excluding South Korea) and manufacturing development and manufacturing rights worldwide (including South Korea). The A&R ISU Abxis Agreement eliminates the profit-sharing arrangement in the Original ISU Abxis Agreement and provides for a low single-digit royalty payment to ISU, on a country-by-country basis, for net product sales of DalcA by the Company or its affiliates in each country other than South Korea. Pursuant to the A&R ISU Abxis Agreement, the Company will also pay up to an aggregate of $19.5 million in milestone payments to ISU, inclusive of $2.5 million in regulatory and development milestone payments and up to $17.0 million in commercial milestone payments, if the applicable milestones are met. As of December 31, 2019, the milestones have not been met.

Biogen

On December 18, 2019, the Company and Biogen International GmbH (“Biogen”) entered into a License and Collaboration Agreement (the “Biogen Agreement”), under which the Company granted Biogen a worldwide, royalty-bearing, exclusive, sublicenseable license (“Exclusive License”) to develop and commercialize CB 2782-PEG and other anti-C3 proteases for potential treatment of dry AMD and other retinal disorders. Pursuant to the Biogen Agreement, the Company will perform certain pre-clinical and manufacturing activities (“Research Services”), and Biogen will be solely responsible for funding the pre-clinical and manufacturing activities and performing IND-enabling activities, worldwide clinical development, and commercialization. The Company will provide the Research Services over a term of thirty months with Biogen having the option to extend the term for two additional twelve-month periods.

Under the terms of the Biogen Agreement, the Company received an up-front payment for the transfer of the Exclusive License (inclusive of certain know-how) of $15.0 million in January 2020. The Company is eligible to receive development milestones and sales milestones of up to $340.0 million. In addition, the Company is eligible to receive royalties in the range of single-digit to low double-digit percentage rates of annual net sales on a product-by-product and country-by-country basis. The Company will also receive reimbursements for costs associated with the performance of the Research Services.

The Company determined that the performance obligations under the Biogen Agreement were the Exclusive License and the Research Services. For the Exclusive License, the Company used the residual approach in determining the standalone selling price SSP, which includes the upfront payments, milestones and royalties. For the Research Services, the Company used the historical pricing approach for determining the SSP, which includes the reimbursement of personnel and out-of-pocket costs.

The Biogen Agreement will continue on a product-by-product and country-by-country basis until the tenth anniversary of the first commercial sale of the first product in a country, unless being early terminated by either party as specified under the agreement.

As of December 31, 2019, the Company recorded $15.0 million in accounts receivable and deferred revenue for the Exclusive License. The deferred revenue has been recognized in revenue in 2020 upon the transfer of the Exclusive License and the related know-how.

13.	Interest and Other Income, Net

The following table shows the detail of interest and other income, net for the years ended December 31, 2019 and 2018 (in thousands):

	Year Ended December 31,
	2019	2018
Interest income	$2,145	$2,229
Dividend income	—	4
Miscellaneous (expense) income(1)	(39)	1,650
Loss on disposal of property and equipment	—	(116)
Other	(7)	—
Total interest and other income, net	$2,099	$3,767

(1)

$1.7 million miscellaneous income for the year ended December 31, 2018 is mainly composed of a $1.5 million milestone payment received under an agreement associated with neuronal nicotinic receptor (“NNR”) assets sold in 2016.

14.	Stockholders’ Equity

In connection with the closing of an underwritten public offering on April 12, 2017, the Company issued Series A Preferred Stock. During the year ended December 31, 2018, 3,680 shares of the Series A Preferred Stock were converted into 736,000 shares of common stock of the Company. As of December 31, 2018, there were no shares of Series A Preferred stock issued and outstanding.

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

In connection with the closing of the underwritten public offering on April 12, 2017, the Company also issued warrants to purchase 2,070,000 shares of common stock at an exercise price of $5.50 per share. Upon their issuance, the common stock warrants were determined to be equity instruments under ASC 480 and ASC 815-40. The net proceeds allocated to the warrants based on a relative fair value basis resulted in $5.0 million being allocated to the warrants. As of December 31, 2019, the Company had no warrants outstanding associated with this offering.

The following is a summary of warrant activity for the year ended December 31, 2019 and 2018:

	Number of Shares	Weighted Average
	Underlying Warrants	Exercise Price
Outstanding — December 31, 2017	1,751,708	$6.46
Issued	—
Exercised	(1,735,419)	$5.50
Forfeited/Cancelled (1)	(6,095)	$5.50
Outstanding — December 31, 2018	10,194	$155.73
Issued	—
Exercised	—
Forfeited/Cancelled	(2,337)	$499.50
Outstanding — December 31, 2019	7,857	$53.61

(1)	In November 2018, 1,845 warrants were cancelled by Healthcare Ventures VIII, a related party.
15.	Net Loss per Share Attributable to Common Stockholders

The following table sets forth the computation of the basic and diluted net loss per common share during the years ended December 31, 2019 and 2018 (in thousands, except share and per share data):

	Year Ended December 31,
	2019	2018
Net loss	$(55,178)	$(30,055)
Weighted-average number of shares used in computing net loss per share, basic and diluted	12,004,489	11,213,884
Net loss per share, basic and diluted	$(4.60)	$(2.68)

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

	Year Ended December 31,
	2019	2018
Options to purchase common stock	1,577,541	1,361,977
Common stock warrants	7,857	10,194
Total	1,585,398	1,372,171

16.	Subsequent Event

In February 2020, the Company sold an aggregate of 5,307,692 registered shares of common stock at $6.50 per share, for net proceeds, after deducting underwriting discounts and offering expenses, of approximately $32.0 million.

were

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

Item 9A.	CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

Our management maintains disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is processed, recorded, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer (our principal executive officer and principal financial officer), as appropriate, to allow for timely decisions regarding required disclosure.

Our management, including the Chief Executive Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed in the reports filed or submitted by us under the Exchange Act was recorded, processed, summarized and reported within the requisite time periods and that such information was accumulated and communicated to our management, including our Chief Executive Officer, as appropriate to allow for timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. Our assessment was based on the framework in the updated Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment we believe that as of December 31, 2019, our internal control over financial reporting is effective based on those criteria.

EisnerAmper, LLP our independent registered public accounting firm, which audited our consolidated financial statements, has issued an attestation report on our internal control over financial reporting, which is included in this Item 9A below.

(c) Changes in internal control over financial reporting

Our management, including our Chief Executive Officer, evaluated our “internal control over financial reporting” as defined in Exchange Act Rule 13a-15(f) to determine whether any changes in our internal control over financial reporting occurred during the fiscal quarter ended December 31, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there were no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2019 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Catalyst Biosciences, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Catalyst Biosciences, Inc.’s (the “Company") internal control over financial reporting as of December 31, 2019, based on criteria established in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in the Internal Control - Integrated Framework (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the consolidated balance sheets of Catalyst Biosciences, Inc. as of December 31, 2019 and 2018, and the related consolidated statements of operations, comprehensive loss, and stockholders’ equity, and cash flows for each of the years then ended, and the related notes and our report dated February 20, 2020 expressed an unqualified opinion.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.  We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audit also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

An entity’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  An entity’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the entity; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the entity are being made only in accordance with authorizations of management and directors of the entity; and (iii)  provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the entity’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ EisnerAmper LLP

EISNERAMPER LLP

Iselin, New Jersey

February 20, 2020

Item 9B.	Other Information

On February 19, 2020, our board of directors appointed Nassim Usman, Ph.D., our President and Chief Executive Officer, to serve as our Principal Financial Officer and Veronica Cai, our Controller, to serve as our Principal Accounting Officer.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors

The members of our Board of Directors as of February 7, 2020, their class, positions and their respective ages on that date are:

Name	Age	Class	Position
Nassim Usman, Ph.D.	60	III	President and Chief Executive Officer
Errol B. De Souza, Ph.D.	66	III	Compensation Committee Chair
Jeff Himawan, Ph.D.	54	II	Governance and Nominating Committee Chair
Andrea Hunt	60	II	Compensation Committee Member and Governance and Nominating Committee Member
Augustine Lawlor	66	I	Chairman of the Board, Audit Committee Member, Compensation Committee Member and Governance and Nominating Committee Member
Geoffrey Ling, M.D. Ph.D.	63	I	Board of Directors
John P. Richard	62	II	Governance and Nominating Committee Member and Audit Committee Chair
Sharon Tetlow	60	III	Board of Directors
Eddie Williams	64	I	Audit Committee Member

Nassim Usman, Ph.D. served as Chief Executive Officer and a member of the board of directors of Catalyst Bio from February 2006 until the completion of the merger in August 2015. Since the merger, Dr. Usman has served as our President and Chief Executive Officer and as a Class III director. Dr. Usman is currently a Venture Partner at Morgenthaler Ventures. Prior to joining Morgenthaler in 2005, he was Senior Vice President and Chief Operating Officer at Sirna Therapeutics Inc., which was subsequently acquired by Merck, from 2004 to 2005, and held various R&D positions at both Sirna and Ribozyme Pharmaceuticals, including Vice President of R&D and Chief Scientific Officer, from 1992 to 2004. During his industrial career, Dr. Usman has overseen the entry of several drugs into clinical development, completion of multiple licensing deals with pharmaceutical and biotechnology companies and raised capital in both private and public financings. Prior to moving into the private sector in 1992, Dr. Usman was an NIH Fogarty and NSERC Postdoctoral Fellow and Scientist in the Departments of Biology and Chemistry at the Massachusetts Institute of Technology from 1987 to 1992. He has authored more than 70 scientific articles and is the named inventor in 130 issued patents and patent applications. Dr. Usman serves on the board of directors of Mosaic Biosciences, is a past director of Principia Biopharma, Osprey Pharmaceuticals, Archemix Corporation and atugen AG (now Silence Therapeutics) and served on the science advisory boards of RXi Pharmaceuticals and Noxxon Pharma AG. He received his B.Sc. (Honours) and Ph.D. in Organic Chemistry from McGill University. In his doctoral dissertation, he developed a method for the solid-phase synthesis of RNA that is widely used in science and in two marketed RNA products (Macugen™& Onpattro™).

Dr. Usman’s role as our President and Chief Executive Officer and extensive experience and innovations in the field of biotechnology, particularly with companies engaged in clinical drug development, enable him to bring a unique perspective to the Board. In addition, Dr. Usman’s academic expertise and accomplishments provide the Board with in-depth product and field knowledge.

Errol B. De Souza, Ph.D.  served as a member of the board of directors of Targacept from 2004 until the completion of the merger in 2015. Since the completion of the merger, Dr. De Souza has served on our Board as a Class III director. Dr. De Souza is currently the Executive Chairman and a member of the board of directors of Bionomics Ltd, a biopharmaceutical company. Dr. De Souza has substantial experience as an executive in the biopharmaceutical industry. From March 2010 until January 2016, he served as President and Chief Executive Officer of Biodel Inc., a specialty pharmaceutical company, and from January 2017 until December 2019, he served as President, CEO and a member of the board of directors of Neuropore Therapies, Inc., a biotechnology company. Previously, Dr. De Souza also served as President and Chief Executive Officer of Archemix Corporation, a biopharmaceutical company, and as President and Chief Executive Officer of Synaptic Pharmaceutical Corp. until its sale to H. LundbeckA/S. Over Dr. De Souza’s career, he has served in a number of high-ranking research and development roles, including Senior Vice President and U.S. head of Research and Development for Aventis (now Sanofi-Aventis), Co-Founder, Executive Vice President of Research and Development and Director at Neurocrine Biosciences, Inc., and head of CNS Disease Research at DuPont Merck. Dr. De Souza received his B.A. (Honors) in Physiology and his Ph.D. in Neuroendocrinology from the University of Toronto and was postdoctoral fellow in Neuroscience at The Johns Hopkins University School of Medicine.

These experiences, together with his service as a director for other biopharmaceutical companies, enable Dr. De Souza to contribute valuable insight to the Board regarding pharmaceutical portfolio development and management from both large company and emerging company perspectives.

Jeff Himawan, Ph.D. served as a member of the board of directors of Catalyst Bio from December 2008 until the completion of the merger in August 2015. Since the merger, Dr. Himawan has served as a member of the Board as a Class II director. Dr. Himawan is a Managing Director at Essex Woodlands Health Ventures, a healthcare focused venture capital firm, where he previously served as a Partner from 2001 to 2004 and as an Adjunct Partner from 1999 to 2001. Since 2016, Dr. Himawan has served as a managing director of Park Lane Ventures. He has over 20 years of experience as a scientist, entrepreneur and venture capitalist. Dr. Himawan was a co-founder and Managing Director of Seed-One Ventures, LLC, a venture capital firm that specializes in the initial formation, financing and early operational development of technology-based companies, from 1996 to 2001. From 1983 to 1996, Dr. Himawan was a scientist in academic and industrial settings. He currently serves as a director of MediciNova, a biopharmaceutical company, and Horizon Pharma, a biopharmaceutical company. Dr. Himawan received his B.S. from Massachusetts Institute of Technology and his Ph.D. from Harvard University.

Dr. Himawan’s extensive experience in the biotechnology industry, considerable service on both public and private boards of directors, and background in corporate finance and raising capital will enable him to contribute important strategic insight to the Board.

Andrea Hunt has served on our Board as a Class II director since October 2017. Ms. Hunt served as the Vice President of New Product Gene Therapy, Neuroscience, Oncology and Ophthalmology with Shire from June 2016 until June 2017, where she developed and integrated disease area strategies for Shire’s gene therapy platform, Neuroscience, Oncology and Ophthalmology franchises. She previously served as the Vice President — Global Franchise Head for Blood Disorders with Baxalta from June 2015 to June 2016 before it was acquired by Shire. From 1988 to 2015, Ms. Hunt served in various roles with Baxter Healthcare, most recently as Vice President — Lead BAX855 and Gene Therapy in the Biosciences division from 2014 to June 2015. Ms. Hunt serves on the board of OX2 Therapeutics, Ryan Banks Academy and is an advisor to Cell One Partners. She previously served as a board member of the Alliance for Regenerative Medicine and was an advisor to the Angiogenesis Foundation. Ms. Hunt received her M.B.A. from the University of Michigan at Ann Arbor and her B.S. in Hospital Dietetics and B.A. in Foods & Nutrition from the University of Illinois at Urbana-Champaign.

Ms. Hunt’s breadth of experience with pharmaceutical and biotechnology companies, together with her service as a director for another biopharmaceutical company, make her suited to serve on the Board.

Augustine Lawlor has served as a member of our Board since February 2006 and as Chairman of the Board since February 2018. Since August 2015, Mr. Lawlor has served on our Board as a Class I director. Since January 2016, Mr. Lawlor has served as Chief Operating Officer of Leap Therapeutics, Inc., an oncology company. He has been a Managing Director of HealthCare Ventures since 2000. From 1997 to 2000, he served as Chief Operating Officer of LeukoSite, Inc., a biotechnology company acquired by Millennium Pharmaceuticals Inc. in 1999. Prior to joining LeukoSite, Mr. Lawlor was Chief Financial Officer and Vice President of Corporate Development for Alpha-Beta Technologies, Inc., a company that specializes in electronics design, development, manufacturing and system obsolescence issues. He has held similar positions at both BioSurface Technologies Corporation, a company that provides products for biofilm investigations, and Armstrong Pharmaceuticals, a division of Amphastar Pharmaceuticals, Inc., a specialty pharmaceutical company. Mr. Lawlor was previously a management consultant with KPMG. He is currently a director of biopharmaceutical companies Cardiovascular Systems, Inc., which is listed on Nasdaq, and Mosaic Biosciences, Inc. Mr. Lawlor received his Master’s in Public and Private Management from Yale University.

Mr. Lawlor brings an important insight and knowledge to the Board based on his experience as a successful venture capitalist, service on the boards of public and private companies, and roles in commercial and business development in the pharmaceutical and biotechnology industries.

Geoffrey Ling, M.D., Ph.D. has served as a member of our Board since January 15, 2020 as a Class I director. Dr. Ling has been Professor of Neurology and Attending Neuro Critical Care Physician at Johns Hopkins Medical Institutions since 2000 and the Emeritus Professor of Neurology, Uniformed Services University of the Health Science since 2017. He has also been Vice-Chair of Research in the Department of Clinical Neurosciences at Inova Fairfax Medical Center, Fairfax, Virginia since 2017. In September 2016, he co-founded Predigen, Inc., a molecular diagnostics company, and since January 2016, he has served as the Chief Executive Officer of On Demand Pharmaceuticals, Inc., a company that he founded in 2016. Dr. Ling served as the Director of the Defense Advanced Research Projects Agency (DARPA) Biological Technologies Office from 2004 to 2015. Dr. Ling received a B.S. in Biology and History from Washington University, a Ph.D. in Pharmacology from Cornell University – Graduate School of Medical Sciences and an M.D. from Georgetown University School of Medicine.

Dr. Ling’s experience in the healthcare industry as an executive in the pharmaceutical industry, drug development and research work for both medical and academic institutions qualify him to serve on the Board.

John P. Richard has served as a member of our Board since November 2002, and he served as Chairman of the Board from January 2014 until August 2015. Since August 2015, Mr. Richard has served as a member of the Board as a Class II director. Mr. Richard is the co-founder and head of corporate development at Mereo BioPharma Group plc., a clinical-stage biopharmaceutical company, and previously served as an Operating Partner and Venture Partner at Phase4 Partners, a life science investment firm. From 2005 until 2015 he was also a Managing Director of Georgia Venture Partners, a seed venture capital firm that focuses on the biotechnology industry. In addition, Mr. Richard has served as a senior business advisor to a number of biotechnology companies as well as a consultant to portfolio companies of Georgia Venture Partners and Phase4 Ventures. Mr. Richard brings to the Board extensive business development experience, having led that function at three separate life science companies and played a primary role in establishing numerous pharmaceutical alliances. Mr. Richard received his B.S. in Industrial Engineering from Stanford University and his M.B.A. from Harvard University.

In addition, the breadth of Mr. Richard’s current roles will enable him to view issues that the combined company faces from a variety of perspectives, including as an executive, investor, director and business development professional.

Sharon Tetlow has served as a member of our Board since January 15, 2020 as a Class III director. She has served as Managing Partner of Potrero Hill Advisors since January 2016. Potrero Hill Advisors provides strategic and operational financial support to life science companies through its team of chief financial officers and controllers. Ms. Tetlow was previously the Managing Director of Danforth Advisors, a firm that provides service offerings for life science companies, from April 2013 to January 2016. She served as Chief Financial Officer of Pathwork Diagnostics, Inc., a biotechnology company, from 2011 to 2013. From 2005 to 2009, she served as Chief Financial Officer of Cell Genesys, Inc., a biotechnology company acquired by BioSante, another life sciences company. In connection with her role as managing partner of Potrero Hill Advisors, Ms. Tetlow and her team have led the finance function at numerous biotechnology companies. Ms. Tetlow received her B.A. in Psychology from University of Delaware and her M.B.A. from Stanford University.

Ms. Tetlow’s significant experience in corporate finance and strategic planning in the biotechnology and pharmaceutical industries, including her experience as chief financial officer of various publicly traded companies, qualify her to serve on the Board.

Eddie Williams has served on our Board as a Class I director since January 2018. From 2006 to January 2017, Mr. Williams served as Senior Vice President of biopharmaceuticals at Novo Nordisk Inc., a global healthcare company, where he was responsible for the general management of all aspects of the biotechnology business for the U.S. in three therapeutic areas, including hemophilia. From 2003 to 2006, Mr. Williams was Vice President of sales in the Respiratory and Dermatology Business Unit at Novartis Pharmaceuticals Corp., a global healthcare company, where he ran all sales aspects of the respiratory and dermatology businesses. Prior to Novartis Pharmaceuticals Corp., Mr. Williams held numerous sales and marketing positions of increasing responsibility at Pharmacia & Upjohn Company, a global pharmaceutical company that was acquired by Pfizer in 2002. Mr. Williams has also been recognized as Industry Leader of the Year by the National Hemophilia Foundation and chaired fundraising for the Boys & Girls Club of Trenton/Mercer County. Mr. Williams received his B.S. in biology and chemistry from Marshall University.

Mr. Williams brings valuable experience and insight into the hemophilia market and the pharmaceutical business.

Executive Officers

Our executive officers as of February 7, 2020, their positions and their respective ages on that date are:

Name	Age	Position
Nassim Usman, Ph.D.	60	President and Chief Executive Officer
Howard Levy, M.B.B.Ch., Ph.D., M.M.M	65	Chief Medical Officer

Our executive officers serve at the discretion of the board of directors, subject to rights, if any, under contracts of employment. There are no family relationships among any of our current directors and executive officers. Biographical information for Dr. Usman is provided above under the heading “Board of Directors.”

Howard Levy, M.B. B.Ch., Ph.D., M.M.M., joined us as our Chief Medical Officer in April 2016. Prior to joining us, from 2010 through April 2016, Dr. Levy had served as either a Chief Medical Officer or a consultant with various public and private biotechnology companies on clinical and drug development strategy and execution. In addition, Dr. Levy was the Senior Global Medical Program Director at the global biotechnology company CSL Behring in 2013, and he was the Senior Vice President and Chief Medical Officer at Inspiration Biopharmaceuticals, a company solely focused on innovation in hemophilia, in 2012. From 2008 to 2011, he served as Chief Medical Officer at Sangart, Inc., which was developing pegylated hemoglobin as an oxygen therapeutic agent and a treatment for sickle cell crisis. Prior to Sangart, from 2006 to 2008, Dr. Levy was Associate Vice President, Clinical Research, Medical and Regulatory Affairs at Novo Nordisk, a global healthcare company, and was responsible for a number of clinical research programs, including recombinant Factor VIIa. Earlier in his career, Dr. Levy was Clinical Research Physician and Medical Director, Acute Care in the U.S. Medical Division of Eli Lilly and Company, a pharmaceutical company, supporting post-marketing clinical trials and medical affairs for recombinant Activated Protein C (Xigris) in severe sepsis and antiplatelet agents ReoPro and prasugrel. He was also Chief of Critical Care Medicine at the University of New Mexico in Albuquerque for 11 years. Dr. Levy received his M.B. B.Ch and Ph.D. degrees from the University of the Witwatersrand in Johannesburg, South Africa and his M.M.M. from Carnegie Mellon University’s H. John Heinz III College.

Delinquent Section 16(a) Reports

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

To our knowledge, other than a late Form 3 and a late Form 4 for Ms. Cai, our Controller, that became due upon the resignation of our former Chief Financial Officer, there were no delinquent Section 16(a) reports, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2019.

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

Changes in Governance and Nominating Committee Procedures

There have been no material changes to the procedures by which stockholders may recommend individuals for consideration by the Governance and Nominating Committee as potential nominees for director since such procedures were last described in our Annual Report on Form 10-K, filed with the SEC on March 8, 2017.

Audit Committee

We have a separately designated standing Audit Committee established in accordance with section 3(a)(58)(A) of the Exchange Act. Our Audit Committee generally assists the Board in its oversight of Catalyst’s accounting, financial reporting and internal control functions. The Audit Committee currently consists of Mr. Richard, who serves as Chairman, Mr. Lawlor and Mr. Williams. As required by Nasdaq rules, the members of the Audit Committee each qualify as “independent” under special standards established for members of audit committees. To qualify as “independent” to serve on the Audit Committee, the Nasdaq rules and the applicable rules of the SEC require that a director does not accept any consulting, advisory, or other compensatory fee from Catalyst, other than for service as a director, or be an affiliated person of the Company. The Board has concluded that the current composition of the Audit Committee meets the requirements for independence under the rules and regulations of Nasdaq and of the SEC. In accordance with SEC rules, the Audit Committee also includes at least one member who is determined by the Board to meet the qualifications of an “audit committee financial expert.” Mr. Richard is the director who has been determined by the Board to be the audit committee financial expert. The designation does not impose upon Mr. Lawlor or Mr. Richard any duties, obligations or liability that are greater than are generally imposed on each of them as members of the Audit Committee and the Board, and each of their designations as an audit committee financial expert pursuant to this SEC requirement does not affect the duties, obligations or liability of any other member of the Audit Committee or the Board.

Director Independence

Nasdaq’s listing standards and Catalyst’s Corporate Governance Guidelines require that the Board consist of a majority of independent directors, as determined under the applicable Nasdaq listing standard. The Board, consistent with the determination of its Governance and Nominating Committee, has determined that, as of February 7, 2020 each of Mr. Lawlor, Ms. Hunt, Mr. Williams, Dr. De Souza, Dr. Himawan, Mr. Richard, Ms. Tetlow and Dr. Ling qualify as an independent director. In addition, as further required by Nasdaq rules, the Board, consistent with the determination of its Governance and Nominating Committee, has made a subjective determination as to each independent director that no relationships exist which, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In making these determinations, our directors reviewed and discussed information provided by our directors and us with regard to each director’s business and personal activities as they may relate to us and our management.

Item 11.	EXECUTIVE COMPENSATION

Executive Compensation Table

In this Executive Compensation section of this Annual Report on Form 10-K, we refer to Dr. Usman, Dr. Levy and Mr. Payne, collectively, as our Named Executive Officers. Dr. Usman was our Chief Executive Officer, and Dr. Levy was our next highest compensated executive officer serving as of December 31, 2019. Mr. Payne voluntarily resigned from his position as our Chief Financial Officer, effective as of August 30, 2019.

Summary Compensation Table

The following table shows for the years ended December 31, 2019 and 2018 compensation awarded to or paid to our Named Executive Officers.

Name and principal position	Year	Salary ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)(2)	All Other Compensation ($)(3)	Total ($)
Nassim Usman, Ph.D.	2019	524,832	455,364	211,560	7,109	1,198,865
President and Chief Executive Officer	2018	480,800	1,715,742	240,400	5,372	2,442,314
Fletcher Payne(4)	2019	252,800	216,361	—	2,047	471,208
Former Chief Financial Officer	2018	345,301	501,228	120,855	2,092	969,476
Howard Levy, M.B.B.Ch., Ph.D., M.M.M Chief Medical Officer	2019	419,500	199,279	110,000	4,239	733,018
	2018	397,838	658,462	139,230	3,317	1,198,847

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

(2)	These amounts reflect bonuses earned by Drs. Usman and Levy and Mr. Payne based upon our achievement of certain product development and business objectives.
(3)	The amounts in this column for Drs. Usman and Levy and Mr. Payne for 2018 and 2019 represent payment of life insurance premiums.
(4)	Mr. Payne resigned as our Chief Financial Officer effective August 30, 2019.

Employment Agreements

Each of our currently serving Named Executive Officers is party to an amended and restated employment agreement with us (as described below), as well as a standard confidential information and/or inventions assignment agreement, under which each of Dr. Usman and Dr. Levy agreed not to disclose our confidential information. In August 2018, we entered into amended and restated employment agreements with Dr. Usman and Dr. Levy. The employment agreements were amended and restated in order to, among other things, harmonize the provisions relating to: (i) severance without cause or as a result of constructive termination during the applicable change in control protection periods; and (ii) severance without cause or as a result of constructive termination during the applicable post-change in control severance periods. Other than as described herein, the material terms of the employment agreements, as previously disclosed by us, have not been revised.

Our board of directors or the compensation committee reviews each Named Executive Officer’s base salary and target bonus opportunity from time to time to ensure compensation adequately reflects the Named Executive Officer’s qualifications, experience, role and responsibilities.

Nassim Usman

Under our amended and restated employment agreement with Dr. Nassim Usman, our President and Chief Executive Officer Dr. Usman is entitled to an annual base salary, which is $550,000 for the fiscal year ending December 31, 2020, and will also have the opportunity to earn an annual performance-based bonus of 50% of his base salary. Dr. Usman is eligible for our employee benefit plans including, but not limited to, life, disability insurance, medical, dental and vision insurance, and a 401(k) and Section 125 Flexible Spending Accounts.

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

Howard Levy

Under our offer letter with Dr. Levy, our Chief Medical Officer, Dr. Levy is entitled to an annual base salary, which is $432,085 for the fiscal year ending December 31, 2020. Dr. Levy will also have the opportunity to earn an annual performance-based bonus of 40% of his base salary. Dr. Levy is eligible for our employee benefit plans including, but not limited to, life, disability insurance, medical, dental and vision insurance, and a 401(k) and Section 125 Flexible Spending Accounts.

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

Outstanding Equity Awards at December 31, 2019

The following table provides information regarding unexercised stock options held by each of the Named Executive Officers as of the end of fiscal year 2019.

Name	Grant Date	FN	Number of Securities Underlying Unexercised Option Exercisable(#)	Number of Securities Underlying Unexercised Option Unexercisable(#)	FN	Option Exercise Price($)	Option Expiration Date
Nassim Usman, Ph.D.	8/20/2015	(1)	1,500	0	(3)	172.80	1/3/2023
	10/22/2015	(1)	4,761	0	(2)	66.00	10/22/2025
	10/22/2015	(1)	10,238	0	(2)	66.00	10/22/2025
	7/11/2017		161,658	103,125	(5)	4.63	7/11/2027
	1/12/2018		35,625	59,375	(6)	15.13	1/12/2028
	7/30/2018		28,125	46,875	(7)	9.68	7/30/2028
	1/24/2019		18,333	61,667	(8)	7.97	1/24/2029
Fletcher Payne	1/22/2015	(1)	488	0		114.00	1/22/2025
	1/22/2015	(1)	162	0		114.00	1/22/2025
	5/8/2015	(1)	955	0		90.45	5/8/2025
	10/22/2015		4,662	0		66.00	10/22/2025
	10/22/2015		1,870	0		66.00	10/22/2025
	7/11/2017		39,063	0		4.63	7/11/2027
	1/12/2018		10,292	0		15.13	1/12/2028
	7/30/2018		7,292	0		9.68	7/30/2028
	1/24/2019		5,542	0		7.97	1/24/2029
Howard Levy M.B.B.Ch, Ph.D., M.M.M.	4/18/2016		6,113	553	(4)	22.80	4/18/2026
	7/11/2017		45,593	35,625	(5)	4.63	7/11/2027
	1/12/2018		15,812	17,188	(6)	15.13	1/12/2028
	7/30/2018		13,125	21,875	(7)	9.68	7/30/2028
	1/24/2019		8,021	26,979	(8)	7.97	1/24/2029

(1)

These stock options were granted by the board of directors on the grant dates listed but were assumed by the Company upon the closing of the merger on August 20, 2015 and converted into options to purchase common stock of the Company as described in the table.

(2)

The remaining portion of these options to purchase common stock vested at the rate of 1/48th of the total number of shares subject to the option on the 1st day of each month, with the final tranche vesting on September 1, 2019.

(3)

The remaining portion of these options to purchase common stock vested at the rate of 1/48th of the total number of shares subject to the option on the 1st of each month, with the final tranche vesting on August 20, 2019.

(4)

A quarter of the shares of common stock underlying this inducement option vested on April 18, 2017 and the remaining portion of the shares of common stock underlying this option shall vest at the rate of 1/48th of the total number of shares subject to the option monthly thereafter, with the final tranche vesting on April 18, 2020.

(5)

The remaining portion of these options to purchase common stock vest at the rate of 1/48th of the total number of shares subject to the option on the 15th day of each month, with the final tranche vesting on June 15, 2021.

(6)

The remaining portion of these options to purchase common stock vest at the rate of 1/48th of the total number of shares subject to the option on the 12th day of each month, with the final tranche vesting on January 12, 2022.

(7)

The remaining portion of these options to purchase common stock vest at the rate of 1/48th of the total number of shares subject to the option on the 13th day of each month, with the final tranche vesting on June 13, 2022.

(8)

The remaining portion of these options to purchase common stock vest at the rate of 1/48th of the total number of shares subject to the option on the 24th day of each month, with the final tranche vesting on January 24, 2022.

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

Additional annual retainer fees for service as member or chair of	Member	Chair
Board of Directors	$40,000	$70,000
Audit Committee	$7,500	$15,000
Compensation Committee	$5,000	$10,000
Governance and Nominating Committee	$3,750	$7,500

Pursuant to a policy approved by our Board of Directors, each director may elect annually to receive some or all of his or her retainer service fees in the form of fully vested shares of Company common stock.

Director Compensation for Fiscal Year 2019

The following table shows for the year ended December 31, 2019 certain information with respect to the compensation of our non-employee directors serving during 2019. For information regarding compensation paid to Dr. Usman, see the “Summary Compensation Table” on page 96.

Name	Fees Earned or Paid in Cash ($)(4)	Option Awards ($)(1)(2)	Stock Grants ($)(3)	Total ($)
Augustine Lawlor	—	29,609	86,232	115,841
Andrea Hunt	22,813	29,609	28,708	81,130
Eddie Williams	—	29,609	48,106	77,715
Errol B. De Souza	—	29,609	51,853	81,462
Jeff Himawan, Ph.D.(4)	—	—	—	—
John P. Richard	57,812	29,609	—	87,421
Stephen A. Hill(5)	35,625	—	—	35,625

(1)

The amounts in this column reflect the aggregate grant date fair value of stock options granted during the fiscal year ended December 31, 2019 calculated in accordance with ASC 718, disregarding the potential for forfeitures.

(2)	The following table sets forth the aggregate number of option awards held by each non-employee director serving in 2019 as of December 31, 2019:

NAME	Aggregate Number of Option Awards
Augustine Lawlor	21,500
Andrea Hunt	20,000
Eddie Williams	20,000
Errol B. De Souza	23,079
Jeff Himawan, Ph.D.	—
John P. Richard	23,577
Stephen A. Hill	—

(3)	The amounts in this column reflect the board of director fees board members elected to receive in fully vested non-restricted common stock awards in lieu of cash compensation.
(4)	Dr. Himawan has declined to receive any compensation for his service as a director.
(5)	Dr. Hill resigned from the board of directors effective July 1, 2019.

Compensation Committee Interlocks and Insider Participation

None of the directors who served on our Compensation Committee during 2018 was an officer within the meaning of Rule 3b-2 under the Securities Exchange Act of 1934, or an employee of the Company during or prior to fiscal year 2018 nor did any of such directors have any relationship during the past year that would have been required to be disclosed pursuant to Item 404 of Regulation S-K. None of our executive officers currently serve, or in the past year have served, as a member of the board of directors or compensation committee, or other committee serving an equivalent function, of any other entity that has one or more executive officer serving on our Board or Compensation Committee.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of February 7, 2020, for:

(1)	each person or group of affiliated persons known by us to be the beneficial owner of more than 5% of our common stock;
(2)	each of our Named Executive Officers;

(3)	each of our directors; and
(4)	all current executive officers and directors as a group.

Applicable percentage ownership is based on 12,076,777 shares of common stock outstanding at February 7, 2020. We have determined beneficial ownership in accordance with SEC rules. The information does not necessarily indicate beneficial ownership for any other purpose. Under these rules, the number of shares of common stock deemed outstanding includes shares issuable upon exercise of options or warrants, or the conversion of convertible notes, held by the respective person or group that may be exercised or converted within 60 days after February 7, 2020. For purposes of calculating each person’s or group’s percentage ownership, stock options and warrants exercisable, and notes convertible, within 60 days after February 7, 2020 are included for that person or group, but not the stock options of any other person or group.

Unless otherwise indicated and subject to applicable community property laws, to our knowledge, each stockholder named in the following table possesses sole voting and investment power over the shares listed. Unless otherwise noted below, the address of each person listed in the table is c/o Catalyst Biosciences, Inc., 611 Gateway Blvd., Suite 710, S. San Francisco, CA 94080.

	Number of Shares
	Owned and Nature
Name	of Beneficial Ownership		Percent of Class
5% or Greater Stockholders
22NW Fund, LP
1455 NW Leary Way, Suite 400, Seattle, WA 98107	735,841	(1)	6.1
Entities and Individuals Affiliated with Julian Singer
	821,378	(2)	6.8
Entities Affiliated with Integrated Core Strategies (US) LLC
c/o Millennium Management LLC, 666 Fifth Avenue, 8th Floor, New York Ny 10103	717,365	(3)	5.9
JFL Capital Management, LLC
2110 Ranch Road 620 S, #341732, Lakeway, TX 78734	839,070	(4)	7.0
Mangrove Partners Master Fund, Ltd.
	599,519	(5)	5.0
Nantahala Capital Management, LLC
19 Old Kings Highway S, Suite 200, Darien, CT 06820	855,243	(6)	7.1
Directors and Named Executive Officers
Nassim Usman, Ph.D.	314,048	(7)	2.5
Howard Levy, M.B.B.Ch., Ph.D., M.M.M.	119,422	(8)	*
Augustine Lawlor	105,259	(9)(10)	*
Andrea Hunt	21,932	(11)	*
Eddie Williams	25,089	(12)	*
Errol B. De Souza	31,467	(13)	*
Jeff Himawan, Ph.D.	81,538	(14)	*
John P. Richard	23,543	(15)	*
All Directors and Executive Officers as a Group (10 persons)	722,298	(16)	5.9%

*	Indicates less than 1% of class.
(1)

The information reported is based on a Schedule 13D filed with the SEC on July 24, 2019. The shares are held directly by 22NW Fund, LP (the “22NW Fund”). The following affiliates of the 22NW Fund may be deemed to have shared voting and dispositive power of these shares: (i) 22NW, LP (the “22NW Fund Investment Manager”), as investment manager to the 22NW Fund, (ii) 22NW Fund GP, LLC (the “22NW Fund GP”), as general partner to the 22NW Fund, (iii) 22NW GP, Inc., (the “22NW Fund Investment Manager GP”), as general partner to the 22NW Fund Investment Manager, and (iv) Aron R. English, as manager to the 22NW Fund GP.

(2)

The information reported is based on a Schedule 13D/A filed with the SEC on January 17, 2020.  Consists of (i) 150,000 shares held directly by CCUR Holdings, Inc. (“CCUR”), (ii) 398,838 shares held directly by JDS1, LLC (“JDS1”), (iii) 327,942 shares held directly by David S. Oros, and (iv) 50,500 shares of common stock subject to call options held directly by Mr. Oros which are exercisable within 60 days of January 13, 2020. Wayne Barr, Jr. is the Chief Executive Officer, President and Executive Chairman of CCUR and may be deemed to have shared voting control and investment discretion over the shares held by CCUR. Julian Singer, as a managing member of JDS1, has sole voting control and investment discretion over the shares held by JDSI. The principal business address of each of CCUR and Mr. Barr, Jr. is 4375 River Green Parkway, Suite 210 Duluth, Georgia 30096. The principal business address of each of JDS1 and Mr. Singer is 2200 Fletcher Avenue, Suite 501 Fort Lee, New Jersey 07024. The principal business address of Mr. Oros is 702 W. Lake Avenue, Baltimore, Maryland 21210.

(3)

The information reported is based on a Schedule 13G/A filed with the SEC on January 17, 2020. Consists of (i) 707,365 shares held directly by Integrated Core Strategies (US) LLC ("Integrated Core Strategies"), and (ii) 10,000 shares held directly by Integrated Assets II LLC ("Integrated Assets II"). Millennium International Management LP, a Delaware limited partnership ("Millennium International Management"), is the investment manager to Integrated Assets II and may be deemed to have shared voting control and investment discretion over the shares owned by Integrated Assets II. Millennium Management LLC ("Millennium Management") is the general partner of the managing member of Integrated Core Strategies and may be deemed to have shared voting control and investment discretion over the shares owned by Integrated Core Strategies. Millennium Management is also the general partner of the 100% owner of Integrated Assets II and may also be deemed to have shared voting control and investment discretion over the shares owned by Integrated Assets II. Millennium Group Management LLC ("Millennium Group Management") is the managing member of Millennium Management and may also be deemed to have shared voting control and investment discretion over the shares owned by Integrated Core Strategies. Millennium Group Management is also the general partner of Millennium International Management and may also be deemed to have shared voting control and investment discretion over the shares owned by Integrated Assets II. The managing member of Millennium Group Management is a trust of which Israel A. Englander currently serves as the sole voting trustee. Therefore, Mr. Englander may also be deemed to have shared voting control and investment discretion over the shares owned by Integrated Core Strategies and Integrated Assets II.

(4)	The information reported is based on a Schedule 13G/A filed with the SEC on February 11, 2019.
(5)

The information reported is based on a Schedule 13G filed with the SEC on May 14, 2019. The shares are held directly by The Mangrove Partners Master Fund, Ltd. (the “Master Fund”). Mangrove Partners, as the investment manager of the Master Fund and Nathaniel August, the principal of Mangrove Partners, may be deemed to have shared voting and dispositive power of these shares. The principal business address of the Master Fund and Mangrove Partners is c/o Maples Corporate Services, Ltd., PO Box 309, Ugland House, South Church Street, George Town, Grand Cayman, Cayman Islands KY1-1104. The principal business office of Mr. August is 645 Madison Avenue, 14th Floor, New York, New York 10022.

(6)

The information reported is based on a Schedule 13G filed with the SEC on February 14, 2019. The shares are held directly by Nantahala Capital Management, LLC (“Nantahala”). Wilmot B. Harkey and Daniel Mack, as managing members of Nanthala, may be deemed to have shared voting and dispositive power of these shares.

(7)

Consists of (i) 8,456 shares and one share issuable upon the exercise of warrants within 60 days held by the Usman Family Trust, of which Dr. Usman is a co-trustee with Susan L. Usman, (ii) 1,168 shares held in an IRA, (iii) 6,580 shares and (iv) 297,844 shares issuable upon the exercise of options within 60 days of February 7, 2020.

(8)

Consists of (i) 16,094 shares held by the Howard and Gillian Levy Revocable Trust dated November 21, 1994 and (ii) 103,328 shares of common stock subject to stock options which are vested and exercisable within 60 days of February 7, 2020.

(9)	Consists of (i) 15,608 shares held directly and (ii) 20,250 shares of common stock subject to stock options which are vested and exercisable within 60 days of February 7, 2020.

(10)

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

(11)	Consists of (i) 5,126 shares and (ii) 16,806 shares of common stock subject to stock options which are vested and exercisable within 60 days of February 7, 2020.
(12)	Consists of (i) 8,839 shares and (ii) 16,250 shares of common stock subject to stock options which are vested and exercisable within 60 days of February 7, 2020.
(13)	Consists of (i) 9,638 shares, and (ii) 21,829 shares of common stock subject to stock options which are vested and exercisable within 60 days of February 7, 2020.
(14)

The information reported is based upon report, as of January 3, 2019, supplied by our transfer agent, American Stock Transfer & Trust Company, LLC. Essex Woodlands Health Ventures VIII, L.P. (the “GP Partnership”) is the general partner of Essex VIII, Essex VIII-A, and Essex VIII-B. Essex Woodlands Health Ventures VIII, LLC (“Essex VIII LLC”) is the general partner of the GP Partnership. Essex VIII LLC, as the general partner of the GP Partnership, may be deemed to have sole voting investment power with respect to 81,538 shares comprising of (i) 78,622 shares and (ii) 2,916shares that may be purchased upon the exercise of warrants within 60 days. Essex VIII LLC disclaims beneficial ownership to 81,538 shares comprising of (i) 78,622 shares and (ii) 2,916 shares that may be purchased upon the exercise of warrants within 60 days, except to the extent of its pecuniary interest. Dr. Jeff Himawan, Marty Sutter, Petri Vainio, Immanuel Thangaraj, Ron Eastman, Steve Wiggins, and Guido Neels (the “Managers”) may also be deemed to have shared dispositive power and voting power with respect to 81,538 shares comprising of (i) 78,622 shares and (ii) 2,916 shares that may be purchased upon the exercise of warrants within 60 days. The GP Partnership disclaims beneficial ownership of the shares except to the extent of its pecuniary interest therein.

(15)	Consists of (i) 1,216 shares, and (ii) 22,327 shares of common stock which are subject to stock options vested and exercisable within 60 days of February 7, 2020.
(16)	Includes 498,634 shares of common stock subject to stock options which are vested and exercisable within 60 days of February 7, 2020.

Equity Compensation Plan Information

The Company’s equity compensation plans consist of the Catalyst Biosciences, Inc. 2018 Equity Incentive Plan (as adopted on June 13, 2018) (the “2018 Plan”), the Catalyst Biosciences, Inc. 2015 Stock Incentive Plan (as amended and restated effective October 14, 2015), as amended (the “2015 Plan”), the Targacept, Inc. 2006 Stock Incentive Plan (the “2006 Plan”) and the Targacept, Inc. 2000 Equity Incentive Plan (the “2000 Plan”), each of which was approved by the Company’s stockholders, as well as the Catalyst Biosciences, Inc. 2004 Stock Plan (the “2004 Plan”), which was approved by Catalyst Bio’s stockholders and assumed in connection with the merger, and a plan that relates solely to an inducement stock option grant for 100,000 shares that was awarded in 2016. No further grants may be made under any of these plans, other than the 2018 Plan. The Company also granted a standalone inducement stock option to Dr. Howard Levy in April 2016, another standalone inducement stock option in December 2012, and assumed in connection with the merger, standalone options granted to certain service providers of Catalyst Bio in February 2014, February 2015 and May 2015. The following table sets forth certain information as of December 31, 2019 with respect to the Company’s equity compensation plans and standalone options.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options Warrants and Rights (A)	Weighted- Average Exercise Price of Outstanding Options (B)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A)) (C)
Equity compensation plans approved by security holders(1)	1,564,913	$10.29	1,014,126
Equity compensation plans not approved by security holders(2)	12,628	$74.91	—
Total	1,577,541	$10.85	1,014,126

(1)	Includes shares issued or issuable upon the exercise of stock option, restricted stock or other stock-based awards under the 2018 Plan, the 2015 Plan, and 2006 Plan.
(2)

Includes options to purchase 3,594 shares, at a weighted average exercise price of $170.23, which were granted under the 2004 Plan. No further grants may be made under the 2004 Plan. Includes an aggregate of 763 shares issuable upon the exercise of standalone options with a weighted average exercise price of $114.00, issued to Dr. Hansoo Keyoung , by Catalyst Bio and assumed in connection with the merger. Also includes 6,666 shares issuable upon the exercise of a standalone option with an exercise price of $22.80, issued to Dr. Levy, as a material inducement to the decision of Dr. Levy to accept employment as Chief Medical Officer of the Company (both of such inducement grants were approved by both the Compensation Committee and the Board and are subject to anti-dilution adjustment in connection with splits, reports, and other nonreciprocal corporate transactions).

As of December 31, 2019, the maximum aggregate number of shares available for future grants under all the Company-administered equity compensation plans was 1,014,126 shares. In addition, at that time, the aggregate number of shares subject to unvested outstanding full value awards was zero, and the aggregate number of shares subject to outstanding options, including standalone options, was 1,577,541 shares. The weighted average exercise price of these options was $10.85, and the weighted average remaining term was 8.147 years as of December 31, 2019. On December 31, 2019, the closing sales price of the common stock as reported on Nasdaq was $6.81 per share.

Item 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Described below are the transactions and series of similar transactions since January 1, 2018 in which:

•

transactions in which the amount involved exceeds the lesser of $120,000 or one percent of the average of the smaller reporting company’s total assets at year-end for the last two completed fiscal years; and

•

any of the directors, executive officers, holders of more than 5% of capital stock (sometimes referred to as “5% stockholders” below) of the Company or any member of their immediate family had or will have a direct or indirect material interest.

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

Strategic Research Collaboration with Mosaic Biosciences, Inc. (“Mosaic”)

On October 24, 2017, the Company announced a strategic research collaboration with Mosaic to develop intravitreal anti-complement factor 3 (C3) products for the treatment of dry AMD and other retinal diseases. On December 21, 2018, we amended our collaboration agreement with Mosaic to, among other things, include certain additional products. On December 18, 2019, the Company entered into the second amendment to the collaboration agreement, which added fees for future services upon completion of the co-funded research. Mosaic is entitled to sublicense fees and/or research and development and commercial milestones and royalties on C3 and one non-C3 complement product. In connection with the Biogen collaboration for dry AMD and other retinal products, the Company received a $15.0 million upfront fee in January 2020, and Mosaic is entitled to receive a double-digit percentage of the amount the Company received from Biogen. Dr. Usman, our Chief Executive Officer and a member of our board of directors, and Mr. Lawlor, a managing director of HealthCare Ventures VIII, L.P. and a member of our board of directors, are members of the board of directors of Mosaic. Mr. Lawlor may be deemed to indirectly beneficially own all of the shares of Mosaic held by Healthcare Ventures VIII, L.P. The transaction was reviewed by disinterested members of our board of directors and approved by our Audit Committee.

Director Independence

For a discussion of the independence of our directors, please see Part III-Item 10-“Directors, Executive Officers and Corporate Governance—Director Independence” above.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Current Independent Registered Public Accounting Firm Fees

The following table sets forth the fees for professional services rendered by EisnerAmper LLP, the Company’s independent registered public accounting firm, in connection with the audits of our annual financial statements for the years ended December 31, 2019 and 2018 and for other services rendered by EisnerAmper LLP during those periods. All fees described below were approved by the Audit Committee.

	Fiscal 2019	Fiscal 2018
Audit Fees(1):	$369,671	$339,600
Audit-Related Fees:	—	—
Tax Fees:	—	—
All Other Fees:	—	—
Total Fees:	$369,671	$339,600

(1)

Audit Fees include fees billed for the applicable year for services: (a) in connection with the audit of the Company’s financial statements included in its annual report on Form 10-K, quarterly reports on Form 10-Q and registration statements on Forms S-3 and S-8.

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

3. See LIST OF EXHIBITS

(b) See LIST OF EXHIBITS

Item 16.	FORM 10-K SUMMARY

None.

LIST OF EXHIBITS

		Incorporated by reference
Exhibit No.	Exhibit title	Form	File No.	Exhibit No.	Filing Date	Filed or Furnished herewith

2.1(a)	Agreement and Plan of Merger dated as of March 5, 2015, by and among Targacept, Catalyst Biosciences, Inc. and Talos Merger Sub, Inc.	8-K	000-51173	2.1	Mar. 6, 2015

2.1(b)	Amendment No. 1 to Agreement and Plan of Merger by and among Targacept, Talos Merger Sub, Inc., and Catalyst dated May 6, 2015.	8-K	000-51173	10.1	May 12, 2015

2.1(c)	Amendment No. 2 to Agreement and Plan of Merger by and among Targacept, Talos Merger Sub, Inc., and Catalyst dated May 13, 2015.	8-K	000-51173	10.1	May 14, 2015

3.1	Fourth Amended and Restated Certificate of Incorporation of the Company.	S-8	333-133881	4.1	May 8, 2006

3.2	Certificate of Amendment to Fourth the Amended and Restated Certificate of Incorporation of the Company.	8-K	000-51173	3.1	Aug. 20, 2015

3.3	Second Certificate of Amendment to the Fourth Amended and Restated Certificate of Incorporation of the Company.	8-K	000-51173	3.1	Feb. 10, 2017

3.4	Bylaws of the Company, as amended.	8-K	000-51173	3.1	Mar. 6, 2015

3.5	Certificate of Designation of Preferences, Rights and Limitations, filed with the Delaware Secretary of State on April 10, 2017, with respect to the Series A Preferred Stock.	8-K	000-51173	3.1	Apr. 13, 2017

4.1	Description of Securities.					X

4.2	Warrant to Purchase Stock of Catalyst Biosciences, Inc., issued to Silicon Valley Bank on March 3, 2005.	10-K	000-51173	4.3	Mar. 9, 2016

4.3	Form of Warrant to Purchase Stock of Catalyst Biosciences, Inc., issued to purchasers of convertible promissory notes.	10-K	000-51173	4.5	Mar. 9, 2016

10.1**	Catalyst Biosciences, Inc. (formerly Targacept, Inc.) 2015 Stock Incentive Plan (as Amended and Restated Effective June 9, 2016).	DEF 14A	000-51173	Appendix A	Apr. 25, 2016

10.2**	Catalyst Biosciences, Inc. 2016 Inducement Stock Incentive Plan.	8-K	000-51173	10.1	Apr. 20, 2016

10.3**	Catalyst's 2004 Stock Plan.	S-4	333-204423	10.31(a)	May 22, 2015

		Incorporated by reference
Exhibit No.	Exhibit title	Form	File No.	Exhibit No.	Filing Date	Filed or Furnished herewith

10.4**	Form of Incentive Stock Option Award Notice.	8-K	000-51173	10.1	July 14, 2017

10.5**	Form of Non-qualified Stock Option Award Notice.	8-K	000-51173	10.2	July 14, 2017

10.6**	Catalyst Biosciences, Inc. 2018 Omnibus Incentive Plan.	DEF 14A	000-51173	Appendix A	May 11, 2018

10.7**	Catalyst Biosciences, Inc. 2018 Employee Stock Purchase Plan.	DEF 14A	000-51173	Appendix B	May 11, 2018

10.8**	Form of Stock Option Award Agreement.	DEF 14A	000-51173	Appendix C	May 11, 2018

10.9**	Amended and Restated Employment Agreement, dated as of August 28, 2018, by and between Catalyst Biosciences, Inc. and Dr. Nassim Usman, Ph.D.	8-K	000-51173	10.1	Aug. 31, 2018

10.10**	Amended and Restated Employment Agreement, dated as of August 29, 2018, by and between Catalyst Biosciences, Inc. and Dr. Howard Levy, M.B.B.Ch., Ph.D., M.M.M.	8-K	000-51173	10.2	Aug. 31, 2018

10.11**	Amended and Restated Employment Agreement, dated as of August 30, 2018, by and between Catalyst Biosciences, Inc. and Fletcher Payne.	8-K	000-51173	10.3	Aug. 31, 2018

10.12++	Amended and Restated License Agreement, dated December 17, 2018, by and between Catalyst Biosciences, Inc. and ISU Abxis.	10-K/A	000-51173	10.16	April 29, 2019

10.13+	Development and Manufacturing Services Agreement, by and between CMC ICOS Biologics, Inc. and Biosciences, Inc., dated as of May 20, 2016.	10-Q	000-51173	10.1	Aug. 4, 2016

10.14+	Termination Agreement, dated December 8, 2016, between Catalyst Biosciences, Inc. and Wyeth LLC, a wholly-owned subsidiary of Pfizer Inc.	10-K	000-51173	10.16	Mar. 8, 2017

10.15(a)	Lease Agreement, dated November 8, 2017 by and between BXP 611 Gateway Center, LP and Catalyst Biosciences, Inc..	8-K	000-51173	10.1	Nov. 17, 2017

10.15(b)	First Amendment to Office Lease, dated as of August 9, 2018, by and between BXP 611 Gateway Center, LP and Catalyst Biosciences, Inc.	8-K	000-51173	10.1	Aug. 15, 2018

		Incorporated by reference
Exhibit No.	Exhibit title	Form	File No.	Exhibit No.	Filing Date	Filed or Furnished herewith

10.16++	Clinical Supply Agreement, effective as of October 4, 2019, by and between Catalyst Biosciences, Inc. and Catalent Indiana, LLC.	8-K	000-51173	10.1	October 15, 2019

10.17++	License and Collaboration Agreement, dated December 18, 2019, by and between Biogen International GMBH and Catalyst Biosciences, Inc.					X

10.18++	Amended and Restated Collaboration Agreement, dated December 18, 2019, by and between Mosaic Biosciences, Inc. and Catalyst Biosciences, Inc.					X

10.19	Cooperation Agreement, dated January 13, 2020, by and between CCUR Holdings, Inc. and certain of its affiliates and Catalyst Biosciences, Inc.	8-K	000-51173	10.1	January 10, 2020

10.20	Description of Annual Cash Incentive Program.					X

10.21**	Form of Indemnification Agreement between the Company and each of its directors and members of executive management.	8-K	000-51173	10.3	August 31, 2018

21.1	List of subsidiaries of Catalyst Biosciences, Inc.	10-K	000-51173	21.1	March 9, 2016

23.1	Consent of EisnerAmper LLP, Independent Registered Public Accounting Firm.					X

24.1	Power of Attorney (included as part of the signature page hereto).					X

31.1

Certification of the Principal Executive and Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

						X

32.1	Certification of the Principal Executive and Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

Incorporated by reference
Exhibit No.	Exhibit title	Form	File No.	Exhibit No.	Filing Date	Filed or Furnished herewith

101

The following materials from the Company's Annual Report on Form 10-K for the year ended December 31, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of December 31, 2019 and December 31, 2018; (ii) the Consolidated Statement of Operations for the years ended December 31, 2019 and 2018; (iii) the Consolidated Statements of Comprehensive Loss for the years ended December 31, 2019 and 2018; (iv) the Consolidated Statements of Convertible Preferred Stock and Stockholders' Equity as of December 31, 2019; (v) the Consolidated Statements of Cash Flows for the twelve months ended December 31, 2019 and 2018; and (vi) the Notes to the Consolidated Financial Statements.

X

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
Nassim Usman, Ph.D.
President and Chief Executive Officer

Date: February 20, 2020

POWER OF ATTORNEY

Each person whose individual signature appears below hereby authorizes and appoints Nassim Usman and Veronica Cai, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this annual report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Nassim Usman, Ph.D.	President and Chief Executive Officer (Principal Executive and Financial Officer)	February 20, 2020
Nassim Usman, Ph.D.

/s/ Veronica Cai	Principal Accounting Officer	February 20, 2020
Veronica Cai

/s/ Augustine Lawlor	Chairman of the Board of Directors	February 20, 2020
Augustine Lawlor

/s/ Errol B. De Souza, Ph.D.	Director	February 20, 2020
Errol B. De Souza, Ph.D.

/s/ Jeff Himawan, Ph.D.	Director	February 20, 2020
Jeff Himawan, Ph.D.

/s/ Andrea Hunt	Director	February 20, 2020
Andrea Hunt

/s/ Geoffrey Ling, M.D., Ph.D.	Director	February 20, 2020
Geoffrey Ling, M.D., Ph.D.

/s/ John P. Richard	Director	February 20, 2020
John P. Richard

/s/ Sharon Tetlow	Director	February 20, 2020
Sharon Tetlow

/s/ Eddie Williams	Director	February 20, 2020
Eddie Williams