Form 10-Q
period 2020-06-30
CATALYST BIOSCIENCES, INC.
filed 2020-08-06
CIK 1124105

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of July 30, 2020, the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 22,063,040.

CATALYST BIOSCIENCES, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Catalyst Biosciences, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	June 30, 2020	December 31, 2019
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$59,273	$15,369
Short-term investments	58,091	61,496
Accounts receivable	1,988	15,000
Prepaid and other current assets	1,993	4,201
Total current assets	121,345	96,066
Other assets, noncurrent	198	257
Right-of-use assets	1,660	1,927
Property and equipment, net	481	304
Total assets	$123,684	$98,554
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,499	$4,279
Accrued compensation	1,778	2,106
Deferred revenue	330	15,000
Other accrued liabilities	9,550	7,031
Operating lease liability	507	483
Total current liabilities	13,664	28,899
Operating lease liability, noncurrent	1,059	1,319
Total liabilities	14,723	30,218
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized; 22,050,745 and 12,040,835 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	22	12
Additional paid-in capital	388,719	326,810
Accumulated other comprehensive income	41	34
Accumulated deficit	(279,821)	(258,520)
Total stockholders’ equity	108,961	68,336
Total liabilities and stockholders’ equity	$123,684	$98,554

The accompanying notes are an integral part of these condensed consolidated financial statements.

Catalyst Biosciences, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
License	$23	$—	$15,068	$—
Collaboration	1,635	—	2,956	—
License and collaboration revenue	1,658	—	18,024	—

Operating expenses:
Cost of license	23	—	3,070	—
Cost of collaboration	1,719	—	3,151	—
Research and development	12,906	11,111	26,170	23,138
General and administrative	4,371	3,270	8,062	6,956
Total operating expenses	19,019	14,381	40,453	30,094
Loss from operations	(17,361)	(14,381)	(22,429)	(30,094)
Interest and other income, net	113	601	1,128	1,232
Net loss	$(17,248)	$(13,780)	$(21,301)	$(28,862)
Net loss per share attributable to common stockholders, basic and diluted	$(0.96)	$(1.15)	$(1.31)	$(2.41)
Shares used to compute net loss per share attributable to common stockholders, basic and diluted	17,891,475	11,989,866	16,241,963	11,976,799

The accompanying notes are an integral part of these condensed consolidated financial statements.

Catalyst Biosciences, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net loss	$(17,248)	$(13,780)	$(21,301)	$(28,862)
Other comprehensive (loss) income:
Unrealized (loss) gain on available-for-sale debt securities	(99)	44	7	61
Total comprehensive loss	$(17,347)	$(13,736)	$(21,294)	$(28,801)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Catalyst Biosciences, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2019	—	$—	12,040,835	$12	$326,810	$34	$(258,520)	$68,336
Stock-based compensation expense	—	—	7,817	—	805	—	—	805
Issuance of common stock from stock grants and option exercises	—	—	62,969	—	339	—	—	339
Issuance of common stock for public offering, net of issuance costs of $2,514	—	—	5,307,692	5	31,981	—	—	31,986
Unrealized gain on available-for-sale debt securities	—	—	—	—	—	106		106
Net loss	—	—	—	—	—	—	(4,053)	(4,053)
Balance at March 31, 2020	—	—	17,419,313	17	359,935	140	(262,573)	97,519
Stock-based compensation expense	—	—	16,048	—	834	—	—	834
Issuance of common stock for public offering, net of issuance costs of $2,045	—	—	4,615,384	5	27,950	—	—	27,955
Unrealized loss on available-for-sale debt securities	—	—	—	—	—	(99)	—	(99)
Net loss	—	—	—	—	—	—	(17,248)	(17,248)
Balance at June 30, 2020	—	$—	22,050,745	$22	$388,719	$41	$(279,821)	$108,961

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2018	—	$—	11,954,528	$12	$323,279	$(4)	$(203,342)	$119,945
Stock-based compensation expense	—	—	—	—	829	—	—	829
Issuance of common stock from stock grants and option exercises	—	—	19,576	—	106	—	—	106
Unrealized gain on available-for-sale debt securities	—	—	—	—	—	17	—	17
Net loss	—	—	—	—	—	—	(15,082)	(15,082)
Balance at March 31, 2019	—	—	11,974,104	12	324,214	13	(218,424)	105,815
Stock-based compensation expense	—	—	5,999	—	903	—	—	903
Issuance of common stock from option exercises	—	—	28,425	—	129	—	—	129
Unrealized gain on available-for-sale debt securities	—	—	—	—	—	44	—	44
Net loss	—	—	—	—	—	—	(13,780)	(13,780)
Balance at June 30, 2019	—	$—	12,008,528	$12	$325,246	$57	$(232,204)	$93,111

The accompanying notes are an integral part of these condensed consolidated financial statements.

Catalyst Biosciences, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2020	2019
Operating Activities
Net loss	$(21,301)	$(28,862)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,639	1,732
Depreciation and amortization	51	79
Changes in operating assets and liabilities:
Accounts receivable	13,012	—
Prepaid and other assets	2,267	(361)
Accounts payable	(2,780)	(855)
Accrued compensation and other accrued liabilities	1,825	1,803
Operating lease liability and right-of-use asset	31	40
Deferred revenue	(14,670)	—
Net cash flows used in operating activities	(19,926)	(26,424)

Investing Activities
Proceeds from maturities of short-term investments	50,493	89,005
Purchase of short-term investments	(47,081)	(76,617)
Purchases of property and equipment	(33)	(64)
Net cash flows provided by investing activities	3,379	12,324

Financing Activities
Issuance of common stock for public offering, net of issuance costs	60,112	—
Issuance of common stock from stock grants and option exercises	339	235
Net cash flow provided by financing activities	60,451	235
Net increase (decrease) in cash, cash equivalents and restricted cash	43,904	(13,865)
Cash, cash equivalents and restricted cash at beginning of the period	15,369	31,263
Cash, cash equivalents and restricted cash at end of the period(a)	$59,273	$17,398

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Right-of-use asset and operating lease liability recorded upon the adoption of ASC 842, net	$—	$2,052

(a) The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts reported within the condensed consolidated balance sheets:

Cash and cash equivalents	$59,273	$17,348
Restricted cash	—	50
Total cash, cash equivalents and restricted cash	$59,273	$17,398

The accompanying notes are an integral part of these condensed consolidated financial statements.

Catalyst Biosciences, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	Nature of Operations and Liquidity

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

The Company had a net loss of $21.3 million for the six months ended June 30, 2020 and an accumulated deficit of $279.8 million as of June 30, 2020. The Company expects to continue to incur losses for the next several years. As of June 30, 2020, the Company had $117.4 million of cash, cash equivalents and short-term investments. Its primary uses of cash are to fund operating expenses, including research and development expenditures and general and administrative expenditures. Based on the current status of its research and development plans, the Company believes that its existing cash, cash equivalents and short-term investments as of June 30, 2020 will be sufficient to fund its cash requirements for at least the next 12 months from the date of the filing of this quarterly report. If, at any time, the Company’s prospects for financing its research and development programs decline, the Company may decide to reduce research and development expenses by delaying, discontinuing or reducing its funding of one or more of its research or development programs. Alternatively, the Company might raise funds through strategic collaborations, public or private financings or other arrangements. Such funding, if needed, may not be available on favorable terms, or at all.
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

For a description of the fair value hierarchy and the Company’s fair value methodology, see “Part II - Item 8 - Financial Statements and Supplementary Data - Note 2 – Summary of Significant Accounting Policies” in the Company’s Annual Report. There were no significant changes in these methodologies during the six months ended June 30, 2020.

There were no transfers in or out of Level 1 or 2 during the periods presented. The following tables present the fair value hierarchy for assets and liabilities measured at fair value on a recurring basis as of June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds(1)	$56,273	$—	$—	$56,273
U.S. government agency securities(2)	44,292	—	—	44,292
Federal agency securities(2)	—	16,799	—	16,799
Total financial assets	$100,565	$16,799	$—	$117,364

(1)	Included in cash and cash equivalents on the accompanying condensed consolidated balance sheets.
(2)

Included in short-term investments on the accompanying condensed consolidated balance sheets and classified as available-for-sale debt securities. $3.0 million of U.S. government agency securities are included in cash and cash equivalents on the accompanying condensed consolidated balance sheets due to the maturity being less than 90 days.

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds(1)	$15,369	$—	$—	$15,369
U.S. government agency securities(2)	51,490	—	—	51,490
Federal agency securities(2)	—	10,006	—	10,006
Total financial assets	$66,859	$10,006	$—	$76,865

(1)	Included in cash and cash equivalents on the accompanying condensed consolidated balance sheets.

Catalyst Biosciences, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(2)	Included in short-term investments on the accompanying condensed consolidated balance sheets and classified as available-for-sale debt securities.
4.	Financial Instruments

Cash equivalents, and short-term investments (debt securities) which are classified as available-for-sale debt securities, consisted of the following (in thousands):

June 30, 2020	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds (cash equivalents)	$56,273	$—	$—	$56,273
U.S. government agency securities	44,253	39	—	44,292
Federal agency securities	16,797	2	—	16,799
Total financial assets	$117,323	$41	$—	$117,364
Classified as:
Cash and cash equivalents				$59,273
Short-term investments				58,091
				$117,364

December 31, 2019	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds (cash equivalents)	$15,369	$—	$—	$15,369
U.S. government agency securities	51,467	23	—	51,490
Federal agency securities	9,995	11	—	10,006
Total financial assets	$76,831	$34	$—	$76,865
Classified as:
Cash and cash equivalents				$15,369
Short-term investments				61,496
				$76,865

There have been no material realized gains or losses on available-for-sale debt securities for the periods presented. As of June 30, 2020, the remaining contractual maturities of available-for-sale debt securities was less than one year.

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

Catalyst Biosciences, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the three and six months ended June 30, 2020, the Company’s operating lease expense was $0.2 million and $0.4 million, respectively. For the three and six months ended June 30, 2019, the Company’s operating lease expense was $0.1 million and $0.3 million, respectively. The present value assumptions used in calculating the present value of the lease payments were as follows:

	June 30,	December 31,
	2020	2019
Weighted-average remaining lease term	2.83 years	3.33 years
Weighted-average discount rate	6.0%	6.0%

The maturity of the Company’s operating lease liabilities as of June 30, 2020 were as follows (in thousands):

Year	Undiscounted lease payments
Remaining in 2020	$290
2021	596
2022	614
2023	209
Total undiscounted lease payments	$1,709
Less imputed interest	(143)
Total operating lease liability	$1,566

Supplemental cash flow information related to operating leases was as follows (in thousands):

	Six Months Ended June 30,
	2020	2019
Cash paid for leases that were included in operating cash outflows	$288	$279

6.	Stock Based Compensation

2018 Omnibus Incentive Plan

In June 2018, stockholders of the Company approved the Company’s 2018 Omnibus Incentive Plan (the “2018 Plan”). The 2018 Plan had previously been approved by the Company’s Board of Directors (the “Board”) and the Compensation Committee of the Board, subject to stockholder approval. The 2018 Plan became effective on June 13, 2018. On June 11, 2020, the stockholders of the Company approved an amendment previously approved by the Board to increase the number of shares of common stock reserved for issuance under the 2018 Plan by 1,300,000 to a total of 2,800,000 shares. The amendment became effective immediately upon stockholder approval.

The following table summarizes stock option activity under the Company’s equity incentive plans and related information:

	Number of Shares Underlying Outstanding Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)
Outstanding — December 31, 2019	1,577,541	$10.85	8.15
Options granted	617,750	$6.73
Options exercised	(44,605)	$5.04
Options forfeited	(135,620)	$10.62
Options expired	(4,751)	$138.19
Outstanding — June 30, 2020	2,010,315	$9.43	8.00
Exercisable — June 30, 2020	925,609	$11.48

Catalyst Biosciences, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Valuation Assumptions

The Company estimated the fair value of stock options granted using the Black-Scholes option-pricing formula and a single option award approach. Due to its limited history as a public company and limited number of sales of its common stock, the Company estimated its volatility considering a number of factors including the use of the volatility of comparable public companies. The expected term of options granted under the Plan, all of which qualify as “plain vanilla” per SEC Staff Accounting Bulletin 107, is determined based on the simplified method due to the Company’s limited operating history. The risk-free rate is based on the yield of a U.S. Treasury security with a term consistent with the option. This fair value is being amortized ratably over the requisite service periods of the awards, which is generally the vesting period.

The fair value of employee stock options was estimated using the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Employee Stock Options:
Risk-free interest rate	0.40%	2.02%	1.29%	2.44%
Expected term (in years)	5.90	5.82	5.62	5.98
Dividend yield	—	—	—	—
Volatility	115.20%	107.25%	111.27%	88.21%
Weighted-average fair value of stock options granted	$5.25	$6.54	$5.50	$5.96

Total stock-based compensation recognized was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Research and development	$314	$284	$658	$522
General and administrative(1)	520	619	981	1,210
Total stock-based compensation	$834	$903	$1,639	$1,732

(1)

Included in general and administrative stock-based compensation for the three and six months ended June 30, 2020 is expense related to 16,048 shares and 23,865 shares, respectively, of common stock issued to certain board members in lieu of their cash compensation.

As of June 30, 2020, 1,521,499 shares of common stock were available for future grant and 2,010,315 options to purchase shares of common stock were outstanding. As of June 30, 2020, the Company had unrecognized employee stock-based compensation expense of $6.4 million, related to unvested stock awards, which is expected to be recognized over an estimated weighted-average period of 2.50 years.

7.	Collaborations

Pfizer

Pursuant to the termination agreement entered into on December 8, 2016, in connection with the termination of a prior license and development agreement, Pfizer granted the Company an exclusive license to Pfizer’s proprietary rights for manufacturing materials and processes that apply to Factor VIIa variants, CB 813a and marzeptacog alfa (activated) - MarzAA. Pfizer also transferred to the Company the IND application and documentation related to the development, manufacturing and testing of the Factor VIIa products as well as the orphan drug designation. The Company agreed to make contingent cash payments to Pfizer in an aggregate amount up to $17.5 million, payable upon the achievement of certain clinical, regulatory and commercial milestones. Following commercialization of any covered product, Pfizer will also receive a single-digit royalty on net product sales on a country-by-country basis for a predefined royalty term. In February 2018, the Company paid Pfizer a $1.0 million milestone payment based on the dosing of the first patient in its Phase 2 study; the amount was recorded as a research and development expense. No payments were made to Pfizer in the six months ended June 30, 2020.

ISU Abxis

In December 2018, the Company entered into an amended and restated license agreement with ISU Abxis (the “A&R ISU Abxis Agreement”), which amended and restated its previous license and collaboration agreement with ISU Abxis previously entered

Catalyst Biosciences, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

into in September 2013, as subsequently amended in October 2014 and December 2016 (the “Original ISU Abxis Agreement”). Under the A&R ISU Abxis Agreement, ISU Abxis will receive commercialization rights in South Korea to the Company’s engineered Factor IX dalcinonacog alfa - DalcA and the Company will receive clinical development and commercialization rights in the rest of world (excluding South Korea) and manufacturing development and manufacturing rights worldwide (including South Korea). The A&R ISU Abxis Agreement eliminates the profit-sharing arrangement in the Original ISU Abxis Agreement and provides for a low single-digit royalty payment to ISU Abxis, on a country-by-country basis, for net product sales of DalcA by the Company or its affiliates in each country other than South Korea. Pursuant to the A&R ISU Abxis Agreement, the Company will also pay up to an aggregate of $19.5 million in milestone payments to ISU Abxis, including $2.5 million in regulatory and development milestone payments and up to $17.0 million in commercial milestone payments, if the applicable milestones are met. As of June 30, 2020, no milestones have been met.

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

For the six months ended June 30, 2020, the Company recognized the $15.0 million in license revenue upon the transfer of the Exclusive License and the related know-how, and $0.1 million in license revenue for reimbursable out-of-pocket costs incurred.

For the three and six months ended June 30, 2020, the Company recognized $1.6 million and $2.9 million, respectively, in collaboration revenue for reimbursable out-of-pocket and personnel costs incurred related to research services.
8.	Net Loss per Share Attributable to Common Stockholders

The following table sets forth the computation of the basic and diluted net loss per common share as follows (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net loss attributable to common stockholders	$(17,248)	$(13,780)	$(21,301)	$(28,862)
Weighted-average number of shares used in computing net loss per share, basic and diluted	17,891,475	11,989,866	16,241,963	11,976,799
Net loss available for common stockholders per share, basic and diluted	$(0.96)	$(1.15)	$(1.31)	$(2.41)

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

	June 30,
	2020	2019
Options to purchase common stock	2,010,315	1,648,294
Common stock warrants	722	7,857
Total	2,011,037	1,656,151

9.	Stockholders’ Equity

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

In June 2020, the Company completed an underwritten public offering of 4,615,384 shares of its common stock at a price of $6.50 per share. The net proceeds to the Company, after deducting $2.0 million in underwriting discounts and commissions and offering expenses payable by the Company, were approximately $28.0 million.
10.	Commitments and Contingencies

Manufacturing Agreements

On May 20, 2016, the Company signed a development and manufacturing services agreement with AGC Biologics, Inc. (“AGC”), formerly known as CMC ICOS Biologics, Inc., pursuant to which AGC will conduct manufacturing development of agreed upon product candidates. The Company currently has firm work orders with AGC to manufacture MarzAA and DalcA to support its clinical trials totaling $11.3 million and the payment obligations remaining as of June 30, 2020 were $3.2 million.

On October 9, 2019, the Company and Catalent Indiana, LLC (“Catalent”) signed a clinical supply services agreement, effective October 4, 2019, pursuant to which Catalent will conduct drug product development of agreed upon product candidates. The Company currently has firm work orders with Catalent to manufacture DalcA to support its clinical trial totaling $0.5 million and all outstanding amounts were paid during the six months ended June 30, 2020.

The COVID-19 pandemic may disrupt the operations of the Company’s manufacturers or disrupt supply logistics, which could impact the timing of deliveries and potentially increase expenses under our agreements.

Catalyst Biosciences, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

11.	Related Parties

On October 24, 2017, the Company announced a strategic research collaboration with Mosaic to develop intravitreal anti-complement factor C3 products for the treatment of dry AMD and other retinal diseases. Dr. Usman, the Company’s Chief Executive Officer and a member of the Company’s board of directors, and Mr. Lawlor, a member of the Company’s board of directors, were also members of the board of directors of Mosaic. On December 21, 2018, the Company amended its collaboration agreement with Mosaic to, among other things, include certain additional products. Pursuant to the Mosaic collaboration agreement, as amended, the Company and Mosaic co-funded certain research. Expenses related to the collaboration were $1.3 million and $0.7 million for the six months ended June 30, 2020 and 2019, respectively. Expenses related to the collaboration were $0.6 million and $0.3 million for the three months ended June 30, 2020 and 2019, respectively. The amount incurred in 2020 is fully reimbursable under the Biogen Agreement, see Note 7.

On December 18, 2019, the Company entered into the second amendment to the Mosaic collaboration agreement following completion of the co-funded research. Pursuant to the second amendment, any future services provided by Mosaic will be performed on a fee-for-service basis. In connection with the Biogen Agreement, the Company received a $15.0 million upfront license fee on January 10, 2020, see Note 7. The Company paid Mosaic a $3.0 million sublicense fee and recorded such payment as cost of license revenue for the six months ended June 30, 2020.

On May 8, 2020, the Company entered into a subsequent amendment to the Mosaic collaboration agreement. As part of this amendment, the Company paid a one-time $0.8 million cash payment, and Mosaic is eligible to receive up to $4.0 million in potential future milestone payments related to regulatory and clinical development events for CB 2782-PEG and an additional anti-complement product candidate in lieu of the Company’s obligations to pay Mosaic a double-digit percentage of funds the Company receives from Biogen or any other amounts the Company receives related to sublicense fees, research and development payments, or any other research, regulatory, clinical or commercial milestones and royalties on any other development candidates. The Company now owns one hundred percent of all future payment streams related to these product candidates.

The one-time $0.8 million cash payment was recorded to research and development expenses for the three months ended June 30, 2020.

12.	Interest and Other Income, Net

The following table shows the detail of interest and other income, net as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Interest income	$128	$601	$462	$1,262
Miscellaneous income	—	—	679	—
Other	(15)	—	(13)	(30)
Total interest and other income, net	$113	$601	$1,128	$1,232

13.	Subsequent Event

On July 16, 2020, the Company and PSI CRO AG (“PSI”) entered into a work order under the master services agreement dated March 14, 2019, between the Company and PSI.  Under the new work order, the Company engaged PSI to provide services with respect to the Company’s phase 1/2 study of MarzAA in Factor VII Deficiency, Glanzmann Thrombasthenia, and patients with Hemophilia A with inhibitors treated with Hemlibra for treatment of bleeding. The Company has agreed to pay up to a total of approximately $7.2 million pursuant to the new work order.

On July 23, 2020, the Company and Medpace, Inc. (“Medpace”) entered into a task order under the master services agreement dated March 2, 2020 between the Company and Medpace. Under the new task order, the Company has engaged Medpace to provide services with respect to the Company’s phase 3 study to evaluate the efficacy and safety of SQ MarzAA for on-demand treatment of bleeding episodes in subjects with Hemophilia A or Hemophilia B, with or without inhibitors. The Company has agreed to pay Medpace up to approximately $14.0 million pursuant to the new task order.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless otherwise indicated, in this Quarterly Report on Form 10-Q, references to “Catalyst,” “we,” “us,” “our” or the “Company” mean Catalyst Biosciences, Inc. and our subsidiary. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited consolidated financial statements and related notes that appear in this Quarterly Report on Form 10-Q (this “Report”) and with the audited consolidated financial statements and related notes that are included as part of our Annual Report on Form 10-K for the year ended December 31, 2019 (“Annual Report”).

In addition to historical information, this Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (“the Exchange Act”). Forward-looking statements are identified by words such as “believe,” “will,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “predict,” “could,” “potentially” or the negative of these terms or similar expressions. You should read these statements carefully because they discuss future expectations, contain projections of future results of operations or financial condition, or state other “forward-looking” information. These statements relate to our future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. For example, forward-looking statements include any statements regarding the strategies, prospects, plans, expectations or objectives of management for future operations, the progress, scope or duration of the development of product candidates or programs, clinical trial plans, timelines and potential results, the benefits that may be derived from product candidates or the commercial or market opportunity in any target indication, our ability to protect intellectual property rights, our anticipated operations, financial position, revenues, costs or expenses, statements regarding future economic conditions or performance, statements of belief and any statement of assumptions underlying any of the foregoing. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in this report in Part II, Item 1A — “Risk Factors,” elsewhere in this Report and in Part I - Item 1A – “Risk Factors” in the Annual Report. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. These statements, like all statements in this Report, speak only as of their date, and we undertake no obligation to update or revise these statements in light of future developments. We caution investors that our business and financial performance are subject to substantial risks and uncertainties.

Overview

We are a research and clinical development biopharmaceutical company focused on addressing unmet needs in rare hematologic and complement-mediated disorders. Our protease engineering platform includes two late-stage clinical programs in hemophilia; a research program on engineering of subcutaneous (“SQ”) complement inhibitors; and a partnered preclinical development program with Biogen for dry age-related macular degeneration (“AMD”). The product candidates generated by our protease engineering platform have improved functionality and potency that allow for: SQ administration of recombinant coagulation factors and complement inhibitors; low-dose, high activity gene therapy constructs; and less frequently dosed intravitreal therapeutics.

Our most advanced product candidate is marzeptacog alfa (activated) (“MarzAA”), a next-generation SQ FVIIa entering a Phase 3 registration study in late 2020. Our next most advanced product candidate is dalcinonacog alfa (“DalcA”), a next-generation SQ FIX, which has demonstrated efficacy and safety in a Phase 2b clinical trial in individuals with Hemophilia B. We have a discovery stage Factor IX gene therapy construct - CB 2679d-GT - for Hemophilia B, that has demonstrated superiority compared with the Padua variant in preclinical models. Finally, we have a global license and collaboration agreement with Biogen for the development and commercialization of anti-complement Factor 3 (“C3”) pegylated CB 2782.

The following table summarizes our current development programs.

Biogen hemostasis sq marzeptacog alfa “marzaa” – (rfvlla) hemophilia a or b w inhibitors – tob FVIID/Glanzmann/hemlibra – tob sq dalcinonacog alfa “dalca” hemophilia b (rfix) fix-gene therapy hemophilia b (cb 2679d-gt) complement ivt cb 2782-peg anti-c3 protease for dry amd sq systemic complement inhibitors – cb dc r pc p1/2 p2 p3

We are experiencing operational and other challenges as a result of the COVID-19 global pandemic, which could delay or halt our development programs. See Recent Other Developments and Item 1A - Risk Factors for further discussion of the current and expected impact on our business and development programs.

Recent Development Program Updates

MarzAA

Our most advanced product candidate is MarzAA, a potent, SQ administered, next-generation recombinant Factor VIIa variant. We are entering into a Phase 3 clinical trial to evaluate the safety and efficacy of MarzAA for on-demand treatment and control of episodic bleeding in subjects with Hemophilia A or Hemophilia B with inhibitors.  We expect to enroll the first patient in late 2020. The Phase 3 study will be an open-label cross-over trial, evaluating the safety and efficacy of SQ MarzAA in the treatment of bleeding episodes in approximately 60 patients, compared with standard of care. The study will assess the effectiveness of SQ MarzAA, using up to three doses to treat a bleeding episode. The primary endpoint will be hemostatic efficacy using a standard 4-point assessment scale.

We completed a Phase 2 open-label SQ prophylaxis trial in 2019 that met all primary and secondary end points. The Phase 2 trial was designed to evaluate the efficacy of MarzAA in preventing bleeding episodes. The primary endpoint was to assess the effect of MarzAA on the annualized bleed rate (“ABR”) at a subject’s final dose level, with each patient’s prior 6-month ABR serving as his own control. The secondary endpoints included safety, tolerability and lack of anti-drug-antibody or neutralizing antibody formation.

We also plan to initiate a Phase 1/2 trial of MarzAA in Factor VII Deficiency, Glanzmann Thrombasthenia, and patients with Hemophilia A with inhibitors treated with Hemlibra for treatment of bleeding in late 2020.  Our preclinical data suggest that MarzAA has the potential to be used for treatment of episodic bleeding and supports further clinical testing in individuals with hemophilia with inhibitors or for other conditions.

We completed a Phase 1/2 PK/PD study, MAA-102, to evaluate the pharmacokinetics and pharmacodynamics of ascending single dose levels of MarzAA and twice and thrice dosing of 60 µg/kg at 3-hourly intervals in individuals with Hemophilia A or B with or without inhibitors. The purpose of the trial was to determine if the timing and peak levels achieved were sufficient to treat episodic or breakthrough bleeding with SQ dosing and determine if increasing dose levels resulted in dose proportional pharmacokinetics. This trial, together with population pharmacokinetic simulations, confirms that we have optimized dosing for the MarzAA Phase 3 study. We reported final data from the MAA-102 trial at the International Society on Thrombosis and Haemostatis on July 12, 2020, which demonstrated that MarzAA reaches target levels we believe are required to effectively treat episodic and breakthrough bleeds.

Intravenous NovoSeven is the primary therapy used to stop breakthrough bleeding in Hemophilia A inhibitor patients being treated with Hemlibra. Our preclinical data indicates that MarzAA can potentially have a safety profile comparable to that of NovoSeven when used in combination with Hemlibra. Specifically, in vitro testing using a thrombin-generation assay with Hemophilia A plasma, both MarzAA and NovoSeven were equally effective at triggering blood coagulation when combined with Hemlibra at their respective clinically relevant concentrations without generation of excessive thrombin levels. The concurrent administration of FEIBA with Hemlibra has been associated with thrombotic events (when a blood clot forms inside a blood vessel), requiring a boxed warning in the package insert. While NovoSeven is safe in patients on Hemlibra prophylaxis, it must be administered through an IV infusion to treat a bleed. Ideally, an add-on therapy for patients on SQ Hemlibra would also be given subcutaneously. We believe MarzAA provides a potential solution as a SQ rescue therapy for Hemophilia A patients with inhibitors who experience breakthrough bleeds while being treated prophylactically with Hemlibra.

DalcA

We completed a Phase 2b study for our next most advanced product candidate, DalcA, a next-generation SQ Factor IX (“FIX”) drug for the prophylactic treatment of individuals with Hemophilia B.  The trial was designed to evaluate daily SQ dosing and the ability to maintain protective steady state FIX levels above 12% in six individuals with severe Hemophilia B. Each subject received a single intravenous dose, followed by daily SQ doses of DalcA for 28 days during which FIX activity levels, clotting parameters, half-life, safety, tolerability and anti-drug antibody formation were monitored.

We reported at the World Federation of Hemophilia Virtual Summit on June 15, 2020 that 28 days of daily SQ dosing of DalcA at 100 IU/kg achieved protective target FIX levels of >12% in all participants, with FIX levels of up to 27% and a half-life of 2.5 to 5.1 days.  No bleeds were reported during the 28 days of dosing and the 5 day wash-out, demonstrating effective prophylaxis and the potential for lower or less frequent dosing. Injection volumes were less than 1 mL. One subject withdrew on day 7 after reporting injection site reactions (“ISR”) from the first 3 SQ doses. No neutralizing anti-drug antibodies were detected, and no serious adverse events were reported. A single non-neutralizing anti-drug antibody to DalcA was observed at the end of study time point and had no clinical effect. Some subjects reported mild ISR of pain and/or redness, primarily with the initial injections. No thrombotic events occurred and blood coagulation markers did not show any prothrombotic signals.

Factor IX Gene Therapy

Our Factor IX gene therapy construct CB 2679d-GT has demonstrated 2-fold to 3-fold higher activity compared with the Padua variant of Factor IX resulting in significantly improved clotting time and reduced blood loss in a preclinical Hemophilia B mouse model. Fidanacogene elaparvovec (“Pfizer/Spark”), AMT-061 (“uniQure/CSL”) and FLT180A (“Freeline”) use the Padua variant as the transgene in their AAV-based gene therapy clinical programs. Fidanacogene elaparvovec, AMT-061 and FLT180A have demonstrated encouraging Factor IX levels in their respective Phase 1/2 and Phase 2/3 studies with median Factor IX activity levels of approximately 30-45%. We have licensed AAV technology from The Board of Trustees of The Leland Stanford Junior University (“Stanford”) and are currently optimizing the vector under a sponsored research agreement with Stanford. The Company presented preclinical data at the 13th Annual Congress of the European Association of Haemophilia and Allied Disorders in February 2020 demonstrating that a proprietary chimeric AAV capsid licensed from Stanford expressing our CB 2679d-GT FIX variant may significantly reduce the vector dose required of a gene therapy treatment while maintaining high factor activity levels.

We reported at the World Federation of Hemophilia Virtual Summit on June 19, 2020 that studies of CB 2679d-GT in Hemophilia B mice have demonstrated a 4-fold reduction in blood loss and an 8-fold reduction in bleeding time when compared with the same dose of the Padua variant of FIX. Furthermore, when packaged in a proprietary chimeric AAV capsid, CB 2679d-GT demonstrated a clear dose response of high stable FIX levels across the three dose levels in Hemophilia B mice.

A pilot non-human primate study compared the expression and tolerability of CB 2679d-GT in the novel chimeric capsid KP1 with the LK03 chimeric capsid. The study demonstrated that CB 2679d-GT was well tolerated with high FIX expression that stabilized to approximately 25% to 50% FIX above baseline levels at the 6-week interim data cutoff. The novel chimeric capsid had differentiated and superior response to anti-capsid neutralizing antibodies compared to that observed for the LK03 comparator during the screening of non-human primates for the study.

SQ Systemic Complement Inhibitors

We have initiated discovery research to identify novel complement pathway regulating proteases and expect to nominate our first development candidate in late 2020.

Recent Collaborations

On December 18, 2019, we entered into a license and collaboration agreement with Biogen to develop and commercialize CB 2782-PEG and our other anti-C3 proteases for the potential treatment of dry AMD and other disorders. Under the collaboration agreement, we will perform pre-clinical and manufacturing activities, and Biogen is solely responsible for funding the pre-clinical and manufacturing activities and performing IND-enabling activities, worldwide clinical development, and commercialization. We received a $15.0 million upfront payment from Biogen in January 2020 for the grant of an exclusive license and the related know-how, and we are eligible to receive up to $340.0 million in milestone payments, along with tiered royalties for worldwide net sales of this product candidate up to low double-digits. For the three and six months ended June 30, 2020, we recorded $1.6 million and $2.9 million in collaboration revenue. Unless earlier terminated, the agreement will remain in effect until the expiry of all royalty obligations. Biogen has the right to terminate the agreement at will, on a product-by-product basis or in its entirety at any time upon 60 days prior written notice. In addition, either party has the right to terminate the agreement following a material breach that remains uncured for 90 days, or in connection with an insolvency event involving the other party.

We also collaborated with Mosaic Biosciences (“Mosaic”) in the development of our Complement product candidates including CB 2782-PEG. Under the collaboration agreement, as amended in December 2019, Mosaic will perform all future services for a fee, and pursuant to a subsequent amendment in May 2020, Mosaic received a one-time cash payment of $0.8 million and is eligible to receive up to $4.0 million in potential future milestone payments related to regulatory and clinical development events for CB 2782-PEG and an additional anti-complement product candidate in cash, or in common stock if the Company elects, in lieu of our obligations to pay Mosaic a double-digit percentage of funds we receive from Biogen or any other amounts we receive related to sublicense fees, research and development payments, or any other research, regulatory, clinical or commercial milestones and royalties on any other development candidates. We now own one hundred percent of all future payment streams related to these product candidates.

Dr. Usman, our Chief Executive Officer and a member of our board of directors, and Mr. Lawlor, a member of our board of directors, were members of the board of directors of Mosaic. Transactions with related parties, including the transaction referred above, are reviewed and approved by independent members of our Board of Directors in accordance with our Code of Business Conduct and Ethics.

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

MarzAA

We have successfully manufactured MarzAA to support our global Phase 3 clinical trial to evaluate the safety and efficacy of MarzAA for on-demand treatment and control of bleeding episodes in subjects with Hemophilia A or Hemophilia B with inhibitors. At the end of 2019, we successfully completed development work for a variety of vial sizes which will support flexible dosing. As of June 30, 2020, we have successfully completed two large-scale GMP batches of MarzAA that will be sufficient to support the Phase 3 clinical trial through its completion.

In January 2020, we completed a successful CMC Scientific Advice meeting with the Paul Ehrlich Institute in the EU which endorsed our current CMC activities and plans required for registration filing.

DalcA

We have completed the transfer of manufacturing technology of the drug substance for DalcA from ISU Abxis, with whom we had collaborated on the Phase 1 development of DalcA, to AGC, including the associated development activities and our first large-scale GMP batch of DalcA that will support the initiation of further clinical trials. At the end of 2019, we successfully completed development work for a variety of vial sizes which will support flexible dosing in future clinical trials. As of June 30, 2020, we have successfully manufactured a large-scale drug product engineering batch of DalcA.

Recent Other Developments

COVID-19 business impact

The current COVID-19 pandemic has presented a substantial public health and economic challenge around the world and is affecting our employees, potential trial participants and business operations.  The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19, the actions taken to contain it or treat its impact and the economic impact on local, regional, national and international markets.

To date, we have instructed our employees to stay at home except as needed to ensure continuity of our operations. As we continue to actively advance our clinical programs, we are in close contact with our principal investigators, clinical sites and contractors, including manufacturers, and are assessing the impact of COVID-19 on planned trials, expected timelines and costs on an ongoing basis. We are continuing study start-up activities where possible to allow rapid site activation and enrollment of our Phase 3 MarzAA trial at the appropriate time.

Given the focus of healthcare providers and hospitals on treating patients with the virus, and the reluctance of potential trial participants to visit hospitals or other clinical trial sites, we may experience delays in the enrollment of patients in our upcoming clinical trials as well as delays in the analysis of data from our trials that have completed. We will continue to evaluate the impact of the COVID-19 pandemic on our business and will reevaluate the timing of our anticipated clinical milestones as we learn more and the impact of COVID-19 on our industry becomes clearer.

Financing

In June 2020, we completed an underwritten public offering of 4,615,384 shares of our common stock at a price of $6.50 per share. The net proceeds to us, after deducting $2.0 million in underwriting discounts and commissions and offering expenses payable by us, were approximately $28.0 million.

In February 2020, we completed an underwritten public offering of 5,307,692 shares of our common stock (including 692,307 shares sold pursuant to the exercise of the underwriters’ overallotment option) at a price of $6.50 per share. The net proceeds to us, after deducting $2.5 million in underwriting discounts and commissions and offering expenses payable by us, were $32.0 million.

We have no products approved for commercial sale and have not generated any revenue from product sales. From inception to June 30, 2020, we have raised net proceeds of approximately $449.6 million, primarily from private placements of convertible preferred stock, proceeds from our merger with Targacept, issuances of shares of common stock and warrants, including $73.1 million in total revenue from our license and collaboration agreements.

We have never been profitable and have incurred significant operating losses in each year since inception. Our net losses were $17.2 million and $13.8 million for the three months ended June 30, 2020 and 2019, respectively, and $21.3 million and $28.9 million for the six months ended June 30, 2020 and 2019, respectively. As of June 30, 2020, we had an accumulated deficit of $279.8 million. As of June 30, 2020, our cash, cash equivalents and short-term investments balance were $117.4 million. Substantially all our operating losses were incurred in our research and development programs and in our general and administrative operations.

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

New Leadership Appointments

On June 15, 2020, we appointed Clinton Musil as our new Chief Financial Officer, effective July 1, 2020. Clinton Musil was previously Chief Business Officer at Personalis, where he helped build a pipeline and rapidly scale revenue as well as complete the Company’s $150.0 million initial public offering. Prior to Personalis, Mr. Musil was a member of the executive management team at ARMO Biosciences, where he oversaw the Company’s initial public offering and $1.6 billion sale to Eli Lilly. In addition to his operational experience, Clinton brings an extensive background in healthcare investment banking. Earlier in his career, Mr. Musil served in various positions at Gilead Sciences and Sanofi. Mr. Musil received a B.S. in Molecular and Cellular Biology from the University of Arizona and an M.B.A. from Harvard Business School.

Financial Operations Overview

License and Collaboration Revenue

License and collaboration revenue consist of revenue earned for performance obligations satisfied pursuant to our Biogen Agreement. In December 2019, we entered into a license and collaboration agreement with Biogen. In consideration for the grant of an Exclusive License and related know-how, we received an up-front payment of $15.0 million in January 2020, which was recorded in license revenue during the six months ended June 30, 2020. We also incurred reimbursable out-of-pocket and personnel costs pertaining to the Biogen Agreement of $1.7 million and $3.1 million during the three and six months ended June 30, 2020, respectively. There can be no assurance when any future milestone or royalty payments under the Biogen agreement may occur, if at all.

We have not generated any revenue from the sale of any drugs, and we do not expect to generate any revenue until we obtain regulatory approval of and commercialize our product candidates.

Cost of License and Collaboration

Cost of license and collaboration revenue consists of sublicense fees and fees for research and development services payable to Mosaic, fees for research and development services payable to third-party vendors, and personnel costs, corresponding to the recognition of license and collaboration revenue from Biogen. Cost of license and collaboration revenue does not include any allocated overhead costs. In connection with the license revenue recognized from Biogen as discussed above, we paid Mosaic a $3.0 million sublicense fee and recorded such payment as cost of license revenue. We also incurred reimbursable out-of-pocket and personnel costs pertaining to the Biogen Agreement of $1.7 million and $3.1 million and recorded such costs as cost of collaboration revenue during the three and six months ended June 30, 2020, respectively.

Research and Development Expenses

Research and development expenses represent costs incurred to conduct research, such as the discovery and development of our product candidates. We recognize all research and development costs as they are incurred.

Research and development expenses consist primarily of the following:

•	employee-related expenses, which include salaries, benefits and stock-based compensation;
•	laboratory and vendor expenses, including payments to consultants, related to the execution of preclinical, non-clinical, and clinical studies;
•	the cost of acquiring and manufacturing preclinical and clinical materials and developing manufacturing processes;
•	clinical trial expenses, including costs of third-party clinical research organizations;
•	performing toxicity studies; and
•	facilities and other allocated expenses, which include direct and allocated expenses for rent and maintenance of facilities, depreciation and amortization expense and other supplies.

The following table summarizes our research and development expenses for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Personnel costs	$2,376	$1,791	$4,640	$3,836
Preclinical research(1)	4,553	1,809	6,839	3,237
Clinical and manufacturing(1)	5,695	7,288	14,173	15,624
Facility and overhead(1)	282	223	518	441
Total research and development expenses	$12,906	$11,111	$26,170	$23,138

(1)	Prior year numbers have been reclassified to conform with the current year presentation.

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

We expect our aggregate research and development expenses will increase during the next year as we advance the clinical and manufacturing development of our programs. The global coronavirus pandemic may also delay and increase costs of our current development plans.

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

The initial term of the agreement is ten years or, if later, until all stages under outstanding statements of work have been completed. Either party may terminate the agreement in its entirety upon written notice of a material uncured breach or upon the other party’s bankruptcy, and we may terminate the agreement upon prior notice for any reason. In addition, each party may terminate the agreement in the event that the manufacturing development activities cannot be completed for technical or scientific reasons. We have committed to a total of $11.3 million in payments to AGC pursuant to the statements of work for MarzAA and DalcA and $3.2 million of those payments are outstanding as of June 30, 2020.

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

The initial term of the clinical supply agreement is three years, although the term may be extended for successive twelve-month periods, unless either party gives the other party written notice of its intent not to extend the term at least ninety (90) days prior to the expiration of the initial term or the then-current extension.  Either party may terminate the clinical supply agreement in its entirety upon written notice of a material uncured breach or upon the other party’s bankruptcy, and we may terminate the clinical supply agreement for its convenience upon thirty (30) days prior written notice. In addition, each party may terminate the clinical supply agreement in the event that the other party fails to perform its obligations under the agreement for reasons beyond the reasonable control of such party, such as technical or scientific reasons. If we cancel or reschedule a project plan or purchase order outside the parameters set in the clinical supply agreement, we would be obligated to pay for a portion of Catalent’s costs less certain fees that Catalent is able to mitigate. We have committed to a total of $0.5 million in payments to Catalent pursuant to the statements of work for DalcA and zero of those payments are outstanding as of June 30, 2020.

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

Interest and Other Income, Net

Interest and other income consists primarily of interest income on our investment portfolio and a payment received in the first quarter of 2020 under an agreement associated with neuronal nicotinic receptor assets sold in 2016.

Results of Operations

The following table set forth our results of operations data for the periods presented (in thousands):

	Three Months Ended June 30,
	2020	2019	Change ($)	Change (%)
License	$23	$—	$23	100%
Collaboration	1,635	—	1,635	100%
License and collaboration revenue	1,658	—	1,658	100%
Operating expenses:
Cost of license	23	—	23	100%
Cost of collaboration	1,719	—	1,719	100%
Research and development	12,906	11,111	1,795	16%
General and administrative	4,371	3,270	1,101	34%
Total operating expenses	19,019	14,381	4,638	32%
Loss from operations	(17,361)	(14,381)	(2,980)	21%
Interest and other income, net	113	601	(488)	(81)%
Net loss	$(17,248)	$(13,780)	$(3,468)	25%

	Six Months Ended June 30,
	2020	2019	Change ($)	Change (%)
License	$15,068	$—	$15,068	100%
Collaboration	2,956	—	2,956	100%
License and collaboration revenue	18,024	—	18,024	100%
Operating expenses:
Cost of license	3,070	—	3,070	100%
Cost of collaboration	3,151	—	3,151	100%
Research and development	26,170	23,138	3,032	13%
General and administrative	8,062	6,956	1,106	16%
Total operating expenses	40,453	30,094	10,359	34%
Loss from operations	(22,429)	(30,094)	7,665	(25)%
Interest and other income, net	1,128	1,232	(104)	(8)%
Net loss	$(21,301)	$(28,862)	$7,561	(26)%

License and Collaboration Revenue

License and collaboration revenue of $1.7 million and $18.0 million generated in the three and six months ended June 30, 2020, respectively, was from our Biogen Agreement, which was entered into on December 18, 2019.

Cost of License and Collaboration

Cost of license in the six months ended June 30, 2020 was primarily the $3.0 million sublicense fee we paid to Mosaic in connection with the recognition of the license revenue from Biogen. Cost of collaboration in the three and six months ended June 30, 2020 was reimbursable third-party vendor and personnel costs we incurred pertaining to the Biogen Agreement.

Research and Development Expenses

Research and development expenses were $12.9 million and $11.1 million during the three months ended June 30, 2020 and 2019, respectively, an increase of $1.8 million, or 16%. The increase was due primarily to an increase of $2.7 million in preclinical spending and an increase of $0.6 million in personnel and facilities costs, partially offset by a decrease of $1.6 million in clinical and manufacturing costs.

Research and development expenses were $26.2 million and $23.1 million during the six months ended June 30, 2020 and 2019, respectively, an increase of $3.0 million, or 13%. The increase was due primarily to an increase of $3.6 million in preclinical spend and an increase of $0.8 million in personnel costs, partially offset by a decrease of $1.5 million in clinical manufacturing costs.

General and Administrative Expenses

General and administrative expenses were $4.4 million and $3.3 million during the three months ended June 30, 2020 and 2019, respectively, an increase of $1.1 million, or 34%. This increase was due primarily to an increase in professional services.

General and administrative expenses were $8.1 million and $7.0 million during the six months ended June 30, 2020 and 2019, respectively, an increase of $1.1 million, or 16%. The increase was due primarily to an increase of $1.4 million in professional services, partially offset by a $0.2 million decrease in personnel-related costs.

Interest and Other Income, Net

Interest and other income, net was $0.1 million and $0.6 million during the three months ended June 30, 2020 and 2019, respectively, a decrease of $0.5 million. The decrease was primarily due to a decrease in interest income on investments.

Interest and other income, net was $1.1 million and $1.2 million during the six months ended June 30, 2020 and 2019, respectively, a decrease of $0.1 million. The decrease was primarily due to a decrease in interest income of $0.8 million, partially offset by a $0.7 million final contingent payment from a prior asset sale.

Recent Accounting Pronouncements

Refer to “Recently Adopted Accounting Pronouncements” included in Note 2, Summary of Significant Accounting Policies, in the “Notes to the Condensed Consolidated Financial Statements” in this Form 10-Q.

Liquidity and Capital Resources

As of June 30, 2020, we had $117.4 million of cash, cash equivalents and short-term investments. For the six months ended June 30, 2020, we had a $21.3 million net loss and $19.9 million cash used in operating activities. We have an accumulated deficit of $279.8 million as of June 30, 2020. Our primary uses of cash are to fund operating expenses, including research and development expenditures and general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

We believe that our existing capital resources, including cash, cash equivalents and short-term investments will be sufficient to meet our projected operating requirements for at least the next 12 months from the date of this filing. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. We plan to continue to fund losses from operations and capital funding needs through future equity and/or debt financings, as well as potential additional asset sales, licensing transactions, collaborations or strategic partnerships with other companies. We have effective registration statements on Form S-3 that enable us to sell up to $170.0 million in securities. The sale of additional equity or convertible debt could result in additional dilution to our stockholders. The incurrence of indebtedness would result in debt service obligations and could result in operating and financing covenants that would restrict our operations. Licensing transactions, collaborations or strategic partnerships may result in us relinquishing valuable rights. We can provide no assurance that financing will be available in the amounts we need or on terms acceptable to us, if at all. If we are not able to secure adequate additional funding we may be forced to delay, make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, and/or suspend or curtail planned programs. Any of these actions could materially harm our business.

The following table summarizes our cash flows for the periods presented (in thousands):

	Six Months Ended June 30,
	2020	2019
Cash used in operating activities	$(19,926)	$(26,424)
Cash provided by investing activities	3,379	12,324
Cash provided by financing activities	60,451	235
Net increase (decrease) in cash, cash equivalents and restricted cash	$43,904	$(13,865)

Cash Flows from Operating Activities

Cash used in operating activities for the six months ended June 30, 2020 was $19.9 million, due primarily to a net loss of $21.3 million, and the change in our net operating assets and liabilities of $0.3 million, due primarily to a $13.0 million decrease in accounts receivable, offset by a $14.7 million decrease in deferred revenue related to the Biogen Agreement. Non-cash charges of $1.6 million were recorded for stock-based compensation.

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

Cash Flows from Investing Activities

Cash provided by investing activities for the six months ended June 30, 2020 was $3.4 million, due primarily to $50.5 million in proceeds from maturities of investments, partially offset by $47.1 million used in purchases of investments.

Cash provided by investing activities for the six months ended June 30, 2019 was $12.3 million, due primarily to $89.0 million in proceeds from maturities of investments, offset by $76.7 million in purchases of investments.

Cash Flows from Financing Activities

Cash provided by financing activities for the six months ended June 30, 2020 was $60.5 million, due to $32.0 million in net proceeds from the issuance of common stock related to our public offering in February 2020, $28.0 million in net proceeds from the issuance of common stock related to our public offering in June 2020, and $0.3 million in stock grants and option exercises.

Cash provided by financing activities for the six months ended June 30, 2019 was $0.2 million, due primarily to proceeds from issuance of common stock related to stock option exercises.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Critical Accounting Polices and Estimates

There have been no significant changes to our critical accounting policies since December 31, 2019. For a description of critical accounting policies that affect our significant judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements, refer to Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K.

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

However, because of the short-term nature of the instruments in our portfolio, a sudden change in market interest rates would not be expected to have a material impact on the fair market value of our investment portfolio. As of June 30, 2020, we had cash and cash equivalents and short-term investments of $117.4 million, which included bank deposits and money market funds and short-term investments of $58.1 million. Accordingly, we do not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our investment portfolio.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified during the quarter ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The global coronavirus pandemic has resulted in widespread requirements for individuals to stay in their homes and strained medical facilities worldwide. It is too early to assess the full impact of the coronavirus outbreak on our business, including our trials for MarzAA and DalcA and our development activities in our anti-complement program but coronavirus may affect our ability to complete recruitment and data analysis for our clinical trials and our ability to conduct research and development of our complement programs in our planned timeframe. The extent to which the coronavirus impacts our operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration and severity of the outbreak, and the actions that may be required to contain the coronavirus or treat its impact. In particular, as a result of the COVID-19 pandemic, we may experience disruptions that could severely impact our business, preclinical studies, drug manufacturing and clinical trials including:

•	delays or difficulties in enrolling potential trial participants in our clinical trials;
•	delays or difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators and clinical site staff;
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
•

suspension or termination of our clinical trials for various reasons, such as a finding that the participants are being exposed to infectious diseases like COVID-19 or the participants involved in our clinical trials have become infected with COVID-19;

•

limitations on employee resources that would otherwise be focused on the conduct of our preclinical studies and clinical trials, including because of sickness of employees or their families or the desire of employees to avoid contact with large groups of people; and

•	material delays and complications with respect to our research and development programs.

In addition, the trading prices for our common stock and other biopharmaceutical companies have been highly volatile as a result of the COVID-19 pandemic. Furthermore, a recession or market correction resulting from the spread of COVID-19 could materially affect our operations and the value of our common stock.

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

EXHIBIT INDEX

Exhibit Number	Description

10.1++	Amended and Restated Collaboration Agreement, dated May 8, 2020, by and between Mosaic Biosciences, Inc. and Catalyst Biosciences, Inc.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of June 30, 2020 (unaudited) and December 31, 2019; (ii) the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2020 and 2019 (unaudited); (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2020 and 2019 (unaudited); (iv) the Condensed Consolidated Statement of Stockholders’ Equity as of June 30, 2020 and June 30, 2019 (unaudited); (v) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2020 and 2019 (unaudited); and (vi) the Notes to Unaudited Interim Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

++Pursuant to Item 601(b)(10) of Regulation S-K, certain confidential portions of this exhibit were omitted by means of marking such portions with an asterisk because the identified confidential portions (i) are not material and (ii) would be competitively harmful if publicly disclosed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CATALYST BIOSCIENCES, INC.

Date: August 6, 2020	/s/ Nassim Usman, Ph.D.
Nassim Usman, Ph.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 6, 2020	/s/ Clinton Musil
Clinton Musil
Chief Financial Officer
(Principal Financial Officer)