Form 10-Q
period 2020-09-30
CATALYST BIOSCIENCES, INC.
filed 2020-11-05
CIK 1124105

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of October 29, 2020, the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 22,097,820.

CATALYST BIOSCIENCES, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Catalyst Biosciences, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	September 30, 2020	December 31, 2019
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$24,923	$15,369
Short-term investments	77,959	61,496
Accounts receivable	1,555	15,000
Prepaid and other current assets	3,535	4,201
Total current assets	107,972	96,066
Long-term investments	1,171	—
Other assets, noncurrent	698	257
Right-of-use assets	1,524	1,927
Property and equipment, net	439	304
Total assets	$111,804	$98,554
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,244	$4,279
Accrued compensation	2,543	2,106
Deferred revenue	764	15,000
Other accrued liabilities	8,750	7,031
Operating lease liability	519	483
Total current liabilities	16,820	28,899
Operating lease liability, noncurrent	925	1,319
Total liabilities	17,745	30,218
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized; 22,082,924 and 12,040,835 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	22	12
Additional paid-in capital	389,883	326,810
Accumulated other comprehensive income	8	34
Accumulated deficit	(295,854)	(258,520)
Total stockholders’ equity	94,059	68,336
Total liabilities and stockholders’ equity	$111,804	$98,554

The accompanying notes are an integral part of these condensed consolidated financial statements.

Catalyst Biosciences, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
License	$32	$—	$15,100	$—
Collaboration	861	—	3,817	—
License and collaboration revenue	893	—	18,917	—

Operating expenses:
Cost of license	32	—	3,102	—
Cost of collaboration	879	—	4,030	—
Research and development	12,249	9,927	38,419	33,066
General and administrative	3,833	3,268	11,895	10,224
Total operating expenses	16,993	13,195	57,446	43,290
Loss from operations	(16,100)	(13,195)	(38,529)	(43,290)
Interest and other income, net	67	489	1,195	1,722
Net loss	$(16,033)	$(12,706)	$(37,334)	$(41,568)
Net loss per share attributable to common stockholders, basic and diluted	$(0.73)	$(1.06)	$(2.05)	$(3.47)
Shares used to compute net loss per share attributable to common stockholders, basic and diluted	22,072,243	12,022,620	18,199,575	11,992,240

The accompanying notes are an integral part of these condensed consolidated financial statements.

Catalyst Biosciences, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net loss	$(16,033)	$(12,706)	$(37,334)	$(41,568)
Other comprehensive (loss) income:
Unrealized (loss) gain on available-for-sale debt securities	(33)	(26)	(26)	35
Total comprehensive loss	$(16,066)	$(12,732)	$(37,360)	$(41,533)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Catalyst Biosciences, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2019	—	$—	12,040,835	$12	$326,810	$34	$(258,520)	$68,336
Stock-based compensation expense	—	—	7,817	—	805	—	—	805
Issuance of common stock from stock grants and option exercises	—	—	62,969	—	339	—	—	339
Issuance of common stock for public offering, net of issuance costs of $2,514	—	—	5,307,692	5	31,981	—	—	31,986
Unrealized gain on available-for-sale debt securities	—	—	—	—	—	106		106
Net loss	—	—	—	—	—	—	(4,053)	(4,053)
Balance at March 31, 2020	—	—	17,419,313	17	359,935	140	(262,573)	97,519
Stock-based compensation expense	—	—	16,048	—	834	—	—	834
Issuance of common stock for public offering, net of issuance costs of $2,045	—	—	4,615,384	5	27,950	—	—	27,955
Unrealized loss on available-for-sale debt securities	—	—	—	—	—	(99)	—	(99)
Net loss	—	—	—	—	—	—	(17,248)	(17,248)
Balance at June 30, 2020	—	—	22,050,745	22	388,719	41	(279,821)	108,961
Stock-based compensation expense	—	—	12,295	—	1,068	—	—	1,068
Issuance of common stock from stock grants	—	—	19,884	—	96	—	—	96
Unrealized loss on available-for-sale debt securities	—	—	—	—	—	(33)	—	(33)
Net loss	—	—	—	—	—	—	(16,033)	(16,033)
Balance at September 30, 2020	—	$—	22,082,924	$22	$389,883	$8	$(295,854)	$94,059

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2018	—	$—	11,954,528	$12	$323,279	$(4)	$(203,342)	$119,945
Stock-based compensation expense	—	—	—	—	829	—	—	829
Issuance of common stock from stock grants and option exercises	—	—	19,576	—	106	—	—	106
Unrealized gain on available-for-sale debt securities	—	—	—	—	—	17	—	17
Net loss	—	—	—	—	—	—	(15,082)	(15,082)
Balance at March 31, 2019	—	—	11,974,104	12	324,214	13	(218,424)	105,815
Stock-based compensation expense	—	—	5,999	—	903	—	—	903
Issuance of common stock from option exercises	—	—	28,425	—	129	—	—	129
Unrealized gain on available-for-sale debt securities	—	—	—	—	—	44	—	44
Net loss	—	—	—	—	—	—	(13,780)	(13,780)
Balance at June 30, 2019	—	—	12,008,528	12	325,246	57	(232,204)	93,111
Stock-based compensation expense	—	—	7,393	—	801	—	—	801
Issuance of common stock from stock grants and option exercises	—	—	14,071	—	92	—	—	92
Unrealized loss on available-for-sale debt securities	—	—	—	—	—	(26)	—	(26)
Net loss	—	—	—	—	—	—	(12,706)	(12,706)
Balance at September 30, 2019	—	$—	12,029,992	$12	$326,139	$31	$(244,910)	$81,272

The accompanying notes are an integral part of these condensed consolidated financial statements.

Catalyst Biosciences, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Operating Activities
Net loss	$(37,334)	$(41,568)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	2,707	2,533
Depreciation and amortization	93	112
Changes in operating assets and liabilities:
Accounts receivable	13,445	—
Prepaid and other assets	225	(477)
Accounts payable	(35)	875
Accrued compensation and other accrued liabilities	2,156	2,944
Operating lease liability and right-of-use asset	45	57
Deferred revenue	(14,236)	—
Net cash flows used in operating activities	(32,934)	(35,524)

Investing Activities
Proceeds from maturities of short-term investments	74,082	133,967
Purchases of short-term and long-term investments	(91,742)	(106,950)
Purchases of property and equipment	(228)	(65)
Net cash flows (used in) provided by investing activities	(17,888)	26,952

Financing Activities
Issuance of common stock for public offering, net of issuance costs	59,941	—
Issuance of common stock from stock grants and option exercises	435	327
Net cash flow provided by financing activities	60,376	327
Net increase (decrease) in cash, cash equivalents and restricted cash	9,554	(8,245)
Cash, cash equivalents and restricted cash at beginning of the period	15,369	31,263
Cash, cash equivalents and restricted cash at end of the period(a)	$24,923	$23,018

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Right-of-use asset and operating lease liability recorded upon the adoption of ASC 842, net	$—	$2,052

The accompanying notes are an integral part of these condensed consolidated financial statements.

Catalyst Biosciences, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	Nature of Operations and Liquidity

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

The Company had a net loss of $37.3 million for the nine months ended September 30, 2020 and an accumulated deficit of $295.9 million as of September 30, 2020. The Company expects to continue to incur losses for the next several years. As of September 30, 2020, the Company had $104.1 million of cash, cash equivalents and investments. Its primary uses of cash are to fund operating expenses, including research and development expenditures and general and administrative expenditures. Based on the current status of its research and development plans, the Company believes that its existing cash, cash equivalents and investments as of September 30, 2020 will be sufficient to fund its cash requirements for at least the next 12 months from the date of the filing of this quarterly report. If, at any time, the Company’s prospects for financing its research and development programs decline, the Company may decide to reduce research and development expenses by delaying, discontinuing or reducing its funding of one or more of its research or development programs. Alternatively, the Company might raise funds through strategic collaborations, public or private financings or other arrangements. Such funding, if needed, may not be available on favorable terms, or at all.
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

For a description of the fair value hierarchy and the Company’s fair value methodology, see “Part II - Item 8 - Financial Statements and Supplementary Data - Note 2 – Summary of Significant Accounting Policies” in the Company’s Annual Report. There were no significant changes in these methodologies during the nine months ended September 30, 2020.

There were no transfers in or out of Level 1 or 2 during the periods presented. The following tables present the fair value hierarchy for assets and liabilities measured at fair value on a recurring basis as of September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds(1)	$24,923	$—	$—	$24,923
U.S. government agency securities(2)	55,042	—	—	55,042
Federal agency securities(2)	—	24,088	—	24,088
Total financial assets	$79,965	$24,088	$—	$104,053

(1)	Included in cash and cash equivalents on the accompanying condensed consolidated balance sheets.
(2)

Included in short-term investments on the accompanying condensed consolidated balance sheets and classified as available-for-sale debt securities. $1.2 million of Federal agency securities are included in long-term investments on the accompanying condensed consolidated balance sheets due to the maturity being more than 12 months.

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

Cash equivalents and investments (debt securities) which are classified as available-for-sale debt securities, consisted of the following (in thousands):

September 30, 2020	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds (cash equivalents)	$24,923	$—	$—	$24,923
U.S. government agency securities	55,038	4	—	55,042
Federal agency securities	24,084	4	—	24,088
Total financial assets	$104,045	$8	$—	$104,053
Classified as:
Cash and cash equivalents				$24,923
Short-term investments				77,959
Long-term investments				1,171
				$104,053

December 31, 2019	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds (cash equivalents)	$15,369	$—	$—	$15,369
U.S. government agency securities	51,467	23	—	51,490
Federal agency securities	9,995	11	—	10,006
Total financial assets	$76,831	$34	$—	$76,865
Classified as:
Cash and cash equivalents				$15,369
Short-term investments				61,496
				$76,865

There have been no material realized gains or losses on available-for-sale debt securities for the periods presented. As of September 30, 2020, the remaining contractual maturities of $78.0 million of available-for-sale debt securities was less than one year and $1.2 million of available-for-sale debt securities were less than two years.

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

On July 17, 2020, the Company entered into an amendment to the existing lease agreement to lease additional office space for an aggregated undiscounted future payment of $0.4 million. This amendment will be treated as a separate lease with a lease term of 2.6 years and is expected to commence during the fourth quarter of 2020.

Catalyst Biosciences, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the three and nine months ended September 30, 2020, the Company’s operating lease expense was $0.2 million and $0.6 million, respectively. For the three and nine months ended September 30, 2019, the Company’s operating lease expense was $0.2 million and $0.5 million, respectively. The present value assumptions used in calculating the present value of the lease payments were as follows:

	September 30,	December 31,
	2020	2019
Weighted-average remaining lease term	2.58 years	3.33 years
Weighted-average discount rate	6.0%	6.0%

The maturity of the Company’s operating lease liabilities as of September 30, 2020 were as follows (in thousands):

Year	Undiscounted lease payments
Remaining in 2020	$145
2021	596
2022	614
2023	209
Total undiscounted lease payments	$1,564
Less imputed interest	(120)
Total operating lease liability	$1,444

Supplemental cash flow information related to operating leases was as follows (in thousands):

	Nine Months Ended September 30,
	2020	2019
Cash paid for leases that were included in operating cash outflows	$433	$420

6.	Stock Based Compensation

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

The following table summarizes stock option activity under the Company’s equity incentive plans and related information:

	Number of Shares Underlying Outstanding Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)
Outstanding — December 31, 2019	1,577,541	$10.85	8.15
Options granted	971,250	$6.25
Options exercised	(44,605)	$5.04
Options forfeited	(223,708)	$9.61
Options expired	(16,337)	$49.67
Outstanding — September 30, 2020	2,264,141	$8.84	8.09
Exercisable — September 30, 2020	1,032,133	$10.99

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

The fair value of employee stock options was estimated using the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Employee Stock Options:
Risk-free interest rate	0.39%	1.65%	0.96%	2.39%
Expected term (in years)	6.06	5.90	5.78	5.98
Dividend yield	—	—	—	—
Volatility	115.62%	109.47%	112.87%	89.76%
Weighted-average fair value of stock options granted	$4.61	$5.60	$5.17	$5.93

Total stock-based compensation recognized was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Research and development	$493	$284	$1,151	$805
General and administrative(1)	575	517	1,556	1,728
Total stock-based compensation	$1,068	$801	$2,707	$2,533

(1)

Included in general and administrative stock-based compensation for the three and nine months ended September 30, 2020 is expense related to 12,295 shares and 36,160 shares of common stock, respectively, issued to certain board members in lieu of their cash compensation.

As of September 30, 2020, 1,373,834 shares of common stock were available for future grant and 2,264,141 options to purchase shares of common stock were outstanding. As of September 30, 2020, the Company had unrecognized employee stock-based compensation expense of $6.7 million, related to unvested stock awards, which is expected to be recognized over an estimated weighted-average period of 2.67 years.

Catalyst Biosciences, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

7.	Collaborations

Pfizer

Pursuant to the termination agreement entered into on December 8, 2016, in connection with the termination of a prior license and development agreement, Pfizer granted the Company an exclusive license to Pfizer’s proprietary rights for manufacturing materials and processes that apply to Factor VIIa variants, CB 813a and marzeptacog alfa (activated) - MarzAA. Pfizer also transferred to the Company the IND application and documentation related to the development, manufacturing and testing of the Factor VIIa products as well as the orphan drug designation. The Company agreed to make contingent cash payments to Pfizer in an aggregate amount up to $17.5 million, payable upon the achievement of certain clinical, regulatory and commercial milestones. Following commercialization of any covered product, Pfizer will also receive a single-digit royalty on net product sales on a country-by-country basis for a predefined royalty term. In February 2018, the Company paid Pfizer a $1.0 million milestone payment based on the dosing of the first patient in its Phase 2 study; the amount was recorded as a research and development expense. No payments were made to Pfizer in the nine months ended September 30, 2020.

ISU Abxis

In December 2018, the Company entered into an amended and restated license agreement with ISU Abxis (the “A&R ISU Abxis Agreement”), which amended and restated its previous license and collaboration agreement with ISU Abxis previously entered into in September 2013, as subsequently amended in October 2014 and December 2016 (the “Original ISU Abxis Agreement”). Under the A&R ISU Abxis Agreement, ISU Abxis will receive commercialization rights in South Korea to the Company’s engineered Factor IX dalcinonacog alfa - DalcA and the Company will receive clinical development and commercialization rights in the rest of world (excluding South Korea) and manufacturing development and manufacturing rights worldwide (including South Korea). The A&R ISU Abxis Agreement eliminates the profit-sharing arrangement in the Original ISU Abxis Agreement and provides for a low single-digit royalty payment to ISU Abxis, on a country-by-country basis, for net product sales of DalcA by the Company or its affiliates in each country other than South Korea. Pursuant to the A&R ISU Abxis Agreement, the Company will also pay up to an aggregate of $19.5 million in milestone payments to ISU Abxis, including $2.5 million in regulatory and development milestone payments and up to $17.0 million in commercial milestone payments, if the applicable milestones are met. As of September 30, 2020, no milestones have been met.

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

For the nine months ended September 30, 2020, the Company recognized the $15.0 million in license revenue upon the transfer of the Exclusive License and the related know-how, and $0.1 million in license revenue for reimbursable out-of-pocket costs incurred.

For the three and nine months ended September 30, 2020, the Company recognized $0.9 million and $3.8 million, respectively, in collaboration revenue for reimbursable out-of-pocket and personnel costs incurred related to research services.

Catalyst Biosciences, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

8.	Net Loss per Share Attributable to Common Stockholders

The following table sets forth the computation of the basic and diluted net loss per common share as follows (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net loss attributable to common stockholders	$(16,033)	$(12,706)	$(37,334)	$(41,568)
Weighted-average number of shares used in computing net loss per share, basic and diluted	22,072,243	12,022,620	18,199,575	11,992,240
Net loss available for common stockholders per share, basic and diluted	$(0.73)	$(1.06)	$(2.05)	$(3.47)

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

	September 30,
	2020	2019
Options to purchase common stock	2,264,141	1,569,838
Common stock warrants	722	7,857
Total	2,264,863	1,577,695

9.	Stockholders’ Equity

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

Manufacturing Agreements

On May 20, 2016, the Company signed a development and manufacturing services agreement with AGC Biologics, Inc. (“AGC”), formerly known as CMC ICOS Biologics, Inc., pursuant to which AGC will conduct manufacturing development of agreed upon product candidates. The Company currently has firm work orders with AGC to manufacture MarzAA and DalcA to support its clinical trials totaling $21.6 million and the payment obligations remaining as of September 30, 2020 were $13.4 million.

On October 9, 2019, the Company and Catalent Indiana, LLC (“Catalent”) signed a clinical supply services agreement, effective October 4, 2019, pursuant to which Catalent will conduct drug product development of agreed upon product candidates. The Company had firm work orders with Catalent to manufacture DalcA to support its clinical trial totaling $0.5 million and all outstanding amounts were paid during the nine months ended September 30, 2020.

The COVID-19 pandemic may disrupt the operations of the Company’s manufacturers or disrupt supply logistics, which could impact the timing of deliveries and potentially increase expenses under our agreements. All required MarzAA supplies for the MAA-304 and MAA-202 studies have been manufactured.

Catalyst Biosciences, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

11.	Related Parties

On October 24, 2017, the Company announced a strategic research collaboration with Mosaic to develop intravitreal anti-complement factor C3 products for the treatment of dry AMD and other retinal diseases. Dr. Usman, the Company’s Chief Executive Officer and a member of the Company’s board of directors, and Mr. Lawlor, a member of the Company’s board of directors, were also members of the board of directors of Mosaic. On December 21, 2018, the Company amended its collaboration agreement with Mosaic to, among other things, include certain additional products. Pursuant to the Mosaic collaboration agreement, as amended, the Company and Mosaic co-funded certain research. Expenses related to the collaboration were $1.5 million and $0.8 million for the nine months ended September 30, 2020 and 2019, respectively. Expenses related to the collaboration were $0.2 million and $0.3 million for the three months ended September 30, 2020 and 2019, respectively. The amount incurred in 2020 is fully reimbursable under the Biogen Agreement, see Note 7.

On December 18, 2019, the Company entered into the second amendment to the Mosaic collaboration agreement following completion of the co-funded research. Pursuant to the second amendment, any future services provided by Mosaic will be performed on a fee-for-service basis. In connection with the Biogen Agreement, the Company received a $15.0 million upfront license fee on January 10, 2020, see Note 7. The Company paid Mosaic a $3.0 million sublicense fee and recorded such payment as cost of license revenue for the nine months ended September 30, 2020.

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

The one-time $0.8 million cash payment was recorded to research and development expenses for the nine months ended September 30, 2020.

12.	Interest and Other Income, Net

The following table shows the detail of interest and other income, net as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Interest income	$74	$489	$536	$1,763
Miscellaneous income	—	—	679	—
Other	(7)	—	(20)	(41)
Total interest and other income, net	$67	$489	$1,195	$1,722

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a research and clinical development biopharmaceutical company focused on addressing unmet medical needs in rare hematologic and complement-mediated disorders. Our protease engineering platform has generated two late-stage clinical programs in hemophilia; a research program on engineering of subcutaneous (“SQ”) complement inhibitors; a discovery stage Factor IX gene therapy construct - CB 2679d-GT - for Hemophilia B; and a partnered preclinical development program with Biogen for dry age-related macular degeneration (“AMD”). The product candidates generated by our protease engineering platform have improved functionality and potency that allow for: SQ administration of recombinant coagulation factors and complement inhibitors; low-dose, high activity gene therapy constructs; and less frequently dosed intravitreal therapeutics.

Our most advanced product candidate is marzeptacog alfa (activated) (“MarzAA”), a next-generation SQ FVIIa expected to enter a Phase 3 registration study (MAA-304) by the end of the year. Our next most advanced product candidate is dalcinonacog alfa (“DalcA”), a next-generation SQ FIX, which has shown preliminary efficacy and safety in a Phase 2b clinical trial in individuals with Hemophilia B. We have a discovery stage Factor IX gene therapy construct - CB 2679d-GT - for Hemophilia B, that has demonstrated superiority compared with the Padua variant in preclinical models. Finally, we have a global license and collaboration agreement with Biogen for the development and commercialization of anti-complement Factor 3 (“C3”) pegylated CB 2782.

The following table summarizes our current development programs.

Pipeline

Hemostasis

SQ Marzeptacog alfa "MarzAA" – (rFVIIa)
Hem A or B w/ Inh – ToB

FVIID/Glanzmann/Hemlibra – ToB

SQ Dalcinonacog alfa "DalcA"
Hem B (rFIX)

FIX-Gene Therapy
Hem B (CB 2679d-GT)

Complement

IVT CB 2782-PEG Biogen
Anti-C3 protease for Dry AMD

SQ systemic complement inhibitors – CB DC

R
PC
P1/2
P2
P3

© Catalyst Biosciences

5

We are experiencing operational and other challenges as a result of the COVID-19 global pandemic, which could delay or halt our development programs. See Recent Other Developments and Item 1A - Risk Factors for further discussion of the current and expected impact on our business and development programs.

Recent Development Program Updates

MarzAA

Our most advanced product candidate is MarzAA, a potent, SQ administered, next-generation recombinant Factor VIIa variant. We have initiated preparations for a Phase 3 clinical trial (MAA-304) to evaluate the safety and efficacy of MarzAA for on-demand treatment and control of episodic bleeding in subjects with Hemophilia A or Hemophilia B with inhibitors.  We expect to enroll the first patient by the end of the year. The Phase 3 study is an open-label cross-over trial, evaluating the safety and efficacy of SQ MarzAA in the treatment of bleeding episodes compared with standard of care in 60 patients (randomized 1:1). The study will assess the safety and effectiveness of SQ MarzAA, using up to three doses to treat a bleeding episode. The primary endpoint will be hemostatic efficacy at 24 hours using a standard 4-point assessment scale.

We also plan to initiate a Phase 1/2 trial of MarzAA for SQ treatment of bleeding in Factor VII Deficiency, Glanzmann Thrombasthenia, and in individuals with Hemophilia A with inhibitors treated with Hemlibra by the end of the year (MAA-202).

In 2019, we successfully completed a Phase 2 open-label SQ prophylaxis trial (MAA-201) that met all primary and secondary end points. The Phase 2 trial was designed to evaluate the efficacy of MarzAA in preventing bleeding episodes. The primary endpoint was to assess the effect of MarzAA on the annualized bleed rate (“ABR”) at a subject’s final dose level, with each patient’s prior 6-month ABR serving as his own control. The secondary endpoints included safety, tolerability and lack of anti-drug-antibody or neutralizing antibody formation. Daily SQ administration for 50 days at an individual’s final dose of MarzAA significantly reduced the mean 6-month pre-study ABR from 19.8 to 1.6 during treatment (p<0.01). Additionally, the Proportion of Days with Bleeding (PDB), was significantly reduced from a 6-month pre-treatment mean of 12.3% to 0.8% during treatment (p<0.01). The median ABR and PDB were both reduced to zero during treatment, with seven of nine subjects experiencing no bleeds, either traumatic or spontaneous, at their final dose level. Subcutaneous treatment with MarzAA was safe and well-tolerated. No anti-drug antibodies or inhibitors to MarzAA were detected after administration of a total of 517 SQ doses. Subcutaneous administration prolonged the half-life of MarzAA to 16.6 hours so that trough levels of MarzAA before the next SQ dose were sufficient to provide bleed prevention.

We completed a Phase 1/2 PK/PD study (MAA-102), in Q2 2020, to evaluate the pharmacokinetics and pharmacodynamics of ascending single dose levels of MarzAA and twice and thrice dosing of 60 µg/kg at 3-hourly intervals in individuals with Hemophilia A or B with or without inhibitors. The purpose of the trial was to determine if the timing and peak levels achieved were sufficient to treat episodic or breakthrough bleeding with SQ dosing and determine if increasing dose levels resulted in dose proportional pharmacokinetics. This trial, together with population pharmacokinetic simulations, confirms that we have optimized dosing for the MarzAA Phase 3 study. We reported final data from the trial at the International Society on Thrombosis and Haemostasis on July 12, 2020, which demonstrated that MarzAA reaches target levels we believe are required to effectively treat episodic and breakthrough bleeds.  In addition to prophylaxis, multiple preclinical studies suggest that MarzAA has the potential to be used for treatment of episodic bleeding and supports further clinical testing in individuals with hemophilia with inhibitors or for other conditions.

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

DalcA

We recently completed a Phase 2b study (DLZ-201) for our next most advanced product candidate, DalcA, a next-generation SQ Factor IX (“FIX”) drug for the prophylactic treatment of individuals with Hemophilia B.  The trial was designed to evaluate daily SQ dosing and the ability to maintain protective steady state FIX levels above 12% in six individuals with severe Hemophilia B. Each subject received a single intravenous dose, followed by daily SQ doses of DalcA for 28 days during which FIX activity levels, clotting parameters, half-life, safety, tolerability and anti-drug antibody formation were monitored.

At the World Federation of Hemophilia Virtual Summit on June 15, 2020, we reported that 28 days of daily SQ dosing of DalcA at 100 IU/kg achieved protective target FIX levels of >12% in all participants, with FIX levels of up to 27% and a half-life of 2.5 to 5.1 days.  No bleeds were reported during the 28 days of dosing and the 5-day wash-out, demonstrating effective prophylaxis and the potential for lower or less frequent dosing. Injection volumes were less than 1 mL. One subject withdrew on day 7 after reporting injection site reactions (“ISR”) from the first 3 SQ doses. No neutralizing anti-drug antibodies were detected, and no serious adverse events were reported. A single non-neutralizing anti-drug antibody to DalcA was observed at the end of study time point and had no clinical effect. Some subjects reported mild ISR of pain and/or redness, primarily with the initial injections. No thrombotic events occurred, and blood coagulation markers did not show any prothrombotic signals.

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

A pilot non-human primate study compared the expression and tolerability of CB 2679d-GT in the novel chimeric capsid KP1 with the LK03 chimeric capsid. We reported at the World Federation of Hemophilia Virtual Summit on June 19, 2020 that the study demonstrated that CB 2679d-GT was well tolerated with high FIX expression that stabilized to approximately 25% to 50% FIX above baseline levels at the 6-week interim data cutoff. The novel chimeric capsid had differentiated and superior response to anti-capsid neutralizing antibodies compared to that observed for the LK03 comparator during the screening of non-human primates for the study.

SQ Systemic Complement Inhibitors

We have initiated discovery research to identify novel complement pathway regulating proteases and expect to nominate our first development candidate in Q4 2020.

Recent Collaborations

On December 18, 2019, we entered into a license and collaboration agreement with Biogen to develop and commercialize CB 2782-PEG and our other anti-C3 proteases for the potential treatment of dry AMD and other disorders. Under the collaboration agreement, we will perform pre-clinical and manufacturing activities, and Biogen is solely responsible for funding the pre-clinical and manufacturing activities and performing IND-enabling activities, worldwide clinical development, and commercialization. We received a $15.0 million upfront payment from Biogen in January 2020 for the grant of an exclusive license and the related know-how, and we are eligible to receive up to $340.0 million in milestone payments, along with tiered royalties for worldwide net sales of this product candidate up to low double-digits. For the three and nine months ended September 30, 2020, we recorded $0.9 million and $3.8 million in collaboration revenue. Unless earlier terminated, the agreement will remain in effect until the expiry of all royalty obligations. Biogen has the right to terminate the agreement at will, on a product-by-product basis or in its entirety at any time upon 60 days prior written notice. In addition, either party has the right to terminate the agreement following a material breach that remains uncured for 90 days, or in connection with an insolvency event involving the other party.

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

Recent Manufacturing Updates

We have a long-term development and manufacturing services agreement with AGC Biologics, Inc. (“AGC”). AGC has global manufacturing sites and we use their facilities in the U.S. and Europe for drug substance manufacturing of MarzAA and DalcA. We also have long-term clinical supply services agreements with Symbiosis Pharmaceutical Services (“Symbiosis”) and Catalent Indiana,

LLC (“Catalent”). Symbiosis has facilities in Europe and conducts drug product manufacturing for MarzAA. Catalent has facilities in the U.S. and Europe and conducts drug product development, manufacturing, packaging and labeling for MarzAA and DalcA.

MarzAA

We have successfully manufactured MarzAA to support our global Phase 3 clinical trial to evaluate the safety and efficacy of MarzAA for on-demand treatment and control of bleeding episodes in subjects with Hemophilia A or Hemophilia B with inhibitors. At the end of 2019, we successfully completed development work for a variety of vial sizes which will support flexible dosing. As of September 30, 2020, we have successfully completed two large-scale GMP batches of MarzAA that will be sufficient to support the Phase 3 clinical trial through its completion.  Additionally, as of September 30, 2020, we have entered into a firm purchase commitment, with AGC, to validate the MarzAA manufacturing process including production of three Process Performance Qualification batches over the course of 2021 and 2022.

In January 2020, we completed a successful CMC Scientific Advice meeting with the Paul Ehrlich Institute in the EU which endorsed our current CMC strategy and manufacturing activities required for registration filing.

DalcA

We have completed the technology transfer for manufacture of the drug substance for DalcA from ISU Abxis, with whom we had collaborated on the Phase 1 development of DalcA, to AGC, including the associated process and analytical development activities.  The first large-scale GMP batch of DalcA was successfully manufactured at AGC in 2019 to support the initiation of further clinical trials. At the end of 2019, we successfully completed development work for a variety of vial sizes at Catalent which will support flexible dosing in future clinical trials. As of September 30, 2020, we completed the technology transfer for drug product manufacture at Catalent and successfully manufactured a large-scale drug product engineering batch of DalcA at AGC.

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

To date, we have instructed our employees to stay at home except as needed to ensure continuity of our operations. As we continue to actively advance our clinical programs, we are in close contact with our principal investigators, clinical sites and contractors, including manufacturers, and are assessing the impact of COVID-19 on planned trials, expected timelines and costs on an ongoing basis. We are continuing study start-up activities where possible to allow rapid site activation and enrollment of our Phase 3 and Phase 2 MarzAA trials, although we may experience delays.

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

We have no products approved for commercial sale and have not generated any revenue from product sales. From inception to September 30, 2020, we have raised net proceeds of approximately $451.4 million, primarily from private placements of convertible preferred stock, proceeds from our merger with Targacept, issuances of shares of common stock and warrants, including $74.9 million in total revenue received from our license and collaboration agreements.

We have never been profitable and have incurred significant operating losses in each year since inception. Our net losses were $16.0 million and $12.7 million for the three months ended September 30, 2020 and 2019, respectively, and $37.3 million and $41.6 million for the nine months ended September 30, 2020 and 2019, respectively. As of September 30, 2020, we had an accumulated deficit of $295.9 million. As of September 30, 2020, our cash, cash equivalents and investments balance were $104.1 million. Substantially all our operating losses were incurred in our research and development programs and in our general and administrative operations.

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

Financial Operations Overview

License and Collaboration Revenue

License and collaboration revenue consist of revenue earned for performance obligations satisfied pursuant to our Biogen Agreement. In December 2019, we entered into a license and collaboration agreement with Biogen. In consideration for the grant of an Exclusive License and related know-how, we received an up-front payment of $15.0 million in January 2020, which was recorded in license revenue during the nine months ended September 30, 2020. We also incurred reimbursable out-of-pocket and personnel costs pertaining to the Biogen Agreement of $0.9 million and $3.8 million during the three and nine months ended September 30, 2020, respectively. There can be no assurance when any future milestone or royalty payments under the Biogen agreement may occur, if at all.

We have not generated any revenue from the sale of any drugs, and we do not expect to generate any revenue until we obtain regulatory approval of and commercialize our product candidates.

Cost of License and Collaboration

Cost of license and collaboration revenue consists of sublicense fees and fees for research and development services payable to Mosaic, fees for research and development services payable to third-party vendors, and personnel costs, corresponding to the recognition of license and collaboration revenue from Biogen. Cost of license and collaboration revenue does not include any allocated overhead costs. In connection with the license revenue recognized from Biogen as discussed above, we paid Mosaic a $3.0 million sublicense fee and recorded such payment as cost of license revenue. We also incurred reimbursable out-of-pocket and personnel costs pertaining to the Biogen Agreement of $0.9 million and $4.0 million and recorded such costs as cost of collaboration revenue during the three and nine months ended September 30, 2020, respectively.

Research and Development Expenses

Research and development expenses represent costs incurred to conduct research, such as the discovery and development of our product candidates. We recognize all research and development costs as they are incurred.

Research and development expenses consist primarily of the following:

•	employee-related expenses, which include salaries, benefits and stock-based compensation;
•	laboratory and vendor expenses, including payments to consultants, related to the execution of preclinical, non-clinical, and clinical studies;
•	the cost of acquiring and manufacturing preclinical and clinical materials and developing manufacturing processes;
•	clinical trial expenses, including costs of third-party clinical research organizations;
•	performing toxicity studies; and
•	facilities and other allocated expenses, which include direct and allocated expenses for rent and maintenance of facilities, depreciation and amortization expense and other supplies.

The following table summarizes our research and development expenses for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Personnel costs	$3,227	$2,161	$7,868	$5,997
Preclinical research(1)	3,070	2,329	9,908	5,566
Clinical and manufacturing(1)	5,508	5,183	19,681	20,807
Facility and overhead(1)	444	254	962	696
Total research and development expenses	$12,249	$9,927	$38,419	$33,066

(1)	Prior year numbers have been reclassified to conform with the current year presentation.

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

On May 20, 2016, we signed a development and manufacturing services agreement with AGC, formerly known as CMC ICOS Biologics, Inc., pursuant to which AGC will conduct manufacturing development of agreed upon product candidates. We will own all intellectual property developed in such manufacturing development activities that are specifically related to our product candidates and will have a royalty-free and perpetual license to use AGC’s intellectual property to the extent reasonably necessary to make these product candidates, including commercial manufacturing. In 2016 we commenced manufacturing activities for MarzAA and as of September 30, 2020, six GMP batches have been manufactured at AGC in addition to an engineering batch to support the planned clinical trials.

The initial term of the agreement is ten years or, if later, until all stages under outstanding statements of work have been completed. Either party may terminate the agreement in its entirety upon written notice of a material uncured breach or upon the other party’s bankruptcy, and we may terminate the agreement upon prior notice for any reason. In addition, each party may terminate the agreement in the event that the manufacturing development activities cannot be completed for technical or scientific reasons. We have firm work orders with AGC to manufacture MarzAA and DalcA to support clinical trials totaling $21.6 million. The payment obligations remaining as of September 30, 2020 were $13.4 million.

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

The initial term of the clinical supply agreement is three years, although the term may be extended for successive twelve-month periods, unless either party gives the other party written notice of its intent not to extend the term at least ninety (90) days prior to the expiration of the initial term or the then-current extension.  Either party may terminate the clinical supply agreement in its entirety upon written notice of a material uncured breach or upon the other party’s bankruptcy, and we may terminate the clinical supply agreement for its convenience upon thirty (30) days prior written notice. In addition, each party may terminate the clinical supply agreement in the event that the other party fails to perform its obligations under the agreement for reasons beyond the reasonable control of such party, such as technical or scientific reasons. If we cancel or reschedule a project plan or purchase order outside the parameters set in the clinical supply agreement, we would be obligated to pay for a portion of Catalent’s costs less certain fees that Catalent is able to mitigate. We have committed to a total of $0.5 million in payments to Catalent pursuant to the statements of work for DalcA and zero of those payments are outstanding as of September 30, 2020.

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

Interest and Other Income, Net

Interest and other income consist primarily of interest income on our investment portfolio and a payment received in the first quarter of 2020 under an agreement associated with neuronal nicotinic receptor assets sold in 2016.

Results of Operations

The following table set forth our results of operations data for the periods presented (in thousands):

	Three Months Ended September 30,
	2020	2019	Change ($)	Change (%)
License	$32	$—	$32	100%
Collaboration	861	—	861	100%
License and collaboration revenue	893	—	893	100%
Operating expenses:
Cost of license	32	—	32	100%
Cost of collaboration	879	—	879	100%
Research and development	12,249	9,927	2,322	23%
General and administrative	3,833	3,268	565	17%
Total operating expenses	16,993	13,195	3,798	29%
Loss from operations	(16,100)	(13,195)	(2,905)	22%
Interest and other income, net	67	489	(422)	(86)%
Net loss	$(16,033)	$(12,706)	$(3,327)	26%

	Nine Months Ended September 30,
	2020	2019	Change ($)	Change (%)
License	$15,100	$—	$15,100	100%
Collaboration	3,817	—	3,817	100%
License and collaboration revenue	18,917	—	18,917	100%
Operating expenses:
Cost of license	3,102	—	3,102	100%
Cost of collaboration	4,030	—	4,030	100%
Research and development	38,419	33,066	5,353	16%
General and administrative	11,895	10,224	1,671	16%
Total operating expenses	57,446	43,290	14,156	33%
Loss from operations	(38,529)	(43,290)	4,761	(11)%
Interest and other income, net	1,195	1,722	(527)	(31)%
Net loss	$(37,334)	$(41,568)	$4,234	(10)%

License and Collaboration Revenue

License and collaboration revenue of $0.9 million and $18.9 million generated in the three and nine months ended September 30, 2020, respectively, was from our Biogen Agreement, which was entered into on December 18, 2019.

Cost of License and Collaboration

Cost of license and collaboration costs were $0.9 million and $7.1 million during the three and nine months ended September 30, 2020, respectively. Cost of license in the nine months ended September 30, 2020 was primarily the $3.0 million sublicense fee we paid to Mosaic in connection with the recognition of the license revenue from Biogen. Cost of collaboration in the three and nine months ended September 30, 2020 was reimbursable third-party vendor and personnel costs we incurred pertaining to the Biogen Agreement.

Research and Development Expenses

Research and development expenses were $12.2 million and $9.9 million during the three months ended September 30, 2020 and 2019, respectively, an increase of $2.3 million, or 23%. The increase was due primarily to an increase of $1.1 million in personnel-related costs, an increase of $0.7 million in preclinical research and an increase of $0.3 million in clinical manufacturing costs.

Research and development expenses were $38.4 million and $33.1 million during the nine months ended September 30, 2020 and 2019, respectively, an increase of $5.4 million, or 16%. The increase was due primarily to an increase of $4.3 million in preclinical research and an increase of $1.9 million in personnel-related costs, partially offset by a decrease of $1.1 million in clinical manufacturing costs.

General and Administrative Expenses

General and administrative expenses were $3.8 million and $3.3 million during the three months ended September 30, 2020 and 2019, respectively, an increase of $0.5 million, or 17%. The increase was due primarily to an increase of $0.4 million in professional services and an increase of $0.4 million in personnel-related costs, partially offset by a decrease of $0.2 million in indirect employee and facilities costs.

General and administrative expenses were $11.9 million and $10.2 million during the nine months ended September 30, 2020 and 2019, respectively, an increase of $1.7 million, or 16%. The increase was due primarily to an increase of $1.8 million in professional services and an increase of $0.2 million in personnel-related costs, partially offset by a $0.2 million decrease in indirect employee costs.

Interest and Other Income, Net

Interest and other income, net was $0.1 million and $0.5 million during the three months ended September 30, 2020 and 2019, respectively, a decrease of $0.4 million. The decrease was primarily due to a decrease in interest income on investments.

Interest and other income, net was $1.2 million and $1.7 million during the nine months ended September 30, 2020 and 2019, respectively, a decrease of $0.5 million. The decrease was primarily due to a decrease in interest income of $1.2 million, partially offset by a $0.7 million final contingent payment from a prior asset sale.

Recent Accounting Pronouncements

Refer to “Recently Adopted Accounting Pronouncements” included in Note 2, Summary of Significant Accounting Policies, in the “Notes to the Condensed Consolidated Financial Statements” in this Form 10-Q.

Liquidity and Capital Resources

As of September 30, 2020, we had $104.1 million of cash, cash equivalents and investments. For the nine months ended September 30, 2020, we had a $37.3 million net loss and $32.9 million cash used in operating activities. We have an accumulated deficit of $295.9 million as of September 30, 2020. Our primary uses of cash are to fund operating expenses, including research and development expenditures and general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

We believe that our existing capital resources, including cash, cash equivalents and investments will be sufficient to meet our projected operating requirements for at least the next 12 months from the date of this filing. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. We plan to continue to fund losses from operations and capital funding needs through future equity and/or debt financings, as well as potential additional asset sales, licensing transactions, collaborations or strategic partnerships with other companies. We have effective registration statements on Form S-3 that enable us to sell up to $170.0 million in securities. The sale of additional equity or convertible debt could result in additional dilution to our stockholders. The incurrence of indebtedness would result in debt service obligations and could result in operating and financing covenants that would restrict our operations. Licensing transactions, collaborations or strategic partnerships may result in us relinquishing valuable rights. We can provide no assurance that financing will be available in the amounts we need or on terms acceptable to us, if at all. If we are not able to secure adequate additional funding we may be forced to delay, make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, and/or suspend or curtail planned programs. Any of these actions could materially harm our business.

The following table summarizes our cash flows for the periods presented (in thousands):

	Nine Months Ended September 30,
	2020	2019
Cash used in operating activities	$(32,934)	$(35,524)
Cash (used in) provided by investing activities	(17,888)	26,952
Cash provided by financing activities	60,376	327
Net increase (decrease) in cash, cash equivalents and restricted cash	$9,554	$(8,245)

Cash Flows from Operating Activities

Cash used in operating activities for the nine months ended September 30, 2020 was $32.9 million, due primarily to a net loss of $37.3 million, and the change in our net operating assets and liabilities of $1.6 million, due primarily to a $13.4 million decrease in accounts receivable, a $2.2 million increase in accrued compensation and other accrued liabilities and a $0.2 million decrease in prepaid and other assets, partially offset by a $14.2 million decrease in deferred revenue related to the Biogen Agreement.

Cash used in operating activities for the nine months ended September 30, 2019 was $35.5 million, due primarily to a net loss of $41.6 million, and the change in our net operating assets and liabilities of $3.4 million, due primarily to a $0.9 million increase in accounts payable and a $2.9 million increase in accrued compensation and vendor payments, offset by an increase in prepaid and other assets. Non-cash charges of $2.5 million were recorded for stock-based compensation.

Cash Flows from Investing Activities

Cash used in investing activities for the nine months ended September 30, 2020 was $17.9 million, due primarily to $91.7 million in purchases of investments, partially offset by $74.1 million in proceeds from maturities of investments.

Cash provided by investing activities for the nine months ended September 30, 2019 was $27.0 million, due primarily to $134.0 million in proceeds from maturities of investments, partially offset by $107.0 million in purchases of investments.

Cash Flows from Financing Activities

Cash provided by financing activities for the nine months ended September 30, 2020 was $60.4 million, due to $32.0 million in net proceeds from the issuance of common stock related to our public offering in February 2020, $28.0 million in net proceeds from the issuance of common stock related to our public offering in June 2020, and $0.4 million in stock grants and option exercises.

Cash provided by financing activities for the nine months ended September 30, 2019 was $0.3 million, due primarily to proceeds from issuance of common stock related to the Company’s Employee Stock Purchase Plan and stock option exercises under the Company’s 2018 Omnibus Incentive Plan.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Available information

Our corporate website address is www.catalystbiosciences.com. We use the investor relations page of our website for purposes of compliance with Regulation FD and as a routine channel for distribution of important information, including news releases, analyst presentations, financial information and corporate governance practices. Our filings with the SEC are posted on our website and available free of charge as soon as reasonably practical after they are electronically filed with, or furnished to, the SEC. The SEC's website, www.sec.gov, contains reports, proxy statements and other information regarding issuers that file electronically with the SEC. The content on any website referred to in this Quarterly Report on Form 10-Q is not incorporated by reference in this Form 10-Q unless expressly noted. Further, the Company’s references to website URLs are intended to be inactive textual references only.

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

However, because of the short-term nature of the instruments in our portfolio, a sudden change in market interest rates would not be expected to have a material impact on the fair market value of our investment portfolio. As of September 30, 2020, we had cash and cash equivalents and investments of $104.1 million, which included bank deposits and money market funds, and investments of $79.2 million. Accordingly, we do not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our investment portfolio.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

As of September 30, 2020, we have not experienced any significant impact to our internal controls over financial reporting despite the fact that most of our employees who are involved in our financial reporting processes and controls are working remotely due to the COVID-19 pandemic. The design of our processes and controls allow for remote execution with accessibility to secure data. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified during the quarter ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

EXHIBIT INDEX

Exhibit Number	Description

10.1	Second Amendment to Office Lease, dated July 17, 2020, by and between 611 Gateway Center, L.P. and Catalyst Biosciences, Inc.

10.2	Offer Letter by and between Clinton Musil and Catalyst Biosciences, Inc. dated June 9, 2020.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of September 30, 2020 (unaudited) and December 31, 2019; (ii) the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2020 and 2019 (unaudited); (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2020 and 2019 (unaudited); (iv) the Condensed Consolidated Statement of Stockholders’ Equity as of September 30, 2020 and September 30, 2019 (unaudited); (v) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2020 and 2019 (unaudited); and (vi) the Notes to Unaudited Interim Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CATALYST BIOSCIENCES, INC.

Date: November 5, 2020	/s/ Nassim Usman, Ph.D.
Nassim Usman, Ph.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 5, 2020	/s/ Clinton Musil
Clinton Musil
Chief Financial Officer
(Principal Financial Officer)