Form 10-K
period 2020-12-31
CATALYST BIOSCIENCES, INC.
filed 2021-03-04
CIK 1124105

002018 $480,800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to

Commission file number: 000-51173

Catalyst Biosciences, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	56-2020050
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

611 Gateway Blvd. Suite 710 South San Francisco, California	94080
(Address of Chief Executive Offices)	(Zip Code)

(650) 871-0761

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock	CBIO	NASDAQ

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).    Yes  ☐    No  ☒

As of February 25, 2021, the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 31,331,027. The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2020, was $128,362,589.

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

•	the results and timing of clinical trials and the possible commencement of future clinical trials;
•	conditions for obtaining regulatory approval of our product candidates;
•	submission and timing of applications for regulatory approval;
•	the impact of the United States (U.S.) Food and Drug Administration (“FDA”) and other government regulations on our business;

•	uncertainties associated with obtaining and protecting patents and other intellectual property rights, as well as avoiding the intellectual property rights of others;
•	products and companies that will compete with the products we license to third-party collaborators;
•	the possibility we may commercialize our own products and build up our commercial, sales and marketing capabilities and other required infrastructure;
•	our employees, including the number of employees and the continued service of key management, technical and scientific personnel;
•	our future performance and obligations under agreements we have entered into, such as our collaboration agreement with Biogen;
•	our future performance and our expectations regarding our ability to achieve profitability;
•	requirements for us to purchase supplies and raw materials from third parties, and the ability of third parties to provide us with required supplies and raw materials;
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

Overview

We are a research and clinical development biopharmaceutical company focused on addressing unmet medical needs in disorders of the complement and coagulation systems. Proteases are the natural regulators of these biological systems. We engineer proteases to create both improved or novel molecules to treat diseases that result from dysregulation of the complement and coagulation cascades. Our protease engineering platform has generated two late-stage clinical programs including marzeptacog alfa (activated) (“MarzAA”), a subcutaneously (“SQ”) administered next-generation engineered coagulation Factor VIIa (“FVIIa”) for the treatment of episodic bleeding in subjects with rare bleeding disorders. Our complement pipeline includes a preclinical program partnered with Biogen International GmbH (“Biogen”) for dry age-related macular degeneration (“AMD”), an improved complement factor I protease for SQ prophylaxis in patients with complement factor I (“CFI”) deficiency and C4b-degraders designed to target disorders of the classical complement pathway as well as other complement programs in development.

The product candidates generated by our protease engineering platform have improved functional properties such as longer half-life, improved specificity, higher potency and increased bioavailability. These characteristics potentially allow for improved efficacy, SQ administration of recombinant coagulation factors and complement inhibitors, or less frequently dosed intravitreal therapeutics.

Our most advanced product candidate is MarzAA, a next-generation SQ FVIIa that is entering a registrational Phase 3 trial (MAA-304) in patients with Hemophilia A or B with inhibitors. We also plan to initiate a Phase 1/2 trial of MarzAA in Factor VII Deficiency, Glanzmann Thrombasthenia, and Hemophilia A with inhibitor patients on prophylaxis Hemlibra for treatment of episodic bleeding (MAA-202).

Our complement portfolio is led by the development candidates CB 4332 and CB 2782-PEG. CB 4332 is a wholly-owned first-in-class improved CFI intended for lifelong prophylactic SQ administration in individuals with CFI deficiency. CB 2782-PEG is a potential best-in-class C3 degrader product candidate in preclinical development for the treatment of dry AMD that we have licensed to Biogen. We have several engineered protease programs in discovery or early non-clinical development. These programs all target diseases caused by deficient regulation of the complement system.

Our next most advanced hemophilia product candidate is dalcinonacog alfa (“DalcA”), a next-generation SQ FIX, which has shown efficacy and safety in a Phase 2b clinical trial in individuals with Hemophilia B. We have a discovery stage Factor IX gene therapy construct, CB 2679d-GT for Hemophilia B, that has demonstrated superiority compared with the Padua FIX variant in preclinical models.

The following table summarizes our current development programs.

Both MarzAA and DalcA have received orphan drug designation in the U.S. and in the European Union (“E.U.”); MarzAA, for routine prophylaxis to prevent bleeding episodes in individuals with Hemophilia A and B with inhibitors, and DalcA, for routine prophylaxis to prevent bleeding episodes for Hemophilia B patients. In addition, the U.S. Food and Drug Administration (the “FDA”) has granted Fast Track designation for MarzAA for the treatment of episodic bleeding in patients with Hemophilia A or Hemophilia B with inhibitors. We control worldwide development, manufacturing and commercialization rights of both MarzAA and DalcA, except for the commercialization rights of DalcA in South Korea. We estimate the global market opportunity for MarzAA and DalcA to be approximately $4.0 billion: $2.2 billion for the Factor VIIa market and $1.8 billion for the Factor IX (“FIX”) market.

In the CB 4332, enhanced CFI program, we intend to commence enrollment of an observational trial in mid-2021 to assess CFI activity and genotype patients who have diseases related to CFI deficiency in order to identify those who would benefit from CB 4332 treatment. This will prepare us for a P1/2 clinical study of CB 4332 in 2022. CB 4332 is intended to restore the missing physiological complement regulation in patients with absent, low or aberrant CFI. There are currently no approved options for protein replacement therapy in CFI deficiency, nor are there any in clinical development. We estimate that the market for CB 4332 in patients with atypical hemolytic uremic syndrome (“aHUS”), complement 3 glomerulopathy (“C3G”) and immune complex mediated membranoproliferative glomerulonephritis (“IC-MPGN”) is approximately $500 million, with additional potential opportunities for patients who are CFI deficient with indications outside of nephrology, such as to prevent severe infections and recurrent inflammatory histopathologies. The size of the market for these potential opportunities is estimated to be approximately $12.0 billion by 2026. This patient population is likely significantly underdiagnosed and appears to be growing as more awareness about the clinical manifestation of complete CFI deficiency emerge. There are a number of dry AMD patients who have genetic abnormalities in their CFI gene that may be an important driver of their disease.

Additionally, we are currently developing a portfolio of next generation specific complement degraders based on CB 4332 and designed to target disorders of the classical or alternative pathways.

There are currently no approved drugs for treating dry AMD. Dry AMD is estimated to have a $5.0 billion market opportunity which could grow to over $18.0 billion by 2028 with no approved drugs on the market. We entered into an exclusive worldwide license and collaboration agreement with Biogen (“Biogen Agreement”) in late 2019 for the development and commercialization of CB 2782-PEG. We received a $15.0 million upfront payment from Biogen in

January 2020 and are eligible to receive up to $340.0 million in milestone payments and tiered royalties for worldwide net sales of this product candidate up to low double-digits.

We are experiencing operational and other challenges as a result of the novel coronavirus disease (“COVID-19”) global pandemic, which have delayed our enrollment in MAA-304 and MAA-202, and which may delay or halt our development in our programs. See the section entitled “Risk Factors” for further discussion of the current and expected impact on our business and development programs.

Hemostasis

Background on Hemophilia. Hemophilia is a rare and serious bleeding disorder that results from a genetic or an acquired deficiency of a factor required for normal blood coagulation. There are two major types of hemophilia: Hemophilia A and Hemophilia B, caused by abnormalities in coagulation Factor VIII or Factor IX, respectively. Deficiencies in these factors reduce the ability of the affected individuals to form clots and stop bleeding. The disease is X chromosome-linked, meaning that most people who inherit the disorder and suffer from bleeding are male; however, female carriers of mutations in Factor VIII or Factor IX can also have reduced coagulation factor levels and resultant bleeding. Hemophilia A occurs in approximately 1 in 5,000 male births, and Hemophilia B in approximately 1 in 20,000 male births. The estimated number of patients with hemophilia worldwide is 1.1 million, of whom 418,000 are estimated to have severe hemophilia. The prevalence of severe Hemophilia A and Hemophilia B in the United States is approximately 20,000 patients. Patients with hemophilia suffer from spontaneous and traumatic bleeding episodes that can become limb- or life-threatening. In cases of severe hemophilia, spontaneous bleeding into muscles or joints is frequent and often results in disabling irreversible joint damage. Currently there is no cure for hemophilia.

Hemophilia Management and Opportunities for a New Paradigm with SQ Therapy. Current hemophilia treatments involve on-demand management of acute bleeding episodes or prophylactic treatment using factor replacement or bypassing therapy. Replacement therapy involves frequent IV administration of the missing factors to prevent or stop bleeding. IV infusion is invasive, painful, time consuming and particularly challenging to administer to children. Often times, patients must seek assistance of a health professional for the IV infusion.

Another significant challenge in managing patients with hemophilia is the risk for development of inhibitors, which are neutralizing anti-drug-antibodies (“nAbs”) that reduce the efficacy of the factor replacement. This occurs in approximately 30% of Hemophilia A and 5-10% of Hemophilia B patients. Inhibitor patients must be treated with bypassing agents to achieve coagulation in the absence of effective factor levels.

Currently, two types of IV bypassing treatments exist: recombinant activated coagulation factor VII (rFVIIa: NovoSeven RT and SEVENFACT) and activated prothrombin complex concentrates (e.g., FEIBA). rFVIIa is currently the leading bypassing agent for on-demand treatment in inhibitor complicated hemophilia. rFVIIa has proven effective in multiple rare bleeding disorders, including Hemophilia A or B with inhibitors, Severe Factor VII Deficiency, Glanzmann Thrombasthenia, and Acquired Hemophilia A. NovoSeven RT sales for 2019 were $1.2 billion. FEIBA is also administered for acute bleeding but its effect is reduced by the need for frequent dosing and the risk of anaphylaxis and renal side effects in Hemophilia B with inhibitor patients. All of these bypassing agents are administered intravenously, making them cumbersome to administer and have relatively short half-lives, often requiring multiple infusions to treat a bleed. Although FEIBA is approved for prophylaxis, it must be administered by IV infusion every other day and the rFVIIa products are generally not used for routine prophylaxis.

We believe SQ dosing is the future for the treatment of hemophilia and other rare benign hematology indications. Our nonclinical and clinical studies have shown that MarzAA is nine-fold more potent than NovoSeven RT and that DalcA is 22-fold more potent than BeneFIX. The enhanced potency of MarzAA and DalcA allows for SQ dosing using a small volume, which we believe will provide for more effective, durable and convenient treatments of spontaneous bleeds with MarzAA and prophylactic protection with MarzAA and DalcA, especially for children and adults with difficult IV access. In late 2018 Hemlibra®, a bispecific antibody mimicking FVIIIa, was approved for SQ prophylaxis in Hemophilia A with or without inhibitors but Hemlibra cannot treat breakthrough bleeding.

MarzAA Clinical Development. We are initiating a registrational Phase 3 trial (MAA-304) for our most advanced product candidate, MarzAA, a potent, subcutaneously administered, next-generation Factor VIIa variant.

The development program began with a Phase 1 clinical trial evaluating the pharmacokinetics and pharmacodynamics of MarzAA administered IV in patients with severe Hemophilia A and B with and without inhibitors. In this study, we demonstrated that single IV administration of doses of MarzAA ranging from 0.5 µg/kg/day to 30 µg/kg/day were safe and well tolerated. Moreover, there was a dose dependent increase in MarzAA antigen and activity levels with normalization of coagulation parameters at the higher dose levels.

In 2019, we successfully completed a Phase 2 open-label SQ prophylaxis trial that met all primary and secondary end points. The Phase 2 trial was designed to evaluate the efficacy of MarzAA in preventing bleeding episodes. The primary endpoint assessed the effect of MarzAA on the annualized bleed rate (“ABR”) at a subject’s final dose level, with each patient’s prior 6-month ABR serving as his own control. The secondary endpoints included safety, tolerability and lack of anti-drug-antibody or neutralizing antibody formation. Daily SQ administration for 50 days at an individual’s final dose of MarzAA significantly reduced the mean 6-month pre-study ABR from 19.8 to 1.6 during treatment (p<0.01). Additionally, the Proportion of Days with Bleeding (“PDB”), was significantly reduced from a 6-month pre-treatment mean of 12.3% to 0.8% during treatment (p<0.01). The median ABR and PDB were both reduced to zero during treatment, with seven of nine subjects experiencing no bleeds, either traumatic or spontaneous, at their final dose level. Subcutaneous treatment with MarzAA demonstrated an acceptable safety profile and was well tolerated. No anti-drug antibodies or inhibitors to MarzAA or thrombotic events were detected after administration of a total of 517 SQ doses. Subcutaneous administration prolonged the half-life of MarzAA to 16.6 hours so that trough levels of MarzAA before the next SQ dose are projected to be sufficient to provide bleed prevention.

We completed a Phase 1/2 PK/PD study (MAA-102) in 2020, to evaluate the pharmacokinetics and pharmacodynamics of ascending single dose levels of MarzAA and twice and thrice dosing of 60 µg/kg at 3-hourly intervals in individuals with Hemophilia A or B with or without inhibitors. The purpose of the trial was to determine if the timing and peak levels achieved were sufficient to treat episodic or breakthrough bleeding with SQ dosing and determine if increasing dose levels resulted in dose proportional pharmacokinetics. This trial, together with population pharmacokinetic simulations and preclinical studies of spontaneous joint bleeding, confirm that we have optimized dosing for the registrational Phase 3 trial (MAA-304). We reported final data from the trial at the International Society on Thrombosis and Haemostasis in July 2020, which demonstrated that MarzAA reaches target levels estimated to effectively treat episodic and breakthrough bleeds. In addition to prophylaxis efficacy in patients, multiple preclinical studies suggest that MarzAA has the potential to be used for treatment of episodic bleeding and supports further clinical testing to assess effectiveness to achieve hemostasis in the treatment of bleeding events in individuals with hemophilia with inhibitors or for other conditions.

Across all clinical studies we have treated a total of 46 subjects ranging from single IV to 44-97 days of daily SQ with no MarzAA anti-drug antibodies (ADAs) detected and an ISR rate of <1%.

In December 2020, we announced that the FDA had granted Fast Track designation for MarzAA. The Fast Track program is designed to facilitate and expedite the development and review of drug candidates that have demonstrated the potential to address an unmet medical need in treating serious diseases or conditions. A drug candidate with Fast Track designation is eligible for greater access to the FDA as well as a priority review and rolling review of the marketing application. We believe the FDA Fast Track designation validates MarzAA’s potential to improve patient care. As the only SQ delivered therapy in development for on-demand treatment of bleeding events, MarzAA is uniquely positioned to become an important addition to the treatment landscape.

The Phase 3 registration trial (MAA-304) is an open-label, global, multi-center, randomized, cross-over study, designed to evaluate the safety and efficacy of MarzAA for on-demand treatment of spontaneous or traumatic bleeding episodes, in adolescents and adults with congenital Hemophilia A or B with inhibitors, compared with Standard of Care, either IV rFVIIa or IV FEIBA. The study will enroll approximately 60 subjects to treat 244 eligible bleeding episodes with each treatment. The primary endpoint is hemostatic efficacy using a standard 4-point assessment scale at the 24-hour timepoint. The study will assess the effectiveness of SQ MarzAA, using up to three doses to treat a bleeding episode, compared with the Standard of Care. We plan to submit our first report to the Data and Safety Monitoring Board (“DSMB”) in 2021 and our final DSMB report in the middle of 2022.

We also plan to initiate a Phase 1/2 trial (MAA-202) of MarzAA for treatment of bleeding in Factor VII Deficiency, Glanzmann Thrombasthenia, and in individuals with Hemophilia A with inhibitors treated with Hemlibra in 2021 and to report interim PK data mid-year.

Interplay of On-demand Treatment of Bleed and Prophylaxis for Hemophilia Management. Our preclinical data has shown that SQ injections of MarzAA given one minute after injury, to mirror on-demand therapy, significantly reduced bleeding in animal models of Hemophilia A. In mice, reduction of bleeding after SQ administration of MarzAA was as efficient as NovoSeven RT administered IV. Moreover, bleeding was reduced in a dose-dependent manner when MarzAA was given 15 minutes prior to the injury. Moreover, SQ MarzAA was efficacious as a stand-alone therapy for treating spontaneous bleeding in rats and dogs with congenital Hemophilia A. Rats and dogs with hemophilia A present with spontaneous unprovoked bleeding as is seen in humans with hemophilia. These findings suggest that MarzAA has the potential to be used on-demand by SQ administration for treatment of acute bleeding episodes and supports further clinical testing for on-demand treatment of bleeds in individuals with hemophilia or Factor VII deficiency or other rare bleeding disorders.

Patients on prophylaxis with Hemlibra or other Factor replacement therapy may experience breakthrough bleeds – bleeding despite preventive treatment – or require additional treatments for certain procedures or surgery. Our preclinical data showed that MarzAA is expected to have a similar safety profile as NovoSeven when used in combination with Hemlibra. Specifically, when tested in vitro by the thrombin-generation assay with Hemophilia A plasma, both MarzAA and NovoSeven were equally effective at triggering blood coagulation at their respective clinically relevant concentrations without overshooting safe levels when combined with Hemlibra. Current therapies used with Hemlibra include FEIBA (a pro-coagulation complex) and NovoSeven. However, the concurrent administration of FEIBA with Hemlibra is associated with increased risk of thrombotic events (when a blood clot forms inside a blood vessel), requiring a boxed warning in the package insert. While NovoSeven is safe in patients on Hemlibra prophylaxis, it is administered by an IV infusion to treat a bleeding event. Ideally, add-on therapy for patients on SQ Hemlibra should be given subcutaneously. We believe MarzAA provides a potential SQ solution to this problem as a SQ rescue therapy for hemophilia patients experiencing breakthrough bleeds while on prophylaxis with SQ agents such as Hemlibra.

Complement. The complement system is a complex enzyme-based defense system depicted in the figure below, developed to protect the body from pathogens, such as viruses and bacteria. Similar to the coagulation system, the complement system employs a triggering mechanism followed by a cascading system of enzymatic proteins (proteases) that, when functioning properly, ultimately leads to the destruction and removal of the pathogen.

* Figure adapted from Mastellos et al., Clinical promise of next-generation complement therapeutics. Nature Reviews. 2019

Complement system disorders. Deficient or excessive activation of the complement system may lead to severe disorders, including micro thrombotic, autoimmune, and severe infectious diseases. Complement system disorders can be caused either by defects in the complement system that prevent an appropriate response to threats, or by the lack of complement inhibitor activity, which can cause the complement system to become hyperactive and become self-destructive. Either imbalance can have severe or even fatal consequences in affected individuals.

Complement Factor I Deficiency and CB 4332. CB 4332 is an engineered version of the CFI protease with an extended half-life that was designed for SQ use in patients with CFI deficiency. Even partial CFI deficiency can lead to several diseases including the following:

Atypical Hemolytic Uremic Syndrome (“aHUS”)

aHUS is a severe and life-threatening, ultra-rare disease characterized by chronic uncontrolled complement activation and the formation of blood clots in small blood vessels throughout the body, causing a reduction in platelet count (thrombocytopenia) and life-threatening damage to the kidney, brain, heart and other vital organs. In aHUS, clots in small vessels are common, and the disease is diagnosed based on a combination of hemolytic anemia, thrombocytopenia, and kidney impairment followed by testing for complement protein levels and/or aberrant genes. Disease manifestation can occur at any age and is often caused by a combination of environmental and genetic factors. Not all aHUS patients are CFI deficient, however, and a definitive diagnosis of CFI deficiency requires measurement of CFI antigen and/or activity eventually supplemented by genetic testing.

C3 Glomerulonephritis (“C3G”) and Immune Complex Membranoproliferative Glomerulonephritis (“IC-MPGN”)

C3G, or Complement 3 Glomerulonephritis and IC-MPGN represent a group of diseases that affects the kidneys caused by a dysregulated complement system. Symptoms of glomerulonephritis are related to a loss of normal kidney function, which includes vital functions such as removing wastes from the body, balancing body fluids, regulating blood pressure, and making the hormones that help make blood platelets and red blood cells. Signs can include blood and excess protein in the urine, edema, gout, infections, high blood pressure, fatigue and reduced alertness, lack of appetite, nausea and vomiting, difficulty sleeping, dry and itchy skin and muscle cramps.

Complete CFI Deficiency (“CFID”)

CFID may present with a variety of disease manifestations, such as recurrent invasive infections with encapsulated bacteria, but patients are also at risk for developing noninfectious diseases such as chronic inflammation of the blood vessels of the brain and/or spinal cord. Clinical presentations include invasive bacterial infections, peritonitis, meningitis, cutaneous IgA vasculitis and bacteremia. The heterogenous clinical presentation likely makes the disease significantly underdiagnosed and patients may experience life threatening emergencies that may have severe long-term impact on the quality of life. No real prophylaxis exists and patients often receive lifelong antibiotic treatment, which may cause a range of additional problems.

Currently, there are no therapeutic options approved to specifically replace the deficient CFI protein with a well-functioning CFI to treat these disorders. While not specifically targeting CFI deficiency, eculizumab and ravulizumab are indicated for use in aHUS. Neither eculizumab nor ravulizumab address the root cause of the CFI deficiency; instead, they are designed to prevent the downstream effects of uncontrolled complement activity. Patients with aberrant CFI may therefore still have uncontrolled complement activation downstream of CFI. This may cause deposition of complement proteins, for example, on red blood cells, and some CFI patients may have a worse prognosis than others even when on non-replacement therapy.

CB 4332 is designed to address this unmet need by providing a therapeutic option that corrects the root problem of these diseases by simple, fast and easy SQ administration. The total US and EU5 market potential in kidney disease caused by CFI deficiency such as aHUS, C3G, and IC-MPGN is estimated to be around $500M with a potential to grow as genetic and complement-specific diagnostics gain more widespread use. Similarly, diagnosis of CFI deficiency can be expected to grow in the future. The size of the market for these potential opportunities is estimated to be approximately $10.0 billion. This would represent a further upside to the market estimate as CFI deficiency may be significantly underdiagnosed at present.

Diseases of the Classical Complement Pathway. In healthy individuals, the classical complement pathway is triggered by antibody-pathogen interactions. Specifically, antibodies bind to pathogens and mark them as targets for destruction by the complement system. This lets the complement system know that an unwanted pathogen is present and needs to be destroyed and cleared.

In disease, however, the antibody mediated targeting affects an individual’s own cells, and the classical complement system triggers an uncontrolled self-destructive process, which can have dire consequences. This response involves complement proteins C1, C2, and C4, and modulating these factors could potentially treat disorders of the classical complement pathway in a way that leaves the alternative as well as common pathways intact to carry out their normal physiological functions.

Examples of disorders related to the classical complement pathway for which limited treatment options are available include the following:

Warm Autoimmune Hemolytic Anemia (“wAIHA”)

wAIHA is a hemolytic anemia where destruction of red blood cells “tagged” by antibodies may cause fatigue, shortness of breath, dizziness chest pain, decreased alertness, confusion, transient loss of consciousness and deregulation of heart rate and blood pressure. wAIHA is also associated with an increased risk of blood clots. Even after treatment, approximately 70% are at risk of developing recurrent episodes of hemolysis. The majority of people with wAIHA survive, although mortality rates of about 5% have been reported. Children may develop wAIHA, but it is more common among adults.

Cold Agglutinin Disease (“CAD”)

Similar to wAIHA, CAD is a hemolytic anemia with similar symptoms. CAD is, however, triggered by cold temperatures. In addition to symptoms mentioned above, patients with CAD may have cold and/or discolored feet or hands. CAD can also cause potentially fatal thrombotic events. Current treatments include blood transfusions, steroids or off-label rituximab often requiring patients to have recurring transfusions which may lead to iron overload. CAD can also be seen in association with some cancers.

Generalized Myasthenia Gravis (“gMG”)

Myasthenia gravis is a neuromuscular disease caused by an antibody-mediated autoimmune response in which the complement system inappropriately attacks receptors in muscles that receive nerve impulses. gMG patients suffer profound muscle weakness throughout the body, resulting in slurred speech, impaired swallowing and choking, double vision, upper and lower extremity weakness, disabling fatigue, shortness of breath due to respiratory muscle weakness and episodes of respiratory failure. In 2017, eculizumab was approved for gMG in patients who are anti-acetylcholine receptor antibody-positive. As described elsewhere in this prospectus supplement, eculizumab does not directly modulate the classical pathway hyperreactivity that is causing the disease.

Guillain-Barré Syndrome (“GBS”)

GBS is a severe disorder where the complement system triggered by an infection also attacks innocent bystander nerve cells resulting in muscle weakness, inability to climb stairs or walk, double vision or inability to move eyes, severe cramp-like pain, lack of bladder control or bowel function as well as impaired ability to breathe. Although most people recover from GBS, the mortality rate has been reported at about 5%.

Amyotrophic Lateral Sclerosis (“ALS”)

ALS is a motor neuron disease that can cause symptoms similar to those of gMG. The weakness eventually affects chewing, swallowing, speaking and breathing. People with ALS are also at increased risk for acute inflammation of the lungs, caused by the inhalation of food or stomach contents due to loss of control of the muscles normally preventing this whereas pain is uncommon as is the loss of bladder control and senses.

Multifocal Motor Neuropathy (“MMN”)

MMN is a rare disease characterized by slowly progressive muscle weakness, primarily of the arms and legs due to antibody-initiated complement activation. There is often asymmetric muscle weakness in the hands and lower arms as well as cramping, involuntary contractions or twitching, wrist or foot drop and wasting of affected muscles. Men are more frequently affected than women and men tend to be diagnosed at a younger age.

Systemic Lupus Erythematosus (“SLE”)

SLE is an autoimmune disorder causing widespread inflammation and tissue damage in the affected organs. It can affect the joints, skin, brain, lungs, kidneys, and blood vessels. Accordingly, affected individuals can present with a variety of symptoms including fatigue, skin rashes, fevers, and pain or swelling in the joints. The symptoms may wax and wane and come in “flares” that can be more or less frequent. Other symptoms of SLE can include sun sensitivity, ulcers in the mouth, joint and lung disease, heart and kidney problems, seizures, psychosis, and blood cell and immunological abnormalities.

Lupus Nephritis (“LN”)

LN is a nephritic complication of SLE induced by autoantibody-initiated complement activation in which the symptoms share many similarities with those of other kidney disorders including blood and proteins in the urine, high blood pressure, edema and high levels of creatinine in the blood. Treatment is generally unspecific and may involve immunosuppressants, dialysis, or kidney transplantation.

Schizophrenia	Schizophrenia is a complex disorder. Growing evidence points to imbalances in the classical pathway, such as C4 hyperreactivity, that may be involved in aberrant pruning of nerve cell interactions.

In general, these disorders have large patient populations. For example, it is estimated that across the US/EU5 markets there are: 32,000 patients with ALS; 76,000 with wAIHA; 129,000 with gMG; 13,000 with GBS; 22,000 with CAD; 4,000 with MMN, and 372,000 and 129,000 with SLE and LN, respectively. Taken together as a whole the classical pathway disorders either have no approved therapies or severe unmet needs exists that if addressed by successful drug candidates could significantly improve patient outcomes and become great commercial successes.

Catalyst protease programs in complement. We believe that engineered proteases have a unique potential to address disorders driven by dysregulated biological processes and are differentiated by circumventing certain limitations of small molecule and antibody-based therapeutics. Two examples of biological processes/systems that can be targeted by engineered proteases are the coagulation and complement systems. In both systems one protease molecule can modulate tens, hundreds, thousands, or even more target molecules, either activating or inactivating them. This is because a protease therapeutic is not consumed in the process of cleaving or degrading its target. Therefore, smaller amounts of protease-based drug molecules can have a profound impact on biological regulatory pathways. In comparison, small molecule drugs normally only inhibit a single target molecule per drug molecule and antibodies inhibit two at best. Proteases do not have this inherent limitation. Moreover, proteases lend themselves well to half-life extension allowing infrequent and convenient administration.

We currently have several protease programs in preclinical discovery or early non-clinical development. Common to the programs is that they target diseases caused by deficient regulation of the complement system. One ocular program for dry AMD is partnered with Biogen; the remaining complement programs are focused on systemic complement disorders and are wholly owned by Catalyst.

CB 2782-PEG for dry AMD (Biogen collaboration). CB 2782-PEG is an engineered pegylated C3 degrader that we designed with a best-in-class anti-C3 profile for dry AMD. Dry AMD is an ocular disease leading to vision loss and blindness for which there is currently no approved therapies. Complement hyperreactivity plays an important role in dry AMD. Using the protease CB 2782-PEG to degrade C3 allows for the neutralization of C3 activity. It is expected that maintaining low C3 in the eye can significantly slow disease progression in dry AMD in patients who would otherwise lose their vision over time. The global market potential in dry AMD has been estimated to be $8.6 billion which could grow to over $18.0 billion by 2028. In December 2019, we entered into a License and Collaboration Agreement with Biogen for the development and commercialization of CB2782-PEG.

C4b degraders for classical pathway disorders. A key regulation of the classical pathway occurs at the level of C2/C4. Specifically, CFI together with co-factors, cleave and inactivate C4b to appropriately limit the downstream response. However, in diseases of the classical complement pathway, this regulatory step can be overwhelmed by too much upstream activity leading to uncontrolled downstream complement activation, even in people with normal CFI, ultimately resulting in destruction of the patient’s own cells. We are engineering specific and potent C4b degraders to counteract this imbalance to alleviate disease in disorders of classical pathway hyperactivity by engineering an existing regulatory mechanism to become more effective and thereby applicable in individuals with normal CFI levels. By taking this approach we leverage existing biological functions and aim to specifically address fundamental deficiencies in the way current and future antibody and small molecule-based therapeutics work. Our engineered C4b degrader program aims to leverage the same SQ delivery and high-yield production process used for CB 4332. Notably, although we have not chosen a disorder for our first clinical trial with a C4b degrader, the concept is designed to work across disorders of the classical pathway irrespective of the patients CFI genotype.

Future programs currently in discovery. We have additional early stage complement targeted discovery programs that have not yet been disclosed. The programs target different proteins from C3b and C4b.

Complement intellectual property. The United States Patent and Trademark Offices issued a patent covering Catalyst’s portfolio of engineered proteases that selectively cleave and degrade complement Factor 3 (C3), including the lead candidate CB 2782-PEG, a potential best-in-class treatment for dry AMD currently in development and under a license and collaboration agreement with Biogen. These modified proteases inhibit complement activation and have the potential to treat multiple diseases in which complement activation plays a role. The newly issued patent provides protection until at least 2038. Our portfolio encompasses additional issued IP and pending applications in the complement space across a range of targets and protease scaffolds.

DalcA Clinical Development. DalcA is a next-generation SQ Factor IX product candidate for the prophylactic treatment of individuals with Hemophilia B, which completed a Phase 2b study in 2020.

We completed a Phase 1/2 SQ dosing trial that evaluated the safety and efficacy of DalcA in patients with severe Hemophilia B in a collaboration with ISU Abxis. The study objective was to demonstrate the feasibility of increasing Factor IX activity levels from approximately 1% (severe hemophilia) to greater than 12% (mild hemophilia corresponding to a reduced risk of spontaneous joint bleeds) with daily SQ injections. DalcA maintained protective Factor IX activity levels of 12-30%. Mild to moderate injection site reactions were reported and all resolved spontaneously without sequelae. Two subjects, who were cousins with the same rare Factor IX mutation, developed nAbs, one transiently. The nAbs were specific to DalcA (did not bind to wild-type Factor IX) and therefore did not interfere with the patients’ ability to resume use of their prior Factor IX therapy. Thus, the nAbs to DalcA are not referred to as inhibitors. We completed a comprehensive investigation of the root cause of the nAbs in 2018 and concluded that the immunogenic potential of DalcA was low and similar to that of commercial Factor IX products. Furthermore, the drug product quality of DalcA was shown to be comparable to commercial Factor IX products.

In 2020, we completed an open-label Phase 2b study to evaluate the ability of DalcA to maintain steady state protective Factor IX levels above 12% in six individuals with severe hemophilia B. Each subject received a single intravenous dose, followed by daily SQ doses of DalcA for 28 days during which FIX activity levels, clotting parameters, half-life, safety, tolerability and anti-drug antibody formation were monitored.

At the World Federation of Hemophilia Virtual Summit in June 2020, we reported that 28 days of daily SQ dosing of DalcA at 100 IU/kg achieved protective target FIX levels of >12% in all participants, with FIX levels of up to 27% and a half-life of 2.5 to 5.1 days. No bleeds were reported during the 28 days of dosing and the 5 day wash-out, demonstrating effective prophylaxis and the potential for lower or less frequent dosing. Injection volumes were less than 1 mL. One subject withdrew on day 7 after reporting injection site reactions (“ISR”) from the first 3 SQ doses. No neutralizing anti-drug antibodies were detected, and no serious adverse events were reported. A single non-neutralizing anti-drug antibody to DalcA was observed at the end of study time point and had no clinical effect. Some subjects reported mild ISR of pain and/or redness, primarily with the initial injections. No thrombotic events occurred, and blood coagulation markers did not show any prothrombotic signals.

Factor IX Gene Therapy. Our Factor IX gene therapy construct CB 2679d-GT has demonstrated a 2-fold to 3-fold higher activity resulting in improved clotting time and blood loss in a preclinical Hemophilia B mouse model compared with the Padua variant of Factor IX. Fidanacogene elaparvovec (Pfizer/Spark), AMT-061 (uniQure),TAK-748 (Takeda) and FLT180A (Freeline) use the Padua FIX variant as the transgene in their AAV-based gene therapy clinical programs. Fidanacogene elaparvovec, AMT-061 and FLT180A have demonstrated encouraging Factor IX levels in their respective Phase 1/2 and Phase 2/3 studies with median Factor IX activity levels in the upper end of the mild to normal ranges. By its increased activity, CB 2679d-GT has the potential to reach higher Factor IX activity levels at lower vector doses which could improve tolerability of the vector as well as efficacy of the transgene, and ultimately lower manufacturing costs.

We have licensed AAV technology from The Board of Trustees of The Leland Stanford Junior University (“Stanford”) and are currently optimizing the vector under a sponsored research agreement with Stanford. Data presented at European Association for Haemophilia and Allied disorders (“EAHAD”) in February 2020 show that the combination of our proprietary potency enhanced CB 2679d-GT Factor IX construct with a novel chimeric AAV capsid may reduce the vector dose required in gene therapy while maintaining high Factor IX levels. We reported at the World Federation of Hemophilia Virtual Summit in June 2020 that studies of CB 2679d-GT in Hemophilia B mice have demonstrated a 4-fold reduction in blood loss and an 8-fold reduction in bleeding time when compared with the same dose of the Padua variant of FIX. We also reported that in a non-human primate study evaluating expression and tolerability, CB 2679d-GT in the novel chimeric capsid KP1 was well tolerated with high FIX expression that stabilized to approximately 25% to 50% FIX above baseline levels at the 6-week interim data cutoff. The novel chimeric capsid had differentiated and superior response to anti-capsid neutralizing antibodies compared to that observed for the LK03 comparator during the screening of non-human primates for the study.

Our Strategy

We are building a protease medicines company. Our portfolio of engineered protease therapies is designed for individuals with disorders of the complement and coagulation systems who need new or better treatment options. Our overall strategy builds on our belief that proteases can uniquely be engineered to improve their properties as potential drugs, for example by circumventing limitations of small molecule and antibody-based therapies. We are focused on building a portfolio of closely linked, yet highly differentiated drug candidates that leverages the unique attributes of proteases. Key focus areas for us in the near and longer term include:

Complement Therapeutics:

o	Invest in multiple differentiated systemic complement regulation programs with our proprietary protease engineering platform.

o	Initiate clinical trial(s) with CB 4332 including an observational trial and a Phase 1/2 trial.

o	Advance C4b-degraders and other novel complement programs into clinical development.

Hemostasis Therapeutics:

o	Initiate and complete a registrational Phase 3 trial for the treatment of acute bleeds.

o	Expand clinical development of MarzAA in additional indications.

o	Complete formulation studies of DalcA.

Leverage the protease engineering platform to develop novel differentiated therapeutics:

o	Focus on rare systemic disorders amenable to engagement by proteases and where clear unmet needs exist.
o	Engineer drug candidates that have applications across multiple indications.
o	Utilize existing processes across candidates and programs to achieve platform benefits.
o	Strategically develop candidates with a fast to clinic approach.
o	Develop therapeutics with infrequent, convenient SQ administration.

Collaborations

MarzAA. In 2009, we licensed MarzAA to Wyeth Pharmaceuticals, Inc. (“Wyeth”). Wyeth was subsequently acquired by Pfizer, Inc. (“Pfizer”) who terminated the license and collaboration agreement after completing a Phase 1 IV trial. Pursuant to the collaboration termination agreement, in exchange for the rights to certain Pfizer technology, we agreed to make payments to Pfizer in an aggregate amount equal to up to $17.5 million, payable upon the achievement of clinical, regulatory and commercial milestones. Following commercialization of any covered product, Pfizer would also receive a single-digit royalty on net product sales on a country-by-country basis for a predefined royalty term. In February 2018, we paid Pfizer a $1.0 million milestone payment based on the dosing of the first patient in a Phase 2 study.

DalcA. We collaborated with ISU Abxis (“ISU”), in the early development of DalcA. Under the collaboration agreement, ISU conducted the Phase I clinical trial of DalcA and was responsible for all manufacturing activities for the Phase 1 clinical trial. Pursuant to the agreement, as amended in December 2018, ISU is entitled to a low single-digit royalty payment, on a country-by-country basis, for net product sales of DalcA by the Company or its affiliates in each country other than South Korea. ISU is also entitled up to $19.5 million in milestone payments, of which $2.5 million are regulatory and development milestone payments and up to $17.0 million in commercial milestone payments.

CB2782-PEG. In 2019, we agreed to collaborate with Biogen to develop and commercialize CB 2782-PEG and our other anti-C3 proteases for potential treatment of dry AMD and other disorders. We will perform preclinical and manufacturing activities, and Biogen will be solely responsible for funding the preclinical and manufacturing activities and performing investigational new drug (“IND”)-enabling activities, worldwide clinical development, and commercialization. We received a $15.0 million upfront payment from Biogen in January 2020 and are eligible to receive up to $340.0 million in milestone payments, along with tiered royalties for worldwide net sales of this product candidate up to low double-digits.

We also collaborated with Mosaic Biosciences (“Mosaic”) in the development of our Complement product candidates including CB 2782-PEG. Under the collaboration agreement, as amended in December 2019, Mosaic will perform all future services for an FTE-based fee. Pursuant to a subsequent amendment in May 2020, Mosaic received a one-time cash payment of $0.8 million and is eligible to receive up to $4.0 million in potential future milestone payments for regulatory and clinical development milestones resulting from the development of CB 2782-PEG and an additional anti-complement product candidate payable in cash or common stock at the Company’s election. As a result, we now own one hundred percent of all future payment streams related to these product candidates.

Competition

Our product candidates will face competition from approved therapeutics. Competition for our product candidate pipeline comes primarily from large, well-established pharmaceutical companies, who have greater financial resources and expertise in research and development, manufacturing, conducting clinical trials, and marketing approved products. Mergers and acquisitions within the pharmaceutical and biotechnology industries may further concentrate competitors’ resources. We are not only competing with these companies in terms of technology, but also in recruiting and retaining qualified scientists and management personnel, in establishing partnerships with clinical trial sites, and in enrolling individuals into clinical trials.

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
o

Novo Nordisk’s NovoSeven RT is an intravenous recombinant Factor VIIa indicated for treatment of bleeding episodes in individuals with Hemophilia A or B with an inhibitor to Factor VIII or Factor IX. NovoSeven was approved in 1999 and was approved as a room temperature formulation “NovoSeven RT” in 2008. The treatment has since been approved for on demand use in individuals with Factor VII deficiency and Glanzmann thrombasthenia, but not for prophylaxis. It is also approved for treatment of bleeding episodes and peri-operative management in adults with Acquired Hemophilia.

o

Takeda’s FEIBA is a plasma-based composition of coagulation factors indicated for intravenous on-demand and prophylactic use in the treatment of individuals with Hemophilia A or B with inhibitors. FEIBA has been on the market for more than 30 years.

o

Roche’s Hemlibra (emicizumab-kxwh), a bispecific Factor IXa-Factor X monoclonal antibody is indicated for routine SQ prophylaxis in adults and children with Hemophilia A with a Factor VIII inhibitor. Emicizumab received approval from the FDA in 2017. Emicizumab cannot treat episodic bleeding.

o

HEMA Biologics’ SEVENFACT is an intravenous recombinant Factor VIIa indicated for treatment of bleeding episodes in individuals with Hemophilia A or B with or without an inhibitor to Factor VIII or Factor IX approved in 2020.

•

In addition to currently approved products, several other companies including Novo Nordisk, Pfizer, Genzyme and others are developing SQ agents for the treatment of Hemophilia A or B with or without inhibitors or Hemophilia B with inhibitors using a variety of technologies.

•

Factor IX Competition: BeneFIX, a recombinant Factor IX indicated for treatment of individuals with Hemophilia B, was approved in 1997 and is marketed by Pfizer. In addition, Alprolix, a Factor IX-Fc fusion product was approved in 2014 and is marketed by Sanofi Aventis and Swedish Orphan Biovitrum (“SOBI”) in Europe, Russia, North Africa and the Middle East. Idelvion, a Factor IX-albumin fusion product marketed by CSL Behring was approved by the FDA in 2016. Idelvion is approved for weekly dosing for adolescents and adults and bi-weekly at a higher dose for those same patients if well controlled on the original regimen. It is approved for weekly in patients <12 years of age. Novo Nordisk’s glycopegylated-Factor IX product Rebinyn® was approved by the FDA in 2017 but is not indicated for routine prophylaxis in the U.S. Rebinyn is approved for on-demand treatment and control of bleeding episodes as well as Perioperative management of bleeding.

•

Factor IX Gene Therapy Competition: While there are no currently approved Factor IX gene therapy treatments for Hemophilia B, several companies, are developing Factor IX gene therapy treatments in clinical studies.

•

Dry AMD Competition: While there are no currently approved treatments for dry AMD, several companies are developing cyclic peptide, aptamer, antibody or gene therapy based anti-complement product candidates for the treatment of dry AMD that are currently in clinical studies:

o

Apellis is conducting two Phase 3 studies to compare the efficacy and safety of intravitreal APL-2 therapy with sham injections in patients aged 60 years and older with GA secondary to AMD, which is scheduled to be completed in 2021.

o

Iveric Bio (formerly Ophthotech) is developing two therapies to treat GA secondary to dry AMD. Iveric Bio completed its Phase 2b clinical of Zimura® (avacincaptad pegol) with positive data in patients with dry AMD.

o

Gemini Therapeutics is developing “GEM103” a recombinant human complement factor H (“FH”) for patients with genetically well-defined dry AMD and “GEM104,” a recombinant human complement factor I as well as additional molecules in preclinical development for other genetically defined subpopulations of patients with dry AMD.

o

Gyroscope Therapeutics is developing “GT005” a gene therapeutic approach to expressing additional CFI in the patient’s eye after subretinal delivery. GT005 is being developed for a genetically well-defined subpopulation of patients with dry AMD.

•

Systemic Complement Factor I Deficiency Competition: There are currently no approved agents specifically targeting systemic factor I deficiency patients irrespective of the resultant disease phenotype being aHUS, C3G, IC-MPGN, invasive infections or any other. There are no approved therapies for C3G and IC-MPGN. There are, however, less specific treatment options on the market or in clinical development which may be applicable to some disease manifestations of systemic CFI deficiency, for instance aHUS and C3G.

o	Alexion Pharmaceuticals (to be acquired by AstraZeneca) markets eculizumab and ravulizumab for use in aHUS irrespective of the patients’ CFI status.

o

Apellis is conducting clinical development for APL-2 (pegcetacoplan), a pegylated peptide based C3 inhibitor, in IgA Nephropathy (“IgAN”), LN, Membranous Nephropathy (“MN”), C3G, and Dense Deposit Disease irrespective of the patients’ CFI status.

o	ChemoCentryx is developing CCX168 (avacopan), a twice daily oral small molecule inhibitor of the complement 5a receptor (“C5aR”) in C3G – currently in phase 2.

o

Novartis is conducting clinical development for iptacopan (“LNP023”), a small peptide complement factor B inhibitor. Iptacopan is in development for PNH, as well as C3G and several other rare renal diseases including IgAN, aHUS, and membranous nephropathy. Novartis expect first FDA filings in 2023. Iptacopan has received Rare Pediatric Disease Designation in C3G.

o

Omeros is developing OMS721 (“narsoplimab”). Narsoplimab is a human monoclonal antibody targeting mannan-binding lectin-associated serine protease-2 (“MASP-2”), the effector enzyme of the lectin pathway of the complement system. Clinical activities have been initiated in IgAN, LN, MN, & C3G and a phase 3 clinical program is underway in aHUS.

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

As more fully described below, as of December 31, 2020, our patent portfolio included approximately 72 patents; including 3 issued U.S. patents and 69 foreign granted and accepted patents, and 7 U.S. patent applications, plus an additional 5 pending foreign patent applications. We also rely on trade secrets and careful monitoring of our proprietary information to protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection.

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

We are aware of a patent family that includes issued patents in the United States, Australia, Israel, Malaysia, New Zealand, and Japan, and pending applications in Europe and Canada.  The patents and pending applications may include claims that may read on a contemplated Factor Xa (“FXa”) clinical candidate. There is prior art that we believe discloses subject matter on which a challenge to the patentability of such claims can be based. In the event that development of the FXa candidate is pursued we would, if necessary, consider appropriate action to challenge such claims.

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

All our patents and applications were internally developed and assigned to us, except for two granted South Korean patents that are co-owned. Members of the 4902 family, directed to screening methods (4 patents, including 2 of the issued U.S. patents) are jointly owned with the Torrey Pines Institute for Molecular Studies, which licensed its interest to us. Our current patents and patent applications include:

•

72 patents, including 3 issued U.S. patents, and 9 patent applications, including 4 pending U.S. patent applications, covering modified Factor VII polypeptides, including our lead product candidate, MarzAA, and methods of production of modified Factor VII polypeptides. The U.S. patents, with patent term adjustment, expire in 2029 and 2031. The foreign patents expire in 2029.

•

30 patents, including 4 issued U.S. patents, and 9 patent applications, including 1 U.S. patent application, covering modified Factor IX polypeptides, such as our clinical candidate DalcA, nucleic acid molecules encoding modified Factor IX polypeptides, or therapeutic uses. The U.S. patents and patent applications, including patent term adjustment, expire, or are expected to expire, respectively, in 2030-2031 and 2038, and the foreign patents and patent applications, if granted, expire, or are expected to expire, respectively, in 2031.

•

1 PCT patent application filed and 1 U.S. patent application in progress, covering adeno-associated viral vectors that have increased tropism for hepatocytes and encode modified factor IX polypeptides. The applications, if granted, are expected to expire in 2040.

•

63 patents, including 6 issued U.S. patents, and 33 patent applications, including 3 U.S. patent applications, covering novel proteases, nucleic acid molecules encoding novel proteases, or therapeutic uses. The U.S. patents and patent applications, including patent term adjustment, expire, or are expected to expire, respectively in 2025-2029 and 2038-2039, and the foreign patents and foreign patent applications, if granted, expire, or are expected to expire, respectively, in 2025-2027 and 2038-2039.

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

Drug Substance manufacturing

We have a long-term development and manufacturing services agreement with AGC Biologics, Inc. (“AGC”). AGC has global manufacturing sites and we use their facilities in the U.S. and Europe for drug substance manufacturing of MarzAA, DalcA, and CB 2782-PEG. We have successfully manufactured MarzAA to support our global Phase 3 (MAA-304) clinical trial to evaluate the safety and efficacy of MarzAA for on-demand treatment and control of bleeding episodes in subjects with Hemophilia A or Hemophilia B with inhibitors. As of December 2020, we have successfully completed two large-scale GMP batches of MarzAA that will be sufficient to support the Phase 3 clinical trial (MAA-304) through its completion. Additionally, we have entered into a firm purchase commitment, with AGC, to validate the MarzAA manufacturing process including production of three Process Performance Qualification batches.

In January 2020, we completed a successful CMC Scientific Advice meeting with the Paul Ehrlich Institute in the EU which endorsed our current CMC strategy and manufacturing activities required for registration filing for the MarzAA program.

Drug Product manufacturing

We have a long-term clinical supply services agreement with Catalent Indiana, LLC (“Catalent”). Catalent has facilities in the U.S. and Europe and conducts drug product development and manufacturing for MarzAA and DalcA. We successfully completed development work for a variety of vial sizes which supports flexible dosing.

We also work with Symbiosis Pharmaceutical Services Limited on drug product manufacturing for MarzAA on a fee-for-services basis. Symbiosis has a facility in the United Kingdom.  In 2020, two drug product manufacturing batches were successfully completed at Symbiosis to support MarzAA pivotal trials.

The two MarzAA drug product batches manufactured at Symbiosis in 2020, were also successfully packaged and labeled at Catalent to support MarzAA clinical trials.

Commercialization

We have yet to establish a sales, marketing, or product distribution infrastructure for our product candidates, which are still in clinical development. We expect to retain commercial rights for our product candidates in the United States except for our anti-C3 dry AMD program, for which we entered into a license and collaboration agreement with Biogen to develop and commercialize CB 2782-PEG and other products or compounds that target complement Factor 3 globally. We have also granted ISU rights to commercialize DalcA in South Korea. We believe that it may be possible to access the United States hemophilia market through a focused, specialized sales force. We have not yet developed a commercial hemophilia strategy outside of the United States.

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

MarzAA has been granted orphan drug designation in the U.S. for routine prophylaxis to prevent bleeding episodes in individuals with Hemophilia A and B with inhibitors and for routine prophylaxis to prevent bleeding episodes in individuals with Hemophilia B with inhibitors in the E.U. DalcA has been granted orphan drug designation in the U.S. and the E.U. for routine prophylaxis to prevent bleeding episodes for Hemophilia B patients. We may seek orphan drug designation for MarzAA and DalcA for a different indication, or other product candidates, but the FDA may disagree with our analysis of the prevalence of the particular disease or condition or other criteria for designation and refuse to grant orphan status. We cannot guarantee that we will obtain orphan drug designation or approval for any product candidate, or that we will be able to secure orphan drug exclusivity if we do obtain approval.

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

Employees

We consider our ability to recruit, retain and motivate our employees to be critical to our success. We are an equal opportunity employer and we are fundamentally committed to creating and maintaining a work environment in which employees are treated with respect and dignity. All  human resources policies, practices and actions related to hiring, promotion, compensation, benefits and termination are administered in accordance with the principal of equal employment opportunity, meaning that they are made on the basis of individual skills, knowledge, abilities, job performance and other legitimate criteria and without regard to race, color, religion, sex, sexual orientation, gender expression or identity, ethnicity, national origin, ancestry, age, mental or physical disability, genetic information, any veteran status, any military status or application for military service, or membership in any other category protected under applicable law.

As of December 31, 2020, we had 56 full-time employees. Of the full-time employees, 36 employees are engaged in manufacturing and clinical development activities and 20 employees are engaged in finance, business development, facilities and general management. Of our employees, 52% are male and 48% are female.  We have no collective bargaining agreements with our employees, and we have not experienced any work stoppages. We consider our relations with our employees to be good.

We aim to provide our employees with competitive salary and benefits that enable them to achieve a good quality of life and plan for the future. Our benefits are based on local norms and market preferences, but include all salary and social benefits required by local law (including paid time off for vacation and sick leave) and many additional benefits that go beyond legal requirements.

To maintain and enhance the safety of our employees, we promote a culture of continuous improvement and individual accountability to provide safe workplaces. The safety of our employees has been a priority throughout our response to the COVID-19 pandemic. Our management team guided our operations in the processes and procedures to comply with applicable government-imposed health and safety-related operating restrictions, and to enhance the safety of our facilities to protect the health of our employees. The management team continues to operate, updating guidance as the pandemic has continued and the medical science and government guidance and orders have evolved. We continue to enforce COVID-19 health and safety protocols and have implemented protocols to address actual and suspected cases of COVID-19 and resulting contact tracing and quarantine requirements. Throughout the pandemic, we have been communicating regularly with our employees and monitoring their views on issues related to COVID-19 and the workplace as well as general levels of engagement. In addition, management has regularly updated our Board of Directors on our COVID-19 status and response, including with respect to employee safety.

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

Summary of Risk Factors

Investing in our securities involves a high degree of risk. Below please find a summary of the principal risks we face. These risks are discussed more fully below.

•

We are experiencing operational and other challenges as a result of the COVID-19 global pandemic, which have delayed our enrollment in MAA-304 and MAA-202 and which may delay or halt our development in these or other programs.

•

CB 4332, one of our complement product candidates, is in the early stages of development and its commercial viability remains subject to preclinical studies, clinical trials, regulatory approvals and the risks generally inherent in the development of a pharmaceutical product candidate. If we are unable to advance or develop our complement product candidates, our business may be materially harmed.

•	All of our product candidates will require additional clinical testing before they can be sold.

•

If we experience delays or difficulties in the enrollment of patients in clinical trials, our regulatory approvals could be delayed or prevented. Competitive products or products that reduce the frequency of bleeding among patients treated with our drugs have reduced the likelihood that patients will enroll in our clinical trials.

•	The operations of our third-party manufacturers may be requisitioned by government orders such as under emergency, disaster and civil defense declarations in connection with the COVID-19 pandemic.
•

COVID-19 may impact our third-party supply of the raw materials needed for our product candidates, which increases the risk that we will not have sufficient quantities of such product candidates or quantities at an acceptable cost, which could delay, prevent or impair our development efforts.

•	We have incurred significant losses since our inception and are expected to continue to incur significant losses for the foreseeable future.
•	We will need additional capital. If we are unable to raise sufficient capital, we will be forced to delay, reduce or eliminate product development programs.
•	Raising additional funds by issuing securities or through licensing arrangements may cause dilution to stockholders, restrict our operations or require us to relinquish proprietary rights.
•	We are focused on the clinical development of MarzAA and our complement product candidates. Any adverse events, trial failures or material delays in these programs could materially harm our business.
•	DalcA has caused and MarzAA or our complement product candidates may cause the generation of neutralizing antibodies, which could prevent their further development.
•

MarzAA and DalcA are in late-stage clinical trials, and all of our other product candidates are still in preclinical development. If we are unable to obtain regulatory clearance and commercialize our product candidates or experience significant delays in doing so, our business will be materially harmed.

•

Results from our trials may not be confirmed, and if serious adverse side effects are identified during development of product candidates, we may need to abandon or limit development of some product candidates.

•	Fast Track designation by the FDA may not actually lead to a faster development or regulatory review or approval process.
•	Our collaboration with Biogen may not result in successful product development or payments to us.
•	We expect to seek to establish additional collaborations, and, if we are not able to establish them on commercially reasonable terms, we may have to alter our development and commercialization plans.
•

We contract with third parties for the manufacture of our product candidates. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or products or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.

•

We and our contract manufacturers will be subject to significant regulation with respect to manufacturing our products. The manufacturing facilities on which we will rely may not continue to meet regulatory requirements and have limited capacity.

•	We rely on third parties to conduct our clinical trials, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials.
•	Our employees, principal investigators and commercial partners may engage in misconduct or other improper activities, including non-compliance with regulatory standards and insider trading.
•	If we are unable to obtain, protect or enforce intellectual property rights related to our product candidates, we may not be able to compete effectively in our markets.

•	Third-party claims of intellectual property infringement or challenging the inventorship or ownership of our patents may prevent or delay our development and commercialization efforts.
•	We may need to license certain intellectual property from third parties, and such licenses may not be available or may not be available on commercially reasonable terms.
•

If we are not able to obtain, or if there are delays in obtaining, required regulatory approvals, we will not be able to commercialize our products, and our ability to generate revenue will be materially impaired.

•	The FDA may disagree with our regulatory plan and we may fail to obtain regulatory approval of our product candidates.
•	Our results of operations may be adversely affected by current and potential future healthcare legislative and regulatory actions.
•

If we fail to protect personal information or comply with existing or future data protection regulations, our business, financial condition, results of operations and prospects may be materially adversely affected.

•	If we fail to comply with environmental, health and safety laws and regulations, we could become subject to fines or penalties or incur costs that could harm our business.
•	Even if any of our product candidates receives marketing approval, we may fail to achieve the degree of market acceptance necessary for commercial success.
•	Our product candidates are years away from regulatory approval.
•	If we are unable to establish sales, marketing and distribution capabilities, we may not be successful in commercializing our product candidates if they are approved.
•	We face substantial competition that may result in others discovering, developing or commercializing products before or more successfully than we do.
•	If the market opportunities for our product candidates are smaller than expected, our revenues may be adversely affected and our business may suffer.
•	Sales of a significant number of shares of our common stock in the public markets, or the perception that such sales could occur, could depress the market price of our common stock.

Risks related to our financial condition and capital requirements

The outbreak of the novel coronavirus disease, COVID-19, could adversely impact our business, including our preclinical studies and clinical trials.

The global coronavirus pandemic has resulted in widespread requirements for individuals to work from their homes, strained medical facilities worldwide and is causing disruptions to certain pharmaceutical manufacturing and product supply chains. We are experiencing operational and other challenges as a result of the COVID-19 global pandemic, which have delayed our enrollment in MAA-304 and MAA-202, and which may delay or halt our development in these or other programs. In particular, as a result of the COVID-19 pandemic, we may experience disruptions that could severely impact our business, preclinical studies, drug manufacturing and clinical trials including:

•	additional delays or difficulties in enrolling potential trial participants in our clinical trials;
•	delays or difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators and clinical site staff;
•

diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trials;

•	delays in manufacturing of our product candidates as third-party manufacturing capacity is shifted towards the production of COVID-19 vaccines;
•

interruption of key clinical trial activities, such as clinical trial site data monitoring, due to limitations on travel imposed or recommended by federal or state governments, employers and others or interruption of clinical trial subject visits and study procedures, which may impact the integrity of subject data and clinical study endpoints;

•	interruption or delays in the operations of the FDA, European Medicines Agency (the “EMA”) or other regulatory authorities, which may impact review and approval timelines;
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

CB 4332, one of our complement product candidates, is in the early stages of development and its commercial viability remains subject to current and future preclinical studies, clinical trials, regulatory approvals and the risks generally inherent in the development of a pharmaceutical product candidate. If we are unable to successfully advance or develop our complement product candidates, our business may be materially harmed.

Failure to successfully advance the development of our complement product candidates, including CB 4332, may have a material adverse effect on us. To date, we have not successfully commercially marketed, distributed or sold any product candidate. The success of our business depends primarily upon our ability to successfully advance the development of our product candidates through preclinical studies and clinical trials, have the product candidates approved for sale by the FDA or regulatory authorities in other countries, and ultimately have the product candidates successfully commercialized by us or a strategic partner. We cannot assure you that the results of our ongoing preclinical studies or future clinical trials will support or justify the continued development of CB 4332, or that we will receive approval from the FDA, or similar regulatory authorities in other countries, to advance the development of CB 4332.

All of our product candidates will require additional clinical testing before they can be sold.

Our product candidates, including MarzAA, CB 4332 and DalcA, must satisfy rigorous regulatory standards of safety and efficacy before we can advance or complete their clinical development or they can be approved for sale. To satisfy these standards, we must engage in expensive and lengthy preclinical studies and clinical trials, develop acceptable manufacturing processes, and obtain regulatory approval of our complement product candidates. Despite these efforts, our complement product candidates, including MarzAA, CB 4332 and DalcA, may not:

•	offer therapeutic or other medical benefits over existing drugs or other product candidates in development to treat the same patient population;
•	be proven to be safe and effective in current and future preclinical studies or clinical trials;
•	have the desired effects;

•	be free from undesirable or unexpected effects;
•	meet applicable regulatory standards;
•	be capable of being formulated and manufactured in commercially suitable quantities and at an acceptable cost; or
•	be successfully commercialized by us or by collaborators.

Even if we demonstrate favorable results in preclinical studies and early-stage clinical trials, we cannot assure you that the results of late-stage clinical trials will be favorable enough to support the continued development of our product candidates. A number of companies in the pharmaceutical and biopharmaceutical industries have experienced significant delays, setbacks and failures in all stages of development, including late-stage clinical trials, even after achieving promising results in preclinical testing or early-stage clinical trials. Accordingly, results from completed preclinical studies and early-stage clinical trials of our complement product candidates, including MarzAA, CB 4332 and DalcA, may not be predictive of the results we may obtain in later-stage trials. Furthermore, even if the data collected from preclinical studies and clinical trials involving our complement product candidates, demonstrate a favorable safety and efficacy profile, such results may not be sufficient to support the submission of a new drug application or biologics license application (“BLA”) to obtain regulatory approval from the FDA in the United States or other similar regulatory agencies in other jurisdictions, which is required to market and sell the products.

MarzAA, CB 4332 and DalcA will require significant additional research and development efforts, the commitment of substantial financial resources, and regulatory approvals prior to advancing into clinical development or being commercialized by us or collaborators. We cannot assure you that CB 4332 will successfully progress into clinical development or that CB 4332, MarzAA or DalcA will progress through the drug development process or will result in a commercially viable product. We do not expect CB 4332 or any of our other complement product candidates to be commercialized by us or collaborators for at least several years.

If we experience delays or difficulties in the enrollment of patients in clinical trials, our regulatory approvals could be delayed or prevented.

We or our collaborators may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate, enroll and maintain enrollment of a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside the United States. In particular, there is a relatively small number of individuals with hemophilia, which may cause delays in enrollment of clinical trials of MarzAA in individuals with hemophilia A and B with an inhibitor, and there are a limited number of individuals with CFI deficiency for whom CB 4332 can be used in clinical trials. Competitive products or products that reduce the frequency of bleeding among patients treated with our drugs have reduced the likelihood that patients will enroll in our clinical trials. Some of our competitors have ongoing clinical trials for product candidates that treat the same indications as our product candidates and thus compete with us to enroll patients in their clinical trials. The availability of other approved products and other products in clinical trials may limit the number of patients willing to participate in our clinical trials.

Patient enrollment is affected by other factors including:

•	the severity of the disease under investigation;
•	the eligibility criteria for the study in question;
•	the perceived risks and benefits of the product candidate under study;
•	the efforts to facilitate timely enrollment in clinical trials;
•	laboratory testing and turnaround time for samples needed for eligibility assessments;
•	the patient referral practices of physicians;
•	the ability to monitor patients adequately during and after treatment; and

•	the proximity and availability of clinical trial sites for prospective patients.

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

The operations of our third-party manufacturers may be requisitioned, diverted or allocated by U.S. or foreign government orders such as under emergency, disaster and civil defense declarations in connection with the COVID-19 pandemic or otherwise.

Our third-party manufacturers of MarzAA have advised us that they could be required under orders of the U.S. government to allocate manufacturing capacity to the manufacture or distribution of COVID-19 vaccines. If any of our third-party manufacturers become subject to acts or orders of U.S. or foreign government entities to allocate manufacturing capacity to the manufacture or distribution of COVID-19 vaccines or medical supplies needed to treat COVID-19 patients, this could delay or interrupt, perhaps substantially, our supply of clinical trial material for MarzAA which could materially and adversely affect our business. Refer to the risk factor entitled “The outbreak of the novel coronavirus disease, COVID-19, could adversely impact our business, including our preclinical studies and clinical trials.”

The coronavirus disease, COVID-19, may impact our third-party supply of the raw materials and components needed for our product candidates, which increases the risk that we will not have sufficient quantities of such product candidates or products or such quantities at an acceptable cost, which could delay, prevent or impair our development efforts.

If supplies of the raw materials for our product candidates are significantly delayed, or if the third parties that we engage to supply any materials or to manufacture any products for our preclinical tests and clinical trials should cease to continue to do so for any reason, including due to the effects of the COVID-19 pandemic and the actions undertaken by governments and private enterprises to contain COVID-19, we likely would experience delays in advancing these tests and trials while we identify and qualify replacement suppliers or manufacturers and we may be unable to obtain replacement supplies on terms that are favorable to us. In addition, if we are not able to obtain adequate supplies of our product candidates or the substances used to manufacture them, it will be more difficult for us to develop our product candidates and compete effectively.

Our current and anticipated dependence upon third-party suppliers may adversely affect our ability to develop product candidates and could delay our clinical trials and development programs, and otherwise harm our operations and financial condition and increase our costs and expenses.

We have incurred significant losses since our inception and are expected to continue to incur significant losses for the foreseeable future.

We are a clinical-stage biotechnology company, and we have not yet generated significant revenues. We have incurred net losses in each year since our inception in August 2002, including net losses of $56.2 million and $55.2 million for the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020, we had an accumulated deficit of $314.8 million.

We are still in the early stages of development of our product candidates, and have no products approved for commercial sale. To date, we have financed our operations primarily through issuances of shares of common stock, from private placements of convertible preferred stock, and from payments under collaboration agreements.

We have devoted most of our financial resources to research and development, including our preclinical and clinical development activities. We expect to continue to incur significant expenses and operating losses over the next several years as we continue clinical development of MarzAA, our complement product candidates and DalcA. Our operating losses may fluctuate significantly from quarter to quarter and year to year. We are expected to continue to incur significant expenses and increasing operating losses for at least the next several years, and our expenses will increase substantially if and as we:

•	continue clinical development of MarzAA and DalcA;
•	continue preclinical development and begin clinical development of CB 4332 and our other complement product candidates;
•	further develop the manufacturing process for our product candidates;
•	attract and retain skilled personnel;
•	seek regulatory and marketing approvals for any of our product candidates that successfully complete clinical studies;
•	acquire or in-license other product candidates and technologies;
•	make milestone or other payments under collaboration agreements, or any in-license agreements we may enter;
•	maintain, protect and expand our intellectual property portfolio;
•	create additional infrastructure to support operations as a public company and our product development and planned future commercialization efforts; and
•	experience any delays or other issues with any of the above.

In connection with the license granted to us by Pfizer, we agreed to make contingent cash payments to Pfizer in an aggregate amount equal to up to $17.5 million, payable upon the achievement of clinical, regulatory and commercial milestones, the timing of which is uncertain. Following commercialization of any Factor VIIa products, Pfizer would also receive a single-digit royalty on net product sales on a country-by-country basis for a predefined royalty term. See the section entitled “Collaborations” in this prospectus supplement.

In connection with the license agreement with ISU, the Company will also make up to an aggregate of $19.5 million in milestone payments to ISU, inclusive of $2.5 million in regulatory and development milestone payment and up to $17.0 million in commercial milestone payment, if the applicable milestones are met. See the section entitled “Collaborations” in this prospectus supplement.

Further, in connection with the development and manufacturing agreement that we have with AGC, we have firm work orders with AGC to manufacture MarzAA and DalcA to support our clinical trials totaling $11.2 million and the payment obligations remaining for the year ended December 31, 2020 was $2.3 million. Furthermore, in connection with the clinical supply services agreement we have with Catalent, we have firm work orders with Catalent to manufacture DalcA to support clinical trials totaling $0.5 million and all outstanding amounts were paid the year ended December 31, 2020.

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

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is expensive. We expect our research and development expenses to increase with our ongoing activities, particularly activities related to the continued clinical development of MarzAA, the preclinical and clinical development of our complement product candidates, and the clinical development of DalcA. We believe that our available cash, cash equivalents and investments will be sufficient to fund our operations for at least the next 12 months. However, we may need to raise substantial additional capital to complete the development and commercialization of MarzAA, DalcA, or other product candidates, and depending on the availability of capital, may need to delay or cease development of some of our product candidates. Even if we raise additional capital, we may elect to focus our efforts on one or more development programs and delay or cease other development programs.

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

Because successful development of our product candidates is uncertain, we are unable to estimate the actual funds required to complete research and development and commercialize our products under development. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

•	the initiation, progress, timing, costs and results of clinical trials for our product candidates in hemophilia, including MarzAA and DalcA;
•	the costs and results of preclinical studies or clinical trials of CB 4332 or our other complement product candidates, and expenses related to potential clinical development of such candidates;
•	the number and characteristics of product candidates that we pursue;
•	the terms and timing of any future collaboration, licensing or other arrangements that we may establish;
•	the outcome, timing and cost of regulatory approvals;
•	the cost of obtaining, maintaining, defending and enforcing intellectual property rights, including patent rights;
•	the effect of competing technological and market developments;
•	the cost and timing of completing outsourced manufacturing activities;
•	market acceptance of any product candidates for which we may receive regulatory approval;
•	the cost of establishing sales, marketing and distribution capabilities for any product candidates for which we may receive regulatory approval; and
•	the extent to which we acquire, license or invest in businesses, products or technologies.

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

We currently have effective registration statements on Form S-3 that allows us to offer up to $170.0 million of securities in one or more offerings. Any additional sales in the public market of our common stock or other securities under these shelf registration statements could adversely affect prevailing market prices for our common stock.

We have no history of commercialization of pharmaceutical products, which may make it difficult to evaluate the Company’s prospects.

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

Risks related to the discovery, development and commercialization of our product candidates

We are focused on the clinical development of MarzAA and our complement product candidates. Any adverse events, trial failures or material delays in these programs could materially harm our business.

The failure of MarzAA to achieve successful clinical trial endpoints, delays in clinical development, unanticipated adverse side effects, the cessation of clinical development or any other adverse developments or information related to MarzAA, CB 4332 or our other product candidates would significantly harm our business, its prospects and the value of the Company’s common stock. There is no guarantee that the results of further clinical trials of MarzAA will be positive or will not generate unanticipated safety concerns. If neutralizing antibodies or other adverse events in patients receiving either MarzAA lead to concerns about patient safety, the long-term efficacy, or commercial viability of MarzAA could be halted. Depending on the availability of additional capital, we may also delay or terminate clinical development of MarzAA.

MarzAA is not expected to be commercially available in the near term, if at all. Further, its commercial success will depend upon its acceptance by physicians, patients, third-party payors and other key decision-makers as a therapeutic and cost-effective alternative to currently available products. If we are unable to successfully develop, obtain regulatory approval for and commercialize MarzAA, our ability to generate revenue from product sales will be significantly delayed and our business will be materially and adversely affected, and we may not be able to earn sufficient revenues to continue as a going concern.

Even if the FDA or other regulatory agency approves MarzAA or our other product candidates, the approval may impose significant restrictions on the indicated uses, conditions for use, labeling, advertising, promotion, marketing and/or production of such product and may impose ongoing commitments or requirements for post-approval studies, including additional research and development and clinical trials. The FDA and other agencies also may impose various civil or criminal sanctions for failure to comply with regulatory requirements, including withdrawal of product approval. Regulatory approval from authorities in foreign countries will be needed to market MarzAA or our other product candidates in those countries. Approval by one regulatory authority does not ensure approval by regulatory authorities in other jurisdictions. If we fail to obtain approvals from foreign jurisdictions, the geographic market for MarzAA or our other product candidates would be limited.

DalcA has caused and MarzAA or our complement product candidates may cause the generation of neutralizing antibodies, which could prevent their further development.

MarzAA, CB 4332 and DalcA are protein molecules which may cause the generation of antibodies in individuals who receive them. Two patients who received DalcA subcutaneously following intravenous dosing developed neutralizing antibodies that inhibit the activity of DalcA. There can be no assurance that such antibodies will not be observed in the future, either in the patients who have already received DalcA or MarzAA, or in new patients with those products or CB 4332 or our other complement product candidates. If clinical trials demonstrate a treatment-related neutralizing immunological response in individuals that causes safety concerns or would limit the efficacy of either product candidate, development of the product candidate could be halted.

MarzAA and DalcA are in late-stage clinical trials, and all of our other product candidates are still in preclinical development. The regulatory path for MarzAA and DalcA is uncertain. If we are unable to obtain regulatory clearance and commercialize our product candidates or experience significant delays in doing so, our business will be materially harmed.

MarzAA and DalcA have completed Phase 2 clinical trials. All our other product candidates are still in preclinical development. Engineered protease biopharmaceuticals are a relatively new class of therapeutics. There can be no assurance as to the length of the trial period, the number of individuals the FDA or EMA will require to be enrolled in the trials to establish the safety, efficacy, purity and potency of the engineered protease products, or that the data generated in these trials will be acceptable to the FDA, EMA or other foreign regulatory agencies to support marketing approval. Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our product candidates. The success of our product candidates will depend on several factors, including the following:

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

Fast Track designation by the FDA may not actually lead to a faster development or regulatory review or approval process.

The FDA grants Fast Track designation to therapies that are considered capable of addressing unmet medical needs and possess the potential to treat serious or life-threatening disease conditions in order to facilitate its development and expedite the review procedure. The FDA has broad discretion in granting Fast Track designation, so even if we believe that a particular product candidate is eligible for such designation, the FDA could decide not to grant it.

Even though Marzeptacog alfa (activated)—or MarzAA has received Fast Track designation in certain indications, we may not experience a faster development process, review or approval, or receive FDA approval at all, in any of those indications compared to conventional FDA procedures. A Fast Track designation does not change the standards for approval. The FDA may also withdraw Fast Track designation if it believes that the designation is no longer supported by data from our clinical development program.

Risks related to our reliance on third parties

Our collaboration with Biogen may not result in successful product development or payments to us.

We have entered into a collaboration and license agreement with Biogen to develop and commercialize CB 2782-PEG and our other anti-C3 proteases for potential treatment of dry AMD and other disorders. We will perform preclinical and manufacturing activities, and Biogen will be solely responsible for funding the preclinical and manufacturing activities and performing IND-enabling activities, worldwide clinical development, and commercialization. Future revenues from this collaboration depend upon the achievement of milestones and payment of royalties based on product sales after successful product development and regulatory approval. Biogen can terminate this agreement on 60 days’ prior written notice. If Biogen terminates the agreement, our reputation in the business and scientific community may suffer and we will not receive payments from them after termination. If milestones are not achieved or Biogen is unable to successfully develop and commercialize products from which milestones and royalties are payable, we will not earn the revenues contemplated by the collaboration.

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

We currently have no internal capabilities to manufacture our product candidates for clinical use or for preclinical trials following good manufacturing practices (“GMP”), or good laboratory practices (“GLP”). We expect to rely on one or more third-party contractors to manufacture, package, label and distribute clinical supplies and commercial quantities of any product candidate that we commercialize following approval for marketing by applicable regulatory authorities. We also expect to rely on one or more third-party contractors to manufacture our product candidates for use in our clinical trials. Reliance on such third-party contractors entails risks, including:

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

We are subject to many manufacturing risks, any of which could substantially increase our costs and limit supply of our product candidates and any future products.

To date, our product candidates have been manufactured by third-party manufacturers solely for preclinical studies and relatively small clinical trials. The process of manufacturing MarzAA, DalcA, CB 4332 and our other Complement associated therapeutic product candidates is complex, highly regulated and subject to several risks, including:

•

the process of manufacturing biologics is susceptible to product loss due to contamination, equipment failure, improper installation or operation of equipment, vendor or operator error and improper storage conditions. Even minor deviations from normal manufacturing processes could result in reduced production yields, product defects and other supply disruptions. If microbial, viral or other contaminations are discovered in our products or in the manufacturing facilities in which our products are made, the manufacturing facilities may need to be closed for an extended period of time to investigate and eliminate the contamination;

•

the manufacturing facilities in which our products are made could be adversely affected by equipment failures, labor and raw material shortages, financial difficulties of our contract manufacturers, including as a result of the evolving effects of the COVID-19 pandemic, natural disasters, power failures, local political unrest and numerous other factors; and

•

any adverse developments affecting manufacturing operations or the scale up of manufacturing operations for our products may result in shipment delays, inventory shortages, lot failures, product withdrawals or recalls or other interruptions in the supply of our product candidates. We may also have to record inventory write-offs and incur other charges and expenses for product candidates or drug substances that fail to meet specifications, undertake costly remediation efforts or seek costlier manufacturing alternatives.

Specifically, we have entered into various development, manufacturing and clinical supply services agreements with third-party manufacturers for drug substance and drug product manufacturing of MarzAA, DalcA and CB 4332. If any of our third-party manufacturers is not able to provide us with sufficient quantities of (i) MarzAA or DalcA for our clinical trials or (ii) CB 4332 for our preclinical trials on a timely basis, or at all, whether due to production shortages or other supply delays or interruptions resulting from the ongoing COVID-19 pandemic or otherwise, our preclinical trials, clinical trials or regulatory approval, as applicable, may be delayed. Significant portions of our research and development resources are focused on manufacturing. If any of our third-party manufacturers experiences difficulties in scaling production or experiences product loss due to contamination, equipment failure, improper installation or operation of equipment, vendor or operator error or improper storage conditions, the potential trials of the affected product candidate would be delayed, perhaps substantially, which could materially and adversely affect our business.

We have minimal process development capabilities and have access only to external manufacturing capabilities. We do not have, and we do not currently plan to acquire or develop, the facilities or capabilities to manufacture bulk drug substance or filled drug product for use in clinical trials or commercialization. Any delay or interruption in the supply of clinical trial material or preclinical trial material could delay the completion of clinical trials or preclinical trials, increase the costs associated with maintaining such trial programs and, depending upon the period of delay, require us to commence new clinical trials or preclinical trials at additional expense or terminate the trials completely.

We and our contract manufacturers will be subject to significant regulation with respect to manufacturing our products. The manufacturing facilities on which we will rely may not continue to meet regulatory requirements and have limited capacity.

All entities involved in the preparation of therapeutics for clinical studies or commercial sale, including any contract manufacturers for our product candidates, are subject to extensive regulation. Components of a finished therapeutic product approved for commercial sale or used in late-stage clinical studies must be manufactured in accordance with GMP. These regulations govern manufacturing processes and procedures (including record keeping) and the implementation and operation of quality systems to control and assure the quality of investigational products and products approved for sale. Poor control of production processes can lead to the introduction of adventitious agents or other contaminants, or to inadvertent changes in the properties or stability of our product candidates that may not be detectable in final product testing. We or our contract manufacturers must supply all necessary documentation in support of a BLA on a timely basis and must adhere to the FDA’s GLP and GMP regulations enforced by the FDA through its facilities inspection program. Our facilities and quality systems and the facilities and quality systems of some or all our third-party contractors must pass a pre-approval inspection for compliance with the applicable regulations as a condition of regulatory approval of our product candidates. In addition, the regulatory authorities may, at any time, audit or inspect a manufacturing facility involved with the preparation of our product candidates or the associated quality systems for compliance with the regulations applicable to the activities being conducted. If these facilities do not pass a pre-approval plant inspection or do not have a GMP compliance status acceptable for the FDA, FDA approval of the products will not be granted.

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

We rely on third parties to conduct our clinical trials, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials.

We rely on third parties such as contract research organizations (“CROs”), medical institutions and clinical investigators to enroll qualified patients and conduct, supervise and monitor clinical trials. Our reliance on these third parties for clinical development activities will reduce our control over these activities. Our reliance on these third parties, however, will not relieve us of our regulatory responsibilities, including ensuring that our clinical studies are conducted in accordance with good clinical practices, and the investigational plan and protocols contained in the relevant regulatory application, such as an investigational new drug application, or IND. In addition, the CROs with whom we contract may not complete activities on schedule or may not conduct our preclinical studies or clinical studies in accordance with regulatory requirements or our clinical study design. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, our efforts to obtain regulatory approvals for, and to commercialize, our product candidates may be delayed or prevented.

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

As a public company, we have and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company, including costs associated with public company reporting and corporate governance requirements, in order to comply with the rules and regulations imposed by the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection (the “Dodd-Frank Act”), as well as rules implemented by the SEC and Nasdaq. Stockholder activism, the political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways that are not currently anticipated. Our management and other personnel need to devote a substantial amount of time to these compliance initiatives. In addition, these rules and regulations make it difficult and expensive for us to obtain director and officer liability insurance, and we may be required to incur substantial costs to maintain our current levels of such coverage. We expect that we will annually incur significant expenses to comply with the requirements imposed on us as a public company.

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

Third parties may assert that the manufacture, use or sale of our product candidates infringes patents held by such third parties, or that we are employing their proprietary technology without authorization. There may be third-party patents or patent applications with claims to compositions of matter, materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our product candidates. Because patent applications can take many years to issue, there may be currently pending patent applications that may later result in issued patents that our product candidates may infringe. There is a patent family pending in the U.S. and Europe in which claims that may read on MarzAA have been filed. We, however, do not believe such claims are patentable. If they were to issue, we would take appropriate action to challenge their enforceability and/or validity. We are also aware of additional patents that have been issued in the United States and Europe that have claims related to Factor VII. We do not believe that MarzAA does or will infringe any valid claims in such patents.

We are aware of a patent family that includes issued patents in the United States, Australia, Israel, Malaysia, New Zealand and Japan, and pending applications in Europe and Canada. The patents and pending applications may include claims that may read on a contemplated FXa clinical candidate. There is prior art that we believe discloses subject matter on which a challenge to the patentability of such claims can be based. In the event that development of the FXa candidate is pursued we would, if necessary, consider appropriate action to challenge such claims.

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

•	obtaining approval at each clinical trial site by an independent institutional review board (“IRB”);
•	recruiting suitable patients to participate in trials;
•	having patients complete a trial or return for post-treatment follow-up;
•	clinical trial sites deviating from trial protocol or dropping out of a trial;
•	adding new clinical trial sites; and
•	manufacturing sufficient quantities of qualified materials under Current Good Manufacturing Practice (“cGMPs”) regulations and applying them on a subject-by-subject basis for use in clinical trials.

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

•

the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), which imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program and also created federal criminal laws that prohibit knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statements in connection with the delivery of or payment for healthcare benefits, items or services that, as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”), also imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;

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

Legislative and regulatory actions affecting government prescription drug procurement and reimbursement programs occur relatively frequently. In the United States, the ACA was enacted in 2010 to expand healthcare coverage. Since then, numerous efforts have been made to repeal, amend or administratively limit the ACA in whole or in part. For example, the Tax Cuts and Jobs Act, signed into law by President Trump in 2017, repealed the individual health insurance mandate, which is considered a key component of the ACA. In December 2018, a Texas federal district court struck down the ACA on the grounds that the individual health insurance mandate is unconstitutional, although this ruling has been stayed pending appeal. The ongoing challenges to the ACA and new legislative proposals have resulted in uncertainty regarding the ACA’s future viability and destabilization of the health insurance market. The resulting impact on our business is uncertain and could be material.

Efforts to control prescription drug prices could also have a material adverse effect on our business. For example, in 2018, President Trump and the Secretary of the U.S. Department of Health and Human Services (“HHS”) released the “American Patients First Blueprint” and have begun implementing certain portions. The initiative includes proposals to increase generic drug and biosimilar competition, enable the Medicare program to negotiate drug prices more directly and improve transparency regarding drug prices and ways to lower consumers’ out-of-pocket costs. The Trump administration also proposed to establish an “international pricing index” that would be used as a benchmark to determine the costs and potentially limit the reimbursement of drugs under Medicare Part B. Among other pharmaceutical manufacturer industry-related proposals, Congress has proposed bills to change the Medicare Part D benefit to impose an inflation-based rebate in Medicare Part D and to alter the benefit structure to increase manufacturer contributions in the catastrophic phase. The volume of drug pricing-related bills has dramatically increased under the current Congress, and the resulting impact on our business is uncertain and could be material.

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

We are subject to evolving privacy and data protection laws, including HIPAA and the EU General Data Protection Regulation (“GDPR”). If we fail to protect personal information or comply with existing or future data protection regulations, our business, financial condition, results of operations and prospects may be materially adversely affected.

Numerous state and federal laws and regulations govern the collection, dissemination, use, privacy, confidentiality, security, availability, integrity, and other processing of personal information. HIPAA establishes a set of national privacy and security standards for the protection of protected health information (as defined in HIPAA) (“PHI”) by health plans, healthcare clearinghouses and certain healthcare providers, referred to as covered entities, and the business associates with whom such covered entities contract for services. HIPAA requires covered entities and business associates, such as us, to develop and maintain policies with respect to the protection of, use and disclosure of electronic PHI, including the adoption of administrative, physical and technical safeguards to protect such information, and certain notification requirements in the event of a data breach.

By virtue of our clinical trial activities in Europe, we are also subject to European data protection laws, including the GDPR (as implemented in the European Economic Area (the “EEA”) and the United Kingdom). The GDPR which came into effect on May 25, 2018, establishes stringent requirements applicable to the processing of personal data (i.e., data which identifies an individual or from which an individual is identifiable), affords various data protection rights to individuals (e.g., the right to erasure of personal data) and imposes potential penalties for serious breaches of up to 4.0% annual worldwide turnover or €20 million, whichever is greater. Individuals (e.g., study subjects) also have a right to compensation for financial or non-financial losses (e.g., distress). There may be circumstances under which a failure to comply with the GDPR, or the exercise of individual rights under the GDPR, would limit our ability to utilize clinical trial data collected on study subjects. The GDPR imposes additional responsibility and liability in relation to our processing of personal data. This may be onerous and materially adversely affect our business, financial condition, results of operations and prospects. The GDPR also prohibits the international transfer of personal data from the EEA/UK to countries outside of the EEA/United Kingdom unless made to a country deemed to have adequate data privacy laws by the European Commission or a data transfer mechanism has been put in place.

In addition, the interpretation and application of consumer, health-related and data protection laws in the United States, Europe and elsewhere are often uncertain, contradictory and in flux. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our practices. If so, this could result in government-imposed fines or orders requiring that we change our practices, which could adversely affect our business.

In addition, we are subject to various U.S. state laws which may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply.

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

We face potential product liability, and, if successful claims are brought against us, we may incur substantial liability and costs. If the use of our product candidates harms patients or is perceived to harm patients even when such harm is unrelated to our product candidates, regulatory approvals could be revoked or otherwise negatively impacted, and we could be subject to costly and damaging product liability claims.

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

We carry product liability insurance of $10,000,000 per occurrence and $10,000,000 aggregate limit. We believe our product liability insurance coverage is sufficient for our current clinical programs; however, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability. If we obtain marketing approval for product candidates, we intend to expand our insurance coverage to include the sale of commercial products; however, we may be unable to obtain product liability insurance on commercially reasonable terms or in adequate amounts. On occasion, large judgments have been awarded in class action lawsuits based on drugs or medical treatments that had unanticipated adverse effects. A successful product liability claim or series of claims brought against us could cause our stock price to decline and, if judgments exceed insurance coverage, could adversely affect our results of operations and business.

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

Specifically, there are a large number of companies developing or marketing treatments for hemophilia, including many major pharmaceutical and biotechnology companies, including Novo Nordisk, which has developed

NovoSeven RT, an intravenous recombinant Factor VIIa indicated for treatment of bleeding episodes that has been approved for use in treatment of (i) hemophilia A or B individuals with inhibitors to Factor VIII or Factor IX and in individuals with Factor VII deficiency and Glanzmann’s thrombasthenia but not for prophylaxis and (ii) peri-operative management in adults with Acquired Hemophilia; HEMA Biologics, which has developed SEVENFACT, an intravenous recombinant Factor VIIa indicated for treatment of bleeding episodes in individuals with Hemophilia A or B with an inhibitor to Factor VIII or Factor IX; Takeda’s FEIBA, a plasma-based composition of coagulation factors indicated for intravenous on-demand and prophylactic use in the treatment of individuals with Hemophilia A or B inhibitors; Roche, which is marketing Hemlibra (emicizumab-kxwh), a recombinant humanized bispecific antibody that binds to activated Factor IX and Factor X mimicking the cofactor function of Factor VIIIa, that has been approved by the FDA to treat hemophilia A with inhibitors and is administered subcutaneously; several companies including Novo Nordisk, Pfizer and Genzyme are developing SQ agents for the treatment of Hemophilia A or B with or without inhibitors or Hemophilia with inhibitors using a variety of technologies. There are numerous marketed factor IX-based products that are used to replace Factor IX intravenously. BeneFIX, a recombinant Factor IX indicated for treatment of individuals with Hemophilia B, was approved in 1997 and is marketed by Pfizer. In addition, Alprolix, a Factor IX-Fc fusion product was approved in 2014 and is marketed by Sanofi Aventis and Swedish Orphan Biovitrum (SOBI—in Europe, Russia, North Africa and the Middle East). Idelvion, a Factor IX-albumin fusion product marketed by CSL Behring was approved by the FDA in 2016. Idelvion is approved for weekly dosing for adolescents and adults and bi-weekly at a higher dose for those same patients if well controlled on the original regimen. It is approved for weekly in patients <12 years of age. Novo Nordisk’s glycopegylated-Factor IX product Rebinyn was approved by the FDA in 2017 but is not indicated for routine prophylaxis in the U.S. Rebinyn is approved for on-demand treatment and control of bleeding episodes as well as Perioperative management of bleeding. CSL Behring is developing its marketed product Idelvion an albumin-linked Factor IX for subcutaneous administration. We are also aware of many companies focused on developing gene therapies that may compete with our planned hemophilia B indication, as well as several companies addressing other methods for modifying genes and regulating gene expression. Although there are no currently approved treatments for dry AMD, several companies are developing cyclic peptide, aptamer, antibody or gene therapy based anti-complement product candidates in clinical studies. Apellis is conducting two Phase 3 studies to compare the efficacy and safety of intravitreal APL-2 therapy with sham injections in patients aged 60 years and older with GA secondary to AMD; Iveric Bio (formerly Ophthotech) is developing two therapies to treat GA secondary to dry AMD, iveric Bio completed its Phase 2b clinical of Zimura® (avacincaptad pegol) with positive data in patients with dry AMD; Gemini Therapeutics is developing “GEM103” a recombinant human complement factor H (“FH”) for patients with genetically well-defined dry AMD and “GEM104,” a recombinant human complement factor I as well as additional molecules in preclinical development for other genetically defined subpopulations of patients with dry AMD and Gyroscope Therapeutics is developing “GT005” a gene therapeutic approach to expressing additional CFI in the patient’s eye after subretinal delivery. In addition, there are currently no approved agents specifically targeting systemic factor I deficiency patients irrespective of the resultant disease phenotype being aHUS, C3G, IC-MPGN, invasive infections or any other or any approved therapies for C3G and IC-MPGN. However, there are less specific treatment options on the market or in clinical development which may be applicable to some disease manifestations of systemic CFI deficiency, for instance aHUS and C3G. These treatment options include: eculizumab and ravulizumab marketed by Alexion Pharmaceuticals (to be acquired by AstraZeneca) for use in aHUS irrespective of the patients’ CFI status; APL-2 (pegcetacoplan), a pegylated peptide based C3 inhibitor, in IgA Nephropathy (“IgAN”), LN, Membranous Nephropathy (“MN”), C3G, and Dense Deposit Disease which is in clinical development by Apellis; CCX168 (avacopan), a twice daily oral small molecule inhibitor of the complement 5a receptor (“C5aR”) in C3G—currently in phase 2 being developed by ChemoCentryx; iptacopan (“LNP023”), a small peptide complement factor B inhibitor which is currently in development by Novartis for PNH, C3G and several other rare renal diseases including IgAN, aHUS, and membranous nephropathy; and Omeros has initiated clinical activities in igAN, LN, MN, & C3G and a phase 3 clinical program in aHUS with OMS721 (“narsoplimab”), a human monoclonal antibody targeting mannan-binding lectin-associated serine protease-2 (“MASP-2”), the effector enzyme of the lectin pathway of the complement system.

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

Mergers and acquisitions in the pharmaceutical, biotechnology and diagnostic industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and individual registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs.

Although we believe that MarzAA could be a SQ rescue therapy for hemophilia A (congenital factor VIII deficiency) patients with inhibitors experiencing breakthrough bleeds while on prophylaxis with other agents such as Hemlibra, nevertheless, branded products such as Hemlibra, present a potentially significant competitive risk to the wide-spread use of MarzAA, due to bleeding prophylaxis with Hemlibra requiring less frequent administration while decreasing the risk of breakthrough bleeds. Consequently, MarzAA, if approved, may compete with existing drugs such as Hemlibra, NovoSeven RT, and other therapies, and to the extent it is ultimately used in combination with or as an adjunct to these therapies, MarzAA may not be competitive. The FDA first approved Hemlibra in 2017 for patients with hemophilia A with factor VIII (“FVIII”) inhibitors and in 2018, the FDA approved Hemlibra for prophylaxis to prevent or reduce the frequency of bleeding episodes in adult and pediatric patients with hemophilia A with or without FVIII inhibitors. As a result, obtaining market acceptance of, and gaining significant market share for MarzAA may pose challenges.

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

Our current trading volumes are modest, and sales of a substantial number of shares of our common stock in the public market, or the perception that these sales could occur, could cause the market price to decline. We have effective registration statements on Form S-3 that enables us to sell up to $170.0 million in securities. Any additional sales in the public market of our common stock or other securities under these shelf registration statements could adversely affect prevailing market prices for our common stock. In addition, we have outstanding options to purchase 2,355,615 shares of common stock at a weighted average exercise price of $8.59 for the year ended December 31, 2020. If such options are exercised and the shares are sold into the open market, such sales also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. Conversion or exercise of these securities into shares of our common stock will cause dilution to the other holders of our common stock, and all such stock may be sold in the public market after conversion or exercise, subject to restrictions under the securities laws, which may lead to a decline in the market price of our common stock.\

Anti-takeover provisions in our charter documents and provisions of Delaware law may make an acquisition more difficult and could result in the entrenchment of management.

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

We are a smaller reporting company, and we cannot be certain if the reduced disclosure requirements applicable to smaller reporting companies will make our common stock less attractive to investors.

We have been a “smaller reporting company” as defined in the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and thus have been allowed to provide simplified executive compensation disclosures in our filings. We have also had certain other decreased disclosure obligations in our SEC filings. We cannot predict whether investors find our common stock less attractive because of our reliance on any of these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

Our corporate headquarters is in South San Francisco, California, where we lease approximately 16,208 rentable square feet of space. The term of the leases will expire on April 30, 2023.

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

Holders of Common Stock

As of February 25, 2021, there were approximately 65 holders of record of our common stock. In addition, a substantially greater number of stockholders may be “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.

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

Information requested by this Item is not applicable as we are electing to adopt recently implemented regulations regarding this Item.

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

Overview

We are a research and clinical development biopharmaceutical company focused on addressing unmet medical needs in disorders of the complement and coagulation systems. Proteases are the natural regulators of these biological systems. We engineer proteases to create both improved or novel molecules to treat diseases that result from dysregulation of the complement and coagulation cascades. Our protease engineering platform has generated two late-stage clinical programs including marzeptacog alfa (activated) (“MarzAA”), a subcutaneously (“SQ”) administered next-generation engineered coagulation Factor VIIa (“FVIIa”) for the treatment of episodic bleeding in subjects with rare bleeding disorders. Our complement pipeline includes a preclinical program partnered with Biogen International GmbH (“Biogen”) for dry age-related macular degeneration (“AMD”), an improved complement factor I protease for SQ prophylaxis in patients with complement factor I (“CFI”) deficiency and C4b-degraders designed to target disorders of the classical complement pathway as well as other complement programs in development.

The product candidates generated by our protease engineering platform have improved functional properties such as longer half-life, improved specificity, higher potency and increased bioavailability. These characteristics potentially allow for improved efficacy, SQ administration of recombinant coagulation factors and complement inhibitors, or less frequently dosed intravitreal therapeutics.

Our most advanced product candidate is MarzAA, a next-generation SQ FVIIa that is entering a registrational Phase 3 trial (MAA-304) in patients with Hemophilia A or B with inhibitors. We also plan to initiate a Phase 1/2 trial of MarzAA in Factor VII Deficiency, Glanzmann Thrombasthenia, and Hemophilia A with inhibitor patients on prophylaxis Hemlibra for treatment of episodic bleeding (MAA-202).

Our complement portfolio is led by the development candidates CB 4332 and CB 2782-PEG. CB 4332 is a wholly owned first-in-class improved CFI intended for lifelong prophylactic SQ administration in individuals with CFI deficiency. CB 2782-PEG is a potential best-in-class C3 degrader product candidate in preclinical development for the treatment of dry AMD that we have licensed to Biogen. We have several engineered protease programs in discovery or early non-clinical development. These programs all target diseases caused by deficient regulation of the complement system.

Our next most advanced hemophilia product candidate is dalcinonacog alfa (“DalcA”), a next-generation SQ FIX, which has shown efficacy and safety in a Phase 2b clinical trial in individuals with Hemophilia B. We have a discovery stage Factor IX gene therapy construct, CB 2679d-GT for Hemophilia B, that has demonstrated superiority compared with the Padua FIX variant in preclinical models.

The following table summarizes our current development programs.

We are experiencing operational and other challenges as a result of the COVID-19 global pandemic, which could delay or halt our development programs. See Recent Other Developments and Item 1A - Risk Factors for further discussion of the current and expected impact on our business and development programs.

Recent Development Program Updates

MarzAA

We are initiating a registrational Phase 3 trial (MAA-304) for our most advanced product candidate, MarzAA, a potent, subcutaneously administered, next-generation Factor VIIa variant.

The Phase 3 registration trial – MAA-304 – is an open-label, global, multi-center, randomized, cross-over study, designed to evaluate the safety and efficacy of MarzAA for on-demand treatment of spontaneous or traumatic bleeding episodes, in adolescents and adults with congenital Hemophilia A or B with inhibitors, compared with Standard of Care, either IV rFVIIa or IV FEIBA. The study will enroll approximately 60 subjects to treat 244 eligible bleeding episodes with each treatment. The primary endpoint is hemostatic efficacy using a standard 4-point assessment scale at the 24-hour timepoint. The study will assess the effectiveness of SQ MarzAA, using up to three doses to treat a bleeding episode, compared with the Standard of Care. We plan to submit our first report to the Data and Safety Monitoring Board (“DSMB”) in 2021 and our final DSMB report in the middle of 2022.

We also plan to initiate a Phase 1/2 trial (MAA-202) of MarzAA for treatment of bleeding in Factor VII Deficiency, Glanzmann Thrombasthenia, and in individuals with Hemophilia A with inhibitors treated with Hemlibra in 2021 and to report interim PK data mid-year.

Complement

We currently have several protease programs in preclinical discovery or early non-clinical development. Common to the programs is that they target diseases caused by deficient regulation of the complement system. One ocular program for dry AMD is partnered with Biogen; the remaining complement programs are focused on systemic complement disorders and are wholly owned by Catalyst.

Our complement portfolio is led by the development candidates CB 4332 and CB 2782-PEG. CB 4332 is a wholly owned first-in-class improved CFI intended for lifelong prophylactic SQ administration in individuals with CFI deficiency. CB 2782-PEG is a potential best-in-class C3 degrader product candidate in preclinical development for the treatment of dry AMD that we have licensed to Biogen. We have several engineered protease programs in discovery or early non-clinical development. These programs all target diseases caused by deficient regulation of the complement system.

CB 2782-PEG is an engineered pegylated C3 degrader that we designed with a best-in-class anti-C3 profile for dry AMD. Dry AMD is an ocular disease leading to vision loss and blindness for which there is currently no approved therapies. Complement hyperreactivity plays an important role in dry AMD. Using the protease CB 2782-PEG to degrade C3 allows for the neutralization of C3 activity. It is expected that maintaining low C3 in the eye can significantly slow disease progression in dry AMD in patients who would otherwise lose their vision over time.

Currently, there are no therapeutic options approved to specifically replace the deficient CFI protein with a well-functioning CFI to treat these disorders. While not specifically targeting CFI deficiency, eculizumab and ravulizumab are indicated for use in aHUS. Neither eculizumab nor ravulizumab address the root cause of the CFI deficiency; instead, they are designed to prevent the downstream effects of uncontrolled complement activity. Patients with aberrant CFI may therefore still have uncontrolled complement activation downstream of CFI. This may cause deposition of complement proteins, for example, on red blood cells, and some CFI patients may have a worse prognosis than others even when on non-replacement therapy. CB 4332 is designed to address this unmet need by providing a therapeutic option that corrects the root problem of these diseases by simple, fast and easy SQ administration.

We have additional early stage complement targeted discovery programs that have not yet been disclosed. The programs target different proteins from C3b and C4b.

DalcA

DalcA is a next-generation SQ Factor IX product candidate for the prophylactic treatment of individuals with Hemophilia B.

In 2020, we completed an open-label Phase 2b study to evaluate the ability of DalcA to maintain steady state protective Factor IX levels above 12% in six individuals with severe hemophilia B. Each subject received a single intravenous dose, followed by daily SQ doses of DalcA for 28 days during which FIX activity levels, clotting parameters, half-life, safety, tolerability and anti-drug antibody formation were monitored.

At the World Federation of Hemophilia Virtual Summit in June 2020, we reported that 28 days of daily SQ dosing of DalcA at 100 IU/kg achieved protective target FIX levels of >12% in all participants, with FIX levels of up to 27% and a half-life of 2.5 to 5.1 days.  No bleeds were reported during the 28 days of dosing and the 5 day wash-out, demonstrating effective prophylaxis and the potential for lower or less frequent dosing. Injection volumes were less than 1 mL. One subject withdrew on day 7 after reporting injection site reactions (“ISR”) from the first 3 SQ doses. No neutralizing anti-drug antibodies were detected, and no serious adverse events were reported. A single non-neutralizing anti-drug antibody to DalcA was observed at the end of study time point and had no clinical effect. Some subjects reported mild ISR of pain and/or redness, primarily with the initial injections. No thrombotic events occurred, and blood coagulation markers did not show any prothrombotic signals.

Factor IX Gene Therapy

Our Factor IX gene therapy construct CB 2679d-GT has demonstrated a 2-fold to 3-fold higher activity resulting in improved clotting time and blood loss in a preclinical Hemophilia B mouse model compared with the Padua variant of Factor IX. Fidanacogene elaparvovec (Pfizer/Spark), AMT-061 (uniQure),TAK-748 (Takeda) and FLT180A (Freeline) use the Padua FIX variant as the transgene in their AAV-based gene therapy clinical programs. Fidanacogene elaparvovec, AMT-061 and FLT180A have demonstrated encouraging Factor IX levels in their respective Phase 1/2 and Phase 2/3 studies with median Factor IX activity levels in the upper end of the mild to normal ranges. By its increased activity, CB 2679d-GT has the potential to reach higher Factor IX activity levels at lower vector doses which could improve tolerability of the vector as well as efficacy of the transgene, and ultimately lower manufacturing costs.

We have licensed AAV technology from The Board of Trustees of The Leland Stanford Junior University (“Stanford”) and are currently optimizing the vector under a sponsored research agreement with Stanford. Data presented at European Association for Haemophilia and Allied Disorders (“EAHAD”) show that the combination of our proprietary potency enhanced CB 2679d-GT Factor IX construct with a novel chimeric AAV capsid may reduce the vector dose required in gene therapy while maintaining high Factor IX levels.

We reported at the World Federation of Hemophilia Virtual Summit in June 2020 that studies of CB 2679d-GT in Hemophilia B mice have demonstrated a 4-fold reduction in blood loss and an 8-fold reduction in bleeding time when compared with the same dose of the Padua variant of FIX.

We also reported that in a non-human primate study evaluating expression and tolerability, CB 2679d-GT in the novel chimeric capsid KP1 was well tolerated with high FIX expression that stabilized to approximately 25% to 50% FIX above baseline levels at the 6-week interim data cutoff. The novel chimeric capsid had differentiated and superior response to anti-capsid neutralizing antibodies compared to that observed for the LK03 comparator during the screening of non-human primates for the study.

Recent Collaborations

In December 2019, we entered into a license and collaboration agreement with Biogen to develop and commercialize CB 2782-PEG and our other anti-C3 proteases for the potential treatment of dry AMD and other disorders. Under the collaboration agreement, we will perform pre-clinical and manufacturing activities, and Biogen is solely responsible for funding the pre-clinical and manufacturing activities and performing IND-enabling activities, worldwide clinical development, and commercialization. We received a $15.0 million upfront payment from Biogen in January 2020 for the grant of an exclusive license and the related know-how, and we are eligible to receive up to $340.0 million in milestone payments, along with tiered royalties for worldwide net sales of this product candidate up to low double-digits. For the year ended December 31, 2020, we recorded $5.8 million in collaboration revenue. Unless earlier terminated, the agreement will remain in effect until the expiry of all royalty obligations. Biogen has the right to terminate the agreement at will, on a product-by-product basis or in its entirety at any time upon 60 days prior written notice. In addition, either party has the right to terminate the agreement following a material breach that remains uncured for 90 days, or in connection with an insolvency event involving the other party.

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

Recent Manufacturing Updates

Drug Substance manufacturing

We have a long-term development and manufacturing services agreement with AGC Biologics, Inc. (“AGC”). AGC has global manufacturing sites and we use their facilities in the U.S. and Europe for drug substance manufacturing of MarzAA, DalcA, and CB 2782-PEG. We have successfully manufactured MarzAA to support our global Phase 3 clinical trial to evaluate the safety and efficacy of MarzAA for on-demand treatment and control of bleeding episodes in subjects with Hemophilia A or Hemophilia B with inhibitors. As of December 2020, we have successfully completed two large-scale GMP batches of MarzAA that will be sufficient to support the Phase 3 clinical trial through its completion. Additionally, we have entered into a firm purchase commitment, with AGC, to validate the MarzAA manufacturing process including production of three Process Performance Qualification batches.

In January 2020, we completed a successful CMC Scientific Advice meeting with the Paul Ehrlich Institute in the EU which endorsed our current CMC strategy and manufacturing activities required for registration filing for the MarzAA program.

Drug Product manufacturing

We have a long-term clinical supply services agreement with Catalent Indiana, LLC (“Catalent”). Catalent has facilities in the U.S. and Europe and conducts drug product development and manufacturing for MarzAA and DalcA. We successfully completed development work for a variety of vial sizes which supports flexible dosing.

We also work with Symbiosis Pharmaceutical Services Limited on drug product manufacturing for MarzAA on a fee-for-services basis. Symbiosis has a facility in the United Kingdom.  In 2020, two drug product manufacturing batches were successfully completed at Symbiosis to support MarzAA pivotal trials.

The two MarzAA drug product batches manufactured at Symbiosis in 2020, were also successfully packaged and labeled at Catalent to support MarzAA pivotal trials.

Other Recent Developments

COVID-19 business impact

The global coronavirus pandemic has resulted in widespread requirements for individuals to work from their homes, strained medical facilities worldwide and is causing disruptions to certain pharmaceutical manufacturing and product supply chains. We are experiencing operational and other challenges as a result of the COVID-19 global pandemic, which have delayed our enrollment in MAA-304 and MAA-202, and which may delay or halt our development in these or other programs.

Recent Financing

In the first quarter of 2021, we sold an aggregate of 9,185,000 shares of common stock (including 485,000 shares sold pursuant to the exercise of the underwriters’ overallotment option) at a price of $5.75 per share. The net proceeds, after deducting $3.5 million in underwriting discounts and commissions and offering expenses, were approximately $49.3 million.

In June 2020, we completed an underwritten public offering of 4,615,384 shares of common stock at a price of $6.50 per share. The net proceeds, after deducting $2.0 million in underwriting discounts and commissions and offering expenses payable by us, were approximately $28.0 million.

In February 2020, we completed an underwritten public offering of 5,307,692 shares of common stock (including 692,307 shares sold pursuant to the exercise of the underwriters’ overallotment option) at a price of $6.50 per share. The net proceeds, after deducting $2.5 million in underwriting discounts and commissions and offering expenses payable by us, were $32.0 million.

We have no products approved for commercial sale and have not generated any revenue from product sales. From inception to December 31, 2020, we have raised net proceeds of approximately $452.9 million, primarily from private placements of convertible preferred stock, proceeds from our merger with Targacept, issuances of shares of common stock and warrants, including $76.4 million in total revenue received from our license and collaboration agreements.

We have never been profitable and have incurred significant operating losses in each year since inception. Our net losses were $56.2 million and $55.2 million for the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020, we had an accumulated deficit of $314.8 million. As of December 31, 2020, our cash, cash equivalents and investments balance were $81.9 million. Substantially all our operating losses were incurred in our research and development programs and in our general and administrative operations.

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

Financial Overview

License and Collaboration Revenue

License and collaboration revenue consist of revenue earned for performance obligations satisfied pursuant to our Biogen Agreement. In December 2019, we entered into a license and collaboration agreement with Biogen. In consideration for the grant of an exclusive license and related know-how, we received an up-front license payment of $15.0 million in January 2020, which was recorded in license revenue during the year ended December 31, 2020. We also recognized collaboration revenue for reimbursable third-party vendor, out-of-pocket and personnel costs pertaining to the Biogen Agreement of $5.8 million during the year ended December 31, 2020. There can be no assurance when any future milestone or royalty payments under the Biogen agreement may occur, if at all.

We have not generated any revenue from the sale of any drugs, and we do not expect to generate any revenue from the sale of drugs until we obtain regulatory approval of and commercialize our product candidates.

Cost of License and Collaboration Revenue

Cost of license and collaboration revenue consists of sublicense fees and fees for research and development services payable to Mosaic, fees for research and development services payable to third-party vendors, and personnel costs, corresponding to the recognition of license and collaboration revenue from Biogen. Cost of license and collaboration revenue does not include any allocated overhead costs. In connection with the license revenue recognized from Biogen as discussed above, we paid Mosaic a $3.0 million sublicense fee and recorded such payment as cost of license. We recognized third-party vendor, out-of-pocket and personnel costs, most of which were reimbursable, pertaining to the Biogen Agreement of $6.1 million and recorded such costs as cost of collaboration revenue during the year ended December 31, 2020.

Research and Development Expenses

Research and development expenses represent costs incurred to conduct research, such as the discovery and development of our product candidates. We recognize all research and development costs as they are incurred.

Research and development expenses consist primarily of the following:

•	employee-related expenses, which include salaries, benefits and stock-based compensation;
•	laboratory and vendor expenses, including payments to consultants and third parties, related to the execution of preclinical, non-clinical, and clinical studies;
•	the cost of acquiring and manufacturing preclinical and clinical materials and developing manufacturing processes;
•	clinical trial expenses, including costs of third-party clinical research organizations;
•	performing toxicity and other preclinical studies; and
•	facilities and other allocated expenses, which include direct and allocated expenses for rent and maintenance of facilities, depreciation and amortization expense and other supplies.

The following table summarizes our research and development expenses for the periods presented (in thousands):

	Year Ended December 31,
	2020	2019
Personnel costs	$10,546	$8,284
Preclinical research	15,437	8,484
Clinical manufacturing	25,524	26,137
Facility and overhead	1,468	954
Total research and development expenses	$52,975	$43,859

The largest component of our total operating expenses has historically been our investment in research and development activities, including the clinical and manufacturing development of our product candidates. We are currently focusing substantially all our resources and development efforts on MarzAA, our complement program and DalcA. Our internal resources, employees and infrastructure are not directly tied to individual product candidates or development programs. As such, we do not maintain information regarding these costs incurred for these research and development programs on a project-specific basis.

We expect our aggregate research and development expenses will increase during the next year as we advance the clinical and manufacturing development of our programs. The global coronavirus pandemic may also delay and increase costs of our current development plans.

On May 20, 2016, we signed a development and manufacturing services agreement with AGC, formerly known as CMC ICOS Biologics, Inc., pursuant to which AGC will conduct manufacturing development of agreed upon product candidates. We will own all intellectual property developed in such manufacturing development activities that are specifically related to our product candidates and will have a royalty-free and perpetual license to use AGC’s intellectual property to the extent reasonably necessary to make these product candidates, including commercial manufacturing. In 2016 we commenced manufacturing activities for MarzAA and as of December 31, 2020, six GMP batches have been manufactured at AGC in addition to an engineering batch to support the planned clinical trials.

The initial term of the agreement is ten years or, if later, until all stages under outstanding statements of work have been completed. Either party may terminate the agreement in its entirety upon written notice of a material uncured breach or upon the other party’s bankruptcy, and we may terminate the agreement upon prior notice for any reason. In addition, each party may terminate the agreement in the event that the manufacturing development activities cannot be completed for technical or scientific reasons. We have firm work orders with AGC to manufacture MarzAA and DalcA to support clinical trials totaling $11.2 million. The payment obligations remaining for the year ended December 31, 2020 were $2.3 million.

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

The initial term of the clinical supply agreement is three years, although the term may be extended for successive twelve-month periods, unless either party gives the other party written notice of its intent not to extend the term at least ninety (90) days prior to the expiration of the initial term or the then-current extension.  Either party may terminate the clinical supply agreement in its entirety upon written notice of a material uncured breach or upon the other party’s bankruptcy, and we may terminate the clinical supply agreement for its convenience upon thirty (30) days prior written notice. In addition, each party may terminate the clinical supply agreement in the event that the other party fails to perform its obligations under the agreement for reasons beyond the reasonable control of such party, such as technical or scientific reasons. If we cancel or reschedule a project plan or purchase order outside the parameters set in the clinical supply agreement, we would be obligated to pay for a portion of Catalent’s costs less certain fees that Catalent is able to mitigate. We have committed to a total of $0.5 million in payments to Catalent pursuant to the statements of work for DalcA and zero of those payments are outstanding as of December 31, 2020.

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

Results of Operations

The following tables set forth our results of operations data for the periods presented (in thousands, except percentages):

	Year Ended December 31,
	2020	2019	Change ($)	Change (%)
License	$15,100	$—	$15,100	*
Collaboration	5,848	—	5,848	*
License and collaboration revenue	20,948	—	20,948	*
Operating expenses:
Cost of license	3,102	—	3,102	*
Cost of collaboration	6,061	—	6,061	*
Research and development	52,975	43,859	9,116	21%
General and administrative	16,180	13,418	2,762	21%
Total operating expenses	78,318	57,277	21,041	37%
Loss from operations	(57,370)	(57,277)	(93)	0%
Interest and other income, net	1,129	2,099	(970)	(46)%
Net loss	$(56,241)	$(55,178)	$(1,063)	2%

*Not meaningful

License and Collaboration Revenue

License and collaboration revenue of $20.9 million generated in the year ended December 31, 2020 consisted primarily of a license payment of $15.0 million and reimbursable collaboration expenses of $5.8 million from our Biogen Agreement, which was entered into on December 18, 2019.

Cost of License and Collaboration Revenue

Cost of license and collaboration revenue were $9.2 million during the year ended December 31, 2020. Cost of license revenue for the year ended December 31, 2020 primarily include the $3.0 million sublicense fee we paid to Mosaic in connection with the recognition of the license revenue from Biogen. Cost of collaboration revenue for the year ended December 31, 2020 was primarily reimbursable third-party vendor, out-of-pocket and personnel related costs we incurred pertaining to the Biogen Agreement.

Research and Development Expenses

Research and development expenses were $53.0 million and $43.9 million during the years ended December 31, 2020 and 2019, respectively, an increase of approximately $9.1 million, or 21%. The increase was due primarily to an increase of $2.3 million in personnel-related costs, an increase of $7.0 million in preclinical research and an increase of $0.5 million in facilities costs, partially offset by a decrease of $0.7 million in clinical manufacturing costs.

General and Administrative Expenses

General and administrative expenses were $16.2 million and $13.4 million during the years ended December 31, 2020 and 2019, respectively, an increase of approximately $2.8 million, or 21%. The increase was due primarily to an increase of $2.8 million in professional services and an increase of $0.3 million in personnel-related costs, partially offset by a decrease of $0.3 million in indirect employee and facilities costs.

Interest and Other Income, Net

Interest and other income, net was $1.1 million and $2.1 million during the years ended December 31, 2020 and 2019, respectively, a decrease of $1.0 million. The decrease was primarily due to a $1.6 million decrease in interest income on investments, partially offset by a $0.6 million increase in miscellaneous and other income.

Recent Accounting Pronouncements

Refer to Note 3 to our consolidated financial statements included within Item 8 of this Annual Report on Form 10-K for a description of recent accounting pronouncements adopted and not yet adopted for the year ended December 31, 2020.

Liquidity and Capital Resources

As of December 31, 2020, we had $81.9 million of cash, cash equivalents and investments. During the year ended December 31, 2020, we had a $56.2 million net loss and $55.0 million cash used in operating activities. We have an accumulated deficit of $314.8 million as of December 31, 2020. Our primary uses of cash are to fund operating expenses, including research and development expenditures and general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

We believe that our existing capital resources, including cash, cash equivalents and investments will be sufficient to meet our projected operating requirements for at least the next 12 months from the date of this filing. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. We plan to continue to fund losses from operations and capital funding needs through future equity and/or debt financings, as well as potential additional asset sales, licensing transactions, collaborations or strategic partnerships with other companies. At the year ended December 31, 2020, we had effective registration statements on Form S-3 that enable us to sell up to $170.0 million in securities. The sale of additional equity or convertible debt could result in additional dilution to our stockholders. The incurrence of indebtedness would result in debt service obligations and could result in operating and financing covenants that would restrict our operations. Licensing transactions, collaborations or strategic partnerships may result in us relinquishing valuable rights. We can provide no assurance that financing will be available in the amounts we need or on terms acceptable to us, if at all. If we are not able to secure adequate additional funding we may be forced to delay, make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, and/or suspend or curtail planned programs. Any of these actions could materially harm our business.

During the first quarter 2021, we sold additional equity receiving approximately $49.3 million in cash proceeds. See Note 16.

The following table summarizes our cash flows for the periods presented (in thousands):

	Year Ended December 31,
	2020	2019
Cash used in operating activities	$(55,048)	$(43,613)
Cash provided by investing activities	9,663	27,392
Cash provided by financing activities	60,376	327
Net increase (decrease) in cash and cash equivalents	$14,991	$(15,894)

Cash Flows from Operating Activities

Cash used in operating activities for the year ended December 31, 2020 was $55.0 million, due primarily to a net loss of $56.2 million and a net change in our operating assets and liabilities of $2.6 million, due primarily to a $11.7 million decrease in accounts receivable and a $1.7 million increase in accounts payable, partially offset by a $13.0 million decrease in deferred revenue related to the Biogen Agreement and a $3.0 million increase in prepaid and other assets. This is partially offset by non-cash charges of $3.8 million.

Cash used in operating activities for the year ended December 31, 2019 was $43.6 million, primarily due to a net loss of $55.2 million, partially offset by non-cash charges of $3.4 million and a net change in our operating assets and liabilities of $8.2 million: primarily due to a $15.0 million increase in deferred revenue related to the upfront payment from Biogen, a $5.6 million increase in accrued compensation and other accrued liabilities, and a $3.0 million increase in accounts payable, partially offset by a $15.0 million increase in accounts receivable related to the upfront payment from Biogen, and a $0.5 million increase in prepaid and other assets.

Cash Flows from Investing Activities

Cash provided by investing activities for the year ended December 31, 2020 was $9.7 million, due primarily to $107.6 million in proceeds from maturities of investments, partially offset by $97.6 million in purchases of short-term and long-term investments.

Cash provided by investing activities for the year ended December 31, 2019 was $27.4 million, primarily due to $157.4 million in proceeds from maturities of investments, partially offset by $130.0 million in purchases of investments.

Cash flows from Financing Activities

Cash provided by financing activities for the year ended December 31, 2020 was $60.4 million, due to $32.0 million in net proceeds from the issuance of common stock related to our public offering in February 2020, $28.0 million in net proceeds from the issuance of common stock related to our public offering in June 2020, and $0.4 million in proceeds from ESPP purchases of common stock and stock option exercises.

Cash provided by financing activities for the year ended December 31, 2019 was $0.3 million due to proceeds from the issuance of common stock from proceeds from ESPP purchases stock grants and stock option exercises.

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

For research and development services, the Company elected the practical expedient to recognize revenue as the research and development services are invoiced.  As the Company has a right to consideration from the collaboration agreement with Biogen, in an amount that corresponds directly with the value of the Company’s performance completed to date for the research services, the Company recognized revenue related to the research services as invoiced, in line with the practical expedient in ASC 606-10-55-18.

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

Accrued Research and Development Expenses

We record accrued expenses for estimated costs of our research and development activities conducted by external service providers, which include the conduct of preclinical studies and clinical trials and contract manufacturing activities. We record the estimated costs of research and development activities based upon the estimated amount of services provided but not yet invoiced and includes these costs in other accrued liabilities in the consolidated balance sheet and within research and development expense in the consolidated statement of operations. These costs are a significant component of our research and development expenses. We record accrued expenses for these costs based on the estimated amount of work completed and in accordance with agreements established with these external service providers.

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

Determining the fair value of stock-based awards at the grant date requires judgment. We use the Black-Scholes option-pricing model to determine the fair value of stock options. The determination of the grant date fair value of options using an option-pricing model is affected by our assumptions regarding a number of variables including the fair value of our common stock, our expected common stock price volatility over the expected life of the options, expected term of the stock option, risk-free interest rates and expected dividends. We record stock-based compensation as a compensation expense, net of the forfeited awards. We elected to account for forfeitures when they occur. As such, we recognize stock-based compensation expense only for those stock-based awards that are expected to vest, over their requisite service period, based on the vesting provisions of the individual grants. See Note 10, to our consolidated financial statements included in this Annual Report on Form 10-K for more information.

Item 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CATALYST BIOSCIENCES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Catalyst Biosciences, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Catalyst Biosciences, Inc. (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2020 and 2019, and the consolidated results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the Company’s financial statements based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved especially challenging, subjective, or complex judgments.  The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Research and Development Expenses

As described in Note 3 to the consolidated financial statements, the Company is required to estimate their expenses resulting from their research and development activities conducted by external service providers, which include the performance of preclinical studies and clinical trials and contract manufacturing activities. The Company recorded accrued expenses related to research and development activities of $5.9 million, which are included in other accrued liabilities on the December 31, 2020 consolidated balance sheet and also recorded prepaid research and development expenses of $5.6 million, which are included in prepaid and other current assets on the December 31, 2020 consolidated balance sheet. The amounts recorded for research and development accruals and for prepaid research and development expenses, within the aforementioned balance sheet captions represent the Company’s estimate of the unpaid and prepaid research and development expenses based on the progress of the research and development activities for clinical trials compared to the amounts paid for clinical trials through December 31, 2020.

Management’s estimate of research and development expenses is based on the estimated amount of services provided but not yet invoiced, the estimated amount of work completed and estimates to completion and in accordance with agreements established with these external service providers.

We identified management’s estimate of the research and development expenses as a critical audit matter. There was significant judgment required by management with respect to the estimate of the amount of work completed, as the calculation includes estimates of the progress or stage of completion of the services.  This in turn led to a high degree of auditor judgment, subjectivity and effort in applying the procedures related to those estimates.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements.  We obtained an understanding and evaluated the design of the controls over the Company’s process of estimation and assumptions used in the estimation of the research and development expenses.  We performed procedures to test the research and development accruals and prepaid balances that included, among others, reading agreements with external service providers and evaluating the significant assumptions described above and methods used in developing the research and development estimates and calculating the amounts that were unpaid and prepaid at the balance sheet date. We made direct inquiries of financial and clinical personnel on the status of the research and development activities, progress towards completion, and status of any change orders. We compared the current estimate of expenses incurred to estimates previously made by management. We also assessed the historical accuracy of management’s estimates and examined invoices issued and payments made to services providers after the consolidated balance sheet date.

/s/ EisnerAmper LLP

We have served as the Company’s auditor since 2014.

EISNERAMPER LLP

Iselin, New Jersey

March 4, 2021

Catalyst Biosciences, Inc.

Consolidated Balance Sheets

(In thousands, except shares and per share amounts)

	December 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$30,360	$15,369
Short-term investments	48,994	61,496
Accounts receivable, net	3,313	15,000
Prepaid and other current assets	6,843	4,201
Total current assets	89,510	96,066
Long-term investments	2,543	—
Other assets, noncurrent	528	257
Right-of-use assets	1,832	1,927
Property and equipment, net	433	304
Total assets	$94,846	$98,554
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,931	$4,279
Accrued compensation	2,476	2,106
Deferred revenue	1,983	15,000
Other accrued liabilities	6,743	7,031
Operating lease liability	663	483
Total current liabilities	17,796	28,899
Operating lease liability, noncurrent	981	1,319
Total liabilities	18,777	30,218
Commitments and Contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized; 22,097,820 and 12,040,835 shares issued and outstanding at December 31, 2020 and 2019, respectively	22	12
Additional paid-in capital	390,803	326,810
Accumulated other comprehensive income	5	34
Accumulated deficit	(314,761)	(258,520)
Total stockholders’ equity	76,069	68,336
Total liabilities and stockholders’ equity	$94,846	$98,554

The accompanying notes are an integral part of these consolidated financial statements.

Catalyst Biosciences, Inc.

Consolidated Statements of Operations

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2020	2019
License	$15,100	$—
Collaboration	5,848	—
License and collaboration revenue	20,948	—

Operating expenses:
Cost of license	3,102	—
Cost of collaboration	6,061	—
Research and development	52,975	43,859
General and administrative	16,180	13,418
Total operating expenses	78,318	57,277
Loss from operations	(57,370)	(57,277)
Interest and other income, net	1,129	2,099
Net loss	$(56,241)	$(55,178)
Net loss per share attributable to common stockholders, basic and diluted	$(2.93)	$(4.60)
Shares used to compute net loss per share attributable to common stockholders, basic and diluted	19,179,299	12,004,489

The accompanying notes are an integral part of these consolidated financial statements.

Catalyst Biosciences, Inc.

Consolidated Statements of Comprehensive Loss

(In thousands)

	Year Ended December 31,
	2020	2019
Net loss	$(56,241)	$(55,178)
Other comprehensive income (loss):
Unrealized (loss) gain on available-for-sale debt securities	(29)	38
Total comprehensive loss	$(56,270)	$(55,140)

The accompanying notes are an integral part of these consolidated financial statements.

Catalyst Biosciences, Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2018	—	$—	11,954,528	$12	$323,279	$(4)	$(203,342)	$119,945
Stock-based compensation expense	—	—	24,235	—	3,204	—	—	3,204
Issuance of common stock from ESPP purchases and stock option exercises	—	—	62,072	—	327	—	—	327
Unrealized gain on available-for-sale debt securities	—	—	—	—	—	38	—	38
Net loss	—	—	—	—	—	—	(55,178)	(55,178)
Balance at December 31, 2019	—	—	12,040,835	12	326,810	34	(258,520)	68,336
Stock-based compensation expense	—	—	51,056	—	3,627	—	—	3,627
Issuance of common stock from ESPP purchases and stock option exercises	—	—	82,853	—	435	—	—	435
Issuance of common stock for public offering, net of issuance costs of $4,559	—	—	9,923,076	10	59,931	—	—	59,941
Unrealized loss on available-for-sale debt securities	—	—	-	—	—	(29)	—	(29)
Net loss	—	—	-	—	—	—	(56,241)	(56,241)
Balance at December 31, 2020	—	$—	22,097,820	$22	$390,803	$5	$(314,761)	$76,069

The accompanying notes are an integral part of these consolidated financial statements.

Catalyst Biosciences, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2020	2019
Operating Activities
Net loss	$(56,241)	$(55,178)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	3,627	3,204
Depreciation and amortization	138	146
Changes in operating assets and liabilities:
Accounts receivable	11,687	(15,000)
Prepaid and other assets	(3,043)	(490)
Accounts payable	1,652	3,031
Accrued compensation and other accrued liabilities	82	5,599
Operating lease liability and right-of-use asset	67	75
Deferred revenue	(13,017)	15,000
Net cash flows used in operating activities	(55,048)	(43,613)
Investing Activities
Proceeds from maturities of short-term investments	107,565	157,433
Purchase of short-term and long-term investments	(97,635)	(129,977)
Purchases of property and equipment	(267)	(64)
Net cash flows provided by investing activities	9,663	27,392
Financing Activities
Issuance of common stock for public offering, net of issuance costs	59,941	—
Issuance of common stock from ESPP purchase and stock option exercises	435	327
Net cash flows provided by financing activities	60,376	327
Net increase (decrease) in cash and cash equivalents	14,991	(15,894)
Cash and cash equivalents at beginning of the period	15,369	31,263
Cash and cash equivalents at end of the period	$30,360	$15,369

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Right-of-use asset and operating lease liability recorded upon the adoption of ASC 842	$—	$2,052
Right-of-use assets obtained in exchange for operating lease liabilities	$476	$—

The accompanying notes are an integral part of these consolidated financial statements

Catalyst Biosciences, Inc.

Notes to the Consolidated Financial Statements

1.	Nature of Operations

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

The Company had a net loss of $56.2 million for the year ended December 31, 2020 and an accumulated deficit of $314.8 million as of December 31, 2020. The Company expects to continue to incur losses for the next several years. As of December 31, 2020, the Company had $81.9 million of cash, cash equivalents and investments. Its primary uses of cash are to fund operating expenses, including research and development expenditures and general and administrative expenditures. Based on the current status of its research and development plans, the Company believes that its existing cash, cash equivalents and investments as of December 31, 2020 will be sufficient to fund its cash requirements for at least the next 12 months from the date of the filing of this report. If, at any time, the Company’s prospects for financing its research and development programs decline, the Company may decide to reduce research and development expenses by delaying, discontinuing or reducing its funding of one or more of its research or development programs. Alternatively, the Company might raise funds through strategic collaborations, public or private financings or other arrangements. Such funding, if needed, may not be available on favorable terms, or at all. The Company will continue to evaluate the impact of the COVID-19 pandemic on our business, operations, and cash requirements. For recent financing, see Note 16.
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

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, allowance of doubtful accounts, operating lease right-of-use assets and liabilities, accrued expenses, income taxes and stock-based compensation. The Company bases its estimates on various assumptions that the Company believes to be reasonable under the circumstances. Actual results could differ from those estimates.

Accounting Pronouncements Recently Adopted

In November 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction Between Topic 808 and Topic 606 (“ASU 2018-18”). The amended guidance precludes presenting consideration from a transaction in a collaborative arrangement as revenue from contracts with customers if the counterparty is not a customer for that transaction. The new guidance is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted. The Company adopted ASU 2018-18 as of January 1, 2020. The adoption of ASU 2018-18 did not have a material impact on the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). The

guidance removes, modifies, and adds certain disclosure requirements for fair value measurements. Entities no longer have to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, but will be required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. The guidance is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted. The Company adopted ASU 2018-13 as of January 1, 2020. The adoption of ASU 2018-13 did not have a material impact on the Company’s consolidated financial statements.

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

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The amendments in ASU 2019-12 are intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. ASU 2019-12 is effective for the Company beginning January 1, 2021. The adoption of this standard will not have a material impact on the Company’s consolidated financial statements.

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

Investments

The Company invests its excess cash in investment grade, short to intermediate-term, fixed income securities and recognizes purchased securities on the settlement date. All investments have been classified as “available-for-sale” and are carried at estimated fair value based upon quoted market prices or pricing models for similar securities. Management determines the appropriate classification of its investments at the time of purchase and reevaluates such designation as of each consolidated balance sheet date. Unrealized gains and losses on available-for-sale debt securities are excluded from earnings and are reported as a component of comprehensive loss. Realized gains and losses and declines in fair value determined to be other-than-temporary, if any, on available-for-sale debt securities are included in interest and other income, net. The cost of securities sold is based on the specific-identification method. Interest on short-term investments is included in interest and other income, net.

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

For research and development services, the Company elected the practical expedient to recognize revenue as the research and development services are invoiced.  As the Company has a right to consideration from the collaboration agreement with Biogen, in an amount that corresponds directly with the value of the Company’s performance completed to date for the research services, the Company recognized revenue related to the research services as invoiced, in line with the practical expedient in ASC 606-10-55-18.

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

Cost of License and Collaboration Revenue

Cost of license revenue includes sublicense fees paid or payable to Mosaic Biosciences, Inc. (“Mosaic”), incurred in the period, under the terms of the Mosaic collaboration agreement, and fees for patent development and protection paid or payable to other third-party vendors corresponding to the recognition of license revenue from the Company’s collaboration agreement with Biogen International GmbH (“Biogen”). See Notes 8 and 12. Cost of license revenue does not include any allocated overhead costs.

Cost of collaboration revenue includes fees for research and development services paid or payable to Mosaic and other third-party vendors and personnel cost, incurred in the period pertaining to the Biogen Agreement. See Notes 8 and 12. Cost of collaboration revenue does not include any allocated overhead costs.

Research and Development Expenses

Research and development costs are expensed as incurred. Research and development costs consist of payroll and other personnel-related expenses, laboratory supplies and reagents, contract research and development services, and consulting costs, as well as allocations of facilities and other overhead costs. Under the Company’s collaboration agreement with Biogen, certain specific expenditures are reimbursed by third parties. During the year ended December 31, 2020, $5.4 million of research and development expense was recorded as cost of collaboration revenue related to the collaboration agreement with Biogen signed in December 2019.

Accrued Research and Development Expenses

Accrued expenses include estimated costs of research and development activities conducted by external service providers, which include the conduct of preclinical studies and clinical trials and contract manufacturing activities. The Company records the estimated costs of research and development activities based upon the estimated amount of services provided but not yet invoiced and includes these costs in other accrued liabilities in the consolidated balance sheet and within research and development expense in the consolidated statement of operations. These costs are a significant component of the research and development expenses. The Company records accrued expenses for these costs based on the estimated amount of work completed and in accordance with agreements established with these external service providers.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, investments and accounts receivable. The Company’s investment policy restricts cash investments to high credit quality, investment grade investments. The Company believes that it has established guidelines for investment of its excess cash that maintain safety and liquidity through its policies on high quality of investment and investment duration. The Company is exposed to credit risk in the event of default by the institutions holding the cash and cash equivalents to the extent beyond the amount insured by the federal depository insurance corporation. The Company’s accounts receivable as of December 31, 2020 of $3.3 million as well as its total license and collaboration revenue of $20.9 million for the year ended December 31, 2020 is from one party, see Note 12.

Accounts Receivable, net and Allowance for Doubtful Accounts

Amounts payable to the Company are recorded as accounts receivable when the Company’s right to consideration is unconditional. Customer payments are recorded as deferred revenue upon receipt or when due and may require deferral of revenue recognition to a future period until the Company performs its obligations under the arrangements. The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses. The Company determines its allowance for doubtful accounts by considering a number of factors, including the length of time balances are past due, the Company’s previous loss history, the customer’s current ability to pay its obligations to the Company and the condition of the general economy and the industry as a whole. The Company writes off accounts receivable when they are determined to be uncollectible. For the years ended December 31, 2020 and 2019, there were no allowance for doubtful accounts deemed necessary.

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

The Company has elected to combine lease and non-lease components as a single component. The lease expense is recognized over the expected term on a straight-line basis. Operating leases are recognized on the consolidated balance sheet as right-of-use assets, operating lease liabilities, current and operating lease liabilities, non-current.

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

For a description of the fair value hierarchy and fair value methodology, see “Note 3 – Summary of Significant Accounting Policies”. As of December 31, 2020 and 2019, the Company’s highly liquid money market funds included within cash equivalents and U.S. government agency securities are valued using Level 1 inputs. The Company classifies its federal agency securities as Level 2. There were no transfers in or out of Level 1 and Level 2 during the periods presented. U.S. government agency securities are bonds issued by the U.S. government and are fully backed by the U.S. government. Given the frequency at which U.S. government agency securities trade and the accessibility of observable, quoted prices for such assets in active markets, they are recognized as Level 1 assets. Federal agency securities are bonds and notes issued by government-sponsored enterprises, including Fannie Mae, Freddie Mac and the Federal Home Loan Bank. Since Federal agency securities typically do not trade as U.S. government agency securities and no exchange exists to price such investments, they are recognized as Level 2 assets.

The following tables present the fair value hierarchy for assets measured at fair value on a recurring basis as of December 31, 2020 and 2019 (in thousands):

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds(1)	$30,360	$—	$—	$30,360
U.S. government agency securities(2)	37,837	—	—	37,837
Federal agency securities(2)	—	13,700	—	13,700
Total financial assets	$68,197	$13,700	$—	$81,897

(1)	Included in cash and cash equivalents on accompanying consolidated balance sheet.
(2)

Included in short-term investments on accompanying consolidated balance sheet and are classified as available-for-sale debt securities. $2.5 million of U.S. government agency securities are included in long-term investments on the accompanying consolidated balance sheets due to the maturity being more than 12 months.

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

The carrying amounts of cash, accounts receivable, accounts payable and accrued liabilities approximate their fair values due to the short-term maturity of these instruments.
5.	Financial Instruments

Cash equivalents and investments (debt securities) which are classified as available-for-sale securities, consisted of the following (in thousands):

December 31, 2020	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds (cash equivalents)	$30,360	$—	$—	$30,360
U.S. government agency securities	37,835	2	—	37,837
Federal agency securities	13,697	3	—	13,700
Total financial assets	$81,892	$5	$—	$81,897
Classified as:
Cash and cash equivalents				$30,360
Short-term investments				48,994
Long-term investments				2,543
				$81,897

December 31, 2019	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds (cash equivalents)	$15,369	$—	$—	$15,369
U.S. government agency securities	51,467	23	—	51,490
Federal agency securities	9,995	11	—	10,006
Total financial assets	$76,831	$34	$—	$76,865
Classified as:
Cash and cash equivalents				$15,369
Short-term investments				61,496
				$76,865

There have been no material realized gains or losses on available-for-sale debt securities for the periods presented. As of December 31, 2020, the remaining contractual maturities of $49.0 million of available-for-sale debt securities was less than one year and $2.5 million of available-for-sale debt securities were less than two years.

6.	Other Accrued Liabilities

Other accrued liabilities consisted of the following (in thousands):

	Year Ended December 31,
	2020	2019
Professional and consulting services	$3,979	$2,026
Manufacturing	2,238	4,320
Clinical	291	435
Other	235	250
Total other accrued liabilities	$6,743	$7,031

7.	Commitments and Contingencies

Manufacturing Agreements

On May 20, 2016, the Company signed a development and manufacturing services agreement with AGC Biologics, Inc. (“AGC”), formerly known as CMC ICOS Biologics, Inc., pursuant to which AGC will conduct manufacturing development of agreed upon product candidates. The Company has firm work orders with AGC to manufacture MarzAA and DalcA to support its clinical trials totaling $11.2 million and the payment obligations remaining at the year ended December 31, 2020 was $2.3 million.

On October 9, 2019, the Company and Catalent Indiana, LLC (“Catalent”) signed a clinical supply services agreement, effective October 4, 2019, pursuant to which Catalent will conduct drug product development of agreed upon product candidates. The Company had firm work orders with Catalent to manufacture DalcA to support its clinical trial totaling $0.5 million and all outstanding amounts were paid during the year ended December 31, 2020.

The current COVID-19 pandemic has presented a substantial public health and economic challenge around the world and is affecting our employees, potential trial participants and business operations. The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19, the actions taken to contain it or treat its impact and the economic impact on local, regional, national, and international markets. The COVID-19 pandemic may disrupt the operations of the Company’s manufacturers or disrupt supply logistics, which could impact the timing of deliveries and potentially increase expenses under our agreements. All required MarzAA supplies for the MAA-304 and MAA-202 studies have been manufactured.

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

On December 18, 2019, the Company entered into the second amendment to the Mosaic collaboration agreement following completion of the co-funded research. Pursuant to the second amendment, any future services provided by Mosaic will be performed on a fee-for-service basis. In connection with the Biogen Agreement, the Company received a $15.0 million upfront license fee on January 10, 2020, see Note 12. The Company paid Mosaic a $3.0 million sublicense fee and recorded such payment as cost of license revenue for the year ended December 31, 2020.

On May 8, 2020, the Company entered into a subsequent amendment to the Mosaic collaboration agreement. As part of this amendment, the Company paid a one-time $0.8 million cash payment to Mosaic, and Mosaic is eligible to receive up to $4.0 million in potential future milestone payments related to regulatory and clinical development events for CB 2782-PEG and an additional anti-complement product candidate in lieu of the Company’s obligations to pay Mosaic a double-digit percentage of funds the Company receives from Biogen or any other amounts the Company receives related to sublicense fees, research and development payments, or any other research, regulatory, clinical or commercial milestones and royalties on any other development candidates. The Company now owns one hundred percent of all future payment streams related to these product candidates.

The one-time $0.8 million cash payment was recorded to research and development expenses for the year ended December 31, 2020.

As of June 30, 2020, Mosaic was no longer a related party. Total expense related to the collaboration with Mosaic were $1.6 million for the year ended December 31, 2020, of which expense recognized while Mosaic was a related party were $1.3 million, and $1.1 million for the year ended December 31, 2019. The amount incurred in 2020 is fully reimbursable under the Biogen Agreement, see Note 12.
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

On July 17, 2020, the Company entered into an amendment to the existing lease agreement to lease additional office space for an aggregated undiscounted future monthly payment of $0.5 million. This amendment is treated as a separate lease with a lease term of 2.6 years and commenced during the fourth quarter of 2020.

For the years ended December 31, 2020 and 2019, the Company’s operating lease expense was $0.7 million and $0.6 million, respectively. The present value assumptions used in calculating the present value of the lease payments were as follows:

	December 31,	December 31,
	2020	2019
Weighted-average remaining lease term	2.33 years	3.33 years
Weighted-average discount rate	5.7%	6.0%

The maturity of the Company’s operating lease liabilities as of December 31, 2020 were as follows (in thousands):

Undiscounted lease payments	Operating Leases
2021	$739
2022	762
2023	259
Total undiscounted lease payments	1,760
Less: imputed interest	(116)
Total operating lease liability	$1,644

Under the terms of the lease agreements, the Company is also responsible for certain variable lease payments that are not included in the measurement of the lease liability. The Company did not incur significant variable lease costs for the years ended December 31, 2020 and 2019.

Supplemental cash flow information for the years ended December 31, 2020 and 2019 related to operating leases was as follows (in thousands):

	Year Ended December 31,
	2020	2019
Cash paid for leases that were included in operating cash outflows	$602	$562

10.	Stock Based Compensation

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

The following table summarizes stock option activity under the Company’s equity incentive plans and related information:

	Number of Shares Underlying Outstanding Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (thousands)
Outstanding — December 31, 2018	1,361,977	$12.04	8.71	$2,294
Options granted	450,900	7.85
Options exercised	(41,219)	4.57		159
Options forfeited	(182,722)	8.36
Options expired	(11,395)	96.49
Outstanding — December 31, 2019	1,577,541	10.85	8.15	1,350
Options granted	1,091,250	6.26
Options exercised	(44,605)	5.04		116
Options forfeited	(250,641)	10.32
Options expired	(17,930)	51.12
Outstanding — December 31, 2020	2,355,615	8.59	7.96	1,337
Exercisable — December 31, 2020	1,113,791	$10.45	7.14	$823
Shares available to be granted — December 31, 2020	1,255,302

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

The fair value of employee stock options was estimated using the following weighted-average assumptions for the years ended December 31, 2020 and 2019:

	Year Ended December 31,
	2020	2019
Employee Stock Options:
Expected term (in years)	5.81	5.98
Risk-free interest rate	0.91%	2.35%
Dividend yield	—	—
Volatility	113.36%	90.81%
Weighted-average fair value of stock options granted	$5.20	$5.85

Total stock-based compensation recognized was as follows (in thousands):

	Year Ended December 31,
	2020	2019
Research and development	$1,487	$1,052
General and administrative (1)	2,140	2,152
Total stock-based compensation	$3,627	$3,204

(1)

Included in general and administrative stock-based compensation for the years ended December 31, 2020 and 2019 is $0.3 million and $0.2 million in expense related to 51,056 shares and 24,235 shares of common stock, respectively, issued to certain board members in lieu of their cash compensation.

As of December 31, 2020, 1,255,302 shares of common stock were available for future grant and 2,355,615 options to purchase shares of common stock were outstanding. As of December 31, 2020, the Company had unrecognized employee stock-based compensation expense of $6.5 million, related to unvested stock option awards, which is expected to be recognized over an estimated weighted-average period of 2.63 years.

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

The Company’s ESPP is subject to an Evergreen provision which shares may be added to the pool as needed. As of December 31, 2020, a total of 359,545 shares of common stock may be granted in accordance with the terms of the ESPP as of December 31, 2020.

For the year ended December 31, 2020, a total of 38,248 shares of common stock for $0.2 million have been issued to employees participating in the two ESPP purchases of 2020 and 300,444 shares are available for issuance under the ESPP as of December 31, 2020.

Stock-based compensation expense for the ESPP was $0.1 million and $0.1 million for the years ended December 31, 2020 and 2019, respectively, and is included in total stock-based compensation recognized.
11.	Income Taxes

The Company has incurred cumulative net operating losses since inception and, consequently, has not recorded any income tax expense for the years ended December 31, 2020 and 2019 due to its net operating loss position.

The reconciliation of the federal statutory income tax rate to the Company’s effective tax rate for the years ended December 31, 2020 and 2019 are as follows:

	Year Ended December 31,
	2020	2019
Tax at statutory federal rate	-21.00%	-21.00%
State Tax (benefit)—net of federal benefit	0.00%	-0.06%
Permanent differences	0.58%	0.43%
Tax credits	-12.26%	-11.20%
Derecognition due to Sec. 382 and 383 limitations	44.55%	0.00%
Change in valuation allowance	-12.25%	31.20%
Other	0.38%	0.63%
Effective tax rate	0.00%	0.00%

Significant components of the Company’s deferred tax assets as of December 31, 2020 and 2019 consist of the following (in thousands):

	Year Ended December 31,
	2020	2019
Deferred tax assets:
Accruals and reserves	$1,095	$936
Net operating loss carry forwards	29,505	34,392
Tax credit carry forwards	7,789	9,945
Fixed and intangible assets	7	10
Valuation allowance	(38,396)	(45,283)
Net deferred tax assets:	$—	$—

Based on the available objective evidence at December 31, 2020, the Company does not believe it is more likely than not that the net deferred tax assets will be realizable. Accordingly, the Company has provided a full valuation allowance against its net deferred tax assets at December 31, 2020 and 2019. The net valuation allowance decreased by approximately $6.9 million and increased by approximately $17.2 million during the years ended December 31, 2020 and 2019, respectively.

As of December 31, 2020, after consideration of certain limitations (see below), the Company had approximately $140.4 million federal and $8.0 million state net operating loss carryforwards (“NOL”) available to reduce future taxable income which, if unused, will begin to expire in 2037 for federal and 2032 for state tax purposes. The federal net operating loss carryforward includes $132.9 million that have an indefinite life.

As of December 31, 2020, the Company also had tax credit carry forwards available to offset future tax liabilities of approximately $5.0 million for federal and $6.8 million for state. If unused, the federal credit will begin to expire in 2040 and the state tax credit does not expire.

If the Company experiences a greater than 50 percent aggregate change in ownership over a three-year period (a Section 382 ownership change), utilization of its pre-change NOL carryforwards are subject to annual limitation under Section 382 of the Internal Revenue Code (California has similar provisions). The annual limitation is determined by multiplying the value of the Company's stock at the time of such ownership change by the applicable long-term tax-exempt rate. Such limitations may result in expiration of a portion of the NOL carryforwards before utilization. The Company determined that ownership changes occurred December 31, 2007, August 20, 2015, April 13, 2017, February 15, 2018, and February 18, 2020. Approximately $156.3 million and $70.8 million of the NOLs will expire unutilized for federal and California purposes, respectively. The Company has derecognized NOL related deferred tax assets in the tax affected amounts of $32.8 million and $0 for federal and California purposes, respectively.

All of the federal R&D credits could expire unutilized, whereas none of the California R&D credits are subject to expiration. Approximately $15.2 million of gross federal R&D credit-related deferred tax assets were derecognized due to the Section 383 limitation. The ability of the Company to use its remaining NOL carryforwards may be further limited if the Company experiences a Section 382 ownership change as a result of future changes in its stock ownership.

On March 27, 2020, the “Coronavirus Aid, Relief and Economic Security (CARES) Act” (the “Act”) was signed into law. The Act includes provisions relating to refundable payroll tax credits, deferment of the employer portion of certain payroll taxes, net operating loss carryback periods, alternative minimum tax credit refunds, and modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. The Company analyzed the provisions of the Act and determined there was no significant impact to its 2020 tax provision.

On June 29, 2020, the California Governor signed Assembly Bill 85 (“A.B. 85”), which now becomes California law. A.B. 85, which includes several tax measures, provides for a three-year suspension of the use of net operating losses for medium and large businesses and a three-year cap on the use of business incentive tax credits to offset no more than $5 million of tax per year. Generally, A.B. 85 suspends the use of net operating losses for taxable years 2020, 2021, and 2022 for taxpayers with taxable income of $1 million or more. Since the Company is not expected to generate California source taxable income of more than $1 million, no material impact is anticipated at this time.

On December 27, 2020, the “Consolidated Appropriations Act, 2021” (the “CAA”) was signed into law. The CAA includes provisions meant to clarify and modify certain items put forth in CARES Act, while providing aid to businesses affected by the pandemic.  The CAA allows deductions for expenses paid for by Paycheck Protection Program (“PPP”) and Economic Injury Disaster Loan (“EIDL”) Program, clarifies forgiveness of EIDL advances, and other business provisions.  The Company analyzed the provisions of the CAA and determined there was no significant impact to its 2020 tax provision.

Accounting for Uncertainty in Income Taxes

The Company only recognizes tax benefits if it is more likely than not that they will be sustained upon audit by the relevant tax authority based upon their technical merits. An uncertain tax position will not be recognized if it has less than a 50% likelihood of being sustained.

The Company had approximately $3.0 million and $1.9 million of unrecognized tax benefits as of December 31, 2020 and 2019, respectively. As the Company has a full valuation allowance on its deferred tax assets, the unrecognized tax benefits have reduced the deferred tax assets and the valuation allowance in the same amount. The Company does not expect the amount of unrecognized tax benefits to materially change in the next twelve months.

A reconciliation of the beginning and ending balance of the unrecognized tax benefits is as follows (in thousands):

Beginning Balance at January 1, 2019	$1,573
Increase/(Decrease) of unrecognized tax benefits taken in prior years	45
Increase/(Decrease) of unrecognized tax benefits related to current year	253
Ending Balance at December 31, 2019	$1,871
Increase/(Decrease) of unrecognized tax benefits taken in prior years	(295)
Increase/(Decrease) of unrecognized tax benefits related to current year	1,379
Ending Balance at December 31, 2020	$2,955

Interest and penalties related to unrecognized tax benefits would be included as income tax expense in the Company’s consolidated statements of operations. As of December 31, 2020 and 2019, the Company had not recognized any tax-related penalties or interest in its consolidated financial statements.

The Company files income tax returns in the United States federal, California, Kansas, Missouri and New Jersey state jurisdictions. The Company is not currently under examination by income tax authorities in federal, state or other jurisdictions. As of December 31, 2020 and 2019, the Company had no uncertain tax positions which affected its financial position as its results of operations or its cash flow, and will continue to evaluate for uncertain tax positions in the future. The Company is subject to United States federal and state income tax examinations by authorities for all tax years due to accumulated net operating losses that are being carried forward for tax purposes.
12.	Collaborations

Pfizer

Pursuant to the termination agreement entered into on December 8, 2016, in connection with the termination of a prior license and development agreement, Pfizer granted the Company an exclusive license to Pfizer’s proprietary rights for manufacturing materials and processes that apply to Factor VIIa variants, CB 813a and marzeptacog alfa (activated) - MarzAA. Pfizer also transferred to the Company the IND application and documentation related to the development, manufacturing and testing of the Factor VIIa products as well as the orphan drug designation. The Company agreed to make contingent cash payments to Pfizer in an aggregate amount up to $17.5 million, payable upon the achievement of certain clinical, regulatory and commercial milestones. Following commercialization of any covered product, Pfizer will also receive a single-digit royalty on net product sales on a country-by-country basis for a predefined royalty term. In February 2018, the Company paid Pfizer a $1.0 million milestone payment based on the dosing of the first patient in its Phase 2 study; the amount was recorded as a research and development expense. No payments were made to Pfizer in the year ended December 31, 2020.

ISU Abxis

In December 2018, the Company entered into an amended and restated license agreement with ISU Abxis (the “A&R ISU Abxis Agreement”), which amended and restated its previous license and collaboration agreement with ISU Abxis previously entered into in September 2013, as subsequently amended in October 2014 and December 2016 (the “Original ISU Abxis Agreement”). Under the A&R ISU Abxis Agreement, ISU Abxis will receive commercialization rights in South Korea to the Company’s engineered Factor IX dalcinonacog alfa - DalcA and the Company will receive clinical development and commercialization rights in the rest of world (excluding South Korea) and manufacturing development and manufacturing rights worldwide (including South Korea). The A&R ISU Abxis Agreement eliminates the profit-sharing arrangement in the Original ISU Abxis Agreement and provides for a low single-digit royalty payment to ISU Abxis, on a country-by-country basis, for net product sales of DalcA by the Company or its affiliates in each country other than South Korea. Pursuant to the A&R ISU Abxis Agreement, the Company will also pay up to an aggregate of $19.5 million in milestone payments to ISU Abxis, including $2.5 million in regulatory and development milestone payments and up to $17.0 million in commercial milestone payments, if the applicable milestones are met. As of December 31, 2020, no milestones have been met.

Biogen

On December 18, 2019, the Company and Biogen International GmbH (“Biogen”) entered into a License and Collaboration Agreement (the “Biogen Agreement”), under which the Company granted Biogen a worldwide, royalty-bearing, exclusive, with the right to sublicense, license (“Exclusive License”) to develop and commercialize CB 2782-PEG and other anti-C3 proteases for potential treatment of dry AMD and other disorders. Pursuant to the Biogen Agreement, the Company will perform certain pre-clinical and manufacturing activities (“Research Services”), and Biogen will be solely responsible for funding the pre-clinical and manufacturing activities and performing IND-enabling activities, worldwide clinical development, and commercialization. The Company will provide the Research Services over a term of thirty months with Biogen having the option to extend the term for two additional twelve-month periods.

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

For the year ended December 31, 2020, the Company recognized the $15.0 million in license revenue upon the transfer of the Exclusive License and the related know-how, and $0.1 million in license revenue for reimbursable out-of-pocket costs incurred.

For the year ended December 31, 2020, the Company recorded $5.8 million in collaboration revenue for reimbursable out-of-pocket and personnel costs incurred related to research services.
13.	Interest and Other Income, Net

The following table shows the detail of interest and other income, net for the years ended December 31, 2020 and 2019 (in thousands):

	Year Ended December 31,
	2020	2019
Interest income	$561	$2,145
Miscellaneous income (expense)	659	(39)
Other	(91)	(7)
Total interest and other income, net	$1,129	$2,099

14.	Stockholders’ Equity

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

The Company had issued and outstanding common stock warrants as follows:

	Number of Shares	Weighted Average
	Underlying Warrants	Exercise Price
Outstanding — December 31, 2018	10,194	$155.73
Issued	—
Exercised	—
Forfeited	(2,337)	499.50
Outstanding — December 31, 2019	7,857	53.61
Issued	—
Exercised	—
Forfeited	(7,772)	49.91
Outstanding — December 31, 2020	85	$392.70

15.	Net Loss per Share Attributable to Common Stockholders

The following table sets forth the computation of the basic and diluted net loss per common share during the years ended December 31, 2020 and 2019 (in thousands, except share and per share data):

	Year Ended December 31,
	2020	2019
Net loss	$(56,241)	$(55,178)
Weighted-average number of shares used in computing net loss per share, basic and diluted	19,179,299	12,004,489
Net loss per share, basic and diluted	$(2.93)	$(4.60)

Since the Company was in a loss position for all periods presented, diluted net loss per share is the same as basic net loss per share for all periods as the inclusion of all potential common shares outstanding would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	Year Ended December 31,
	2020	2019
Options to purchase common stock	2,355,615	1,577,541
Common stock warrants	85	7,857
Total	2,355,700	1,585,398

16.	Subsequent Event

In the first quarter of 2021, we sold an aggregate of 9,185,000 registered shares of common stock (including 485,000 shares sold pursuant to the exercise of the underwriters’ overallotment option) at a price of $5.75 per share. The net proceeds, after deducting $3.5 million underwriting discounts and offering expenses, were approximately $49.3 million.

were

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

Item 9A.	CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

Our management maintains disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is processed, recorded, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal financial officer, respectively), as appropriate, to allow for timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. Our assessment was based on the framework in the updated Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment we believe that as of December 31, 2020, our internal control over financial reporting is effective based on those criteria.

(c) Changes in internal control over financial reporting

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated our “internal control over financial reporting” as defined in Exchange Act Rule 13a-15(f) to determine whether any changes in our internal control over financial reporting occurred during the fiscal year ended December 31, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there were no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2020 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.	Other Information

None.

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item is incorporated by reference to the information set forth in the sections titled “Information About Our Board of Directors” and “Information About Our Executive Officers Who Are Not Directors,” “Corporate Governance,” “Corporate Governance – Code of Business Conduct and Ethics,” “Delinquent Section 16(a) Reports,” “Corporate Governance – Committees of the Board of Directors – Nominating and Corporate Governance Committee,” “Corporate Governance – Committees of the Board of Directors – Audit Committee” and “Corporate Governance – Committees of the Board of Directors – Compensation Committee” in our definitive proxy statement to be filed with the SEC on Schedule 14A in connection with our 2020 Annual Meeting of Shareholders, or the Proxy Statement, which is expected to be filed not later than 120 days after December 31, 2020.

Item 11.	EXECUTIVE COMPENSATION

Information required by this item is incorporated by reference to the information set forth in the sections titled “Executive Compensation,” “Director Compensation” and “Committees of the Board of Directors — Compensation Committee Interlocks and Insider Participation” in the Proxy Statement and is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required by this item is included in the sections titled “Securities Authorized For Issuance Under Equity Compensation Plans” and “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement and is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information required by this item is included in the sections titled “Corporate Governance – Board of Directors Independence” and “Transactions With Related Persons” in the Proxy Statement and is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this item is included in the sections titled “Independent Registered Public Accounting Firm Fees and Services” in the Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Annual Report on Form 10-K:

1. Consolidated Financial Statements

See Index to Consolidated Financial Statements at Part II, Item 8 Financial Statements and Supplementary Data, herein.

2. Consolidated Financial Statement Schedules

All schedules are omitted because they are not applicable or the required information is shown under Item 8. “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

3. See LIST OF EXHIBITS

(b) See LIST OF EXHIBITS

Item 16.	FORM 10-K SUMMARY

None.

LIST OF EXHIBITS

		Incorporated by reference
Exhibit No.	Exhibit title	Form	File No.	Exhibit No.	Filing Date	Filed or Furnished herewith

2.1(a)	Agreement and Plan of Merger dated as of March 5, 2015, by and among Targacept, Catalyst Biosciences, Inc. and Talos Merger Sub, Inc.	8-K	000-51173	2.1	Mar. 6, 2015

2.1(b)	Amendment No. 1 to Agreement and Plan of Merger by and among Targacept, Talos Merger Sub, Inc., and Catalyst dated May 6, 2015.	8-K	000-51173	10.1	May 12, 2015

2.1(c)	Amendment No. 2 to Agreement and Plan of Merger by and among Targacept, Talos Merger Sub, Inc., and Catalyst dated May 13, 2015.	8-K	000-51173	10.1	May 14, 2015

3.1	Fourth Amended and Restated Certificate of Incorporation of the Company.	S-8	333-133881	4.1	May 8, 2006

3.2	Certificate of Amendment to Fourth the Amended and Restated Certificate of Incorporation of the Company.	8-K	000-51173	3.1	Aug. 20, 2015

3.3	Second Certificate of Amendment to the Fourth Amended and Restated Certificate of Incorporation of the Company.	8-K	000-51173	3.1	Feb. 10, 2017

3.4	Bylaws of the Company, as amended.	8-K	000-51173	3.1	Jun. 6, 2020

3.5	Certificate of Designation of Preferences, Rights and Limitations, filed with the Delaware Secretary of State on April 10, 2017, with respect to the Series A Preferred Stock.	8-K	000-51173	3.1	Apr. 13, 2017

4.1	Description of Securities.	10-K	000-51173	4.1	Feb. 20, 2020

4.2	Warrant to Purchase Stock of Catalyst Biosciences, Inc., issued to Silicon Valley Bank on March 3, 2005.	10-K	000-51173	4.3	Mar. 9, 2016

4.3	Form of Warrant to Purchase Stock of Catalyst Biosciences, Inc., issued to purchasers of convertible promissory notes.	10-K	000-51173	4.5	Mar. 9, 2016

10.1**	Catalyst Biosciences, Inc. (formerly Targacept, Inc.) 2015 Stock Incentive Plan (as Amended and Restated Effective June 9, 2016).	DEF 14A	000-51173	Appendix A	Apr. 25, 2016

10.2**	Catalyst Biosciences, Inc. 2016 Inducement Stock Incentive Plan.	8-K	000-51173	10.1	Apr. 20, 2016

10.3**	Catalyst's 2004 Stock Plan.	S-4	333-204423	10.31(a)	May 22, 2015

		Incorporated by reference
Exhibit No.	Exhibit title	Form	File No.	Exhibit No.	Filing Date	Filed or Furnished herewith

10.4**	Form of Incentive Stock Option Award Notice.	8-K	000-51173	10.1	July 14, 2017

10.5**	Form of Non-qualified Stock Option Award Notice.	8-K	000-51173	10.2	July 14, 2017

10.6**	Catalyst Biosciences, Inc. 2018 Omnibus Incentive Plan.	DEF 14A	000-51173	Appendix A	May 1, 2020

10.7**	Catalyst Biosciences, Inc. 2018 Employee Stock Purchase Plan.	DEF 14A	000-51173	Appendix B	May 11, 2018

10.8**	Form of Stock Option Award Agreement.					X

10.9**	Amended and Restated Employment Agreement, dated as of August 28, 2018, by and between Catalyst Biosciences, Inc. and Dr. Nassim Usman, Ph.D.	8-K	000-51173	10.1	Aug. 31, 2018

10.10**	Amended and Restated Employment Agreement, dated as of August 29, 2018, by and between Catalyst Biosciences, Inc. and Dr. Howard Levy, M.B.B.Ch., Ph.D., M.M.M.	8-K	000-51173	10.2	Aug. 31, 2018

10.12++	Amended and Restated License Agreement, dated December 17, 2018, by and between Catalyst Biosciences, Inc. and ISU Abxis.	10-K/A	000-51173	10.16	April 29, 2019

10.13+	Development and Manufacturing Services Agreement, by and between CMC ICOS Biologics, Inc. and Biosciences, Inc., dated as of May 20, 2016.	10-Q	000-51173	10.1	Aug. 4, 2016

10.14+	Termination Agreement, dated December 8, 2016, between Catalyst Biosciences, Inc. and Wyeth LLC, a wholly-owned subsidiary of Pfizer Inc.	10-K	000-51173	10.16	Mar. 8, 2017

10.15(a)	Lease Agreement, dated November 8, 2017 by and between BXP 611 Gateway Center, LP and Catalyst Biosciences, Inc..	8-K	000-51173	10.1	Nov. 17, 2017

10.15(b)	First Amendment to Office Lease, dated as of August 9, 2018, by and between BXP 611 Gateway Center, LP and Catalyst Biosciences, Inc.	8-K	000-51173	10.1	Aug. 15, 2018

10.16++	Clinical Supply Agreement, effective as of October 4, 2019, by and between Catalyst Biosciences, Inc. and Catalent Indiana, LLC.	8-K	000-51173	10.1	October 15, 2019

10.17++	License and Collaboration Agreement, dated December 18, 2019, by and between Biogen International GMBH and Catalyst Biosciences, Inc.	10-K	000-51173	10.17	February 20, 2020

		Incorporated by reference
Exhibit No.	Exhibit title	Form	File No.	Exhibit No.	Filing Date	Filed or Furnished herewith

10.18++	Amended and Restated Collaboration Agreement, dated December 18, 2019, by and between Mosaic Biosciences, Inc. and Catalyst Biosciences, Inc.	10-K	000-51173	10.18	February 20, 2020

10.19	Cooperation Agreement, dated January 13, 2020, by and between CCUR Holdings, Inc. and certain of its affiliates and Catalyst Biosciences, Inc.	8-K	000-51173	10.1	January 10, 2020

10.20	Description of Annual Cash Incentive Program.	10-K	000-51173	10.20	February 20, 2020

10.21**	Form of Indemnification Agreement between the Company and each of its directors and members of executive management.	8-K	000-51173	10.3	August 31, 2018

10.22++	Amended and Restated Collaboration Agreement, dated May 8, 2020, by and between Mosaic Biosciences, Inc. and Catalyst Biosciences, Inc.	10-Q	000-51173	10.1	August 6, 2020

10.23	Second Amendment to Office Lease, dated July 17, 2020, by and between 611 Gateway Center, L.P. and Catalyst Biosciences, Inc.	10-Q	000-51173	10.1	November 5, 2020

10.24	Offer Letter by and between Clinton Musil and Catalyst Biosciences, Inc. dated June 9, 2020.	10-Q	000-51173	10.2	November 5, 2020

21.1	List of subsidiaries of Catalyst Biosciences, Inc.	10-K	000-51173	21.1	March 9, 2016

23.1	Consent of EisnerAmper LLP, Independent Registered Public Accounting Firm.					X

24.1	Power of Attorney (included as part of the signature page hereto).					X

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

Incorporated by reference
Exhibit No.	Exhibit title	Form	File No.	Exhibit No.	Filing Date	Filed or Furnished herewith

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101

The following materials from the Company's Annual Report on Form 10-K for the year ended December 31, 2020, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of December 31, 2020 and December 31, 2019; (ii) the Consolidated Statement of Operations for the years ended December 31, 2020 and 2019; (iii) the Consolidated Statements of Comprehensive Loss for the years ended December 31, 2020 and 2019; (iv) the Consolidated Statements of Stockholders' Equity as of December 31, 2020; (v) the Consolidated Statements of Cash Flows for the twelve months ended December 31, 2020 and 2019; and (vi) the Notes to the Consolidated Financial Statements.

X
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

CATALYST BIOSCIENCES, INC		CATALYST BIOSCIENCES, INC.

By:	/s/ Nassim Usman, Ph.D.	By:	/s/ Clinton Musil.
	Nassim Usman, Ph.D.		Clinton Musil
	President and Chief Executive Officer		Chief Financial Officer
Date:	March 4, 2021	Date:	March 4, 2021

POWER OF ATTORNEY

Each person whose individual signature appears below hereby authorizes and appoints Nassim Usman and Clinton Musil, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this annual report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Nassim Usman, Ph.D.	President and Chief Executive Officer (Principal Executive Officer)	March 4, 2021
Nassim Usman, Ph.D.

/s/ Clinton Musil	Chief Financial Officer (Principal Financial and Accounting Officer)	March 4, 2021
Clinton Musil

/s/ Augustine Lawlor	Chairman of the Board of Directors	March 4, 2021
Augustine Lawlor

/s/ Errol B. De Souza, Ph.D.	Director	March 4, 2021
Errol B. De Souza, Ph.D.

/s/ Andrea Hunt	Director	March 4, 2021
Andrea Hunt

/s/ Geoffrey Ling, M.D., Ph.D.	Director	March 4, 2021
Geoffrey Ling, M.D., Ph.D.

/s/ Sharon Tetlow	Director	March 4, 2021
Sharon Tetlow

/s/ Eddie Williams	Director	March 4, 2021
Eddie Williams