Form 10-Q
period 2021-06-30
CATALYST BIOSCIENCES, INC.
filed 2021-08-05
CIK 1124105

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of July 30, 2021, the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 31,365,701.

CATALYST BIOSCIENCES, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Catalyst Biosciences, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	June 30, 2021	December 31, 2020
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$73,621	$30,360
Short-term investments	12,902	48,994
Accounts receivable	1,971	3,313
Prepaid and other current assets	8,332	6,843
Total current assets	96,826	89,510
Long-term investments	—	2,543
Other assets, noncurrent	1,169	528
Right-of-use assets	3,107	1,832
Property and equipment, net	684	433
Total assets	$101,786	$94,846
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,834	$5,931
Accrued compensation	2,516	2,476
Deferred revenue	2,038	1,983
Other accrued liabilities	7,366	6,743
Operating lease liability	1,814	663
Total current liabilities	15,568	17,796
Operating lease liability, noncurrent	1,054	981
Total liabilities	16,622	18,777
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized; 31,349,740 and 22,097,820 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	31	22
Additional paid-in capital	442,258	390,803
Accumulated other comprehensive income	2	5
Accumulated deficit	(357,127)	(314,761)
Total stockholders’ equity	85,164	76,069
Total liabilities and stockholders’ equity	$101,786	$94,846

The accompanying notes are an integral part of these condensed consolidated financial statements.

Catalyst Biosciences, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue:
License	$—	$23	$—	$15,068
Collaboration	1,132	1,635	2,599	2,956
License and collaboration revenue	1,132	1,658	2,599	18,024

Operating expenses:
Cost of license	—	23	—	3,070
Cost of collaboration	1,139	1,719	2,619	3,151
Research and development	15,389	12,906	32,402	26,170
General and administrative	4,518	4,371	9,930	8,062
Total operating expenses	21,046	19,019	44,951	40,453
Loss from operations	(19,914)	(17,361)	(42,352)	(22,429)
Interest and other income (expense), net	(14)	113	(14)	1,128
Net loss	$(19,928)	$(17,248)	$(42,366)	$(21,301)
Net loss per share attributable to common stockholders, basic and diluted	$(0.64)	$(0.96)	$(1.42)	$(1.31)
Shares used to compute net loss per share attributable to common stockholders, basic and diluted	31,348,602	17,891,475	29,875,202	16,241,963

The accompanying notes are an integral part of these condensed consolidated financial statements.

Catalyst Biosciences, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net loss	$(19,928)	$(17,248)	$(42,366)	$(21,301)
Other comprehensive (loss) income:
Unrealized (loss) gain on available-for-sale debt securities	(3)	(99)	(3)	7
Total comprehensive loss	$(19,931)	$(17,347)	$(42,369)	$(21,294)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Catalyst Biosciences, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2020	—	$—	22,097,820	$22	$390,803	$5	$(314,761)	$76,069
Stock-based compensation expense	—	—	10,149	—	1,026	—	—	1,026
Issuance of common stock from stock grants and option exercises	—	—	38,058	—	182	—	—	182
Issuance of common stock for public offering, net of issuance costs of $3,563	—	—	9,185,000	9	49,241	—	—	49,250
Net loss	—	—	—	—	—	—	(22,438)	(22,438)
Balance at March 31, 2021	—	—	31,331,027	31	441,252	5	(337,199)	104,089
Stock-based compensation expense	—	—	13,713	—	983	—	—	983
Issuance of common stock from stock grants and option exercises	—	—	5,000	—	23	—	—	23
Unrealized loss on available-for-sale debt securities	—	—	—	—	—	(3)	—	(3)
Net loss	—	—	—	—	—	—	(19,928)	(19,928)
Balance at June 30, 2021	—	$—	31,349,740	$31	$442,258	$2	$(357,127)	$85,164

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2019	—	$—	12,040,835	$12	$326,810	$34	$(258,520)	$68,336
Stock-based compensation expense	—	—	7,817	—	805	—	—	805
Issuance of common stock from stock grants and option exercises	—	—	62,969	—	339	—	—	339
Issuance of common stock for public offering, net of issuance costs of $2,514	—	—	5,307,692	5	31,981	—	—	31,986
Unrealized gain on available-for-sale debt securities	—	—	—	—	—	106		106
Net loss	—	—	—	—	—	—	(4,053)	(4,053)
Balance at March 31, 2020	—	—	17,419,313	17	359,935	140	(262,573)	97,519
Stock-based compensation expense	—	—	16,048	—	834	—	—	834
Issuance of common stock for public offering, net of issuance costs of $2,045	—	—	4,615,384	5	27,950	—	—	27,955
Unrealized loss on available-for-sale debt securities	—	—	—	—	—	(99)	—	(99)
Net loss	—	—	—	—	—	—	(17,248)	(17,248)
Balance at June 30, 2020	—	$—	22,050,745	$22	$388,719	$41	$(279,821)	$108,961

The accompanying notes are an integral part of these condensed consolidated financial statements.

Catalyst Biosciences, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2021	2020
Operating Activities
Net loss	$(42,366)	$(21,301)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	2,009	1,639
Depreciation and amortization	90	51
Changes in operating assets and liabilities:
Accounts receivable	1,342	13,012
Prepaid and other assets	(2,338)	2,267
Accounts payable	(4,091)	(2,780)
Accrued compensation and other accrued liabilities	663	1,825
Operating lease liability and right-of-use asset	157	31
Deferred revenue	55	(14,670)
Net cash flows used in operating activities	(44,479)	(19,926)

Investing Activities
Proceeds from maturities of short-term investments	38,632	50,493
Purchase of short-term investments	—	(47,081)
Purchases of property and equipment	(347)	(33)
Net cash flows provided by investing activities	38,285	3,379

Financing Activities
Issuance of common stock for public offering, net of issuance costs	49,250	60,112
Issuance of common stock from stock grants and option exercises	205	339
Net cash flow provided by financing activities	49,455	60,451
Net increase in cash and cash equivalents	43,261	43,904
Cash and cash equivalents at beginning of the period	30,360	15,369
Cash and cash equivalents at end of the period	$73,621	$59,273

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Right-of-use assets obtained in exchange for operating lease liabilities	$1,850	$—

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

The Company had a net loss of $42.4 million for the six months ended June 30, 2021 and an accumulated deficit of $357.1 million as of June 30, 2021. The Company expects to continue to incur losses for the next several years. As of June 30, 2021, the Company had $86.5 million of cash, cash equivalents and short-term investments. Its primary uses of cash are to fund operating expenses, including research and development expenditures and general and administrative expenditures. Based on the current status of its research and development plans, the Company believes that its existing cash, cash equivalents and short-term investments as of June 30, 2021 will be sufficient to fund its cash requirements for at least the next 12 months from the date of the filing of this quarterly report. If, at any time, the Company’s prospects for financing its research and development programs decline, the Company may decide to reduce research and development expenses by delaying, discontinuing or reducing its funding of one or more of its research or development programs. Alternatively, the Company might raise funds through strategic collaborations, public or private financings or other arrangements. Such funding, if needed, may not be available on favorable terms, or at all.
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

Catalyst Biosciences, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. The amendments in ASU No. 2021-04 provide guidance to clarify and reduce diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange. The amendments in this ASU No. 2021-04 are effective for all entities for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years, with early adoption permitted, including interim periods within those fiscal years. The Company plans to adopt ASU 2021-04 and related updates on January 1, 2022. The Company is currently evaluating the impact of adopting this ASU on its condensed consolidated financial statements.

Research and Development Expenses

Research and development costs are expensed as incurred. Nonrefundable advance payments for goods or services used in research and development are initially deferred and capitalized in prepaid and other current assets. The capitalized amounts are then expensed as the related goods are delivered or services are performed, or until it is no longer expected that the goods or services will be delivered. Research and development costs consist of payroll and other personnel-related expenses, laboratory supplies and reagents, contract research and development services, materials, and consulting costs, as well as allocations of facilities and other overhead costs. Under the Company’s collaboration agreement with Biogen, certain specific expenditures are reimbursed by third parties. The Company recorded $1.1 million and $1.7 million during the three months ended June 30, 2021 and 2020, respectively, and $2.6 million and $3.2 million during the six months ended June 30, 2021 and 2020, respectively, of research and development expense as cost of collaboration revenue related to the collaboration agreement with Biogen signed in December 2019.

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

For a description of the fair value hierarchy and the Company’s fair value methodology, see “Part II - Item 8 - Financial Statements and Supplementary Data - Note 3 – Summary of Significant Accounting Policies” in the Company’s Annual Report. There were no significant changes in these methodologies during the six months ended June 30, 2021.

Catalyst Biosciences, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

There were no transfers in or out of Level 1 or 2 during the periods presented. The following tables present the fair value hierarchy for assets and liabilities measured at fair value on a recurring basis as of June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds(1)	$73,621	$—	$—	$73,621
U.S. government agency securities(2)	7,779	—	—	7,779
Federal agency securities(2)	—	5,123	—	5,123
Total financial assets	$81,400	$5,123	$—	$86,523

(1)	Included in cash and cash equivalents on the accompanying condensed consolidated balance sheets.
(2)	Included in short-term investments on the accompanying condensed consolidated balance sheets and classified as available-for-sale debt securities.

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds(1)	$30,360	$—	$—	$30,360
U.S. government agency securities(2)	37,837	—	—	37,837
Federal agency securities(2)	—	13,700	—	13,700
Total financial assets	$68,197	$13,700	$—	$81,897

(1)	Included in cash and cash equivalents on the accompanying condensed consolidated balance sheets.
(2)

Included in short-term investments on the accompanying condensed consolidated balance sheets and classified as available-for-sale debt securities. $2.5 million of U.S. government agency securities as of December 31, 2020 are included in long-term investments on the accompanying condensed consolidated balance sheets due to the maturity being more than 12 months.

4.	Financial Instruments

Cash equivalents and investments (debt securities) which are classified as available-for-sale securities, consisted of the following (in thousands):

June 30, 2021	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds (cash equivalents)	$73,621	$—	$—	$73,621
U.S. government agency securities	7,778	1	—	7,779
Federal agency securities	5,122	1	—	5,123
Total financial assets	$86,521	$2	$—	$86,523
Classified as:
Cash and cash equivalents				$73,621
Short-term investments				12,902
Total financial assets				$86,523

Catalyst Biosciences, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

December 31, 2020	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds (cash equivalents)	$30,360	$—	$—	$30,360
U.S. government agency securities	37,835	2	—	37,837
Federal agency securities	13,697	3	—	13,700
Total financial assets	$81,892	$5	$—	$81,897
Classified as:
Cash and cash equivalents				$30,360
Short-term investments				48,994
Long-term investments				2,543
Total financial assets				$81,897

There have been no material realized gains or losses on available-for-sale debt securities for the periods presented. As of June 30, 2021, the remaining contractual maturities of $12.9 million of available-for-sale debt securities were less than one year.

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, and other accrued liabilities approximate their fair values due to the short-term maturity of these instruments.
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

In April 2021, the Company entered into a license agreement (the “License Agreement”) for the use of laboratory facilities in South San Francisco, CA, for an aggregated undiscounted future payment of $1.9 million. This License Agreement has an original lease term of one year and a renewal period of six months. This license commenced during the second quarter of 2021.

For the three and six months ended June 30, 2021, the Company’s operating lease expense was $0.4 million and $0.6 million, respectively. For the three and six months ended June 30, 2020, the Company’s operating lease expense was $0.2 million and $0.4 million, respectively. The present value assumptions used in calculating the present value of the lease payments were as follows:

	June 30,	December 31,
	2021	2020
Weighted-average remaining lease term	1.6 years	2.3 years
Weighted-average discount rate	4.9%	5.7%

The maturity of the Company’s operating lease liabilities as of June 30, 2021 were as follows (in thousands):

Year	Undiscounted lease payments
Remaining in 2021	$1,003
2022	1,719
2023	260
Total undiscounted lease payments	2,982
Less imputed interest	(114)
Total operating lease liability	$2,868

Catalyst Biosciences, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Supplemental cash flow information related to operating leases was as follows (in thousands):

	Six Months Ended June 30,
	2021	2020
Cash paid for leases that were included in operating cash outflows	$680	$288

6.	Stock-Based Compensation

2018 Omnibus Incentive Plan

In June 2018, stockholders of the Company approved the Company’s 2018 Omnibus Incentive Plan (the “2018 Plan”). The 2018 Plan had previously been approved by the Company’s Board of Directors (the “Board”) and the Compensation Committee (the “Committee”) of the Board, subject to stockholder approval. The 2018 Plan became effective on June 13, 2018. On June 9, 2021, the stockholders of the Company approved an amendment to the 2018 Plan to increase the number of shares of common stock reserved for issuance by 2,500,000 shares to a total of 5,300,000 shares. The amendment became effective immediately upon stockholder approval.

Performance-Based Stock Option Grants

In February 2021, the Committee approved the issuance of option grants to purchase 647,000 shares of common stock for executive officers pursuant to the 2018 Plan, which will vest upon (a) the achievement of specified performance goals and (b) the grantees’ continued employment during the service period specified in each grant.

The following table summarizes stock option activity under the Company’s 2018 Plan and related information:

	Number of Shares Underlying Outstanding Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)
Outstanding — December 31, 2020	2,355,615	$8.59	8.0
Options granted	1,157,488	$5.90
Options exercised	(5,000)	$4.63
Options forfeited	(270,942)	$7.12
Options expired	(569)	$582.27
Outstanding — June 30, 2021	3,236,592	$7.66	8.2
Exercisable — June 30, 2021	1,338,239	$9.65

Valuation Assumptions

The Company estimated the fair value of stock options granted using the Black-Scholes option-pricing model and a single option award approach. Due to its limited history as a public company and limited number of sales of its common stock, the Company estimated its volatility considering a number of factors including the use of the volatility of comparable public companies. The expected term of options granted under the Plan, all of which qualify as “plain vanilla” per SEC Staff Accounting Bulletin 107, is determined based on the simplified method due to the Company’s limited operating history. The risk-free rate is based on the yield of a U.S. Treasury security with a term consistent with the option. This fair value is being amortized ratably over the requisite service periods of the awards, which is generally the vesting period.

Catalyst Biosciences, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The fair value of employee stock options was estimated using the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Employee Stock Options:
Risk-free rate	0.96%	0.40%	0.74%	1.29%
Expected term (in years)	5.7	5.9	6.0	5.6
Dividend yield	0.00%	0.00%	0.00%	0.00%
Volatility	92.79%	115.20%	93.64%	111.27%
Weighted-average fair value of stock options granted	$3.37	$5.25	$4.45	$5.50

Total stock-based compensation expense recognized was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Research and development	$394	$314	$763	$658
General and administrative(1)	589	520	1,246	981
Total stock-based compensation expense	$983	$834	$2,009	$1,639

(1)

Included in general and administrative for the three and six months ended June 30, 2021 is stock-based compensation expense related to 13,713 shares and 23,862 shares, respectively, of common stock issued to certain board members in lieu of their cash compensation.

As of June 30, 2021, 2,842,373 shares of common stock were available for future grant and 3,236,592 options to purchase shares of common stock were outstanding. As of June 30, 2021, the Company had unrecognized employee stock-based compensation expense of $7.1 million, related to unvested stock awards, which is expected to be recognized over an estimated weighted-average period of 2.7 years.

7.	Collaborations

Mosaic

In October 2017, the Company entered into a strategic research collaboration with Mosaic to develop intravitreal anti-complement factor 3 (C3) products for the treatment of dry Age-related Macular Degeneration (AMD) and other retinal diseases. The Company entered into two amendments to the Mosaic research collaboration agreements in December 2019 and May 2020. See Note 11.

ISU Abxis

In December 2018, the Company entered into an amended and restated license agreement with ISU Abxis (the “A&R ISU Abxis Agreement”), which amended and restated its previous license and collaboration agreement with ISU Abxis previously entered into in September 2013, as subsequently amended in October 2014 and December 2016 (the “Original ISU Abxis Agreement”). Under the A&R ISU Abxis Agreement, ISU Abxis will receive commercialization rights in South Korea to the Company’s engineered Factor IX dalcinonacog alfa - DalcA and the Company will receive clinical development and commercialization rights in the rest of world (excluding South Korea) and manufacturing development and manufacturing rights worldwide (including South Korea). The A&R ISU Abxis Agreement eliminates the profit-sharing arrangement in the Original ISU Abxis Agreement and provides for a low single-digit royalty payment to ISU Abxis, on a country-by-country basis, for net product sales of DalcA by the Company or its affiliates in each country other than South Korea. Pursuant to the A&R ISU Abxis Agreement, the Company will also pay up to an aggregate of $19.5 million in milestone payments to ISU Abxis, including $2.5 million in regulatory and development milestone payments and up to $17.0 million in commercial milestone payments, if the applicable milestones are met. As of June 30, 2021, no milestones have been met.

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

For the six months ended June 30, 2021, the Company recognized no license revenue from the Biogen Agreement. For the six months ended June 30, 2020, the Company recognized $15.0 million in license revenue upon the transfer of the Exclusive License and the related know-how, and $0.1 million in license revenue for reimbursable out-of-pocket costs incurred.

The Company recognized $1.1 million and $1.6 million for the three months ended June 30, 2021 and 2020, respectively, and $2.6 million and $3.0 million for the six months ended June 30, 2021 and 2020, respectively, in collaboration revenue for reimbursable third-party vendor, out-of-pocket and personnel costs incurred related to research services.

For the six months ended June 30, 2021, the Company recognized $1.3 million in collaboration revenue from the beginning of period deferred revenue balance.
8.	Net Loss per Share Attributable to Common Stockholders

The following table sets forth the computation of the basic and diluted net loss per common share as follows (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net loss attributable to common stockholders	$(19,928)	$(17,248)	$(42,366)	$(21,301)
Weighted-average number of shares used in computing net loss per share, basic and diluted	31,348,602	17,891,475	29,875,202	16,241,963
Net loss available for common stockholders per share, basic and diluted	$(0.64)	$(0.96)	$(1.42)	$(1.31)

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

	June 30,
	2021	2020
Options to purchase common stock	3,236,592	2,010,315
Common stock warrants	85	722
Total	3,236,677	2,011,037

Catalyst Biosciences, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

9.	Stockholders’ Equity

In the first quarter of 2021, the Company issued and sold an aggregate of 9,185,000 registered shares of its common stock (including 485,000 shares sold pursuant to the exercise of the underwriters’ overallotment option) at a price of $5.75 per share. The net proceeds to the Company, after deducting $3.6 million in underwriting discounts and commissions, and offering expenses, were approximately $49.3 million.
10.	Commitments and Contingencies

Manufacturing Agreements

On May 20, 2016, the Company signed a development and manufacturing services agreement with AGC Biologics, Inc. (“AGC”), formerly known as CMC ICOS Biologics, Inc., pursuant to which AGC will conduct manufacturing development of agreed upon product candidates. The Company currently has firm work orders with AGC to manufacture MarzAA and DalcA to support its clinical trials totaling $19.7 million and the payment obligations remaining as of June 30, 2021 were $7.0 million.

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

As of June 30, 2020, Mosaic was no longer a related party.

12.	Interest and Other Income (Expense), Net

The following table shows the detail of interest and other income (expense), net as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Interest income	$11	$128	$28	$462
Miscellaneous income	2	—	11	679
Other	(27)	(15)	(53)	(13)
Total interest and other income (expense), net	$(14)	$113	$(14)	$1,128

Catalyst Biosciences, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

13.	Subsequent Event

In July 2021, we entered into agreements for additional clinical trial services for MarzAA and for our screening and natural history of disease clinical studies related to CFI deficiency, with total payments of up to $3.2 million and $6.5 million, respectively. We can terminate these agreements at our discretion and upon termination will be responsible to pay for those services incurred prior to termination plus reasonable wind-down expenses.

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

Overview

We are a research and clinical development biopharmaceutical company focused on developing protease therapeutics to address unmet medical needs in disorders of the complement and coagulation systems. Proteases are the natural regulators of these biological systems. We engineer proteases to create improved or novel molecules to treat diseases that result from dysregulation of the complement and coagulation cascades. Our protease engineering platform has generated two late-stage clinical programs including marzeptacog alfa (activated) (“MarzAA”), a subcutaneously (“SQ”) administered next-generation engineered coagulation Factor VIIa (“FVIIa”) for the treatment of episodic bleeding in subjects with rare bleeding disorders. Our complement pipeline includes a preclinical C3-degrader program licensed to Biogen International GmbH (“Biogen”) for dry age-related macular degeneration (“dAMD”), an improved complement factor I protease CB 4332 for SQ replacement therapy in patients with complement factor I (“CFI”) deficiency and proteases from our ProTUNE™; C3b-C4b degrader and ImmunoTUNE™; C3a-C5a degrader platforms designed to target specific disorders of the complement or inflammatory pathways, as well as other discovery-stage complement programs in discovery, including a complement Factor B degrader program using proteases engineered by the Company’s proprietary protease engineering platform.

The product candidates generated by our protease engineering platform have improved functional properties such as longer half-life, improved specificity, higher potency and increased bioavailability. These characteristics potentially allow for improved efficacy, SQ administration of recombinant coagulation factors and complement inhibitors, or less frequently dosed intravitreal therapeutics than current therapeutics in development.

We are dosing patients in our registrational Phase 3 trial (“MAA-304” or “Crimson 1”) of MarzAA in subjects with Hemophilia A (“HA”) or B (“HB”) with inhibitors. We are also enrolling patients in a Phase 1/2 trial of MarzAA in Factor VII Deficiency (“FVIID”), Glanzmann Thrombasthenia, and Hemophilia A with inhibitor patients on Hemlibra prophylaxis for treatment of episodic bleeding (“MAA-202”). The Food and Drug Administration (“FDA”) has granted Fast Track Designation for MarzAA both for the treatment of episodic bleeding in subjects with Hemophilia A or B with inhibitors (December 2020) and for treatment of episodic bleeding in subjects with Factor FVII deficiency (June 2021).

Our next most advanced hemophilia product candidate is dalcinonacog alfa (“DalcA”), a next-generation SQ FIX, which has shown efficacy and safety in a Phase 2b clinical trial in individuals with Hemophilia B (“HB”). We have a discovery stage Factor IX gene therapy construct, CB 2679d-GT for Hemophilia B, that has demonstrated superiority compared with the Padua FIX variant in preclinical models of Hemophilia B.

Our complement portfolio consists of the development candidates CB 4332 and CB 2782-PEG. CB 4332 is a wholly owned first-in-class improved CFI intended for lifelong prophylactic SQ administration in individuals with CFI deficiency. CB 2782-PEG is a potential best-in-class C3 degrader product candidate in preclinical development for the treatment of dry AMD that we have licensed to Biogen. We have several engineered protease programs in discovery or early non-clinical development. These programs all target diseases caused by deficient regulation of the complement system and inflammation.

In July 2021 we commenced patient enrollment in the screening (“CFI-001”) and natural history of disease (“CFI-002”) studies to assess CFI blood levels in patients who have diseases related to CFI deficiency and identify those who would benefit from CB 4332 treatment (“ConFIrm” and “ConFIdence”, respectively).

The following table summarizes our current development programs.

We continue to experience operational and other challenges as a result of the COVID-19 global pandemic, which could delay or impact our development programs. See Other Recent Developments and Item 1A - Risk Factors for further discussion of the current and expected impact on our business and development programs.

Recent Development Program Updates

MarzAA

We dosed our first patient in a registrational Phase 3 trial (“MAA-304”) for our most advanced product candidate, MarzAA, a potent, subcutaneously administered, next-generation Factor VIIa variant.

In December 2020 and in June 2021, we announced that the FDA had granted Fast Track designations for MarzAA for the episodic treatment of bleeds in patients with HA or HB with inhibitors and FVIID, respectively. The Fast Track program is designed to facilitate and expedite the development and review of drug candidates that have demonstrated the potential to address an unmet medical need in treating serious diseases or conditions. A drug candidate with Fast Track designation is eligible for greater access to the FDA as well as a priority review and rolling review of the marketing application. We believe the FDA Fast Track designation validates MarzAA’s potential to improve patient care. As the only SQ delivered therapy in development for episodic treatment of bleeding events, MarzAA is uniquely positioned to become an important addition to the treatment landscape.

The Phase 3 registration trial – MAA-304 (“Crimson 1”) – is an open-label, global, multi-center, randomized, cross-over study. The study is designed to evaluate the safety and efficacy of MarzAA for episodic treatment of spontaneous or traumatic bleeding episodes in adolescents and adults with congenital HA or HB with inhibitors, compared with their Standard of Care, either intravenous rFVIIa or intravenous activated prothrombin complex concentrates (APCC e.g., FEIBA). The study will enroll approximately 60 subjects to treat 244 eligible bleeding episodes with each treatment. The primary endpoint is hemostatic efficacy using a standard 4-point assessment scale at the 24-hour timepoint. The study will assess the effectiveness of SQ MarzAA, using up to three doses to treat a bleeding episode, compared with the Standard of Care. The first subject was enrolled into this trial in May 2021. We plan to submit our first report to the Data and Safety Monitoring Board (“DSMB”) in 2021.

We are also enrolling patients in a Phase 1/2 trial (“MAA-202”) of MarzAA for treatment of bleeding in Factor VII Deficiency, Glanzmann Thrombasthenia, and in individuals with HA with inhibitors treated with Hemlibra.

Complement

We currently have several protease programs in preclinical discovery or early non-clinical development. These programs target diseases caused by aberrant regulation of the complement system. An ocular program for dry AMD is licensed to Biogen; the remaining complement programs are focused on systemic complement disorders and are wholly owned by Catalyst.

CB 2782-PEG is an engineered pegylated C3 degrader that we designed with a best-in-class anti-C3 profile for dry AMD. Dry AMD is an ocular disease leading to vision loss and blindness for which there is currently no approved therapies. Complement hyperreactivity plays an important role in dry AMD pathogenesis. Using the protease CB 2782-PEG to degrade C3 allows for the neutralization of C3 activity. It is expected that maintaining low C3 levels in the eye can significantly slow disease progression and vision loss in dry AMD in patients.

CB 4332 is an engineered version of the CFI protease with an extended half-life that was designed as a subcutaneously-dosed replacement therapy for patients who are deficient in CFI or have deficient CFI activity. We commenced patient enrollment in the screening (“CFI-001”) and natural history of disease (“CFI-002”) studies in July 2021 to assess CFI blood levels in patients who have diseases related to CFI deficiency in order to identify those who might benefit from CB 4332 treatment (“ConFIrm” and “ConFIdence”, respectively). This will prepare us for the initiation of a P1/2 clinical study of CB 4332 in 2022 in subjects with a significant deficiency or absence of endogenous CFI, and identify opportunities to potentially develop CB 4332 for treatment in other indications.

Complete or significant absence of endogenous CFI may present with a variety of disease manifestations, such as recurrent invasive infections with encapsulated bacteria, but these patients are also at risk of developing autoimmune and/or immune-complex diseases such as chronic inflammation of the blood vessels of the brain, spinal cord, heart or the kidneys. Clinical presentations of bacterial infections include but are not limited to peritonitis, meningitis, pneumonia and sepsis, which may be fatal or leave serious sequalae. No primary prophylaxis CFI replacement therapeutic has been approved, and patients often receive lifelong antibiotic treatment, which may cause a range of additional problems.

The non-infectious CFI deficiency manifestations include a sizeable proportion of kidney disease, also called glomerulonephritis such as: Atypical Hemolytic Uremic Syndrome (“aHUS”), C3 Glomerulonephritis (“C3G”) or Immune Complex Membranoproliferative Glomerulonephritis (“IC-MPGN”). These are severe, chronic, life-threatening diseases that result in renal impairment and may require renal transplant.

Low circulating serum CFI levels have been shown to be associated with rare CFI genetic variants and advanced AMD. Studies have estimated that the prevalence of rare CFI variants in the overall AMD population to be approximately 6%, of which approximately 40% are expected to display low serum CFI levels and could potentially benefit from targeted CFI therapy.

The heterogenous clinical presentation of CFI deficiency likely makes the disease significantly underdiagnosed, and some patients may experience life threatening emergencies that may have severe long-term impact on their quality of life. Currently, there are no therapeutic options approved to specifically replace the deficient CFI protein with a well-functioning CFI to treat these disorders. While not specifically targeting CFI deficiency, eculizumab and ravulizumab are indicated for the treatment of aHUS. Neither eculizumab nor ravulizumab address the root cause of the CFI deficiency; instead, they are designed to prevent the downstream effects of uncontrolled complement activity. Patients with aberrant CFI may therefore still have uncontrolled complement activation downstream of CFI. This may cause deposition of complement proteins, for example, on red blood cells, and some CFI deficient patients may have a worse prognosis than others even when on non-replacement therapy. CB 4332 is designed to address this unmet need by providing a therapeutic option that corrects the root problem of these diseases using simple, fast and easy SQ administration. As a key complement regulator, CFI has also the potential to be used in non-CFI-deficient complement dysregulated diseases (e.g., hyperactive alternative pathway) in which additional upstream regulation may prove more effective than inhibiting specific downstream targets.

We have additional early stage complement discovery programs that target different proteins of the complement system including proteases from our ProTUNE™; C3b-C4b degrader and ImmunoTUNE™; C3a-C5a degrader platforms designed to target specific disorders of the complement or inflammatory pathways as well as other discovery-stage complement programs in development, including a complement Factor B degrader program using proteases engineered by the Company’s proprietary protease engineering platform.

DalcA

DalcA is a next-generation SQ Factor IX product candidate for the prophylactic treatment of individuals with HB that completed an open-label Phase 2b study in 2020, demonstrating that FIX plasma activity levels were raised from the severe to mild phenotype. We are planning to meet with the FDA to discuss the design of a registrational Phase 3 clinical trial and the necessary data to support its initiation and are actively seeking a partner for this program.

Factor IX Gene Therapy

Our Factor IX gene therapy construct CB 2679d-GT has demonstrated a 2-fold to 3-fold higher activity resulting in improved clotting time and blood loss in a preclinical Hemophilia B mouse model compared with the Padua variant of Factor IX. Fidanacogene elaparvovec (“Pfizer/Spark”), etranacogene dezaparyove (“uniQure”), TAK-748 (“Takeda”) and FLT180A (“Freeline”) use the Padua FIX variant as the transgene in their AAV-based gene therapy clinical programs. Fidanacogene elaparvovec, etranacogene dezaparyove and FLT180A have demonstrated encouraging Factor IX levels in their respective Phase 1/2 and Phase 2/3 studies with median Factor IX activity levels in the upper end of the mild to normal ranges. By its increased activity, CB 2679d-GT has the potential to reach higher Factor IX activity levels at lower vector doses which could improve tolerability of the vector as well as efficacy of the transgene, and ultimately lower manufacturing costs.

We have licensed AAV technology from The Board of Trustees of The Leland Stanford Junior University (“Stanford”) and are currently optimizing the vector under a sponsored research agreement with Stanford. Data presented at the European Association for Haemophilia and Allied Disorders (“EAHAD”) showed that the combination of our proprietary potency enhanced CB 2679d-GT Factor IX construct with a novel chimeric AAV capsid may reduce the vector dose required in gene therapy while maintaining high Factor IX levels.

Recent Manufacturing Updates

Drug Substance Manufacturing

We have a long-term development and manufacturing services agreement with AGC Biologics, Inc. (“AGC”). AGC has global manufacturing sites, and we use their facilities in the U.S. and Europe for drug substance manufacturing of MarzAA, DalcA, and CB 2782-PEG. We have successfully manufactured the required vials of MarzAA to support our global Phase 3 clinical trial to evaluate the safety and efficacy of MarzAA for episodic treatment and control of bleeding episodes in subjects with Hemophilia A or Hemophilia B with inhibitors. As of June 2021, we have successfully completed six large-scale GMP batches of MarzAA that will be sufficient to support the Phase 3 clinical trial through its completion. Additionally, we entered into a firm purchase commitment, with AGC, to validate the MarzAA manufacturing process including production of three Process Performance Qualification batches.

Drug Product Manufacturing

We have a long-term clinical supply services agreement with Catalent Indiana, LLC (“Catalent”). Catalent has facilities in the U.S. and Europe and conducts drug product development and manufacturing for MarzAA and DalcA. We successfully completed development work for a variety of vial sizes which supports flexible dosing.

We also work with Symbiosis Pharmaceutical Services Limited on drug product manufacturing for MarzAA on a fee-for-services basis. Symbiosis has a facility in the United Kingdom. In April 2021 a GMP batch of MarzAA drug product was successfully completed at Symbiosis to support the MAA-304 MarzAA pivotal trial.

Other Recent Developments

COVID-19 Business Impact

The global coronavirus pandemic has resulted in widespread requirements for individuals to work from their homes, strained medical facilities worldwide and is causing disruptions to certain pharmaceutical manufacturing and product supply chains. While our offices in California have been reopened to all employees, we may experience future disruptions in applicable guidelines for workplace safety require returning to a remote working environment. We are also still experiencing operational and other challenges as a result of the COVID-19 global pandemic, which have delayed our enrollment in MAA-304 and MAA-202, and which may delay or halt our development in these or other programs. The pandemic has had a particularly pronounced impact in some of the countries where we are seeking to enroll a significant number of patients. As a result of the COVID-19 pandemic, we have experienced delays in enrollment in MAA-304 and MAA-202, and we may experience disruptions that could severely impact our business, preclinical studies, drug manufacturing and clinical trials.

Recent Financing

In the first quarter of 2021, we issued and sold an aggregate of 9,185,000 shares of our common stock (including 485,000 shares sold pursuant to the exercise of the underwriters’ overallotment option) at a price of $5.75 per share. The net proceeds to us, after deducting $3.6 million in underwriting discounts and commissions and offering expenses, were approximately $49.3 million.

We have no products approved for commercial sale and have not generated any revenue from product sales. From inception to June 30, 2021, we have raised net proceeds of approximately $506.2 million, primarily from private placements of convertible preferred stock since converted to common stock, proceeds from our merger with Targacept, issuances of shares of common stock and warrants, including $80.4 million in total cash receipts from our license and collaboration agreements.

We have never been profitable and have incurred significant operating losses in each year since inception. Our net losses were $19.9 million and $17.2 million for the three months ended June 30, 2021 and 2020, respectively, and $42.4 million and $21.3 million for the six months ended June 30, 2021 and 2020, respectively. As of June 30, 2021, we had an accumulated deficit of $357.1 million. As of June 30, 2021, our cash, cash equivalents and investments balance were $86.5 million. Substantially all our operating losses were incurred in our research and development programs and in our general and administrative operations.

We expect to incur significant expenses and increasing operating losses for at least the next several years as we continue preclinical, manufacturing and clinical development, and seek regulatory approval for our drug candidates. Our operating losses may fluctuate significantly from quarter to quarter and year to year due to timing of preclinical, manufacturing, clinical development programs and regulatory guidance spending.

Financial Operations Overview

License and Collaboration Revenue

License and collaboration revenue consist of revenue earned for performance obligations satisfied pursuant to our license and collaboration agreement with Biogen which was entered into in December 2019. In consideration for the grant of an exclusive license and related know-how, we received an up-front license payment of $15.0 million in January 2020, which was recorded in license revenue during the year ended December 31, 2020. We recognized collaboration revenue for reimbursable third-party vendor, out-of-pocket and personnel costs pertaining to the Biogen Agreement of $5.8 million during the year ended December 31, 2020, and $1.1 million and $2.6 million for the three and six months ended June 30, 2021, respectively. There can be no assurance when any future milestone or royalty payments under the Biogen agreement may occur, if at all.

We have not generated any revenue from the sale of any drugs, and we do not expect to generate any revenue from the sale of drugs until we obtain regulatory approval of and commercialize our product candidates.

Cost of License and Collaboration Revenue

Cost of license and collaboration revenue consists of fees for research and development services payable to third-party vendors, and personnel costs, corresponding to the recognition of license and collaboration revenue from Biogen. Cost of license and collaboration revenue does not include any allocated overhead costs. In connection with the license revenue recognized from Biogen as discussed above in 2020, we paid Mosaic a $3.0 million sublicense fee and recorded such payment as cost of license. We recognized third-party vendor, out-of-pocket and personnel costs, most of which were reimbursable, pertaining to the Biogen Agreement of $6.1 million during the year ended December 31, 2020, and $1.1 million and $2.6 million for the three and six months ended June 30, 2021, respectively, and recorded such costs as cost of collaboration revenue.

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

	Three Months Ended June 30,	Six Months Ended June 30,
	2021	2021
Hemophilia	$4,444	$11,814
Complement	5,875	10,525
Personnel and other	4,676	9,300
Stock-based compensation	394	763
Total research and development expenses	$15,389	$32,402

The largest component of our total operating expenses has historically been our investment in research and development activities, including the clinical and manufacturing development of our product candidates. We are currently focusing substantially all our resources and development efforts on MarzAA and our complement programs. Costs listed for our hemophilia and complement programs above consist of clinical trial, manufacturing and research costs. Our internal resources, employees and infrastructure, identified above as personnel and other, are generally not directly tied to individual product candidates or development programs. As such, we do not maintain information regarding these costs incurred for these research and development programs on a project-specific basis.

We expect our aggregate research and development expenses will increase during the next year as we advance the clinical and manufacturing development of our programs. The global coronavirus pandemic may also delay and increase costs of our current development plans.

On May 20, 2016, we signed a development and manufacturing services agreement with AGC, formerly known as CMC ICOS Biologics, Inc., pursuant to which AGC will conduct manufacturing development of agreed upon product candidates. We will own all intellectual property developed in such manufacturing development activities that are specifically related to our product candidates and will have a royalty-free and perpetual license to use AGC’s intellectual property to the extent reasonably necessary to make these product candidates, including commercial manufacturing. As of June 30, 2021, six GMP batches have been manufactured at AGC in addition to an engineering batch to support the planned clinical trials.

The initial term of the agreement is ten years or, if later, until all stages under outstanding statements of work have been completed. Either party may terminate the agreement in its entirety upon written notice of a material uncured breach or upon the other party’s bankruptcy, and we may terminate the agreement upon prior notice for any reason. In addition, each party may terminate the agreement in the event that the manufacturing development activities cannot be completed for technical or scientific reasons. We have firm work orders with AGC to manufacture MarzAA and DalcA to support clinical trials totaling $19.7 million. The payment obligations remaining as of June 30, 2021 were $7.0 million.

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

Results of Operations

The following table set forth our results of operations data for the periods presented (in thousands):

	Three Months Ended June 30,
	2021	2020	Change ($)	Change (%)
Revenue:
License	$—	$23	$(23)	(100)%
Collaboration	1,132	1,635	(503)	(31)%
License and collaboration revenue	1,132	1,658	(526)	(32)%
Operating expenses:
Cost of license	—	23	(23)	(100)%
Cost of collaboration	1,139	1,719	(580)	(34)%
Research and development	15,389	12,906	2,483	19%
General and administrative	4,518	4,371	147	3%
Total operating expenses	21,046	19,019	2,027	11%
Loss from operations	(19,914)	(17,361)	(2,553)	15%
Interest and other income (expense), net	(14)	113	(127)	(112)%
Net loss	$(19,928)	$(17,248)	$(2,680)	16%

	Six Months Ended June 30,
	2021	2020	Change ($)	Change (%)
Revenue:
License	$—	$15,068	$(15,068)	(100)%
Collaboration	2,599	2,956	(357)	(12)%
License and collaboration revenue	2,599	18,024	(15,425)	(86)%
Operating expenses:
Cost of license	—	3,070	(3,070)	(100)%
Cost of collaboration	2,619	3,151	(532)	(17)%
Research and development	32,402	26,170	6,232	24%
General and administrative	9,930	8,062	1,868	23%
Total operating expenses	44,951	40,453	4,498	11%
Loss from operations	(42,352)	(22,429)	(19,923)	89%
Interest and other income (expense), net	(14)	1,128	(1,142)	(101)%
Net loss	$(42,366)	$(21,301)	$(21,065)	99%

License and Collaboration Revenue

License and collaboration revenues were $1.1 million and $1.7 million in the three months ended June 30, 2021 and 2020, respectively, and $2.6 million and $18.0 million in the six months ended June 30, 2021 and 2020, respectively. In the three and six months ended June 30, 2021, these consisted primarily of reimbursable collaboration expenses from our Biogen Agreement, which was entered into on December 18, 2019. In the six months ended June 30, 2020, we recorded $15.1 million in license revenue from the Biogen Agreement upon receipt of an up-front license payment and $3.0 million in reimbursable collaboration expenses from the Biogen Agreement.

Cost of License and Collaboration Revenue

Cost of license and collaboration were $1.1 million and $1.7 million for the three months ended June 30, 2021 and 2020, respectively, and $2.6 million and $6.2 million during the six months ended June 30, 2021 and 2020, respectively. Cost of collaboration for the three and six months ended June 30, 2021 was primarily reimbursable third-party vendor and personnel costs we incurred pertaining to the Biogen Agreement. Cost of license and collaboration, in the six months ended June 30, 2020, included a $3.0 million sublicense fee we paid to Mosaic and $3.2 million in reimbursable third-party vendor and personnel costs related to the Biogen Agreement.

Research and Development Expenses

Research and development expenses were $15.4 million and $12.9 million during the three months ended June 30, 2021 and 2020, respectively, an increase of $2.5 million, or 19%. The increase was due primarily to an increase of $1.4 million in personnel and facilities costs and an increase of $1.5 million in clinical and manufacturing costs, partially offset by a decrease of $0.4 million in preclinical spending.

Research and development expenses were $32.4 million and $26.2 million during the six months ended June 30, 2021 and 2020, respectively, an increase of $6.2 million, or 24%. The increase was due primarily to an increase of $3.3 million in personnel and facilities costs, an increase of $1.9 million in preclinical research costs, and an increase of $1.0 million in clinical manufacturing costs.

General and Administrative Expenses

General and administrative expenses were $4.5 million and $4.4 million during the three months ended June 30, 2021 and 2020, respectively, an increase of $0.1 million, or 3%. This increase was due primarily to an increase of $0.3 million in personnel-related costs, partially offset by $0.2 million in facilities and overhead costs.

General and administrative expenses were $9.9 million and $8.1 million during the six months ended June 30, 2021 and 2020, respectively, an increase of $1.8 million, or 23%. The increase was due primarily to an increase of $1.2 million in personnel-related costs, and an increase of $0.8 million in professional services, partially offset by a $0.2 million decrease in facilities, overhead and administration costs.

Interest and Other Income (Expense), Net

Interest and other income (expense), net was $0.0 million and $0.1 million during the three months ended June 30, 2021 and 2020, respectively, a decrease of $0.1 million. The decrease was primarily due to a decrease in interest income on investments.

Interest and other income (expense), net was $0.0 million and $1.1 million during the six months ended June 30, 2021 and 2020, respectively, a decrease of $1.1 million. The decrease was primarily due to a decrease in interest income and due to the payment received in the first quarter of 2020 under an agreement associated with neuronal nicotinic receptor asset sold in 2016.

Recent Accounting Pronouncements

Refer to “Accounting Pronouncements Recently Adopted” and “New Accounting Pronouncements Recently Issued But Not Yet Adopted” included in Note 2, Summary of Significant Accounting Policies, in the “Notes to the Condensed Consolidated Financial Statements” in this Form 10-Q.

Liquidity and Capital Resources

As of June 30, 2021, we had $86.5 million of cash, cash equivalents and investments. For the six months ended June 30, 2021, we had a $42.4 million net loss and $44.5 million cash used in operating activities. We have an accumulated deficit of $357.1 million as of June 30, 2021. Our primary uses of cash are to fund operating expenses, including research and development expenditures and general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

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

During the first quarter 2021, we received approximately $49.3 million in cash proceeds from the sale of equity securities. See Note 9, Stockholders’ Equity, in the “Notes to the Condensed Consolidated Financial Statements” in this Form 10-Q.

The following table summarizes our cash flows for the periods presented (in thousands):

	Six Months Ended June 30,
	2021	2020
Cash used in operating activities	$(44,479)	$(19,926)
Cash provided by investing activities	38,285	3,379
Cash provided by financing activities	49,455	60,451
Net increase in cash and cash equivalents	$43,261	$43,904

Cash Flows from Operating Activities

Cash used in operating activities for the six months ended June 30, 2021 was $44.5 million, due primarily to a net loss of 42.4 million, and the change in our net operating assets and liabilities of $4.2 million. The change in our net operating assets and liabilities is due primarily to a $2.3 million increase in prepaid and other assets and a $4.1 million decrease in accounts payable, offset by a $0.1 million increase in deferred revenue related to the Biogen Agreement, a $1.3 million decrease in accounts receivable, a $0.7 million increase in accrued compensation and other accrued liabilities, and a $0.1 million increase in changes to operating lease liabilities and right-of-use assets. Non-cash charges of $2.0 million were recorded for stock-based compensation.

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

Cash Flows from Investing Activities

Cash provided by investing activities for the six months ended June 30, 2021 was $38.3 million, due primarily to $38.6 million in proceeds from maturities of investments, partially offset by $0.3 million used in purchases of property and equipment.

Cash provided by investing activities for the six months ended June 30, 2020 was $3.4 million, due primarily to $50.5 million in proceeds from maturities of investments, partially offset by $47.1 million used in purchases of investments.

Cash Flows from Financing Activities

Cash provided by financing activities for the six months ended June 30, 2021 was $49.5 million, due to $49.3 million in net proceeds from the issuance of common stock related to our public offering in the first quarter of 2021 and $0.2 million in stock grants and option exercises.

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

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

As of June 30, 2021, we have not experienced any significant impact to our internal controls over financial reporting despite the fact that most of our employees who are involved in our financial reporting processes and controls are working remotely due to the COVID-19 pandemic. The design of our processes and controls allow for remote execution with accessibility to secure data. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified during the quarter ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The risk factors below modify the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2020:

The outbreak of the novel coronavirus disease, COVID-19, has and may continue to adversely impact our business, including our drug product supply to support preclinical studies and clinical trials.

The global coronavirus pandemic has resulted in widespread requirements for individuals to work from their homes, strained medical facilities worldwide and is causing disruptions to certain pharmaceutical manufacturing and product supply chains. While our offices in California have been reopened to all employees, we may experience future disruptions in applicable guidelines for workplace safety which require returning to a remote working environment. We are also still experiencing operational and other challenges as a result of the COVID-19 global pandemic, which have delayed our enrollment in MAA-304 and MAA-202, and which may delay or halt our development in these or other programs. The pandemic has had a particularly pronounced impact in some of the countries where we are seeking to enroll a significant number of patients. As a result of the COVID-19 pandemic, we have experienced delays in enrollment in MAA-304 and MAA-202, and we may experience disruptions that could severely impact our business, preclinical studies, drug manufacturing and clinical trials including:

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
•

interruption of key clinical trial activities, such as clinical trial site data monitoring, due to limitations on travel imposed or recommended by federal, state or country governments, employers and others or interruption of clinical trial subject visits and study procedures, which may impact the integrity of subject data and clinical study endpoints;

•	interruption or delays in the operations of the FDA, European Medicines Agency (the “EMA”) or other regulatory authorities, which may impact review and approval timelines;
•

interruption of, or delays in receiving, supplies of our product candidates from our contract manufacturing organizations due to staffing shortages, production slowdowns or stoppages and disruptions in delivery systems, shortage of critical raw material supplies, study laboratory specimen kits and key equipment components;

•

interruptions in preclinical studies due to restricted or limited operations at laboratory facilities, and disruptions in delivery systems, shortage of critical raw material supplies, study laboratory supplies and key equipment components;

•

suspension or termination of our clinical trials for various reasons, such as a finding that the participants are being exposed to infectious diseases like COVID-19 or the participants and /or Principal investigators involved in our clinical trials have become infected with COVID-19;

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

Failure to successfully advance the development of our complement product candidates, including CB 4332, may have a material adverse effect on us. To date, we have not successfully commercially marketed, distributed or sold any product candidate. The success of our business depends primarily upon our ability to successfully advance the development of our product candidates through preclinical studies and clinical trials, have the product candidates approved for sale by the FDA or regulatory authorities in other countries, and ultimately have the product candidates successfully commercialized by us or a strategic partner. We cannot assure you that the results of our ongoing preclinical studies, the screening (CFI-001) and natural history of disease (CFI-002) studies of CFI deficiency, or future clinical trials will support or justify the continued development of CB 4332, or that we will receive approval from the FDA, or similar regulatory authorities in other countries, to advance the development of CB 4332.

All of our product candidates will require additional clinical testing before they can be sold.

Our product candidates, including MarzAA, CB 4332 and DalcA, must satisfy rigorous regulatory standards of safety and efficacy before we can advance or complete their clinical development or they can be approved for sale. To satisfy these standards, we must engage in expensive and lengthy preclinical studies and clinical trials, develop acceptable manufacturing processes, and obtain regulatory approval of our complement product candidates. Despite these efforts, our product candidates, including MarzAA, CB 4332 and DalcA, may not:

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

Even if we demonstrate favorable results in preclinical studies and early-stage clinical trials, we cannot assure you that the results of late-stage clinical trials will be favorable enough to support the continued development of our product candidates. A number of companies in the pharmaceutical and biopharmaceutical industries have experienced significant delays, setbacks and failures in all stages of development, including late-stage clinical trials, even after achieving promising results in preclinical testing or early-stage clinical trials. Accordingly, results from completed preclinical studies and early-stage clinical trials of our product candidates, including MarzAA, CB 4332 and DalcA, may not be predictive of the results we may obtain in later-stage trials. Furthermore, even if the data collected from preclinical studies and clinical trials involving our product candidates, demonstrate a favorable safety and efficacy profile, such results may not be sufficient to support the submission of a new drug application or biologics license application (“BLA”) to obtain regulatory approval from the FDA in the United States or other similar regulatory agencies in other jurisdictions, which is required to market and sell the products.

MarzAA, CB 4332 and DalcA will require significant additional research and development efforts, the commitment of substantial financial resources, and regulatory approvals prior to advancing into clinical development or being commercialized by us or collaborators. We cannot assure you that CB 4332 will successfully progress into clinical development or that CB 4332, MarzAA or DalcA will progress through the drug development process or will result in a commercially viable product. We do not expect CB 4332, MarzAA, DalcA or any of our other complement product candidates to be commercialized by us or collaborators for at least several years.

If we experience delays or difficulties in the enrollment of patients in clinical trials, or product supply constraints our regulatory approvals could be delayed or prevented, and we could elect to cease clinical trial enrollment and development of some or all of our product candidates.

We or our collaborators may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate, enroll and maintain enrollment of a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside the United States. In particular, there is a relatively small number of individuals with hemophilia, which may cause delays in enrollment of clinical trials of MarzAA in individuals with hemophilia A and B with an inhibitor to enroll in our MAA-304 study, there are a limited number of individuals with Factor VII deficiency, Glanzmann thrombasthenia, and Hemophilia A with inhibitor on prophylaxis Hemlibra who would be eligible to enroll in our MAA-302 study, and there are a limited number of individuals with CFI deficiency for whom CB 4332 can be used in clinical trials. Competitive products or products that reduce the frequency of bleeding among patients treated with our drugs have reduced the likelihood that patients will enroll in our clinical trials for MarzAA. Some of our competitors have ongoing clinical trials for product candidates that treat the same indications as our product candidates and thus compete with us to enroll patients in their clinical trials. The availability of other approved products and other products in clinical trials may limit the number of patients willing to participate in our clinical trials.

Patient enrollment is affected by other factors including:

•	the severity of the disease under investigation;
•	the eligibility criteria for the study in question;
•	the perceived risks and benefits of the product candidate under study;
•	the availability of competitive products;
•	the efforts to facilitate timely enrollment in clinical trials;
•	laboratory testing and turnaround time of samples needed for eligibility assessments;
•	the patient referral practices of physicians;

•	the ability to monitor patients adequately during and after treatment; and
•	the proximity and availability of clinical trial sites for prospective patients.

Our inability to enroll a sufficient number of patients for our clinical trials could result in significant delays and could require us to abandon one or more clinical trials altogether. Enrollment delays in clinical trials conducted by us may also result in increased development costs for our product candidates, which would cause the value of the Company to decline and limit our ability to obtain additional financing or lead us to cease developing particular product candidates.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None.

Issuer Repurchase of Equity Securities

None.

Use of Proceeds

In the first quarter of 2021, we issued and sold 9,185,000 shares of our common stock, which included the partial exercise by the underwriters of their option to purchase additional shares, at the public offering price of $5.75 per share and received net proceeds of approximately $49.3 million, after deducting underwriting discounts and commissions of approximately $3.2 million and offering-related transaction costs of approximately $0.4 million. None of the expenses associated with the offering were paid to directors, officers, persons owning ten percent or more of any class of equity securities, or to their associates, or to our affiliates. Piper, Sandler & Co., acted as sole lead active bookrunner and Raymond James & Associates, Inc. acted as a bookrunner for the offering.

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

EXHIBIT INDEX

Exhibit Number	Description

10.1	License Agreement, dated as of April 15, 2021, by and between SL 2T, LLC and Catalyst Biosciences, Inc.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of June 30, 2021 (unaudited) and December 31, 2020; (ii) the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2021 and 2020 (unaudited); (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2021 and 2020 (unaudited); (iv) the Condensed Consolidated Statement of Stockholders’ Equity as of June 30, 2021 and June 30, 2020 (unaudited); (v) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2021 and 2020 (unaudited); and (vi) the Notes to Unaudited Interim Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CATALYST BIOSCIENCES, INC.

Date: August 5, 2021	/s/ Nassim Usman, Ph.D.
Nassim Usman, Ph.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 5, 2021	/s/ Clinton Musil
Clinton Musil
Chief Financial Officer
(Principal Financial and Accounting Officer)