Form 10-Q
period 2021-09-30
CATALYST BIOSCIENCES, INC.
filed 2021-11-12
CIK 1124105

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 8, 2021, the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 31,409,707.

CATALYST BIOSCIENCES, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Catalyst Biosciences, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	September 30, 2021	December 31, 2020
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$59,157	$30,360
Short-term investments	5,371	48,994
Accounts receivable	1,114	3,313
Prepaid and other current assets	8,322	6,843
Total current assets	73,964	89,510
Long-term investments	—	2,543
Other assets, noncurrent	869	528
Right-of-use assets	2,613	1,832
Property and equipment, net	1,091	433
Total assets	$78,537	$94,846
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,862	$5,931
Accrued compensation	2,548	2,476
Deferred revenue	853	1,983
Other accrued liabilities	8,144	6,743
Operating lease liability	1,844	663
Total current liabilities	17,251	17,796
Operating lease liability, noncurrent	550	981
Total liabilities	17,801	18,777
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized; 31,392,618 and 22,097,820 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	31	22
Additional paid-in capital	443,069	390,803
Accumulated other comprehensive income	1	5
Accumulated deficit	(382,365)	(314,761)
Total stockholders’ equity	60,736	76,069
Total liabilities and stockholders’ equity	$78,537	$94,846

The accompanying notes are an integral part of these condensed consolidated financial statements.

Catalyst Biosciences, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue:
License	$—	$32	$—	$15,100
Collaboration	2,299	861	4,898	3,817
License and collaboration revenue	2,299	893	4,898	18,917

Operating expenses:
Cost of license	—	32	—	3,102
Cost of collaboration	2,307	879	4,926	4,030
Research and development	20,352	12,249	52,754	38,419
General and administrative	4,869	3,833	14,799	11,895
Total operating expenses	27,528	16,993	72,479	57,446
Loss from operations	(25,229)	(16,100)	(67,581)	(38,529)
Interest and other income (expense), net	(9)	67	(23)	1,195
Net loss	$(25,238)	$(16,033)	$(67,604)	$(37,334)
Net loss per share attributable to common stockholders, basic and diluted	$(0.80)	$(0.73)	$(2.23)	$(2.05)
Shares used to compute net loss per share attributable to common stockholders, basic and diluted	31,379,755	22,072,243	30,382,231	18,199,575

The accompanying notes are an integral part of these condensed consolidated financial statements.

Catalyst Biosciences, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net loss	$(25,238)	$(16,033)	$(67,604)	$(37,334)
Other comprehensive loss:
Unrealized loss on available-for-sale debt securities	(1)	(33)	(4)	(26)
Total comprehensive loss	$(25,239)	$(16,066)	$(67,608)	$(37,360)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Catalyst Biosciences, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2020	—	$—	22,097,820	$22	$390,803	$5	$(314,761)	$76,069
Stock-based compensation expense	—	—	10,149	—	1,026	—	—	1,026
Issuance of common stock from stock grants and option exercises	—	—	38,058	—	182	—	—	182
Issuance of common stock for public offering, net of issuance costs of $3,563	—	—	9,185,000	9	49,241	—	—	49,250
Net loss	—	—	—	—	—	—	(22,438)	(22,438)
Balance at March 31, 2021	—	—	31,331,027	31	441,252	5	(337,199)	104,089
Stock-based compensation expense	—	—	13,713	—	983	—	—	983
Issuance of common stock from stock grants and option exercises	—	—	5,000	—	23	—	—	23
Unrealized loss on available-for-sale debt securities	—	—	—	—	—	(3)	—	(3)
Net loss	—	—	—	—	—	—	(19,928)	(19,928)
Balance at June 30, 2021	—	—	31,349,740	31	442,258	2	(357,127)	85,164
Stock-based compensation expense	—	—	15,961	—	713	—	—	713
Issuance of common stock from stock grants and option exercises	—	—	26,917	—	98	—	—	98
Unrealized loss on available-for-sale debt securities	—	—	—	—	—	(1)	—	(1)
Net loss	—	—	—	—	—	—	(25,238)	(25,238)
Balance at September 30, 2021	—	$—	31,392,618	$31	$443,069	$1	$(382,365)	$60,736

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2019	—	$—	12,040,835	$12	$326,810	$34	$(258,520)	$68,336
Stock-based compensation expense	—	—	7,817	—	805	—	—	805
Issuance of common stock from stock grants and option exercises	—	—	62,969	—	339	—	—	339
Issuance of common stock for public offering, net of issuance costs of $2,514	—	—	5,307,692	5	31,981	—	—	31,986
Unrealized gain on available-for-sale debt securities	—	—	—	—	—	106		106
Net loss	—	—	—	—	—	—	(4,053)	(4,053)
Balance at March 31, 2020	—	—	17,419,313	17	359,935	140	(262,573)	97,519
Stock-based compensation expense	—	—	16,048	—	834	—	—	834
Issuance of common stock for public offering, net of issuance costs of $2,045	—	—	4,615,384	5	27,950	—	—	27,955
Unrealized loss on available-for-sale debt securities	—	—	—	—	—	(99)	—	(99)
Net loss	—	—	—	—	—	—	(17,248)	(17,248)
Balance at June 30, 2020	—	—	22,050,745	22	388,719	41	(279,821)	108,961
Stock-based compensation expense	—	—	12,295	—	1,068	—	—	1,068
Issuance of common stock from stock grants	—	—	19,884	—	96	—	—	96
Unrealized loss on available-for-sale debt securities	—	—	—	—	—	(33)	—	(33)
Net loss	—	—	—	—	—	—	(16,033)	(16,033)
Balance at September 30, 2020	—	$—	22,082,924	$22	$389,883	$8	$(295,854)	$94,059

The accompanying notes are an integral part of these condensed consolidated financial statements.

Catalyst Biosciences, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Operating Activities
Net loss	$(67,604)	$(37,334)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	2,722	2,707
Depreciation and amortization	175	93
Changes in operating assets and liabilities:
Accounts receivable	2,199	13,445
Prepaid and other assets	(2,028)	225
Accounts payable	(2,063)	(35)
Accrued compensation and other accrued liabilities	1,473	2,156
Operating lease liability and right-of-use asset	177	45
Deferred revenue	(1,130)	(14,236)
Net cash flows used in operating activities	(66,079)	(32,934)

Investing Activities
Proceeds from maturities of short-term investments	46,162	74,082
Purchase of short-term investments	—	(91,742)
Purchases of property and equipment	(839)	(228)
Net cash flows provided by (used in) investing activities	45,323	(17,888)

Financing Activities
Issuance of common stock for public offering, net of issuance costs	49,250	59,941
Issuance of common stock from stock grants and option exercises	303	435
Net cash flow provided by financing activities	49,553	60,376
Net increase in cash and cash equivalents	28,797	9,554
Cash and cash equivalents at beginning of the period	30,360	15,369
Cash and cash equivalents at end of the period	$59,157	$24,923

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Right-of-use assets obtained in exchange for operating lease liabilities	$1,850	$—

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

The Company had a net loss of $67.6 million for the nine months ended September 30, 2021 and an accumulated deficit of $382.4 million as of September 30, 2021. The Company expects to continue to incur losses for the next several years. As of September 30, 2021, the Company had $64.5 million of cash, cash equivalents and short-term investments. Its primary uses of cash are to fund operating expenses, including research and development expenditures and general and administrative expenditures. Based on the current status of its research and development plans, the Company believes that its existing cash, cash equivalents and short-term investments as of September 30, 2021 will be sufficient to fund its cash requirements for at least the next 12 months from the date of the filing of this quarterly report. If, at any time, the Company’s prospects for financing its research and development programs decline, the Company may decide to reduce research and development expenses by delaying, discontinuing or reducing its funding of one or more of its research or development programs. Alternatively, the Company might raise funds through strategic collaborations, public or private financings or other arrangements. Such funding, if needed, may not be available on favorable terms, or at all.
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

New Accounting Pronouncements Recently Issued But Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). The main objective of ASU 2016-13 is to provide financial statement users with more decision-useful information about an entity's expected credit losses on financial instruments and other commitments to extend credit at each reporting date. To achieve this objective, the amendments in this update replace the incurred loss impairment methodology currently used today with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to develop credit loss estimates. ASU 2016-13 will be effective for the Company for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, using a modified retrospective approach. Early adoption is permitted. The Company plans to adopt ASU 2016-13 and related updates as of January 1, 2023. The Company will assess the impact of adoption of this standard on its condensed consolidated financial statements.

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

Research and Development Expenses

Research and development costs are expensed as incurred. Nonrefundable advance payments for goods or services used in research and development are initially deferred and capitalized in prepaid and other current assets. The capitalized amounts are then expensed as the related goods are delivered or services are performed, or until it is no longer expected that the goods or services will be delivered. Research and development costs consist of payroll and other personnel-related expenses, laboratory supplies and reagents, contract research and development services, materials, and consulting costs, as well as allocations of facilities and other overhead costs. Under the Company’s collaboration agreement with Biogen, certain specific expenditures are reimbursed by third parties. The Company recorded $1.9 million and $0.8 million during the three months ended September 30, 2021 and 2020, respectively, and $4.3 million and $3.8 million during the nine months ended September 30, 2021 and 2020, respectively, of research and development expense as cost of collaboration revenue related to the collaboration agreement with Biogen signed in December 2019.

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

For a description of the fair value hierarchy and the Company’s fair value methodology, see “Part II - Item 8 - Financial Statements and Supplementary Data - Note 3 – Summary of Significant Accounting Policies” in the Company’s Annual Report. There were no significant changes in these methodologies during the nine months ended September 30, 2021.

The following tables present the fair value hierarchy for assets and liabilities measured at fair value on a recurring basis as of September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds(1)	$59,157	$—	$—	$59,157
U.S. government agency securities(2)	2,514	—	—	2,514
Federal agency securities(2)	—	2,857	—	2,857
Total financial assets	$61,671	$2,857	$—	$64,528

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds(1)	$30,360	$—	$—	$30,360
U.S. government agency securities(2)	37,837	—	—	37,837
Federal agency securities(2)	—	13,700	—	13,700
Total financial assets	$68,197	$13,700	$—	$81,897

(1)	Included in cash and cash equivalents on the accompanying condensed consolidated balance sheets.
(2)

Included in short-term investments on the accompanying condensed consolidated balance sheets and classified as available-for-sale debt securities. $2.5 million of U.S. government agency securities as of December 31, 2020 are included in long-term investments on the accompanying condensed consolidated balance sheets due to the maturity being more than 12 months.

4.	Financial Instruments

Cash equivalents and investments (debt securities) which are classified as available-for-sale securities, consisted of the following (in thousands):

September 30, 2021	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds (cash equivalents)	$59,157	$—	$—	$59,157
U.S. government agency securities	2,513	1	—	2,514
Federal agency securities	2,857	—	—	2,857
Total financial assets	$64,527	$1	$—	$64,528
Classified as:
Cash and cash equivalents				$59,157
Short-term investments				5,371
Total financial assets				$64,528

December 31, 2020	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds (cash equivalents)	$30,360	$—	$—	$30,360
U.S. government agency securities	37,835	2	—	37,837
Federal agency securities	13,697	3	—	13,700
Total financial assets	$81,892	$5	$—	$81,897
Classified as:
Cash and cash equivalents				$30,360
Short-term investments				48,994
Long-term investments				2,543
Total financial assets				$81,897

There have been no material realized gains or losses on available-for-sale debt securities for the periods presented. As of September 30, 2021, the remaining contractual maturities of $5.4 million of available-for-sale debt securities were less than one year.

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

In April 2021, the Company entered into a license agreement (the “License Agreement”) for the use of laboratory facilities in South San Francisco, CA, for an aggregated undiscounted future payment of $1.9 million. This License Agreement has an original lease term of one year and a renewal period of six months. This License Agreement commenced during the second quarter of 2021.

For the three and nine months ended September 30, 2021, the Company’s operating lease expense was $0.5 million and $1.1 million, respectively. For the three and nine months ended September 30, 2020, the Company’s operating lease expense was $0.2 million and $0.6 million, respectively. The present value assumptions used in calculating the present value of the lease payments were as follows:

	September 30,	December 31,
	2021	2020
Weighted-average remaining lease term	1.3 years	2.3 years
Weighted-average discount rate	4.9%	5.7%

The maturity of the Company’s operating lease liabilities as of September 30, 2021 were as follows (in thousands):

Year Ending December 31,	Amount
Remaining in 2021	$498
2022	1,719
2023	259
Total undiscounted lease payments	2,476
Less imputed interest	(82)
Total operating lease liability	$2,394

Supplemental cash flow information related to operating leases was as follows (in thousands):

	Nine Months Ended September 30,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities	$977	$433
Prepaid cash payment for lease liabilities	208	—
Cash paid for operating leases that were included in operating cash outflows	$1,185	$433

6.	Stock-Based Compensation

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

The following table summarizes stock option activity under the Company’s 2018 Plan and related information:

	Number of Shares Underlying Outstanding Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)
Outstanding — December 31, 2020	2,355,615	$8.59	8.0
Options granted	1,301,238	$5.73
Options exercised	(5,000)	$4.63
Options forfeited	(631,827)	$6.73
Options expired	(569)	$582.27
Outstanding — September 30, 2021	3,019,457	$7.65	7.9
Exercisable — September 30, 2021	1,468,499	$9.39

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

The fair value of employee stock options was estimated using the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Employee Stock Options:
Risk-free rate	0.91%	0.39%	0.76%	0.96%
Expected term (in years)	6.0	6.1	6.0	5.8
Dividend yield	0.00%	0.00%	0.00%	0.00%
Volatility	90.95%	115.62%	93.34%	112.87%
Weighted-average fair value of stock options granted	$3.23	$4.61	$4.31	$5.17

Total stock-based compensation expense recognized was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Research and development	$158	$493	$921	$1,151
General and administrative(1)	555	575	1,801	1,556
Total stock-based compensation expense	$713	$1,068	$2,722	$2,707

(1)

Included in general and administrative for the three and nine months ended September 30, 2021 is stock-based compensation expense related to 15,961 shares and 39,823 shares, respectively, of common stock issued to certain board members in lieu of their cash compensation.

As of September 30, 2021, 3,037,815 shares of common stock were available for future grant and 3,019,457 options to purchase shares of common stock were outstanding. As of September 30, 2021, the Company had unrecognized employee stock-based compensation expense of $5.3 million, related to unvested stock awards, which is expected to be recognized over an estimated weighted-average period of 2.6 years.

7.	Collaborations

Mosaic

In October 2017, the Company entered into a strategic research collaboration with Mosaic to develop intravitreal anti-complement factor 3 (C3) products for the treatment of dry Age-related Macular Degeneration (AMD) and other retinal diseases. The Company entered into two amendments to the Mosaic research collaboration agreements in December 2019 and May 2020. See Note 11, Related Parties.

ISU Abxis

In December 2018, the Company entered into an amended and restated license agreement with ISU Abxis (the “A&R ISU Abxis Agreement”), which amended and restated its previous license and collaboration agreement with ISU Abxis previously entered into in September 2013, as subsequently amended in October 2014 and December 2016 (the “Original ISU Abxis Agreement”). Under the A&R ISU Abxis Agreement, ISU Abxis will receive commercialization rights in South Korea to the Company’s engineered Factor IX dalcinonacog alfa - DalcA and the Company will receive clinical development and commercialization rights in the rest of world (excluding South Korea) and manufacturing development and manufacturing rights worldwide (including South Korea). The A&R ISU Abxis Agreement eliminates the profit-sharing arrangement in the Original ISU Abxis Agreement and provides for a low single-digit royalty payment to ISU Abxis, on a country-by-country basis, for net product sales of DalcA by the Company or its affiliates in each country other than South Korea. Pursuant to the A&R ISU Abxis Agreement, the Company will also pay up to an aggregate of $19.5 million in milestone payments to ISU Abxis, including $2.5 million in regulatory and development milestone payments and up to $17.0 million in commercial milestone payments, if the applicable milestones are met. As of September 30, 2021, no milestones have been met.

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

For the nine months ended September 30, 2021, the Company recognized no license revenue from the Biogen Agreement. For the nine months ended September 30, 2020, the Company recognized $15.0 million in license revenue upon the transfer of the Exclusive License and the related know-how, and $0.1 million in license revenue for reimbursable out-of-pocket costs incurred.

The Company recognized $2.3 million and $0.9 million for the three months ended September 30, 2021 and 2020, respectively, and $4.9 million and $3.8 million for the nine months ended September 30, 2021 and 2020, respectively, in collaboration revenue for reimbursable third-party vendor, out-of-pocket and personnel costs incurred related to Research Services.

For the nine months ended September 30, 2021, the Company recognized $1.6 million in collaboration revenue from the beginning of period deferred revenue balance.
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

	September 30,
	2021	2020
Options to purchase common stock	3,019,457	2,264,141
Common stock warrants	85	722
Total	3,019,542	2,264,863

9.	Stockholders’ Equity

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

Manufacturing Agreements

On May 20, 2016, the Company signed a development and manufacturing services agreement with AGC Biologics, Inc. (“AGC”), pursuant to which AGC will conduct manufacturing development of agreed upon product candidates. The Company currently has firm work orders with AGC to manufacture MarzAA and DalcA to support its clinical trials totaling $16.5 million and the payment obligations remaining as of September 30, 2021 were $3.6 million.

In July 2021, the Company entered into two separate agreements, one for additional clinical trial services for MarzAA, and another for the Company’s screening and natural history of disease clinical studies related to CFI deficiency, with total payments of up to $3.2 million and $6.5 million, respectively. The Company can terminate these agreements at its discretion and upon termination will be responsible to pay for those services incurred prior to termination plus reasonable wind-down expenses.

On September 16, 2021, the Company signed a Manufacturing and Research and Development Studies Agreement to support the lyophilized drug product, CB4332. The agreement will cover analytical method qualification to support GMP manufacturing. The Company currently has firm work orders related to this agreement totaling $0.3 million and the payment obligations remaining as of September 30, 2021 were $0.3 million.

COVID-19

The current COVID-19 pandemic has presented a substantial public health and economic challenge around the world and is affecting the Company’s employees, potential trial participants and business operations. The full extent to which the COVID-19 pandemic will directly or indirectly impact the Company’s business, results of operations and financial condition will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19, the actions taken to contain it or treat its impact and the economic impact on local, regional, national, and international markets. The COVID-19 pandemic may disrupt the operations of the Company’s manufacturers or disrupt supply logistics, which could impact the timing of deliveries and potentially increase expenses under the Company’s agreements. The Company is actively monitoring the impact of COVID-19 and the possible effects on its financial condition, liquidity, operations, clinical trials, suppliers, industry and workforce. All required MarzAA supplies for the MAA-304 and MAA-202 studies have been manufactured.

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

In connection with the Biogen Agreement, the Company received a $15.0 million upfront license fee on January 10, 2020, see Note 7, Collaborations. As a result, the Company paid Mosaic a $3.0 million sublicense fee and recorded such payment as cost of license revenue for the nine months ended September 30, 2020.

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

As of June 30, 2020, Mosaic was no longer a related party.
12.	Interest and Other Income (Expense), Net

The following table shows the detail of interest and other income (expense), net as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Interest income	$7	$74	$35	$536
Miscellaneous income (expense)	(3)	—	8	679
Other	(13)	(7)	(66)	(20)
Total interest and other income (expense), net	$(9)	$67	$(23)	$1,195

13.	Subsequent Events

Lease Amendment

In October 2021, the Company amended the License Agreement entered into in April 2021 to extend the lease term for a period of 12 months. The monthly lease payment during the extension period is approximately $0.1 million. The amended lease term will commence on May 1, 2022 and expire at the end of April 2023.

At-the-Market Equity Offering

On October 15, 2021, the Company entered into an Equity Distribution Agreement (the “ATM Agreement”) with Piper Sandler & Co. (“Piper Sandler”), as sales agent, pursuant to which the Company may offer and sell, from time to time, through Piper Sandler, shares of the Company’s common stock, par value of $0.001 per share, with aggregate gross sales proceeds of up to $50.0 million through an “at the market” equity offering program. The Company will pay Piper Sandler a commission of 3.0% of the gross proceeds of any shares sold. The Company also agreed to reimburse Piper Sandler for certain expenses incurred in connection with its services under the ATM Agreement, including up to $50,000 for legal expenses in connection with the establishment of the ATM Program.

Sales of shares of common stock under the ATM Agreement will be made pursuant to the registration statement on Form S-3 (File No. 333-253874), which was declared effective by the SEC on May 3, 2021, and a related prospectus supplement file with the SEC on October 15, 2021.

Other Event

On November 11, 2021, the Company made a strategic decision to stop the clinical development of MarzAA and focus solely on its complement programs and protease medicines platform. The strategic shift from late-stage hemophilia to earlier-stage complement development offers the Company a path forward for long-term success.

The Company implemented a restructuring plan under which it provided or will provide employees one-time severance payments upon termination, continued benefits for a specific period, and outplacement services. The Company expects to incur total expenses of approximately $0.6 million. The Company expects that the cash payments due under this restructuring will be approximately $0.4 million and $0.2 million in the fourth quarter of 2021 and first quarter of 2022, respectively. In the first quarter of 2022, the Company may also occur other charges or cash expenditures not currently contemplated due to events that occur as a result of, or associated with, the decision to stop clinical development of MarzAA.

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

Overview

We are a research and clinical development biopharmaceutical company focused on developing protease therapeutics to address unmet medical needs in disorders of the complement system or where complement components are associated with progression of the disease state. Proteases are an important class of enzymes, which are the natural regulators of this biological system. We engineer proteases to create improved or novel molecules for treatment of diseases that result from dysregulation of the complement cascade. Our complement pipeline consists of a preclinical complement component 3 (“C3”) degrader program licensed to Biogen International GmbH (“Biogen”) for geographic atrophy (“GA”) in dry age-related macular degeneration (“dAMD”), an improved Complement Factor I (“CFI”) protease CB 4332 for subcutaneous (“SQ”) replacement therapy in patients with CFI deficiency, and proteases from our ProTUNE™ C3b/C4b degrader and ImmunoTUNE™ C3a/C5a degrader platforms designed to target specific disorders of the complement or inflammatory pathways. Our pipeline also includes other complement programs in discovery, such as a complement Factor B degrader program using proteases engineered by our proprietary protease engineering platform. Historically, we also used our protein engineering platform to develop potential therapies for coagulation disorders, including marzeptacog alfa (activated) (“MarzAA”), a SQ administered next-generation engineered coagulation Factor VIIa (“FVIIa”) for the treatment of episodic bleeding and prophylaxis in subjects with rate bleeding disorders, and dalcinonacog alfa (“DalcA”), a next-generation SQ FIX, which has shown sustained efficacy and safety in a Phase 2b clinical trial for prophylaxis in individuals with Hemophilia B.

The product candidates generated by our protease engineering platform are designed to have improved functional properties such as longer half-life, improved specificity and targeting, higher potency, and increased bioavailability. These characteristics potentially allow for improved safety and efficacy for SQ administration of recombinant complement regulators, or less frequently dosed intravitreal therapeutics than current therapeutics in development.

Our current complement portfolio consists of the development candidates CB 4332 and CB 2782-PEG. CB 4332 is a wholly owned, first-in-class improved CFI molecule intended for prophylactic SQ administration in individuals with CFI deficiency. CB 2782-PEG is a potential best-in-class C3 degrader product candidate in preclinical development for the treatment of dry AMD that we have licensed to Biogen. We have several engineered protease programs in discovery or early non-clinical development. These programs all target diseases caused by deficient regulation of the complement system and inflammation.

In July 2021 we commenced patient enrollment in the screening (“CFI-001”) and natural history of disease (“CFI-002”) studies to assess CFI blood levels in patients who have diseases related to CFI deficiency and identify those who would benefit from CB 4332 treatment (“ConFIrm” and “ConFIdence”, respectively).

The following table summarizes our current development programs.

We continue to experience operational and other challenges as a result of the COVID-19 global pandemic, which could delay or impact our development programs. See Note 10, Commitments and Contingencies and Other Recent Developments and Item 1A - Risk Factors for further discussion of the current and expected impact on our business and development programs.

Recent Development Program Updates

Complement

We have several protease programs currently in preclinical discovery or early non-clinical development. These programs target diseases caused by aberrant regulation of the complement system. An ocular program for dry AMD is licensed to Biogen; the remaining complement programs are focused on systemic complement disorders and are wholly owned by Catalyst.

The complement system is an enzyme-based defense system and part of the innate immune system with a primary role of protecting the body from pathogens. Deficient or excessive activation of the complement system may lead to severe disorders, including microthrombotic, autoimmune and/or immune-complex diseases, and severe infectious diseases in a variety of tissues. The absence of regulation can cause the complement system to become self-destructive or not provide the necessary protection when needed. The protease therapeutic candidates generated by our platforms are designed to restore the missing balance in the complement system for individuals who may potentially benefit from these therapies.

Proteases are uniquely poised to regulate key biological functions such as the complement system, either by promoting or limiting the cascade of events that leads to eventual clearing of foreign and damaged proteins, inflammation and formation of the membrane attack complex, which is deposited on the surface of cells and drives their destruction. Compared with antibodies and small molecule inhibitors that generally require a sustained excess of therapeutic compound over that of the target, Catalyst’s protease therapeutic candidates are capable of rapidly engaging and regulating large quantities of target molecules as each protease molecule can cleave many target molecules over their effective lifetime. This means that our proteases are ideal for regulating high abundancy targets such as complement proteins in a way antibodies and small molecule inhibitors cannot.

CB 2782-PEG is an engineered pegylated C3 degrader that we designed with a best-in-class anti-C3 profile for geographic atrophy (“GA”) in dry AMD, which we have licensed to Biogen. Dry AMD is an ocular disease leading to vision loss and blindness for which there is currently no approved therapy. Complement system hyperreactivity plays an important role in dry AMD pathogenesis. Using the protease CB 2782-PEG to degrade C3 allows for the neutralization of C3 activity. It is expected that maintaining low C3 levels in the eye can significantly slow disease progression and vision loss in dry AMD in patients. In September 2021, Apellis released the results of the DERBY and OAKS phase 3 trials for GA secondary to dAMD showing that once-monthly pegcetacoplan, a pegylated C3 targeted inhibitor, was safe and efficacious, meeting its primary endpoint in one trial and narrowly missing the primary endpoint in the second trial for reducing GA lesion growth over a 12 month period. Further subpopulation analyses demonstrated a greater effect of reducing GA lesion growth in those subjects with extrafoveal lesions at baseline. CB 2782-PEG provides a differentiated mechanism of action by degrading C3 directly and potentially offering a less frequent dosing than pegcetacoplan or other complement inhibitors in development for GA.

CB 4332 is an engineered version of the CFI protease with an extended half-life that is designed as a subcutaneously dosed replacement therapy for patients who are deficient in CFI or have deficient CFI activity. We commenced patient enrollment in the screening (“CFI-001” or “ConFIrm”) study in July 2021. Once CFI deficiency is identified, subjects may enroll in natural history of disease (“CFI-002” or “ConFIdence”) study, for which we have enrolled our first subjects in November 2021. These studies are designed to assess CFI blood levels in patients who have diseases related to CFI deficiency to identify those who might benefit from CB 4332 treatment. This will prepare us for the planned initiation of a Phase 1 clinical study of CB 4332 in 2022 in subjects with a significant deficiency or absence of endogenous CFI and identify opportunities to potentially develop CB 4332 for treatment in other indications. We have received pre-IND guidance from the FDA on the design of the CB 4332 phase 1 clinical study as well as the overall development program.

Individuals with complete or significant absence of endogenous CFI may present with a variety of disease manifestations, such as recurrent invasive infections with encapsulated bacteria, but these patients are also at risk of developing autoimmune and/or immune-complex diseases such as chronic inflammation of the blood vessels of the brain, spinal cord, heart or the kidneys. Clinical presentations of bacterial infections include but are not limited to peritonitis, meningitis, pneumonia and sepsis, which may be fatal or leave serious long-term consequences. No primary prophylaxis CFI replacement therapeutic has been approved, and patients often receive lifelong antibiotic treatment, which may cause a range of additional problems.

The non-infectious CFI deficiency manifestations include a sizeable proportion of kidney disease, also called glomerulonephritis, such as: Atypical Hemolytic Uremic Syndrome (“aHUS”), C3 Glomerulonephritis (“C3G”) or Immune Complex Membranoproliferative Glomerulonephritis (“IC-MPGN”). These are severe, chronic, life-threatening diseases that result in renal impairment and may require renal transplant.

Low circulating serum CFI levels have been shown to be associated with rare CFI genetic variants and advanced AMD. Studies have estimated that the prevalence of rare CFI variants in the overall AMD population to be approximately 6%, of which approximately 40% are expected to display low serum CFI levels and could potentially benefit from targeted CFI therapy.

We believe that the heterogenous clinical presentation of CFI deficiency likely makes the disease significantly underdiagnosed, and some patients may experience life threatening emergencies that may have severe long-term impact on their quality of life. Currently, there are no therapeutic options approved to specifically replace the deficient CFI protein with a well-functioning CFI to treat these disorders. While not specifically targeting CFI deficiency, eculizumab and ravulizumab are indicated for the treatment of aHUS. Neither eculizumab nor ravulizumab address the root cause of the CFI deficiency; instead, they are designed to prevent the downstream effects of uncontrolled complement activity. Patients with aberrant CFI may therefore still have uncontrolled complement activation downstream of CFI. This may cause deposition of complement proteins, for example, on red blood cells, and some CFI deficient patients may have a worse prognosis than others even when on non-replacement therapy. CB 4332 is designed to address this unmet need by providing a therapeutic option that corrects the root problem of these diseases using simple, fast and easy SQ administration. As a key complement regulator, CFI has also the potential to be used in non-CFI-deficient complement dysregulated diseases (e.g., hyperactive alternative pathway) in which additional upstream regulation may prove more effective than inhibiting specific downstream targets.

We have additional early stage complement discovery programs that target different proteins of the complement system including proteases from our ProTUNE™ C3b/C4b degrader and ImmunoTUNE™ C3a/C5a degrader platforms. These proteases are designed to target specific disorders of the complement or inflammatory pathways. We are also developing other discovery-stage complement programs, including a complement Factor B degrader program using proteases engineered by the Company’s proprietary protease engineering platform.

The initial disease indication for which we are prioritizing our ProTUNE™ C3b/C4b degrader platform is IgA nephropathy (“IgAN”). IgAN is the most common cause of primary glomerulonephritis, is associated with glomerular IgA deposits and with limited treatment options. The disease progresses slowly and presents as gross hematuria and persistent asymptomatic microscope hematuria eventually leading to end-stage renal disease (“ESRD”) in up to 50% of patients within 20 years of diagnosis. Current care is limited to the use of non-disease modifying agents in an effort to improve renal function, slow the progression and treat the inflammation such as angiotensin-converting enzyme inhibitors, gluticocorticoids and immunosupressants, which may cause a range of additional problems following long term use. The prevalence of IgAN in the US is estimated to be greater than 100,000 and represents a significant economic burdon due to significant morbidity, chronic treatment and kidney transplant costs.

The ImmunoTUNE™ C3a/C5a degrader platform targets diseases in which the accumulation of C5a and/or C3a is believed to drive disease progression. Molecules from this platform are being directed towards the inflammatory disease, anti-neutrophil cytoplasmic antibody vasculitis (“ANCA”), which is a form of small vessel vasculitis predominantly affecting intraparenchymal arteries, arterioles, capillaries, and venules, with little or no immune deposits. ANCA occurs when the autoantibodies specifically bind to neutrophil proteinase 3 (“PR3”) or myeloperoxidase (“MPO”) which causes the release of substances that damage the vessel wall and promote neutrophil-driven pathological inflammation. Current standard of care is the use of gluticocorticoids and immunosuppressives, which carry a range of potential problems following long term use. Avacopan, an orally-available C5a receptor (“C5aR”) inhibitor was recently approved in October 2021 for combination therapy in ANCA. The addressable ANCA patient population in the US is estimated to be around 50,000.

Coagulation Programs

MarzAA

MarzAA is a potent, subcutaneously administered, next-generation Factor VIIa variant.  We commenced enrollment of a Phase 3 registrational trial of MarzAA for episodic treatment of spontaneous or traumatic bleeding episodes in adolescents and adults with congenital hemophlia A or hemophilia B with inhibitors in May 2021. We have discontinued this trial based on a number of factors, including challenges in enrollment resulting from the limited number of potential patients eligible to enroll in this trial, competition from competing approved therapies, delays in enrollment resulting from COVID-19, the capital requirements to complete the trial and other factors.  Patients enrolled in the study will return to their standard of care and will complete all required safety assessments. In the patients enrolled to date, we have successfully treated bleeds with SQ MarzAA and have not observed any treatment-related adverse or thrombotic events. We plan to disclose these data at an appropriate medical conference in the future. We had also begun enrollment of a Phase 1/2 trial of MarzAA for treatment of bleeding in Factor VII Deficiency, Glanzmann Thrombasthenia, and in individuals with HA with inhibitors treated with Hemlibra.  We have discontinued this trial as well in light of the difficulties in identifying and enrolling eligible patients, the capital requirements to complete the trial and other factors.  We believe that a SQ rFVIIa therapy, like MarzAA, should become an important treatment option for patients with bleeding disorder and are exploring opportunities to license or sell MarzAA to another party for further development.

DalcA

DalcA is a next-generation SQ Factor IX product candidate for the prophylactic treatment of individuals with HB that completed an open-label Phase 2b study in 2020, demonstrating that FIX plasma activity levels were raised from the severe to mild phenotype and maintained throughout the course of the study. We have received guidance from the FDA on the design of the registrational Phase 3 clinical trial and the necessary data to support its initiation and are actively seeking a partner for this program. We are exploring opportunities to license or sell DalcA to another party for further development.

Recent Manufacturing Updates

CB 4332

CB 4332 is an engineered version of the CFI protease with an extended half-life that is designed as a subcutaneously dosed replacement therapy for patients who are deficient in CFI or have deficient CFI activity. A clinical lot of CB-4332 to enable Phase 1 trials was manufactured in September 2021. Additional GMP lots to support the clinical trials are in progress.

Other Recent Developments

COVID-19 Business Impact

The global coronavirus pandemic has resulted in widespread requirements for individuals to work from their homes, strained medical facilities worldwide and is causing disruptions to certain pharmaceutical manufacturing and product supply chains. While our offices in California have been reopened to all employees, we may experience future disruptions in applicable guidelines for workplace safety require returning to a remote working environment. We are also still experiencing operational and other challenges as a result of the COVID-19 global pandemic, which delayed our enrollment in MAA-304 and MAA-202, contributing to the decision to discontinue these trials, and which may delay or halt our other development programs.

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

We have no drug products approved for commercial sale and have not generated any revenue from drug product sales. From inception to September 30, 2021, we have raised net proceeds of approximately $508.2 million, primarily from private placements of convertible preferred stock since converted to common stock, proceeds from our merger with Targacept, issuances of shares of common stock and warrants, including $82.4 million in total cash receipts from our license and collaboration agreements.

We have never been profitable and have incurred significant operating losses in each year since inception. Our net losses were $25.2 million and $16.0 million for the three months ended September 30, 2021 and 2020, respectively, and $67.6 million and $37.3 million for the nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021, we had an accumulated deficit of $382.4 million. As of September 30, 2021, our cash, cash equivalents and investments balance were $64.5 million. Substantially all our operating losses were incurred in our research and development programs and in our general and administrative operations.

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

Leadership Changes

On August 5, 2021, we promoted Grant Blouse, Ph.D., to chief scientific officer and Tom Knudsen, DVM, Ph.D., to senior vice president, corporate development. Howard Levy, M.B.B.Ch, Ph.D., M.M.M., chief medical officer, announced his plan to retire and transition to a senior clinical advisor role to Catalyst.

On September 9, 2021 (the “Effective Date”), we appointed Ms. Jeanne Y. Jew as a Class III director of Catalyst with a term to expire at the 2024 Annual Meeting of Stockholders. In connection with the appointment, the Board approved an increase in the size of the Board, from seven to eight members, effective as of the Effective Date.

On October 13, 2021, Clinton Musil, the chief financial officer, resigned for personal reasons effective October 29, 2021. We promoted Seline Miller, the Company’s controller, to senior vice president, finance. She will serve as the interim chief financial and principal accounting officer while the Company initiates a search for a successor.

Financial Operations Overview

License and Collaboration Revenue

License and collaboration revenue consist of revenue earned for performance obligations satisfied pursuant to our license and collaboration agreement with Biogen which was entered into in December 2019. In consideration for the grant of an exclusive license and related know-how, we received an up-front license payment of $15.0 million in January 2020, which was recorded in license revenue during the year ended December 31, 2020. We recognized collaboration revenue for reimbursable third-party vendor, out-of-pocket and personnel costs pertaining to the Biogen Agreement of $5.8 million during the year ended December 31, 2020, and $2.3 million and $4.9 million for the three and nine months ended September 30, 2021, respectively. There can be no assurance when any future milestone or royalty payments under the Biogen agreement may occur, if at all.

We have not generated any revenue from the sale of any drug products and we do not expect to generate any revenue from the sale of drug products until we obtain regulatory approval of and commercialize our product candidates.

Cost of License and Collaboration

Cost of license and collaboration revenue consists of fees for research and development services payable to third-party vendors, and personnel costs, corresponding to the recognition of license and collaboration revenue from Biogen. Cost of license and collaboration revenue does not include any allocated overhead costs. In connection with the license revenue recognized from Biogen as discussed above in 2020, we paid Mosaic a $3.0 million sublicense fee and recorded such payment as cost of license. We recognized third-party vendor, out-of-pocket and personnel costs, most of which were reimbursable, pertaining to the Biogen Agreement of $6.1 million during the year ended December 31, 2020, and $2.3 million and $4.9 million for the three and nine months ended September 30, 2021, respectively, and recorded such costs as cost of collaboration revenue.

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

	Three Months Ended September 30,	Nine Months Ended September 30,
	2021	2021
Hemophilia	$6,024	$17,838
Complement	9,924	20,449
Personnel and other	4,246	13,546
Stock-based compensation	158	921
Total research and development expenses	$20,352	$52,754

The largest component of our total operating expenses has historically been our investment in research and development activities, including the clinical and manufacturing development of our product candidates. We are focusing substantially all our resources and development efforts on MarzAA and our complement programs. Costs listed for our hemophilia and complement programs above consist of clinical trial, manufacturing and research costs. Our internal resources, employees and infrastructure, identified above as personnel and other, are generally not directly tied to individual product candidates or development programs. As such, we do not maintain information regarding these costs incurred for these research and development programs on a project-specific basis.

We expect our aggregate research and development expenses will increase during the next year as we advance the clinical and manufacturing development of our programs. The global coronavirus pandemic may also delay and increase costs of our current development plans.

On May 20, 2016, we signed a development and manufacturing services agreement with AGC, formerly known as CMC ICOS Biologics, Inc., pursuant to which AGC will conduct manufacturing development of agreed upon product candidates. We will own all intellectual property developed in such manufacturing development activities that are specifically related to our product candidates and will have a royalty-free and perpetual license to use AGC’s intellectual property to the extent reasonably necessary to make these product candidates, including commercial manufacturing. As of September 30, 2021, six GMP batches have been manufactured at AGC in addition to an engineering batch to support the planned clinical trials.

The initial term of the agreement is ten years or, if later, until all stages under outstanding statements of work have been completed. Either party may terminate the agreement in its entirety upon written notice of a material uncured breach or upon the other party’s bankruptcy, and we may terminate the agreement upon prior notice for any reason. In addition, each party may terminate the agreement in the event that the manufacturing development activities cannot be completed for technical or scientific reasons. We have firm work orders with AGC to manufacture MarzAA and DalcA to support clinical trials totaling $16.5 million. The payment obligations remaining as of September 30, 2021 were $3.6 million.

In July 2021, the Company entered into two separate agreements, one for additional clinical trial services for MarzAA, and another for the Company’s screening and natural history of disease clinical studies related to CFI deficiency, with total payments of up to $3.2 million and $6.5 million, respectively. The Company can terminate these agreements at its discretion and upon termination will be responsible to pay for those services incurred prior to termination plus reasonable wind-down expenses.

On September 16, 2021, we signed a Manufacturing and Research and Development Studies Agreement to support the lyophilized drug product, CB4332. The agreement will cover analytical method qualification to support GMP manufacturing. We have firm work orders related to this agreement totaling $0.3 million and the payment obligations remaining as of September 30, 2021 were $0.3 million.

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

Results of Operations

The following table set forth our results of operations data for the periods presented (in thousands):

	Three Months Ended September 30,
	2021	2020	Change ($)	Change (%)
Revenue:
License	$—	$32	$(32)	(100)%
Collaboration	2,299	861	1,438	167%
License and collaboration revenue	2,299	893	1,406	157%
Operating expenses:
Cost of license	—	32	(32)	(100)%
Cost of collaboration	2,307	879	1,428	162%
Research and development	20,352	12,249	8,103	66%
General and administrative	4,869	3,833	1,036	27%
Total operating expenses	27,528	16,993	10,535	62%
Loss from operations	(25,229)	(16,100)	(9,129)	57%
Interest and other income (expense), net	(9)	67	(76)	(113)%
Net loss	$(25,238)	$(16,033)	$(9,205)	57%

	Nine Months Ended September 30,
	2021	2020	Change ($)	Change (%)
Revenue:
License	$—	$15,100	$(15,100)	(100)%
Collaboration	4,898	3,817	1,081	28%
License and collaboration revenue	4,898	18,917	(14,019)	(74)%
Operating expenses:
Cost of license	—	3,102	(3,102)	(100)%
Cost of collaboration	4,926	4,030	896	22%
Research and development	52,754	38,419	14,335	37%
General and administrative	14,799	11,895	2,904	24%
Total operating expenses	72,479	57,446	15,033	26%
Loss from operations	(67,581)	(38,529)	(29,052)	75%
Interest and other income (expense), net	(23)	1,195	(1,218)	(102)%
Net loss	$(67,604)	$(37,334)	$(30,270)	81%

License and Collaboration Revenue

License and collaboration revenues were $2.3 million and $0.9 million in the three months ended September 30, 2021 and 2020, respectively, and $4.9 million and $18.9 million in the nine months ended September 30, 2021 and 2020, respectively. In the three and nine months ended September 30, 2021, these consisted primarily of reimbursable collaboration expenses from our Biogen Agreement, which was entered into on December 18, 2019. In the nine months ended September 30, 2020, we recorded $15.1 million in license revenue from the Biogen Agreement upon receipt of an up-front license payment and $3.8 million in reimbursable collaboration expenses from the Biogen Agreement.

Cost of License and Collaboration

Cost of license and collaboration were $2.3 million and $0.9 million for the three months ended September 30, 2021 and 2020, respectively, and $4.9 million and $7.1 million during the nine months ended September 30, 2021 and 2020, respectively. Cost of collaboration for the three and nine months ended September 30, 2021 was primarily reimbursable third-party vendor and personnel costs we incurred pertaining to the Biogen Agreement. Cost of license and collaboration in the nine months ended September 30, 2020 was primarily the $3.0 million sublicense fee we paid to Mosaic and $4.0 million in reimbursable third-party vendor and personnel costs related to the Biogen Agreement.

Research and Development Expenses

Research and development expenses were $20.4 million and $12.2 million during the three months ended September 30, 2021 and 2020, respectively, an increase of approximately $8.1 million, or 66%. The increase was due primarily to an increase of $5.1 million in clinical manufacturing costs and an increase of $3.5 million in preclinical research costs, partially offset by a decrease of $0.5 million in personnel and facilities costs.

Research and development expenses were $52.8 million and $38.4 million during the nine months ended September 30, 2021 and 2020, respectively, an increase of approximately $14.3 million, or 37%. The increase was due primarily to an increase of $6.1 million in clinical manufacturing costs, an increase of $5.4 million in preclinical research costs, and an increase of $2.8 million in personnel and facilities costs.

General and Administrative Expenses

General and administrative expenses were $4.9 million and $3.8 million during the three months ended September 30, 2021 and 2020, respectively, an increase of approximately $1.0 million, or 27%. This increase was due primarily to an increase of $0.6 million in professional services and $0.4 million in personnel-related costs.

General and administrative expenses were $14.8 million and $11.9 million during the nine months ended September 30, 2021 and 2020, respectively, an increase of $2.9 million, or 24%. The increase was due primarily to an increase of $1.6 million in personnel-related costs, and an increase of $1.4 million in professional services, partially offset by a $0.1 million decrease in facilities, overhead and administration costs.

Interest and Other Income (Expense), Net

The $0.1 million decrease in interest and other income (expense), net for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 was primarily due to a decrease in interest income on investments.

The $1.2 million decrease in interest and other income (expense), net for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 was primarily due to a decrease in interest income and due to the payment received in the first quarter of 2020 under an agreement associated with neuronal nicotinic receptor asset sold in 2016.

Recent Accounting Pronouncements

Refer to “Accounting Pronouncements Recently Adopted” and “New Accounting Pronouncements Recently Issued But Not Yet Adopted” included in Note 2, Summary of Significant Accounting Policies, in the “Notes to the Condensed Consolidated Financial Statements” in this Form 10-Q.

Liquidity and Capital Resources

As of September 30, 2021, we had $64.5 million of cash, cash equivalents and short-term investments. For the nine months ended September 30, 2021, we had a $67.6 million net loss and $66.1 million cash used in operating activities. We have an accumulated deficit of $382.4 million as of September 30, 2021. Our primary uses of cash are to fund operating expenses, including research and development expenditures and general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

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

In October 2021, we entered into the ATM Agreement with Piper Sandler, which provides that, upon the terms and subject to the conditions and limitations set forth in the ATM Agreement, we may elect to issue and sell, from time to time, shares of our common stock having an aggregate offering price of up to $50.0 million through Piper Sandler acting as our sales agent. Under the ATM Agreement, Piper Sandler may sell the shares of common stock by methods deemed to be an “at the market” offering as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made directly on the Nasdaq Capital Market or any other trading market for the common stock. Piper Sandler will use commercially reasonable efforts to sell the shares of common stock subject to the ATM Agreement from time to time, based upon our instructions (including any price, time or size limits or other customary parameters or conditions that we may impose). We will pay Piper Sandler a commission of 3.0% of the gross proceeds of any shares sold through Piper Sandler under the ATM Agreement; however, we are not obligated to make any sales of common stock.

The following table summarizes our cash flows for the periods presented (in thousands):

	Nine Months Ended September 30,
	2021	2020
Cash used in operating activities	$(66,079)	$(32,934)
Cash provided by (used in) investing activities	45,323	(17,888)
Cash provided by financing activities	49,553	60,376
Net increase in cash and cash equivalents	$28,797	$9,554

Cash Flows from Operating Activities

Cash used in operating activities for the nine months ended September 30, 2021 was $66.1 million. The most significant component of our cash used was a net loss of $67.6 million. This included non-cash expense related to stock-based compensation of $2.7 million and depreciation and amortization of $0.2 million. In addition, cash outflow of $1.4 million was attributable to the change in our net operating assets and liabilities primarily as a result of a $2.0 million increase in prepaid and other assets, a $2.1 million decrease in accounts payable, and a $1.1 million decrease in deferred revenue related to the Biogen Agreement, offset by a $2.2 million decrease in accounts receivable and a $1.5 million increase in accrued compensation and other accrued liabilities.

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

Cash Flows from Investing Activities

Cash provided by investing activities for the nine months ended September 30, 2021 was $45.3 million, due to $46.2 million in proceeds from maturities of investments, offset by $0.9 million used in purchases of property and equipment.

Cash used in investing activities for the nine months ended September 30, 2020 was $17.9 million, due primarily to $91.7 million in purchases of investments, partially offset by $74.1 million in proceeds from maturities of investments.

Cash Flows from Financing Activities

Cash provided by financing activities for the nine months ended September 30, 2021 was $49.6 million, due to $49.3 million in net proceeds from the issuance of common stock related to our public offering in the first quarter of 2021 and $0.3 million in stock grants and option exercises.

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

Determining the fair value of stock-based awards at the grant date requires judgment. We use the Black-Scholes option-pricing model to determine the fair value of stock options. The determination of the grant date fair value of options using an option-pricing model is affected by our assumptions regarding a number of variables including the fair value of our common stock, our expected common stock price volatility over the expected life of the options, expected term of the stock option, risk-free interest rates and expected dividends. We record stock-based compensation as a compensation expense, net of the forfeited awards. We elected to account for forfeitures when they occur. As such, we recognize stock-based compensation expense only for those stock-based awards that are expected to vest, over their requisite service period, based on the vesting provisions of the individual grants. See Note 6, Stock-Based Compensation to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for more information.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2021, our Chief Executive Officer and Interim Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

As of September 30, 2021, we have not experienced any significant impact to our internal controls over financial reporting despite the fact that most of our employees who are involved in our financial reporting processes and controls are working remotely due to the COVID-19 pandemic. The design of our processes and controls allows for remote execution with accessibility to secure data. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified during the three months ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The risk factors below modify the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2020:

Risks related to the discovery, development and commercialization of our product candidates

Our complement product candidates, including CB 4332, are in the early stages of development. Commercial viability of CB 4332 remains subject to current and future preclinical studies, clinical trials, regulatory approvals and the risk that we are unable to identify a sufficient number of patients who could benefit from CB 4332.

Our complement product candidates, including CB 4332, are in early stages of clinical development. CFI deficiency, which CB 4332 is designed to treat, is very rare and presents in patients with a variety of symptoms. We have not yet identified the target patient population for initial human trials of CB 4332, and there may be delays clinical trials due to limited number of potential patients, insufficient capital or competition from competing therapies in development.  We cannot assure you that we will identify sufficient patients with CFI deficiency through the screening (“ConFIrm”, CFI-001) and natural history of disease (“ConFIdence”, CFI-002) studies of CFI deficiency, or that these trials will provide information that informs the clinical development of CB 4332.  There can also be no assurance that these or future clinical trials will support or justify the continued development of CB 4332, or that we will receive approval from the FDA, or similar regulatory authorities in other countries, to advance the development of CB 4332. Engineered protease biopharmaceuticals are a relatively new class of therapeutics. While we have received guidance from FDA regarding a Phase 1 clinical trial of CB 4332, there is no assurance that FDA will agree to our proposed clinical trials or approve the IND that we plan to file, and delays or refusal by FDA to approve our IND trial could delay the start of clinical trials for CB 4332. There can also be no assurance as to the length of the trial period, the number of individuals the FDA or EMA will require to be enrolled in the trials to establish the safety, efficacy, purity and potency of the engineered protease products, or that the data generated in these trials will be acceptable to the FDA, EMA or other foreign regulatory agencies to support marketing approval.

All of our product candidates will require additional pre-clinical and clinical testing before they can be sold.  If we are unable to successfully advance or develop our complement product candidates, our business will be materially harmed.

To date, we have not successfully developed, commercially marketed, distributed or sold any product candidate. The success of our business depends primarily upon our ability to successfully advance the development of our product candidates through preclinical studies and clinical trials, have the product candidates approved for sale by the FDA or regulatory authorities in other countries, and ultimately have the product candidates successfully commercialized by us or a strategic partner. Failure can occur at any stage, including during clinical trials where we could encounter problems that cause us to abandon or repeat clinical trials. Our product candidates, including CB 4332, must satisfy rigorous regulatory standards of safety and efficacy before we can advance or complete their clinical development or they can be approved for sale. To satisfy these standards, we must engage in expensive and lengthy preclinical studies and clinical trials, develop acceptable manufacturing processes, and obtain regulatory approval of our complement product candidates. Despite these efforts, our product candidates, including CB 4332, may not:

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

Even if we demonstrate favorable results in preclinical studies and early-stage clinical trials, we cannot assure you that the results of late-stage clinical trials will be favorable enough to support the continued development of our product candidates. A number of companies in the pharmaceutical and biopharmaceutical industries have experienced significant delays, setbacks and failures in all stages of development, including late-stage clinical trials, even after achieving promising results in preclinical testing or early-stage clinical trials. Accordingly, results from completed preclinical studies of our product candidates, including CB 4332, may not be predictive of the results we may obtain in later-stage trials. Furthermore, even if the data collected from preclinical studies and clinical trials involving our product candidates demonstrate a favorable safety and efficacy profile, such results may not be sufficient to support the submission of a new drug application or biologics license application (“BLA”) to obtain regulatory approval from the FDA in the United States or other similar regulatory agencies in other jurisdictions, which is required to market and sell the products.

CB 4332 and our other complement product candidates will require significant additional research and development efforts, the commitment of substantial financial resources, and regulatory approvals prior to advancing into clinical development or being commercialized by us or collaborators. We cannot assure you that CB 4332 or our other complement product candidates will progress into clinical development or result in a commercially viable product. We do not expect CB 4332 or any of our other complement product candidates to be commercialized by us or collaborators for at least several years.

If we experience delays or difficulties in the enrollment of patients in clinical trials, our regulatory approvals could be delayed or prevented, and we could elect to cease clinical trial enrollment and development of some or all of our product candidates.

We or our collaborators may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate, enroll and maintain enrollment of a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside the United States. For example, there is a small number of individuals with CFI deficiency for which CB 4332 is a potential therapy. Some of our competitors have ongoing clinical trials for product candidates that treat the same indications as our product candidates and thus compete with us to enroll patients in their clinical trials. The availability of other approved products and other products in clinical trials may limit the number of patients willing to participate in our clinical trials.

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

As was the case for MarzAA, our inability to enroll a sufficient number of patients for any of our clinical trials could result in significant delays and may require us to abandon one or more clinical trials altogether. Enrollment delays in clinical trials conducted by us may also result in increased development costs for our product candidates, which would cause the value of the Company to decline and limit our ability to obtain additional financing or lead us to cease developing particular product candidates.

The coronavirus disease, COVID‑19, may impact our third-party supply of the raw materials and components needed for our product candidates, which increases the risk that we will not have sufficient quantities of such product candidates or products or such quantities at an acceptable cost, which could delay, prevent or impair our development efforts.

If supplies of the raw materials for our product candidates are significantly delayed, or if the third parties that we engage to supply any materials or to manufacture any products for our preclinical tests and clinical trials should cease to continue to do so for any reason, including due to the effects of the COVID‑19 pandemic and the actions undertaken by governments and private enterprises to contain COVID‑19 or requisition facilities for COVID-19 vaccine supplies, we likely would experience delays in advancing these tests and trials while we identify and qualify replacement suppliers or manufacturers and we may be unable to obtain replacement supplies on terms that are favorable to us. In addition, if we are not able to obtain adequate supplies of our product candidates or the substances used to manufacture them, it will be more difficult for us to develop our product candidates and compete effectively.

Our current and anticipated dependence upon third-party suppliers may adversely affect our ability to develop product candidates and could delay our clinical trials and development programs, and otherwise harm our operations and financial condition and increase our costs and expenses.

All of our product candidates are in preclinical development. If we are unable to obtain regulatory clearance and commercialize our product candidates or experience significant delays in doing so, our business will be materially harmed.

All our other product candidates are still in preclinical development. Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our product candidates. The success of our product candidates will depend on several factors, including the following:

•	successful completion of preclinical studies;
•	successful initiation and completion of clinical trials;
•	receipt of marketing approvals from applicable regulatory authorities;
•	obtaining and maintaining patent and trade secret protection and regulatory exclusivity for our product candidates;
•	making arrangements with third-party manufacturers for, or establishing, commercial manufacturing capabilities;
•	launching commercial sales of the products, if and when approved, whether alone or in collaboration with others;
•	acceptance of the products, if and when approved, by patients, the medical community and third-party payors;
•	effectively competing with other therapies;
•	obtaining and maintaining healthcare coverage and adequate reimbursement;
•	protecting our rights in our intellectual property portfolio; and
•	maintaining a continued acceptable safety profile of the products following approval.

If we do not achieve one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize our product candidates, which would materially harm our business.

We are focused on the discovery and clinical development of our complement product candidates. Any adverse events, trial failures or material delays in these programs could materially harm our business.

The failure of CB 4332 to start clinical trials, achieve successful clinical trial endpoints, delays in clinical development, unanticipated adverse side effects, the cessation of clinical development or any other adverse developments or information related to CB 4332 or our other product candidates would significantly harm our business, its prospects and the value of the Company’s common stock. There is no guarantee that we will be able to initiate clinical trials of CB 4332 as planned or that the results of clinical trials of CB 4332 will be positive or will not generate unanticipated safety concerns. If neutralizing antibodies or other adverse events in patients receiving CB 4332 lead to concerns about patient safety, the long-term efficacy, or commercial viability of CB 4332, its development could be halted. Depending on the availability of additional capital, we may also delay or terminate clinical development of one or more of our product candidates.

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

Even if the FDA or other regulatory agency approves our product candidates, the approval may impose significant restrictions on the indicated uses, conditions for use, labeling, advertising, promotion, marketing and/or production of such product and may impose ongoing commitments or requirements for post-approval studies, including additional research and development and clinical trials. The FDA and other agencies also may impose various civil or criminal sanctions for failure to comply with regulatory requirements, including withdrawal of product approval. Regulatory approval from authorities in foreign countries will be needed to market our product candidates in those countries. Approval by one regulatory authority does not ensure approval by regulatory authorities in other jurisdictions. If we fail to obtain approvals from foreign jurisdictions, the geographic market for or our product candidates would be limited.

We may not succeed at generating additional complement product candidates.

The complement cascade is a complex biological system, and engineering protease molecules is also a complex process.  While our ProTUNE™ C3b/C4b degrader and ImmunoTUNE™ C3a/C5a degrader platforms are designed to target specific disorders of the complement or inflammatory pathways, there can be no assurance that the platforms will generate molecules that meet criteria necessary to become potential product candidates, including without limitation safety, efficacy, manufacturability, stability and the ability to be formulated into a deliverable therapy. If we are unable to generate additional product candidates, our business and prospects will be materially harmed.

Risks related to our reliance on third parties

Our collaboration with Biogen may not result in successful product development or payments to us.

We have entered into a collaboration and license agreement with Biogen to develop and commercialize CB 2782‑PEG and our other anti-C3 proteases for potential treatment of dry AMD and other disorders. We will perform preclinical and manufacturing activities, and Biogen will be solely responsible for funding the preclinical and manufacturing activities and performing IND-enabling activities, worldwide clinical development, and commercialization. Future revenues from this collaboration depend upon the achievement of milestones and payment of royalties based on product sales after successful product development and regulatory approval. Biogen can terminate this agreement on 60 days’ prior written notice. If Biogen terminates the agreement, our reputation in the business and scientific community may suffer and we will not receive payments from them after termination. If milestones are not achieved or Biogen is unable to successfully develop and commercialize products from which milestones and royalties are payable, we will not earn the revenues contemplated by the collaboration.

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

Our drug development programs and the potential commercialization of our product candidates will require substantial additional cash to fund expenses. We have previously relied on collaborators, such as Pfizer and ISU, to contribute to the development of our product candidates, and we are currently working with Biogen to support the development of our dry AMD product candidates. We intend to seek one or more additional collaborators for the development and commercialization of one or more of our complement product candidates.

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

To date, our product candidates have been manufactured by third-party manufacturers solely for preclinical studies and relatively small clinical trials. The process of manufacturing CB 4332 and our other complement product candidates is complex, highly regulated and subject to several risks, including:

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

•

the manufacturing facilities in which our products are made could be adversely affected by equipment failures, labor and raw material shortages, financial difficulties of our contract manufacturers, including as a result of the evolving effects of the COVID‑19 pandemic, natural disasters, power failures, local political unrest and numerous other factors; and

•

any adverse developments affecting manufacturing operations or the scale up of manufacturing operations for our products may result in shipment delays, inventory shortages, lot failures, product withdrawals or recalls or other interruptions in the supply of our product candidates. We may also have to record inventory write-offs and incur other charges and expenses for product candidates or drug substances that fail to meet specifications, undertake costly remediation efforts or seek costlier manufacturing alternatives.

Specifically, we have entered into various development, manufacturing and clinical supply services agreements with third-party manufacturers for drug substance and drug product manufacturing of CB 4332. If any of our third-party manufacturers is not able to provide us with sufficient quantities of CB 4332 for our preclinical trials on a timely basis, or at all, whether due to production shortages or other supply delays or interruptions resulting from the ongoing COVID‑19 pandemic or otherwise, our preclinical trials, clinical trials or regulatory approval, as applicable, may be delayed. Significant portions of our research and development resources are focused on manufacturing. If any of our third-party manufacturers experiences difficulties in scaling production or experiences product loss due to contamination, equipment failure, improper installation or operation of equipment, vendor or operator error or improper storage conditions, the potential trials of the affected product candidate would be delayed, perhaps substantially, which could materially and adversely affect our business.

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

In November 2021, we announced our decision to discontinue the development of MarzAA. In connection with the discontinuation, we eliminated employee positions representing approximately 35% of our prior headcount (the “restructuring”). The restructuring could harm our ability to attract and retain qualified personnel. The restructuring could also result in reduced morale and productivity among our remaining personnel. In addition, the restructuring may negatively impact our clinical, regulatory and technical operations, which would have a negative impact on our ability to successfully develop, and ultimately, commercialize our complement product candidates and other product candidates.

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

Risks related to our financial condition and capital requirements

The outbreak of the novel coronavirus disease, COVID‑19, has and may continue to adversely impact our business, including our drug product supply to support preclinical studies and clinical trials.

The global coronavirus pandemic has resulted in widespread requirements for individuals to work from their homes, strained medical facilities worldwide and is causing disruptions to certain pharmaceutical manufacturing and product supply chains. While our offices in California have been reopened to all employees, we may experience future disruptions if applicable guidelines for workplace safety require returning to a remote working environment. We are also still experiencing operational and other challenges as a result of the COVID‑19 global pandemic, which may delay or halt development in our complement drug development programs. In addition, as a result of the COVID‑19 pandemic, we may experience disruptions that could severely impact our business, preclinical studies, drug manufacturing and clinical trials including:

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

•	delays in manufacturing of our product candidates as third-party manufacturing capacity is shifted towards the production of COVID‑19 vaccines;
•

interruption of key clinical trial activities, such as clinical trial site data monitoring, due to limitations on travel imposed or recommended by federal, state or country governments, employers and others or interruption of clinical trial subject visits and study procedures, which may impact the integrity of subject data and clinical study endpoints;

•	interruption or delays in the operations of the FDA, European Medicines Agency (the “EMA”) or other regulatory authorities, which may impact review and approval time lines;
•

interruption of, or delays in receiving, supplies of our product candidates from our contract manufacturing organizations due to staffing shortages, production slowdowns or stoppages and disruptions in delivery systems shortage of critical raw material supplies, study laboratory specimen kits and key equipment components;

•

interruptions in preclinical studies due to restricted or limited operations at laboratory facilities and disruptions in delivery systems, shortage of critical raw material supplies, study laboratory supplies and key equipment components;

•

suspension or termination of our clinical trials for various reasons, such as a finding that the participants are being exposed to infectious diseases like COVID‑19 or the participants and/or principal investigators involved in our clinical trials have become infected with COVID‑19;

•

limitations on employee resources that would otherwise be focused on the conduct of our preclinical studies and clinical trials, including because of sickness of employees or their families or the desire of employees to avoid contact with large groups of people; and

•	material delays and complications with respect to our research and development programs.

In addition, the trading prices for our common stock and other biopharmaceutical companies have been highly volatile as a result of the COVID‑19 pandemic. Furthermore, a recession or market correction resulting from the spread of COVID‑19 could materially affect our operations and the value of our common stock.

We have incurred significant losses since our inception and are expected to continue to incur significant losses for the foreseeable future.

We are a clinical-stage biotechnology company, and we have not yet generated significant revenues. We have incurred net losses in each year since our inception in August 2002, including net losses of $56.2 million, $55.2 million and $67.6 million for the years ended December 31, 2020 and 2019 and the nine months ended September 30, 2021, respectively. As of September 30, 2021, we had an accumulated deficit of $382.4 million. Our losses have resulted principally from expenses incurred in research and development, including clinical trial expenses, and from management and administrative costs and other expenses that we have incurred while building our business.

We are still in the early stages of development of our product candidates, and have no products approved for commercial sale. To date, we have financed our operations primarily through issuances of shares of common stock, from private placements of convertible preferred stock, and from payments under collaboration agreements.

We have devoted most of our financial resources to research and development, including our preclinical and clinical development activities. We expect to continue to incur significant expenses and operating losses over the next several years as we continue preclinical and begin clinical development of our complement product candidates. Our operating losses may fluctuate significantly from quarter to quarter and year to year. We are expected to continue to incur significant expenses and increasing operating losses for at least the next several years, and our expenses will increase substantially if and as we:

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

We implemented a strategic restructuring to prioritize our complement product candidates and explore strategic alternatives for our hemophilia product candidates, and we cannot assure you that we will be able to successfully execute on a strategic alternative for our hemophilia product candidates.

We recently implemented a strategic restructuring to focus our efforts on our complement product candidates, which included a reduction in our workforce. We are seeking strategic alternatives for our hemophilia product candidates, including MarzAA and

DalcA. Our prior efforts to license MarzAA or DalcA to a third party for development and commercialization were not successful, and our ability to successfully execute on a strategic alternative for our hemophilia product candidates depends on a number of factors, including the commercial potential for these products, competition and the costs of additional clinical trials and manufacturing.  We may not be able to complete a transaction or other strategic alternative for our hemophilia product candidates with favorable terms, within an advantageous timeframe, or at all. Additionally, the negotiation and consummation of a transaction or other strategic alternative involving our hemophilia product candidates may be costly and time-consuming.

Our strategic restructuring to prioritize our complement product candidates may not result in savings as great as expected and could adversely impact our operations.

Our strategic restructuring to focus on our complement product candidates may not result in anticipated savings or other economic benefits, could make it more difficult to attract and retain qualified personnel and may disrupt our operations, each of which could have a material adverse effect on our business. Workforce changes can also temporarily reduce workforce productivity, which could be disruptive to our business and could adversely affect our results of operations. In addition, we may be required to take potentially material, restructuring charges related to, among other things, employee terminations or exit costs, which may result in an adverse market reaction and decline in our stock price.

We will need additional capital. If we are unable to raise sufficient capital, we will be forced to delay, reduce or eliminate product development programs.

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is expensive. We expect our research and development expenses to increase with our ongoing activities, particularly activities related to the preclinical and clinical development of our complement product candidates. We believe that our available cash, cash equivalents and investments will be sufficient to fund our operations for at least the next 12 months. However, we may need to raise substantial additional capital to complete the development and commercialization of our complement product candidates, and depending on the availability of capital, may need to delay or cease development of some of our product candidates. Even if we raise additional capital, we may elect to focus our efforts on one or more development programs and delay or cease other development programs.

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

As of the date of this filing, we have effective registration statements on Form S-3 that allow us to offer up to $232.0 million of securities in one or more offerings. Any additional sales in the public market of our common stock or other securities under these shelf registration statements could adversely affect prevailing market prices for our common stock. On October 15, 2021, we entered into an Equity Distribution Agreement (the “ATM Agreement”) with Piper Sandler & Co. (“Piper Sandler”) pursuant to which we may offer and sell, from time to time in our sole discretion, shares of our common stock with aggregate gross sales proceeds of up to $50.0 million through an “at the market” equity offering program under which Piper Sandler will act as sales agent. Depending upon market liquidity at the time, sales of shares of our common stock under the ATM Agreement may cause the trading price of our common stock to decline and may result in substantial dilution to the interests of other holders of our common stock. The sale of a substantial number of shares of our common stock under the ATM Agreement, or anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales.

We have no history of commercialization of pharmaceutical products, which may make it difficult to evaluate the Company’s prospects.

We began operations in August 2002. Our operations to date have been limited to financing and staffing the Company, developing our technology and product candidates, establishing collaborations and conducting clinical trials on small numbers of patients. We have not yet demonstrated an ability to successfully conduct a Phase 3 clinical trial, obtain marketing approvals, manufacture a product at commercial scale repeatedly, or conduct sales and marketing activities necessary for successful product commercialization. Consequently, predictions about the Company’s future product development timelines, clinical trial plans, expenses, success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing pharmaceutical products.

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

Specifically, although there are no currently approved treatments for dry AMD, several companies are developing cyclic peptide, aptamer, antibody or gene therapy based anti-complement product candidates in clinical studies. For example, Apellis has completed two Phase 3 studies to compare the efficacy and safety of intravitreal APL‑2, (pegcetacoplan), a pegylated cyclic peptide based C3 inhibitor therapy with sham injections in patients aged 60 years and older with GA secondary to AMD; Iveric Bio (formerly Ophthotech) is developing two therapies to treat GA secondary to dry AMD, iveric Bio completed its Phase 2b clinical of Zimura® (avacincaptad pegol) with positive data in patients with dry AMD; Gemini Therapeutics is developing “GEM103” a recombinant human complement factor H (“CFH”) for patients with genetically well-defined dry AMD as well as additional molecules in preclinical development for other genetically defined subpopulations of patients with dry AMD and Gyroscope Therapeutics is developing “GT005” a gene therapeutic approach to expressing additional CFI in the patient’s eye after subretinal delivery. In addition, while there are currently no approved agents specifically targeting systemic factor I deficiency, there are less specific treatment options on the market or in clinical development which may be applicable to some disease manifestations of systemic CFI deficiency, for instance aHUS and C3G. These treatment options include: eculizumab and ravulizumab marketed by Alexion

Pharmaceuticals (acquired by AstraZeneca) for use in aHUS irrespective of the patients’ CFI status; APL-2, which is in clinical development by Apellis, in IgA Nephropathy (“IgAN”), LN, Membranous Nephropathy (“MN”), C3G, and Dense Deposit Disease; CCX168 (avacopan), a twice daily oral small molecule inhibitor of the complement 5a receptor (“C5aR”) in C3G—currently in phase 2 being developed by ChemoCentryx; iptacopan (“LNP023”), a small peptide complement factor B inhibitor which is currently in development by Novartis for PNH, C3G and several other rare renal diseases including IgAN, aHUS, and membranous nephropathy; and Omeros has initiated clinical activities in igAN, LN, MN, & C3G and a phase 3 clinical program in aHUS with OMS721 (“narsoplimab”), a human monoclonal antibody targeting mannan-binding lectin-associated serine protease‑2 (“MASP-2”), the effector enzyme of the lectin pathway of the complement system. Biocryst Pharmaceuticals, Inc. is also developing BCX9930, a small molecule inhibitor of Factor D, for the treatment of complement-mediated diseases, including PNH and renal complement mediated disease.

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

One of our stockholders has requested that we add one or more individuals to our board of directors, and this stockholder or other stockholders could engage in proxy solicitations or advance stockholder proposals, or otherwise attempt to effect changes and assert influence on our board of directors and management. Such an activist campaign could conflict with our strategic direction or seek changes in the composition of our board of directors and could have an adverse effect on our operating results and financial condition. A proxy contest would require us to incur significant legal and advisory fees, proxy solicitation expenses and administrative and associated costs, and require significant time and attention by our board of directors and management, diverting their attention from the pursuit of our business strategy. Any perceived uncertainties as to our future direction and control, our ability to execute on our strategy, or changes to the composition of our board of directors or senior management team arising from a proxy contest could lead to the perception of a change in the direction of our business or instability which may result in the loss of potential business opportunities, make it more difficult to pursue our strategy, or limit our ability to attract and retain qualified personnel, any of which could adversely affect our business and operating results. If individuals are ultimately elected to our board of directors with a specific agenda, it may adversely affect our ability to effectively implement our business strategy and create additional value for our stockholders. We may choose to initiate, or may become subject to, litigation as a result of the proxy contest or matters arising from the proxy contest, which would serve as a further distraction to our board of directors and management and would require us to incur significant additional costs. In addition, actions such as those described above could cause significant fluctuations in our stock price based upon temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals and prospects of our business.

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

There has been no material change in the planned use of proceeds from our public offering from that described in the prospectus filed by us with the SEC on May 3, 2021.

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

31.2

Certification of the Interim Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Interim Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of September 30, 2021 (unaudited) and December 31, 2020; (ii) the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2021 and 2020 (unaudited); (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2021 and 2020 (unaudited); (iv) the Condensed Consolidated Statement of Stockholders’ Equity as of September 30, 2021 and September 30, 2020 (unaudited); (v) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2021 and 2020 (unaudited); and (vi) the Notes to Unaudited Interim Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CATALYST BIOSCIENCES, INC.

Date: November 12, 2021	/s/ Nassim Usman, Ph.D.
Nassim Usman, Ph.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2021	/s/ Seline Miller
Seline Miller
Interim Chief Financial Officer
(Interim Financial and Principal Accounting Officer)