Form 10-K
period 2021-12-31
CATALYST BIOSCIENCES, INC.
filed 2022-03-31
CIK 1124105

002018 $480,800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2021

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

As of March 25, 2022, the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 31,477,053. The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2021, was $135,045,079.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's proxy statement for its 2022 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed with the U.S. Securities and Exchange Commission, no later than 120 days after the Registrant’s fiscal year ended December 31, 2021, are incorporated by reference to Part III of this Annual Report on Form 10-K.

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

Overview

We are a research and clinical development biopharmaceutical company focused on developing protease therapeutics to address unmet medical needs in disorders of the complement system or where complement components are associated with progression of the disease state. Proteases are an important class of enzymes, which are key natural regulators of many biological processes, including the complement system. We use our protease engineering platform to create improved or novel molecules for treatment of diseases that result from dysregulation of the complement system. Our complement pipeline consists of a preclinical complement component 3 (“C3”) degrader program for geographic atrophy (“GA”) in dry age-related macular degeneration (“dAMD”), an improved Complement Factor I (“CFI”) protease, CB 4332, for subcutaneous (“SQ”) or intravitreal (“IVT”) therapy to restore complement homeostasis in diseases of overactive complement or CFI deficiencies, and proteases from our ProTUNE™ C3b/C4b degrader and ImmunoTUNE™ C3a/C5a degrader platforms designed to target specific disorders of the complement or inflammatory pathways. Historically, we also used our protein engineering platform to develop potential therapies for coagulation disorders, including marzeptacog alfa (activated) (“MarzAA”), a SQ administered next-generation engineered coagulation Factor VIIa (“FVIIa”) for the treatment of episodic bleeding and prophylaxis in subjects with rare bleeding disorders, and dalcinonacog alfa (“DalcA”), a next-generation SQ FIX, both of which has shown sustained efficacy and safety in mid-stage clinical trials.

The product candidates generated by our protease engineering platform are designed to have improved functional properties such as longer half-life, improved specificity and targeting, higher potency, and increased bioavailability. These characteristics potentially allow for improved safety and efficacy for SQ administration of recombinant complement regulators, or less frequently dosed intravitreal products than current therapeutics in development.

Our current complement portfolio consists of the development candidates CB 4332 and CB 2782-PEG. CB 4332 is a wholly owned, first-in-class improved albumin-fused CFI molecule intended for prophylactic SQ or IVT administration in individuals with an imbalance in complement homeostasis or a CFI deficiency. CB 2782-PEG is a potential best-in-class C3 degrader product candidate in preclinical development for the treatment of dry AMD that we had licensed to Biogen. In March 2022, we re-acquired the full rights to CB 2782-PEG adding to our promising portfolio, which includes CB 4332 our enhanced CFI development candidate. We have several engineered protease programs in discovery or early non-clinical development. These programs all target diseases caused by deficient regulation of the complement system and inflammation.

In July 2021 we commenced patient enrollment in the screening (“CFI-001”) and natural history of disease (“CFI-002”) studies to assess CFI blood levels in patients who have diseases related to CFI deficiency and identify those who would benefit from CB 4332 treatment (“ConFIrm” and “ConFIdence”, respectively). As of February 2022 we have completed enrollment of these studies.

The following table summarizes our current development programs.

We continue to experience operational and other challenges as a result of the COVID-19 global pandemic, which could delay or impact our development programs. See Note 7, Commitments and Contingencies and Other Recent Developments and Item 1A – Risk Factors for further discussion of the current and expected impact on our business and development programs.

Complement

Our protease programs are designed to take advantage of nature’s natural complement regulators that restore complement homeostasis and potentially treat a variety of complement-mediated disorders. We have several protease programs currently in preclinical discovery or early non-clinical development. These programs target diseases caused by aberrant regulation of the complement system including both ocular programs, specifically for dry AMD, and systemic complement disorders, all of which are wholly owned by Catalyst.

The complement system is an enzyme-based innate immune defense system with the primary role of protecting the body from pathogens. The system is naturally regulated by proteases which is the basis for our approach to addressing complement-driven diseases. Similar to the coagulation system, the complement system employs several triggering pathways, known as the classical pathway (“CP”), lectin pathway (“LP”) and alternative pathway (“AP”), which are followed by a cascading system of enzymatic reactions driven by proteases and their cofactors that, when functioning properly, ultimately leads to the destruction and removal of the pathogen or unwanted cells and proteins.

*Figure adapted from Mastellos et al., Clinical promise of next-generation complement therapeutics. Nature Reviews. 2019

Deficient or excessive activation of the complement system leads to severe disorders, including micro-thrombotic, autoimmune and/or immune-complex diseases, severe infectious diseases, and degenerative ophthalmic or neurologic diseases affecting a variety of tissues and organ systems. Disorders of the complement system are typically manifested by the absence or imbalance of complement regulator activity, or an overactivation of one or more pathways. The absence of regulation can cause the complement system to become self-destructive or not provide the necessary protection when needed. The protease therapeutic candidates generated by our platforms are designed to correct or restore the missing balance in the complement system that drives several diseases.

Proteases are uniquely poised to regulate key biological functions such as the complement system, either by promoting or limiting the cascade of events that leads to eventual clearing of foreign and damaged proteins, inflammation and formation of the membrane attack complex, which is deposited on the surface of cells and drives their destruction. Compared with antibodies and small molecule inhibitors that generally require a sustained excess of therapeutic compound over that of the target, Catalyst’s protease therapeutic candidates are based on natural regulatory proteins that are capable of rapidly engaging and modulating large quantities of target molecules, as each protease molecule can degrade many target molecules over their effective lifetime. This means that our proteases are ideal for regulating high abundancy targets such as complement proteins in a way antibodies and small molecule inhibitors cannot. A protease therapeutic is not consumed in the process of cleaving or degrading its target, therefore, smaller amounts of protease-based drug molecules can have a profound impact on biological pathways.

CB 2782-PEG: C3 Degrading Protease

CB 2782-PEG is an engineered pegylated C3 degrader previously licensed to Biogen that we designed with a best-in-class anti-C3 profile for geographic atrophy (“GA”) in dry AMD. Dry AMD is an ocular disease that leads to vision loss and blindness for which there is currently no approved therapy. CB 2782-PEG degrades C3 in the eye reducing the steady state level of C3 activity. It is expected that maintaining low C3 levels in the eye can significantly slow disease progression and vision loss in patients with dry AMD. We have demonstrated in preclinical non-human primate models that we have the potential to reduce C3 levels in humans based on modeling studies for up to 3 months with a single intravitreal injection. In September 2021, Apellis released the results of the DERBY and OAKS phase 3 trials for GA secondary to dry AMD, showing that once-monthly pegcetacoplan, a pegylated C3 targeted inhibitor, was safe and efficacious, meeting its primary endpoint in one trial and narrowly missing the primary endpoint in a second trial for reducing GA lesion growth over a 12-month period. Further subpopulation analyses demonstrated a greater effect of reducing GA lesion growth in those subjects with extrafoveal lesions at baseline. CB 2782-PEG provides a differentiated mechanism of action by degrading both C3 and one of its byproducts, C3a potentially offering not only less frequent dosing but a more efficacious mechanism than pegcetacoplan or other complement inhibitors in development for GA.

The global market potential in dry AMD has been estimated to be $8.6 billion which could grow to over $18.0 billion by 2028. In December 2019, we entered into a License and Collaboration Agreement with Biogen for the development and commercialization of CB2782-PEG. In March 2022, Biogen terminated the license agreement and returned full rights to CB 2782-PEG.

CB 4332: Engineered Complement Factor I

CB 4332 is an engineered albumin-fused version of the CFI protease with an extended half-life that can be dosed subcutaneously or intravitreally in individuals who would benefit from enhanced regulation of complement. CFI is the central regulator of the complement system and CB 4332 has the potential to address several mechanistically related diseases driven by complement imbalance such as: Lupus Nephritis (“LN”), Systemic Lupus Erythematosus (“SLE”), warm Autoimmune Hemolytic Anemia (“wAIHA”), atypical Hemolytic Uremic Syndrome (“aHUS”), C3 Glomerulonephritis (“C3G”), and Immune Complex Membranoproliferative Glomerulonephritis (“IC-MPGN”), dry AMD and complete CFI deficiency (“CFID”), a rare immunodeficiency primarily affecting children. These are severe, chronic, life-threatening diseases that result in a significantly decreased quality of life for the afflicted individual.

CB 4332 can be dosed subcutaneously for systemic diseases or by IVT injection for ophthalmic indications. As a key complement regulator, CFI has the potential to be used in several complement dysregulated diseases (e.g., those associated with hyperactive complement) in which additional upstream regulation may prove more effective than inhibiting specific downstream targets such as C3 or C5, where many of current molecules in development are targeted.

Individuals with complete or significant absence of endogenous CFI may present with a variety of disease manifestations, such as recurrent invasive infections with encapsulated bacteria, but are also at risk of developing autoimmune and/or immune-complex diseases such as chronic inflammation of the blood vessels of the brain, spinal cord, heart, or kidneys. No CFI replacement therapy, including for prophylactic use, has been approved, and patients often receive supportive care with lifelong antibiotic treatment, which may cause a range of additional problems. We have received pre-IND guidance from the FDA as well as Rare Pediatric Disease Designation of CB 4332 for treatment of CFI deficiency in January 2022.

Low circulating serum CFI levels have been shown to be associated with rare CFI genetic variants and all forms of AMD ranging from early to late-stage manifestations. Studies have estimated the prevalence rates of CFI deficiency in GA to be approximately 20%, suggesting that CFI is a prognostic biomarker for progression of GA. Approximately 1 million individuals globally are predicted to have low serum CFI levels and may potentially benefit from targeted CFI therapy. Gyroscope released interim results from its FOCUS phase 1/2a trial for patients with GA and having rare CFI variants, showing that gene therapy with GT005, an AAV-delivered CFI rebalanced the overactivation of complement observed in the vitreous with sustained expression of CFI. The FOCUS data also showed that AAV-delivered CFI reduced complement biomarkers in the broader GA population who do not have a rare CFI genetic variant.

We have additional early-stage complement discovery programs that target different proteins of the complement system including proteases from our ProTUNE™ C3b/C4b degrader and ImmunoTUNE™ C3a/C5a degrader platforms. These proteases are designed to target specific disorders of the complement or inflammatory pathways. The ProTUNE™ platform generates optimized, next-generation engineered CFI molecules that are selectively enhanced for potency and target engagement. We expect to nominate a development candidate and target indication from this platform in 2022.

Complement intellectual property

The United States Patent and Trademark Offices issued a patent covering Catalyst’s portfolio of engineered proteases that selectively cleave and degrade complement Factor 3 (C3), including the lead candidate CB 2782-PEG, a potential best-in-class treatment for dry AMD. These modified proteases inhibit complement activation and have the potential to treat multiple diseases in which complement activation plays a role. The patent provides protection until at least 2038. Our portfolio further encompasses additional issued patents on complement protein degrading proteases and pending applications in the complement space across a range of targets and protease scaffolds, including multiple pending applications covering CB 4332 and next generation engineered CFI molecules.

Coagulation Programs for Licensing

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

We believe that SQ dosing will be an important improvement for the treatment of hemophilia and other rare benign hematology indications. Our nonclinical and clinical studies have shown that MarzAA is nine-fold more potent than NovoSeven RT and that DalcA is 22-fold more potent than BeneFIX. The enhanced potency of MarzAA and DalcA allows for SQ dosing using a small volume injection, which we believe will provide for more effective, durable and convenient treatments of spontaneous bleeds with MarzAA and prophylactic protection with MarzAA and DalcA, especially for children and adults with difficult IV access. In late 2018 Hemlibra®, a bispecific antibody mimicking FVIIIa, was approved for SQ prophylaxis in Hemophilia A with or without inhibitors but Hemlibra cannot treat breakthrough spontaneous bleeding.

MarzAA and DalcA Clinical Development

MarzAA is a potent, subcutaneously administered, next-generation Factor VIIa variant. The development program began with a Phase 1 clinical trial evaluating the pharmacokinetics and pharmacodynamics of MarzAA administered IV in patients with severe Hemophilia A and B with and without inhibitors. In 2019, we successfully completed a Phase 2 open-label SQ prophylaxis trial that met all primary and secondary end points. The Phase 2 trial was designed to evaluate the efficacy of MarzAA in preventing bleeding episodes. We completed a Phase 1/2 PK/PD study in 2020, to evaluate the pharmacokinetics and pharmacodynamics of ascending single dose levels of MarzAA and twice and thrice dosing at 3-hourly intervals in individuals with Hemophilia A or B with or without inhibitors. The purpose of the trial was to determine if the timing and peak levels achieved were sufficient to treat spontaneous, episodic or breakthrough bleeding with SQ dosing and determine if increasing dose levels resulted in dose proportional pharmacokinetics. We commenced enrollment of a Phase 3 registrational trial of MarzAA for episodic treatment of spontaneous or traumatic bleeding episodes in adolescents and adults with congenital hemophilia A or hemophilia B with inhibitors in May 2021.

On November 12, 2021, we announced the discontinuation of the Phase 3 trial based on a number of factors, including challenges in enrollment resulting from the limited number of potential patients eligible to enroll in this trial, competition from competing approved therapies, delays in enrollment resulting from COVID-19, the capital requirements to complete the trial, and other factors. Patients enrolled in the study returned to their standard of care and completed all required safety assessments. In the patients enrolled to date, we have successfully treated bleeds with SQ MarzAA and have not observed any adverse events. We plan to report these data at an appropriate medical conference in the future. We had also begun enrollment of a Phase 1/2 trial of MarzAA for treatment of bleeding in individuals with Factor VII Deficiency, Glanzmann Thrombasthenia, and hemophilia A with inhibitors on emicizumab prophylaxis. We have discontinued this trial as well, in light of the difficulties in identifying and enrolling eligible patients, the capital requirements to complete the trial, and other factors. We believe that a SQ recombinant Factor VIIa therapy, like MarzAA, has the potential to be an important treatment option for patients with various bleeding disorders and are exploring opportunities to license or sell MarzAA to another party for further development.

DalcA is a next-generation SQ Factor IX product candidate for the prophylactic treatment of individuals with Hemophilia B. We completed a Phase 1/2 SQ dosing trial that evaluated the safety and efficacy of DalcA in patients with severe Hemophilia B in a collaboration with ISU Abxis. In 2020, we completed an open-label Phase 2b study to evaluate the ability of DalcA to maintain steady state protective Factor IX levels above 12% in six individuals with severe hemophilia B. Each subject received a single intravenous dose, followed by daily SQ doses of DalcA for 28 days during which FIX activity levels, clotting parameters, half-life, safety, tolerability and anti-drug antibody formation were monitored. We are actively seeking a partner for this program. We have received guidance from the FDA on the design of the registrational Phase 3 clinical trial, have the necessary data to support its initiation, and are exploring opportunities to license or sell DalcA to another party for further development.

Preclinical Factor IX Gene Therapy

Our Factor IX gene therapy construct CB 2679d-GT has demonstrated a 2-fold to 3-fold higher activity resulting in improved clotting time and blood loss in a preclinical Hemophilia B mouse model compared with the Padua variant of Factor IX. By its increased activity, CB 2679d-GT has the potential to reach higher Factor IX activity levels at lower vector doses which could improve tolerability of the vector as well as efficacy of the transgene, and ultimately lower manufacturing costs. We have licensed AAV technology from The Board of Trustees of The Leland Stanford Junior University (“Stanford”) and have evaluated optimized vector constructs in a non-human primate study under a sponsored research agreement with Stanford.

Our Strategy

We are leveraging a unique protease engineering platform that builds on nature’s way of regulating key processes to generate a portfolio of novel and differentiated biopharmaceutical drug candidates. Our portfolio of engineered protease therapies is designed for individuals with disorders of the complement system across a range of potential indications where new or better treatment options are in need. The scientific basis of our strategy is based on the use of proteases, nature’s key regulatory proteins that can be engineered to circumvent the limitations of small molecule and antibody-based therapies.

In late 2021 we announced a strategic change in corporate strategy, pivoting from hemophilia to a highly promising complement therapeutics and protease medicines platform. In February of 2022 we announced that we would explore strategic alternatives for the company. In March of 2022, we re-acquired the full rights to CB 2782-PEG, adding to our promising portfolio, including CB 4332 our enhanced CFI development candidate. Having the full rights to these two potentially best-in-class candidates in dry AMD provides another opportunity in our exploration of strategic alternatives. We also implemented additional expense reduction measures, including headcount reductions, while we continue this exploration.

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

CB2782-PEG. In 2019, we agreed to collaborate with Biogen to develop and commercialize CB 2782-PEG and our other anti-C3 proteases for the potential treatment of dry AMD and other disorders. In March 2022, Biogen terminated the license and collaboration agreement. As a result of the termination, Biogen will no longer have the rights to develop and commercialize CB 2782-PEG. We were responsible for certain preclinical and manufacturing activities, and Biogen was solely responsible for funding the preclinical and manufacturing activities and performing investigational new drug (“IND”) enabling activities, worldwide clinical development, and commercialization. We received a $15.0 million upfront payment from Biogen in January 2020 and were eligible to receive up to $340.0 million in milestone payments, along with tiered royalties for worldwide net sales of this product candidate up to low double-digits.

We also collaborated with Mosaic Biosciences (“Mosaic”) in the development of our complement product candidates including CB 2782-PEG and CB 4332. Under the collaboration agreement, as amended in December 2019, Mosaic will perform all future services for an FTE-based fee. Pursuant to a subsequent amendment in May 2020, Mosaic received a one-time cash payment of $0.8 million and is eligible to receive up to $4.0 million in potential future milestone payments for regulatory and clinical development milestones resulting from the development of CB 2782-PEG and CB 4332 payable in cash or common stock at the Company’s election. As a result, we now own one hundred percent of all future payment streams related to these product candidates.

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

Ocular Complement Competition

o

While there are no currently approved treatments for dry AMD, several companies are developing cyclic peptide, aptamer, antibody or gene therapy based anti-complement product candidates for the treatment of dry AMD that are currently in clinical studies:

o

Apellis has completed two Phase 3 studies (DERBY/OAKS) in 2021 to compare the efficacy and safety of intravitreal pegacetacoplan therapy, a PEGylated cyclic peptide, in patients aged 60 years and older with GA secondary to AMD.

o

Iveric Bio (formerly Ophthotech) is developing two therapies to treat GA secondary to dry AMD. Iveric Bio completed its Phase 2b clinical of Zimura® (avacincaptad pegol) with positive data in patients with dry AMD and has an ongoing Phase 3 trial (GATHER2).

o

Gemini Therapeutics is developing “GEM103” a recombinant human complement factor H (“FH”) for patients with genetically well-defined dry AMD and for other genetically defined subpopulations of patients with dry AMD.

o

Gyroscope Therapeutics is developing “GT005” a gene therapeutic approach to expressing additional CFI in the patient’s eye after subretinal delivery. GT005 is being developed for a genetically well-defined subpopulation of patients with dry AMD in a Phase 1/2b trial (FOCUS). In February 2022, Gyroscope announced that Novartis has completed its acquisition of Gyroscope.

o

NGM Biopharmaceuticals is expecting topline data from the Phase 2a study (CATALINA) to evaluate the safety and efficacy of intravitreal NGM621 in the fourth quarter of 2022. NGM621 is a C3-targeting monoclonal antibody being developed to treat geographic atropy secondary to AMD.

Systemic Complement Competition

o	Alexion Pharmaceuticals (a division of AstraZeneca) markets eculizumab and ravulizumab for use in aHUS.

o

Apellis is conducting clinical development for APL-2 (pegcetacoplan), a pegylated peptide based C3 inhibitor, in IgA Nephropathy (“IgAN”), LN, Membranous Nephropathy (“MN”), C3G, and Dense Deposit Disease.

o

ChemoCentryx markets avacopan (“TAVNEOS”), a twice daily oral small molecule inhibitor of the complement 5a receptor (“C5aR”) for use in combination with other standard of care such as glucocorticoids to treat adults with severe active anti-neutrophil cytoplasmic autoantibody (ANCA)-associated vasculitis. Avacopan is further being developed for in C3G and Hidradenitis Suppurativa (“HS”) in ongoing phase 2 studies.

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

o

Argenx is developing ARGX-117, a humanized antibody targeting complement compenent 2 (“C2”) intended to inhibit the function of C2 and downstream complement activation. ARGX-117 is currently in a Phase 1 study for Multifocal Motor Neuropathy (“MMN”).

Factor VIIa Competition

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

o

In addition to currently approved products, several other companies including Novo Nordisk, Pfizer, Genzyme, Hemab and others are developing SQ agents for the treatment of rare bleeding disorders using a variety of technologies.

Factor IX Competition

o	BeneFIX, a recombinant Factor IX indicated for treatment of individuals with Hemophilia B, was approved in 1997 and is marketed by Pfizer.
o

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

o

Novo Nordisk’s glycopegylated-Factor IX product Rebinyn® was approved by the FDA in 2017 but is not indicated for routine prophylaxis in the U.S. Rebinyn is approved for on-demand treatment and control of bleeding episodes as well as Perioperative management of bleeding.

Factor IX Gene Therapy Competition

o

While there are no currently approved Factor IX gene therapy treatments for Hemophilia B, several companies, are developing Factor IX gene therapy treatments in clinical studies with the Padua FIX variant including UniQure/CSL, Spark/Pfizer and Freeline.

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

We also rely on trade secrets relating to our proprietary technology platform and know-how, continuing technological innovation and in-licensing opportunities to develop, strengthen, and maintain our proprietary position in the field of human protease engineering. Our patent portfolio as of December 31, 2021 is more fully described below.

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

There may be third party patents or patent applications with claims to compositions of matter, materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our product candidates. Because patent applications can take many years to issue, there may be currently pending patent applications that may later result in issued patents that our product candidates may infringe.There is a patent family pending in the U.S. in which claims that may read on MarzAA have been filed. We, however, do not believe such claims are patentable. If they were to issue, we would take appropriate action to challenge their enforceability and/or validity. We are also aware of additional patents that have issued in the United States and Europe that have claims related to Factor VII. We do not believe that MarzAA does or will infringe any valid claims in such patents.

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

All our patents and applications were internally developed and assigned to us, except for two granted South Korean patents that are co-owned. Members of the family directed to screening methods (4 patents, including 2 of the issued U.S. patents) are jointly owned with the Torrey Pines Institute for Molecular Studies, which licensed its interest to us. As of December 31, 2021, our current patents and patent applications include:

•

73 issued patents, including 4 issued U.S. patents, and 10 patent applications, including 3 pending U.S. patent applications, covering modified Factor VII polypeptides, including our lead product candidate,

MarzAA, and methods of production and use of modified Factor VII polypeptides. The U.S. patents, with patent term adjustment, expire in 2029 and 2031. The pending applications, if granted, are expected to expire in 2029 and 2040. The foreign patents expire in 2029.

•

34 patents, including 4 issued U.S. patents, and 7 patent applications, including 2 U.S. patent applications, covering modified Factor IX polypeptides, such as our clinical candidate DalcA, nucleic acid molecules encoding modified Factor IX polypeptides, therapeutic uses, and a provisional application directed to formulations. The U.S. patents and patent applications, including patent term adjustment, expire, or are expected to expire, respectively, in 2030-2031 and 2038, and the foreign patents and patent applications, if granted, expire, or are expected to expire, respectively, in 2031. The provisional application directed to formulations, if when filed as a utility patent, and if issued, would expire in 2041, or later if there are patent term adjustments.

•

1 PCT patent application filed and 1 U.S. patent application in progress, covering adeno-associated viral vectors that have increased tropism for hepatocytes and encode modified factor IX polypeptides. The applications, if granted, are expected to expire in 2040.

•

65 patents, including 7 issued U.S. patents, and 59 patent applications, including 3 U.S. patent applications, covering novel proteases, nucleic acid molecules encoding novel proteases, or therapeutic uses. The U.S. patents and patent applications, including patent term adjustment, expire, or are expected to expire, respectively in 2025-2029 and 2038-2041, and the foreign patents and foreign patent applications, if granted, expire, or are expected to expire, respectively, in 2025-2027 and 2038-2039.

•

7 patent applications, including 1 non-provisional U.S. patent application, 3 provisional U.S. patent applications, and 3 foreign patent applications covering CB 4332 and next-generation engineered CFI molecules.  The U.S. patent applications and foreign patent applications , if pursued and granted, are expected to expire in 2041-2042. The foreign patent applications, if granted, are expected to expire in 2041.

•

2 provisional U.S. patent applications covering modified Factor B proteases, if pursued and granted, are expected to expire in 2042. 2 provisional U.S. patent applications covering other complement targeting proteases, if pursued and granted, are expected to expire in 2042.

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

Drug Substance manufacturing

We have a long-term development and manufacturing services agreement with AGC Biologics, Inc. (“AGC”). AGC has global manufacturing sites and we use their facilities in the U.S. and Europe for drug substance manufacturing of MarzAA, DalcA, and CB 2782-PEG. In November 2021, we provided notice of intent to terminate our agreements with AGC related to the manufacturing of MarzAA and incurred charges of $3.8 million to write-off prepaid manufacturing costs that will no longer be used for the development of MarzAA. Additionally we have development and manufacturing services agreements with Abzena (“Abzena”) at their San Diego facility for drug substance manufacturing of CB 4332.

Drug Product manufacturing

We have a long-term clinical supply services agreement with Catalent Indiana, LLC (“Catalent”). Catalent has facilities in the U.S. and Europe and conducts drug product development and manufacturing for MarzAA and DalcA. We also work with Symbiosis Pharmaceutical Services Limited on drug product manufacturing for MarzAA on a fee-for-services basis. Symbiosis has a facility in the United Kingdom. For drug product finish and fill services supporting the CB 4332 program, we are working with Integrity Bio (now part of Curia).

Commercialization

We have yet to establish a sales, marketing, or product distribution infrastructure for our product candidates, which are still in pre-clinical or clinical development. We may retain commercial rights for our product candidates in the United States. We have also granted ISU rights to commercialize DalcA in South Korea.

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

Fast Track Designation, Accelerated Approval, Priority Review, Orphan Drug Designation, and Breakthrough Therapy Programs

Fast Track

There are several FDA programs intended to help facilitate the development of new drugs and biologics that meet certain criteria. Specifically, new drugs and biological products are eligible for Fast Track designation if they are intended to treat a serious or life- threatening condition and demonstrate the potential to address unmet medical needs for the condition. Fast Track designation applies to the combination of the product and the specific indication for which it is being studied. The sponsor of a new drug or biological product may request the FDA to designate the drug or biological product as a Fast Track product at any time during the clinical development of the product. Under a Fast Track designation, the FDA may consider for review sections of the marketing application on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the application, the FDA agrees to accept sections of the application and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the application. FDA has granted Fast Track Designation for MarzAA for the treatment of episodic bleeding in subjects with Hemophilia A or B with inhibitors and for the treatment of subjects with Factor FVII deficiency (“FVIID”).

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

MarzAA has been granted orphan drug designation in the U.S. for routine prophylaxis to prevent bleeding episodes in individuals with Hemophilia A and B with inhibitors and for routine prophylaxis to prevent bleeding episodes in individuals with Hemophilia B with inhibitors in the E.U. DalcA has been granted orphan drug designation in the U.S. and the E.U. for routine prophylaxis to prevent bleeding episodes for Hemophilia B patients. MarzAA has also been granted orphan drug designation for the treatment of subjects with Factor FVII deficiency (“FVIID”).

Rare Pediatric Drug Designation

There are FDA programs intended to help facilitate the development of new drugs and biologics that meet certain criteria. Specifically, new drugs and biological products are eligible for rare pediatric disease designation if they treat a serious or life-threatening condition that affects less than 200,000 individuals in the U.S. per year and who are primarily less than 18 years of age. Under the FDA's rare pediatric disease designation program, the FDA may grant a priority review voucher to a sponsor who receives a product approval for a rare pediatric disease. In January 2022, CB 4332 was granted rare pediatric disease designation for Complement Factor I (“CFI”) deficiency (“CFID”).

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

As of December 31, 2021, we had 45 full-time employees. Of the full-time employees, as of such date, 25 employees were engaged in manufacturing and clinical development activities and 20 employees were engaged in finance, business development, facilities and general management. Of our employees as of December 31, 2021, 49%

were male and 51% were female.  We have no collective bargaining agreements with our employees, and we have not experienced any work stoppages. We consider our relations with our employees to be good.

In the quarter ended March 31, 2022, we had voluntary employee resignations and implemented a reduction-in-force of 19 full-time employees, which we expect to be completed by April 30, 2022. Following these reductions, we expect to have 8 full-time employees.

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

Item 1A.RISK FACTORS

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

•	We have incurred significant losses since our inception and are expected to continue to incur significant losses for the foreseeable future.
•	We may not be able to identify or execute on any strategic alternatives.
•

We will need additional capital to continue product development and may not be able to do so. If we are unable to raise sufficient capital, we will be forced to delay, reduce or eliminate product development programs.

•	Raising additional funds by issuing securities or through licensing arrangements may cause dilution to stockholders, restrict our operations or require us to relinquish proprietary rights.
•	We have no history of obtaining regulatory approval or commercialization of pharmaceutical products, which may make it difficult to evaluate the Company’s prospects.
•	The outbreak of the novel coronavirus disease, COVID-19, could adversely impact our business, including our preclinical studies.
•

CB 2782-PEG and CB 4332, are in the early stages of development and their commercial viability remains subject to current and future preclinical studies, clinical trials, regulatory approvals and the risks generally inherent in the development of a pharmaceutical product candidate. If we are unable to successfully advance or develop our complement product candidates, our business may be materially harmed.

•	CB 2782-PEG, CB 4332 and all of our other product candidates will require additional clinical testing before they can be sold.
•	If we experience delays or difficulties in the commencement of clinical trials or patient enrollment in clinical trials, our regulatory approvals could be delayed or prevented.
•

The operations of our third-party manufacturers may be requisitioned, diverted or allocated by U.S. or foreign government orders such as under emergency, disaster and civil defense declarations in connection with the COVID-19 pandemic or otherwise.

•

The coronavirus disease, COVID-19, and the conflict between Russia and Ukraine, may impact our third-party supply of the raw materials and components needed for our product candidates, which increases the risk that we will not have sufficient quantities of such product candidates or products or such quantities at an acceptable cost, which could delay, prevent or impair our development efforts.

•	Our complement product candidates may cause the generation of neutralizing antibodies, which could prevent their further development.
•

We may expend our limited resources to pursue a particular product candidate or indication and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.

•	We may not be successful in our efforts to build a pipeline of additional product candidates.

•

Results from preclinical or early stage clinical trials may not be confirmed in later trials, and if serious adverse or unacceptable side effects are identified during the development of our product candidates, we may need to abandon or limit our development of some of our product candidates.

•	Fast Track designation by the FDA may not actually lead to a faster development or regulatory review or approval process.
•

Breakthrough therapy designation by the FDA for any product candidate may not lead to a faster development or regulatory review or approval process, and it does not increase the likelihood that the product candidate will receive marketing approval.

•	We expect to seek to establish additional collaborations, and, if we are not able to establish them on commercially reasonable terms, we may have to alter our development and commercialization plans.
•

We contract with third parties for the manufacture of our product candidates for preclinical testing and expect to continue to do so for clinical testing and commercialization. This reliance on third parties increases the risk that we will not have sufficient quantities or quality of our product candidates or products or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.

•	We are subject to many manufacturing risks, any of which could substantially increase our costs and limit supply of our product candidates and any future products.
•

We and our contract manufacturers will be subject to significant regulation with respect to manufacturing our products. The manufacturing facilities on which we will rely may not continue to meet regulatory requirements and have limited capacity.

•

We rely on third parties to conduct certain aspects of our preclinical studies and any clinical trials, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such tasks or trials.

•	Our future success depends on our ability to retain key executives and to attract, retain and motivate qualified personnel.
•

Our employees, principal investigators, consultants and commercial partners may engage in misconduct or other improper activities, including non-compliance with regulatory standards and requirements and insider trading.

•	We will continue to incur significant costs as a result of operating as a public company, and our management is required to devote substantial time to compliance initiatives.
•

We or the third parties upon whom we depend may be adversely affected by earthquakes or other natural disasters and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.

•	If we are unable to obtain, protect or enforce intellectual property rights related to our product candidates, we may not be able to compete effectively in our markets.
•	Third-party claims of intellectual property infringement or challenging the inventorship or ownership of our patents may prevent or delay our development and commercialization efforts.
•	We may be involved in lawsuits to protect or enforce our patents.
•	Intellectual property litigation could cause us to spend substantial resources and distract our personnel from their normal responsibilities.
•	We may need to license certain intellectual property from third parties, and such licenses may not be available or may not be available on commercially reasonable terms.
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

•

We identified a material weakness in our internal control over financial reporting in our consolidated financial statements for the year ended December 31, 2021. If we are unable to remediate this material weakness, or if we identify additional material weaknesses in the future or otherwise fail to maintain effective internal control over financial reporting, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect our business and share price.

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

•

The insurance coverage and reimbursement status of newly approved products is uncertain. Failure to obtain or maintain adequate coverage and reimbursement for new or current products could limit our ability to market those products and decrease our ability to generate revenue.

•	If the market opportunities for our product candidates are smaller than expected, our revenues may be adversely affected and our business may suffer.
•	The market price of our common stock has historically been highly volatile.
•	Fluctuations in operating results could adversely affect the price of our common stock.
•	Sales of a significant number of shares of our common stock in the public markets, or the perception that such sales could occur, could depress the market price of our common stock.
•	Anti-takeover provisions in our charter documents and provisions of Delaware law may make an acquisition more difficult and could result in the entrenchment of management.

•	Our business could be negatively affected as a result of actions of activist stockholders, and such activism could impact the trading value of our securities.
•	We are a smaller reporting company, and we cannot be certain if the reduced disclosure requirements applicable to smaller reporting companies will make our common stock less attractive to investors.

Risks related to our financial condition and capital requirements

We have incurred significant losses since our inception and are expected to continue to incur significant losses for the foreseeable future.

We are a preclinical-stage biotechnology company, and we have not yet generated significant revenues. We have incurred net losses in each year since our inception in August 2002, including net losses of $87.9 million and $56.2 million for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, we had an accumulated deficit of $402.7 million.

We are still in the early stages of development of our product candidates, and have no products approved for commercial sale. To date, we have financed our operations primarily through issuances of shares of common stock, from private placements of convertible preferred stock, and from payments under collaboration agreements.

We have devoted most of our financial resources to research and development, including our preclinical and clinical development activities. We expect to continue to incur significant expenses and operating losses over the next several years as we continue the development of our complement product candidates. Our operating losses may fluctuate significantly from quarter to quarter and year to year. We are expected to continue to incur significant expenses and operating losses for at least the next several years as we:

•	continue preclinical development and begin clinical development of CB 2782-PEG, CB 4332 and our other complement product candidates;
•	continue having CB 4332 and our other complement product candidates manufactured for preclinical and clinical development;
•	further develop the manufacturing process for our product candidates;
•	attract, hire and retain skilled personnel;
•	seek regulatory and marketing approvals for any of our product candidates that successfully complete clinical studies;
•	acquire or in-license other product candidates and technologies;
•	maintain, protect and expand our intellectual property portfolio;
•	create additional infrastructure to support operations as a public company and our product development and planned future commercialization efforts; and
•	experience any delays or other issues with any of the above.

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

We may not be able to identify or execute any strategic alternatives.

In February 2022 we announced that we were exploring strategic alternatives. There can be no assurance that this strategic review process will result in us pursuing any transaction or that any transaction, if pursued, will be completed on attractive terms or at all.

We will need additional capital to continue product development and may not be able to do so. If we are unable to raise sufficient capital, we will be forced to delay, reduce or eliminate product development programs.

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is expensive. If we continue with preclinical and clinical development activities, we will continue to incur expenses related to the preclinical and clinical development of our complement product candidates. We believe that our available cash, cash equivalents and investments will be sufficient to fund our operations for at least the next 12 months. However, we expect to need to raise substantial additional capital to begin the clinical development of CB 2782-PEG, CB 4332 or any of our other complement product candidates, and depending on the availability of capital, may need to delay or cease development of some or all of our product candidates. Even if we raise additional capital, we may elect to focus our efforts on one or more development programs and delay or cease other development programs.

Until we can generate sufficient revenue from our product candidates, if ever, we expect to finance future cash needs through public or private equity offerings, debt financings, corporate collaborations and/or licensing arrangements. Additional funds may not be available when we need them on terms that are acceptable, or at all. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate some or all of our research or development programs.

Because successful development of our product candidates is uncertain, we are unable to estimate the actual funds required to complete research and development and commercialize our products under development. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

•

the costs and results of preclinical studies or clinical trials of CB 2782-PEG, CB 4332 or our other complement product candidates, and expenses related to potential clinical development of such candidates;

•	the number and characteristics of product candidates that we pursue;
•	the costs we incur related to our cessation of development of MarzAA and DalcA;
•	the costs we incur to purchase CB 2782-PEG inventory from Biogen;
•	the terms and timing of any future collaboration, licensing or other arrangements that we may establish;
•	our headcount and costs associated with hiring or retaining personnel;
•	the outcome, timing and cost of regulatory approvals;
•	the cost of obtaining, maintaining, defending and enforcing intellectual property rights, including patent rights;
•	the effect of competing technological and market developments;
•	the cost and timing of completing outsourced manufacturing activities;
•	market acceptance of any product candidates for which we may receive regulatory approval;
•	the cost of establishing sales, marketing and distribution capabilities for any product candidates for which we may receive regulatory approval;
•	the costs of continuing to operate our business, including costs associated with being a public company; and
•	the extent to which we acquire, license or invest in businesses, products or technologies.

We will require additional capital to achieve our business objectives. Additional funds may not be available on a timely basis, on favorable terms or at all, and such funds, if raised, may not be sufficient to enable us to continue to implement our long-term business strategy. Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates. Further, our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the recent disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic or the conflict between Russia and Ukraine. If we are unable to raise sufficient additional capital, we could be forced to curtail our planned operations and the pursuit of our strategy.

Raising additional funds by issuing securities or through licensing arrangements may cause dilution to stockholders, restrict our operations or require us to relinquish proprietary rights.

To the extent that we raise additional capital through the sale of equity or convertible debt securities, stockholders will be diluted, and the terms of these new securities may include liquidation or other preferences that adversely affect the rights of common stockholders. We currently have in place an Equity Distribution Agreement with Piper Sandler & Co. that permits us, subject to applicable SEC regulations, up to $50.0 million worth of shares of our common stock in “at the market” transactions at prevailing market prices.

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

We currently have an effective registration statement on Form S-3 that allows us to offer up to $150.0 million of securities in one or more offerings, subject to limitations under applicable SEC rules, including up to $50.0 million of common stock issuable under our Equity Distribution Agreement with Piper Sandler & Co. Any additional sales in the public market of our common stock or other securities under these shelf registration statements could adversely affect prevailing market prices for our common stock.

We have no history of obtaining regulatory approval or commercialization of pharmaceutical products, which may make it difficult to evaluate the Company’s prospects.

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

Risks related to our business operations and product candidates

The outbreak of the novel coronavirus disease, COVID-19, could adversely impact our business, including our preclinical studies.

The global coronavirus pandemic has resulted in widespread requirements for individuals to work from their homes, strained medical facilities worldwide and is causing disruptions to certain pharmaceutical manufacturing and product supply chains. We are experiencing operational and other challenges as a result of the COVID-19 global pandemic across our programs. The impact of COVID-19 on the enrollment of the MAA-304 and MAA-202 studies contributed to their being halted in November 2021, and may delay or halt our development in other programs. In particular, as a result of the COVID-19 pandemic, we may experience disruptions that could severely impact our business, preclinical studies, drug manufacturing and clinical trials including:

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
•

limitations on employee resources that would otherwise be focused on the conduct of our preclinical studies, including because of sickness of employees or their families or the desire of employees to avoid contact with large groups of people; and

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

CB 2782-PEG and CB 4332 are in the early stages of development and their commercial viability remains subject to current and future preclinical studies, clinical trials, regulatory approvals and the risks generally inherent in the development of a pharmaceutical product candidate. If we are unable to successfully advance or develop our complement product candidates, our business may be materially harmed.

We currently have no products approved for commercial sale, and all of our product candidates are currently in clinical and preclinical development. To date, we have not successfully commercially marketed, distributed or sold any product candidate. The success of our business depends primarily upon our ability to successfully advance the development of our product candidates through preclinical studies and clinical trials, have the product candidates approved for sale by the FDA or regulatory authorities in other countries, and ultimately have the product candidates successfully commercialized by us or a strategic partner. We cannot assure you that the results of our ongoing preclinical studies or future clinical trials will support or justify the continued development of CB 2782-PEG or CB 4332, or that we will receive approval from the FDA, or similar regulatory authorities in other countries, to advance the development of CB 2782-PEG or CB 4332.

Our ability to generate revenue from our product candidates, which may not occur for several years, if ever, will depend heavily on the successful development, regulatory approval, obtaining of manufacturing supply, capacity and expertise, and eventual commercialization of our product candidates. The success of CB 2782-PEG, CB 4332 or any other product candidates that we develop or otherwise may acquire will depend on several factors, including:

•	the timing and progress of preclinical and clinical development activities;
•	the number and scope of preclinical and clinical programs we decide to pursue;
•

filing acceptable investigational new drug applications, or INDs, with the U.S. Food and Drug Administration, or the FDA, or comparable foreign applications that allow commencement of our planned clinical trials or future clinical trials for our product candidates;

•	sufficiency of our financial and other resources to complete the necessary preclinical studies and clinical trials, manufacture the product candidates and complete associated regulatory activities;

•

our ability to establish and maintain agreements with third-party manufacturers for clinical supply for our clinical trials and commercial manufacturing and successfully develop, obtain regulatory approval for, and then successfully commercialize our product candidates;

•	successful enrollment and timely completion of clinical trials, including our ability to generate positive data from any such clinical trials;
•	the costs associated with the development of any additional development programs and product candidates we identify in-house or acquire through collaborations;
•	receipt of timely marketing approvals from applicable regulatory authorities;
•	developing and expanding sales, marketing and distribution capabilities and launching commercial sales of products, if approved, whether alone or in collaboration with others;
•	acceptance of the benefits and use of our products, including method of administration, if approved, by patients, the medical community and third-party payors, for their approved indications;
•	the prevalence and severity of adverse events experienced with CB 2782-PEG, CB 4332 or any other product candidates;
•	the availability, perceived advantages, cost, safety and efficacy of alternative therapies for any product candidate that we develop;
•	the terms and timing of any collaboration, license or other arrangement, including the terms and timing of any milestone payments thereunder;
•

our ability to obtain and maintain patent, trademark and trade secret protection and regulatory exclusivity for our product candidates, if and when approved, and otherwise protecting our rights in our intellectual property portfolio;

•

our ability to maintain compliance with regulatory requirements, including Good Clinical Practices, or GCPs, current Good Laboratory Practices, or cGLPs, and cGMPs, and to comply effectively with other rules, regulations and procedures applicable to the development and sale of pharmaceutical products;

•	potential significant and changing government regulation, regulatory guidance and requirements and evolving treatment guidelines;
•	obtaining and maintaining third-party coverage and adequate reimbursement and patients’ willingness to pay out-of-pocket in the absence of such coverage and adequate reimbursement;
•	our ability to maintain a continued acceptable safety, tolerability and efficacy profile of the products following approval; and
•	the impact of any business interruptions to our operations or those of third parties with which we work, particularly in light of the current COVID-19 pandemic.

 If we are not successful with respect to one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize the product candidates we develop, which would materially harm our business. Failure to successfully advance the development of our complement product candidates, including CB 2782-PEG and CB 4332, may have a material adverse effect on us.

CB 2782-PEG, CB 4332 and all of our other product candidates will require additional clinical testing before they can be sold.

Our product candidates must satisfy rigorous regulatory standards of safety and efficacy before we can advance or complete their clinical development or they can be approved for sale. To satisfy these standards, we must engage in expensive and lengthy preclinical studies and clinical trials, develop acceptable manufacturing processes, and obtain regulatory approval of our complement product candidates. Despite these efforts, our complement product candidates may not:

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

Even if we demonstrate favorable results in preclinical studies and early-stage clinical trials, we cannot assure you that the results of late-stage clinical trials will be favorable enough to support the continued development of our product candidates. A number of companies in the pharmaceutical and biopharmaceutical industries have experienced significant delays, setbacks and failures in all stages of development, including late-stage clinical trials, even after achieving promising results in preclinical testing or early-stage clinical trials. Accordingly, results from completed preclinical studies of our complement product candidates may not be predictive of the results we may obtain in human clinical trials. Furthermore, even if the data collected from preclinical studies and clinical trials involving our complement product candidates demonstrate a favorable safety and efficacy profile, such results may not be sufficient to support the submission of a biologics license application to obtain regulatory approval from the FDA in the United States or other similar regulatory agencies in other jurisdictions, which is required to market and sell the products.

Our product candidates will require significant additional research and development efforts, the commitment of substantial financial resources, and regulatory approvals prior to advancing into clinical development or being commercialized by us or collaborators. We cannot assure you that CB 4332 or CB 2782-PEG will successfully progress into clinical development or through the drug development process or will result in commercially viable products. We do not expect any of our other complement product candidates to be commercialized by us or collaborators for at least several years.

If we experience delays or difficulties in the commencement of clinical trials or patient enrollment in clinical trials, our regulatory approvals could be delayed or prevented.

We or our collaborators may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate, enroll and maintain enrollment of a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside the United States. In particular, there is a relatively small number of individuals with CFI deficiency or dry AMD for whom CB 2782-PEG or CB 4332 can be used in clinical trials. The availability of other approved products and other products in clinical trials have and may limit the number of patients willing to participate in our clinical trials.

Patient enrollment is affected by other factors including:

•	the severity of the disease under investigation;
•	the eligibility criteria for the study in question;
•	the perceived risks and benefits of the product candidate under study;
•	the efforts to facilitate timely enrollment in clinical trials;
•	clinical trials of other product candidates in the same indication;
•	laboratory testing and turnaround time for samples needed for eligibility assessments;
•	the patient referral practices of physicians;
•	the ability to monitor patients adequately during and after treatment; and
•	the proximity and availability of clinical trial sites for prospective patients.

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

The third-party manufacturers of our complement product candidates have advised us that they could be required under orders of the U.S. government to allocate manufacturing capacity to the manufacture or distribution of COVID-19 vaccines. If any of our third-party manufacturers become subject to acts or orders of U.S. or foreign government entities to allocate manufacturing capacity to the manufacture or distribution of COVID-19 vaccines or medical supplies needed to treat COVID-19 patients, this could delay or interrupt, perhaps substantially, our supply of clinical trial material for MarzAA which could materially and adversely affect our business. Refer to the risk factor entitled “The outbreak of the novel coronavirus disease, COVID-19, could adversely impact our business, including our preclinical studies and clinical trials.”

The coronavirus disease, COVID-19, and the conflict between Russia and Ukraine, may impact our third-party supply of the raw materials and components needed for our product candidates, which increases the risk that we will not have sufficient quantities of such product candidates or products or such quantities at an acceptable cost, which could delay, prevent or impair our development efforts.

If supplies of the raw materials for our product candidates are significantly delayed, or if the third parties that we engage to supply any materials or to manufacture any products for our preclinical tests and clinical trials should cease to continue to do so for any reason, including due to the effects of the COVID-19 pandemic or the conflict between Russia and Ukraine, we likely would experience delays in advancing these tests and trials while we identify and qualify replacement suppliers or manufacturers and we may be unable to obtain replacement supplies on terms that are favorable to us. In addition, if we are not able to obtain adequate supplies of our product candidates or the substances used to manufacture them, it will be more difficult for us to develop our product candidates and compete effectively.

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

CB 2782-PEG, CB 4332 and our other complement product candidates are protein molecules which may cause the generation of antibodies in individuals who receive them. If clinical trials demonstrate a treatment-related neutralizing immunological response in individuals that causes safety concerns or would limit the efficacy of either product candidate, development of the product candidate could be halted.

We may expend our limited resources to pursue a particular product candidate or indication and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.

Because we have limited financial and management resources, we must focus on development programs and product candidates that we identify for specific indications. As such, we are currently primarily focused on the development of CB 2782-PEG, CB 4332 and our other complement product candidates. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications for these product candidates that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future development programs and product candidates for specific indications may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

We may not be successful in our efforts to build a pipeline of additional product candidates.

We may not be able to continue to identify and develop new product candidates in addition to our current pipeline. Even if we are successful in continuing to build our pipeline, the potential product candidates that we identify may not be suitable for clinical development. For example, product candidates may be shown to have harmful side effects or other characteristics that indicate that they are unlikely to be successfully developed, much less receive marketing approval and achieve market acceptance. If we do not successfully develop and commercialize product candidates based upon our approach, we will not be able to obtain product revenue in future periods, which likely would result in significant harm to our financial position and adversely affect our stock price. Clinical drug development involves a lengthy and expensive process with an uncertain outcome.

Results from preclinical or early stage clinical trials may not be confirmed in later trials, and if serious adverse or unacceptable side effects are identified during the development of our product candidates, we may need to abandon or limit our development of some of our product candidates.

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

In addition, the outcome of preclinical studies and early clinical trials may not be predictive of the success of late-stage clinical trials. Trials of our product candidates in larger numbers of patients may not have similar efficacy results and could result in adverse effects that were not observed in the earlier trials with smaller numbers of patients.

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

The FDA grants Fast Track designation to therapies that are considered capable of addressing unmet medical needs and possess the potential to treat serious or life-threatening disease conditions in order to facilitate its development and expedite the review procedure. The FDA has broad discretion in granting Fast Track designation, so even if we believe that a particular product candidate is eligible for such designation, the FDA could decide not to grant it. Even though Marzeptacog alfa (activated)—or MarzAA—has received Fast Track designation in certain indications, we may not experience a faster development process, review or approval, or receive FDA approval at all, in any of those indications compared to conventional FDA procedures. A Fast Track designation does not change the standards for approval. The FDA may also withdraw Fast Track designation if it believes that the designation is no longer supported by data from our clinical development program.

Breakthrough therapy designation by the FDA for any product candidate may not lead to a faster development or regulatory review or approval process, and it does not increase the likelihood that the product candidate will receive marketing approval.

We may, in the future, apply for breakthrough therapy designation, or the equivalent thereof in foreign jurisdictions (where available), for our product candidates. A breakthrough therapy is defined as a product candidate that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the product candidate may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For product candidates that have been designated as breakthrough therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Product candidates designated as breakthrough therapies by the FDA are also eligible for priority review if supported by clinical data at the time of the submission of the BLA.

Designation as a breakthrough therapy is within the discretion of the FDA. Accordingly, even if we believe that one of our product candidates meets the criteria for designation as a breakthrough therapy, the FDA may disagree and instead determine not to make such designation. In any event, the receipt of a breakthrough therapy designation for a product candidate may not result in a faster development process, review or approval compared to product candidates considered for approval under conventional FDA procedures and it would not assure ultimate approval by the FDA. In addition, even if one or more of our product candidates qualify as breakthrough therapies, the FDA may later decide that the product candidate no longer meets the conditions for qualification or it may decide that the time period for FDA review or approval will not be shortened.

Risks related to our reliance on third parties

We expect to seek to establish additional collaborations, and, if we are not able to establish them on commercially reasonable terms, we may have to alter our development and commercialization plans.

Our drug development programs and the potential commercialization of our product candidates will require substantial additional cash to fund expenses. We have previously relied on collaborators, such as Biogen, Pfizer and ISU, to contribute to the development of our product candidates. We may seek one or more additional collaborators for the development and commercialization of one or more of our product candidates. For example, we are seeking a new collaborator to develop MarzAA or DalcA, and we are also seeking collaborators for our complement programs.

We face significant competition in seeking appropriate collaborators. Whether we can reach a definitive agreement with a collaborator will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. Those factors may include the design or results of preclinical trials, the likelihood of approval by the FDA or comparable foreign regulatory authorities and the regulatory pathway for any such approval, the potential market for the product candidate, the costs and complexities of manufacturing and delivering the product to patients and the potential of competing products. The collaborator may also consider alternative product candidates or technologies for similar indications that may be available for collaboration and whether such a collaboration could be more attractive than the one with us. There can also be no assurance that we will enter into any collaboration agreements, or that any such agreements will be on favorable terms.

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

We contract with third parties for the manufacture of our product candidates for preclinical testing and expect to continue to do so for clinical testing and commercialization. This reliance on third parties increases the risk that we will not have sufficient quantities or quality of our product candidates or products or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.

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

Although we do not currently rely on third parties with operations in Russia or Ukraine, some of our vendors may do so, and disruptions in supply of materials or components to our vendors as a result of the conflict between Russia and Ukraine could adversely affect us.  We may incur delays in product development resulting from the need to identify or qualify manufacturers for our product candidates. Our current and anticipated future dependence upon others for the manufacture of our product candidates may adversely affect our future profit margins and our ability to commercialize any products that receive marketing approval on a timely and competitive basis.

We are subject to many manufacturing risks, any of which could substantially increase our costs and limit supply of our product candidates and any future products.

To date, our product candidates have been manufactured by third-party manufacturers solely for preclinical studies and relatively small clinical trials. The process of manufacturing our complement associated therapeutic product candidates is complex, highly regulated and subject to several risks, including:

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

Specifically, we have entered into various development, manufacturing and clinical supply services agreements with third-party manufacturers for drug substance and drug product manufacturing of our product candidates CB 2782-PEG, CB 4332, MarzAA, and DalcA. If our third-party manufacturers are not able to provide us with sufficient quantities or quality of our of product candidates on a timely basis, or at all, whether due to production shortages or other supply delays or interruptions resulting from the ongoing COVID-19 pandemic or otherwise, our preclinical trials, clinical trials or regulatory approvals, as applicable, may be delayed. Significant portions of our research and development resources are focused on manufacturing. If any of our third-party manufacturers experiences difficulties in scaling production or experiences product loss due to contamination, equipment failure, improper installation or operation of equipment, vendor or operator error or improper storage conditions, the potential trials of the affected product candidate would be delayed, perhaps substantially, which could materially and adversely affect our business.

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

We rely on third parties to conduct certain aspects of our preclinical studies and any clinical trials, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such tasks or trials.

We rely on third parties such as contract research organizations (“CROs”), medical institutions and clinical investigators to conduct certain aspects of preclinical development, including assay development and testing, and to enroll qualified patients and conduct, supervise and monitor clinical trials. Our reliance on these third parties for preclinical and clinical development activities reduces our control over these activities. Our reliance on these third parties, however, will not relieve us of our regulatory responsibilities, including ensuring that our clinical studies are conducted in accordance with good clinical practices, and the investigational plan and protocols contained in the relevant regulatory application, such as an investigational new drug application, or IND. In addition, the CROs with whom we contract may not complete activities on schedule or may not conduct our preclinical studies or clinical studies in accordance with regulatory requirements or our clinical study design. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, our efforts to complete development and obtain regulatory approvals for, and to commercialize, our product candidates may be delayed or prevented.

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

We rely upon a combination of patents, trade secret protection and confidentiality agreements to protect the intellectual property related to our product candidates. The strength of patents in the biotechnology and pharmaceutical field involves complex legal and scientific questions and can be uncertain. Third parties may challenge the validity, enforceability or scope of our patents, which may result in those patents being narrowed or invalidated. The patent applications that we own may fail to result in issued patents with claims that cover our product candidates in the United States or in other foreign countries. The current conflict between Russia and Ukraine may make it difficult or impossible to continue to prosecute patent applications or maintain patents in those countries or other affected territories. Furthermore, even if they are unchallenged, our patents and patent applications may not adequately protect our intellectual property, provide exclusivity for our product candidates or prevent others from designing around our claims. Certain of our patents also cover processes, for which enforcement can be difficult. Any of these outcomes could impair our ability to prevent competition from third parties that may have an adverse impact on our business.

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

Third parties may assert that the manufacture, use or sale of our product candidates infringes patents held by such third parties, or that we are employing their proprietary technology without authorization. There may be third-party patents or patent applications with claims to compositions of matter, materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our product candidates. Because patent applications can take many years to issue, there may be currently pending patent applications that may later result in issued patents that our product candidates may infringe. There is a patent family pending in the U.S. in which claims that may read on MarzAA have been filed. We, however, do not believe such claims are patentable. If they were to issue, we would take appropriate action to challenge their enforceability and/or validity. We are also aware of additional patents that have issued in the United States and Europe that have claims related to Factor VII. We do not believe that MarzAA does or will infringe any valid claims in such patents.

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

Risks related to regulatory approval of our product candidates and other compliance matters

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

We identified a material weakness in our internal control over financial reporting in our consolidated financial statements for the year ended December 31, 2021. If we are unable to remediate this material weakness, or if we identify additional material weaknesses in the future or otherwise fail to maintain effective internal control over financial reporting, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect our business and share price.

In connection with the preparation and audit of our consolidated financial statements for the year ended December 31, 2021, a material weakness was identified in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our consolidated financial statements will not be prevented or detected on a timely basis. Our material weakness related to the following control deficiency: we did not design and maintain effective controls related to the review of certain contracts, including the proper application of U.S. GAAP. Specifically, we did not design and maintain controls to properly review the retention bonuses granted to our employees in November 2021 after our reduction in workforce to assess the appropriate accounting treatment under U.S. GAAP.

To address our material weakness, we are evaluating our accounting policy over monitoring and reviewing contracts so that contracts with a significant impact are reviewed and U.S. GAAP is properly applied. We are also formalizing our internal control documentation and strengthening supervisory reviews by our management. While these actions and planned actions are subject to ongoing management evaluation and will require validation and testing of the design and operating effectiveness of internal controls over a sustained period, we are committed to continuous improvement and will continue to diligently review our internal control over financial reporting.

While we believe these efforts will remediate the material weakness, we may not be able to complete our evaluation, testing or any required remediation in a timely fashion, or at all. We cannot assure you that the measures we have taken to date and may take in the future, will be sufficient to remediate the control deficiency that led to our material weakness in internal control over financial reporting or that we will prevent or avoid potential future material weaknesses. The effectiveness of our internal control over financial reporting is subject to various inherent limitations, including cost limitations, judgments used in decision making, assumptions about the likelihood of future events, the possibility of human error and the risk of fraud. If we are unable to remediate the material weakness or identify additional material weaknesses in the future, our ability to record, process and report financial information accurately, and to prepare financial statements within the time periods specified by the forms of the SEC, could be adversely affected which, in turn, may adversely affect our reputation and business and the market price of our common stock. In addition, any such failures could result in litigation or regulatory actions by the SEC or other regulatory authorities, loss of investor confidence, delisting of our securities and harm to our reputation and financial condition, or diversion of financial and management resources from the operation of our business.

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

Our development candidates are not expected to be commercially available for several years, if at all. Further, the commercial success of either product candidate will depend upon its acceptance by physicians, individuals, third-party payors and other key decision-makers as a therapeutic and cost-effective alternative to products available at the time, which may include competing products currently under development by others. See “We face substantial competition that may result in others discovering, developing or commercializing products before or more successfully than we do.” If we are unable to successfully develop, obtain regulatory approval in a timely manner (including due to reasons that are beyond our control, such as changes in regulations or a shutdown of the federal government, including the FDA) and commercialize our development candidates, our ability to generate revenue from product sales will be significantly delayed and our business will be materially and adversely affected, and we may not be able to earn sufficient revenues to continue as a going concern.

Even if the FDA or other regulatory agency approves our product candidates, the approval may impose significant restrictions on the indicated uses, conditions for use, labeling, advertising, promotion, marketing and/or production of such product and may impose ongoing commitments or requirements for post-approval studies, including additional research and development and clinical trials. The FDA and other agencies also may impose various civil or criminal sanctions for failure to comply with regulatory requirements, including withdrawal of product approval. Regulatory approval from authorities in foreign countries will be needed to market our product candidates in those countries. Approval by one regulatory authority does not ensure approval by regulatory authorities in other jurisdictions. If we fail to obtain approvals from foreign jurisdictions, the geographic market for our product candidates would be limited.

If we are unable to establish sales, marketing and distribution capabilities, we may not be successful in commercializing our product candidates if they are approved.

We have not yet established a sales, marketing or product distribution infrastructure for our product candidates, which are still in preclinical or early clinical development. We have not yet developed a commercial strategy for our product candidates. To achieve commercial success for any product for which we obtain marketing approval, we will need to establish a sales and marketing organization within the United States and develop a strategy for sales outside of the United States.

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

Although there are no currently approved treatments for dry AMD, several companies are developing cyclic peptide, aptamer, antibody or gene therapy based anti-complement product candidates in clinical studies. Apellis is conducting two Phase 3 studies to compare the efficacy and safety of intravitreal APL-2 therapy with sham injections in patients aged 60 years and older with GA secondary to AMD; Iveric Bio (formerly Ophthotech) is developing two therapies to treat GA secondary to dry AMD, iveric Bio completed its Phase 2b clinical of Zimura® (avacincaptad pegol) with positive data in patients with dry AMD; Gemini Therapeutics is developing “GEM103” a recombinant human complement factor H (“FH”) for patients with genetically well-defined dry AMD and “GEM104,” a recombinant human complement factor I as well as additional molecules in preclinical development for other genetically defined subpopulations of patients with dry AMD, Gyroscope Therapeutics is developing “GT005” a gene therapeutic approach to expressing additional CFI in the patient’s eye after subretinal delivery, and NGM Biopharmaceuticals is expecting topline data from the Phase 2a study (CATALINA) to evaluate the safety and efficacy of intravitreal NGM621 in the fourth quarter of 2022. NGM621 is a C3-targeting monoclonal antibody being developed to treat geographic atropy secondary to AMD. In addition, there are currently no approved agents specifically targeting systemic factor I deficiency patients irrespective of the resultant disease phenotype being aHUS, C3G, IC-MPGN, invasive infections or any other or any approved therapies for C3G and IC-MPGN. However, there are less specific treatment options on the market or in clinical development which may be applicable to some disease manifestations of systemic CFI deficiency, for instance aHUS and C3G. These treatment options include: eculizumab and ravulizumab marketed by Alexion Pharmaceuticals (a division of AstraZeneca) for use in aHUS irrespective of the patients’ CFI status; APL-2 (pegcetacoplan), a pegylated peptide based C3 inhibitor, in IgA Nephropathy (“IgAN”), LN, Membranous Nephropathy (“MN”), C3G, and Dense Deposit Disease which is in clinical development by Apellis; TAVENOS (avacopan), a twice daily oral small molecule inhibitor of the complement 5a receptor (“C5aR”) in C3G currently marketed by ChemoCentryx for use in combination with other standard of care such as glucocorticoids to treat adults with severe active anti-neutrophil cytoplasmic autoantibody (ANCA)-associated vasculitis, and being is further being developed for in C3G and Hidradenitis Suppurativa (“HS”) in ongoing phase 2 studies; iptacopan (“LNP023”), a small peptide complement factor B inhibitor which is currently in development by Novartis for PNH, C3G and several other rare renal diseases including IgAN, aHUS, and membranous nephropathy; Omeros has initiated clinical activities in igAN, LN, MN, & C3G and a phase 3 clinical program in aHUS with OMS721 (“narsoplimab”), a human monoclonal antibody targeting mannan-binding lectin-associated serine protease-2 (“MASP-2”), the effector enzyme of the lectin pathway of the complement system; and Argenx is developing ARGX-117, a humanized antibody targeting complement compenent 2 (“C2”) intended to inhibit the function of C2 and downstream complement activation. ARGX-117 is currently in a Phase 1 study for Multifocal Motor Neuropathy (“MMN”).

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

Our current trading volumes are modest, and sales of a substantial number of shares of our common stock in the public market, or the perception that these sales could occur, could cause the market price to decline. We have effective registration statements on Form S-3 that enables us to sell up to $150.0 million of securities in one or more offerings, subject to limitations under applicable SEC rules, including up to $50.0 million of common stock issuable under our Equity Distribution Agreement with Piper Sandler & Co. Any additional sales in the public market of our common stock or other securities under these shelf registration statements could adversely affect prevailing market prices for our common stock. In addition, we have outstanding options to purchase 2,603,630 shares of common stock at a weighted average exercise price of $7.70 as of December 31, 2021. If such options are exercised and the shares are sold into the open market, such sales also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. Conversion or exercise of these securities into shares of our common stock will cause dilution to the other holders of our common stock, and all such stock may be sold in the public market after conversion or exercise, subject to restrictions under the securities laws, which may lead to a decline in the market price of our common stock.

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

One of our stockholders, on behalf of himself and certain other stockholders, has requested that we add three individuals to our board of directors to replace existing directors and take steps to declassify our board of directors.  Although we have engaged in negotions with this stockholder to reach an agreement regarding his requests, we may not be able to do so, and this stockholder may engage in proxy solicitations and submit proposals for consideration at our upcoming annual meeting. Such an activist campaign could conflict with our strategic direction or seek changes in the composition of our board of directors and could have an adverse effect on our operating results and financial condition. A proxy contest would require us to incur significant legal and advisory fees, proxy solicitation expenses and administrative and associated costs, and require significant time and attention by our board of directors and management, diverting their attention from the pursuit of our business strategy. Any perceived uncertainties as to our future direction and control, our ability to execute on our strategy, or changes to the composition of our board of directors or senior management team arising from a proxy contest could lead to the perception of a change in the direction of our business or instability which may result in the loss of potential business opportunities, make it more difficult to pursue our strategy, or limit our ability to attract and retain qualified personnel, any of which could adversely affect our business and operating results. If individuals are ultimately elected to our board of directors with a specific agenda, it may adversely affect our ability to effectively implement our business strategy and create additional value for our stockholders. We may choose to initiate, or may become subject to, litigation as a result of the proxy contest or matters arising from the proxy contest, which would serve as a further distraction to our board of directors and management and would require us to incur significant additional costs. In addition, actions such as those described above could cause significant fluctuations in our stock price based upon temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals and prospects of our business.

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

Our corporate headquarters are in South San Francisco, California, where we lease approximately 16,208 rentable square feet of office space. We also lease lab space in South San Francisco, California, for our research and development work, where we lease approximately 2,630 square feet of space. The leases will expire on April 30, 2023.

As a result of the restructuring announced on November 12, 2021, we decided to downsize our office space and are actively looking for a tenant to sublease a portion of the rented space.

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

Market Information for Common Stock

Catalyst Biosciences, Inc. is listed on the Nasdaq Capital Market under the symbol “CBIO.”

Holders of Common Stock

As of March 25, 2022, there were approximately 80 holders of record of our common stock. In addition, a substantially greater number of stockholders may be “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by this Item regarding equity compensation plans is incorporated by reference to the information set forth in Item 12 of this Annual Report on Form 10-K.

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

On October 15, 2021, we entered into an Equity Distribution Agreement (the “Equity Distribution Agreement”) with Piper Sandler & Co. (“Piper Sandler”) under which we may offer and sell, from time to time in our sole discretion, shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), with aggregate gross sales proceeds of up to $50.0 million through an “at the market” equity offering program under which Piper Sandler will act as sales agent.

Under the Equity Distribution Agreement, we will set the parameters for the sale of shares, including the number of shares to be issued, the time period during which sales are requested to be made, limitations on the number of shares that may be sold in any one trading day and any minimum price below which sales may not be made. Subject to the terms and conditions of the Equity Distribution Agreement, Piper Sandler may sell the shares by methods deemed to be an “at the market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, including sales made through The Nasdaq Capital Market or any other trading market for the Common Stock.

The Equity Distribution Agreement provides that Piper Sandler will be entitled to compensation for its services equal to 3.0% of the gross proceeds of any shares of Common Stock sold through Piper Sandler under the Equity

Distribution Agreement and the Company will reimburse Piper Sandler for certain expenses incurred in connection with its services under the Equity Distribution Agreement, including up to $50,000 for legal expenses in connection with the establishment of the at-the-market offering. We have no obligation to sell any shares under the Equity Distribution Agreement, and may at any time suspend solicitation and offers under the Equity Distribution Agreement. The offering of shares pursuant to the Equity Distribution Agreement will terminate upon the earlier of (i) the sale of all shares subject to the Equity Distribution Agreement or (ii) termination of the Equity Distribution Agreement in accordance with its terms.

The shares will be issued pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-253874), which was declared effective by the SEC on May 3, 2021. The Company filed a prospectus supplement, dated October 15, 2021 with the SEC in connection with the offer and sale of the shares pursuant to the Equity Distribution Agreement.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

None.

Item 6.	[RESERVED].

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Overview

We are a research and clinical development biopharmaceutical company focused on developing protease therapeutics to address unmet medical needs in disorders of the complement system or where complement components are associated with progression of the disease state. Proteases are an important class of enzymes, which are key natural regulators of many biological processes, including the complement system. We use our protease engineering platform to create improved or novel molecules for the treatment of diseases that result from dysregulation of the complement system. Our complement pipeline consists of a preclinical complement component 3 (“C3”) degrader program for geographic atrophy (“GA”) in dry age-related macular degeneration (“dAMD”), an improved Complement Factor I (“CFI”) protease, CB 4332, for subcutaneous (“SQ”) or intravitreal (“IVT”) therapy to restore complement homeostasis in disease of overactive complement of CFI deficiencies, and proteases from our ProTUNE™ C3b/C4b degrader and ImmunoTUNE™ C3a/C5a degrader platforms designed to target specific disorders of the complement or inflammatory pathways. Historically, we also used our protein engineering platform to develop potential therapies for coagulation disorders, including marzeptacog alfa (activated) (“MarzAA”), a SQ administered next-generation engineered coagulation Factor VIIa (“FVIIa”) for the treatment of episodic bleeding and prophylaxis in subjects with rare bleeding disorders, and dalcinonacog alfa (“DalcA”), a next-generation SQ FIX, both of which has shown sustained efficacy and safety in mid-stage clinical trials.

The product candidates generated by our protease engineering platform are designed to have improved functional properties such as longer half-life, improved specificity and targeting, higher potency, and increased bioavailability. These characteristics potentially allow for improved safety and efficacy for SQ administration of recombinant complement regulators, or less frequently dosed intravitreal products than current therapeutics in development.

Our current complement portfolio consists of the development candidates CB 4332 and CB 2782-PEG. CB 4332 is a wholly owned, first-in-class improved albumin-fused CFI molecule intended for prophylactic SQ or IVT administration in individuals with an imbalance in complement homeostasis or a CFI deficiency. CB 2782-PEG is a potential best-in-class C3 degrader product candidate in preclinical development for the treatment of dry AMD that we had licensed to Biogen. In March 2022, we re-acquired the full rights to CB 2782-PEG adding to our promising portfolio, which includes CB 4332 our enhanced CFI development candidate. We have several engineered protease programs in discovery or early non-clinical development. These programs all target diseases caused by deficient regulation of the complement system and inflammation.

In July 2021 we commenced patient enrollment in the screening (“CFI-001”) and natural history of disease (“CFI-002”) studies to assess CFI blood levels in patients who have diseases related to CFI deficiency and identify those who might benefit from CB 4332 treatment (“ConFIrm” and “ConFIdence” studies, respectively). As of February 2022, we have completed enrollment of these studies.

The following table summarizes our current development programs.

We continue to experience operational and other challenges as a result of the COVID-19 global pandemic, which could delay or impact our development programs. See Note 7, Commitments and Contingencies, Other Recent Developments and Item 1A - Risk Factors for further discussion of the current and expected impact on our business and development programs.

Recent Development Program Updates

Complement

Our protease programs are designed to take advantage of nature’s natural complement regulators that restore complement homeostasis and potentially treat a variety of complement-mediated disorders. We have several protease programs currently in preclinical discovery or early non-clinical development. These programs target diseases caused by aberrant regulation of the complement system including both ocular programs, specifically for dry AMD, and systemic complement disorders, all of which are wholly owned by Catalyst.

The complement system is an enzyme-based innate immune defense system with the primary role of protecting the body from pathogens. The system is naturally regulated by proteases which is the basis for our approach to addressing complement-driven diseases. Deficient or excessive activation of the complement system may lead to severe disorders, including microthrombotic, autoimmune and/or immune-complex diseases, severe infectious diseases, and degenerative ophthalmic or neurologic diseases affecting a variety of tissues and organ systems. The absence of regulation can cause the complement system to become self-destructive or not provide the necessary protection when needed. The protease therapeutic candidates generated by our platforms are designed to correct or restore the missing balance in the complement system that drives several diseases.

Proteases are uniquely poised to regulate key biological functions such as the complement system, either by promoting or limiting the cascade of events that leads to eventual clearing of foreign and damaged proteins, inflammation, and formation of the membrane attack complex, which is deposited on the surface of cells and drives their destruction. Compared with antibodies and small molecule inhibitors that generally require a sustained excess of therapeutic compound over that of the target, Catalyst’s protease therapeutic candidates are based on natural regulatory proteins that are capable of rapidly engaging and modulating large quantities of target molecules, as each protease molecule can degrade many target molecules over their effective lifetime. This means that our proteases are ideal for regulating high abundancy targets such as complement proteins in a way antibodies and small molecule inhibitors cannot.

CB 2782-PEG is an engineered pegylated C3 degrader previously licensed to Biogen that we designed with a best-in-class anti-C3 profile for geographic atrophy (“GA”) in dry AMD. Dry AMD is an ocular disease that leads to vision loss and blindness for which there is currently no approved therapy. CB 2782-PEG degrades C3 in the eye reducing the steady state level of C3 activity. It is expected that maintaining low C3 levels in the eye can significantly slow disease progression and vision loss in patients with dry AMD. We have demonstrated in preclinical non-human primate models that we have the potential to reduce C3 levels in humans based on modeling studies for up to 3 months with a single intravitreal injection. In September 2021, Apellis released the results of the DERBY and OAKS phase 3 trials for GA secondary to dry AMD, showing that once-monthly pegcetacoplan, a pegylated C3 targeted inhibitor, was safe and efficacious, meeting its primary endpoint in one trial and narrowly missing the primary endpoint in a second trial for reducing GA lesion growth over a 12-month period. Further subpopulation analyses demonstrated a greater effect of reducing GA lesion growth in those subjects with extrafoveal lesions at baseline. CB 2782-PEG provides a differentiated mechanism of action by degrading both C3 and one of its byproducts, C3a potentially offering not only less frequent dosing but a more efficacious mechanism than pegcetacoplan or other complement inhibitors in development for GA. In March 2022, Biogen terminated the license agreement and returned full rights to CB 2782-PEG.

CB 4332 is an engineered albumin-fused version of the CFI protease with an extended half-life that can be dosed subcutaneously or intravitreally in individuals who would benefit from enhanced regulation of complement. CFI is the central regulator of the complement system and CB 4332 has the potential to address several mechanistically related diseases driven by complement imbalance such as: Lupus Nephritis (“LN”), Systemic Lupus Erythematosus (“SLE”), warm Autoimmune Hemolytic Anemia (“wAIHA”), atypical Hemolytic Uremic Syndrome (“aHUS”), C3 Glomerulonephritis (“C3G”), and Immune Complex Membranoproliferative Glomerulonephritis (“IC-MPGN”), dry AMD and complete CFI deficiency (“CFID”), a rare immunodeficiency primarily affecting children. These are severe, chronic, life-threatening diseases that result in a significantly decreased quality of life for the afflicted individual.

CB 4332 can be dosed subcutaneously for systemic diseases and has the potential for infrequent IVT injections for ophthalmic indications. As a key complement regulator, CFI has the potential to be used in several complement dysregulated diseases (e.g., those associated with hyperactive complement) in which additional upstream regulation may prove more effective than inhibiting specific downstream targets such as C3 or C5, where many of current molecules in development are targeted.

Individuals with complete or significant absence of endogenous CFI may present with a variety of disease manifestations, such as recurrent invasive infections with encapsulated bacteria, but these patients are also at risk of developing autoimmune and/or immune-complex diseases such as chronic inflammation of the blood vessels of the brain, spinal cord, heart, or kidneys. No CFI replacement therapy, including for prophylactic use, has been approved, and patients often receive supportive care with lifelong antibiotic treatment, which may cause a range of additional problems. We have received pre-IND guidance from the FDA as well as Rare Pediatric Disease Designation of CB 4332 for treatment of CFI deficiency in January 2022.

Low circulating serum CFI levels have been shown to be associated with rare CFI genetic variants and all forms of AMD ranging from early to late-stage manifestations. Studies have estimated the prevalence rates of CFI deficiency in GA to be approximately 20%, suggesting that CFI is a prognostic biomarker for progression of GA. Approximately 1 million individuals globally are predicted to have low serum CFI levels and may potentially benefit from targeted CFI therapy. Gyroscope released interim results from its FOCUS phase 1/2a trial for patients with GA and having rare CFI variants, showing that gene therapy with GT005, an AAV-delivered CFI rebalanced the overactivation of complement observed in the vitreous with sustained expression of CFI. The FOCUS data also showed that AAV-delivered CFI reduced complement biomarkers in the broader GA population who do not have a rare CFI genetic variant.

We have additional early-stage complement discovery programs that target different proteins of the complement system including proteases from our ProTUNE™ C3b/C4b degrader and ImmunoTUNE™ C3a/C5a degrader platforms. These proteases are designed to target specific disorders of the complement or inflammatory pathways. The ProTUNE™ platform generates optimized, next-generation engineered CFI molecules that are selectively enhanced for potency and target engagement. We expect to nominate a development candidate and target indication from this platform in 2022.

Coagulation Programs

MarzAA

MarzAA is a potent, subcutaneously administered, next-generation Factor VIIa variant. We commenced enrollment of a Phase 3 registrational trial of MarzAA for episodic treatment of spontaneous or traumatic bleeding episodes in adolescents and adults with congenital hemophilia A or hemophilia B with inhibitors in May 2021. We have discontinued this trial based on a number of factors, including challenges in enrollment resulting from the limited number of potential patients eligible to enroll in this trial, competition from competing approved therapies, delays in enrollment resulting from COVID-19, the capital requirements to complete the trial, and other factors. Patients enrolled in the study returned to their standard of care and completed all required safety assessments. In the patients enrolled to date, we have successfully treated bleeds with SQ MarzAA and have not observed any adverse events. We plan to report these data at an appropriate medical conference in the future. We had also begun enrollment of a Phase 1/2 trial of MarzAA for treatment of bleeding in individuals with Factor VII Deficiency, Glanzmann Thrombasthenia, and hemophilia A with inhibitors on emicizumab prophylaxis. We have discontinued this trial as well, in light of the difficulties in identifying and enrolling eligible patients, the capital requirements to complete the trial and other factors. We believe that a SQ recombinant Factor VIIa therapy, like MarzAA, has the potential to be an important treatment option for patients with various bleeding disorders and are exploring opportunities to license or sell MarzAA to another party for further development.

DalcA

DalcA is a next-generation SQ Factor IX product candidate for the prophylactic treatment of individuals with hemophilia B. An open-label, Phase 2b study was completed in 2020, demonstrating that FIX plasma activity levels were raised from severe to mild hemophilia B levels and maintained throughout the course of the study. We have received guidance from the FDA on the design of the registrational Phase 3 clinical trial, have the necessary data to support its initiation, and are exploring opportunities to license or sell DalcA to another party for further development.

Recent Manufacturing Updates

CB 4332

CB 4332 is an engineered albumin-fused version of the CFI protease with an extended half-life that is designed to be a subcutaneously or intravitreally dosed therapy for individuals who would benefit form enhanced regulation of complement.

Other Recent Developments

COVID-19 Business Impact

The global coronavirus pandemic has resulted in widespread requirements for individuals to work from their homes, strained medical facilities worldwide, and disruptions to certain pharmaceutical manufacturing and product supply chains. While our offices in California have reopened for all employees, we may experience future disruptions in applicable guidelines for workplace safety, necessitating a return to a remote working environment. We are also still experiencing operational and other challenges as a result of the COVID-19 global pandemic, which delayed our enrollment in MAA-304 and MAA-202, contributing to the decision to discontinue these trials, and which may delay or halt our other development programs.

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

We have no drug products approved for commercial sale and have not generated any revenue from drug product sales. From inception to December 31, 2021, we have raised net proceeds of approximately $509.3 million, primarily from private placements of convertible preferred stock since converted to common stock, proceeds from our merger with Targacept, issuances of shares of common stock and warrants, including $83.5 million in total cash receipts from our license and collaboration agreements.

We have never been profitable and have incurred significant operating losses in each year since inception. Our net losses were $87.9 million and $56.2 million for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, we had an accumulated deficit of $402.7 million. As of December 31, 2021, our cash, cash equivalents and short-term investments balance were $46.9 million. Substantially all our operating losses were incurred in our research and development programs and in our general and administrative operations.

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

Leadership Changes

On July 14, 2021, we promoted Grant Blouse, Ph.D., to chief scientific officer and Tom Knudsen, DVM, Ph.D., to senior vice president, corporate development. Howard Levy, M.B.B.Ch, Ph.D., M.M.M., chief medical officer, announced his plan to retire and transition to a senior clinical advisor role to Catalyst.

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

Financial Operations Overview

License and Collaboration Revenue

License and collaboration revenue consist of revenue earned for performance obligations satisfied pursuant to our license and collaboration agreement with Biogen which was entered into in December 2019. In consideration for the grant of an exclusive license and related know-how, we received an up-front license payment of $15.0 million in January 2020, which was recorded in license revenue during the year ended December 31, 2020. We recognized collaboration revenue for reimbursable third-party vendor, out-of-pocket and personnel costs pertaining to the Biogen Agreement of $7.3 million and $5.8 million during the years ended December 31, 2021 and 2020, respectively. In March 2022, we received notice that Biogen is terminating the license and collaboration agreement. Under the terms of the Biogen Agreement, termination will be effective in May 2022.

We have not generated any revenue from the sale of any drug products and we do not expect to generate any revenue from the sale of drug products until we obtain regulatory approval of and commercialize our product candidates.

Cost of License and Collaboration

Cost of license and collaboration revenue consists of fees for research and development services payable to third-party vendors, and personnel costs, corresponding to the recognition of license and collaboration revenue from Biogen. Cost of license and collaboration revenue does not include any allocated overhead costs. In connection with the license revenue recognized from Biogen as discussed above in 2020, we paid Mosaic a $3.0 million sublicense fee and recorded such payment as cost of license. We recognized third-party vendor, out-of-pocket and personnel costs, most of which were reimbursable, pertaining to the Biogen Agreement of $7.4 million and $6.1 million during the years ended December 31, 2021 and 2020, respectively, and recorded such costs as cost of collaboration revenue.

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

Year Ended December 31,
2021
Hemophilia	$25,791
Complement	24,698
Personnel and other	17,198
Stock-based compensation	1,202
Total research and development expenses	$68,889

The largest component of our total operating expenses has historically been our investment in research and development activities, including the clinical and manufacturing development of our product candidates. We are focusing substantially all our resources and development efforts on our complement programs. Costs listed for our hemophilia and complement programs above consist of clinical trial, manufacturing and research costs. Our internal resources, employees and infrastructure, identified above as personnel and other, are generally not directly tied to individual product candidates or development programs. As such, we do not maintain information regarding these costs incurred for these research and development programs on a project-specific basis.

We expect our aggregate research and development expenses will fluctuate during the next year as we continue to explore strategic opportunities for the clinical and manufacturing development of our programs. The global coronavirus pandemic may also delay and increase costs of our current development plans.

On May 20, 2016, we signed a development and manufacturing services agreement with AGC, formerly known as CMC ICOS Biologics, Inc., pursuant to which AGC will conduct manufacturing development of agreed upon product candidates. We will own all intellectual property developed in such manufacturing development activities that are specifically related to our product candidates and will have a royalty-free and perpetual license to use AGC’s intellectual property to the extent reasonably necessary to make these product candidates, including commercial manufacturing. As of December 31, 2021, six GMP batches have been manufactured at AGC in addition to an engineering batch.

The initial term of the agreement is ten years or, if later, until all stages under outstanding statements of work have been completed. Either party may terminate the agreement in its entirety upon written notice of a material uncured breach or upon the other party’s bankruptcy, and we may terminate the agreement upon prior notice for any reason. In addition, each party may terminate the agreement in the event that the manufacturing development activities cannot be completed for technical or scientific reasons. We had firm work orders with AGC to manufacture MarzAA and DalcA to support clinical trials totaling $15.8 million. The payment obligations were fully paid off as of December 31, 2021. We also have firm work orders with AGC to perform certain manufacturing services related to our collaboration agreement with Biogen totaling $0.7 million and the payment obligations remaining as of December 31, 2021 were $0.3 million.

In July 2021, we entered into two separate agreements, one for additional clinical trial services for MarzAA, and another for our screening and natural history of disease clinical studies related to CFI deficiency, with total payments of up to $3.2 million and $6.5 million, respectively. In November 2021, we provided notice of intent to terminate our MarzAA manufacturing agreements and incurred charges of $3.8 million to write-off prepaid manufacturing costs that will no longer be used for the clinical development of MarzAA. We can terminate the CFI agreement at our discretion and upon termination will be responsible to pay for those services incurred prior to termination plus reasonable wind-down expenses.

On September 16, 2021, we signed a Manufacturing and Research and Development Studies Agreement to support the lyophilized drug product, CB 4332. The agreement will cover analytical method qualification to support GMP manufacturing. We have firm work orders related to this agreement totaling $0.2 million and the payment obligations were fully paid off as of December 31, 2021.

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

General and Administrative Expenses

General and administrative expenses consist of personnel costs, allocated expenses and other expenses for outside professional services, including legal, human resources, audit and accounting services. Personnel costs consist of salaries, bonus, benefits and stock-based compensation. We incur expenses associated with operating as a public company, including expenses related to compliance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and Nasdaq Stock Market LLC (“Nasdaq”), insurance expenses, audit expenses, investor relations activities, Sarbanes-Oxley compliance expenses and other administrative expenses and professional services. We expect such expenses to fluctuate as we continue to explore strategic opportunities for our programs.

Results of Operations

The following tables set forth our results of operations data for the periods presented (in thousands, except percentages):

	Year Ended December 31,
	2021	2020	Change ($)	Change (%)
Revenue:
License	$—	$15,100	$(15,100)	*
Collaboration	7,338	5,848	1,490	25%
License and collaboration revenue	7,338	20,948	(13,610)	(65)%
Operating expenses:
Cost of license	—	3,102	(3,102)	*
Cost of collaboration	7,380	6,061	1,319	22%
Research and development	68,889	52,975	15,914	30%
General and administrative	18,963	16,180	2,783	17%
Total operating expenses	95,232	78,318	16,914	22%
Loss from operations	(87,894)	(57,370)	(30,524)	53%
Interest and other income (expense), net	(39)	1,129	(1,168)	*
Net loss	$(87,933)	$(56,241)	$(31,692)	56%

*Not meaningful

License and Collaboration Revenue

License and collaboration revenues were $7.3 million and $20.9 million for the years ended December 31, 2021 and 2020, respectively. In the year ended December 31, 2021, revenue consisted primarily of reimbursable collaboration expenses from our Biogen Agreement. In the year ended December 31, 2020, revenue consisted primarily of a license payment of $15.0 million and reimbursable collaboration expenses of $5.8 million from our Biogen Agreement.

Cost of License and Collaboration

Cost of license and collaboration revenues were $7.4 million and $9.2 million during the years ended December 31, 2021 and 2020, respectively. Cost of collaboration for the year ended December 31, 2021 was primarily related to reimbursable third-party vendor and personnel costs we incurred pertaining to the Biogen Agreement. Cost of license for the year ended December 31, 2020 was primarily the $3.0 million sublicense fee we paid to Mosaic in connection with the recognition of the license revenue from Biogen. Cost of collaboration revenue for the year ended December 31, 2020 was primarily reimbursable third-party vendor, out-of-pocket and personnel related costs we incurred pertaining to the Biogen Agreement.

Research and Development Expenses

Research and development expenses were $68.9 million and $53.0 million during the years ended December 31, 2021 and 2020, respectively, an increase of approximately $15.9 million, or 30%. The increase was due primarily to an increase of $9.3 million in clinical manufacturing costs of which $3.8 million related to the write-off of prepaid manufacturing costs as part of our restructuring, an increase of $3.9 million in preclinical research, an increase of $2.1 million in personnel-related costs which includes approximately $0.3 million related to one-time severance costs associated with our restructuring, and an increase of $0.6 million in facilities costs.

General and Administrative Expenses

General and administrative expenses were $19.0 million and $16.2 million during the years ended December 31, 2021 and 2020, respectively, an increase of approximately $2.8 million, or 17%. The increase was due primarily to an increase of $1.4 million in personnel-related costs and an increase of $1.4 million in professional services.

Interest and Other Income (Expense), Net

The $1.2 million decrease in interest and other income (expense), net for the year ended December 31, 2021 compared to the year ended December 31, 2020 was primarily due to a decrease in interest income and due to the payment received in the first quarter of 2020 under an agreement associated with neuronal nicotinic receptor asset sold in 2016.

Recent Accounting Pronouncements

Refer to Note 3, Summary of Significant Accounting Policies, to our consolidated financial statements included within Item 8 of this Annual Report on Form 10-K for a description of recent accounting pronouncements adopted and not yet adopted for the year ended December 31, 2021.

Liquidity and Capital Resources

As of December 31, 2021, we had $46.9 million of cash, cash equivalents and short-term investments. During the year ended December 31, 2021, we had a $87.9 million net loss and $83.8 million cash used in operating activities. We have an accumulated deficit of $402.7 million as of December 31, 2021. Our primary uses of cash are to fund operating expenses, including research and development expenditures and general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

We believe that our existing capital resources, including cash, cash equivalents and investments will be sufficient to meet our projected operating requirements for at least the next 12 months from the date of this filing. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. We plan to continue to fund losses from operations and capital funding needs through future equity and/or debt financings, as well as potential additional asset sales, licensing transactions, collaborations or strategic partnerships with other companies. At the year ended December 31, 2021, we had effective registration statements on Form S-3 that enable us to sell up to $150.0 million in securities subject to limitations under SEC rules. The sale of additional equity or convertible debt could result in additional dilution to our stockholders. The incurrence of indebtedness would result in debt service obligations and could result in operating and financing covenants that would restrict our operations. Licensing transactions, collaborations or strategic partnerships may result in us relinquishing valuable rights. We can provide no assurance that financing will be available in the amounts we need or on terms acceptable to us, if at all. If we are not able to secure adequate additional funding we may be forced to delay, make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, and/or suspend or curtail planned programs. Any of these actions could materially harm our business.

In October 2021, we entered into the ATM Agreement with Piper Sandler, which provides that, upon the terms and subject to the conditions and limitations set forth in the ATM Agreement, we may elect to issue and sell, from time to time, shares of our common stock having an aggregate offering price of up to $50.0 million through Piper Sandler acting as our sales agent. Under the ATM Agreement, Piper Sandler may sell the shares of common stock by methods deemed to be an “at the market” offering as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made directly on the Nasdaq Capital Market or any other trading market for the common stock. Piper Sandler will use commercially reasonable efforts to sell the shares of common stock subject to the ATM Agreement from time to time, based upon our instructions (including any price, time or size limits or other customary parameters or conditions that we may impose). We will pay Piper Sandler a commission of 3.0% of the gross proceeds of any shares sold through Piper Sandler under the ATM Agreement; however, we are not obligated to make any sales of common stock. For the year ended December 31, 2021, no shares of common stock were sold under the ATM Agreement.

The following table summarizes our cash flows for the periods presented (in thousands):

	Year Ended December 31,
	2021	2020
Cash used in operating activities	$(83,755)	$(55,048)
Cash provided by investing activities	48,189	9,663
Cash provided by financing activities	49,553	60,376
Net increase in cash and cash equivalents	$13,987	$14,991

Cash Flows from Operating Activities

Cash used in operating activities for the year ended December 31, 2021 was $83.8 million. The most significant component of our cash used was a net loss of $87.9 million. This included non-cash expense related to stock-based compensation of $3.4 million and depreciation and amortization of $0.3 million. In addition, cash inflow of $0.5 million was attributable to the change in our net operating assets and liabilities primarily as a result of a $3.9 million decrease in prepaid and other assets, a $1.5 million decrease in accounts receivable, and a $0.5 million increase in accounts payable, offset by a $3.7 million decrease in accrued compensation and other accrued liabilities and a $1.8 million decrease in deferred revenue related to the Biogen Agreement.

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

Cash Flows from Investing Activities

Cash provided by investing activities for the year ended December 31, 2021 was $48.2 million, due to $49.0 million in proceeds from maturities of investments, offset by $0.8 million in purchases of property and equipment.

Cash provided by investing activities for the year ended December 31, 2020 was $9.7 million, due to $107.6 million in proceeds from maturities of investments, offset by $97.6 million in purchases of short-term and long-term investments and $0.3 million in purchases of property and equipment.

Cash flows from Financing Activities

Cash provided by financing activities for the year ended December 31, 2021 was $49.6 million, due to $49.3 million in net proceeds from the issuance of common stock related to our public offering in the first quarter of 2021 and $0.3 million in proceeds from ESPP purchases of common stock and stock option exercises.

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

Critical Accounting Polices and Estimates

The preparation of the consolidated financial statements and related disclosures in conformity with U.S. generally accepted accounting principles (“GAAP”) and the Company’s discussion and analysis of its financial condition and operating results require the Company’s management to make judgments, assumptions and estimates that affect the amounts reported in its consolidated financial statements and accompanying notes. Our significant accounting policies and methods used in preparation of the Company’s consolidated financial statements are described in Note 3, “Summary of Significant Accounting Policies,” of the Notes to the Consolidated Financial Statements of this Annual Report on Form 10-K. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates, and such differences may be material.

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

Determining the fair value of stock-based awards at the grant date requires judgment. We use the Black-Scholes option-pricing model to determine the fair value of stock options. The determination of the grant date fair value of options using an option-pricing model is affected by our assumptions regarding a number of variables including the fair value of our common stock, our expected common stock price volatility over the expected life of the options, expected term of the stock option, risk-free interest rates and expected dividends. We record stock-based compensation as a compensation expense, net of the forfeited awards. We elected to account for forfeitures when they occur. As such, we recognize stock-based compensation expense only for those stock-based awards that are expected to vest, over their requisite service period, based on the vesting provisions of the individual grants. See Note 10, Stock Based Compensation, to our consolidated financial statements included in this Annual Report on Form 10-K for more information.

Item 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CATALYST BIOSCIENCES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Catalyst Biosciences, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Catalyst Biosciences, Inc. (the “Company”) as of December 31, 2021 and 2020 and the related statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the financial statements and (ii) involved especially challenging, subjective, or complex judgments.  The communication of critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Research and Development Expenses

As described in Note 3 to the financial statements, the Company is required to estimate their expenses resulting from their research and development activities conducted by external service providers, which include the performance of preclinical studies and clinical trials and contract manufacturing activities. The Company recorded accrued expenses related to research and development activities of $3.6 million, which are included in other accrued liabilities on the December 31, 2021 balance sheet and also recorded prepaid research and development expenses of $0.9 million, which are included in prepaid and other current assets on the December 31, 2021 balance sheet. The amounts recorded for research and development accruals and for prepaid research and development expenses, within the aforementioned balance sheet captions represent the Company’s estimate of the unpaid and prepaid research and development expenses based on the progress of the research and development activities for clinical trials compared to the amounts paid for clinical trials through December 31, 2021.

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

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements.  We obtained an understanding and evaluated the design of the controls over the Company’s process of estimation and assumptions used in the estimation of the research and development expenses.  We performed procedures to test the research and development accruals and prepaid balances that included, among others, reading agreements with external service providers and evaluating the significant assumptions described above and methods used in developing the research and development estimates and calculating the amounts that were unpaid and prepaid at the balance sheet date. We made direct inquiries of financial and clinical personnel on the status of the research and development activities, progress towards completion, and status of any change orders. We compared the current estimate of expenses incurred to estimates previously made by management. We also assessed the historical accuracy of management’s estimates and examined invoices issued and payments made to services providers after the balance sheet date.

/s/ EisnerAmper LLP

We have served as the Company’s auditor since 2014.

EISNERAMPER LLP

Philadelphia, Pennsylvania

March 31, 2022

Catalyst Biosciences, Inc.

Consolidated Balance Sheets

(In thousands, except shares and per share amounts)

	December 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$44,347	$30,360
Short-term investments	2,504	48,994
Accounts receivable	1,818	3,313
Prepaid and other current assets	2,807	6,843
Total current assets	51,476	89,510
Long-term investments	—	2,543
Other assets, noncurrent	472	528
Right-of-use assets	2,744	1,832
Property and equipment, net	970	433
Total assets	$55,662	$94,846
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,419	$5,931
Accrued compensation	1,467	2,476
Deferred revenue	230	1,983
Other accrued liabilities	4,072	6,743
Operating lease liability	1,977	663
Total current liabilities	14,165	17,796
Operating lease liability, noncurrent	408	981
Total liabilities	14,573	18,777
Commitments and Contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized; 31,409,707 and 22,097,820 shares issued and outstanding at December 31, 2021 and 2020, respectively	31	22
Additional paid-in capital	443,752	390,803
Accumulated other comprehensive income	—	5
Accumulated deficit	(402,694)	(314,761)
Total stockholders’ equity	41,089	76,069
Total liabilities and stockholders’ equity	$55,662	$94,846

The accompanying notes are an integral part of these consolidated financial statements.

Catalyst Biosciences, Inc.

Consolidated Statements of Operations

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2021	2020
Revenue:
License	$—	$15,100
Collaboration	7,338	5,848
License and collaboration revenue	7,338	20,948

Operating expenses:
Cost of license	—	3,102
Cost of collaboration	7,380	6,061
Research and development	68,889	52,975
General and administrative	18,963	16,180
Total operating expenses	95,232	78,318
Loss from operations	(87,894)	(57,370)
Interest and other income (expense), net	(39)	1,129
Net loss	$(87,933)	$(56,241)
Net loss per share attributable to common stockholders, basic and diluted	$(2.87)	$(2.93)
Shares used to compute net loss per share attributable to common stockholders, basic and diluted	30,640,977	19,179,299

The accompanying notes are an integral part of these consolidated financial statements.

Catalyst Biosciences, Inc.

Consolidated Statements of Comprehensive Loss

(In thousands)

	Year Ended December 31,
	2021	2020
Net loss	$(87,933)	$(56,241)
Other comprehensive loss:
Unrealized loss on available-for-sale debt securities	(5)	(29)
Total comprehensive loss	$(87,938)	$(56,270)

The accompanying notes are an integral part of these consolidated financial statements.

Catalyst Biosciences, Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2019	—	$—	12,040,835	$12	$326,810	$34	$(258,520)	$68,336
Stock-based compensation expense	—	—	51,056	—	3,627	—	—	3,627
Issuance of common stock from ESPP purchases and stock option exercises	—	—	82,853	—	435	—	—	435
Issuance of common stock for public offering, net of issuance costs of $4,559	—	—	9,923,076	10	59,931	—	—	59,941
Unrealized loss on available-for-sale debt securities	—	—	—	—	—	(29)	—	(29)
Net loss	—	—	—	—	—	—	(56,241)	(56,241)
Balance at December 31, 2020	—	—	22,097,820	22	390,803	5	(314,761)	76,069
Stock-based compensation expense	—	—	56,912	—	3,405	—	—	3,405
Issuance of common stock from ESPP purchases and stock option exercises	—	—	69,975	—	303	—	—	303
Issuance of common stock for public offering, net of issuance costs of $3,563	—	—	9,185,000	9	49,241	—	—	49,250
Unrealized loss on available-for-sale debt securities	—	—	—	—	—	(5)	—	(5)
Net loss	—	—	—	—	—	—	(87,933)	(87,933)
Balance at December 31, 2021	—	$—	31,409,707	$31	$443,752	$—	$(402,694)	$41,089

The accompanying notes are an integral part of these consolidated financial statements.

Catalyst Biosciences, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2021	2020
Operating Activities
Net loss	$(87,933)	$(56,241)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	3,405	3,627
Depreciation and amortization	290	138
Changes in operating assets and liabilities:
Accounts receivable	1,495	11,687
Prepaid and other assets	3,880	(3,043)
Accounts payable	500	1,652
Accrued compensation and other accrued liabilities	(3,680)	82
Operating lease liability and right-of-use asset	41	67
Deferred revenue	(1,753)	(13,017)
Net cash flows used in operating activities	(83,755)	(55,048)
Investing Activities
Proceeds from maturities of short-term investments	49,028	107,565
Purchase of short-term and long-term investments	—	(97,635)
Purchases of property and equipment	(839)	(267)
Net cash flows provided by investing activities	48,189	9,663
Financing Activities
Issuance of common stock for public offering, net of issuance costs	49,250	59,941
Issuance of common stock from ESPP purchase and stock option exercises	303	435
Net cash flows provided by financing activities	49,553	60,376
Net increase in cash and cash equivalents	13,987	14,991
Cash and cash equivalents at beginning of the period	30,360	15,369
Cash and cash equivalents at end of the period	$44,347	$30,360

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Right-of-use assets obtained in exchange for operating lease liabilities	$1,850	$476
Remeasurement of right-of-use asset due to operating lease modification	$624	$—

The accompanying notes are an integral part of these consolidated financial statements

Catalyst Biosciences, Inc.

Notes to the Consolidated Financial Statements

1.	Nature of Operations

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

The Company had a net loss of $87.9 million for the year ended December 31, 2021 and an accumulated deficit of $402.7 million as of December 31, 2021. The Company expects to continue to incur losses for the next several years. As of December 31, 2021, the Company had $46.9 million of cash, cash equivalents and short-term investments. Its primary uses of cash are to fund operating expenses, including research and development expenditures and general and administrative expenditures. Based on the current status of its research and development plans, the Company believes that its existing cash, cash equivalents and investments as of December 31, 2021 will be sufficient to fund its cash requirements for at least the next 12 months from the date of the filing of this report. If, at any time, the Company’s prospects for financing its research and development programs decline, the Company may decide to reduce research and development expenses by delaying, discontinuing or reducing its funding of one or more of its research or development programs. Alternatively, the Company might raise funds through strategic collaborations, public or private financings or other arrangements. Such funding, if needed, may not be available on favorable terms, or at all. The Company will continue to evaluate the impact of the novel coronavirus disease (“COVID-19”) pandemic on our business, operations, and cash requirements. For recent financing, see Note 14, Stockholders’ Equity.
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

Accounting Pronouncements Recently Adopted

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The amendments in ASU 2019-12 are intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. The Company adopted ASU 2019-12 as of January 1, 2021, on a prospective transition basis. The adoption of ASU 2019-12 did not have a material impact on the Company’s consolidated financial statements.

New Accounting Pronouncements – Issued But Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments. The main objective of ASU 2016-13 is to provide financial statement users with more decision-useful information about an entity's expected credit losses on financial instruments and other commitments to extend credit at each reporting date. To achieve this objective, the amendments in this update replace the incurred loss impairment methodology currently used today with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to develop credit loss estimates. ASU 2016-13 will be effective for the Company for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, using a modified retrospective approach. Early adoption is permitted. The Company plans to adopt ASU 2016-13 and related updates as of January 1, 2023. The Company will assess the impact of adoption of this standard on its consolidated financial statements.

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. The amendments in ASU 2021-04 provide guidance to clarify and reduce diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange. The amendments in this ASU 2021-04 are effective for all entities for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years, with early adoption permitted, including interim periods within those fiscal years. The Company plans to adopt ASU 2021-04 and related updates on January 1, 2022, and does not expect the adoption to have a material impact on its consolidated financial statements.

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

Investments

The Company invests its excess cash in investment grade, short to intermediate-term, fixed income securities and recognizes purchased securities on the settlement date. All investments have been classified as “available-for-sale” and are carried at estimated fair value based upon quoted market prices or pricing models for similar securities. Management determines the appropriate classification of its investments at the time of purchase and reevaluates such designation as of each consolidated balance sheet date. Unrealized gains and losses on available-for-sale debt securities are excluded from earnings and are reported as a component of comprehensive loss. Realized gains and losses and declines in fair value determined to be other-than-temporary, if any, on available-for-sale debt securities are included in interest and other income (expense), net. The cost of securities sold is based on the specific-identification method. Interest on short-term investments is included in interest and other income (expense), net.

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

For research and development services, the Company elected the practical expedient to recognize revenue as the research and development services are invoiced.  As the Company has a right to consideration from the collaboration agreement with Biogen International GmbH (“Biogen”), in an amount that corresponds directly with the value of the Company’s performance completed to date for the research services, the Company recognized revenue related to the research services as invoiced, in line with the practical expedient in ASC 606-10-55-18.

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

Cost of License and Collaboration

Cost of license revenue includes sublicense fees paid or payable to Mosaic Biosciences, Inc. (“Mosaic”), incurred in the period, under the terms of the Mosaic collaboration agreement, and fees for patent development and protection paid or payable to other third-party vendors corresponding to the recognition of license revenue from the Company’s collaboration agreement with Biogen. See Notes 8 and 12, Related Parties and Collaborations, respectively. Cost of license revenue does not include any allocated overhead costs.

Cost of collaboration revenue includes fees for research and development services paid or payable to Mosaic and other third-party vendors and personnel cost, incurred in the period pertaining to the Company’s agreement with Biogen. See Notes 8 and 12, Related Parties and Collaborations, respectively. Cost of collaboration revenue does not include any allocated overhead costs.

Research and Development Expenses

Research and development costs are expensed as incurred. Nonrefundable advance payments for goods or services used in research and development are initially deferred and capitalized in prepaid and other current assets. The capitalized amounts are then expensed as the related goods are delivered or services are performed, or until it is no longer expected that the goods or services will be delivered. Research and development costs consist of payroll and other personnel-related expenses, laboratory supplies and reagents, contract research and development services, materials, and consulting costs, as well as allocations of facilities and other overhead costs. Under the Company’s collaboration agreement with Biogen, certain specific expenditures are reimbursed by third parties. During the years ended December 31, 2021 and 2020, $6.5 million and $5.4 million, respectively, of research and development expense was recorded as cost of collaboration revenue related to the collaboration agreement with Biogen signed in December 2019.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, investments and accounts receivable. The Company’s investment policy restricts cash investments to high credit quality, investment grade investments. The Company believes that it has established guidelines for investment of its excess cash that maintain safety and liquidity through its policies on high quality of investment and investment duration. The Company is exposed to credit risk in the event of default by the institutions holding the cash and cash equivalents to the extent beyond the amount insured by the federal depository insurance corporation. The Company’s accounts receivable as of December 31, 2021 of $1.8 million as well as its total license and collaboration revenue of $7.3 million and $20.9 million for the years ended December 31, 2021 and 2020, respectively, are from one party, see Note 12, Collaborations.

Accounts Receivable and Allowance for Doubtful Accounts

Amounts payable to the Company are recorded as accounts receivable when the Company’s right to consideration is unconditional. Customer payments are recorded as deferred revenue upon receipt or when due and may require deferral of revenue recognition to a future period until the Company performs its obligations under the arrangements. The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses. The Company determines its allowance for doubtful accounts by considering a number of factors, including the length of time balances are past due, the Company’s previous loss history, the customer’s current ability to pay its obligations to the Company and the condition of the general economy and the industry as a whole. The Company writes off accounts receivable when they are determined to be uncollectible. For the years ended December 31, 2021 and 2020, there were no allowance for doubtful accounts deemed necessary.

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

Restructuring Charges

Costs and liabilities associated with restructuring are recorded in the period management commits to a restructuring or cost reduction plan, or executes specific actions contemplated by the plan and all criteria for liability recognition have been met. One-time employee termination costs are recognized at the time of communication to employees, unless future service is required, in which case the costs are recognized ratably over the future service period. Restructuring charges are recognized as an operating expense within the consolidated statements of operations and related liabilities are recorded within accrued compensation on the consolidated balance sheets. The Company periodically evaluates and, if necessary, adjusts its estimates based on currently available information.

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

Net Loss per Share Attributable to Common Stockholders

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

For a description of the fair value hierarchy and fair value methodology, see Note 3, Summary of Significant Accounting Policies. As of December 31, 2021 and 2020, the Company’s highly liquid money market funds included within cash equivalents and U.S. government agency securities are valued using Level 1 inputs. The Company classifies its federal agency securities as Level 2. There were no transfers in or out of Level 1 and Level 2 during the periods presented. U.S. government agency securities are bonds issued by the U.S. government and are fully backed by the U.S. government. Given the frequency at which U.S. government agency securities trade and the accessibility of observable, quoted prices for such assets in active markets, they are recognized as Level 1 assets. Federal agency securities are bonds and notes issued by government-sponsored enterprises, including Fannie Mae, Freddie Mac and the Federal Home Loan Bank. Since Federal agency securities typically do not trade as U.S. government agency securities and no exchange exists to price such investments, they are recognized as Level 2 assets.

The following tables present the fair value hierarchy for assets measured at fair value on a recurring basis as of December 31, 2021 and 2020 (in thousands):

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds(1)	$44,347	$—	$—	$44,347
U.S. government agency securities(2)	2,504	—	—	2,504
Total financial assets	$46,851	$—	$—	$46,851

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds(1)	$30,360	$—	$—	$30,360
U.S. government agency securities(2)	37,837	—	—	37,837
Federal agency securities(2)	—	13,700	—	13,700
Total financial assets	$68,197	$13,700	$—	$81,897

(1)	Included in cash and cash equivalents on accompanying consolidated balance sheet.
(2)

Included in short-term investments on accompanying consolidated balance sheet and are classified as available-for-sale debt securities. $2.5 million of U.S. government agency securities as of December 31, 2020 are included in long-term investments on the accompanying consolidated balance sheets due to the maturity being more than 12 months.

The carrying amounts of cash, accounts receivable, accounts payable and accrued liabilities approximate their fair values due to the short-term maturity of these instruments.
5.	Financial Instruments

Cash equivalents and investments (debt securities) which are classified as available-for-sale securities, consisted of the following (in thousands):

December 31, 2021	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds (cash equivalents)	$44,347	$—	$—	$44,347
U.S. government agency securities	2,504	—	—	2,504
Total financial assets	$46,851	$—	$—	$46,851
Classified as:
Cash and cash equivalents				$44,347
Short-term investments				2,504
				$46,851

December 31, 2020	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds (cash equivalents)	$30,360	$—	$—	$30,360
U.S. government agency securities	37,835	2	—	37,837
Federal agency securities	13,697	3	—	13,700
Total financial assets	$81,892	$5	$—	$81,897
Classified as:
Cash and cash equivalents				$30,360
Short-term investments				48,994
Long-term investments				2,543
				$81,897

There have been no material realized gains or losses on available-for-sale debt securities for the periods presented. As of December 31, 2021, the remaining contractual maturities of $2.5 million of available-for-sale debt securities were less than one year.

6.	Other Accrued Liabilities

Other accrued liabilities consisted of the following (in thousands):

	Year Ended December 31,
	2021	2020
Manufacturing	$1,381	$2,238
Biogen	868	—
Pre-clinical	773	—
Professional and consulting services	509	3,979
Clinical	361	291
Other	180	235
Total other accrued liabilities	$4,072	$6,743

7.	Commitments and Contingencies

Manufacturing Agreements

On May 20, 2016, the Company signed a development and manufacturing services agreement with AGC Biologics, Inc. (“AGC”), pursuant to which AGC will conduct manufacturing development of agreed upon product candidates. The Company had firm work orders with AGC to manufacture MarzAA and DalcA to support its clinical trials totaling $15.8 million and the payment obligations were fully paid off as of December 31, 2021. The Company also signed an agreement with AGC to perform certain manufacturing services related to the Company’s collaboration agreement with Biogen, which includes firm work orders totaling $0.7 million and the payment obligations remaining as of December 31, 2021 were $0.3 million.

In July 2021, the Company entered into two separate agreements, one for additional clinical trial services for MarzAA, and another for the Company’s screening and natural history of disease clinical studies related to CFI deficiency, with total payments of up to $3.2 million and $6.5 million, respectively. In November 2021, the Company provided notice of intent to terminate its MarzAA manufacturing agreements and incurred charges of $3.8 million to write-off prepaid manufacturing costs that will no longer be used for the clinical development of MarzAA, see Note 16, Restructuring. The Company can terminate the CFI agreement at its discretion and upon termination will be responsible to pay for those services incurred prior to termination plus reasonable wind-down expenses.

On September 16, 2021, the Company signed a Manufacturing and Research and Development Studies Agreement to support the lyophilized drug product, CB4332. The agreement will cover analytical method qualification to support good manufacturing practices (“GMP”) manufacturing. The Company currently has firm work orders related to this agreement totaling $0.2 million and the payment obligations were fully paid off as of December 31, 2021.

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

In connection with the Company’s collaboration agreement with Biogen, the Company received a $15.0 million upfront license fee on January 10, 2020, see Note 12, Collaborations. As a result, the Company paid Mosaic a $3.0 million sublicense fee and recorded such payment as cost of license revenue for the year ended December 31, 2020.

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

As of June 30, 2020, Mosaic was no longer a related party.
9.	Leases

Operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term. In calculating the present value of the lease payments, the Company has elected to utilize its incremental borrowing rate based on the original lease term and not the remaining lease term. The lease includes non-lease components (e.g., common area maintenance) that are paid separately from rent based on actual costs incurred and, therefore, were not included in the right-of-use asset and lease liability but are reflected as an expense in the period incurred.

The Company leases office space for its corporate headquarters, located in South San Francisco, CA. The lease term is through April 30, 2023 and there are no stated renewal options. On July 17, 2020, the Company entered into an amendment to its existing lease agreement to lease additional office space for an aggregated undiscounted future monthly payment of $0.5 million. The amendment was treated as a separate lease with a lease term of 2.6 years and commenced during the fourth quarter of 2020.

In April 2021, the Company entered into a license agreement (the “License Agreement”) for the use of laboratory facilities in South San Francisco, CA, for an aggregated undiscounted future payment of $1.9 million. This License Agreement has an original lease term of one year and a renewal period of six months. This License Agreement commenced during the second quarter of 2021.

In October 2021, the Company amended the License Agreement to extend the lease term for a period of one year. The amendment was not accounted for as a separate lease, and resulted in an adjustment to the right-of-use asset and lease liability of $0.6 million. The amended lease will expire at the end of April 2023.

For the years ended December 31, 2021 and 2020, the Company’s operating lease expense was $1.7 million and $0.7 million, respectively. The present value assumptions used in calculating the present value of the lease payments were as follows:

	December 31,
	2021	2020
Weighted-average remaining lease term	1.3 years	2.3 years
Weighted-average discount rate	4.8%	5.7%

The maturity of the Company’s operating lease liabilities as of December 31, 2021 were as follows (in thousands):

Year Ending December 31,	Amount
2022	$2,044
2023	410
Total undiscounted lease payments	2,454
Less: imputed interest	(69)
Total operating lease liability	$2,385

Under the terms of the lease agreements, the Company is also responsible for certain variable lease payments that are not included in the measurement of the lease liability. The Company did not incur significant variable lease costs for the years ended December 31, 2021 and 2020.

Supplemental cash flow information related to operating leases was as follows (in thousands):

	Year Ended December 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities	$1,641	$602
Prepaid cash payment for lease	208	—
Cash paid for operating leases that were included in operating cash outflows	$1,849	$602

10.	Stock Based Compensation

2018 Omnibus Incentive Plan

In June 2018, stockholders of the Company approved the Company’s 2018 Omnibus Incentive Plan (the “2018 Plan”). The 2018 Plan had previously been approved by the Company’s Board of Directors (the “Board”) and the Compensation Committee (the “Committee”) of the Board, subject to stockholder approval. The 2018 Plan became effective on June 13, 2018. On June 9, 2021, the stockholders of the Company approved an amendment previously approved by the Board to increase the number of shares of common stock reserved for issuance under the 2018 Plan by 2,500,000 to a total of 5,300,000 shares. The amendment became effective immediately upon stockholder approval.

Performance-Based Stock Option Grants

In February 2021, the Committee approved the issuance of option grants to purchase 647,000 shares of common stock for executive officers pursuant to the 2018 Plan, which will vest upon (a) the achievement of specified performance goals and (b) the grantees’ continued employment during the service period specified in each grant. For the year ended December 31, 2021, no expense has been recognized related to these awards. In addition, the options never vested and expired since the performance conditions were not satisfied as of December 31, 2021.

The following table summarizes stock option activity under the Company’s 2018 Plan and related information:

	Number of Shares Underlying Outstanding Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (thousands)
Outstanding — December 31, 2019	1,577,541	$10.85	8.15	$1,350
Options granted	1,091,250	6.26
Options exercised	(44,605)	5.04
Options forfeited	(250,641)	10.32
Options expired	(17,930)	51.12
Outstanding — December 31, 2020	2,355,615	$8.59	7.96	$1,337
Options granted	1,493,238	5.31
Options exercised	(5,000)	4.63
Options forfeited	(1,239,630)	6.26
Options expired	(593)	566.33
Outstanding — December 31, 2021	2,603,630	$7.70	7.46	$—
Exercisable — December 31, 2021	1,513,039	$9.37	6.35	$—
Shares available to be granted — December 31, 2021	3,333,791

The weighted-average grant date fair value of options granted during the years ended December 31, 2021 and 2020 was $4.00 and $5.20, respectively.

The aggregate intrinsic value of options exercised during the years ended December 31, 2021 and 2020 was $3,000 and $0.1 million, respectively.

The fair value of options vested during the years ended December 31, 2021 and 2020 was $2.6 million and $3.0 million, respectively.

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

The fair value of employee stock options was estimated using the following weighted-average assumptions:

	Year Ended December 31,
	2021	2020
Employee Stock Options:
Expected term (in years)	6.00	5.81
Risk-free interest rate	0.84%	0.91%
Dividend yield	—	—
Volatility	93.25%	113.36%

Total stock-based compensation recognized was as follows (in thousands):

	Year Ended December 31,
	2021	2020
Research and development	$1,202	$1,487
General and administrative (1)	2,203	2,140
Total stock-based compensation	$3,405	$3,627

(1)

Included in general and administrative stock-based compensation for the years ended December 31, 2021 and 2020 is $0.3 million and $0.3 million in expense related to 56,912 shares and 51,056 shares of common stock, respectively, issued to certain board members in lieu of their cash compensation.

As of December 31, 2021, the Company had unrecognized employee stock-based compensation expense of $3.9 million, related to unvested stock option awards, which is expected to be recognized over an estimated weighted-average period of 2.49 years.

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

The Company’s ESPP is subject to an Evergreen provision which shares may be added to the pool as needed. As of December 31, 2021, a total of 359,545 shares of common stock may be granted in accordance with the terms of the ESPP.

For the year ended December 31, 2021, a total of 64,975 shares of common stock for $0.3 million have been issued to employees participating in the two ESPP purchases during 2021 and 235,469 shares are available for issuance under the ESPP as of December 31, 2021.

Stock-based compensation expense for the ESPP was $0.1 million and $0.1 million for the years ended December 31, 2021 and 2020, respectively, and is included in total stock-based compensation recognized.
11.	Income Taxes

The Company has incurred cumulative net operating losses since inception and, consequently, has not recorded any income tax expense for the years ended December 31, 2021 and 2020 due to its net operating loss position.

The reconciliation of the federal statutory income tax rate to the Company’s effective tax rate for the years ended December 31, 2021 and 2020 are as follows:

	Year Ended December 31,
	2021	2020
Tax at statutory federal rate	-21.00%	-21.00%
State Tax (benefit)—net of federal benefit	0.00%	0.00%
Permanent differences	0.35%	0.58%
Tax credits	-5.86%	-12.26%
Derecognition due to Sec. 382 and 383 limitations	0.00%	44.55%
Change in valuation allowance	26.26%	-12.25%
Other	0.25%	0.38%
Effective tax rate	0.00%	0.00%

Significant components of the Company’s deferred tax assets as of December 31, 2021 and 2020 consist of the following (in thousands):

	Year Ended December 31,
	2021	2020
Deferred tax assets:
Accruals and reserves	$1,000	$1,095
Net operating loss carry forwards	47,541	29,505
Tax credit carry forwards	12,939	7,789
Fixed and intangible assets	3	7
Valuation allowance	(61,483)	(38,396)
Net deferred tax assets:	$—	$—

Based on the available objective evidence at December 31, 2021, the Company does not believe it is more likely than not that the net deferred tax assets will be realizable. Accordingly, the Company has provided a full valuation allowance against its net deferred tax assets at December 31, 2021 and 2020. The net valuation allowance increased by approximately $23.1 million and decreased approximately $6.9 million during the years ended December 31, 2021 and 2020, respectively.

As of December 31, 2021, after consideration of certain limitations (see below), the Company had approximately $226.4 million federal and $8.0 million state net operating loss carryforwards (“NOL”) available to reduce future taxable income which, if unused, will begin to expire in 2037 for federal and 2032 for state tax purposes. The federal net operating loss carryforward includes $218.9 million that have an indefinite life.

As of December 31, 2021, the Company also had tax credit carry forwards available to offset future tax liabilities of approximately $11.4 million for federal and $7.5 million for state. If unused, the federal credit will begin to expire in 2040 and the state tax credit does not expire.

If the Company experiences a greater than 50 percentage point aggregate change in ownership over a three-year period (a Section 382 ownership change), utilization of its pre-change NOL carry forwards are subject to annual limitation under Section 382 of the Internal Revenue Code (California has similar provisions). The annual limitation is determined by multiplying the value of the Company's stock at the time of such ownership change by the applicable long-term tax-exempt rate. Such limitations may result in expiration of a portion of the NOL carryforwards before utilization. The Company determined that ownership changes occurred December 21, 2007, August 20, 2015, April 13, 2017, February 15, 2018, and February 18, 2020. Approximately $156.3 million and $70.8 million of the NOLs will expire unutilized for federal and California purposes, respectively. The Company has derecognized NOL related deferred tax assets in the tax affected amounts of $32.8 million and $0 for federal and California purposes, respectively.

All of the federal tax credits could expire unutilized as well, whereas none of the California tax credits are subject to expiration. Approximately $15.2 million of gross federal tax credit-related deferred tax assets were derecognized due to the Section 383 limitation. The ability of the Company to use its remaining NOL and tax credit carry forwards may be further limited if the Company experiences a Section 382 ownership change as a result of future changes in its stock ownership.

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

On June 29, 2020, the California Governor signed Assembly Bill 85 (“A.B. 85”), which now becomes California law. A.B. 85, which includes several tax measures, provides for a three-year suspension of the use of net operating losses for medium and large businesses and a three-year cap on the use of business incentive tax credits to offset no more than $5.0 million of tax per year. Generally, A.B. 85 suspends the use of net operating losses for taxable years 2020, 2021, and 2022 for taxpayers with taxable income of $1.0 million or more. Since the Company is not expected to generate California source taxable income of more than $1.0 million, no material impact is anticipated at this time.

On December 27, 2020, the “Consolidated Appropriations Act, 2021” (the “CAA”) was signed into law. The CAA includes provisions meant to clarify and modify certain items put forth in CARES Act, while providing aid to businesses affected by the pandemic.  The CAA allows deductions for expenses paid for by Paycheck Protection Program (“PPP”) and Economic Injury Disaster Loan (“EIDL”) Program, clarifies forgiveness of EIDL advances, and other business provisions.  The Company analyzed the provisions of the CAA and determined there was no significant impact to its 2021 tax provision.

Accounting for Uncertainty in Income Taxes

The Company only recognizes tax benefits if it is more likely than not that they will be sustained upon audit by the relevant tax authority based upon their technical merits. An uncertain tax position will not be recognized if it has less than a 50% likelihood of being sustained.

The Company had approximately $4.7 million and $3.0 million of unrecognized tax benefits as of December 31, 2021 and 2020, respectively. As the Company has a full valuation allowance on its deferred tax assets, the unrecognized tax benefits have reduced the deferred tax assets and the valuation allowance in the same amount. The Company does not expect the amount of unrecognized tax benefits to materially change in the next twelve months.

A reconciliation of the beginning and ending balance of the unrecognized tax benefits is as follows (in thousands):

Beginning Balance at January 1, 2020	$1,871
Increase/(Decrease) of unrecognized tax benefits taken in prior years	(295)
Increase/(Decrease) of unrecognized tax benefits related to current year	1,379
Ending Balance at December 31, 2020	$2,955
Increase/(Decrease) of unrecognized tax benefits taken in prior years	—
Increase/(Decrease) of unrecognized tax benefits related to current year	1,749
Ending Balance at December 31, 2021	$4,704

Interest and penalties related to unrecognized tax benefits would be included as income tax expense in the Company’s consolidated statements of operations. As of December 31, 2021 and 2020, the Company had not recognized any tax-related penalties or interest in its consolidated financial statements.

The Company files income tax returns in the United States federal, California, Kansas, Missouri and New Jersey state jurisdictions. The Company is not currently under examination by income tax authorities in federal, state or other jurisdictions. As of December 31, 2021 and 2020, the Company had no uncertain tax positions which affected its financial position and its results of operations or its cash flow, and will continue to evaluate for uncertain positions in the future. The Company is subject to United States federal and state income tax examinations by authorities for all tax years due to accumulated net operating losses that are being carried forward for tax purposes.
12.	Collaborations

Mosaic

In October 2017, the Company entered into a strategic research collaboration with Mosaic to develop intravitreal anti-complement factor 3 (C3) products for the treatment of dry Age-related Macular Degeneration (AMD) and other retinal diseases. The Company entered into two amendments to the Mosaic research collaboration agreements in December 2019 and May 2020. See Note 8, Related Parties.

ISU Abxis

In December 2018, the Company entered into an amended and restated license agreement with ISU Abxis (the “A&R ISU Abxis Agreement”), which amended and restated its previous license and collaboration agreement with ISU Abxis previously entered into in September 2013, as subsequently amended in October 2014 and December 2016 (the “Original ISU Abxis Agreement”). Under the A&R ISU Abxis Agreement, ISU Abxis will receive commercialization rights in South Korea to the Company’s engineered Factor IX dalcinonacog alfa - DalcA and the Company will receive clinical development and commercialization rights in the rest of world (excluding South Korea) and manufacturing development and manufacturing rights worldwide (including South Korea). The A&R ISU Abxis Agreement eliminates the profit-sharing arrangement in the Original ISU Abxis Agreement and provides for a low single-digit royalty payment to ISU Abxis, on a country-by-country basis, for net product sales of DalcA by the Company or its affiliates in each country other than South Korea. Pursuant to the A&R ISU Abxis Agreement, the Company will also pay up to an aggregate of $19.5 million in milestone payments to ISU Abxis, including $2.5 million in regulatory and development milestone payments and up to $17.0 million in commercial milestone payments, if the applicable milestones are met. As of December 31, 2021, no milestones have been met.

Biogen

On December 18, 2019, the Company and Biogen entered into a License and Collaboration Agreement (the “Biogen Agreement”), under which the Company granted Biogen a worldwide, royalty-bearing, exclusive, with the right to sublicense, license (“Exclusive License”) to develop and commercialize CB 2782-PEG and other anti-C3 proteases for potential treatment of dry AMD and other disorders. Pursuant to the Biogen Agreement, the Company will perform certain pre-clinical and manufacturing activities (“Research Services”), and Biogen will be solely responsible for funding the pre-clinical and manufacturing activities and performing IND-enabling activities, worldwide clinical development, and commercialization. The Company will provide the Research Services over a term of thirty months with Biogen having the option to extend the term for two additional twelve-month periods.

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

The Biogen Agreement will continue on a product-by-product and country-by-country basis until the tenth anniversary of the first commercial sale of the first product in a country, unless terminated earlier by either party as specified under the agreement. In March 2022, the Company received written notice from Biogn to terminate the Biogen Agreement effective in May 2022. See Note 17, Subsequent Event.

For the year ended December 31, 2021, the Company recognized no license revenue from the Biogen Agreement. For the year ended December 31, 2020, the Company recognized the $15.0 million in license revenue upon the transfer of the Exclusive License and the related know-how, and $0.1 million in license revenue for reimbursable out-of-pocket costs incurred.

For the years ended December 31, 2021 and 2020, the Company recognized $7.3 million and $5.8 million in collaboration revenue for reimbursable out-of-pocket and personnel costs incurred related to Research Services.

For the year ended December 31, 2021, the Company recognized $2.0 million in collaboration revenue from the beginning of period deferred revenue balance.
13.	Interest and Other Income (Expense), Net

The following table shows the detail of interest and other income (expense), net as follows (in thousands):

	Year Ended December 31,
	2021	2020
Interest income	$39	$561
Miscellaneous income	9	659
Other	(87)	(91)
Total interest and other income (expense), net	$(39)	$1,129

14.	Stockholders’ Equity

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

The Company had 85 issued and outstanding common stock warrants as of December 31, 2021 and 2020, respectively, with a weighted-average exercise price of $392.70. The warrants expire in August 2022.

2021 ATM Program

On October 15, 2021, the Company entered into an Equity Distribution Agreement (the “ATM Agreement”) with Piper Sandler & Co. (“Piper Sandler”), as sales agent, pursuant to which the Company may offer and sell, from time to time, through Piper Sandler, shares of the Company’s common stock, par value of $0.001 per share, with aggregate gross sales proceeds of up to $50.0 million through an “at the market” equity offering program (the “ATM Program”). The Company will pay Piper Sandler a commission of 3.0% of the gross proceeds of any shares sold. The Company also agreed to reimburse Piper Sandler for certain expenses incurred in connection with its services under the ATM Agreement, including up to $50,000 for legal expenses in connection with the establishment of the ATM Program.

Sales of shares of common stock under the ATM Program will be made pursuant to the registration statement on Form S-3 (File No. 333-253874), which was declared effective by the SEC on May 3, 2021, and a related prospectus supplement file with the SEC on October 15, 2021. For the year ended December 31, 2021, no shares of common stock were sold under the ATM Program.

15.	Net Loss per Share Attributable to Common Stockholders

Since the Company was in a loss position for all periods presented, diluted net loss per share is the same as basic net loss per share for all periods as the inclusion of all potential common shares outstanding would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	Year Ended December 31,
	2021	2020
Options to purchase common stock	2,603,630	2,355,615
Common stock warrants	85	85
Total	2,603,715	2,355,700

16.	Restructuring

In November 2021, the Board approved a restructuring of its business based on its decision to stop the clinical development of MarzAA and focus solely on its complement programs and protease medicines platform. The restructuring included a reduction-in-force whereby approximately 35% of employees were terminated. During the year ended December 31, 2021, the Company recorded charges of $0.4 million related to one-time severance costs and related expenses in connection with the workforce reduction, and charges of $3.8 million related to the write-off of prepaid manufacturing costs that will no longer be used for the clinical development of MarzAA. As of December 31, 2021, the remaining restructuring liability was $0.2 million, which the Company expects to pay in the first quarter of 2022.

The following table summarizes restructuring charges recorded in each component of operating expenses in the Company’s consolidated statements of operations (in thousands):

Year Ended December 31,
2021
Research and development	$4,025
General and administrative	143
Total restructuring charges	$4,168
17.	Subsequent Event

Biogen Agreement

In March 2022, the Company received written notice that Biogn is terminating the Biogen Agreement. Pursuant to the terms of the Biogen Agreement, termination will be effective in May 2022. As a result of the termination, Biogen will no longer have an exclusive license to develop, manufacture and commercialize CB 2782-PEG and other anti-C3 proteases for potential treatment of dry AMD and other disorders.

Sublease Agreement

In March 2022, the Company entered into a sublease agreement for one of its leased facilities that commences in April 2022. Under the terms of the sublease agreement, the Company will receive $0.2 million in base lease payments over the term of the sublease, which ends in April 2023.

Advisor Agreement

In March 2022, the Company entered into a financial advisor agreement with Raymond James & Associates, Inc. (“Raymond James”) to help the Company evaluate the possible sale or merger of the Company with various third-parties. Raymond James will be paid an advisory fee of up to $1.0 million upon the effective sale or merger of the Company and will be reimbursed up to $20,000 for reasonable legal, travel and out-of-pocket expenses.

Other Event

In March 2022, the Company announced that it intends to further reduce its workforce as part of its restructuring plan. Under the restructuring plan, the Company will provide employees one-time severance payments upon termination, continued benefits for a specific period, and outplacement services. The Company expects to incur total expenses of approximately $0.8 million, which is expected to be paid out during the second quarter of 2022.

were

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

Item 9A.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Our management maintains disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is processed, recorded, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and our Interim Chief Financial Officer (our principal executive officer and principal financial officer, respectively), as appropriate, to allow for timely decisions regarding required disclosure.

Our management, including the Chief Executive Officer and Interim Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that due to the material weakness in our internal control over financial reporting described below, our disclosure controls and procedures were not effective. In light of this material weakness, our management, including our Chief Executive Officer and Interim Chief Financial Officer, has performed additional analysis and other post-closing procedures and has concluded that, notwithstanding the material weakness in our internal control over financial reporting, the consolidated financial statements for the periods covered by and included in this Annual Report on Form 10-K fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

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

Material Weaknesses in Internal Control Over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our consolidated financial statements will not be prevented or detected on a timely basis.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. Our assessment was based on the framework in the updated Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management concluded that, as of December 31, 2021, a material weakness existed in our internal control over financial reporting. Because of the material weakness, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2021.

Our material weakness related to the following control deficiency:

We did not design and maintain effective controls related to the review of certain contracts, including the proper application of U.S. GAAP. Specifically, we did not design and maintain controls to properly review the retention bonuses granted to our employees in November 2021 after our reduction in workforce to assess the appropriate accounting treatment under U.S. GAAP.

The deficiency described above, if not remediated, could result in a misstatement of one or more account balances or disclosures in our consolidated financial statements that would not be prevented or detected, and, accordingly, we determined that this control deficiency constitutes a material weakness based on the criteria set forth in the 2013 Framework.

This Annual Report on Form 10-K does not include a report of our independent registered public accounting firm on the effectiveness of internal control over financial reporting due to an exemption for smaller reporting companies established by the rules of the SEC.

Remediation Plans

To address our material weakness, we are evaluating our accounting policy over monitoring and reviewing contracts so that contracts with a significant impact are reviewed and U.S. GAAP is properly applied. We are also formalizing our internal control documentation and strengthening supervisory reviews by our management. While these actions and planned actions are subject to ongoing management evaluation and will require validation and testing of the design and operating effectiveness of internal controls over a sustained period, we are committed to continuous improvement and will continue to diligently review our internal control over financial reporting.

Changes in internal control over financial reporting

We are taking actions to remediate the material weaknesses relating to our internal control over financial reporting as described above. Except as described above, there were no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2021 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None.

Item 9C.	DISCLOSURES REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this Item is incorporated by reference to the information set forth in the sections titled “Information About Our Board of Directors” and “Information About Our Executive Officers Who Are Not Directors,” “Corporate Governance,” “Corporate Governance – Code of Business Conduct and Ethics,” “Delinquent Section 16(a) Reports,” “Corporate Governance – Committees of the Board of Directors – Nominating and Corporate Governance Committee,” “Corporate Governance – Committees of the Board of Directors – Audit Committee” and “Corporate Governance – Committees of the Board of Directors – Compensation Committee” in our definitive proxy statement to be filed with the SEC on Schedule 14A in connection with our 2021 Annual Meeting of Shareholders, or the Proxy Statement, which is expected to be filed not later than 120 days after December 31, 2021.

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

PART IV

Item 15.	EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

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

3. See LIST OF EXHIBITS

(b) See LIST OF EXHIBITS

Item 16.	FORM 10-K SUMMARY

None.

LIST OF EXHIBITS

		Incorporated by reference
Exhibit No.	Exhibit title	Form	File No.	Exhibit No.	Filing Date	Filed or Furnished herewith

2.1(a)	Agreement and Plan of Merger dated as of March 5, 2015, by and among Targacept, Catalyst Biosciences, Inc. and Talos Merger Sub, Inc.	8-K	000-51173	2.1	Mar. 6, 2015

2.1(b)	Amendment No. 1 to Agreement and Plan of Merger by and among Targacept, Talos Merger Sub, Inc., and Catalyst dated May 6, 2015.	8-K	000-51173	10.1	May 12, 2015

2.1(c)	Amendment No. 2 to Agreement and Plan of Merger by and among Targacept, Talos Merger Sub, Inc., and Catalyst dated May 13, 2015.	8-K	000-51173	10.1	May 14, 2015

3.1	Fourth Amended and Restated Certificate of Incorporation of the Company.	S-8	333-133881	4.1	May 8, 2006

3.2	Certificate of Amendment to Fourth the Amended and Restated Certificate of Incorporation of the Company.	8-K	000-51173	3.1	Aug. 20, 2015

3.3	Second Certificate of Amendment to the Fourth Amended and Restated Certificate of Incorporation of the Company.	8-K	000-51173	3.1	Feb. 10, 2017

3.4	Bylaws of the Company, as amended.	8-K	000-51173	3.1	Jun. 6, 2020

3.5	Certificate of Designation of Preferences, Rights and Limitations, filed with the Delaware Secretary of State on April 10, 2017, with respect to the Series A Preferred Stock.	8-K	000-51173	3.1	Apr. 13, 2017

4.1	Description of Securities.	10-K	000-51173	4.1	Feb. 20, 2020

4.2	Warrant to Purchase Stock of Catalyst Biosciences, Inc., issued to Silicon Valley Bank on March 3, 2005.	10-K	000-51173	4.3	Mar. 9, 2016

4.3	Form of Warrant to Purchase Stock of Catalyst Biosciences, Inc., issued to purchasers of convertible promissory notes.	10-K	000-51173	4.5	Mar. 9, 2016

10.1**	Catalyst Biosciences, Inc. (formerly Targacept, Inc.) 2015 Stock Incentive Plan (as Amended and Restated Effective June 9, 2016).	DEF 14A	000-51173	Appendix A	Apr. 25, 2016

10.2**	Catalyst Biosciences, Inc. 2016 Inducement Stock Incentive Plan.	8-K	000-51173	10.1	Apr. 20, 2016

10.3**	Catalyst's 2004 Stock Plan.	S-4	333-204423	10.31(a)	May 22, 2015

		Incorporated by reference
Exhibit No.	Exhibit title	Form	File No.	Exhibit No.	Filing Date	Filed or Furnished herewith

10.4**	Form of Incentive Stock Option Award Notice.	8-K	000-51173	10.1	July 14, 2017

10.5**	Form of Non-qualified Stock Option Award Notice.	8-K	000-51173	10.2	July 14, 2017

10.6**	Catalyst Biosciences, Inc. 2018 Omnibus Incentive Plan.	DEF 14A	000-51173	Appendix A	May 1, 2020

10.7**	Catalyst Biosciences, Inc. 2018 Employee Stock Purchase Plan.	DEF 14A	000-51173	Appendix B	May 11, 2018

10.8**	Form of Stock Option Award Agreement.					X

10.25	License Agreement, dated as of April 15, 2021, by and between SL 2T, LLC and Catalyst Biosciences, Inc.	10-Q	000-51173	10.1	August 5, 2021

10.9**	Amended and Restated Employment Agreement, dated as of August 28, 2018, by and between Catalyst Biosciences, Inc. and Dr. Nassim Usman, Ph.D.	8-K	000-51173	10.1	Aug. 31, 2018

10.10**	Amended and Restated Employment Agreement, dated as of August 29, 2018, by and between Catalyst Biosciences, Inc. and Dr. Howard Levy, M.B.B.Ch., Ph.D., M.M.M.	8-K	000-51173	10.2	Aug. 31, 2018

10.12++	Amended and Restated License Agreement, dated December 17, 2018, by and between Catalyst Biosciences, Inc. and ISU Abxis.	10-K/A	000-51173	10.16	April 29, 2019

10.13+	Development and Manufacturing Services Agreement, by and between CMC ICOS Biologics, Inc. and Biosciences, Inc., dated as of May 20, 2016.	10-Q	000-51173	10.1	Aug. 4, 2016

10.14+	Termination Agreement, dated December 8, 2016, between Catalyst Biosciences, Inc. and Wyeth LLC, a wholly-owned subsidiary of Pfizer Inc.	10-K	000-51173	10.16	Mar. 8, 2017

10.15(a)	Lease Agreement, dated November 8, 2017 by and between BXP 611 Gateway Center, LP and Catalyst Biosciences, Inc..	8-K	000-51173	10.1	Nov. 17, 2017

10.15(b)	First Amendment to Office Lease, dated as of August 9, 2018, by and between BXP 611 Gateway Center, LP and Catalyst Biosciences, Inc.	8-K	000-51173	10.1	Aug. 15, 2018

10.16++	Clinical Supply Agreement, effective as of October 4, 2019, by and between Catalyst Biosciences, Inc. and Catalent Indiana, LLC.	8-K	000-51173	10.1	October 15, 2019

		Incorporated by reference
Exhibit No.	Exhibit title	Form	File No.	Exhibit No.	Filing Date	Filed or Furnished herewith

10.17++	License and Collaboration Agreement, dated December 18, 2019, by and between Biogen International GMBH and Catalyst Biosciences, Inc.	10-K	000-51173	10.17	February 20, 2020

10.18++	Amended and Restated Collaboration Agreement, dated December 18, 2019, by and between Mosaic Biosciences, Inc. and Catalyst Biosciences, Inc.	10-K	000-51173	10.18	February 20, 2020

10.19	Cooperation Agreement, dated January 13, 2020, by and between CCUR Holdings, Inc. and certain of its affiliates and Catalyst Biosciences, Inc.	8-K	000-51173	10.1	January 10, 2020

10.20	Description of Annual Cash Incentive Program.	10-K	000-51173	10.20	February 20, 2020

10.21**	Form of Indemnification Agreement between the Company and each of its directors and members of executive management.	8-K	000-51173	10.3	August 31, 2018

10.22++	Amended and Restated Collaboration Agreement, dated May 8, 2020, by and between Mosaic Biosciences, Inc. and Catalyst Biosciences, Inc.	10-Q	000-51173	10.1	August 6, 2020

10.23	Second Amendment to Office Lease, dated July 17, 2020, by and between 611 Gateway Center, L.P. and Catalyst Biosciences, Inc.	10-Q	000-51173	10.1	November 5, 2020

10.24	Offer Letter by and between Clinton Musil and Catalyst Biosciences, Inc. dated June 9, 2020.	10-Q	000-51173	10.2	November 5, 2020

21.1	List of subsidiaries of Catalyst Biosciences, Inc.	10-K	000-51173	21.1	March 9, 2016

23.1	Consent of EisnerAmper LLP, Independent Registered Public Accounting Firm.					X

24.1	Power of Attorney (included as part of the signature page hereto).					X

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

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

101

The following materials from the Company's Annual Report on Form 10-K for the year ended December 31, 2021, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of December 31, 2021 and December 31, 2020; (ii) the Consolidated Statement of Operations for the years ended December 31, 2021 and 2020; (iii) the Consolidated Statements of Comprehensive Loss for the years ended December 31, 2021 and 2020; (iv) the Consolidated Statements of Stockholders' Equity as of December 31, 2021; (v) the Consolidated Statements of Cash Flows for the twelve months ended December 31, 2021 and 2020; and (vi) the Notes to the Consolidated Financial Statements.

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

CATALYST BIOSCIENCES, INC		CATALYST BIOSCIENCES, INC.

By:	/s/ Nassim Usman, Ph.D.	By:	/s/ Seline Miller
	Nassim Usman, Ph.D.		Seline Miller
	President and Chief Executive Officer		Interim Chief Financial Officer
Date:	March 31, 2022	Date:	March 31, 2022

POWER OF ATTORNEY

Each person whose individual signature appears below hereby authorizes and appoints Nassim Usman and Seline Miller, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this annual report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Nassim Usman, Ph.D.	President and Chief Executive Officer (Principal Executive Officer)	March 31, 2022
Nassim Usman, Ph.D.

/s/ Seline Miller	Interim Chief Financial Officer (Interim Financial and Principal Accounting Officer)	March 31, 2022
Seline Miller

/s/ Augustine Lawlor	Chairman of the Board of Directors	March 31, 2022
Augustine Lawlor

/s/ Errol B. De Souza, Ph.D.	Director	March 31, 2022
Errol B. De Souza, Ph.D.

/s/ Andrea Hunt	Director	March 31, 2022
Andrea Hunt

/s/ Jeanne Jew	Director	March 31, 2022
Jeanne Jew

/s/ Geoffrey Ling, M.D., Ph.D.	Director	March 31, 2022
Geoffrey Ling, M.D., Ph.D.

/s/ Sharon Tetlow	Director	March 31, 2022
Sharon Tetlow

/s/ Eddie Williams	Director	March 31, 2022
Eddie Williams