Form 10-K/A
period 2021-12-31
CATALYST BIOSCIENCES, INC.
filed 2022-05-02
CIK 1124105

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K/A
(Amendment No. 1)

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
As of March 31, 2022, the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 31,477,053. The aggregate market value of the voting stock held by non-affiliates
of the registrant as of June 30, 2021, was $135,045,079.

Auditor Name:	Auditor Location:	Auditor Firm ID:
EisnerAmper LLP	Philadelphia, Pennsylvania	274

Part III

EXPLANATORY NOTE
Catalyst Biosciences, Inc. (the “
Company
”) is filing this Amendment No. 1 on Form
10-K/A
(“
Amendment
”) to amend its Annual Report on Form
10-K
for the year ended December 31, 2021 (the “Form
10-K”),
which was originally filed with the Securities and Exchange Commission (“
SEC
”) on March 31, 2022. The purpose of this Amendment is to file the information required by Items 10, 11, 12, 13 and 14 of Part III of Form
10-K.
Except as described above, no other amendments are being made to our annual report on Form
10-K
filed on March 31, 2022.
In addition, as required by Rule
12b-15
under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by the Company’s principal executive officer and principal financial officer are filed herewith as exhibits 31.03 and 31.04 to this Amendment pursuant to Rule
13a-14(a)
of the Exchange Act. The Company is not including certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) as no financial statements are being filed with this Amendment.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The following table sets forth certain information, including ages as of December 31, 2021, of our executive officers and members of our board of directors (the “
Board
”):

Name	Age	Position(s)
Executive Officers
Nassim Usman, Ph.D.	62	President and Chief Executive Officer
Grant Blouse	51	Chief Scientific Officer
Seline Miller	53	Principal Accounting Officer & Interim Chief Financial Officer
Non-Executive Directors
Augustine Lawlor(1)(2)	65	Chairman of the Board
Andrea Hunt(3)	62	Director
Eddie Williams(3)	66	Director
Errol B. De Souza(2)	68	Director
Geoffrey Ling, M.D., Ph.D.(2)	65	Director
Jeanne Y. Jew(1)	58	Director
Sharon Tetlow(1)	62	Director

(1)	Member of the Audit Committee.
(2)	Member of the Compensation Committee.
(3)	Member of the Governance and Nominating Committee.
Executive Officers
Nassim Usman, Ph.D.
, served as Chief Executive Officer and a member of the board of directors of Catalyst Bio from February 2006 until the completion of the merger in August 2015. Since the merger, Dr. Usman has served as our President and Chief Executive Officer and as a Class III director. Effective immediately prior to the 2020 annual meeting, Dr. Usman was reclassified as a Class II director. Dr. Usman is currently a Venture Partner at Morgenthaler Ventures. Prior to joining Morgenthaler in 2005, he was Senior Vice President and Chief Operating Officer at Sirna Therapeutics Inc., which was subsequently acquired by Merck, from 2004 to 2005, and held various R&D positions at both Sirna and Ribozyme Pharmaceuticals, including Vice President of R&D and Chief Scientific Officer, from 1992 to 2004. During his industrial career, Dr. Usman has overseen the entry of several drugs into clinical development, completion of multiple licensing deals with pharmaceutical and biotechnology companies and raised capital in both private and public financings. Prior to moving into the private sector in 1992, Dr. Usman was an NIH Fogarty and NSERC Postdoctoral Fellow and Scientist in the Departments of Biology and Chemistry at the Massachusetts Institute of Technology from 1987 to 1992. He has authored more than 70 scientific articles and is the named inventor in 130 issued patents and patent applications. Dr. Usman is a past director of Mosaic Biosciences, Principia Biopharma, Osprey Pharmaceuticals, Archemix Corporation and atugen AG (now Silence Therapeutics) and served on the science advisory boards of RXi Pharmaceuticals and Noxxon Pharma AG. He received his B.Sc. (Honours) and Ph.D. in Organic Chemistry from McGill University. In his doctoral dissertation, he developed a method for the solid-phase synthesis of RNA that is widely used in science and in two marketed RNA products (Macugen
™
 & Onpattro
™
).

Dr. Usman’s role as our President and Chief Executive Officer and extensive experience, both scientific and business, and innovations in the field of biotechnology, particularly with companies engaged in clinical drug development, enable him to bring a unique perspective to the Board. In addition, Dr. Usman’s academic expertise and accomplishments provide the Board with in-depth
product and field knowledge.
Grant Blouse
has served as our Chief Scientific Officer since July 2021. Dr. Blouse previously served as our Senior Vice President, Translational Research from January 2020 to July 2021 and as Vice President, Translational Research from July 2018 to January 2020. From May 2012 to June 2018, Dr. Blouse served as Principal Scientist and Project Manager at Novo Nordisk A/S, Haemophilia Enzymology, where he led early and late-stage hemophilia projects and drove the strategic evaluation of new therapeutic areas in the rare disease space. Prior to Novo Nordisk, Dr. Blouse was a Senior Scientist at the Company, working on building Catalyst’s hemophilia programs, including the design of MarzAA and DalcA. Dr. Blouse has held research and investigator positions at Aarhus University’s Department of Molecular Biology, Henry Ford Health System’s Division of Biochemical Research and Wayne State University School of Medicine’s Department of Pharmacology. Dr. Blouse has published widely and is an inventor on many patents in protease biochemistry and hematology. Dr. Blouse earned his B.A. in Anthropology from the University of Delaware, his M.Sc. in Biochemistry from Clemson University and his Ph.D. in Pharmacology from Wayne State University School of Medicine.
Seline Miller
has served as our Interim Chief Financial Officer since October 2021. Mrs. Miller, joined the Company in March 2021 as Controller. Mrs. Miller served as the Chief Accounting Officer of Rezolute, Inc. from March 2019 until August 2019. From September 2019 to March 2021, Mrs. Miller provided consulting services to various biotechnology companies including Rezolute, Inc. From 2017 to 2019, Mrs. Miller was Vice President of Accounting and Corporate Controller at Textainer Group Holding. Prior to that, from 2015 to 2017, Mrs. Miller was Corporate Controller at Athoc, which was acquired by Blackberry. In 1990, Mrs. Miller started her career as a financial auditor within Price Waterhouse, now PricewaterhouseCoopers (PwC). Mrs. Miller, a member of the American Institute of Certified Public Accountants, obtained her Certified Public Accounting license in 1993 and earned her B.S. in Accounting from the University of Southern California.
Non-Executive
Directors
Augustine Lawlor
has served as a member of our Board since February 2006 and as Chairman of the Board since February 2018. Since August 2015, Mr. Lawlor has served on our Board as a Class I director. Since January 2016, Mr. Lawlor has served as Chief Operating Officer of Leap Therapeutics, Inc., an oncology company listed on Nasdaq. He has been a Managing Partner of HealthCare Ventures since 2000. From 1997 to 2000, he served as Chief Operating Officer of LeukoSite, Inc., a biotechnology company acquired by Millennium Pharmaceuticals Inc. in 1999. Mr. Lawlor was previously a management consultant with KPMG. He is currently a director of Cardiovascular Systems, Inc. and PainReform Ltd, which are listed on Nasdaq, and LayerBio, Inc. Mr. Lawlor received his Master’s in Public and Private Management from Yale University.
Mr. Lawlor brings an important insight and knowledge to the Board based on his experience as a successful venture capitalist, service on the boards of public and private companies, and roles in commercial and business development in pharmaceutical and biotechnology industries.

Geoffrey Ling, M.D., PhD.
, has served as a member of our Board since January 2020 as a Class I director. Dr. Ling has been Professor of Neurology and Attending Neuro Critical Care Physician at Johns Hopkins Medical Institutions since 2000 and the Emeritus Professor of Neurology, Uniformed Services University of the Health Science since 2017. He has also been Vice-Chair of Research in the Department of Clinical Neurosciences at Inova Fairfax Medical Center, Fairfax, Virginia since 2017. In September 2016, he co-founded
Predigen, Inc., a molecular diagnostics company, and since January 2016, he has served as the Chief Executive Officer of On Demand Pharmaceuticals, Inc., a company that he founded in 2016. He also serves on the boards of Photonics 657 and Ned Biosystems. Dr. Ling served as a Program Manager and then as the Director of the Defense Advanced Research Projects Agency (DARPA) Biological Technologies Office from 2004 to 2015. Dr. Ling received a B.S. in Biology and History from Washington University, a Ph.D. in Pharmacology from Cornell University—Graduate School of Medical Sciences and an M.D. from Georgetown University School of Medicine.
Dr. Ling’s experience in the healthcare industry as an executive in the pharmaceutical industry, drug development and research work for both medical and academic institutions qualify him to serve on the Board.
Eddie Williams
has served on our Board as a Class I director since January 2018. Mr. Williams also serves as a member of the board of directors for BioAlta. From 2006 to January 2017, Mr. Williams served as Senior Vice President of biopharmaceuticals at Novo Nordisk Inc., a global healthcare company, where he was responsible for the general management of all aspects of the biotechnology business for the U.S. in three therapeutic areas, including hemophilia. From 2003 to 2006, Mr. Williams was Vice President of sales in the Respiratory and Dermatology Business Unit at Novartis Pharmaceuticals Corp., a global healthcare company, where he ran all sales aspects of the respiratory and dermatology businesses. Prior to Novartis Pharmaceuticals Corp., Mr. Williams held numerous sales and marketing positions of increasing responsibility at Pharmacia & Upjohn Company, a global pharmaceutical company that was acquired by Pfizer in 2002. Mr. Williams served as Special Advisor to the CEO at Ascendis Pharma from March 2020 to August 2020. Additionally, he has served as interim US Chief Commercial Officer at Ascendis Pharma since August 2020. Mr. Williams has also been recognized as Industry Leader of the Year by the National Hemophilia Foundation and chaired fundraising for the Boys & Girls Club of Trenton/Mercer County. Mr. Williams received his B.S. in biology and chemistry from Marshall University.
Mr. Williams brings valuable experience and insight into the pre-commercial
and commercial market and the biotechnology business.
Errol B. De Souza, Ph.D.
served as a member of the board of directors of Targacept from 2004 until the completion of the merger in 2015. Since the completion of the merger, Dr. De Souza has served on our Board as a Class III director. Dr. De Souza is currently the Executive Chairman and a member of the board of directors of Bionomics Ltd, a biopharmaceutical company. Dr. De Souza also serves as a member of the board of directors for Royalty Pharma and Cyclerion Therapeutics. Dr. De Souza has substantial experience as an executive in the biopharmaceutical industry. From March 2010 until January 2016, he served as President and Chief Executive Officer of Biodel Inc., a specialty pharmaceutical company, and from January 2017 until December 2019, he served as President, CEO and a member of the board of directors of Neuropore Therapies, Inc., a biotechnology company. Previously, Dr. De Souza also served as President and Chief Executive Officer of Archemix Corporation, a biopharmaceutical company, and as President and Chief Executive Officer of Synaptic Pharmaceutical Corp. until its sale to H. LundbeckA/S. Over Dr. De Souza’s career, he has served in a number of high-ranking research and development roles, including Senior Vice President and U.S. head of Research and Development for Aventis (now Sanofi),
Co-Founder,
Executive Vice President of Research and Development and Director at Neurocrine Biosciences, Inc., and head of CNS Disease Research at DuPont Merck. Dr. De Souza received his B.A. (Honors) in Physiology and his Ph.D. in Neuroendocrinology from the University of Toronto and was postdoctoral fellow in Neuroscience at The Johns Hopkins University School of Medicine.

These experiences, together with his service as a director for other biopharmaceutical companies, enable Dr. De Souza to contribute valuable insight into the Board regarding pharmaceutical portfolio development and management from both large company and emerging growth company perspectives.
Andrea Hunt
has served on our Board as a Class II director since October 2017. Ms. Hunt served as the Vice President of New Product Gene Therapy, Neuroscience, Oncology and Ophthalmology with Shire from June 2016 until June 2017. She previously served as the Vice President Global Franchise Head for Blood Disorders with Baxalta from June 2015 to June 2016 before it was acquired by Shire. From 1988 to 2015, Ms. Hunt served in various roles with Baxter Healthcare including Vice President—Lead BAX855 and Gene Therapy in the Biosciences division from 2014 to 2015. Prior to that she was VP Regenerative Medicine where she ran the Global Cell Therapies business. Ms. Hunt serves on the board of OX2 Therapeutics and is an advisor to Cell One Partners. She previously served as a board member of the Alliance for Regenerative Medicine and was an advisor to the Angiogenesis Foundation. She has also served as a board member for the Make A Wish National Foundation where she formed the first Medical Advisory Board. Ms. Hunt received her B.S. in Hospital Dietetics and B.A. in Foods & Nutrition from the University of Illinois and M.B.A. from the University of Michigan.
Ms. Hunt’s breadth of experience with med tech, pharmaceutical and biotechnology companies, together with her service as a director for another biopharmaceutical company, make her suited to serve on the Board.
Jeanne Y. Jew
has served as a member of our Board as a Class III director since September 2021. She has served as the Chief Business Officer of ALX Oncology Holdings Inc., a publicly traded company, since August 2020. Ms. Jew also currently serves as QB3 Executive Mentor to early-stage life science companies. Prior to joining ALX, she served as Senior Vice President, Business Development of Paratek Pharmaceuticals from July 2015 to March 2020. Previously, Ms. Jew served as Senior Vice President, Business Development for KaloBios Pharmaceuticals for seven years where she led business development, strategy, and market planning. Ms. Jew was Vice President, Corporate and Commercial Development at Onyx Pharmaceuticals from 2002 to 2007. Ms. Jew held business development positions at Coulter Pharmaceutical and became Vice President, Business Development following the acquisition of Coulter Pharmaceutical by Corixa Corporation. Earlier in her career, Ms. Jew also held business development positions at Scios, Inc. and Genentech, Inc. Ms. Jew holds a B.A.in Psychology from Wesleyan University and an M.B.A. from Cornell University.
Ms. Jew’s significant business development and strategic planning experience in the biopharmaceutical industry make her suited to serve on the Board.
Sharon Tetlow
has served as a member of our Board as a Class III director since January 2020. She also serves on the board and as audit committee chair of Valneva SE, a global vaccine company listed on Euronext Paris and as board member, audit committee chair and nominating and governance committee member of Dice Molecules, a private life sciences company in California. She is a board member of Altamont Pharma Acquisition Corp, a biotech special purpose acquisition corporation. She has served as Managing Partner of Potrero Hill Advisors since January 2016. Potrero Hill Advisors provides strategic and operational financial support to life science companies through its team of chief financial officers and controllers. Ms. Tetlow was previously the Managing Director of Danforth Advisors, a firm that provides service offerings for life science companies, from April 2013 to December 2015. In connection with her role as managing partner of Potrero Hill Advisors, Ms. Tetlow and her team have led the finance function at numerous biotechnology companies. Ms. Tetlow received her B.S. in Psychology from University of Delaware and her M.B.A. from Stanford University.

Ms. Tetlow’s significant experience in corporate finance and strategic planning in the biotechnology and pharmaceutical industries, including her experience as board member or as chief financial officer of various publicly traded companies, qualify her to serve on the Board.
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
To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2021 all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were filed in a timely manner.
Code of Business Conduct and Ethics
We have adopted a Code of Business Conduct and Ethics that applies to all officers, directors and employees. Our Code of Business Conduct and Ethics is available on the investors section of our website (at
www.catalystbiosciences.com
) under the heading “Governance Highlights.” If we make any substantive amendments to our Code of Business Conduct and Ethics or grant any waiver from a provision of the Code of Business Conduct and Ethics to any executive officer or director, we will promptly disclose the nature of the amendment or waiver on the investors section of our website at
www.catalystbiosciences.com
under the heading “Governance Highlights.” We intend to satisfy the disclosure requirements under Item 5.05 of Form
8-K
regarding amendment to, or waiver from, a provision of our Code of Business Conduct and Ethics by posting such information on our website at the address and location specified above.
Changes in Governance and Nominating Committee Procedures
There have been no material changes to the procedures by which stockholders may recommend individuals for consideration by the Governance and Nominating Committee as potential nominees for director since such procedures were last described in our annual proxy statement filed with the SEC on April 27, 2021.

Audit Committee
Catalyst’s Audit Committee generally assists the Board in its oversight of Catalyst’s accounting, financial reporting and internal control functions, the audit of Catalyst’s financial statements and internal control over financial reporting and the review of Catalyst’s interim financial statements. In 2021, the Audit Committee met five (5) times. The Audit Committee has a written charter approved by the Board that is compliant with the standards of Nasdaq. A copy of the Audit Committee charter is available on the investors section of our website (at
www.catalystbiosciences.com
) under the heading “Governance Highlights.” The responsibilities and activities of the Audit Committee are described in greater detail in the “Report of the Audit Committee” and include the following:

•
the appointment, compensation, retention and oversight of any independent registered public accounting firm that Catalyst engages to issue an audit report, or to perform other audit, review or attest services, for its financial statements, and evaluating auditor independence;

•
receiving and reviewing reports of management and the independent registered public accounting firm regarding the annual audit process, as well as the review process for its interim financial statements;

•	reviewing with management significant accounting issues, policies relating to its financial statements and its cash management program;

•	discussing with management and the independent registered public accounting firm its exposure to material risks and the adequacy of its risk management activities;

•	reviewing management’s assessment of the effectiveness of, and its independent registered public accounting firm’s report on, its internal control over financial reporting;

•	monitoring the rotation of partners of the independent registered public accounting firm on our engagement team as required by law;

•	approving, to the extent required by applicable law or Nasdaq listing standards or by its related person transactions policy, related person transactions;

•	establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal accounting controls or auditing matters;

•	responding to any report of evidence of a material violation of the securities laws or breach of fiduciary duty that it receives; and

•	preparing the report of the audit committee required by applicable SEC rules to be included in its annual proxy statement.
In 2021, the Audit Committee consisted of Ms. Tetlow, who served as Chairperson, and Messrs. Lawlor and Williams. As required by the Nasdaq rules, the members of the Audit Committee each qualify as “independent” under special standards established for members of audit committees. To qualify as “independent” to serve on the Audit Committee, the Nasdaq rules and the applicable rules of the SEC require that a director does not accept any consulting, advisory, or other compensatory fee from Catalyst, other than for service as a director, or be an affiliated person of the Company. The Board has concluded that the current composition of the Audit Committee meets the requirements for independence under the rules and regulations of Nasdaq and of the SEC. In accordance with SEC rules, the Audit Committee also includes at least one member who is determined by the Board to meet the qualifications of an “audit committee financial expert.” Mr. Lawlor and Ms. Tetlow are directors who have been determined by the Board to be the audit committee financial experts. The designation does not impose upon Mr. Lawlor or Ms. Tetlow any duties, obligations or liability that are greater than are generally imposed on them as members of the Audit Committee and the Board, and their designation as audit committee financial experts pursuant to this SEC requirement does not affect the duties, obligations or liability of any other member of the Audit Committee or the Board.

Board Diversity Matrix (as of March 31, 2022)
The table below provides certain highlights of the composition of the Board as of March 31, 2022. Each of the categories listed in the table below has the meaning set forth in Nasdaq Rule 5605(f).

Board Size:
Total Number of Directors	7

Gender:	Male	Female	Non- Binary	Gender Undisclosed
Number of directors based on gender identity	2	2	—	3
Number of directors who identify in any of the categories below:
African American or Black	1	—	—	—
Alaskan Native or American Indian	—	—	—	—
Asian	—	2	—	—
Hispanic or Latinx	—	—	—	—
Native Hawaiian or Pacific Islander	—	—	—	—
White	—	—	—	—
Two or More Races or Ethnicities	—	—	—	—
LGBTQ+			—
Undisclosed			4
Item 11. Executive Compensation
Executive Compensation
Our named executive officers for 2021, which consist of our principal executive officer, the next two most highly compensated executive officers and two former executive officers, are:

•	Nassim Usman, Ph.D., our President and Chief Executive Officer;

•	Grant Blouse, our Chief Scientific Officer;

•	Seline Miller, our Interim Chief Financial Officer;

•	Clinton Musil, our former Chief Financial Officer; and

•	Howard Levy, our former Chief Medical Officer.
Clinton Musil, our former Chief Financial Officer and Howard Levy, M.B.B.Ch., Ph.D., M.M.M., our former Chief Medical Officer were executive officers during the fiscal year ending December 31, 2021 and would have been one of the Company’s two most highly compensated executive officers other than the CEO serving at the end of December 31, 2021 but for the fact that they left the Company prior to year-end.
Summary Compensation Table
The following table shows for the fiscal years ended December 31, 2021 and 2020 compensation awarded to or paid to our named executive officers.

Name and principal position	Year	Salary ($)	Bonus ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($) (2)	All Other Compensation ($) (3)	Total ($)
Nassim Usman, Ph.D. President and Chief Executive Officer	2021	595,000	—	622,642	—	18,109	1,235,751
	2020	574,244	—	640,437	178,750	16,191	1,409,622
Grant Blouse Chief Scientific Officer	2021	407,333	77,324	252,037	—	—	736,694
Seline Miller Interim Chief Financial Officer	2021	201,426	53,455	58,458	—	—	313,339
Clinton Musil (4) Former Chief Financial Officer	2021	389,734	—	239,890	—	20,000	649,624
	2020	197,691	—	696,142	66,490	6,589	966,91
Howard Levy (5) Former Chief Medical Officer	2021	326,895	—	252,037	—	39,322	618,254
	2020	450,348	—	249,670	112,342	14,349	826,709

(1)
The amounts in this column reflect the aggregate grant date fair value of restricted stock awarded during the year calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification Compensation-Stock Compensation (Topic 718), or ASC 718, disregarding the potential for forfeitures, regardless of the period in which the corresponding compensation expense was recorded in accordance with ASC 718.

(2)	These amounts reflect bonuses earned based upon our achievement of certain product development and business objectives.
(3)
The amounts in this column for Drs. Usman and Levy and Mr. Musil for 2020 represent payment of life insurance premiums. The amount in this column for Dr. Usman for 2021 represents payment of long-term disability. The amounts in this column for 2021 for Dr. Levy and Mr. Musil represent payment of consulting fees.

(4)	Effective August 15, 2021, Mr. Musil ceased to be an executive officer.
(5)	Effective October 29, 2021, Dr. Levy ceased to be an executive officer.
Employment Agreements
Each of our currently serving named executive officers is party to an amended and restated employment agreement with us (as described below), as well as a standard confidential information and/or inventions assignment agreement, under which each of Dr. Usman, Dr. Blouse and Mrs. Miller agreed not to disclose our confidential information. In August 2018, we entered into an amended and restated employment agreements with Dr. Usman and Dr. Blouse. The employment agreements were amended and restated in order to, among other things, harmonize the provisions relating to: (i) severance without cause or as a result of constructive termination during the applicable change in control protection periods; and (ii) severance without cause or as a result of constructive termination during the applicable post-change in control severance periods. Other than as described herein, the material terms of the employment agreements, as previously disclosed by us, have not been revised.

Our Board or the Compensation Committee reviews each named executive officer’s base salary and target bonus opportunity from time to time to ensure compensation adequately reflects the named executive officer’s qualifications, experience, role and responsibilities.
Nassim Usman
Under our amended and restated employment agreement with Dr. Nassim Usman, our President and Chief Executive Officer Dr. Usman is entitled to an annual base salary, which was $595,000 for the fiscal year ended December 31, 2021, and has the opportunity to earn an annual performance-based bonus of 60% of his base salary. Dr. Usman’s base compensation and bonus eligibility were set by the Compensation Committee based on a review of comparable company data and an assessment of Dr. Usman’s individual performance. Dr. Usman is eligible to participate in our employee benefit plans including, but not limited to, our life, disability, medical, dental and vision insurance plans, our 2018 Employee Stock Purchase Plan (our “ESPP”), our 401(k) plan and our Section 125 Flexible Spending Account plan.
The amended and restated employment agreement provides that if Dr. Usman’s employment is terminated without “cause” (as defined in the agreement) or as a result of “constructive termination,” (as defined in the agreement) in each case outside of the “Change in Control Protection Period” (as defined below), he shall be entitled to receive, subject to certain conditions described in Dr. Usman’s amended and restated employment agreement, the following:

•	continued base salary for twelve (12) months after the termination (the “ Usman Severance Period ”);

•	accelerated vesting of options that would otherwise have vested during the Usman Severance Period; and

•	payment by the Company of the same portion of his monthly premium under COBRA as it pays for active employees until the close of the Usman Severance Period.
In addition, if Dr. Usman’s employment is terminated without “cause” or as a result of “constructive termination,” in each case during the six (6) month period prior to or the eighteen (18) month period following a “change in control” (as defined in the Company’s 2018 Omnibus Incentive Plan, as amended from time to time, the “
Change in Control Protection Period
”), Dr. Usman would be eligible to receive, subject to certain conditions described in Dr. Usman’s amended and restated employment agreement, the following:

•
severance payments, equal to the sum of (a) 150% of his annual base salary and (b) 150% of his maximum annual performance-based bonus, paid in equal installments for eighteen (18) months after the termination (the “
Usman
Post-COC
Severance Period
”);

•	accelerated vesting of 100% percent of any unvested options; and

•	payment by the Company of the same portion of his monthly premium under COBRA as it pays for active employees until the close of the Usman Post-COC Severance Period.
Grant Blouse
Under our amended and restated employment agreement with Dr. Grant Blouse, our Chief Scientific Officer Dr. Blouse is entitled to an annual base salary, which is $414,000 for the fiscal year ended December 31, 2021, and has the opportunity to earn an annual performance-based bonus of 40% of his base salary. Dr. Blouse’s base compensation and bonus eligibility were set by the Compensation Committee based on a review of comparable company data and an assessment of Dr. Blouse’s individual performance. Dr. Blouse is eligible to participate in our employee benefit plans including, but not limited to, our life, disability, medical, dental and vision insurance plans, our 2018 Employee Stock Purchase Plan (our “ESPP”), our 401(k) plan and our Section 125 Flexible Spending Account plan.

The amended and restated employment agreement provides that if Dr. Blouse’s employment is terminated without “cause” (as defined in the agreement) or as a result of “constructive termination,” (as defined in the agreement) in each case outside of the “Change in Control Protection Period” (as defined below), he shall be entitled to receive, subject to certain conditions described in Dr. Blouse’s amended and restated employment agreement, the following:

•	continued base salary for nine (9) months after the termination (the “ Blouse Severance Period ”);

•	accelerated vesting of options that would otherwise have vested during the Blouse Severance Period; and

•	payment by the Company of the same portion of his monthly premium under COBRA as it pays for active employees until the close of the Blouse Severance Period.
In addition, if Dr. Blouse’s employment is terminated without “cause” or as a result of “constructive termination,” in each case during the six (6) month period prior to or the eighteen (18) month period following a “change in control” (as defined in the Company’s 2018 Omnibus Incentive Plan, as amended from time to time, the “
Change in Control Protection Period
”), Dr. Blouse would be eligible to receive, subject to certain conditions described in Dr. Blouse’s amended and restated employment agreement, the following:

•
severance payments, equal to the sum of (a) 100% of his annual base salary and (b) 100% of his maximum annual performance-based bonus, paid in equal installments for twelve (12) months after the termination (the “
Blouse
Post-COC
Severance Period
”);

•	accelerated vesting of 100% percent of any unvested options; and

•	payment by the Company of the same portion of his monthly premium under COBRA as it pays for active employees until the close of the Blouse Post-COC Severance Period.
Seline Miller
Under our employment agreement with Seline Miller, our Interim Chief Financial Officer Mrs. Miller is entitled to an annual base salary, which was $300,000 for the fiscal year ended December 31, 2021 and Mrs. Miller has the opportunity to earn an annual performance-based bonus of 40% of her base salary. Mrs. Miller’s base compensation and bonus eligibility were set by the Compensation Committee based on a review of comparable company data and an assessment of Mrs. Miller’s individual performance. Mrs. Miller is eligible to participate in our employee benefit plans including, but not limited to, our life, disability, medical, dental and vision insurance plans, our 2018 Employee Stock Purchase Plan (our “
ESPP
”), our 401(k) plan and our Section 125 Flexible Spending Account plan.

The employment agreement provides that if Mrs. Miller’s employment is terminated without “cause” (as defined in the agreement) or as a result of “constructive termination,” (as defined in the agreement) in each case outside of the “Change in Control Protection Period” (as defined below), she shall be entitled to receive, subject to certain conditions described in Mrs. Miller’s employment agreement, the following:

•	continued base salary for nine (9) months after the termination (the “ Miller Severance Period ”);

•	accelerated vesting of options that would otherwise have vested during the Miller Severance Period; and

•	payment by the Company of the same portion of his monthly premium under COBRA as it pays for active employees until the close of the Miller Severance Period.
In addition, if Mrs. Miller’s employment is terminated without “cause” or as a result of “constructive termination,” in each case during the six (6) month period prior to or the eighteen (18) month period following a “change in control” (as defined in the Company’s 2018 Omnibus Incentive Plan, as amended from time to time, the “
Change in Control Protection Period
”), Mrs. Miller would be eligible to receive, subject to certain conditions described in Mrs. Miller’s employment agreement, the following:

•
severance payments, equal to the sum of (a) 100% of her annual base salary and (b) 100% of her maximum annual performance-based bonus, paid in equal installments for twelve (12) months after the termination (the “
Miller
Post-COC
Severance Period
”);

•	accelerated vesting of 100% percent of any unvested options; and

•	payment by the Company of the same portion of her monthly premium under COBRA as it pays for active employees until the close of the Miller Post-COC Severance Period.
Each of our former named executive officers entered into a consulting agreement with us (as described below), was formerly a part of an employment agreement (as described below), as well as a standard confidential information and/or inventions assignment agreement, under which each of Mr. Musil and Dr. Levy agreed not to disclose our confidential information. Other than as described herein, the material terms of the employment agreements, as previously disclosed by us, have not been revised.
Clinton Musil
On October 7, 2021, Clinton Musil, our former Chief Financial Officer, notified us of his decision to resign for personal reasons. Mr. Musil’s resignation was effective October 29, 2021. On October 13, 2021, the Company and Mr. Musil entered into a consulting agreement pursuant to which Mr. Musil agreed to serve as our consultant following the effective date of his resignation until December 31 2021.
Under our offer letter with Mr. Musil, our Chief Financial Officer, Mr. Musil was entitled to an annual base salary, which was $412,000 for the fiscal year ended December 31, 2021. Mr. Musil also had the opportunity to earn an annual performance-based bonus of 40% of his base salary. Mr. Musil’s base compensation and bonus eligibility were set by the Compensation Committee based on a review of comparable company data and an assessment of Mr. Musil’s individual performance. Further, as an inducement to his service with the Company, Mr. Musil was awarded options to purchase 140,000 shares of our common stock at an exercise price per share equal to the fair market value on the date of grant, one quarter of which vested at the one-year
anniversary of his July 1, 2020 start date, and the remainder of which is vesting monthly at the rate of 1/48 of the total number of shares per month, subject to acceleration.

Howard Levy
On July 14, 2021, Howard Levy, M.B.B.Ch, Ph.D., M.M.M., our former Chief Financial Officer, notified us of plans to retire effective August 15, 2021. Dr. Levy’s entered into a consulting agreement with us pursuant to which Dr. Levy agreed to serve as our consultant until September 30, 2022, unless terminated earlier as set forth in the consulting agreement.
Under our offer letter with Dr. Levy, our former Chief Medical Officer, Dr. Levy was entitled to an annual base salary, which is $440,000 for the fiscal year ended December 31, 2021. Dr. Levy also had the opportunity to earn an annual performance-based bonus of 40% of his base salary. Dr. Levy’s base compensation and bonus eligibility were set by the Compensation Committee based on a review of comparable company data and an assessment of Dr. Levy’s individual performance.
Outstanding Equity Awards at December 31, 2021
The following table provides information regarding unexercised stock options held by each of the named executive officers as of the end of fiscal year 2021.

Name	Grant Date	FN	Number of Securities Underlying Unexercised Option Exercisable(#)	Number of Securities Underlying Unexercised Option Unexercisable(#)	FN	Option Exercise Price($)	Option Expiration Date
Nassim Usman, Ph. D.	8/20/2015	(1)	1,500	—	(2)	172.80	1/3/2023
	10/22/2015	(1)	14,999	—	(3)	66.00	10/22/2025
	7/11/2017		259,783	—	(4)	4.63	7/11/2027
	1/12/2018		83,125	11,875	(5)	15.13	1/12/2028
	7/30/2018		65,625	9,375	(6)	9.68	7/30/2028
	1/24/2019		58,333	21,667	(7)	7.97	1/24/2029
	1/23/2020		55,104	59,896	(8)	6.85	1/23/2030
	2/8/2021		—	140,000	(9)	5.89	2/8/2031
Grant Blouse, Ph.D.	7/16/2018		25,625	4,375	(10)	12.21	7/16/2028
	7/30/2018		8,542	1,458	(11)	9.68	7/30/2028
	1/24/2019		13,125	4,875	(12)	7.97	1/24/2029
	1/23/2020		16,771	18,229	(13)	6.85	1/23/2029
	2/8/2021		—	38,500	(9)	5.89	2/8/2031
	6/16/2021		—	25,000	(14)	4.33	6/16/2031
Seline Miller	4/15/2021		—	16,000	(15)	4.81	4/15/2031
Clinton Musil	7/1/2020		43,750	—	(16)	5.88	7/1/2030
Howard Levy (17)	4/8/2016		6,666	—		22.80	4/18/2026
	7/11/2017		81,218	—		4.63	7/11/2027
	1/12/2018		29,563	—		15.13	1/12/2028
	7/30/2018		27,708	—		9.68	7/30/2028
	1/24/2019		21,875	—		7.97	1/24/2029
	1/23/2020		16,875	—		6.85	1/23/2030

(1)
These stock options were granted by the Board on the grant dates listed but were assumed by the Company upon the closing of the merger on August 20, 2015 and converted into options to purchase common stock of the Company as described in the table.

(2)	These options became fully vested on August 20, 2019.
(3)	These options became fully vested on September 1, 2019.
(4)	These options became fully vested on June 15, 2021.
(5)
The remaining portion of these options to purchase common stock vests at the rate of 1/48th of the total number of shares subject to the option on the 12th day of each month, with the final tranche vesting on January 12, 2022.

(6)
The remaining portion of these options to purchase common stock vests at the rate of 1/48th of the total number of shares subject to the option on the 13th day of each month, with the final tranche vesting on June 13, 2022.

(7)
The remaining portion of these options to purchase common stock vests at the rate of 1/48th of the total number of shares subject to the option on the 24th day of each month, with the final tranche vesting on January 24, 2022.

(8)
The remaining portion of these options to purchase common stock vests at the rate of 1/48th of the total number of shares subject to the option on the 23rd day of each month, with the final tranche vesting on January 23, 2024.

(9)
These options to purchase common stock vest at the rate of 1/4 of the total number of shares subject to the option on February 8, 2022 and at the rate of 1/48th of the total number of shares subject to the option on the 23rd day of each month thereafter, with the final tranche vesting on February 8, 2025.

(10)
The remaining portion of these options to purchase common stock vests at the rate of 1/48th of the total number of shares subject to the option on the 2nd day of each month, with the final tranche vesting on July 2, 2022.

(11)
The remaining portion of these options to purchase common stock vests at the rate of 1/48th of the total number of shares subject to the option on the 1st day of each month, with the final tranche vesting on July 1, 2022.

(12)
The remaining portion of these options to purchase common stock vests at the rate of 1/48th of the total number of shares subject to the option on the 24th day of each month, with the final tranche vesting on January 24, 2023.

(13)
The remaining portion of these options to purchase common stock vests at the rate of 1/48th of the total number of shares subject to the option on the 23rd day of each month, with the final tranche vesting on January 23, 2024.

(14)
These options to purchase common stock vest at the rate of 1/4 of the total number of shares subject to the option on June 16, 2022 and at the rate of 1/48th of the total number of shares subject to the option on the 16th day of each month thereafter, with the final tranche vesting on June 16, 2025.

(15)
These options to purchase common stock vest at the rate of 1/4 of the total number of shares subject to the option on March 29, 2022 and at the rate of 1/48th of the total number of shares subject to the option on the 29th day of each month thereafter, with the final tranche vesting on March 29, 2025.

(16)	These options were fully vested as of October 29, 2021, the date of Mr. Musil’s resignation from the Company
(17)	The options listed for Dr. Levy were fully vested as of August 15, 2021, the date of Dr. Levy’s retirement from the Company.
Director Compensation
Pursuant to our
non-employee
directors’ compensation policy (directors who are employees of the Company will not receive any compensation for their service on the Board), our non-employee
directors are eligible to receive the following:

•	Initial Equity Grants. Each non-employee director who joins the Board will receive an option to purchase 28,000 shares of common stock, which will vest over three years, subject to continued service.

•
Annual Retainers. Each
non-employee
director will receive an annual retainer for service on the Board consisting of an option to purchase 14,000 shares of the common stock, to be awarded at the Company’s annual stockholders’ meeting and which will vest over one year. This is in addition to annual cash retainers for service on the Board and committees of the Board, or for service as chair of the Board or such committees (inclusive of retainers for service as a member), which are paid quarterly and which amounts are as follows:

Additional annual retainer fees for service as member or chair of	Member	Chair
Board of Directors	$40,000	$75,000
Audit Committee	$9,000	$18,000
Compensation Committee	$7,000	$14,000
Governance and Nominating Committee	$5,000	$10,000
Pursuant to a policy approved by our Board, each director may elect to receive some or all of his or her retainer service fees in the form of fully vested shares of Company common stock.
Director Compensation for 2021
The following table shows for the year ended December 31, 2021 certain information with respect to the compensation of our non-employee
directors serving during 2021. For information regarding compensation paid to Dr. Usman, see the “Summary Compensation Table” on page 10.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($) (1)(2)	Stock Grants ($) (3)	Total ($)
Augustine Lawlor	22,750	46,478	71,991	141,219
Andrea Hunt	10,625	46,478	39,336	96,439
Eddie Williams	12,250	46,478	35,694	94,422
Errol B. De Souza	14,750	46,478	44,242	105,470
Geoffrey Ling	—	46,478	46,940	93,418
Jeanne Jew	12,250	90,213	—	102,463
Sharon Tetlow	58,000	46,478	—	104,478

(1)
The amounts in this column reflect the aggregate grant date fair value of stock options granted during the fiscal year ended December 31, 2021 calculated in accordance with ASC 718, disregarding the potential for forfeitures.

(2)	The following table sets forth the aggregate number of option awards held by each non-employee director serving in 2021 as of December 31, 2021:

Name	Aggregate Number of Option Awards
Augustine Lawlor	40,500
Andrea Hunt	39,000
Eddie Williams	41,581
Errol B. De Souza	29,000
Geoffrey Ling	29,000
Jeanne Y. Jew	28,000
Sharon Tetlow	29,000

(3)	The amounts in this column reflect the board of director fees board members elected to receive in fully vested non-restricted common stock awards in lieu of cash compensation.
Compensation Committee Interlocks and Insider Participation
None of the directors who served on our Compensation Committee during the fiscal year ended December 31, 2021 was an officer within the meaning of
Rule 3b-2
under the Exchange Act, or an employee of the Company during or prior to the fiscal year ended December 31, 2021 nor did any of such directors have any relationship during the past year that would have been required to be disclosed pursuant to Item 404 of Regulation
S-K.
None of our executive officers currently serve, or in the past year have served, as a member of the board of directors or compensation committee, or other committee serving an equivalent function, of any other entity that has one or more executive officer serving on our Board or Compensation Committee.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Equity Compensation Plan Information
The following table sets forth certain information as of December 31, 2021 with respect to the Company’s equity compensation plans and standalone options.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options Warrants and Rights (A)	Weighted-Average Exercise Price of Outstanding Options (B)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A)) (C)
Equity compensation plans approved by security holders (1)	2,599,201	$7.62	3,566,260	(2)
Equity compensation plans not approved by security holders (3)	7,429	$32.17	–
Total	2,606,630	$39.79	3,566,260

(1)	Includes shares issued or issuable upon the exercise of stock option or other stock-based awards under the 2018 Plan, the 2015 Plan and the 2006 Plan.

(2)
Includes 3,330,791 shares available for issuance under the 2018 Plan and 235,469 shares available for issuance under the ESPP, including shares subject to purchase during the current purchase period, which commenced on February 10, 2022 (the exact number of which will not be known until the purchase date on August 9, 2022). In addition, the ESPP provides for an annual increase to the number of shares of our common stock available for issuance thereunder on the first business day of each calendar year, equal to the lesser of (x) 120,000 shares, (y) 1.0 percent of the number of shares of our common stock outstanding as of the last day of the immediately preceding calendar year, and (z) a lesser number of shares determined by the ESPP administrator.

(3)
Includes an aggregate of 763 shares issuable upon the exercise of standalone options with a weighted average exercise price of $114.00, issued to Dr. Hansoo Keyoung by Catalyst and assumed in connection with the merger (the “
Keyoung Grants
”). Also includes 6,666 shares issuable upon the exercise of a standalone option with an exercise price of $22.80, issued to Dr. Levy, as a material inducement to the decision of Dr. Levy to accept employment as Chief Medical Officer of the Company (the “
Levy Grant
”).

Security Ownership of Certain Beneficial Owners and Management
The following table sets forth certain information with respect to the beneficial ownership of our common stock as of March 31, 2022, for:

(1)	each person or group of affiliated persons known by us to be the beneficial owner of more than 5% of our common stock;

(2)	each of our named executive officers;

(3)	each of our directors; and

(4)	all current executive officers and directors as a group.
Applicable percentage ownership is based on 31,477,053 shares of common stock outstanding at March 31, 2022. We have determined beneficial ownership in accordance with SEC rules. The information does not necessarily indicate beneficial ownership for any other purpose. Under these rules, the number of shares of common stock deemed outstanding includes shares issuable upon exercise of options or warrants, or the conversion of convertible notes, held by the respective person or group that may be exercised or converted within 60 days after March 31, 2022. For purposes of calculating each person’s or group’s percentage ownership, stock options and warrants exercisable, and notes convertible, within 60 days after March 31, 2022 are included for that person or group, but not the stock options of any other person or group.
Unless otherwise indicated and subject to applicable community property laws, to our knowledge, each stockholder named in the following table possesses sole voting and investment power over the shares listed. Unless otherwise noted below, the address of each person listed in the table is c/o Catalyst Biosciences, Inc., 611 Gateway Blvd., Suite 710, S. San Francisco, CA 94080.

Name	Number of Shares Owned and Nature of Beneficial Ownership		Percent of Class
5% or Greater Stockholders
Nantahala Capital Management, LLC	2,761,660	(1)	8.8%
Laurence W. Lytton	1,864,115	(2)	5.9%
Renaissance Technologies LLC	1,771,908	(3)	5.6%
OrbiMed Capital LLC	1,729,402	(4)	5.5%
JDS1, LLC	1,651,132	(5)	5.2%
Directors and Named Executive Officers
Nassim Usman, Ph.D.	651,156	(6)	2.0%
Grant Blouse	91,948	(7)	*
Seline Miller	7,917	(8)	*
Augustine Lawlor	75,288	(9)	*
Andrea Hunt	53,228	(10)	*
Eddie Williams	59,804	(10)	*
Errol B. De Souza	57,382	(11)	*
Geoffrey Ling	44,568	(12)	*
Jeanne Y. Jew	—		—
Sharon Tetlow	16,413	(12)	*
All Directors and Executive Officers as a Group (10 persons)	1,057,704		3.3%

*	Indicates less than 1% of class.
(1)
The information reported is based on a Schedule 13G/A filed with the SEC on February 14, 2022. The shares are held directly by Nantahala Capital Management, LLC (“
Nantahala
”). Wilmot B. Harkey and Daniel Mack, as managing members of Nantahala, may be deemed to have shared voting and dispositive power of these shares. The principal business address of Nantahala is 130 Main St. 2nd Floor, New Canaan, CT 06840.

(2)
The information reported is based on a Schedule 13G filed with the SEC on March 4, 2022. The shares are held directly by Laurence W. Lytton. The principal business address of Mr. Lytton is 467 Central Park West, New York, NY 10025.

(3)
The information reported is based on a Schedule 13G filed jointly by Renaissance Technologies LLC (“
Renaissance
”) and Renaissance Technologies Holdings Corporation (“
Renaissance Holdings
”) with the SEC on February 11, 2022. The shares are held directly by Renaissance. Renaissance Holdings is the majority owner of Renaissance and as such, may be deemed to beneficially own the shares held by Renaissance. Renaissance and Renaissance Holdings have sole voting power over 1,347,877 shares held by Renaissance and shared dispositive power over 1,771,908 shares held by Renaissance. The principal business address of Renaissance and Renaissance Holdings is 800 Third Avenue, New York, New York 10022.

(4)
The information reported is based on a Schedule 13G filed jointly by OrbiMed Capital LLC (“
OrbiMed
Capital
”) and OrbiMed Advisors LLC (“OrbiMed Advisors”) with the SEC on February 11, 2022. OrbiMed Capital directly holds, and has sole voting and dispositive power over, 1,350,602 shares. OrbiMed Advisors directly holds, and has shared voting and dispositive power over, 378,800 shares. OrbiMed Capital and OrbiMed Advisors directly hold such shares on behalf of other persons who have the right to receive or the power to direct the receipt of dividends from, or proceeds from the sale, of such shares. OrbiMed Capital and OrbiMed Advisors exercise investment and voting power over the shares through a management committee comprised of Carl L. Gordon, Sven H. Borho, and W. Carter Neild, each of whom disclaims beneficial ownership of such shares. The principal business address of OrbiMed Capital and OrbiMed Advisors is 601 Lexington Avenue, 54
th
Floor, New York, NY 10022.

(5)
The information reported is based on a Schedule 13D/A filed jointly by JDS 1, LLC (“JDS1”), CCUR Holdings, Inc (“CCUR Holdings”), CIDM II, LLC (“CIDM II”), Julian D. Singer, David S. Oros, Shelly C. Lombard, Matthew Stecker and Igor Volshteyn with the SEC on March 16, 2022. JDS1 may be deemed the beneficial owner of 1,312,532 shares comprised of (i) the 780,432 shares beneficially owned and held directly by JDS1, and (ii) as an affiliate of CCUR, the 532,100 shares beneficially owned and held directly by CCUR. CCUR beneficially owned 532,100 shares, which shares are held directly by CCUR. CIDM II, as the asset manager to CCUR, may be deemed the beneficial owner of the 532,100 Shares beneficially owned by CCUR. Mr. Singer, as the managing member of JDS1 and CIDM II, may be deemed the beneficial owner of 1,312,532 shares of Common Stock. Mr. Singer does not own any shares directly. Mr. Oros beneficially owned 338,600 Shares, which shares are held directly by him. None of Ms. Lombard and Messrs. Stecker and Volshteyn beneficially owned any shares. The principal business address of each of JDS1, CIDM II, and Mr. Singer is 2200 Fletcher Avenue, Suite 501, Fort Lee, New Jersey 07024. The address of the principal office of CCUR is 3800 N Lamar Boulevard, Suite 200, Austin, Texas 78756. The address of the principal office of Mr. Oros is 702 W. Lake Avenue, Baltimore, Maryland 21210. The address of the principal office of Ms. Lombard is 44 Morse Avenue, Bloomfield, NJ 07003. The address of the principal office of Mr. Stecker is c/o Evolving Systems, Inc., 9800 Pyramid Court, Suite 400, Englewood, CO 80112. The address of the principal office of Mr. Volshteyn is c/o CCUR Holdings, Inc., 3800 N Lamar Boulevard, Suite 200, Austin, Texas 78756.

(6)
Includes (i) 8,456 shares held by the Usman Family Trust, of which Dr. Usman is a co-trustee
with Susan L. Usman, (ii) 1,168 shares held in an IRA, and (iii) 620,241 shares issuable upon the exercise of options that are vested and exercisable within 60 days of March 31, 2022.

(7)	Includes 85,781 shares issuable upon the exercise of options that are vested and exercisable within 60 days of March 31, 2022.
(8)	Includes 4,667 shares issuable upon the exercise of options that are vested and exercisable within 60 days of March 31, 2022.
(9)	Includes (i) 24,215 shares held by the Lawlor Family Trust UAD 4-17-00, and (ii) 26,500 shares issuable upon the exercise of options that are vested and exercisable within 60 days of March 31, 2022.
(10)	Includes 25,000 shares issuable upon the exercise of options that are vested and exercisable within 60 days of March 31, 2022.
(11)	Includes 27,581 shares issuable upon the exercise of options that are vested and exercisable within 60 days of March 31, 2022.
(12)	Includes 12,778 shares issuable upon the exercise of options that are vested and exercisable within 60 days of March 31, 2022.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Described below are the transactions and series of similar transactions since January 1, 2020 in which:

•
transactions in which the amount involved exceeds the lesser of $120,000 or one percent of the average of the smaller reporting company’s total assets at year-end
for the last two completed fiscal years; and

•
any of the directors, executive officers, holders of more than 5% of capital stock (sometimes referred to as “5% stockholders” below) of the Company or any member of their immediate family had or will have a direct or indirect material interest (other than transactions described under the heading “Executive Compensation”).

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
Strategic Research Collaboration with Mosaic Biosciences, Inc. (“
Mosaic
”)
On October 24, 2017, the Company announced a strategic research collaboration with Mosaic to develop intravitreal anti-complement factor 3 (C3) products for the treatment of dry
Age-related
Macular Degeneration (AMD) and other retinal diseases. On December 21, 2018, the Company amended its collaboration agreement with Mosaic to, among other things, include certain additional products. In consideration for its co-funded
research, Mosaic is entitled to a low double-digit percentage of funds the Company receives from any C3 collaboration. Mosaic is also entitled to sublicense fees and/or research and development and commercial milestones and royalties on one non-C3
complement product. On December 18, 2019, the Company entered into the second amendment to the Mosaic collaboration agreement following completion of the co-funded
research. Pursuant to the second amendment, any future services provided by Mosaic will be performed on a fee-for-service
basis. In connection with the Biogen Agreement, the Company received a $15.0 million upfront license fee on January 10, 2020. The Company paid Mosaic a $3.0 million sublicense fee.
On May 8, 2020, the Company entered into a subsequent amendment to the Mosaic collaboration agreement. As part of this amendment, the Company paid a one-time
$0.8 million cash payment to Mosaic, and Mosaic is eligible to receive up to $4.0 million in potential future milestone payments related to regulatory and clinical development events for CB
2782-PEG
and an additional anti-complement product candidate in lieu of the Company’s obligations to pay Mosaic a double-digit percentage of funds the Company receives from Biogen or any other amounts the Company receives related to sublicense fees, research and development payments, or any other research, regulatory, clinical or commercial milestones and royalties on any other development candidates. The Company now owns one hundred percent of all future payment streams related to these product candidates. Dr. Usman, our Chief Executive Officer and a member of our Board, and Mr. Lawlor, a managing director of HealthCare Ventures VIII, L.P. and a member of our Board, were members of the board of directors of Mosaic. Mr. Lawlor may be deemed to indirectly beneficially own all of the shares of Mosaic held by Healthcare Ventures VIII, L.P. As of June 30, 2020, Dr. Usman and Mr. Lawlor no longer serve on the board of directors of Mosaic. The Mosaic collaboration was reviewed by disinterested members of our Board and approved by our Audit Committee.

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
Director Independence
Nasdaq’s listing standards and Catalyst’s Corporate Governance Guidelines require that the Board consist of a majority of independent directors, as determined under the applicable Nasdaq listing standard. The Board, consistent with the determination of its Governance and Nominating Committee, has determined that each of Ms. Jew, Mr. Lawlor, Ms. Hunt, Mr. Williams, Dr. De Souza, Ms. Tetlow and Dr. Ling qualify as an independent director. In addition, as further required by Nasdaq rules, the Board, consistent with the determination of its Governance and Nominating Committee, has made a subjective determination as to each independent director that no relationships exist which, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In making these determinations, our directors reviewed and discussed information provided by our directors and us with regard to each director’s business and personal activities as they may relate to us and our management.

Item 14. Principal Accounting Fees and Services
Current Independent Registered Public Accounting Firm Fees
The following table sets forth the fees for professional services rendered by EisnerAmper LLP, the Company’s independent registered public accounting firm, in connection with the audits of our annual financial statements for the years ended December 31, 2021 and 2020 and for other services rendered by EisnerAmper LLP during those periods. All fees described below were approved by the Audit Committee.

	Fiscal 2021	Fiscal 2020
Audit Fees (1)	$228,800	$303,903
Audit-Related Fees:	—	—
Tax Fees:	—	—
All Other Fees (2) :	$97,775	—

Total Fees:	$326,575	$303,903

(1)
Audit Fees include fees billed for the applicable year for services in connection with the audit of the Company’s financial statements included in its Annual Report on Form
10-K,
quarterly reports on Form
10-Q
and registration statements on Forms
S-3
and
S-8.

(2)	All Other Fees includes fees billed for the applicable year for comfort letters and consent letters delivered.
Audit Committee
Pre-Approval
Policy
The Audit Committee has adopted a policy that requires the Audit Committee to approve all audit and permissible non-audit
services to be provided by the independent registered public accounting firm prior to its engagement to provide such services. The Audit Committee has established a pre-approval
policy for certain audit and
non-audit
services, up to a specified amount for each identified service that may be provided by the independent registered public accounting firm. In addition, the Chairperson of the Audit Committee, or any member of the Audit Committee designated by the Chairperson, may specifically approve any service that is not a prohibited non-audit
service if the fees for such service are not reasonably expected to exceed $10,000. Any such approval by the Chairperson or his designee must be reported to the Audit Committee at its next scheduled meeting. The pre-approved
services of the independent registered public accounting firm, and corresponding maximum fees, are reviewed annually by the Audit Committee.

LIST OF EXHIBITS

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date

31.03	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.04	Certification of Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

104	Cover Page Interactive Data File (formatted as Inline XBRL)					X

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CATALYST BIOSCIENCES, INC .

(Registrant)

Date: May 2, 2022	/s/ Nassim Usman, Ph.D.
Nassim Usman, Ph.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 2, 2022	/s/ Seline Miller
Seline Miller
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)