Form 10-Q
period 2022-03-31
CATALYST BIOSCIENCES, INC.
filed 2022-05-09
CIK 1124105

31

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of April 29, 2022, the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 31,477,053.

CATALYST BIOSCIENCES, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Catalyst Biosciences, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	March 31, 2022	December 31, 2021
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$34,817	$44,347
Short-term investments	—	2,504
Accounts receivable, net	564	1,818
Prepaid and other current assets	1,322	2,807
Total current assets	36,703	51,476
Other assets, noncurrent	472	472
Right-of-use assets	2,242	2,744
Property and equipment, net	857	970
Total assets	$40,274	$55,662
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,706	$6,419
Accrued compensation	2,137	1,467
Deferred revenue	—	230
Other accrued liabilities	4,438	4,072
Operating lease liability	1,909	1,977
Total current liabilities	13,190	14,165
Operating lease liability, noncurrent	—	408
Total liabilities	13,190	14,573
Commitments and Contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized; 31,477,053 and 31,409,707 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	31	31
Additional paid-in capital	444,283	443,752
Accumulated deficit	(417,230)	(402,694)
Total stockholders’ equity	27,084	41,089
Total liabilities and stockholders’ equity	$40,274	$55,662

The accompanying notes are an integral part of these condensed consolidated financial statements.

Catalyst Biosciences, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Revenue:
License	$—	$—
Collaboration	794	1,467
License and collaboration revenue	794	1,467

Operating expenses:
Cost of license	—	—
Cost of collaboration	798	1,480
Research and development	9,703	17,013
General and administrative	4,994	5,412
Total operating expenses	15,495	23,905
Loss from operations	(14,701)	(22,438)
Interest and other income, net	165	—
Net loss and comprehensive loss	$(14,536)	$(22,438)
Net loss per share attributable to common stockholders, basic and diluted	$(0.46)	$(0.79)
Shares used to compute net loss per share attributable to common stockholders, basic and diluted	31,456,090	28,385,432

The accompanying notes are an integral part of these condensed consolidated financial statements.

Catalyst Biosciences, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance at December 31, 2021	—	$—	31,409,707	$31	$443,752	$—	$(402,694)	$41,089
Stock-based compensation expense	—	—	32,684	—	515	—	—	515
Issuance of common stock from stock grants	—	—	34,662	—	16	—	—	16
Net loss	—	—	—	—	—	—	(14,536)	(14,536)
Balance at March 31, 2022	—	$—	31,477,053	$31	$444,283	$—	$(417,230)	$27,084

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2020	—	$—	22,097,820	$22	$390,803	$5	$(314,761)	$76,069
Stock-based compensation expense	—	—	10,149	—	1,026	—	—	1,026
Issuance of common stock for public offering, net of issuance costs of $3,563	—	—	9,185,000	9	49,241	—	—	49,250
Issuance of common stock from stock grants	—	—	38,058	—	182	—	—	182
Net loss	—	—	—	—	—	—	(22,438)	(22,438)
Balance at March 31, 2021	—	$—	31,331,027	$31	$441,252	$5	$(337,199)	$104,089

The accompanying notes are an integral part of these condensed consolidated financial statements.

Catalyst Biosciences, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Operating Activities
Net loss	$(14,536)	$(22,438)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	515	1,026
Depreciation and amortization	113	45
Bad debt expense	200	—
Changes in operating assets and liabilities:
Accounts receivable	1,054	2,307
Prepaid and other current assets	1,485	(1,671)
Accounts payable	(1,713)	(2,969)
Accrued compensation and other accrued liabilities	1,036	(31)
Operating lease liability and right-of-use asset	26	26
Deferred revenue	(230)	(651)
Net cash flows used in operating activities	(12,050)	(24,356)

Investing Activities
Proceeds from maturities of short-term investments	2,504	27,581
Net cash flows provided by investing activities	2,504	27,581

Financing Activities
Issuance of common stock for public offering, net of issuance costs	—	49,277
Issuance of common stock from stock grants	16	182
Net cash flows provided by financing activities	16	49,459
Net increase (decrease) in cash and cash equivalents	(9,530)	52,684
Cash and cash equivalents at beginning of the period	44,347	30,360
Cash and cash equivalents at end of the period	$34,817	$83,044

The accompanying notes are an integral part of these condensed consolidated financial statements.

Catalyst Biosciences, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	Nature of Operations and Liquidity

Catalyst Biosciences, Inc. and its subsidiary (the “Company” or “Catalyst”) is a biopharmaceutical company with expertise in protease engineering and several protease assets that may address unmet medical needs in disorders of the coagulation and complement systems. The Company is focused on the monetization of its assets and is exploring several strategic alternatives. The Company is located in South San Francisco, California and operates in one segment.

The Company had a net loss of $14.5 million for the three months ended March 31, 2022 and an accumulated deficit of $417.2 million as of March 31, 2022. As of March 31, 2022, the Company had $34.8 million of cash and cash equivalents. Its primary uses of cash are to fund operating and business development expenses and general and administrative expenditures. The Company believes that its existing cash and cash equivalents as of March 31, 2022 will be sufficient to fund its cash requirements for at least the next 12 months from the date of the filing of this report. The Company might raise funds through strategic collaborations, public or private financings or other arrangements. Such funding, if needed, may not be available on favorable terms, or at all. The Company will continue to evaluate the impact of the novel coronavirus disease (“COVID-19”) pandemic on its business, operations, and cash requirements.
2.	Summary of Significant Accounting Policies

Basis of Presentation

The Company’s condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and following the requirements of the Securities and Exchange Commission (the “SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted. These financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the Company’s financial information. These interim results and cash flows for any interim period are not necessarily indicative of the results to be expected for the year ending December 31, 2022, or for any other future annual or interim period.

The accompanying condensed consolidated financial statements and related financial information should be read in conjunction with the consolidated financial statements filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (“Annual Report”).

Accounting Pronouncements Recently Adopted

In May 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. The amendments in ASU 2021-04 provide guidance to clarify and reduce diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange. The amendments in this ASU 2021-04 are effective for all entities for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years, with early adoption permitted, including interim periods within those fiscal years. The Company adopted ASU 2021-04 and related updates on January 1, 2022, and the adoption did not have a material impact on its condensed consolidated financial statements.

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

For a description of the fair value hierarchy and the Company’s fair value methodology, see “Part II - Item 8 - Financial Statements and Supplementary Data - Note 3 – Summary of Significant Accounting Policies” in the Company’s Annual Report. There were no significant changes in these methodologies during the three months ended March 31, 2022.

The following tables present the fair value hierarchy for assets and liabilities measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds(1)	$34,817	$—	$—	$34,817
Total financial assets	$34,817	$—	$—	$34,817

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds(1)	$44,347	$—	$—	$44,347
U.S. government agency securities(2)	2,504	—	—	2,504
Total financial assets	$46,851	$—	$—	$46,851

(1)	Included in cash and cash equivalents on the accompanying condensed consolidated balance sheets.
(2)	Included in short-term investments on the accompanying condensed consolidated balance sheets and classified as available-for-sale debt securities.

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximate their fair values due to the short-term maturity of these instruments.
4.	Financial Instruments

Cash equivalents and short-term investments (debt securities) which are classified as available-for-sale debt securities, consisted of the following (in thousands):

March 31, 2022	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds (cash equivalents)	$34,817	$—	$—	$34,817
Total financial assets	$34,817	$—	$—	$34,817
Classified as:
Cash and cash equivalents				$34,817
Total				$34,817

December 31, 2021	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds (cash equivalents)	$44,347	$—	$—	$44,347
U.S. government agency securities	2,504	—	—	2,504
Total financial assets	$46,851	$—	$—	$46,851
Classified as:
Cash and cash equivalents				$44,347
Short-term investments				2,504
Total				$46,851

There have been no material realized gains or losses on available-for-sale debt securities for the periods presented. As of March 31, 2022, the Company had no available-for-sale debt securities.

5.	Lease

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

In March 2022, the Company entered into a sublease agreement for one of its leased facilities that commenced in April 2022. Under the terms of the sublease agreement, the Company will receive $0.2 million in base lease payments over the term of the sublease, which ends in April 2023.

For the three months ended March 31, 2022 and 2021, the Company’s operating lease expense was $0.5 million and $0.2 million, respectively. The present value assumptions used in calculating the present value of the lease payments were as follows:

	March 31, 2022	December 31, 2021
Weighted-average remaining lease term	1.1 years	1.3 years
Weighted-average discount rate	4.8%	4.8%

The maturity of the Company’s operating lease liabilities as of March 31, 2022 were as follows (in thousands):

Year Ending December 31,	Amount
Remaining in 2022	$1,543
2023	410
Total undiscounted lease payments	1,953
Less imputed interest	(44)
Total operating lease liability	$1,909

Supplemental cash flow information related to operating leases was as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities	$502	$182

6.	Stock Based Compensation

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

The following table summarizes stock option activity under the Company’s 2018 Plan and related information:

	Number of Shares Underlying Outstanding Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)
Outstanding — December 31, 2021	2,603,630	$7.70	7.46
Options granted	879,200	$0.52
Options forfeited	(658,947)	$5.20
Options expired	(46,173)	$9.81
Outstanding — March 31, 2022	2,777,710	$5.92	8.00
Exercisable — March 31, 2022	1,305,020	$9.42

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

The fair value of employee stock options was estimated using the following weighted-average assumptions:

	Three Months Ended March 31,
	2022	2021
Employee Stock Options:
Risk-free interest rate	1.87%	0.69%
Expected term (in years)	6.1	6.1
Dividend yield	—	—
Volatility	91.54%	93.83%
Weighted-average fair value of stock options granted	$0.39	$4.70

Total stock-based compensation expense recognized was as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Research and development	$128	$369
General and administrative(1)	387	657
Total stock-based compensation expense	$515	$1,026

(1)

Included in general and administrative stock-based compensation for the three months ended March 31, 2022 is stock-based compensation expense related to 32,684 shares of common stock issued to certain board members in lieu of their cash compensation.

As of March 31, 2022, 2,937,588 shares of common stock were available for future grant.
7.	Collaborations

Mosaic

In October 2017, the Company entered into a strategic research collaboration with Mosaic Biosciences (“Mosaic”) to develop intravitreal anti-complement factor 3 (C3) products for the treatment of dry Age-related Macular Degeneration (AMD) and other retinal diseases. The Company subsequently amended this agreement in December 2018, December 2019 and May 2020.

Under the as amended Mosaic collaboration agreement, Mosaic is eligible to receive up to $4.0 million in potential future milestone payments related to regulatory and clinical development events for CB 2782-PEG and an additional anti-complement product candidate in lieu of the Company’s prior obligations to pay Mosaic a double-digit percentage of funds the Company receives from Biogen or any other amounts the Company receives related to sublicense fees, research and development payments, or any other research, regulatory, clinical or commercial milestones and royalties on any other development candidates.

ISU Abxis

In December 2018, the Company entered into an amended and restated license agreement with ISU Abxis (the “A&R ISU Abxis Agreement”), which amended and restated its previous license and collaboration agreement with ISU Abxis previously entered into in September 2013, as subsequently amended in October 2014 and December 2016 (the “Original ISU Abxis Agreement”). Under the A&R ISU Abxis Agreement, ISU Abxis will receive commercialization rights in South Korea to the Company’s engineered Factor IX dalcinonacog alfa - DalcA and the Company will receive clinical development and commercialization rights in the rest of world (excluding South Korea) and manufacturing development and manufacturing rights worldwide (including South Korea). The A&R ISU Abxis Agreement eliminates the profit-sharing arrangement in the Original ISU Abxis Agreement and provides for a low single-digit royalty payment to ISU Abxis, on a country-by-country basis, for net product sales of DalcA by the Company or its affiliates in each country other than South Korea. Pursuant to the A&R ISU Abxis Agreement, the Company will also pay up to an aggregate of $19.5 million in milestone payments to ISU Abxis, including $2.5 million in regulatory and development milestone payments and up to $17.0 million in commercial milestone payments, if the applicable milestones are met. As of March 31, 2022, no milestones have been met.

Biogen

On December 18, 2019, the Company and Biogen International GmbH (“Biogen”) entered into a License and Collaboration Agreement (the “Biogen Agreement”), under which the Company granted Biogen a worldwide, royalty-bearing, exclusive, with the right to sublicense, license (“Exclusive License”) to develop and commercialize CB 2782-PEG and other anti-C3 proteases for potential treatment of dry AMD and other disorders. Pursuant to the Biogen Agreement, the Company performed certain pre-clinical and manufacturing activities (“Research Services”), and Biogen was solely responsible for funding the pre-clinical and manufacturing activities and performing IND-enabling activities, worldwide clinical development, and commercialization.

Under the terms of the Biogen Agreement, the Company received an up-front payment for the transfer of the Exclusive License (inclusive of certain know-how) of $15.0 million in January 2020. The Company was eligible to receive development milestones and sales milestones of up to $340.0 million. In addition, the Company was eligible to receive royalties in the range of single-digit to low double-digit percentage rates of annual net sales on a product-by-product and country-by-country basis. The Company also received reimbursements for costs associated with the performance of the Research Services.

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

In March 2022, the Company received written notice from Biogen to terminate the Biogen Agreement which will be effective in May 2022. As a result of the termination, Biogen will no longer have the Exclusive License to develop, manufacture and commercialize CB 2782-PEG and other anti-C3 proteases for potential treatment of dry AMD and other disorders. In March 2022, Biogen returned full rights to CB 2782-PEG.

For the three months ended March 31, 2022 and 2021, the Company recognized no license revenue from the Biogen Agreement.

For the three months ended March 31, 2022 and 2021, respectively, the Company recognized $0.8 million and $1.5 million in collaboration revenue for reimbursable out-of-pocket and personnel costs incurred related to Research Services.

For the three months ended March 31, 2022 and 2021, respectively, $0.7 million and $1.4 million of research and development expense was recorded as cost of collaboration revenue related to the Biogen Agreement.

For the three months ended March 31, 2022, the Company recognized $0.2 million of revenue from the beginning of period deferred revenue balance.

8.	Net Loss per Share Attributable to Common Stockholders

Since the Company was in a loss position for all periods presented, diluted net loss per share is the same as basic net loss per share for all periods as the inclusion of all potential common shares outstanding would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	Three Months Ended March 31,
	2022	2021
Options to purchase common stock	2,777,710	3,208,145
Common stock warrants	85	85
Total	2,777,795	3,208,230

9.	Commitments and Contingencies

Manufacturing Agreements

The Company signed an agreement with AGC Biologics, Inc. (“AGC”) to perform certain manufacturing services related to the Company’s collaboration agreement with Biogen, which includes firm work orders totaling $0.7 million. The payment obligations were fully paid off as of March 31, 2022.

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

On September 16, 2021, the Company signed a Manufacturing and Research and Development Studies Agreement to support the lyophilized drug product, CB 4332. The agreement covers analytical method qualification to support good manufacturing practices (“GMP”) manufacturing. The Company currently has firm work orders related to this agreement totaling $0.3 million and the payment obligations remaining as of March 31, 2022 were $0.1 million.

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
10.	Interest and Other Income, Net

The following table shows the detail of interest and other income, net as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Interest income	$2	$17
Gain from extinguishment of liability	180	—
Other	(17)	(17)
Total interest and other income, net	$165	$—

11.	Restructuring

In November 2021, the Board approved a restructuring of its business based on its decision to stop the clinical development of MarzAA and focus solely on its complement programs and protease medicines platform. The restructuring included a reduction-in-force whereby approximately 35% of employees were terminated. During the year ended December 31, 2021, the Company recorded charges of $0.4 million related to one-time severance costs and related expenses in connection with the workforce reduction, and charges of $3.8 million related to the write-off of prepaid manufacturing costs that will no longer be used for the clinical development of MarzAA. The remaining restructuring liability of $0.2 million will be paid during the second quarter of 2022.

In March 2022, the Board approved a further reduction of its workforce as part of its restructuring plan whereby 22 full-time employees were terminated. Following this reduction, the Company will have five full-time employees remaining. As of March 31, 2022, the Company recorded an additional liability of $1.0 million for severance and other charges related to the reduction-in-force, recognized as an operating expense within the consolidated statements of operations, which the Company expects to pay in the second quarter of 2022.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless otherwise indicated, in this Quarterly Report on Form 10-Q, references to “Catalyst,” “we,” “us,” “our” or the “Company” mean Catalyst Biosciences, Inc. and our subsidiary. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and related notes that appear in this Quarterly Report on Form 10-Q (this “Report”) and with the audited consolidated financial statements and related notes that are included as part of our Annual Report on Form 10-K for the year ended December 31, 2021 (“Annual Report”).

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

Overview

We are a biopharmaceutical company with expertise in protease engineering and several protease assets that may address unmet medical needs in disorders of the complement or coagulation systems. Proteases are an important class of enzymes, which are key natural regulators of many biological processes, including the complement system. Our complement pipeline includes the development candidates CB 4332 and CB 2782-PEG. CB 4332 is a wholly owned, first-in-class improved albumin-fused Complement Factor I (“CFI”) molecule intended for prophylactic subcutaneously (“SQ”) or intravitreal (“IVT”) administration in individuals with an imbalance in complement homeostasis or a CFI deficiency. CB 2782-PEG is a potential best-in-class component 3 (“C3”) degrader product candidate in preclinical development for the treatment of dry age-related macular degeneration (“AMD”). We have proteases from our ProTUNE™ C3b/C4b degrader and ImmunoTUNE™ C3a/C5a degrader platforms designed to target specific disorders of the complement or inflammatory pathways. These programs all target diseases caused by deficient regulation of the complement system and inflammation. We have also used our protein engineering platform to develop potential therapies for coagulation disorders, including marzeptacog alfa (activated) (“MarzAA”), a SQ administered next-generation engineered coagulation Factor VIIa (“FVIIa”) for the treatment of episodic bleeding and prophylaxis in subjects with rare bleeding disorders, and dalcinonacog alfa (“DalcA”), a next-generation SQ FIX, both of which has shown sustained efficacy and safety in mid-stage clinical trials. As of March this year we ceased the development of our protease programs and are focused on the monetization of our assets.

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

The following table summarizes our current programs with their latest stage of development.

Partnering Opportunities – Last stage completed

Hemostasis

SQ Marzeptacog alfa (FVIIa) "MarzAA"
Hemophilia A or B with inhibitors – ToB

FVIID/Glanzmann/Hemlibra – ToB

Complement

IVT CB 2782-PEG
C3 degrader for Dry AMD

SQ CB 4332 Enhanced CFI

C3b/C4b degraders

C3a/C5a degraders

Hemostasis

SQ Dalcinonacog alfa (FIX) "DalcA"
Hemophilia B

CB 2679d-GT
Hemophilia B FIX Gene Therapy

R
PC
P1/2
P2
P3

© Catalyst Biosciences

1

In February 2022, we announced that we had engaged Perella Weinberg Partners as a financial advisor to assist us in exploring strategic alternatives to monetize our assets.

Program Status

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

Recent Financing

We have no drug products approved for commercial sale and have not generated any revenue from drug product sales. From inception to March 31, 2022, we have raised net proceeds of approximately $510.1 million, primarily from private placements of convertible preferred stock since converted to common stock, proceeds from our merger with Targacept, issuances of shares of common stock and warrants, including $84.3 million in total cash receipts from our license and collaboration agreements.

We have never been profitable and have incurred significant operating losses in each year since inception. Our net losses were $14.5 million and $22.4 million for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, we had an accumulated deficit of $417.2 million. As of March 31, 2022, our cash and cash equivalents balance was $34.8 million. Substantially all our operating losses were incurred in our research and development programs and in our general and administrative operations.

Financial Operations Overview

License and Collaboration Revenue

License and collaboration revenue consists of revenue earned for performance obligations satisfied pursuant to our license and collaboration agreement with Biogen which was entered into in December 2019. In consideration for the grant of an exclusive license and related know-how, we received an up-front license payment of $15.0 million in January 2020, which was recorded in license revenue during the year ended December 31, 2020. We recognized collaboration revenue for reimbursable third-party vendor, out-of-pocket and personnel costs pertaining to the Biogen Agreement of $0.8 million and $1.5 million for the three months ended March 31, 2022 and 2021, respectively. In March 2022, we received notice that Biogen is terminating the license and collaboration agreement. Under the terms of the Biogen Agreement, termination will be effective in May 2022.

We have not generated any revenue from the sale of any drug products and we do not expect to generate any revenue from the sale of drug products until we obtain regulatory approval of and commercialize our product candidates.

Cost of License and Collaboration Revenue

Cost of license and collaboration revenue consists of fees for research and development services payable to third-party vendors, and personnel costs, corresponding to the recognition of license and collaboration revenue from Biogen. Cost of license and collaboration revenue does not include any allocated overhead costs. In connection with the license revenue recognized from Biogen as discussed above in 2020, we paid Mosaic a $3.0 million sublicense fee and recorded such payment as cost of license. We recognized third-party vendor, out-of-pocket and personnel costs, most of which were reimbursable, pertaining to the Biogen Agreement of $0.8 million and $1.5 million for the three months ended March 31, 2022 and 2021, respectively, and recorded such costs as cost of collaboration revenue.

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

The table below details our internal and external costs for research and development for the period presented (in thousands). See Overview and Program Status for further discussion of the current research and development programs.

	Three Months Ended March 31,
	2022	2021
Personnel and other	$4,140	$4,624
Complement	3,383	4,650
Hemophilia	2,052	7,370
Stock-based compensation	128	369
Total research and development expenses	$9,703	$17,013

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

Since we have ceased research and development activities, we expect our aggregate research and development expenses will be minimal during the next year as we continue to explore strategic opportunities for the clinical and manufacturing development of our programs.

On May 20, 2016, we signed a development and manufacturing services agreement with AGC, pursuant to which AGC will conduct manufacturing development of agreed upon product candidates. We will own all intellectual property developed in such manufacturing development activities that are specifically related to our product candidates and will have a royalty-free and perpetual license to use AGC’s intellectual property to the extent reasonably necessary to make these product candidates, including commercial manufacturing. As of March 31, 2022, six GMP batches have been manufactured at AGC in addition to an engineering batch.

The initial term of the agreement is ten years or, if later, until all stages under outstanding statements of work have been completed. Either party may terminate the agreement in its entirety upon written notice of a material uncured breach or upon the other party’s bankruptcy, and we may terminate the agreement upon prior notice for any reason. In addition, each party may terminate the agreement in the event that the manufacturing development activities cannot be completed for technical or scientific reasons. We had firm work orders with AGC to manufacture MarzAA and DalcA to support clinical trials totaling $15.8 million. The payment obligations were fully paid off as of December 31, 2021. We also have firm work orders with AGC to perform certain manufacturing services related to our collaboration agreement with Biogen totaling $0.7 million and the payment obligations were fully paid off as of March 31, 2022.

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

On September 16, 2021, we signed a Manufacturing and Research and Development Studies Agreement to support the lyophilized drug product, CB 4332. The agreement covers analytical method qualification to support GMP manufacturing. We have firm work orders related to this agreement totaling $0.3 million and the payment obligations remaining as of March 31, 2022 were $0.1 million.

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

Results of Operations

The following table set forth our results of operations data for the periods presented (in thousands):

	Three Months Ended March 31,
	2022	2021	Change ($)	Change (%)
Revenue:
License	$—	$—	$—	*
Collaboration	794	1,467	(673)	46%
License and collaboration revenue	794	1,467	(673)	46%
Operating expenses:
Cost of license	—	—	—	*
Cost of collaboration	798	1,480	(682)	46%
Research and development	9,703	17,013	(7,310)	43%
General and administrative	4,994	5,412	(418)	8%
Total operating expenses	15,495	23,905	(8,410)	35%
Loss from operations	(14,701)	(22,438)	7,737	34%
Interest and other income, net	165	—	165	*
Net loss and comprehensive loss	$(14,536)	$(22,438)	$7,902	35%

*Not meaningful

License and Collaboration Revenue

License and collaboration revenue was $0.8 million and $1.5 million during the three months ended March 31, 2022 and 2021, respectively.  In the three months ended March 31, 2022 and 2021, revenue consisted primarily of reimbursable collaboration expenses from our Biogen Agreement.

Cost of License and Collaboration

Cost of license and collaboration revenue was $0.8 million and $1.5 million during the three months ended March 31, 2022 and 2021, respectively. Cost of collaboration for the three months ended March 31, 2022 and 2021 was primarily reimbursable third-party vendor and personnel costs we incurred pertaining to the Biogen Agreement.

Research and Development Expenses

Research and development expenses were $9.7 million and $17.0 million during the three months ended March 31, 2022 and 2021, respectively, a decrease of $7.3 million, or 43%. The decrease was due primarily to a decrease of $5.3 million in hemophilia-related costs, a decrease of $1.3 million in complement-related costs, a decrease of $0.5 million in personnel-related costs, and a decrease of $0.2 million in stock-based compensation expense. Research and development expenses for the three months ended March 31, 2022 include approximately $0.6 million of severance and other costs related to our reduction-in-force.

General and Administrative Expenses

General and administrative expenses were $5.0 million and $5.4 million during the three months ended March 31, 2022 and 2021, respectively, a decrease of $0.4 million, or 8%. The decrease was due primarily to a decrease of $0.6 million in professional services, partially offset by an increase of $0.2 million related to our allowance for doubtful accounts. General and administrative expenses for the three months ended March 31, 2022 include approximately $0.4 million of severance and other costs related to our reduction-in-force.

Interest and Other Income, Net

The $0.2 million increase in interest and other income, net for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 was primarily due to a $0.2 million gain recognized upon the extinguishment of a liability.

Recent Accounting Pronouncements

Refer to “Accounting Pronouncements Recently Adopted” included in Note 2, Summary of Significant Accounting Policies, in the “Notes to the Condensed Consolidated Financial Statements” in this Form 10-Q.

Liquidity and Capital Resources

As of March 31, 2022, we had $34.8 million of cash and cash equivalents. For the three months ended March 31, 2022, we had a $14.5 million net loss and $12.1 million cash used in operating activities. We have an accumulated deficit of $417.2 million as of March 31, 2022. Our primary uses of cash are to fund operating and business development expenses and general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

We believe that our existing capital resources, including cash and cash equivalents will be sufficient to meet our projected operating requirements for at least the next 12 months from the date of this filing. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. We plan to continue to fund losses from operations and capital funding needs through future equity and/or debt financings, as well as potential additional asset sales, licensing transactions, collaborations or strategic partnerships with other companies. At the year ended March 31, 2022, we had effective registration statements on Form S-3 that enable us to sell up to $150.0 million in securities subject to limitations under SEC rules. The sale of additional equity or convertible debt could result in additional dilution to our stockholders. The incurrence of indebtedness would result in debt service obligations and could result in operating and financing covenants that would restrict our operations. Licensing transactions, collaborations or strategic partnerships may result in us relinquishing valuable rights. We can provide no assurance that financing will be available in the amounts we need or on terms acceptable to us, if at all. If we are not able to secure adequate additional funding we may be forced to delay, make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, and/or suspend or curtail planned programs. Any of these actions could materially harm our business.

The following table summarizes our cash flows for the periods presented (in thousands):

	Three Months Ended March 31,
	2022	2021
Cash used in operating activities	$(12,050)	$(24,356)
Cash provided by investing activities	2,504	27,581
Cash provided by financing activities	16	49,459
Net (decrease) increase in cash and cash equivalents	$(9,530)	$52,684

Cash Flows from Operating Activities

Cash used in operating activities for the three months ended March 31, 2022 was $12.1 million. The most significant component of our cash used was a net loss of $14.5 million. This included non-cash expense related to stock-based compensation of $0.5 million, bad debt expense of $0.2 million and depreciation and amortization of $0.1 million. In addition, cash inflow of $1.7 million was attributable to the change in our net operating assets and liabilities primarily as a result of a $1.5 million decrease in prepaid and other current assets, a $1.1 million decrease in accounts receivable, and a $1.0 million increase in accrued compensation and other accrued liabilities, partially offset by a $1.7 million decrease in accounts payable and a $0.2 million decrease in deferred revenue related to the Biogen Agreement.

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

Cash Flows from Investing Activities

Cash provided by investing activities for the three months ended March 31, 2022 was $2.5 million, due primarily to proceeds from maturities of investments.

Cash provided by investing activities for the three months ended March 31, 2021 was $27.6 million, due primarily to proceeds from maturities of investments.

Cash Flows from Financing Activities

Cash provided by financing activities for the three months ended March 31, 2022 was due to the issuance of stock grants.

Cash provided by financing activities for the three months ended March 31, 2021 was $49.5 million, due to $49.3 million in net proceeds from the issuance of common stock related to our public offering in the first quarter of 2021 and $0.2 million in stock grants.

Critical Accounting Polices and Estimates

There have been no significant changes to our critical accounting policies since December 31, 2021. For a description of critical accounting policies that affect our significant judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements, refer to Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2022, our Chief Executive Officer and Interim Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective due to an unremediated material weakness in our internal control over financial reporting.

As we continue to evaluate our internal control over financial reporting, we may determine that additional measures should be taken to address the identified control deficiency or other deficiencies, and/or that we should modify the remediation plan described below. Notwithstanding the identified material weakness in our internal control over financial reporting, we have concluded that the consolidated financial statements and other financial information included in this Quarterly Report on Form10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows as of, and for, the periods presented.

Material Weakness in Internal Control Over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our consolidated financial statements will not be prevented or detected on a timely basis. In connection with management’s assessment of our internal control over financial reporting described above, management concluded that, as of March 31, 2022, a material weakness existed in our internal control over financial reporting.

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

Remediation Plans

To address our material weakness, we have implemented internal control activity over our accounting policy for monitoring and reviewing personnel contracts so that contracts with a significant impact are reviewed and U.S. GAAP is properly applied. We have formalized our internal control documentation and strengthened supervisory reviews by our management. While these actions and planned actions are subject to ongoing management evaluation and will require validation and testing of the design and operating effectiveness of internal controls over a sustained period to ensure proper seasoning and implementation, we are committed to continuous improvement and will continue to diligently review our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

We are taking actions to remediate the material weakness relating to our internal control over financial reporting as described above. Except as described above, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are not a party to any material legal proceedings.

ITEM 1A.	RISK FACTORS

The risk factors disclosed in “Part I - Item 1A - Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the Securities and Exchange Commission on March 31, 2022, disclose risk and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our common stock, and are incorporated herein by reference.

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

Not applicable.

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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of March 31, 2022 (unaudited) and December 31, 2021; (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2022 and 2021 (unaudited); (iii) the Condensed Consolidated Statement of Stockholders’ Equity as of March 31, 2022 and March 31, 2021 (unaudited); (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2022 and 2021 (unaudited); and (v) the Notes to Unaudited Interim Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CATALYST BIOSCIENCES, INC.

Date: May 9, 2022	/s/ Nassim Usman, Ph.D.
Nassim Usman, Ph.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2022	/s/ Seline Miller
Seline Miller
Interim Chief Financial Officer
(Interim Financial and Principal Accounting Officer)