Form 10-Q
period 2022-06-30
CATALYST BIOSCIENCES, INC.
filed 2022-08-15
CIK 1124105

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of July 29, 2022, the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 31,477,053.

CATALYST BIOSCIENCES, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Catalyst Biosciences, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	June 30, 2022	December 31, 2021
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$75,394	$44,347
Short-term investments	—	2,504
Accounts and other receivables, net	5,000	1,818
Prepaid and other current assets	914	2,807
Total current assets	81,308	51,476
Other assets, noncurrent	168	472
Right-of-use assets	1,733	2,744
Property and equipment, net	164	970
Total assets	$83,373	$55,662
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,037	$6,419
Accrued compensation	911	1,467
Deferred revenue	—	230
Other accrued liabilities	948	4,072
Operating lease liability	1,415	1,977
Total current liabilities	4,311	14,165
Operating lease liability, noncurrent	—	408
Total liabilities	4,311	14,573
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized; 31,477,053 and 31,409,707 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	31	31
Additional paid-in capital	444,629	443,752
Accumulated deficit	(365,598)	(402,694)
Total stockholders’ equity	79,062	41,089
Total liabilities and stockholders’ equity	$83,373	$55,662

The accompanying notes are an integral part of these condensed consolidated financial statements.

Catalyst Biosciences, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue:
Collaboration	$—	$1,132	$794	$2,599

Operating expenses (income):
Cost of collaboration	—	1,139	798	2,619
Research and development	1,871	15,389	11,574	32,402
General and administrative	3,844	4,518	8,838	9,930
Gain on disposal of assets, net	(57,245)	—	(57,245)	—
Total operating expenses (income)	(51,530)	21,046	(36,035)	44,951
Income (loss) from operations	51,530	(19,914)	36,829	(42,352)
Interest and other income (expense), net	102	(14)	267	(14)
Net income (loss)	$51,632	$(19,928)	$37,096	$(42,366)
Net income (loss) per share attributable to common stockholders, basic	$1.64	$(0.64)	$1.18	$(1.42)
Net income (loss) per share attributable to common stockholders, diluted	$1.64	$(0.64)	$1.18	$(1.42)
Shares used to compute net income (loss) per share attributable to common stockholders, basic	31,477,053	31,348,602	31,466,630	29,875,202
Shares used to compute net income (loss) per share attributable to common stockholders, diluted	31,482,925	31,348,602	31,469,566	29,875,202

The accompanying notes are an integral part of these condensed consolidated financial statements.

Catalyst Biosciences, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income (loss)	$51,632	$(19,928)	$37,096	$(42,366)
Other comprehensive loss:
Unrealized loss on available-for-sale debt securities	—	(3)	—	(3)
Total comprehensive income (loss)	$51,632	$(19,931)	$37,096	$(42,369)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Catalyst Biosciences, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2021	—	$—	31,409,707	$31	$443,752	$—	$(402,694)	$41,089
Stock-based compensation expense	—	—	32,684	—	515	—	—	515
Issuance of common stock from stock grants and option exercises	—	—	34,662	—	16	—	—	16
Net loss	—	—	—	—	—	—	(14,536)	(14,536)
Balance at March 31, 2022	—	—	31,477,053	31	444,283	—	(417,230)	27,084
Stock-based compensation expense	—	—	—	—	346	—	—	346
Net income	—	—	—	—	—	—	51,632	51,632
Balance at June 30, 2022	—	$—	31,477,053	$31	$444,629	$—	$(365,598)	$79,062

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2020	—	$—	22,097,820	$22	$390,803	$5	$(314,761)	$76,069
Stock-based compensation expense	—	—	10,149	—	1,026	—	—	1,026
Issuance of common stock from stock grants and option exercises	—	—	38,058	—	182	—	—	182
Issuance of common stock for public offering, net of issuance costs of $3,563	—	—	9,185,000	9	49,241	—	—	49,250
Net loss	—	—	—	—	—	—	(22,438)	(22,438)
Balance at March 31, 2021	—	—	31,331,027	31	441,252	5	(337,199)	104,089
Stock-based compensation expense	—	—	13,713	—	983	—	—	983
Issuance of common stock from stock grants and option exercises	—	—	5,000	—	23	—	—	23
Unrealized loss on available-for-sale debt securities	—	—	—	—	—	(3)	—	(3)
Net loss	—	—	—	—	—	—	(19,928)	(19,928)
Balance at June 30, 2021	—	$—	31,349,740	$31	$442,258	$2	$(357,127)	$85,164

The accompanying notes are an integral part of these condensed consolidated financial statements.

Catalyst Biosciences, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2022	2021
Operating Activities
Net income (loss)	$37,096	$(42,366)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation expense	861	2,009
Depreciation and amortization	180	90
Bad debt expense	200	—
Net gain on disposal of assets	(57,245)	—
Changes in operating assets and liabilities:
Accounts and other receivables	1,618	1,342
Prepaid and other current assets	2,197	(2,338)
Accounts payable	(5,382)	(4,091)
Accrued compensation and other accrued liabilities	(3,680)	663
Operating lease liability and right-of-use asset	41	157
Deferred revenue	(230)	55
Net cash flows used in operating activities	(24,344)	(44,479)

Investing Activities
Proceeds from maturities of short-term investments	2,504	38,632
Proceeds from the sale of property and equipment	447	—
Proceeds from the sale of complement portfolio to Vertex	55,000	—
Payment of transaction costs in connection with sale of complement portfolio to Vertex	(2,576)
Purchases of property and equipment	—	(347)
Net cash flows provided by investing activities	55,375	38,285

Financing Activities
Issuance of common stock for public offering, net of issuance costs	—	49,250
Issuance of common stock from stock grants and option exercises	16	205
Net cash flow provided by financing activities	16	49,455
Net increase in cash and cash equivalents	31,047	43,261
Cash and cash equivalents at beginning of the period	44,347	30,360
Cash and cash equivalents at end of the period	$75,394	$73,621

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Right-of-use assets obtained in exchange for operating lease liabilities	$—	$1,850

The accompanying notes are an integral part of these condensed consolidated financial statements.

Catalyst Biosciences, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.	Nature of Operations and Liquidity

Catalyst Biosciences, Inc. and its subsidiary (the “Company” or “Catalyst”) is a biopharmaceutical company with expertise in protease engineering. Prior to ceasing research and development activities in March 2022, the Company had several protease assets that may address unmet medical needs in disorders of the complement or coagulation systems. The Company is exploring several strategic alternatives to monetize the Company’s remaining assets and is focused on distributing its available cash, after paying or reserving for its obligations and liabilities, to stockholders. The Company is located in South San Francisco, California and operates in one segment.

On May 19, 2022, Catalyst entered into and closed on an asset purchase agreement with Vertex Pharmaceuticals Incorporated (“Vertex”), pursuant to which Vertex acquired Catalyst’s complement portfolio, including CB 2782-PEG and CB 4332, as well as its complement-related intellectual property including the ProTUNEtm and ImmunoTUNEtm platforms (See Note 12). After the transaction of its complement portfolio, Catalyst’s product candidates consist of the coagulation related assets marzeptacog alfa (activated) (“MarzAA”), dalcinonacog alfa (“DalcA”), and CB 2679d-GT. MarzAA is a SQ administered next generation engineered coagulation Factor VIIa (“FVIIa”) for the treatment of episodic bleeding and prophylaxis in subjects with rare bleeding disorders. DalcA is a next-generation SQ administered FIX. CB 2679d-GT is an AAV-based gene therapy construct harboring the DalcA sequence. Both MarzAA and DalcA have shown sustained efficacy and safety in mid-stage clinical trials and are available for partnering. CB 2679d-GT has obtained preclinical proof-of-concept and is also available for partnering.

The Company had a net income of $37.1 million for the six months ended June 30, 2022 and an accumulated deficit of $365.6 million as of June 30, 2022. As of June 30, 2022, the Company had $75.4 million of cash and cash equivalents. Its primary uses of cash are to fund operating expenses and general and administrative expenditures. The Company believes that its existing cash and cash equivalents as of June 30, 2022 will be sufficient to fund its cash requirements for at least the next 12 months from the date of the filing of this report. The Company will continue to evaluate the impact of the novel coronavirus disease (“COVID-19”) pandemic on its business, operations, and cash requirements.
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

Net Income (Loss) Per Share Attributable to Common Stockholders

Basic net income (loss) per share is calculated by dividing the net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is based on the weighted average number of shares of common stock outstanding during the period, adjusted to include the assumed exercise of certain stock options and warrants using the treasury stock method. The calculation assumes that any proceeds that could be obtained upon exercise of options and warrants would be used to purchase common stock at the average market price during the period. Adjustments to the denominator are required to reflect the related dilutive shares.

Catalyst Biosciences, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

For a description of the fair value hierarchy and the Company’s fair value methodology, see “Part II - Item 8 - Financial Statements and Supplementary Data - Note 3 – Summary of Significant Accounting Policies” in the Company’s Annual Report. There were no significant changes in these methodologies during the six months ended June 30, 2022.

The following tables present the fair value hierarchy for assets and liabilities measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds(1)	$75,394	$—	$—	$75,394
Total financial assets	$75,394	$—	$—	$75,394

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds(1)	$44,347	$—	$—	$44,347
U.S. government agency securities(2)	2,504	—	—	2,504
Total financial assets	$46,851	$—	$—	$46,851

(1)	Included in cash and cash equivalents on the accompanying condensed consolidated balance sheets.
(2)	Included in short-term investments on the accompanying condensed consolidated balance sheets and classified as available-for-sale debt securities.

The carrying amounts of cash and cash equivalents, accounts and other receivables, accounts payable, and accrued liabilities approximate their fair values due to the short-term maturity of these instruments.

Catalyst Biosciences, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

4.	Financial Instruments

Cash equivalents and short-term investments (debt securities) which are classified as available-for-sale securities, consisted of the following (in thousands):

June 30, 2022	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds (cash equivalents)	$75,394	$—	$—	$75,394
Total financial assets	$75,394	$—	$—	$75,394
Classified as:
Cash and cash equivalents				$75,394
Total financial assets				$75,394

December 31, 2021	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds (cash equivalents)	$44,347	$—	$—	$44,347
U.S. government agency securities	2,504	—	—	2,504
Total financial assets	$46,851	$—	$—	$46,851
Classified as:
Cash and cash equivalents				$44,347
Short-term investments				2,504
Total financial assets				$46,851

There have been no material realized gains or losses on available-for-sale debt securities for the periods presented. As of June 30, 2022, the Company had no available-for-sale debt securities.
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

In March 2022, the Company entered into a sublease agreement for one of its leased facilities that commenced in April 2022. Under the terms of the sublease agreement, the Company will receive $0.2 million in base lease payments over the term of the sublease, which ends in April 2023. For the three and six months ended June 30, 2022, the Company recognized sublease income of $38,000.

For the three and six months ended June 30, 2022, the Company’s operating lease expense was $0.6 million and $1.1 million, respectively. For the three and six months ended June 30, 2021, the Company’s operating lease expense was $0.4 million and $0.6 million, respectively.

The present value assumptions used in calculating the present value of the lease payments were as follows:

	June 30, 2022	December 31, 2021
Weighted-average remaining lease term	0.8 years	1.3 years
Weighted-average discount rate	4.8%	4.8%

Catalyst Biosciences, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The maturity of the Company’s operating lease liabilities as of June 30, 2022 were as follows (in thousands):

Year Ending December 31,	Amount
Remaining in 2022	$1,029
2023	410
Total undiscounted lease payments	1,439
Less imputed interest	(24)
Total operating lease liability	$1,415

Supplemental cash flow information related to operating leases was as follows (in thousands):

	Six Months Ended June 30,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities	$1,015	$680

6.	Stock-Based Compensation

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

Performance-Based Stock Option Grant

In June 2022, the Committee approved the issuance of an option grant to purchase 400,000 shares of common stock to the Chief Executive Officer pursuant to the 2018 Plan, which will vest upon (a) the achievement of a specified performance goal and (b) the grantees’ continued employment during the service period. For the six months ended June 30, 2022, no expense has been recognized related to this award.

The following table summarizes stock option activity under the Company’s 2018 Plan and related information:

	Number of Shares Underlying Outstanding Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)
Outstanding — December 31, 2021	2,603,630	$7.70	7.46
Options granted	1,314,200	$0.72
Options forfeited	(1,173,227)	$4.19
Options expired	(47,192)	$12.84
Outstanding — June 30, 2022	2,697,411	$5.64	7.85
Exercisable — June 30, 2022	1,375,625	$9.01

Valuation Assumptions

The Company estimated the fair value of stock options granted using the Black-Scholes option-pricing formula and a single option award approach. Due to its limited relevant historical data, the Company estimated its volatility considering a number of factors including the use of the volatility of comparable public companies. The expected term of options granted under the Plan, all of which qualify as “plain vanilla” per SEC Staff Accounting Bulletin 107, is determined based on the simplified method due to the Company’s limited relevant history. The risk-free rate is based on the yield of a U.S. Treasury security with a term consistent with the option. This fair value is being amortized ratably over the requisite service periods of the awards, which is generally the vesting period.

Catalyst Biosciences, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The fair value of employee stock options was estimated using the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Employee Stock Options:
Risk-free rate	2.93%	0.96%	2.22%	0.74%
Expected term (in years)	6.0	5.7	6.0	6.0
Dividend yield	—	—	—	—
Volatility	91.82%	92.79%	91.63%	93.64%
Weighted-average fair value of stock options granted	$0.87	$3.37	$0.55	$4.45

Total stock-based compensation expense recognized was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Research and development	$83	$394	$211	$763
General and administrative(1)	263	589	650	1,246
Total stock-based compensation expense	$346	$983	$861	$2,009

(1)

Included in general and administrative stock-based compensation for the six months ended June 30, 2022 is stock-based compensation expense related to 32,684 shares of common stock issued to certain board members in lieu of their cash compensation. No shares of common stock were issued to board members for the three months ended June 30, 2022.

As of June 30, 2022, 3,013,716 shares of common stock were available for future grant.
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

As a result of the sale of the Company’s complement portfolio, including CB 2782-PEG and other assets, to Vertex in May 2022, the Mosaic collaboration agreement was transferred to Vertex (see Note 12).

ISU Abxis

In December 2018, the Company entered into an amended and restated license agreement with ISU Abxis (the “A&R ISU Abxis Agreement”). Under the A&R ISU Abxis Agreement, ISU Abxis will receive commercialization rights in South Korea to the Company’s engineered Factor IX dalcinonacog alfa - DalcA and the Company will receive clinical development and commercialization rights in the rest of world (excluding South Korea) and manufacturing development and manufacturing rights worldwide (including South Korea). The A&R ISU Abxis Agreement provides for a low single-digit royalty payment to ISU Abxis, on a country-by-country basis, for net product sales of DalcA by the Company or its affiliates in each country other than South Korea. Pursuant to the A&R ISU Abxis Agreement, the Company will also pay up to an aggregate of $19.5 million in milestone payments to ISU Abxis, including $2.5 million in regulatory and development milestone payments and up to $17.0 million in commercial milestone payments, if the applicable milestones are met. As of June 30, 2022, no milestones have been met.

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

In March 2022, the Company received written notice from Biogen declaring intent to terminate the Biogen Agreement which was effective as of May 2022. As a result of the termination, Biogen no longer has the Exclusive License to develop, manufacture and commercialize CB 2782-PEG and other anti-C3 proteases for potential treatment of dry AMD and other disorders. In March 2022, Biogen returned full rights to CB 2782-PEG.

In June 2022, Biogen and the Company reached an agreement to resolve the outstanding obligations and monetary disputes between the parties. The Company agreed to forgive approximately $0.6 million of accounts receivable, net due from Biogen and to pay Biogen $10,000 in cash. This resulted in the Company recognizing a $0.6 million settlement expense for the three months ended June 30, 2022, which is included in general and administrative operating expenses in the condensed consolidated statements of operations.

The Company recognized $0.7 million of research and development expense as cost of collaboration revenue for the six months ended June 30, 2022. The Company recognized $1.1 million and $2.6 million for the three and six months ended June 30, 2021, respectively, of research and development expense as cost of collaboration revenue related to the Biogen Agreement. Research and development expenses were reimbursed by Biogen in accordance with the agreement.

For the six months ended June 30, 2022, the Company recognized $0.2 million of revenue from the beginning of period deferred revenue balance.
8.	Net Income (Loss) Per Share Attributable to Common Stockholders

The dilutive effect of outstanding stock options and warrants is calculated using the treasury stock method. Stock options and warrants are anti-dilutive and excluded from the diluted net income (loss) per share calculation if the exercise price exceeds the average market price of the common shares.

Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	Six Months Ended June 30,
	2022	2021
Options to purchase common stock	2,512,078	3,236,592
Common stock warrants	85	85
Total	2,512,163	3,236,677

Catalyst Biosciences, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table sets forth the computation of the basic and diluted net income (loss) per common share as follows (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income (loss) attributable to common stockholders	$51,632	$(19,928)	$37,096	$(42,366)
Weighted-average number of shares used in computing net loss per share, basic	31,477,053	31,348,602	31,466,630	29,875,202
Effect of dilutive stock options	5,872	—	2,936	—
Weighted-average number of shares used in computing net loss per share, diluted	31,482,925	31,348,602	31,469,566	29,875,202
Net income (loss) per share, basic	$1.64	$(0.64)	$1.18	$(1.42)
Net income (loss) per share, diluted	$1.64	$(0.64)	$1.18	$(1.42)

9.	Commitments and Contingencies

Manufacturing Agreements

The Company previously signed an agreement with AGC Biologics, Inc. (“AGC”) to perform certain manufacturing services related to the Company’s collaboration agreement with Biogen, which included firm work orders totaling $0.7 million. The payment obligations were fully paid off as of March 31, 2022, and Vertex assumed responsibility for further complement-related manufacturing in connection with the sale of the Company’s complement portfolio to Vertex (See Note 12). During the quarter ended June 30, 2022, the Company terminated its manufacturing agreement with AGC for Catalyst’s remaining programs and has no remaining obligations under the agreement as of June 30, 2022.

In July 2021, the Company entered into an agreement for the Company’s screening and natural history of disease clinical studies related to CFI deficiency, with total payments of up to $6.5 million. During the quarter ended June 30, 2022, the Company terminated this agreement and incurred $0.8 million for clinical trial services incurred prior to termination and reasonable wind-down expenses. As of June 30, 2022, the Company has no remaining obligations under this agreement.

On September 16, 2021, the Company signed a Manufacturing and Research and Development Studies Agreement to support the lyophilized drug product, CB 4332. The agreement covers analytical method qualification to support good manufacturing practices (“GMP”) manufacturing. The Company had firm work orders related to this agreement totaling $0.3 million. During the quarter ended June 30, 2022, the Company terminated this agreement and the payment obligations were fully paid off as of June 30, 2022.

Legal Proceedings

On June 15, 2022, certain Company stockholders who beneficially hold in the aggregate more than five percent (5%) of the Company’s common stock filed a lawsuit in Delaware Chancery Court, captioned JDS1, LLC v. Catalyst Biosciences, Inc., alleging that the Company violated Section 271 of the Delaware General Corporation Law and breach of fiduciary duty in connection with the Company’s asset sale to Vertex, as well as certain claims related to the alleged failure to disclose information related to the Vertex transaction. See Item 1 in Part II of this Form 10-Q for additional information. The Company believes these claims lack merit. However, should the Company not ultimately prevail, it is not possible to estimate the amount or range of potential loss, if any.

COVID-19

The current COVID-19 pandemic has presented a substantial public health and economic challenge around the world and is affecting the Company’s employees and business operations. The full extent to which the COVID-19 pandemic will directly or indirectly impact the Company’s business, results of operations and financial condition will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19, the actions taken to contain it or treat its impact and the economic impact on local, regional, national, and international markets. The COVID-19 pandemic may disrupt the Company’s ability to out-license any of its remaining assets.

Catalyst Biosciences, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

10.	Income Taxes

As of June 30, 2022, after consideration of certain limitations (see below), the Company had approximately $185.9 million federal and $3.4 million state net operating loss carryforwards ("NOL") available to reduce future taxable income which, if unused, will carry forward indefinitely for federal and will begin to expire in 2033 for state tax purposes. Contained in the federal NOL carryforward are $87.1 million that will not be immediately available to offset due to 382 limitations but will free up in varying amounts each year.

If the Company experiences a greater than 50 percentage point aggregate change in ownership over a three-year period (a Section 382 ownership change), utilization of its pre-change NOL carry forwards are subject to annual limitation under Section 382 of the Internal Revenue Code (California has similar provisions).  The annual limitation is determined by multiplying the value of the Company's stock at the time of such ownership change by the applicable long-term tax-exempt rate.  Such limitations may result in expiration of a portion of the NOL carryforwards before utilization.  The Company determined that ownership changes occurred on December 21, 2007, August 20, 2015, April 13, 2017, February 15, 2018, and February 18, 2020. The ability of the Company to use its remaining NOL and tax credit carry forwards may be further limited if the Company experiences a Section 382 ownership change as a result of future changes in its stock ownership.
11.	Interest and Other Income (Expense), Net

The following table shows the detail of interest and other income (expense), net as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Interest income	$85	$11	$87	$28
Gain from extinguishment of liability	—	—	180	—
Other	17	(25)	—	(42)
Total interest and other income (expense), net	$102	$(14)	$267	$(14)

12.	Restructuring

Reduction-in-Force

In November 2021, the Board approved a restructuring of its business based on its decision to stop the clinical development of MarzAA and focus solely on its complement programs and protease medicines platform. The restructuring included a reduction-in-force whereby approximately 35% of employees were terminated. During the year ended December 31, 2021, the Company recorded charges of $0.4 million related to one-time severance costs and related expenses in connection with the workforce reduction, and charges of $3.8 million related to the write-off of prepaid manufacturing costs that will no longer be used for the clinical development of MarzAA. The remaining restructuring liability of $0.2 million was paid during the second quarter of 2022.

In March 2022, the Board approved a further reduction of its workforce as part of its restructuring plan whereby 22 full-time employees were terminated. Following this reduction, the Company had five full-time employees remaining. During the quarter ended March 31, 2022, the Company recorded additional charges of $1.0 million for severance and other costs related to the reduction-in-force, recognized as an operating expense within the consolidated statements of operations, which the Company paid in the second quarter of 2022.

Sale of Assets

During the quarter ended June 30, 2022, the Company entered into sales agreements with Dren Bio, Inc. and Copia Scientific, LLC, pursuant to which the Company sold various lab equipment, consumables, and furniture and fixtures for total consideration of $0.4 million. The Company recorded a loss on disposal of $0.2 million, which is included in gain on disposal of assets, net in the condensed consolidated statements of operations.

Catalyst Biosciences, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

In May 2022, the Company entered into an asset purchase agreement with Vertex, pursuant to which Vertex purchased the Company’s complement portfolio, including CB 2782-PEG and CB 4332, as well as its complement-related intellectual property including the ProTUNETM and ImmunoTUNETM platforms for $60.0 million in cash consideration. Cash of $55.0 million was received upfront in May 2022 and the remaining $5.0 million will be paid one year after the closing upon satisfaction of certain post-closing indemnification obligations. The hold-back amount is recorded within accounts and other receivables, net on the condensed consolidated balance sheet. There were no carrying amounts associated with the intellectual property sold to Vertex, and, therefore, the Company recorded a gain of $57.4 million related to the disposal, net of $2.6 million of transaction costs, which is included in gain on disposal of assets, net in the condensed consolidated statements of operations.
13.	Subsequent Event

In August 2022, the Company entered into an agreement to terminate its license agreement for the use of laboratory facilities in South San Francisco, CA with a termination date of August 14, 2022.

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

In addition to historical information, this Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (“the Exchange Act”). Forward-looking statements are identified by words such as “believe,” “will,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “predict,” “could,” “potentially” or the negative of these terms or similar expressions. You should read these statements carefully because they discuss future expectations, contain projections of future results of operations or financial condition, or state other “forward-looking” information. These statements relate to our future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. For example, forward-looking statements include any statements regarding the strategies, prospects, plans, expectations or objectives of management for future operations or the distribution of cash to Company stockholders, the benefits that may be derived from product candidates or the commercial or market opportunity in any target indication, our ability to protect intellectual property rights, our anticipated operations, financial position, revenues, costs or expenses, statements regarding future economic conditions or performance, statements of belief and any statement of assumptions underlying any of the foregoing. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in this report in Part II, Item 1A — “Risk Factors,” elsewhere in this Report and in Part I - Item 1A – “Risk Factors” in the Annual Report. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. These statements, like all statements in this Report, speak only as of their date, and we undertake no obligation to update or revise these statements in light of future developments. We caution investors that our business and financial performance are subject to substantial risks and uncertainties.

Overview

We are a biopharmaceutical company with expertise in protease engineering. Prior to ceasing research and development activities in March of this year, we had engineered several protease assets that may address unmet medical needs in disorders of the complement or coagulation systems. We intend to distribute the Company’s available cash, after paying or reserving for our obligations and liabilities, to stockholders as soon as the potential liability and expenses associated with the ongoing Delaware Court of Chancery stockholder litigation are understood. The timing and amount of anticipated cash distributions at this time are uncertain. Although we may potentially distribute up to $65.0 million to stockholders in one or more distributions, there can be no assurance as to the timing or amounts of any distributions we make. The actual amount of any distributions will depend on many factors, including, without limitation, costs incurred by the Company in connection with ongoing litigation, the amount of any judgement that may be rendered against the Company in such litigation, if any, costs and expenses for ongoing operations, directors and officers liability insurance, tax obligations including resulting from the sale of assets to Vertex Pharmaceuticals Incorporated (“Vertex”), employee severance and other activities related to the winding down of company operations, the Company’s receipt of some or all of the $5.0 million hold-back from the Company’s sale of assets to Vertex, and potential proceeds from the sale, license or other disposition of any other Company assets.

The following table summarizes our remaining intellectual property with their latest stage of development.

# Partnering Opportunities – Last stage completed

**Hemostasis**

**SQ Marzeptacog alfa (FVIIa) "MarzAA"**
Hemophilia A or B with inhibitors – ToB

FVIID/Glanzmann/Hemlibra – ToB

**SQ Dalcinonacog alfa (FIX) "DalcA"**
Hemophilia B

**CB 2679d-GT**
Hemophilia B FIX Gene Therapy

R
PC
P1/2
P2
P3

© Catalyst Biosciences

1

Program Status

In February 2022, we announced that we engaged Perella Weinberg Partners as a financial advisor to assist us in exploring strategic alternatives to monetize our assets. In May 2022, we entered into an asset purchase agreement with Vertex, pursuant to which Vertex purchased our complement portfolio, including CB 2782-PEG and CB 4332, as well as our complement-related intellectual property including the ProTUNETM and ImmunoTUNETM platforms for $60.0 million in cash consideration. Cash of $55.0 million was received upfront and the remaining $5.0 million was retained by Vertex as a hold-back until one year after the closing date to satisfy certain post-closing indemnification obligations. Our clinical stage coagulation assets are Marzeptacog alfa (activated) (“MarzAA”), an SQ administered next-generation engineered coagulation Factor VIIa (“FVIIa”) for the treatment of episodic bleeding and prophylaxis in subjects with rare bleeding disorders, and dalcinonacog alfa (“DalcA”), a next-generation SQ FIX for prophylaxis in hemophilia B. Both MarzAA and DalcA have shown clinical efficacy and safety in mid-stage trials and are available for partnering.

Coagulation Programs

MarzAA

MarzAA is an engineered, subcutaneously administered, next-generation recombinant Factor VIIa. We commenced enrollment of Crimson-1, a Phase 3 registrational trial of MarzAA for episodic treatment of spontaneous or traumatic bleeding episodes in adolescents and adults with congenital hemophilia A or hemophilia B with inhibitors in May 2021. We discontinued this trial based on a number of factors, including challenges in enrollment, competition from competing approved therapies, the capital requirements to complete the trial, and other operational factors. Patients enrolled in the study returned to their standard of care and completed all required safety assessments. We reported interim data collected prior to trial termination on July 11 at the 2022 International Society on Thrombosis and Haemostasis (“ISTH”) Congress in London. These data showed that MarzAA was well tolerated with no injection site reactions, drug-related adverse events, or thrombotic events. Efficacy data was collected on 14% (66/488) of planned, evaluable bleeds with SQ MarzAA having an 86.2% treatment success at 24 hours vs 86.5% treatment success for intravenous standard of care at 24 hours. We had initiated enrollment in a Phase 1/2 trial of MarzAA for treatment of bleeding in individuals with Factor VII Deficiency, Glanzmann Thrombasthenia, and hemophilia A with inhibitors on emicizumab prophylaxis. This trial was terminated in parallel with Crimson-1 in November 2021.

Despite having to discontinue these trials due to logistical, competitive and financial challenges, we believe a SQ recombinant Factor VIIa therapy, like MarzAA, has the potential to be an important treatment option for patients with various bleeding disorders and are exploring opportunities to license or sell MarzAA to another party for further development.

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

With the exception of the three and six months ended June 30, 2022, we have never been profitable and have incurred significant operating losses in each year since inception. We had net income of $51.6 million and net losses of $19.9 million for the three months ended June 30, 2022 and 2021, respectively, and net income of $37.1 million and net losses of $42.4 million for the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, we had an accumulated deficit of $365.6 million. As of June 30, 2022, our cash and cash equivalents balance was $75.4 million. Substantially all our operating losses were incurred in our research and development programs and in our general and administrative operations.

Financial Operations Overview

License and Collaboration Revenue

License and collaboration revenue consists of revenue earned for performance obligations satisfied pursuant to our license and collaboration agreement with Biogen which was entered into in December 2019 and terminated as of May 2022. In consideration for the grant of an exclusive license and related know-how, we received an up-front license payment of $15.0 million in January 2020, which was recorded in license revenue during the year ended December 31, 2020. We recognized collaboration revenue for reimbursable third-party vendor, out-of-pocket and personnel costs pertaining to the Biogen Agreement of $0.8 million for the six months ended June 30, 2022, and $1.1 million and $2.6 million for the three and six months ended June 30, 2021, respectively.

We have not generated any revenue from the sale of any drug products and we do not expect to generate any revenue from the sale of drug products until we obtain regulatory approval of and commercialize our product candidates.

Cost of License and Collaboration Revenue

Cost of license and collaboration revenue consists of fees for research and development services payable to third-party vendors, and personnel costs, corresponding to the recognition of license and collaboration revenue from Biogen. Cost of license and collaboration revenue does not include any allocated overhead costs. In connection with the license revenue recognized from Biogen as discussed above in 2020, we paid Mosaic a $3.0 million sublicense fee and recorded such payment as cost of license. We recognized third-party vendor, out-of-pocket and personnel costs, most of which were reimbursable, pertaining to the Biogen Agreement of $0.8 million for the six months ended June 30, 2022, and $1.1 million and $2.6 million for the three and six months ended June 30, 2021, respectively, and recorded such costs as cost of collaboration revenue.

Research and Development Expenses

As of March this year, we ceased the development of certain programs and during the quarter ended June 30, 2022, we have ceased all research and development activities. Research and development expenses represent costs incurred to conduct research, such as the discovery and development of our product candidates. We recognize all research and development costs as they are incurred. Nonrefundable advance payments for goods or services used in research and development are deferred and capitalized. The capitalized amounts are then expensed as the related goods are delivered or services are performed, or until it is no longer expected that the goods or services will be delivered.

Research and development expenses have traditionally consisted primarily of the following:

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Hemophilia	$29	$4,444	$2,081	$11,814
Complement	756	5,875	4,139	10,525
Personnel and other	1,003	4,676	5,143	9,300
Stock-based compensation	83	394	211	763
Total research and development expenses	$1,871	$15,389	$11,574	$32,402

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

Since we have ceased our research and development activities, we expect our aggregate research and development expenses will be minimal during the next year as we continue to explore strategic opportunities for the clinical and manufacturing development of our programs.

On May 20, 2016, we signed a development and manufacturing services agreement with AGC, pursuant to which AGC conducted manufacturing development of agreed upon product candidates. We will own all intellectual property developed in such manufacturing development activities that are specifically related to our product candidates and will have a royalty-free and perpetual license to use AGC’s intellectual property to the extent reasonably necessary to make these product candidates, including commercial manufacturing. As of June 30, 2022, six GMP batches have been manufactured at AGC in addition to an engineering batch.

The initial term of the agreement is ten years or, if later, until all stages under outstanding statements of work have been completed. Either party may terminate the agreement in its entirety upon written notice of a material uncured breach or upon the other party’s bankruptcy, and we may terminate the agreement upon prior notice for any reason. In addition, each party may terminate the agreement in the event that the manufacturing development activities cannot be completed for technical or scientific reasons. We had firm work orders with AGC to manufacture MarzAA and DalcA to support clinical trials totaling $15.8 million, and the payment obligations were fully paid off as of December 31, 2021. We also had firm work orders with AGC to perform certain manufacturing services related to our collaboration agreement with Biogen totaling $0.7 million and the payment obligations were fully paid off as of March 31, 2022. In connection with the sale of our complement portfolio, Vertex assumed responsibility for further manufacturing of our complement-related programs. During the quarter ended June 30, 2022, we terminated our manufacturing agreement with AGC for Catalyst’s remaining programs and have no remaining obligations under the agreement as of June 30, 2022.

In July 2021, we entered into an agreement for our screening and natural history of disease clinical studies related to CFI deficiency, with total payments of up to $6.5 million. During the quarter ended June 30, 2022, we terminated this agreement and incurred $0.8 million for clinical trial services incurred prior to termination and reasonable wind-down expenses. As of June 30, 2022, we have no remaining obligations under this agreement.

On September 16, 2021, we signed a Manufacturing and Research and Development Studies Agreement to support the lyophilized drug product, CB 4332. The agreement covers analytical method qualification to support GMP manufacturing. We had firm work orders related to this agreement totaling $0.3 million. During the quarter ended June 30, 2022, we terminated this agreement and the payment obligations were fully paid off as of June 30, 2022.

We also have a long-term clinical supply services agreement with Catalent Indiana, LLC (“Catalent”). Catalent has facilities in the U.S. and Europe and conducts drug product development and manufacturing for MarzAA and DalcA. We successfully completed development work for a variety of vial sizes which supports flexible dosing.

General and Administrative Expenses

General and administrative expenses consist of personnel costs, allocated expenses, expenses for outside professional services, including legal, human resources, audit and accounting services, and other general expenses. Personnel costs consist of salaries, bonus, benefits and stock-based compensation. We incur expenses associated with operating as a public company, including expenses related to compliance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and Nasdaq Stock Market LLC (“Nasdaq”), insurance expenses, audit expenses, investor relations activities, Sarbanes-Oxley compliance expenses and other administrative expenses and professional services. We expect such expenses to fluctuate as we continue to explore strategic opportunities for our programs.

Results of Operations

The following table set forth our results of operations data for the periods presented (in thousands):

	Three Months Ended June 30,
	2022	2021	Change ($)	Change (%)
Revenue:
Collaboration	$—	$1,132	$(1,132)	(100)%
Operating expenses (income):
Cost of collaboration	—	1,139	(1,139)	(100)%
Research and development	1,871	15,389	(13,518)	(88)%
General and administrative	3,844	4,518	(674)	(15)%
Gain on disposal of assets, net	(57,245)	—	(57,245)	100%
Total operating expenses (income)	(51,530)	21,046	(72,576)	*
Income (loss) from operations	51,530	(19,914)	71,444	*
Interest and other income (expense), net	102	(14)	116	*
Net income (loss)	$51,632	$(19,928)	$71,560	*

	Six Months Ended June 30,
	2022	2021	Change ($)	Change (%)
Revenue:
Collaboration	$794	$2,599	$(1,805)	(69)%
Operating expenses (income):
Cost of collaboration	798	2,619	(1,821)	(70)%
Research and development	11,574	32,402	(20,828)	(64)%
General and administrative	8,838	9,930	(1,092)	(11)%
Gain on disposal of assets, net	(57,245)	—	(57,245)	100%
Total operating expenses (income)	(36,035)	44,951	(80,986)	*
Income (loss) from operations	36,829	(42,352)	79,181	*
Interest and other income (expense), net	267	(14)	281	*
Net income (loss)	$37,096	$(42,366)	$79,462	*

License and Collaboration Revenue

No license and collaboration revenue was recognized during the three months ended June 30, 2022 due to the termination of our Biogen Agreement effective in May 2022, per Biogen’s written termination notice in March 2022. License and collaboration revenue for the six months ended June 30, 2022 and for the three and six months ended June 30, 2021 consisted of reimbursable collaboration expenses from our Biogen Agreement.

Cost of License and Collaboration

No cost of license and collaboration revenue was recognized during the three months ended June 30, 2022 due to the termination of our Biogen Agreement. Cost of license and collaboration revenue for the six months ended June 30, 2022 and for the three and six months ended June 30, 2021 primarily related to reimbursable third-party vendor and personnel costs we incurred pertaining to the Biogen Agreement.

Research and Development Expenses

Research and development expenses were $1.9 million and $15.4 million during the three months ended June 30, 2022 and 2021, respectively, a decrease of $13.5 million, or 88%. The decrease was primarily due to a decrease of $5.1 million in complement-related costs, a decrease of $4.4 million in hemophilia-related costs, a decrease of $3.7 million in personnel-related costs, and a $0.3 million decrease in stock-based compensation expense.

Research and development expenses were $11.6 million and $32.4 million during the six months ended June 30, 2022 and 2021, respectively, a decrease of $20.8 million, or 64%. The decrease was due primarily to a decrease of $9.7 million in hemophilia-related costs, a decrease of $6.4 million in complement-related costs, a decrease of $4.2 million in personnel-related costs, and a $0.5 million decrease in stock-based compensation expense. Research and development expenses for the six months ended June 30, 2022 include approximately $0.6 million of severance and other costs related to our reduction-in-force.

General and Administrative Expenses

General and administrative expenses were $3.8 million and $4.5 million during the three months ended June 30, 2022 and 2021, respectively, a decrease of $0.7 million, or 15%. This decrease was due primarily to a decrease of $1.1 million in personnel-related costs and a $0.2 million decrease in professional fees, partially offset by an increase of $0.4 million in facilities and other administrative costs and a net increase of $0.2 million related to settlements reached with Biogen and certain contract service vendors.

General and administrative expenses were $8.8 million and $9.9 million during the six months ended June 30, 2022 and 2021, respectively, a decrease of $1.1 million, or 11%. The decrease was due primarily to a decrease of $1.1 million in personnel-related costs and a decrease of $0.8 million in professional fees, partially offset by an increase of $0.4 million in facilities and other administrative costs, an increase of $0.2 million related to our allowance for doubtful accounts, and a net increase of $0.2 million related to settlements reached with Biogen and certain contract service vendors. General and administrative expenses for the six months ended June 30, 2022 include approximately $0.4 million of severance and other costs related to our reduction-in-force.

Gain on Disposal of Assets, Net

Gain on disposal of assets, net was $57.2 million for the three and six months ended June 30, 2022, which primarily consisted of a $57.4 million gain related to the sale of our complement portfolio to Vertex in May 2022.

Interest and Other Income (Expense), Net

The $0.1 million increase in interest and other income (expense), net for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 was primarily due to an increase in interest income.

The $0.3 million increase in interest and other income (expense), net for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 was primarily due to a $0.2 million gain recognized upon the extinguishment of a liability and an increase in interest income.

Recent Accounting Pronouncements

Refer to “Accounting Pronouncements Recently Adopted” included in Note 2, Summary of Significant Accounting Policies, in the “Notes to the Condensed Consolidated Financial Statements” in this Form 10-Q.

Liquidity and Capital Resources

As of June 30, 2022, we had $75.4 million of cash and cash equivalents. For the six months ended June 30, 2022, we had $37.1 million in net income and $24.3 million cash used in operating activities. We have an accumulated deficit of $365.6 million as of June 30, 2022. Our primary uses of cash are to fund operating and general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

We believe that our existing capital resources, including cash and cash equivalents will be sufficient to meet our projected operating requirements for at least the next 12 months from the date of this filing. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. We plan to continue to fund losses from operations and capital funding needs through our current cash balance, as well as potential additional asset sales, licensing transactions, collaborations or strategic partnerships with other companies. As of June 30, 2022, we had effective registration statements on Form S-3 that enable us to sell up to $150.0 million in securities subject to limitations under SEC rules. The sale of additional equity or convertible debt could result in additional dilution to our stockholders. The incurrence of indebtedness would result in debt service obligations and could result in operating and financing covenants that would restrict our operations. Licensing transactions, collaborations or strategic partnerships may result in us relinquishing valuable rights. We can provide no assurance that financing will be available in the amounts we need or on terms acceptable to us, if at all. If we are not able to secure adequate additional funding we may be forced to delay, make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, and/or suspend or curtail planned programs. Any of these actions could materially harm our business.

The following table summarizes our cash flows for the periods presented (in thousands):

	Six Months Ended June 30,
	2022	2021
Cash used in operating activities	$(24,344)	$(44,479)
Cash provided by investing activities	55,375	38,285
Cash provided by financing activities	16	49,455
Net increase in cash and cash equivalents	$31,047	$43,261

Cash Flows from Operating Activities

Cash used in operating activities for the six months ended June 30, 2022 was $24.3 million. The most significant component of our cash used was a net loss of $20.1 million, excluding the net gain of $57.2 million from the sale of our complement portfolio and other assets. The net loss included non-cash expense related to stock-based compensation of $0.9 million, bad debt expense of $0.2 million, and depreciation and amortization of $0.2 million. In addition, net cash outflow of $5.4 million was attributable to the change in our net operating assets and liabilities primarily as a result of a $5.4 million decrease in accounts payable, a $3.7 million decrease in accrued compensation and other accrued liabilities, and a $0.2 million decrease in deferred revenue related to the Biogen Agreement, partially offset by a $2.2 million decrease in prepaid and other current assets and a $1.6 million decrease in accounts and other receivables.

Cash used in operating activities for the six months ended June 30, 2021 was $44.5 million, due primarily to a net loss of $42.4 million, and the change in our net operating assets and liabilities of $4.2 million. The change in our net operating assets and liabilities is due primarily to a $2.3 million increase in prepaid and other assets and a $4.1 million decrease in accounts payable, offset by a $0.1 million increase in deferred revenue related to the Biogen Agreement, a $1.3 million decrease in accounts and other receivables, a $0.7 million increase in accrued compensation and other accrued liabilities, and a $0.1 million increase in changes to operating lease liabilities and right-of-use assets. Non-cash charges of $2.0 million were recorded for stock-based compensation.

Cash Flows from Investing Activities

Cash provided by investing activities for the six months ended June 30, 2022 was $55.4 million, due primarily to $55.0 million in cash proceeds from the sale of our complement portfolio to Vertex, $2.5 million due to proceeds from maturities of investments, and $0.4 million in proceeds from the sale of property and equipment, partially offset by $2.6 million in transaction costs related to the sale of our complement portfolio to Vertex.

Cash provided by investing activities for the six months ended June 30, 2021 was $38.3 million, due primarily to $38.6 million in proceeds from maturities of investments, partially offset by $0.3 million used in purchases of property and equipment.

Cash Flows from Financing Activities

Cash provided by financing activities for the six months ended June 30, 2022 was due to the issuance of stock grants and option exercises.

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

Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2022, our Chief Executive Officer and Interim Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective due to an unremediated material weakness in our internal control over financial reporting.

As we continue to evaluate our internal control over financial reporting, we may determine that additional measures should be taken to address the identified control deficiency or other deficiencies, and/or that we should modify the remediation plan described below. Notwithstanding the identified material weakness in our internal control over financial reporting, we have concluded that the consolidated financial statements and other financial information included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows as of, and for, the periods presented.

Material Weakness in Internal Control Over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our consolidated financial statements will not be prevented or detected on a timely basis. In connection with management’s assessment of our internal control over financial reporting described above, management concluded that, as of June 30, 2022, a material weakness existed in our internal control over financial reporting.

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

Changes in Internal Control Over Financial Reporting

We are taking actions to remediate the material weakness relating to our internal control over financial reporting as described above. Except as described above, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On June 15, 2022, certain Company stockholders who beneficially hold in the aggregate more than five percent (5%) of our common stock filed a lawsuit in Delaware Chancery Court, captioned JDS1, LLC v. Catalyst Biosciences, Inc., et al., C.A. No. 2022-0515-KSJM (Del. Ch.), against the Company and its board of directors alleging, among other things, violations of Section 271 of the Delaware General Corporation Law and breach of fiduciary duty in connection with the Company’s asset sale to Vertex, as well as certain claims related to the alleged failure to disclose information related to the Vertex transaction. The plaintiffs sought an expedited hearing related to the disclosure claims, which the court denied. The Company has filed a motion to dismiss the disclosure claims, which is currently pending. Plaintiffs are seeking injunctive relief, declaratory relief, and unspecified damages. The Company believes these claims are without merit. There can be no assurance as to the time or expense that will be required to resolve these proceedings.

ITEM 1A.	RISK FACTORS

The information set forth below and the risk factors disclosed in “Part I - Item 1A - Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the Securities and Exchange Commission on March 31, 2022, disclose risk and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our common stock, and are incorporated herein by reference.

You should carefully consider the risks and uncertainties disclosed as “Risk Factors” in our Annual Report, together with all of the other information in this Report, including the section titled “Part I - Financial Information - Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the condensed consolidated financial statements and related notes.

We may not be able to distribute as much cash to stockholders as we anticipate or as quickly as we anticipate.

The dividend or distribution of cash to our stockholders must come out of surplus as defined under Delaware law. To calculate our surplus, we must consider the Company’s obligations and potential liabilities. In estimating the amount of cash that can be distributed, the board has considered the Company’s anticipated and potential liabilities, including without limitation costs and expenses for ongoing operations, costs incurred by the Company in connection with ongoing litigation, the amount of any judgement that may be rendered against the Company in such litigation, if any, anticipated directors and officers liability insurance expense, tax obligations including resulting from the sale of assets to Vertex, employee severance and other activities related to the winding down of company operations.  If these expenses are higher than anticipated, the amount that the Company can ultimately distribute to stockholders may be reduced.  In addition, if the Company does not receive some or all of the $5.0 million hold-back from the Company’s sale of assets to Vertex, the amount available for distribution to the Company’s stockholders may be reduced. There can be no assurance as to the timing or amount of distributions to the Company’s stockholders.

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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of June 30, 2022 (unaudited) and December 31, 2021; (ii) the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2022 and 2021 (unaudited); (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2022 and 2021 (unaudited); (iv) the Condensed Consolidated Statement of Stockholders’ Equity as of June 30, 2022 and June 30, 2021 (unaudited); (v) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2022 and 2021 (unaudited); and (vi) the Notes to Unaudited Interim Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CATALYST BIOSCIENCES, INC.

Date: August 15, 2022	/s/ Nassim Usman, Ph.D.
Nassim Usman, Ph.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 15, 2022	/s/ Seline Miller
Seline Miller
Interim Chief Financial Officer
(Interim Financial and Principal Accounting Officer)