Form 10-Q
period 2022-09-30
CATALYST BIOSCIENCES, INC.
filed 2022-11-14
CIK 1124105

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

As of November 7, 2022, the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 31,490,053.

CATALYST BIOSCIENCES, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Catalyst Biosciences, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	September 30, 2022	December 31, 2021
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$23,090	$44,347
Short-term investments	—	2,504
Accounts and other receivables	5,000	1,818
Prepaid and other current assets	2,156	2,807
Total current assets	30,246	51,476
Other assets, noncurrent	168	472
Right-of-use assets	481	2,744
Property and equipment, net	124	970
Total assets	$31,019	$55,662
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$41	$6,419
Accrued compensation	1,040	1,467
Deferred revenue	—	230
Other accrued liabilities	182	4,072
Operating lease liability	381	1,977
Total current liabilities	1,644	14,165
Operating lease liability, noncurrent	—	408
Total liabilities	1,644	14,573
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized; 31,490,053 and 31,409,707 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	31	31
Additional paid-in capital	399,826	443,752
Accumulated deficit	(370,482)	(402,694)
Total stockholders’ equity	29,375	41,089
Total liabilities and stockholders’ equity	$31,019	$55,662

The accompanying notes are an integral part of these condensed consolidated financial statements.

Catalyst Biosciences, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue:
Collaboration	$—	$2,299	$794	$4,898

Operating expenses (income):
Cost of collaboration	—	2,307	798	4,926
Research and development	803	20,352	12,377	52,754
General and administrative	4,363	4,869	13,201	14,799
Gain on disposal of assets, net	—	—	(57,245)	—
Total operating expenses (income)	5,166	27,528	(30,869)	72,479
Income (loss) from operations	(5,166)	(25,229)	31,663	(67,581)
Interest and other income (expense), net	282	(9)	549	(23)
Net income (loss)	$(4,884)	$(25,238)	$32,212	$(67,604)
Net income (loss) per share attributable to common stockholders, basic	$(0.16)	$(0.80)	$1.02	$(2.23)
Net income (loss) per share attributable to common stockholders, diluted	$(0.16)	$(0.80)	$1.02	$(2.23)
Shares used to compute net income (loss) per share attributable to common stockholders, basic	31,484,542	31,379,755	31,472,666	30,382,231
Shares used to compute net income (loss) per share attributable to common stockholders, diluted	31,484,542	31,379,755	31,605,834	30,382,231

Cash dividends paid per common share	$1.43	$—	$1.43	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Catalyst Biosciences, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income (loss)	$(4,884)	$(25,238)	$32,212	$(67,604)
Other comprehensive loss:
Unrealized loss on available-for-sale debt securities	—	(1)	—	(4)
Total comprehensive income (loss)	$(4,884)	$(25,239)	$32,212	$(67,608)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Catalyst Biosciences, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2021	—	$—	31,409,707	$31	$443,752	$—	$(402,694)	$41,089
Stock-based compensation expense	—	—	32,684	—	515	—	—	515
Issuance of common stock from stock grants and option exercises	—	—	34,662	—	16	—	—	16
Net loss	—	—	—	—	—	—	(14,536)	(14,536)
Balance at March 31, 2022	—	—	31,477,053	31	444,283	—	(417,230)	27,084
Stock-based compensation expense	—	—	—	—	346	—	—	346
Net income	—	—	—	—	—	—	51,632	51,632
Balance at June 30, 2022	—	—	31,477,053	31	444,629	—	(365,598)	79,062
Stock-based compensation expense	—	—	—	—	224	—	—	224
Issuance of common stock from stock grants and option exercises	—	—	13,000	—	4	—	—	4
Cash dividends paid ($1.43 per share)	—	—	—	—	(45,031)	—	—	(45,031)
Net loss	—	—	—	—	—	—	(4,884)	(4,884)
Balance at September 30, 2022	—	$—	31,490,053	$31	$399,826	$—	$(370,482)	$29,375

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2020	—	$—	22,097,820	$22	$390,803	$5	$(314,761)	$76,069
Stock-based compensation expense	—	—	10,149	—	1,026	—	—	1,026
Issuance of common stock from stock grants and option exercises	—	—	38,058	—	182	—	—	182
Issuance of common stock for public offering, net of issuance costs of $3,563	—	—	9,185,000	9	49,241	—	—	49,250
Net loss	—	—	—	—	—	—	(22,438)	(22,438)
Balance at March 31, 2021	—	—	31,331,027	31	441,252	5	(337,199)	104,089
Stock-based compensation expense	—	—	13,713	—	983	—	—	983
Issuance of common stock from stock grants and option exercises	—	—	5,000	—	23	—	—	23
Unrealized loss on available-for-sale debt securities	—	—	—	—	—	(3)	—	(3)
Net loss	—	—	—	—	—	—	(19,928)	(19,928)
Balance at June 30, 2021	—	—	31,349,740	31	442,258	2	(357,127)	85,164
Stock-based compensation expense	—	—	15,961	—	713	—	—	713
Issuance of common stock from stock grants and option exercises	—	—	26,917	—	98	—	—	98
Unrealized loss on available-for-sale debt securities	—	—	—	—	—	(1)	—	(1)
Net loss	—	—	—	—	—	—	(25,238)	(25,238)
Balance at September 30, 2021	—	$—	31,392,618	$31	$443,069	$1	$(382,365)	$60,736

The accompanying notes are an integral part of these condensed consolidated financial statements.

Catalyst Biosciences, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Operating Activities
Net income (loss)	$32,212	$(67,604)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation expense	1,085	2,722
Depreciation and amortization	220	175
Bad debt expense	200	—
Loss on lease termination	110	—
Net gain on disposal of assets	(57,245)	—
Changes in operating assets and liabilities:
Accounts and other receivables	1,618	2,199
Prepaid and other current assets	993	(2,028)
Accounts payable	(6,378)	(2,063)
Accrued compensation and other accrued liabilities	(4,317)	1,473
Operating lease liability and right-of-use asset	111	177
Deferred revenue	(230)	(1,130)
Net cash flows used in operating activities	(31,621)	(66,079)

Investing Activities
Proceeds from maturities of short-term investments	2,504	46,162
Proceeds from the sale of property and equipment	447	—
Proceeds from the sale of complement portfolio to Vertex	55,000	—
Payment of transaction costs in connection with sale of complement portfolio to Vertex	(2,576)	—
Purchases of property and equipment	—	(839)
Net cash flows provided by investing activities	55,375	45,323

Financing Activities
Issuance of common stock for public offering, net of issuance costs	—	49,250
Payment of dividends	(45,031)	—
Issuance of common stock from stock grants and option exercises	20	303
Net cash flow (used in) provided by financing activities	(45,011)	49,553
Net (decrease) increase in cash and cash equivalents	(21,257)	28,797
Cash and cash equivalents at beginning of the period	44,347	30,360
Cash and cash equivalents at end of the period	$23,090	$59,157

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Right-of-use assets obtained in exchange for operating lease liabilities	$—	$1,850

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

On September 20, 2022, the Company paid a special, one-time cash dividend of $1.43 per share to the Company’s common stockholders of record as of close of business on September 6, 2022. The aggregate amount of the special dividend payment was approximately $45.0 million.

The Company had a net income of $32.2 million for the nine months ended September 30, 2022 and an accumulated deficit of $370.5 million as of September 30, 2022. As of September 30, 2022, the Company had $23.1 million of cash and cash equivalents. Its primary uses of cash are to fund operating expenses and general and administrative expenditures. The Company believes that its existing cash and cash equivalents as of September 30, 2022 will be sufficient to fund its cash requirements for at least the next 12 months from the date of the filing of this report.

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

For a description of the fair value hierarchy and the Company’s fair value methodology, see “Part II - Item 8 - Financial Statements and Supplementary Data - Note 3 – Summary of Significant Accounting Policies” in the Company’s Annual Report. There were no significant changes in these methodologies during the nine months ended September 30, 2022.

The following tables present the fair value hierarchy for assets and liabilities measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds(1)	$23,090	$—	$—	$23,090
Total financial assets	$23,090	$—	$—	$23,090

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds(1)	$44,347	$—	$—	$44,347
U.S. government agency securities(2)	2,504	—	—	2,504
Total financial assets	$46,851	$—	$—	$46,851

(1)	Included in cash and cash equivalents on the accompanying condensed consolidated balance sheets.
(2)	Included in short-term investments on the accompanying condensed consolidated balance sheets and classified as available-for-sale debt securities.

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

Cash equivalents and short-term investments (debt securities) which are classified as available-for-sale securities, consisted of the following (in thousands):

September 30, 2022	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds (cash equivalents)	$23,090	$—	$—	$23,090
Total financial assets	$23,090	$—	$—	$23,090
Classified as:
Cash and cash equivalents				$23,090
Total financial assets				$23,090

December 31, 2021	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds (cash equivalents)	$44,347	$—	$—	$44,347
U.S. government agency securities	2,504	—	—	2,504
Total financial assets	$46,851	$—	$—	$46,851
Classified as:
Cash and cash equivalents				$44,347
Short-term investments				2,504
Total financial assets				$46,851

There have been no material realized gains or losses on available-for-sale debt securities for the periods presented. As of September 30, 2022, the Company had no available-for-sale debt securities.
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

In March 2022, the Company entered into a sublease agreement for one of its leased facilities that commenced in April 2022. Under the terms of the sublease agreement, the Company will receive $0.2 million in base lease payments over the term of the sublease, which ends in April 2023. For the three and nine months ended September 30, 2022, the Company recognized sublease income of $38,000 and $0.1 million, respectively.

In August 2022, the Company entered into an agreement to terminate its license agreement for the use of laboratory facilities in South San Francisco, CA with a termination date of August 14, 2022. Under the terms of the agreement, the Company paid $0.1 million in termination fees. The termination resulted in the derecognition of the related right-of-use asset of $0.9 million and lease liability of $0.7 million, and the recognition of a $0.1 million loss on lease termination for the three months ended September 30, 2022, which is included in general and administrative operating expenses in the condensed consolidated statements of operations.

Catalyst Biosciences, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the three and nine months ended September 30, 2022, the Company’s operating lease expense was $0.4 million and $1.5 million, respectively. For the three and nine months ended September 30, 2021, the Company’s operating lease expense was $0.5 million and $1.1 million, respectively.

The present value assumptions used in calculating the present value of the lease payments were as follows:

	September 30, 2022	December 31, 2021
Weighted-average remaining lease term	0.6 years	1.3 years
Weighted-average discount rate	5.7%	4.8%

The maturity of the Company’s operating lease liabilities as of September 30, 2022 were as follows (in thousands):

Year Ending December 31,	Amount
Remaining in 2022	$192
2023	195
Total undiscounted lease payments	387
Less imputed interest	(6)
Total operating lease liability	$381

Supplemental cash flow information related to operating leases was as follows (in thousands):

	Nine Months Ended September 30,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities	$1,422	$977
Prepaid cash payment for lease liabilities	—	208
Cash paid for operating leases that were included in operating cash outflows	$1,422	$1,185

6.	Stock-Based Compensation

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

Performance-Based Stock Option Grant

In June 2022, the Committee approved the issuance of an option grant to purchase 400,000 shares of common stock to the Chief Executive Officer pursuant to the 2018 Plan, which will vest upon (a) the achievement of a specified performance goal and (b) the grantees’ continued employment during the service period. For the nine months ended September 30, 2022, no expense has been recognized related to this award.

Special Cash Dividend

On September 20, 2022, the Company paid a special, one-time cash dividend of $45.0 million (or $1.43 per share) to the Company’s common stockholders of record as of the close of business on September 6, 2022. The Company determined, in accordance with the adjustment provision of the 2018 Plan, that the special cash dividend was unusual and non-recurring and that appropriate adjustment to the stock options to purchase shares of the Company’s common stock outstanding under the 2018 Plan was required. The Company treated this adjustment as a modification to the original stock option grants because the terms of the agreements were modified in order to preserve the value of the option awards after a large non-recurring cash dividend. These options were amended to decrease the exercise price and increase the number of shares subject to the stock option on a proportionate basis. No incremental value was provided to the option holders as a result of the modification and no additional

Catalyst Biosciences, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

compensation cost was recorded by the Company. The number of shares of common stock reserved for issuance under the 2018 Plan increased by 14,860,784 to a total of 20,160,784 shares after this adjustment, and there were 12,763,009 shares of common stock available for future grant as of September 30, 2022.

The following table summarizes stock option activity under the Company’s 2018 Plan and related information:

	Number of Shares Underlying Outstanding Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)
Outstanding — December 31, 2021	2,603,630	$7.70	7.46
Options granted (1)	10,270,911	$1.34
Options forfeited and cancelled (1)	(3,920,511)	$5.16
Options expired	(47,319)	$13.27
Outstanding — September 30, 2022	8,906,711	$1.42	7.78
Exercisable — September 30, 2022	4,331,100	$2.38

(1)	Includes options that were cancelled and re-granted as part of the option modification from the special cash dividend, as further discussed above.

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

The fair value of employee stock options was estimated using the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Employee Stock Options:
Risk-free rate	3.02%	0.91%	2.25%	0.76%
Expected term (in years)	6.1	6.0	6.0	6.0
Dividend yield	—	—	—	—
Volatility	91.61%	90.95%	91.63%	93.34%
Weighted-average fair value of stock options granted	$1.34	$3.23	$0.58	$4.31

Catalyst Biosciences, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Total stock-based compensation expense recognized was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Research and development	$78	$158	$289	$921
General and administrative(1)	146	555	796	1,801
Total stock-based compensation expense	$224	$713	$1,085	$2,722

(1)

Included in general and administrative stock-based compensation for the nine months ended September 30, 2022 is stock-based compensation expense related to 32,684 shares of common stock issued to certain board members in lieu of their cash compensation. No shares of common stock were issued to board members for the three months ended September 30, 2022.

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

ISU Abxis

In December 2018, the Company entered into an amended and restated license agreement with ISU Abxis (the “A&R ISU Abxis Agreement”). Under the A&R ISU Abxis Agreement, ISU Abxis will receive commercialization rights in South Korea to the Company’s engineered Factor IX dalcinonacog alfa - DalcA and the Company will receive clinical development and commercialization rights in the rest of world (excluding South Korea) and manufacturing development and manufacturing rights worldwide (including South Korea). The A&R ISU Abxis Agreement provides for a low single-digit royalty payment to ISU Abxis, on a country-by-country basis, for net product sales of DalcA by the Company or its affiliates in each country other than South Korea. Pursuant to the A&R ISU Abxis Agreement, the Company will also pay up to an aggregate of $19.5 million in milestone payments to ISU Abxis, including $2.5 million in regulatory and development milestone payments and up to $17.0 million in commercial milestone payments, if the applicable milestones are met. As of September 30, 2022, no milestones have been met.

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

Catalyst Biosciences, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

In June 2022, Biogen and the Company reached an agreement to resolve the outstanding obligations and monetary disputes between the parties. The Company agreed to forgive approximately $0.6 million of accounts receivable due from Biogen and to pay Biogen $10,000 in cash. This resulted in the Company recognizing a $0.6 million settlement expense for the three months ended June 30, 2022, which is included in general and administrative operating expenses in the condensed consolidated statements of operations.

The Company recognized $0.0 million and $0.7 million of research and development expense as cost of collaboration revenue for the three and nine months ended September 30, 2022, respectively. The Company recognized $1.9 million and $4.3 million for the three and nine months ended September 30, 2021, respectively, of research and development expense as cost of collaboration revenue related to the Biogen Agreement. Research and development expenses were reimbursed by Biogen in accordance with the agreement.

For the nine months ended September 30, 2022, the Company recognized $0.2 million of revenue from the beginning of period deferred revenue balance.
8.	Net Income (Loss) Per Share Attributable to Common Stockholders

The dilutive effect of outstanding stock options and warrants is calculated using the treasury stock method. Stock options and warrants are anti-dilutive and excluded from the diluted net income (loss) per share calculation if the exercise price exceeds the average market price of the common shares.

Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	Nine Months Ended September 30,
	2022	2021
Options to purchase common stock	7,034,805	3,019,457
Common stock warrants	—	85
Total	7,034,805	3,019,542

The following table sets forth the computation of the basic and diluted net income (loss) per common share as follows (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income (loss) attributable to common stockholders	$(4,884)	$(25,238)	$32,212	$(67,604)
Weighted-average number of shares used in computing net loss per share, basic	31,484,542	31,379,755	31,472,666	30,382,231
Effect of dilutive stock options	—	—	133,168	—
Weighted-average number of shares used in computing net loss per share, diluted	31,484,542	31,379,755	31,605,834	30,382,231
Net income (loss) per share, basic	$(0.16)	$(0.80)	$1.02	$(2.23)
Net income (loss) per share, diluted	$(0.16)	$(0.80)	$1.02	$(2.23)

Catalyst Biosciences, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

9.	Commitments and Contingencies

Manufacturing Agreements

The Company previously signed an agreement with AGC Biologics, Inc. (“AGC”) to perform certain manufacturing services related to the Company’s collaboration agreement with Biogen, which included firm work orders totaling $0.7 million. The payment obligations were fully paid off as of March 31, 2022, and Vertex assumed responsibility for further complement-related manufacturing in connection with the sale of the Company’s complement portfolio to Vertex (See Note 12). During the quarter ended June 30, 2022, the Company terminated its manufacturing agreement with AGC for Catalyst’s remaining programs and has no remaining obligations under the agreement as of September 30, 2022.

In July 2021, the Company entered into an agreement for the Company’s screening and natural history of disease clinical studies related to CFI deficiency, with total payments of up to $6.5 million. During the quarter ended June 30, 2022, the Company terminated this agreement and incurred $0.8 million for clinical trial services incurred prior to termination and reasonable wind-down expenses. As of September 30, 2022, the Company has no remaining obligations under this agreement.

On September 16, 2021, the Company signed a Manufacturing and Research and Development Studies Agreement to support the lyophilized drug product, CB 4332. The agreement covers analytical method qualification to support good manufacturing practices (“GMP”) manufacturing. The Company had firm work orders related to this agreement totaling $0.3 million. During the quarter ended June 30, 2022, the Company terminated this agreement.

Legal Proceedings

On June 15, 2022, certain Company stockholders who beneficially held in the aggregate more than five percent (5%) of the Company’s common stock filed a lawsuit in Delaware Chancery Court, captioned JDS1, LLC v. Catalyst Biosciences, Inc., alleging that the Company violated Section 271 of the Delaware General Corporation Law and breach of fiduciary duty in connection with the Company’s asset sale to Vertex, as well as certain claims related to the alleged failure to disclose information related to the Vertex transaction. In August 2022, the lawsuit was dismissed with prejudice and the Company reimbursed JDS1, LLC for its legal and other expenses related to the litigation in the amount of $0.4 million.

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

10.	Income Taxes

As of September 30, 2022, after consideration of certain limitations (see below), the Company had approximately $186.5 million federal and $4.2 million state net operating loss carryforwards ("NOL") available to reduce future taxable income which, if unused, will carry forward indefinitely for federal and will begin to expire in 2033 for state tax purposes. Contained in the federal NOL carryforward are $87.1 million that will not be immediately available to offset due to 382 limitations but will free up in varying amounts each year.

If the Company experiences a greater than 50 percentage aggregate change in ownership over a three-year period (a Section 382 ownership change), utilization of its pre-change NOL carry forwards are subject to annual limitation under Section 382 of the Internal Revenue Code (California has similar provisions).  The annual limitation is determined by multiplying the value of the Company's stock at the time of such ownership change by the applicable long-term tax-exempt rate.  Such limitations may result in expiration of a portion of the NOL carryforwards before utilization.  The Company determined that ownership changes occurred on December 21, 2007, August 20, 2015, April 13, 2017, February 15, 2018, and February 18, 2020. The ability of the Company to use its remaining NOL and tax credit carry forwards may be further limited if the Company experiences a Section 382 ownership change as a result of future changes in its stock ownership.

Catalyst Biosciences, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

11.	Interest and Other Income (Expense), Net

The following table shows the detail of interest and other income (expense), net as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Interest income	$283	$7	$370	$35
Gain from extinguishment of liability	—	—	180	—
Other	(1)	(16)	(1)	(58)
Total interest and other income (expense), net	$282	$(9)	$549	$(23)

12.	Restructuring

Reduction-in-Force

In November 2021, the Board approved a restructuring of the Company’s business based on its decision to stop the clinical development of MarzAA and focus solely on its complement programs and protease medicines platform. The restructuring included a reduction-in-force whereby approximately 35% of employees were terminated. During the year ended December 31, 2021, the Company recorded charges of $0.4 million related to one-time severance costs and related expenses in connection with the workforce reduction, and charges of $3.8 million related to the write-off of prepaid manufacturing costs that will no longer be used for the clinical development of MarzAA. The remaining restructuring liability of $0.2 million was paid during the second quarter of 2022.

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

Sale of Assets

During the quarter ended June 30, 2022, the Company entered into sales agreements, pursuant to which the Company sold various lab equipment, consumables, and furniture and fixtures for total consideration of $0.4 million. The Company recorded a loss on disposal of $0.2 million, which is included in gain on disposal of assets, net in the condensed consolidated statements of operations.

In May 2022, the Company entered into an asset purchase agreement with Vertex, pursuant to which Vertex purchased the Company’s complement portfolio, including CB 2782-PEG and CB 4332, as well as its complement-related intellectual property including the ProTUNETM and ImmunoTUNETM platforms for $60.0 million in cash consideration. Cash of $55.0 million was received upfront in May 2022 and the remaining $5.0 million will be paid one year after the closing upon satisfaction of certain post-closing indemnification obligations. The hold-back amount is recorded within accounts and other receivables on the condensed consolidated balance sheet. There were no carrying amounts associated with the intellectual property sold to Vertex, and, therefore, the Company recorded a gain of $57.4 million related to the disposal, net of $2.6 million of transaction costs, which is included in gain on disposal of assets, net in the condensed consolidated statements of operations.

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

Overview

We are a biopharmaceutical company with expertise in protease engineering. Prior to ceasing research and development activities in March of this year, we had engineered several protease assets that may address unmet medical needs in disorders of the complement or coagulation systems. On September 20, 2022, we made a special, one-time cash dividend payment of $1.43 per share to holders of our common stock. We anticipate one or more additional special dividends in the future, although there can be no assurance as to the timing or amounts of any distributions we make. The actual amount of any distributions will depend on many factors, including, without limitation, costs and expenses for ongoing operations, directors and officers liability insurance, tax obligations including those resulting from the sale of assets to Vertex Pharmaceuticals Incorporated (“Vertex”), employee severance and other activities related to the winding down of Company operations, the Company’s receipt of some or all of the $5.0 million hold-back from the Company’s sale of assets to Vertex, and potential proceeds from the sale, license or other disposition of any other Company assets.

The following table summarizes our remaining product candidates with their latest stage of development.

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

Coagulation Programs

MarzAA

MarzAA is an engineered, subcutaneously administered, next-generation recombinant Factor VIIa. We commenced enrollment of Crimson-1, a Phase 3 registrational trial of MarzAA for episodic treatment of spontaneous or traumatic bleeding episodes in adolescents and adults with congenital hemophilia A or hemophilia B with inhibitors in May 2021. We discontinued this trial based on a number of factors, including challenges in enrollment, competition from competing approved therapies, the capital requirements to complete the trial, and other operational factors including effects of the COVID-19 pandemic. Patients enrolled in the study returned to their standard of care and completed all required safety assessments. We reported interim data collected prior to trial termination on July 11 at the 2022 International Society on Thrombosis and Haemostasis (“ISTH”) Congress in London. These data showed that MarzAA was well tolerated with no injection site reactions, drug-related adverse events, or thrombotic events. Efficacy data was collected on 14% (66/488) of planned, evaluable bleeds with SQ MarzAA having an 86.2% treatment success at 24 hours vs 86.5% treatment success for intravenous standard of care at 24 hours. We had initiated enrollment in a Phase 1/2 trial of MarzAA for treatment of bleeding in individuals with Factor VII Deficiency, Glanzmann Thrombasthenia, and hemophilia A with inhibitors on emicizumab prophylaxis. This trial was terminated in parallel with Crimson-1 in November 2021.

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

Financial Operations Overview

We have no drug products approved for commercial sale and have not generated any revenue from drug product sales.

With the exception of the three months ended June 30, 2022 and nine months ended September 30, 2022, we have never been profitable and have incurred significant operating losses in each year since inception. We had net losses of $4.9 million and $25.2 million for the three months ended September 30, 2022 and 2021, respectively, and net income of $32.2 million and net losses of $67.6 million for the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, we had an accumulated deficit of $370.5 million. As of September 30, 2022, our cash and cash equivalents balance was $23.1 million. Substantially all our operating losses were incurred in our research and development programs and in our general and administrative operations.

License and Collaboration Revenue

License and collaboration revenue consists of revenue earned for performance obligations satisfied pursuant to our license and collaboration agreement with Biogen which was entered into in December 2019 and terminated as of May 2022. We recognized collaboration revenue for reimbursable third-party vendor, out-of-pocket and personnel costs pertaining to the Biogen Agreement of $0.0 million and $0.8 million for the three and nine months ended September 30, 2022, respectively, and $2.3 million and $4.9 million for the three and nine months ended September 30, 2021, respectively.

We have not generated any revenue from the sale of any drug products and we do not expect to generate any revenue from the sale of drug products until we obtain regulatory approval of and commercialize our product candidates.

Cost of License and Collaboration Revenue

Cost of license and collaboration revenue consists of fees for research and development services payable to third-party vendors, and personnel costs, corresponding to the recognition of license and collaboration revenue from Biogen. Cost of license and collaboration revenue does not include any allocated overhead costs. We recognized third-party vendor, out-of-pocket and personnel costs, most of which were reimbursable, pertaining to the Biogen Agreement of $0.0 million and $0.8 million for the three and nine months ended September 30, 2022, respectively, and $2.3 million and $4.9 million for the three and nine months ended September 30, 2021, respectively, and recorded such costs as cost of collaboration revenue.

Research and Development Expenses

As of March this year, we ceased the development of certain programs and during the quarter ended June 30, 2022, we ceased all research and development activities. Research and development expenses represent costs incurred to conduct research, such as the discovery and development of our product candidates. We recognize all research and development costs as they are incurred. Nonrefundable advance payments for goods or services used in research and development are deferred and capitalized. The capitalized amounts are then expensed as the related goods are delivered or services are performed, or until it is no longer expected that the goods or services will be delivered.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Hemophilia	$220	$6,024	$2,301	$17,838
Complement	—	9,924	4,139	20,449
Personnel and other	505	4,246	5,648	13,546
Stock-based compensation	78	158	289	921
Total research and development expenses	$803	$20,352	$12,377	$52,754

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

Results of Operations

The following table set forth our results of operations data for the periods presented (in thousands):

	Three Months Ended September 30,
	2022	2021	Change ($)	Change (%)
Revenue:
Collaboration	$—	$2,299	$(2,299)	(100)%
Operating expenses:
Cost of collaboration	—	2,307	(2,307)	(100)%
Research and development	803	20,352	(19,549)	(96)%
General and administrative	4,363	4,869	(506)	(10)%
Total operating expenses	5,166	27,528	(22,362)	*
Loss from operations	(5,166)	(25,229)	20,063	*
Interest and other income (expense), net	282	(9)	291	*
Net loss	$(4,884)	$(25,238)	$20,354	*

	Nine Months Ended September 30,
	2022	2021	Change ($)	Change (%)
Revenue:
Collaboration	$794	$4,898	$(4,104)	(84)%
Operating expenses (income):
Cost of collaboration	798	4,926	(4,128)	(84)%
Research and development	12,377	52,754	(40,377)	(77)%
General and administrative	13,201	14,799	(1,598)	(11)%
Gain on disposal of assets, net	(57,245)	—	(57,245)	100%
Total operating expenses (income)	(30,869)	72,479	(103,348)	*
Income (loss) from operations	31,663	(67,581)	99,244	*
Interest and other income (expense), net	549	(23)	572	*
Net income (loss)	$32,212	$(67,604)	$99,816	*

*Not meaningful

License and Collaboration Revenue

No license and collaboration revenue was recognized during the three months ended September 30, 2022 due to the termination of our Biogen Agreement effective in May 2022, per Biogen’s written termination notice in March 2022. License and collaboration revenue for the nine months ended September 30, 2022 and for the three and nine months ended September 30, 2021 consisted of reimbursable collaboration expenses from our Biogen Agreement.

Cost of License and Collaboration

No cost of license and collaboration revenue was recognized during the three months ended September 30, 2022 due to the termination of our Biogen Agreement. Cost of license and collaboration revenue for the nine months ended September 30, 2022 and for the three and nine months ended September 30, 2021 primarily related to reimbursable third-party vendor and personnel costs we incurred pertaining to the Biogen Agreement.

Research and Development Expenses

Research and development expenses were $0.8 million and $20.4 million during the three months ended September 30, 2022 and 2021, respectively, a decrease of $19.6 million, or 96%. The decrease was primarily due to a decrease of $9.9 million in complement-related costs, a decrease of $5.8 million in hemophilia-related costs, a decrease of $3.8 million in personnel-related costs, and a $0.1 million decrease in stock-based compensation expense.

Research and development expenses were $12.4 million and $52.8 million during the nine months ended September 30, 2022 and 2021, respectively, a decrease of $40.4 million, or 77%. The decrease was due primarily to a decrease of $16.3 million in complement-related costs, a decrease of $15.6 million in hemophilia-related costs, a decrease of $7.9 million in personnel-related costs, and a $0.6 million decrease in stock-based compensation expense. Research and development expenses for the nine months ended September 30, 2022 include approximately $0.6 million of severance and other costs related to our reduction-in-force.

General and Administrative Expenses

General and administrative expenses were $4.4 million and $4.9 million during the three months ended September 30, 2022 and 2021, respectively, a decrease of $0.5 million, or 10%. This decrease was due primarily to a decrease of $1.2 million in personnel-related costs, partially offset by a $0.6 million increase in facilities and other administrative costs and an increase of $0.1 million in professional fees.

General and administrative expenses were $13.2 million and $14.8 million during the nine months ended September 30, 2022 and 2021, respectively, a decrease of $1.6 million, or 11%. The decrease was due primarily to a decrease of $2.3 million in personnel-related costs and a decrease of $0.6 million in professional fees, partially offset by an increase of $0.9 million in facilities and other administrative costs, an increase of $0.2 million related to our allowance for doubtful accounts, and a net increase of $0.2 million related to settlements reached with Biogen and certain contract service vendors. General and administrative expenses for the nine months ended September 30, 2022 include approximately $0.4 million of severance and other costs related to our reduction-in-force.

Gain on Disposal of Assets, Net

Gain on disposal of assets, net was $0.0 million and $57.2 million for the three and nine months ended September 30, 2022, respectively, which primarily consisted of a $57.4 million gain related to the sale of our complement portfolio to Vertex in May 2022.

Interest and Other Income (Expense), Net

The $0.3 million increase in interest and other income (expense), net for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 was primarily due to an increase in interest income.

The $0.6 million increase in interest and other income (expense), net for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 was primarily due to a $0.2 million gain recognized upon the extinguishment of a liability and an increase in interest income.

Recent Accounting Pronouncements

Refer to “Accounting Pronouncements Recently Adopted” included in Note 2, Summary of Significant Accounting Policies, in the “Notes to the Condensed Consolidated Financial Statements” in this Form 10-Q.

Liquidity and Capital Resources

On September 20, 2022, we paid a special, one-time cash dividend of $1.43 per share to holder’s of the Company’s common stock. The aggregate amount of the special dividend payment was approximately $45.0 million.

As of September 30, 2022, we had $23.1 million of cash and cash equivalents. For the nine months ended September 30, 2022, we had $32.2 million in net income and $31.6 million cash used in operating activities. We have an accumulated deficit of $370.5 million as of September 30, 2022. Our primary uses of cash are to fund operating and general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

We believe that our existing capital resources, including cash and cash equivalents will be sufficient to meet our projected operating requirements for at least the next 12 months from the date of this filing. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. We plan to continue to fund losses from operations and capital funding needs through our current cash balance, as well as potential additional asset sales, licensing transactions, collaborations or strategic partnerships with other companies. We intend to make one or more special dividend payments to stockholders in the future, although there can be no assurance as to the timing or amounts of any distributions we make. The actual amount of any distributions will depend on many factors, including, without limitation, costs and expenses for ongoing operations, directors and officers liability insurance, tax obligations including those resulting from the sale of assets to Vertex, employee severance and other activities related to the winding down of Company operations, the Company’s receipt of some or all of the $5.0 million hold-back from the Company’s sale of assets to Vertex, and potential proceeds from the sale, license or other disposition of any other Company assets.

The following table summarizes our cash flows for the periods presented (in thousands):

	Nine Months Ended September 30,
	2022	2021
Cash used in operating activities	$(31,621)	$(66,079)
Cash provided by investing activities	55,375	45,323
Cash (used in) provided by financing activities	(45,011)	49,553
Net (decrease) increase in cash and cash equivalents	$(21,257)	$28,797

Cash Flows from Operating Activities

Cash used in operating activities for the nine months ended September 30, 2022 was $31.6 million. The most significant component of our cash used was a net loss of $25.0 million, excluding the net gain of $57.2 million from the sale of our complement portfolio and other assets. The net loss included non-cash expense related to stock-based compensation of $1.1 million, bad debt expense of $0.2 million, depreciation and amortization of $0.2 million, and a $0.1 million loss related to the termination of one of our operating leases. In addition, net cash outflow of $8.2 million was attributable to the change in our net operating assets and liabilities primarily as a result of a $6.4 million decrease in accounts payable, a $4.3 million decrease in accrued compensation and other accrued liabilities, and a $0.2 million decrease in deferred revenue related to the Biogen Agreement, partially offset by a $1.6 million decrease in accounts and other receivables and a $1.0 million decrease in prepaid and other current assets.

Cash used in operating activities for the nine months ended September 30, 2021 was $66.1 million. The most significant component of our cash used was a net loss of $67.6 million. This included non-cash expenses related to stock-based compensation of $2.7 million and depreciation and amortization of $0.2 million. In addition, cash outflow of $1.4 million was attributable to the change in our net operating assets and liability primarily as a result of a $2.0 million increase in prepaid and other assets, a $2.1 million decrease in accounts payable, and a $1.1 million decrease in deferred revenue related to the Biogen Agreement, offset by a $2.2 million decrease accounts receivable and a $1.5 million increase in accrued compensation and other accrued liabilities.

Cash Flows from Investing Activities

Cash provided by investing activities for the nine months ended September 30, 2022 was $55.4 million, due primarily to $55.0 million in cash proceeds from the sale of our complement portfolio to Vertex, $2.5 million due to proceeds from maturities of investments, and $0.4 million in proceeds from the sale of property and equipment, partially offset by $2.6 million in transaction costs related to the sale of our complement portfolio to Vertex.

Cash provided by investing activities for the nine months ended September 30, 2021 was $45.3 million, due to $46.2 million in proceeds from maturities of investments, offset by $0.9 million used in purchases of property and equipment.

Cash Flows from Financing Activities

Cash used in financing activities for the nine months ended September 30, 2022 was due to the special dividend issued and paid, offset by the issuance of stock grants and option exercises.

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

Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2022, our Chief Executive Officer and Interim Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective due to an unremediated material weakness in our internal control over financial reporting.

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

Material Weakness in Internal Control Over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our consolidated financial statements will not be prevented or detected on a timely basis. In connection with management’s assessment of our internal control over financial reporting described above, management concluded that, as of September 30, 2022, a material weakness existed in our internal control over financial reporting.

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

Changes in Internal Control Over Financial Reporting

We are taking actions to remediate the material weakness relating to our internal control over financial reporting as described above. Except as described above, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On June 15, 2022, certain Company stockholders who beneficially held in the aggregate more than five percent (5%) of our common stock filed a lawsuit in Delaware Chancery Court, captioned JDS1, LLC v. Catalyst Biosciences, Inc., et al., C.A. No. 2022-0515-KSJM (Del. Ch.), against the Company and its board of directors alleging, among other things, violations of Section 271 of the Delaware General Corporation Law and breach of fiduciary duty in connection with the Company’s asset sale to Vertex, as well as certain claims related to the alleged failure to disclose information related to the Vertex transaction. In August 2022, the lawsuit was dismissed with prejudice and we reimbursed JDS1, LLC for its legal and other expenses related to the litigation in the amount of $0.4 million.

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

We may not be able to identify or execute any strategic alternatives and we may dissolve the Company.

In February 2022, we announced that we were exploring strategic alternatives. There can be no assurance that this strategic review process will result in us pursuing any transaction or that any transaction, if pursued, will be completed on attractive terms or at all.  In particular, we may not succeed in selling or licensing MarzAA, DalcA or CB 2679-GT to a third party on favorable terms, if at all.  While we continue to explore such transactions and other strategic alternatives, if it does not appear reasonably likely that a viable strategic transaction exists, we expect to seek stockholder approval to dissolve the Company and return available cash to stockholders.

We have recently received a Nasdaq notice for failing to comply with listing requirement and there is no assurance we will regain compliance or maintain our Nasdaq listing.

On November 2, 2022, we received a letter from the Listing Qualifications Department of the Nasdaq Stock Market (“Nasdaq”) informing us that because the closing bid price for our common stock listed on Nasdaq was below $1.00 for 30 consecutive trading days, we are not in compliance with the minimum bid price requirement for continued listing on the Nasdaq Capital Market, as set forth in Nasdaq Marketplace Rule 5550(a)(2) (the “Minimum Bid Price Requirement”). In accordance with Nasdaq Marketplace Rule 5810(c)(3)(A), we have a period of 180 calendar days from November 2, 2022, or until May 1, 2023, to regain compliance with the Minimum Bid Price Requirement. If we do not regain compliance within the allotted compliance period, including any extensions that may be granted by Nasdaq, Nasdaq will provide notice that our common stock will be subject to delisting.

We have received such notices three times in the past six years. There can be no assurance that we will regain compliance with the Minimum Bid Price Requirement during the 180 day compliance period, secure a second period of 180 calendar days to regain compliance, or maintain compliance with the other Nasdaq listing requirements.

Our ability to publicly or privately sell equity securities and the liquidity of our common stock could be adversely affected if we are delisted from The Nasdaq Capital Market or if we are unable to transfer our listing to another stock market. If our common stock is delisted by Nasdaq, it could lead to a number of negative implications, including an adverse effect on the price of our common stock, increased volatility in our common stock, limited availability of market quotations for our common stock, reduced liquidity in our common stock, the loss of federal preemption of state securities laws and greater difficulty in issuing additional securities and obtaining financing. In addition, delisting of our common stock could deter broker-dealers from making a market in or otherwise seeking or generating interest in our common stock, could result in a loss of current or future coverage by certain sell-side analysts and might deter certain institutions and persons from investing in our securities at all. Delisting could also cause a loss of confidence of our customers, collaborators, vendors, suppliers and employees, which could harm our business and future prospects.

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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of September 30, 2022 (unaudited) and December 31, 2021; (ii) the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2022 and 2021 (unaudited); (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2022 and 2021 (unaudited); (iv) the Condensed Consolidated Statement of Stockholders’ Equity as of September 30, 2022 and September 30, 2021 (unaudited); (v) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2022 and 2021 (unaudited); and (vi) the Notes to Unaudited Interim Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CATALYST BIOSCIENCES, INC.

Date: November 14, 2022	/s/ Nassim Usman, Ph.D.
Nassim Usman, Ph.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2022	/s/ Seline Miller
Seline Miller
Interim Chief Financial Officer
(Interim Financial and Principal Accounting Officer)