Form 10-Q
period 2023-03-31
CATALYST BIOSCIENCES, INC.
filed 2023-05-15
CIK 1124105

31

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 000-51173

Catalyst Biosciences, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	56-2020050
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

611 Gateway Blvd., Suite 120 South San Francisco, California	94080
(Address of Principal Executive Offices)	(Zip Code)

(650) 871-0761

(Registrant’s Telephone Number, Including Area Code)

Securities registered or to be registered pursuant to Section 12(b) of the Act.

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	CBIO	NASDAQ

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

As of May 8, 2023, the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 37,759,825.

CATALYST BIOSCIENCES, INC.

TABLE OF CONTENTS

		Page No.

PART I. FINANCIAL INFORMATION		3

Item 1.	Financial Statements:	3

	Condensed Consolidated Balance Sheets as of March 31, 2023 (unaudited) and December 31, 2022	3

	Condensed Consolidated Statements of Operations for the three months ended March 31, 2023 and 2022 (unaudited)	4

	Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the three months ended March 31, 2023 and 2022 (unaudited)	5

	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2023 and 2022 (unaudited)	6

	Notes to the Unaudited Interim Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22

Item 4.	Controls and Procedures	23

PART II. OTHER INFORMATION		24

Item 1.	Legal Proceedings	24

Item 1A.	Risk Factors	24

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 3.	Defaults Upon Senior Securities	24

Item 4.	Mine Safety Disclosures	25

Item 5.	Other Information	25

Item 6.	Exhibits	25

Exhibit Index		26

Signatures		28

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Catalyst Biosciences, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	March 31, 2023	December 31, 2022
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$8,099	$21,666
Accounts and other receivables	5,000	5,000
Prepaid and other current assets	915	1,540
Total current assets	14,014	28,206
Long-term receivable from GCBP	4,550	—
Other assets, noncurrent	168	168
Right-of-use assets	17	66
Property and equipment, net	1	4
Total assets	$18,750	$28,444
Liabilities, redeemable convertible preferred stock and stockholders’ deficit
Current liabilities:
Accounts payable	$16	$194
Accrued compensation	1,085	2,582
Other accrued liabilities	743	1,452
Dividends payable	—	7,558
CVR derivative liability	5,000	5,000
Operating lease liability	—	38
Total current liabilities	6,844	16,824
CVR derivative liability, noncurrent	4,550	—
Total liabilities	11,394	16,824
Commitments and Contingencies (Note 9)
Redeemable convertible preferred stock, $0.001 par value, 123,418 shares authorized; 12,340 shares issued and outstanding at March 31, 2023 and December 31, 2022	33,309	33,309
Stockholders’ deficit:
Common stock, $0.001 par value, 100,000,000 shares authorized; 37,759,825 and 37,756,574 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	37	37
Additional paid-in capital	384,686	389,210
Accumulated deficit	(410,676)	(410,936)
Total stockholders’ deficit	(25,953)	(21,689)
Total liabilities, redeemable convertible preferred stock and stockholders’ deficit	$18,750	$28,444

The accompanying notes are an integral part of these condensed consolidated financial statements.

Catalyst Biosciences, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Revenue:
Collaboration	$—	$794

Operating expenses (income):
Cost of collaboration	—	798
Research and development	588	9,703
General and administrative	3,970	4,994
Gain on disposal of assets, net	(4,736)	—
Total operating expenses (income)	(178)	15,495
Income (loss) from operations	178	(14,701)
Interest and other income, net	96	165
Income (loss) before income taxes	274	(14,536)
Income tax expenses	14	—
Net income (loss)	$260	$(14,536)
Net income (loss) per share attributable to common stockholders, basic	$0.01	$(0.46)
Net income (loss) per share attributable to common stockholders, diluted	$0.01	$(0.46)
Shares used to compute net income (loss) per share attributable to common stockholders, basic	37,758,416	31,456,090
Shares used to compute net income (loss) per share attributable to common stockholders, diluted	37,984,324	31,456,090

Cash dividends paid per common share	$0.24	$—
CVR cash dividends paid per common share	$0.01	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Catalyst Biosciences, Inc.

Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(In thousands, except share amounts)

(Unaudited)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2022	12,340	$33,309	37,756,574	$37	$389,210	$(410,936)	$(21,689)
Stock-based compensation expense	—	—	—	—	210	—	210
Issuance of common stock from stock grants	—	—	3,251	—	2	—	2
CVR cash dividends paid related to GCBP Agreement ($0.01 per share)	—	—	—	—	(206)	—	(206)
CVR derivative liability	—	—	—	—	(4,530)	—	(4,530)
Net income	—	—	—	—	—	260	260
Balance at March 31, 2023	12,340	$33,309	37,759,825	$37	$384,686	$(410,676)	$(25,953)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2021	—	$—	31,409,707	$31	$443,752	$(402,694)	$41,089
Stock-based compensation expense	—	—	32,684	—	515	—	515
Issuance of common stock from stock grants	—	—	34,662	—	16	—	16
Net loss	—	—	—	—	—	(14,536)	(14,536)
Balance at March 31, 2022	—	$—	31,477,053	$31	$444,283	$(417,230)	$27,084

The accompanying notes are an integral part of these condensed consolidated financial statements.

Catalyst Biosciences, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Operating Activities
Net income (loss)	$260	$(14,536)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation expense	210	515
Depreciation and amortization	3	113
Change in fair value of long-term receivables	(20)	—
Change in fair value of derivative liabilities	20	—
Bad debt expense	—	200
Net gain on disposal of assets	(4,736)	—
Changes in operating assets and liabilities:
Accounts and other receivables	—	1,054
Prepaid and other current assets	625	1,485
Accounts payable	(178)	(1,713)
Accrued compensation and other accrued liabilities	(2,411)	1,036
Operating lease liability and right-of-use asset	11	26
Deferred revenue	—	(230)
Net cash flows used in operating activities	(6,216)	(12,050)

Investing Activities
Proceeds from maturities of short-term investments	—	2,504
Proceeds from the sale of legacy rare bleeding disorder program to GCBP	1,000	—
Payment of transaction costs in connection with the sale of legacy rare bleeding disorder program to GCBP	(589)	—
Net cash flows provided by investing activities	411	2,504

Financing Activities
Payment of dividends	(7,764)	—
Issuance of common stock from stock grants	2	16
Net cash flows (used in) provided by financing activities	(7,762)	16
Net decrease in cash and cash equivalents	(13,567)	(9,530)
Cash and cash equivalents at beginning of the period	21,666	44,347
Cash and cash equivalents at end of the period	$8,099	$34,817

Supplemental Disclosure on Non-Cash Investing and Financing Activities:
CVR derivative liability	$4,530	$—
Accrued transaction costs related to GCBP asset sale	$205	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Catalyst Biosciences, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	Nature of Operations and Liquidity

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

On May 19, 2022, Catalyst entered into and closed on an asset purchase agreement with Vertex Pharmaceuticals Inc. (“Vertex”), pursuant to which Vertex acquired Catalyst’s complement portfolio, including CB 2782-PEG and CB 4332, as well as its complement-related intellectual property including the ProTUNETM and ImmunoTUNETM platforms. See Note 11, Restructuring.

On February 27, 2023, Catalyst entered into and closed on an asset purchase agreement with GC Biopharma Corp. (“GCBP”), pursuant to which GCBP acquired Catalyst’s legacy rare bleeding disorder program, including the coagulation related assets marzeptacog alfa (activated) (“MarzAA”), dalcinonacog alfa (“DalcA”), and CB-2679d-GT. See Note 11, Restructuring.

F351 Asset Acquisition

On December 26, 2022, the Company executed and closed an Asset Purchase Agreement, which was amended on March 29, 2023 (the “F351 Agreement”), with GNI Group Ltd. and GNI Hong Kong Limited (together “GNI”) to purchase all of the assets and intellectual property rights primarily related to the proprietary Hydronidone compound (collectively, the “F351 Assets”), other than such assets and intellectual property rights located in the People’s Republic of China. At the closing of the agreement on December 26, 2022, the Company paid $35.0 million in the form of 6,266,521 shares of Catalyst common stock and 12,340 shares of newly designated Series X redeemable convertible preferred stock (“Catalyst Convertible Preferred Stock”). Each share of Catalyst Convertible Preferred Stock is convertible into 10,000 shares of common stock, subject to stockholder approval under Nasdaq rules and subject to a beneficial ownership conversion blocker. For additional information, see Note 3, F351 Asset Acquisition.

Business Combination Agreement

Concurrent with the F351 Asset acquisition, the Company signed a definitive agreement, as amended on March 29, 2023, with GNI Group Ltd., GNI Hong Kong Limited, GNI USA, Inc., Continent Pharmaceuticals Inc. and Shanghai Genomics, Inc. (collectively, “GNI”) and other minority stockholders to acquire an indirect controlling interest in Beijing Continent Pharmaceutical Co Ltd. (“BC”), a commercial-stage pharmaceutical company based in China and majority-owned subsidiary of GNI, in exchange for newly issued shares of common stock (the “Business Combination Agreement”). The closing of the transactions under the Business Combination Agreement will be subject to stockholder approval at a stockholder meeting expected to be held in the third quarter of 2023 and certain customary closing conditions. For additional information, see Note 9, Commitments and Contingencies.

Contingent Value Rights Agreement

Pursuant to the Business Combination Agreement, on December 26, 2022, Catalyst and the Rights Agent (as defined therein) executed a contingent value rights agreement, as amended on March 29, 2023 (the “CVR Agreement”), pursuant to which each holder of Catalyst common stock as of January 5, 2023 (the “CVR Holders”), excluding GNI, received one contractual contingent value right (a “CVR”) issued by the Company for each share of Catalyst common stock held by such holder. Each CVR entitles the holder thereof to receive certain cash payments in the future. For additional information, see Note 9, Commitments and Contingencies.

Liquidity

On January 12, 2023, the Company paid a one-time cash dividend of $0.24 per share to the Company’s common stockholders of record as of close of business on January 5, 2023, excluding GNI. The aggregate amount of the special dividend payment was approximately $7.6 million.

On March 8, 2023, the Company distributed the net cash proceeds received from the GCBP asset sale of $0.2 million, or $0.01 per share, to the CVR Holders, excluding GNI. See Note 11, Restructuring, for additional information regarding this distribution.

The Company had net income of $0.3 million for the three months ended March 31, 2023. As of March 31, 2023, the Company had an accumulated deficit of $410.7 million and cash and cash equivalents of $8.1 million. Its primary uses of cash are to fund operating expenses and general and administrative expenditures. As part of the F351 Agreement, the Company issued 12,340 shares of Catalyst Convertible Preferred Stock, which upon stockholder approval, will be converted to 123,400,000 shares of common stock, subject to applicable beneficial ownership limitations. The terms of the Catalyst Convertible Preferred Stock include a cash settlement feature which provide that, if the Company’s stockholders fail to approve the conversion of the Catalyst Convertible Preferred Stock by September 30, 2023, the Company could be required to make cash payments to the holders of Catalyst Convertible Preferred Stock significantly in excess of its current liquidity. The Company believes that stockholders who are entitled to vote on the conversion proposal at the Company’s 2023 Annual Meeting of Stockholders, which is expected to be held in the third quarter of 2023, will vote to approve the proposal. However, as the vote of the Company’s common stockholders is outside of the control of the Company, there is substantial doubt about its ability to continue as a going concern for at least 12 months following the issuance of these condensed consolidated financial statements. The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.
2.	Summary of Significant Accounting Policies

Basis of Presentation

The Company’s condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and following the requirements of the Securities and Exchange Commission (the “SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted. These financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the Company’s financial information. These interim results and cash flows for any interim period are not necessarily indicative of the results to be expected for the year ending December 31, 2023, or for any other future annual or interim period.

The accompanying condensed consolidated financial statements and related financial information should be read in conjunction with the consolidated financial statements filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (the “Annual Report”).

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, allowance of doubtful accounts, long-term receivable, contingent value rights, operating lease right-of-use assets and liabilities, accrued expenses, income taxes and stock-based compensation. The Company bases its estimates on various assumptions that the Company believes to be reasonable under the circumstances. Actual results could differ from those estimates.

Accounting Pronouncements Recently Adopted

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments. The main objective of ASU 2016-13 is to provide financial statement users with more decision-useful information about an entity's expected credit losses on financial instruments and other commitments to extend credit at each reporting date. To achieve this objective, the amendments in this update replace the incurred loss impairment methodology currently used today with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to develop credit loss estimates. ASU 2016-13 is effective for the Company for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, using a modified retrospective approach. The Company adopted ASU 2016-13 and related updates as of January 1, 2023 and the adoption did not have a material impact on its condensed consolidated financial statements.

Long-Term Receivable

The Company determined that the hold-back from the GCBP asset sale in February 2023 qualified as a long-term receivable. The receivable is considered a loan held for investment since the Company has the intent and ability to hold to maturity. Catalyst has elected to account for the receivable under the fair value option method of accounting and any changes in fair value are recorded in interest and other income, net on the condensed consolidated statement of operations. Refer to Note 4, Fair Value Measurements and Note 11, Restructuring, for additional information regarding the long-term receivable and GCBP asset sale.

Net Income (Loss) per Share Attributable to Common Stockholders

The Company calculates basic and diluted net income (loss) per share attributable to common stockholders in conformity with the two-class method required for participating securities. The Catalyst Convertible Preferred Stock contractually entitles the holders of such shares to participate in dividends but such participation is contingent upon the completion of the merger with GNI. As a result, the Catalyst Convertible Preferred Stock is excluded from the basic EPS calculation, as these shares are not participating securities until the merger with GNI closes. As such, net income for the periods presented was not allocated to these securities. During periods of loss, the Company allocates no loss to participating securities because they have no contractual obligation to share in the losses of the Company.

Basic net income (loss) per share attributable to common stockholders is calculated by dividing the net income (loss) by the weighted average number of shares of common stock outstanding during the period, without consideration for potentially dilutive securities. Participating securities are excluded from the basic weighted average common shares outstanding.

Diluted net income (loss) per share attributable to common stockholders is based on the weighted average number of common shares outstanding during the period, including potential dilutive common shares. For purposes of this calculation, outstanding stock options and warrants are considered potential dilutive common shares. The calculation of diluted EPS does not consider the effect of the Catalyst Convertible Preferred Stock since conversion is contingent upon the occurrence of a specified future event.
3.	F351 Asset Acquisition

On December 26, 2022, the Company acquired the F351 Assets from GNI in accordance with the terms of the F351 Agreement as discussed in Note 1, Nature of Operations and Liquidity. Under the terms of the F351 Agreement, the Company issued 6,266,521 shares of common stock and 12,340 shares of Catalyst Convertible Preferred Stock.

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

In March 2023, the Company amended the F351 Agreement and the Catalyst Convertible Preferred Stock Certificate of Designation to extend the deadline for the cash settlement of the Catalyst Convertible Preferred Stock from June 26, 2023 to September 30, 2023. Under the amended terms, if the Company’s stockholders do not approve the conversion of the Catalyst Convertible Preferred Stock by September 30, 2023, then the Catalyst Convertible Preferred Stock would be redeemable at the option of the holders for cash equal to the closing price of the common stock on the last trading day prior to the holder’s redemption request. Using the closing price on May 8, 2023 of $0.21, if all the currently outstanding Catalyst Convertible Preferred Stock was redeemed for cash, the Company would be required to make a payment of approximately $25.9 million. The Company has insufficient liquidity to make such a payment, if required.

4.	Fair Value Measurements

For a description of the fair value hierarchy and the Company’s fair value methodology, see “Part II - Item 8 - Financial Statements and Supplementary Data - Note 3 – Summary of Significant Accounting Policies” in the Company’s Annual Report. There were no significant changes in these methodologies during the three months ended March 31, 2023.

The following tables present the fair value hierarchy for assets and liabilities measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds(1)	$8,099	$—	$—	$8,099
Long-term receivable from GCBP	—	—	4,550	4,550
Total financial assets	$8,099	$—	$4,550	$12,649

Financial liabilities:
CVR derivative liability	$—	$—	$5,000	$5,000
CVR derivative liability, noncurrent	—	—	4,550	4,550
Total financial liabilities	$—	$—	$9,550	$9,550

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds(1)	$21,666	$—	$—	$21,666
Total financial assets	$21,666	$—	$—	$21,666

Financial liabilities:
CVR derivative liability	$—	$—	$5,000	$5,000
Total financial liabilities	$—	$—	$5,000	$5,000

(1)	Included in cash and cash equivalents on the accompanying condensed consolidated balance sheets.

The carrying amounts of accounts and other receivables, accounts payable, and accrued liabilities approximate their fair values due to the short-term maturity of these instruments.

Derivative Liabilities and Long-term Receivables

The CVR derivative liability relates to the CVR Agreement executed in connection with the Business Combination Agreement. The fair value of this derivative liability is based on significant unobservable inputs, which represent Level 3 measurements within the fair value hierarchy. The estimated fair value of the CVR liability was determined based on the anticipated amount and timing of projected cash flows to be received from Vertex pursuant to the Vertex asset purchase agreement. As of March 31, 2023, the Company expects to receive a $5.0 million hold-back payment from Vertex in the second quarter of 2023, which will be distributed, net of expenses, to the holders of Catalyst common stock as of January 5, 2023 under the CVR Agreement. The CVR liability was initially recorded at $5.0 million at issuance on December 26, 2022 and there was no change in the estimated fair value as of March 31, 2023.

The long-term receivable and the corresponding CVR derivative liability, noncurrent relate to the asset purchase agreement with GCBP. The fair value of this long-term receivable and derivative liability is based on significant unobservable inputs, which represent Level 3 measurements within the fair value hierarchy. The estimated fair value of the long-term receivable and CVR derivative liability, noncurrent was determined based on the anticipated amount and timing of projected cash flows to be received from GCBP pursuant to the GCBP asset purchase agreement discounted to their present values using an estimated discount rate of 5.05%. As of March 31, 2023, the Company expects to receive a $5.0 million hold-back payment from GCBP in the first quarter of 2025, which will be distributed, net of expenses, to the holders of Catalyst common stock as of January 5, 2023 under the CVR Agreement.

The following table sets forth the changes in the estimated fair value of the Company’s Level 3 financial assets and liabilities (in thousands):

	Long-term receivable	CVR derivative
	from GCBP	liability, noncurrent
Balance at December 31, 2022	$—	$—
Additions in the period	4,530	4,530
Changes in fair value	20	20
Balance at March 31, 2023	$4,550	$4,550

5.	Lease

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

The Company leases office space for its corporate headquarters, located in South San Francisco, CA. The lease term is through April 30, 2023 and there are no stated renewal options. The Company currently has a month-to-month lease that will continue to be utilized following the expiration of the corporate headquarters lease.

In March 2022, the Company entered into a sublease agreement for its leased facility that commenced in April 2022. Under the terms of the sublease agreement, the Company will receive $0.2 million in base lease payments over the term of the sublease, which ends in April 2023. For the three months ended March 31, 2023, the Company recognized sublease income of $38,000. The sublease agreement began in April 2022, so no sublease income was recognized during the three months ended March 31, 2022.

For the three months ended March 31, 2023 and 2022, the Company’s operating lease expense was $0.1 million and $0.5 million, respectively.

The Company has historically prepaid one month’s worth of rent expense, therefore as of March 31, 2023, the Company does not have any remaining lease payments under its current lease agreement. The present value assumptions used in calculating the present value of the lease payments were as follows:

	March 31, 2023	December 31, 2022
Weighted-average remaining lease term	0 years	0.3 years
Weighted-average discount rate	0.0%	4.3%

Supplemental cash flow information related to operating leases was as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities	$39	$502

6.	Stock Based Compensation

2018 Omnibus Incentive Plan

In June 2018, stockholders of the Company approved the Company’s 2018 Omnibus Incentive Plan (the “2018 Plan”). The 2018 Plan had previously been approved by the Company’s Board of Directors (the “Board”) and the Compensation Committee (the “Committee”) of the Board, subject to stockholder approval. The 2018 Plan became effective on June 13, 2018. On June 9, 2021, the stockholders of the Company approved an amendment previously approved by the Board to increase the number of shares of common stock reserved for issuance under the 2018 Plan by 2,500,000 to a total of 5,300,000 shares. The amendment became effective immediately upon stockholder approval. After the option modification (as discussed below), the number of shares of common stock reserved for issuance under the 2018 Plan increased to a total of 31,456,403. As of March 31, 2023, there were 25,521,867 shares of common stock available for future grant.

Performance-Based Stock Option Grants

In June 2022, the Committee approved the issuance of an option grant to purchase 400,000 shares (2,457,917 shares after the option modification discussed below) of common stock to the Chief Executive Officer pursuant to the 2018 Plan, which will vest upon (a) the achievement of a specified performance goal and (b) the grantee’s continued employment during the service period. During the three months ended March 31, 2023, this award was cancelled. Prior to cancellation, no expense has been recognized related to this award and no options have vested.

Special Cash Dividend

On January 12, 2023, the Company paid a special, one-time cash dividend of $7.6 million (or $0.24 per share) to the Company’s common stockholders of record as of the close of business on January 5, 2023. The Company determined, in accordance with the adjustment provision of the 2018 Plan, that the special cash dividend was unusual and non-recurring and that appropriate adjustment to the stock options to purchase shares of the Company’s common stock outstanding under the 2018 Plan was required. The Company treated this adjustment as a modification to the original stock option grants because the terms of the agreements were modified in order to preserve the value of the option awards after a large non-recurring cash dividend. These options were amended to decrease the exercise price and increase the number of shares subject to the stock option on a proportionate basis. No incremental value was provided to the option holders as a result of the modification and no additional compensation cost was recorded by the Company.

The following table summarizes stock option activity under the Company’s 2018 Plan and related information:

	Number of Shares Underlying Outstanding Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)
Outstanding — December 31, 2022	8,678,767	$1.42	7.47
Options granted (1)	14,008,093	$0.86
Options forfeited and cancelled (1)	(14,210,119)	$0.91
Options expired	(12,174)	$36.16
Outstanding — March 31, 2023	8,464,567	$1.30	6.01
Exercisable — March 31, 2023	7,306,692	$1.40

(1)	Includes options that were cancelled and re-granted as part of the option modification from the special cash dividend, as further discussed above.

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

The only options granted during the quarter ended March 31, 2023 were as a result of the option modification. Since no new stock options were granted during the quarter ended March 31, 2023, all weighted-average assumptions for the period were not applicable.

The fair value of employee stock options was estimated using the following weighted-average assumptions:

	Three Months Ended March 31,
	2023	2022
Employee Stock Options:
Risk-free interest rate	—	1.87%
Expected term (in years)	—	6.1
Dividend yield	—	—
Volatility	—	91.54%
Weighted-average fair value of stock options granted	$—	$0.39

Total stock-based compensation expense recognized was as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Research and development	$66	$128
General and administrative(1)	144	387
Total stock-based compensation expense	$210	$515

(1)	No shares of common stock were issued to board members for the three months ended March 31, 2023.
7.	Collaborations

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

As a result of the sale of the Company’s rare bleeding disorders programs, including DalcA and other assets, to GCBP in February 2023, the A&R ISU Abxis Agreement was transferred to GCBP. See Note 11, Restructuring. As of the date of transfer, no milestones have been met.
8.	Net Income (Loss) per Share Attributable to Common Stockholders

Potentially dilutive securities are excluded from the calculation of diluted net income (loss) per share attributable to common stockholders if their inclusion is anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	Three Months Ended March 31,
	2023	2022
Options to purchase common stock	8,249,500	2,777,710
Common stock warrants	—	85
Total	8,249,500	2,777,795

In addition, the Catalyst Convertible Preferred Stock has also been excluded from the computation of diluted net income (loss) per share attributable to common stockholders because the contingency for conversion of these shares has not been met.

The following is a reconciliation of the numerator (net income or loss) and denominator (number of shares) used in the calculation of basic and diluted net income (loss) per share attributable to common stockholders (in thousands, except share and per share data):

	Three Months Ended March 31,
	2023	2022
Numerator
Net income (loss)	$260	$(14,536)

Denominator
Weighted-average number of shares used in computing net income (loss) per share available to common stockholders, basic	37,758,416	31,456,090
Effect of dilutive stock options	225,908	—
Weighted-average number of shares used in computing net income (loss) per share available to common stockholders, diluted	37,984,324	31,456,090
Net income (loss) per share available for common stockholders, basic	$0.01	$(0.46)
Net income (loss) per share available for common stockholders, dilutive	$0.01	$(0.46)

9.	Commitments and Contingencies

As of March 31, 2023 and December 31, 2022, the Company had cash deposited in certain financial institutions in excess of federally insured levels. The Company regularly monitors the financial stability of these financial institutions and believes that it is not exposed to any significant credit risk in cash and cash equivalents.  However, in March and April 2023, certain U.S. government banking regulators took steps to intervene in the operations of certain financial institutions due to liquidity concerns, which caused general heightened uncertainties in financial markets. While these events have not had a material direct impact on the Company’s operations, if further liquidity and financial stability concerns arise with respect to banks and financial institutions, either nationally or in specific regions, the Company’s ability to access cash or enter into new financing arrangements may be threatened, which could have a material adverse effect on its business, financial condition and results of operations.

Business Combination Agreement

Concurrent with the F351 Asset acquisition, as amended on March 29, 2023, the Company entered into the Business Combination Agreement with GNI and other minority stockholders (“Sellers” and each a “Seller”) to acquire an indirect controlling interest in BC, a commercial-stage pharmaceutical company based in China and majority-owned subsidiary of GNI, in exchange for newly issued shares of Catalyst common stock. The closing of the transactions under the Business Combination Agreement will be subject to stockholder approval at a stockholder meeting expected to be held in the third quarter of 2023 and certain customary closing conditions. If the transaction is approved by stockholders, the Company would issue at closing a total of up to 1,110,776,224 shares of Catalyst common stock for an indirect controlling interest in BC. Each Seller may elect to be issued Catalyst Convertible Preferred Stock in lieu of the Company’s common stock.

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

Contingent Value Rights Agreement

Pursuant to the Business Combination Agreement, on December 26, 2022, Catalyst and the Rights Agent (as defined therein) executed the CVR Agreement, as amended on March 29, 2023, pursuant to which the CVR Holders received one contractual CVR issued by the Company, subject to and in accordance with the terms and conditions of the CVR Agreement, for each share of Catalyst common stock held by such holder. Each CVR entitles the holder thereof to receive (i) certain cash payments from the net proceeds related to the disposition of the Company’s legacy assets (MarzAA, DalcA, and CB 2679d-GT), (ii) 100% of the excess cash (net of all current or contingent liabilities, including transaction-related expenses) retained by the Company in excess of $1.0 million as of the closing date of the transactions under the Business Combination Agreement, (iii) 100% of the amount actually received by the Company, net of expenses, pursuant to the Vertex asset purchase agreement and (iv) 100% of the excess, by which the preapproved costs to manage, negotiate, settle and finalize certain third party claims exceed the costs actually incurred with respect to such claims. The CVRs are not transferable, except in certain limited circumstances as provided for in the CVR Agreement, will not be certificated or evidenced by any instrument, and will not be registered with the SEC or listed for trading on any exchange.

In February 2023, the Company recorded a $4.5 million long-term CVR derivative liability as a result of the disposition of the Company’s legacy assets to GCBP. On March 8, 2023, the Company distributed the net cash proceeds received from the GCBP asset sale of $0.2 million to the CVR Holders. Refer to Note 4, Fair Value Measurements and Note 11, Restructuring, for additional information regarding the CVR derivative liability and GCBP asset sale.

COVID-19

The current COVID-19 pandemic has presented a substantial public health and economic challenge around the world and is affecting the Company’s employees and business operations. The full extent to which the COVID-19 pandemic will directly or indirectly impact the Company’s business, results of operations and financial condition will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19, the actions taken to contain it or treat its impact and the economic impact on local, regional, national, and international markets. The COVID-19 pandemic may disrupt the Company’s ability to conduct the clinical development and commercialization of Hydronidone in NASH fibrosis as planned.
10.	Income Taxes

During the three months ended March 31, 2023 and 2022, the Company recorded an income tax expense of $14,000 and zero, respectively. The Company recorded no income tax benefits for the net operating losses incurred or for the research and development tax credits generated in each period due to its uncertainty of realizing a benefit from those items. All of the Company’s operating losses since inception have been generated in the United States.

As of March 31, 2023, after consideration of certain limitations (see below), the Company had approximately $194.1 million federal and $3.6 million state net operating loss carryforwards ("NOL") available to reduce future taxable income which, if unused, the majority will carry forward indefinitely for federal and will begin to expire in 2032 for state tax purposes.

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

In March 2022, the Board approved a further reduction of its workforce as part of its restructuring plan whereby 22 full-time employees were terminated. Following this reduction, the Company had five full-time employees remaining. During the quarter ended March 31, 2022, the Company recorded additional charges of $1.0 million for severance and other costs related to the reduction-in-force, recognized as an operating expense within the condensed consolidated statements of operations, which the Company paid during the second quarter of 2022.

Sale of Assets

In May 2022, the Company entered into an asset purchase agreement with Vertex, pursuant to which Vertex purchased the Company’s complement portfolio, including CB 2782-PEG and CB 4332, as well as its complement-related intellectual property including the ProTUNETM and ImmunoTUNETM platforms for $60.0 million in cash consideration. Cash of $55.0 million was received upfront in May 2022 and the remaining $5.0 million will be paid one year after the closing upon satisfaction of certain post-closing indemnification obligations. The hold-back amount is recorded within accounts and other receivables on the condensed consolidated balance sheet. Once received, the net proceeds from the hold-back amount will be distributed to the CVR Holders pursuant to the CVR Agreement, see Note 9, Commitments and Contingencies. There were no carrying amounts associated with the intellectual property sold to Vertex, and, therefore, the Company recorded a gain of $57.4 million related to the disposal, net of $2.6 million of transaction costs during the second quarter of 2022.

In February 2023, Catalyst entered into an asset purchase agreement with GCBP, pursuant to which GCBP acquired the Company’s legacy rare bleeding disorders programs, including MarzAA, DalcA and CB-2679d-GT, for $6.0 million in cash consideration. Cash of $1.0 million was received upfront in February 2023 and the remaining $5.0 million will be paid two years after the closing upon satisfaction of certain post-closing indemnification obligations. The hold-back amount is recorded as a long-term receivable on the condensed consolidated balance sheet. In March 2023, the Company distributed the net cash proceeds received upfront of $0.2 million to the CVR Holders. Once received, the remaining net proceeds, net of expenses, from the hold-back amount will be distributed to the CVR Holders pursuant to the CVR Agreement, see Note 9, Commitments and Contingencies. There were no carrying amounts associated with the intellectual property sold to GCBP, and, therefore, Catalyst recorded a gain of $4.7 million related to the disposal, net of $0.8 million of transaction costs, which is included in gain on disposal of assets, net in the condensed consolidated statements of operations for the three months ended March 31, 2023.

12.	Subsequent Events

Cost Sharing Agreement

On April 13, 2023, the Company entered into a Cost Sharing and Agency Agreement with GNI. Under this agreement, GNI will pay for certain costs related to the development of the F351 Assets in the U.S. incurred from December 26, 2022 until the Business Combination Agreement closes. After the Business Combination Agreement closes, the Company will be required to reimburse GNI for such costs. The Company has not incurred any expenses related to the development of the F351 Assets through March 31, 2023.

Manufacturing Agreements

On April 18, 2023, the Company entered into two separate agreements to support the F351 Assets acquired from GNI. One agreement will cover analytical method process familiarization and validation to support good manufacturing practices (“GMP”) manufacturing, and the other agreement will cover non-GMP manufacturing services and clinical supply batch GMP manufacturing of the F351 Assets, with total payments of up to $0.3 million and $0.2 million, respectively. The Company can terminate these agreements at any time upon 90 days written notice. Upon termination, the Company will be responsible to pay for services incurred prior to termination and any non-cancellable obligations in connection with such services.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless otherwise indicated, in this Quarterly Report on Form 10-Q, references to “Catalyst,” “we,” “us,” “our” or the “Company” mean Catalyst Biosciences, Inc. and our subsidiary. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and related notes that appear in this Quarterly Report on Form 10-Q (this “Report”) and with the audited consolidated financial statements and related notes that are included as part of our Annual Report on Form 10-K for the year ended December 31, 2022 (the “Annual Report”).

In addition to historical information, this Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (“the Exchange Act”). Forward-looking statements are identified by words such as “believe,” “will,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “predict,” “could,” “potentially” or the negative of these terms or similar expressions. You should read these statements carefully because they discuss future expectations, contain projections of future results of operations or financial condition, or state other “forward-looking” information. These statements relate to our future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. For example, forward-looking statements include any statements regarding the strategies, prospects, plans, expectations or objectives of management for future operations or the distribution of cash to Company stockholders, the benefits that may be derived from product candidates or the commercial or market opportunity in any target indication, our ability to protect intellectual property rights, our anticipated operations, financial position, revenues, costs or expenses, statements regarding future economic conditions or performance, statements of belief and any statement of assumptions underlying any of the foregoing. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in this report in Part II, Item 1A — “Risk Factors,” elsewhere in this Report and in Part I - Item 1A – “Risk Factors” in the Annual Report. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. These statements, like all statements in this Report, speak only as of their date, and Catalyst undertakes no obligation to update or revise these statements in light of future developments. Catalyst cautions investors that its business and financial performance are subject to substantial risks and uncertainties.

Overview

F351 Asset Acquisition

On December 26, 2022, Catalyst acquired the F351 Assets from GNI Group Ltd. and GNI Hong Kong Limited (the “Sellers”) pursuant to that certain F351 Agreement, by and among Catalyst and the Sellers. The F351 Assets include 15 issued or pending patents and patent applications outside of the People’s Republic of China, with the last acquired issued patent expected to expire in August 2037. Under the terms of the F351 Agreement and upon the effective time of the transactions contemplated by the F351 Agreement, Catalyst issued to the Sellers equity interests with an aggregate value of $35.0 million in the form of: 6,266,521 shares of the Company’s common stock and 12,340 shares of newly designated Series X convertible preferred stock (“Catalyst Convertible Preferred Stock”), which Catalyst Convertible Preferred Stock is convertible, upon the approval of the stockholders of Catalyst (as further described herein) into shares of common stock at a ratio of one (1) share of Catalyst Convertible Preferred Stock to 10,000 shares of common stock.

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

Business Combination Agreement

On December 26, 2022, Catalyst, GNI USA, Inc., GNI Japan, GNI Hong Kong, Shanghai Genomics, Inc. (collectively the “Contributors”), the individuals (collectively the “Minority Holders”) listed on an annex to that certain Business Combination Agreement, as amended (the “Business Combination Agreement”) and Continent Pharmaceuticals Inc. (“CPI”) entered into the Business Combination Agreement. The Business Combination Agreement contains the terms and conditions of the proposed business combination pursuant to which Catalyst will acquire an indirect controlling interest in BC. The closing of the transactions under the Business

Combination Agreement will be subject to stockholder approval at a stockholder meeting expected to be held in the third quarter of 2023 and certain customary closing conditions. If the transaction is approved by stockholders, Catalyst would issue at closing a total of up to 1,110,776,224 shares of its common stock for an indirect controlling interest in BC.

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

Contingent Value Rights Agreement

Concurrent with the signing of the Business Combination Agreement, Catalyst entered into the CVR Agreement, pursuant to which each common stockholder, excluding GNI, received one CVR issued by the Company, subject to and in accordance with the terms and conditions of the CVR Agreement, for each share of common stock held by such holder at the CVR Record Date. Each CVR entitles the holder thereof to receive (i) certain cash payments from the net proceeds, if any, related to (a) the disposition of its legacy assets within 90 calendar days after the remainder of the Holdback Amount (as defined in the CVR Agreement) is finally determined and received by Catalyst or (b) the resolution of certain legal claims; provided, however, such period will be automatically extended for any Claim (as defined in the CVR Agreement) for an additional one-year period to the extent any Claim is appealed during the initial term, (ii) 100% of the excess cash (net of all current or contingent liabilities, including transaction-related expenses) retained by the Company in excess of $1.0 million as of the closing date of the transactions under the Business Combination Agreement, and (iii) 100% of the amount actually received (net of indemnity claims, if any) by Catalyst pursuant to the asset purchase agreement dated as of May 19, 2022, by and between Catalyst and Vertex. The contingent payments under the CVR Agreement, if they become payable, will become payable to the Rights Agent (as defined in the CVR Agreement) for subsequent distribution to the CVR Holders. In the event that no such proceeds are received, or the permitted deductions under the CVR Agreement are greater than any such proceeds, CVR Holders will not receive any payment pursuant to the CVR Agreement. There can be no assurance that CVR Holders will receive any amounts. The CVRs are not transferable, except in certain limited circumstances as provided for in the CVR Agreement, will not be certificated or evidenced by any instrument, and will not be registered with the SEC or listed for trading on any exchange.

Prior to the F351 acquisition, Catalyst was engaged in the research and development of product candidates from Catalyst’s protein engineering platform. In February 2022, Catalyst announced that it engaged Perella Weinberg Partners as a financial advisor to assist Catalyst in exploring strategic alternatives to monetize its assets. In March 2022, Catalyst ceased research and development activities and in May 2022, Catalyst entered into an asset purchase agreement with Vertex, pursuant to which Vertex purchased Catalyst’s complement portfolio, including CB 2782-PEG and CB 4332, as well as its complement-related intellectual property, including the ProTUNE™ and ImmunoTUNE™ platforms, for $60.0 million in cash consideration. $55.0 million was received upfront and the remaining $5.0 million was retained by Vertex as a hold-back until one year after the closing date to satisfy certain post-closing indemnification obligations. Any amounts received from Vertex with respect to this hold-back, net of expenses, will be distributed to the CVR Holders. On February 27, 2023, Catalyst signed an asset purchase agreement with GC Biopharma Corp. (“GCBP”) pursuant to which GCBP acquired Catalyst’s legacy rare bleeding disorders programs including marzeptacog alpha activated (“MarzAA”), dalcinonacog alpha (“DalcA”) and CB-2679d-GT for a total of $6.0 million in cash consideration, $1.0 million payable on signing and $5.0 million payable on February 28, 2025, subject to satisfaction of post-closing indemnification obligations. In March 2023, Catalyst distributed net proceeds of approximately $0.2 million to the CVR Holders. Once received, any additional net proceeds from the transaction will be distributed to the CVR Holders. Catalyst is also pursuing certain legal claims against a third party related to payments under a 2016 asset purchase agreement, and any net recoveries related to these claims will be distributed to the CVR Holders.

Financial Operations Overview

Catalyst has no drug products approved for commercial sale and has not generated any revenue from drug product sales.

With the exception of the three months ended March 31, 2023 and June 30, 2022, Catalyst has never been profitable and has incurred significant operating losses in each year since inception. Catalyst had net income of $0.3 million and net losses of $14.5 million for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, Catalyst had an accumulated deficit of $410.7 million and cash and cash equivalents of $8.1 million. Substantially all its operating losses were incurred in its research and development programs and in its general and administrative operations.

Collaboration Revenue

Collaboration revenue consists of revenue earned for performance obligations satisfied pursuant to the License and Collaboration Agreement with Biogen which was entered into in December 2019 and terminated in May 2022 (the “Biogen Agreement”). Catalyst recognized collaboration revenue for reimbursable third-party vendor, out-of-pocket and personnel costs pertaining to the Biogen Agreement of $0.8 million for the three months ended March 31, 2022. No collaboration revenue was recognized for the three months ended March 31, 2023.

Catalyst has not generated any revenue from the sale of any drug products and Catalyst does not expect to generate any revenue from the sale of drug products until Catalyst obtains regulatory approval of and commercializes its product candidates.

Cost of Collaboration Revenue

Cost of collaboration revenue consists of fees for research and development services payable to third-party vendors and personnel costs, corresponding to the recognition of collaboration revenue from Biogen. Cost of collaboration revenue does not include any allocated overhead costs. Catalyst recognized third-party vendor, out-of-pocket and personnel costs, most of which were reimbursable, pertaining to the Biogen Agreement of $0.8 million for the three months ended March 31, 2022, and recorded such costs as cost of collaboration revenue. No cost of collaboration revenue was recognized for the three months ended March 31, 2023.

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

Research and development expenses have traditionally consisted primarily of the following:

•	employee-related expenses, which include salaries, benefits and stock-based compensation;
•	laboratory and vendor expenses, including payments to consultants and third parties, related to the execution of preclinical, non-clinical and clinical studies;
•	the cost of acquiring and manufacturing preclinical and clinical materials and developing manufacturing processes;
•	clinical trial expenses, including costs of third-party clinical research organizations;
•	performing toxicity and other preclinical studies; and
•	facilities and other allocated expenses, which include direct and allocated expenses for rent and maintenance of facilities, depreciation and amortization expense and other supplies.

The table below details the Company’s internal and external costs for research and development for the period presented (in thousands).

	Three Months Ended March 31,
	2023	2022
Personnel and other	$522	$4,140
Stock-based compensation	66	128
Complement	—	3,383
Hemophilia	—	2,052
Total research and development expenses	$588	$9,703

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

Catalyst has entered into a Cost Sharing and Agency Agreement with GNI USA, Inc. pursuant to which GNI USA, Inc. will be responsible for development expenses related to the F351 Assets until the closing of the transactions under the Business Combination Agreement. Accordingly, since Catalyst has ceased its other research and development activities, it does not expect to incur material research and development expenses until the closing of the transactions under the Business Combination Agreement.

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

Gain on Disposal of Assets

Gain on disposal of assets resulted from the sale of Catalyst’s legacy rare bleeding disorder program, including MarzAA, DalcA and CB-2679d-GT to GCBP in February 2023. The gain is presented net of the direct costs incurred in connection with the transaction.

Results of Operations

The following table set forth the Company’s results of operations data for the periods presented (in thousands):

	Three Months Ended March 31,
	2023	2022	Change ($)	Change (%)
Revenue:
Collaboration	$—	$794	$(794)	(100)%
Operating expenses (income):
Cost of collaboration	—	798	(798)	(100)%
Research and development	588	9,703	(9,115)	(94)%
General and administrative	3,970	4,994	(1,024)	(21)%
Gain on disposal of assets, net	(4,736)	—	(4,736)	100%
Total operating expenses (income)	(178)	15,495	(15,673)	*
Income (loss) from operations	178	(14,701)	14,879	*
Interest and other income, net	96	165	(69)	(42)%
Income (loss) before income taxes	274	(14,536)	14,810	*
Income tax expenses	14	—	14	100%
Net income (loss)	$260	$(14,536)	$14,796	*

*Not meaningful

Collaboration Revenue

Collaboration revenue for the three months ended March 31, 2022 consisted of reimbursable collaboration expenses from the Biogen Agreement. No collaboration revenue was recognized for the three months ended March 31, 2023.

Cost of Collaboration

Cost of collaboration revenue for the three months ended March 31, 2022 primarily related to reimbursable third-party vendor and personnel costs incurred pertaining to the Biogen Agreement. No cost of collaboration revenue was recognized for the three months ended March 31, 2023.

Research and Development Expenses

Research and development expenses were $0.6 million and $9.7 million during the three months ended March 31, 2023 and 2022, respectively, a decrease of $9.1 million, or (94)%. The decrease was due primarily to a decrease of $3.6 million in personnel-related costs, a decrease of $3.4 million in complement-related costs, and a decrease of $2.1 million in hemophilia-related costs. Research and development expenses for the three months ended March 31, 2022 include approximately $0.6 million of severance and other costs related to its reduction-in-force.

General and Administrative Expenses

General and administrative expenses were $4.0 million and $5.0 million during the three months ended March 31, 2023 and 2022, respectively, a decrease of $1.0 million, or (21)%. The decrease was due primarily to a decrease of $0.7 million in professional services and a $0.4 million decrease in personnel-related costs, partially offset by an increase of $0.1 million in facilities and overhead costs. General and administrative expenses for the three months ended March 31, 2022 include approximately $0.4 million of severance and other costs related to its reduction-in-force.

Gain on Disposal of Assets, Net

Gain on disposal of assets, net was $4.7 million for the three months ended March 31, 2023, which related to the sale of Catalyst’s legacy rare bleeding disorder program to GCBP in February 2023.

Interest and Other Income, Net

The $0.1 million decrease in interest and other income, net for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 was primarily due to a gain on extinguishment of $0.2 million recognized in the first quarter of 2022 where there was no comparable activity in the first quarter of 2023, partially offset by an increase in interest income of $0.1 million.

Recent Accounting Pronouncements

Refer to “Accounting Pronouncements Recently Adopted” included in Note 2, Summary of Significant Accounting Policies, in the “Notes to the Condensed Consolidated Financial Statements” in this Report.

Liquidity and Capital Resources

On January 12, 2023, Catalyst paid a one-time cash dividend of $0.24 per share, or approximately $7.6 million, to holders of the Company’s common stock, excluding GNI.

On March 8, 2023, the Company distributed the net cash proceeds received from the GCBP asset sale of $0.2 million, or $0.01 per share, to holders of the Company’s common stock, excluding GNI.

As of March 31, 2023, Catalyst had $8.1 million of cash and cash equivalents. For the three months ended March 31, 2023, Catalyst had net income of $0.3 million and $6.2 million cash used in operating activities. Catalyst had an accumulated deficit of $410.7 million as of March 31, 2023. Catalyst expects that its existing cash and cash equivalents are sufficient to support its operating expenses through at least the next 12 months from the date of this filing, assuming the Company’s stockholders approve the Conversion Proposal. Catalyst’s estimate as to how long the Company expects its cash and cash equivalents to be able to fund its operations is based on assumptions that may prove to be wrong, and it could use the Company’s available capital resources sooner than it currently expects. Further, changing circumstances, some of which may be beyond Catalyst’s control, could cause it to consume capital significantly faster than currently anticipated, and the Company may need to seek additional funds sooner than planned.

In connection with the F351 Agreement, Catalyst issued Catalyst Convertible Preferred Stock to GNI. Catalyst is obligated to seek stockholder approval for the conversion of the Catalyst Convertible Preferred Stock into common stock. In the event that the Company fails to timely hold the stockholders’ meeting or fails to obtain stockholder approval of the Conversion Proposal, then the holders of the Catalyst Convertible Preferred Stock would be entitled to require Catalyst to redeem, in cash, the shares of common stock underlying its Catalyst Convertible Preferred Stock at a price per share equal to the fair value of the common stock. If Catalyst is forced to redeem a significant amount of shares underlying the Catalyst Convertible Preferred Stock, it could, among other things, materially affect the Company’s results of operations and cash usage forecasts, require Catalyst to raise additional capital and impact its ability to raise additional capital. Also, while Catalyst cannot predict the amount with any level of certainty, there is a level of cash settlement at which, if it is exceeded, could require Catalyst to make redemption payments in excess of its current liquidity. Catalyst believes that its stockholders who are entitled to vote on the Conversion Proposal at its 2023 Annual Meeting of Stockholders, which is expected to be held in the third quarter of 2023, will vote to approve the proposal. However, as the vote of the Company’s stockholders is outside of its control, there is substantial doubt about Catalyst’s ability to continue as a going concern within one year from the filing of this Report.

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

The following table summarizes the Company’s cash flows for the periods presented (in thousands):

	Three Months Ended March 31,
	2023	2022
Cash used in operating activities	$(6,216)	$(12,050)
Cash provided by investing activities	411	2,504
Cash (used in) provided by financing activities	(7,762)	16
Net decrease in cash and cash equivalents	$(13,567)	$(9,530)

Cash Flows from Operating Activities

Cash used in operating activities for the three months ended March 31, 2023 was $6.2 million. The most significant component of the Company’s cash used was net loss of $4.4 million excluding the net gain of $4.7 million from the sale of its legacy rare bleeding disorder program. The net loss included non-cash stock-based compensation expense of $0.2 million. In addition, net cash outflow of $2.0 million was attributable to the change in its net operating assets and liabilities primarily as a result of a $2.4 million decrease in accrued compensation and other accrued liabilities and a $0.2 million decrease in accounts payable, partially offset by a $0.6 million decrease in prepaid and other current assets.

Cash used in operating activities for the three months ended March 31, 2022 was $12.1 million. The most significant component of the Company’s cash used was a net loss of $14.5 million. This included non-cash expense related to stock-based compensation of $0.5 million, bad debt expense of $0.2 million and depreciation and amortization of $0.1 million. In addition, cash inflow of $1.7 million was attributable to the change in its net operating assets and liabilities primarily as a result of a $1.5 million decrease in prepaid and other current assets, a $1.1 million decrease in accounts receivable, and a $1.0 million increase in accrued compensation and other accrued liabilities, partially offset by a $1.7 million decrease in accounts payable and a $0.2 million decrease in deferred revenue related to the Biogen Agreement.

Cash Flows from Investing Activities

Cash provided by investing activities for the three months ended March 31, 2023 was $0.4 million, due to $1.0 million in cash proceeds from the sale of the Company’s legacy rare bleeding disorder program to GCBP, offset by $0.6 million in transaction costs related to the sale of its legacy rare bleeding disorder program to GCBP.

Cash provided by investing activities for the three months ended March 31, 2022 was $2.5 million, due primarily to proceeds from maturities of investments.

Cash Flows from Financing Activities

Cash used in financing activities for the three months ended March 31, 2023 was $7.8 million, due primarily to the special dividend paid in January 2023 and the distribution of net proceeds related to the GCBP Agreement to the CVR Holders.

Cash provided by financing activities for the three months ended March 31, 2022 was due to the issuance of stock grants.

Critical Accounting Polices and Estimates

There have been no significant changes to Catalyst’s critical accounting policies since December 31, 2022. For a description of critical accounting policies that affect its significant judgments and estimates used in the preparation of its unaudited condensed consolidated financial statements, refer to Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in the Annual Report.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and our Interim Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on their evaluation of our disclosure controls and procedures as of March 31, 2023, our Chief Executive Officer and Interim Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified during the quarter ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Catalyst is not a party to any material legal proceedings.

ITEM 1A.	RISK FACTORS

You should carefully consider the factors discussed in Part I, Item 1A., “Risk Factors” in our Annual Report for the fiscal year ended December 31, 2022, which could materially affect our business, financial position, or future results of operations. The risks described in our Annual Report for the fiscal year ended December 31, 2022, are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial position, or future results of operations. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC. The risk factor set forth below supplements and updates the risk factors previously disclosed and should be read together with the risk factors described in our Annual Report for the fiscal year ended December 31, 2022 and with any risk factors we may include in subsequent periodic filings with the SEC.

Our common stock may be delisted from Nasdaq.

As previously reported, on November 2, 2022, Catalyst Biosciences, Inc., a Delaware corporation (the “Company” or “Catalyst”), received a letter from the Listing Qualifications Department of The Nasdaq Stock Market, LLC (“Nasdaq”) informing the Company that, because the closing bid price for the Company’s common stock listed on Nasdaq was below $1.00 for 30 consecutive trading days, the Company was not in compliance with the minimum bid price requirement for continued listing on The Nasdaq Capital Market, as set forth in Nasdaq Marketplace Rule 5550(a)(2) (the “Minimum Bid Price Requirement”). The Company was granted 180 calendar days, or until May 1, 2023, to regain compliance with the Minimum Bid Price Requirement.

On May 2, 2023, the Company was notified by the Listing Qualifications Staff (the “Staff”) of Nasdaq that the Company did not meet the Minimum Bid Price Requirement and was not eligible for a second 180-day period. As previously reported, on April 4, 2023, the Staff notified the Company that it failed to comply with Nasdaq’s $2,500,000 minimum stockholders’ equity requirement for continued listing as set forth in Listing Rule 5550(b)(1) (the “Equity Requirement”). The deficiency with regards to the Equity Requirement serves as an additional and separate basis for delisting. The Company timely submitted a hearing request to Nasdaq’s Hearings Department. The hearing request stays the suspension of the Company’s common stock pending the panel’s conclusion of the hearing process. The Company believes that completion of the pending transactions under the Business Combination Agreement and reverse stock split as described in the preliminary proxy statement (the “Preliminary Proxy Statement”) filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 30, 2023 will enable the combined company following the transactions under the Business Combination Agreement to meet the applicable Nasdaq initial listing requirements, providing a basis for suspension of delisting. There can be no assurance that the Company will succeed in its hearing and that the panel will grant the Company’s request for a suspension of delisting or continued listing on The Nasdaq Capital Market, or that the combined company will meet Nasdaq’s initial listing requirements.

Delisting of our common stock from The Nasdaq Capital Market could materially adversely impact the liquidity and value of our common stock and could prevent the closing of the transactions contemplated by the Business Combination Agreement. Catalyst’s ability to publicly or privately sell equity securities and the liquidity of its common stock could be adversely affected if it is delisted from The Nasdaq Capital Market or if it is unable to transfer its listing to another stock market. If Catalyst’s common stock is delisted by Nasdaq, it could lead to a number of negative implications, including an adverse effect on the price of its common stock, increased volatility in its common stock, limited availability of market quotations for its common stock, reduced liquidity in its common stock, the loss of federal preemption of state securities laws and greater difficulty in issuing additional securities and obtaining financing. In addition, delisting of Catalyst’s common stock could deter broker-dealers from making a market in or otherwise seeking or generating interest in its common stock, could result in a loss of current or future coverage by certain sell-side analysts and might deter certain institutions and persons from investing in its securities at all. Delisting could also cause a loss of confidence of Catalyst’s customers, collaborators, vendors, suppliers and employees, which could harm its business and future prospects.

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

EXHIBIT INDEX

Exhibit Number	Exhibit Title	Form	File No.	Filing Date	Filed or Furnished herewith

2.1	Amendment to Business Combination Agreement, dated as of March 29, 2023, by and among Catalyst, GNI USA, GNI Group, GNI HK, Shanghai Genomics, the Minority Holders and CPI.	8-K	000-51173	March 30, 2023

2.2	Agreement and Amendment to Asset Purchase Agreement, dated as of March 29, 2023, by and among Catalyst, GNI Group and GNI HK.	8-K	000-51173	March 30, 2023

2.3	Contingent Value Rights Agreement, dated as of December 26, 2022, between Catalyst and American Stock Transfer & Trust Company, LLC				X

2.4	Amendment to Contingent Value Rights Agreement, dated as of March 29, 2023, executed by Catalyst.	8-K	000-51173	March 30, 2023

10.1§	Asset Purchase Agreement dated as of February 27, 2023 by and between Catalyst Biosciences, Inc. and GC Biopharma Corp.	8-K	000-51173	March 2, 2023

10.2**	Waiver Agreement between Catalyst Biosciences, Inc. and Dr. Nassim Usman, dated January 17, 2023.				X

10.3**	Waiver Agreement between Catalyst Biosciences, Inc. and Dr. Grant Blouse, dated January 14, 2023.				X

10.4**	Waiver Agreement between Catalyst Biosciences, Inc. and Ms. Seline Miller, dated January 17, 2023.				X

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of March 31, 2023 (unaudited) and December 31, 2022; (ii) the Condensed Consolidated Statements of Operations for the three months ended March 31, 2023 and 2022 (unaudited); (iii) the Condensed Consolidated Statement of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) as of March 31, 2023 and March 31, 2022 (unaudited); (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2023 and 2022 (unaudited); and (v) the Notes to Unaudited Interim Condensed Consolidated Financial Statements.

X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

§Portions of this exhibit (indicated by “[***]”) have been redacted in accordance with Regulation S-K Item 601(b)(10)(iv).

**Denotes management contract, compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CATALYST BIOSCIENCES, INC.

Date: May 15, 2023	/s/ Nassim Usman, Ph.D.
Nassim Usman, Ph.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2023	/s/ Seline Miller
Seline Miller
Interim Chief Financial Officer
(Interim Financial and Principal Accounting Officer)