Form 10-Q
period 2023-06-30
CATALYST BIOSCIENCES, INC.
filed 2023-08-14
CIK 1124105

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

As of August 4, 2023, the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 37,974,892.

CATALYST BIOSCIENCES, INC.

TABLE OF CONTENTS

		Page No.

PART I. FINANCIAL INFORMATION		3

Item 1.	Financial Statements:	3

	Condensed Consolidated Balance Sheets as of June 30, 2023 (unaudited) and December 31, 2022	3

	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, 2023 and 2022 (unaudited)	4

	Condensed Consolidated Statements of Redeemable Convertible and Redeemable Preferred Stock and Stockholders’ Equity (Deficit) for the three and six months ended June 30, 2023 and 2022 (unaudited)	5

	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2023 and 2022 (unaudited)	6

	Notes to the Unaudited Interim Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4.	Controls and Procedures	24

PART II. OTHER INFORMATION		25

Item 1.	Legal Proceedings	25

Item 1A.	Risk Factors	25

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 3.	Defaults Upon Senior Securities	25

Item 4.	Mine Safety Disclosures	25

Item 5.	Other Information	26

Item 6.	Exhibits	26

Exhibit Index		27

Signatures		29

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Catalyst Biosciences, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	June 30, 2023	December 31, 2022
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$6,923	$21,666
Accounts and other receivables	—	5,000
Prepaid and other current assets	697	1,540
Total current assets	7,620	28,206
Long-term receivable from GCBP	4,606	—
Other assets, noncurrent	168	168
Right-of-use assets	—	66
Property and equipment, net	—	4
Total assets	$12,394	$28,444
Liabilities, redeemable convertible and redeemable preferred stock, and stockholders’ deficit
Current liabilities:
Accounts payable	$5	$194
Accrued compensation	720	2,582
Other accrued liabilities	2,068	1,452
Dividends payable	—	7,558
CVR derivative liability	—	5,000
Operating lease liability	—	38
Total current liabilities	2,793	16,824
CVR derivative liability, noncurrent	4,606	—
Total liabilities	7,399	16,824
Commitments and Contingencies (Note 8)
Redeemable convertible preferred stock, $0.001 par value, 123,418 shares authorized; 12,340 shares issued and outstanding at June 30, 2023 and December 31, 2022	33,309	33,309
Redeemable preferred stock, $0.001 par value, 161,160 shares authorized, 37,975 shares issued and outstanding at June 30, 2023 and no shares authorized, issued and outstanding at December 31, 2022	—	—
Stockholders’ deficit:
Common stock, $0.001 par value, 100,000,000 shares authorized; 37,974,892 and 37,756,574 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	37	37
Additional paid-in capital	384,797	389,210
Accumulated deficit	(413,148)	(410,936)
Total stockholders’ deficit	(28,314)	(21,689)
Total liabilities, redeemable convertible and redeemable preferred stock, and stockholders’ deficit	$12,394	$28,444

The accompanying notes are an integral part of these condensed consolidated financial statements.

Catalyst Biosciences, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue:
Collaboration	$—	$—	$—	$794

Operating expenses (income):
Cost of collaboration	—	—	—	798
Research and development	318	1,871	906	11,574
General and administrative	2,225	3,844	6,195	8,838
Gain on disposal of assets, net	—	(57,245)	(4,736)	(57,245)
Total operating expenses (income)	2,543	(51,530)	2,365	(36,035)
Income (loss) from operations	(2,543)	51,530	(2,365)	36,829
Interest and other income, net	73	102	169	267
Income (loss) before income taxes	(2,470)	51,632	(2,196)	37,096
Income tax expenses	2	—	16	—
Net income (loss) and comprehensive income (loss)	$(2,472)	$51,632	$(2,212)	$37,096
Net income (loss) per share attributable to common stockholders, basic	$(0.07)	$1.64	$(0.06)	$1.18
Net income (loss) per share attributable to common stockholders, diluted	$(0.07)	$1.64	$(0.06)	$1.18
Shares used to compute net income (loss) per share attributable to common stockholders, basic	37,800,121	31,477,053	37,779,384	31,466,630
Shares used to compute net income (loss) per share attributable to common stockholders, diluted	37,800,121	31,482,925	37,779,384	31,469,566

Cash dividends paid per common share	$—	$—	$0.24	$—
CVR cash dividends paid per common share	$0.11	$—	$0.12	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Catalyst Biosciences, Inc.

Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(In thousands, except share amounts)

(Unaudited)

	Redeemable Convertible Preferred Stock		Redeemable Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2022	12,340	$33,309	—	$—	37,756,574	$37	$389,210	$(410,936)	$(21,689)
Stock-based compensation expense	—	—	—	—	—	—	210	—	210
Issuance of common stock from stock grants	—	—	—	—	3,251	—	2	—	2
CVR cash dividends paid related to GCBP Agreement ($0.01 per share)	—	—	—	—	—	—	(206)	—	(206)
CVR derivative liability	—	—	—	—	—	—	(4,530)	—	(4,530)
Net income	—	—	—	—	—	—	—	260	260
Balance at March 31, 2023	12,340	33,309	—	—	37,759,825	37	384,686	(410,676)	(25,953)
Stock-based compensation expense	—	—	—	—	—	—	89	—	89
Issuance of common stock from option exercises	—	—	—	—	215,067	—	22	—	22
Issuance of preferred stock for stock dividends	—	—	37,975	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	(2,472)	(2,472)
Balance at June 30, 2023	12,340	$33,309	37,975	$—	37,974,892	$37	$384,797	$(413,148)	$(28,314)

	Redeemable Convertible Preferred Stock		Redeemable Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2021	—	$—	—	$—	31,409,707	$31	$443,752	$(402,694)	$41,089
Stock-based compensation expense	—	—	—	—	32,684	—	515	—	515
Issuance of common stock from stock grants and option exercises	—	—	—	—	34,662	—	16	—	16
Net loss	—	—	—	—	—	—	—	(14,536)	(14,536)
Balance at March 31, 2022	—	—	—	—	31,477,053	31	444,283	(417,230)	27,084
Stock-based compensation expense	—	—	—	—	—	—	346	—	346
Net loss	—	—	—	—	—	—	—	51,632	51,632
Balance at June 30, 2022	—	$—	—	$—	31,477,053	$31	$444,629	$(365,598)	$79,062

The accompanying notes are an integral part of these condensed consolidated financial statements.

Catalyst Biosciences, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2023	2022
Operating Activities
Net income (loss)	$(2,212)	$37,096
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation expense	299	861
Depreciation and amortization	4	180
Change in fair value of long-term receivables	(76)	—
Change in fair value of derivative liabilities	76	—
Bad debt expense	—	200
Net gain on disposal of assets	(4,736)	(57,245)
Changes in operating assets and liabilities:
Accounts and other receivables	—	1,618
Prepaid and other current assets	865	2,197
Accounts payable	(189)	(5,382)
Accrued compensation and other accrued liabilities	(2,746)	(3,680)
Operating lease liability and right-of-use asset	28	41
Deferred revenue	—	(230)
Net cash flows used in operating activities	(8,687)	(24,344)

Investing Activities
Proceeds from maturities of short-term investments	—	2,504
Proceeds from the sale of property and equipment	—	447
Proceeds from the sale of complement portfolio to Vertex	5,000	55,000
Payment of transaction costs in connection with the sale of complement portfolio to Vertex	—	(2,576)
Proceeds from the sale of legacy rare bleeding disorder program to GCBP	1,000	—
Payment of transaction costs in connection with the sale of legacy rare bleeding disorder program to GCBP	(794)	—
Net cash flows provided by investing activities	5,206	55,375

Financing Activities
Payment of dividends	(11,264)	—
Issuance of common stock from stock grants and option exercises	2	16
Net cash flows (used in) provided by financing activities	(11,262)	16
Net (decrease) increase in cash and cash equivalents	(14,743)	31,047
Cash and cash equivalents at beginning of the period	21,666	44,347
Cash and cash equivalents at end of the period	$6,923	$75,394

Supplemental Disclosure on Non-Cash Investing and Financing Activities:
CVR derivative liability	$4,530	$—
Exercise of stock options in prepaid and other current assets	$22	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Catalyst Biosciences, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.
Nature of Operations and Liquidity

Catalyst Biosciences, Inc. and its subsidiary (the “Company” or “Catalyst”) was a biopharmaceutical company with expertise in protease engineering. Prior to ceasing research and development activities in March 2022, the Company had several protease assets that were designed to address unmet medical needs in disorders of the complement or coagulation systems. As discussed below, the Company recently completed a purchase agreement to acquire a clinical-stage drug candidate for the treatment of NASH (nonalcoholic steatohepatitis, a severe form of nonalcoholic fatty liver disease). Concurrent with this purchase agreement, the Company entered into a separate business combination agreement to acquire an indirect controlling interest in a China-based pharmaceutical company. The Company is located in South San Francisco, California and operates in one segment.

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

F351 Asset Acquisition

On December 26, 2022, the Company executed and closed an Asset Purchase Agreement, which was amended on March 29, 2023 (the “F351 Agreement”), with GNI Group Ltd. (“GNI Japan”) and GNI Hong Kong Limited to purchase all of the assets and intellectual property rights primarily related to the proprietary Hydronidone compound (collectively, the “F351 Assets”), other than such assets and intellectual property rights located in the People’s Republic of China. At the closing of the agreement on December 26, 2022, the Company paid $35.0 million in the form of 6,266,521 shares of Catalyst common stock and 12,340 shares of newly designated Series X redeemable convertible preferred stock (“Catalyst Convertible Preferred Stock”). Each share of Catalyst Convertible Preferred Stock is convertible into 10,000 shares of common stock, subject to stockholder approval under Nasdaq rules and subject to a beneficial ownership conversion blocker. For additional information, see Note 3, F351 Asset Acquisition.

Business Combination Agreement

Concurrent with the F351 Asset acquisition, the Company signed a definitive agreement, as amended on March 29, 2023, with GNI Group Ltd., GNI Hong Kong Limited, GNI USA, Inc., Continent Pharmaceuticals Inc. and Shanghai Genomics, Inc. (collectively, “GNI”) and other minority stockholders to acquire an indirect controlling interest in Beijing Continent Pharmaceutical Co Ltd. (“BC”), a commercial-stage pharmaceutical company based in China and majority-owned subsidiary of GNI, in exchange for newly issued shares of common stock (the “Business Combination Agreement”). The closing of the transactions under the Business Combination Agreement will be subject to stockholder approval at a stockholder meeting expected to be held on August 29, 2023 and certain customary closing conditions. For additional information, see Note 8, Commitments and Contingencies.

Contingent Value Rights Agreement

Pursuant to the Business Combination Agreement, on December 26, 2022, Catalyst and the Rights Agent (as defined therein) executed a contingent value rights agreement, as amended on March 29, 2023 (the “CVR Agreement”), pursuant to which each holder of Catalyst common stock as of January 5, 2023, excluding GNI (the “CVR Holders”), received one contractual contingent value right (a “CVR”) issued by the Company for each share of Catalyst common stock held by such holder. Each CVR entitles the holder thereof to receive certain cash payments in the future. For additional information, see Note 8, Commitments and Contingencies.

Liquidity

On January 12, 2023, the Company paid a one-time cash dividend of $0.24 per share to the Company’s common stockholders of record as of close of business on January 5, 2023, excluding GNI. The aggregate amount of the special dividend payment was approximately $7.6 million.

On March 8, 2023, the Company distributed the net cash proceeds received from the GCBP asset sale of $0.2 million, or $0.01 per share, to the CVR Holders. See Note 11, Restructuring, for additional information regarding this distribution.

On June 5, 2023, the Company distributed the net cash proceeds received from the Vertex hold-back amount of $3.5 million, or $0.11 per share, to the CVR Holders. See Note 11, Restructuring, for additional information regarding this distribution.

The Company had a net loss of $2.2 million for the six months ended June 30, 2023. As of June 30, 2023, the Company had an accumulated deficit of $413.1 million and cash and cash equivalents of $6.9 million. Its primary uses of cash are to fund operating expenses and general and administrative expenditures. As part of the F351 Agreement, the Company issued 12,340 shares of Catalyst Convertible Preferred Stock, which upon stockholder approval, will be converted to 123,400,000 shares of common stock, subject to applicable beneficial ownership limitations. The terms of the Catalyst Convertible Preferred Stock include a cash settlement feature which provide that, if the Company’s stockholders fail to approve the conversion of the Catalyst Convertible Preferred Stock by September 30, 2023, the Company could be required to make cash payments to the holders of Catalyst Convertible Preferred Stock significantly in excess of its current liquidity. The Company believes that stockholders who are entitled to vote on the conversion proposal at the Company’s 2023 Annual Meeting of Stockholders, which is expected to be held on August 29, 2023, will vote to approve the proposal. However, as the vote of the Company’s common stockholders is outside of the control of the Company, there is substantial doubt about its ability to continue as a going concern for at least 12 months following the issuance of these condensed consolidated financial statements. The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

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

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, allowance of doubtful accounts, long-term receivable, CVR derivative liabilities, operating lease right-of-use assets and liabilities, accrued expenses, income taxes and stock-based compensation. The Company bases its estimates on various assumptions that the Company believes to be reasonable under the circumstances. Actual results could differ from those estimates.

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

Long-Term Receivable

The Company determined that the hold-back from the GCBP asset sale in February 2023 qualified as a long-term receivable. The receivable is considered a loan held for investment since the Company has the intent and ability to hold to maturity. Catalyst has elected to account for the receivable under the fair value option method of accounting and any changes in fair value are recorded in interest and other income, net on the condensed consolidated statement of operations and comprehensive income (loss). Refer to Note 4, Fair Value Measurements and Note 11, Restructuring, for additional information regarding the long-term receivable and GCBP asset sale.

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

Subject to stockholder approval, each share of Catalyst Convertible Preferred Stock issued under the F351 Agreement is convertible into 10,000 shares of common stock. The Company is required to hold a stockholders’ meeting to request the approval of the conversion of the Catalyst Convertible Preferred Stock into shares of common stock in accordance with Nasdaq Listing Rule 5635(a) (the “Conversion Proposal”). The Company expects to hold its 2023 Annual Meeting of Stockholders on August 29, 2023 and will include the following matters as proposals to be voted on at the meeting: (i) the Conversion Proposal and (ii) if necessary or appropriate, the approval of an amendment to the Company’s certificate of incorporation to authorize sufficient shares of common stock for the conversion of the Catalyst Convertible Preferred Stock issued pursuant to the F351 Agreement.

In March 2023, the Company amended the F351 Agreement and the Catalyst Convertible Preferred Stock Certificate of Designation to extend the deadline for the cash settlement of the Catalyst Convertible Preferred Stock from June 26, 2023 to September 30, 2023. Under the amended terms, if the Company’s stockholders do not approve the conversion of the Catalyst Convertible Preferred Stock by September 30, 2023, then the Catalyst Convertible Preferred Stock would be redeemable at the option of the holders for cash equal to the closing price of the common stock on the last trading day prior to the holder’s redemption request. Using the closing price on August 7, 2023 of $0.35, if all the currently outstanding Catalyst Convertible Preferred Stock was redeemed for cash, the Company would be required to make a payment of approximately $43.2 million. The Company has insufficient liquidity to make such a payment, if required.

4.
Fair Value Measurements

For a description of the fair value hierarchy and the Company’s fair value methodology, see “Part II - Item 8 - Financial Statements and Supplementary Data - Note 3 – Summary of Significant Accounting Policies” in the Company’s Annual Report. There were no significant changes in these methodologies during the six months ended June 30, 2023.

The following tables present the fair value hierarchy for assets and liabilities measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds(1)	$6,923	$—	$—	$6,923
Long-term receivable from GCBP	—	—	4,606	4,606
Total financial assets	$6,923	$—	$4,606	$11,529

Financial liabilities:
CVR derivative liability, noncurrent	$—	$—	$4,606	$4,606
Total financial liabilities	$—	$—	$4,606	$4,606

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds(1)	$21,666	$—	$—	$21,666
Total financial assets	$21,666	$—	$—	$21,666

Financial liabilities:
CVR derivative liability	$—	$—	$5,000	$5,000
Total financial liabilities	$—	$—	$5,000	$5,000

(1)
Included in cash and cash equivalents on the accompanying condensed consolidated balance sheets.

The carrying amounts of accounts and other receivables, accounts payable, and accrued liabilities approximate their fair values due to the short-term maturity of these instruments.

Derivative Liabilities and Long-term Receivables

The CVR derivative liability relates to the CVR Agreement executed in connection with the Business Combination Agreement. The fair value of this derivative liability is based on significant unobservable inputs, which represent Level 3 measurements within the fair value hierarchy. The estimated fair value of the CVR liability was determined based on the anticipated amount and timing of projected cash flows to be received from Vertex pursuant to the Vertex asset purchase agreement. The CVR liability was initially recorded at $5.0 million at issuance on December 26, 2022 and in May 2023, the Company received a $5.0 million hold-back payment from Vertex, which was distributed, net of expenses and a reserve for potential tax liabilities, to the holders of Catalyst common stock as of January 5, 2023 under the CVR Agreement. There was no change in the estimated fair value of the CVR liability during the six months ended June 30, 2023 prior to the distribution.

The long-term receivable and the corresponding CVR derivative liability, noncurrent relate to the asset purchase agreement with GCBP. The fair value of this long-term receivable and derivative liability is based on significant unobservable inputs, which represent Level 3 measurements within the fair value hierarchy. The estimated fair value of the long-term receivable and CVR derivative liability, noncurrent was determined based on the anticipated amount and timing of projected cash flows to be received from GCBP pursuant to the GCBP asset purchase agreement discounted to their present values using an estimated discount rate of 5.05%. As of June 30, 2023, the Company expects to receive a $5.0 million hold-back payment from GCBP in the first quarter of 2025, which will be distributed, net of expenses, to the holders of Catalyst common stock as of January 5, 2023 under the CVR Agreement. The change in fair value of the long-term receivable from GCBP and the corresponding CVR derivative liability, noncurrent was recorded in interest and other income, net on the condensed consolidated statement of operations and comprehensive income (loss).

The following table sets forth the changes in the estimated fair value of the Company’s Level 3 financial assets and liabilities (in thousands):

	Long-term receivable	CVR derivative
	from GCBP	liability, noncurrent
Balance at December 31, 2022	$—	$—
Additions in the period	4,530	4,530
Changes in fair value	76	76
Balance at June 30, 2023	$4,606	$4,606

5.
Lease

The Company leased office space for its corporate headquarters, located in South San Francisco, CA. The lease term expired on April 30, 2023. The Company currently has a month-to-month lease for its corporate headquarters.

In March 2022, the Company entered into a sublease agreement for its leased facility that commenced in April 2022. Under the terms of the sublease agreement, the Company received $0.2 million in base lease payments over the term of the sublease, which ended in April 2023. For the three and six months ended June 30, 2023, the Company recognized sublease income of $13,000 and $0.1 million, respectively. For the three and six months ended June 30, 2022, the Company recognized sublease income of $38,000.

For the three and six months ended June 30, 2023, the Company’s operating lease expense was $17,000 and $0.1 million, respectively. For the three and six months ended June 30, 2022, the Company’s operating lease expense was $0.6 million and $1.1 million, respectively.

Since the operating lease expired on April 30, 2023, the present value assumptions for the current period were not applicable. The present value assumptions used in calculating the present value of the lease payments were as follows:

	June 30, 2023	December 31, 2022
Weighted-average remaining lease term	n/a	0.3 years
Weighted-average discount rate	n/a	4.3%

Supplemental cash flow information related to operating leases was as follows (in thousands):

	Six Months Ended June 30,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities	$39	$1,015

6.
Stock Based Compensation

2018 Omnibus Incentive Plan

In June 2018, stockholders of the Company approved the Company’s 2018 Omnibus Incentive Plan (the “2018 Plan”). The 2018 Plan had previously been approved by the Company’s Board of Directors (the “Board”) and the Compensation Committee (the “Committee”) of the Board, subject to stockholder approval. The 2018 Plan became effective on June 13, 2018. On June 9, 2021, the stockholders of the Company approved an amendment previously approved by the Board to increase the number of shares of common stock reserved for issuance under the 2018 Plan by 2,500,000 to a total of 5,300,000 shares. The amendment became effective immediately upon stockholder approval. After the option modification (as discussed below), the number of shares of common stock reserved for issuance under the 2018 Plan increased to a total of 31,456,403. As of June 30, 2023, there were 25,521,867 shares of common stock available for future grant.

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

The following table summarizes stock option activity under the Company’s 2018 Plan and related information:

	Number of Shares Underlying Outstanding Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)
Outstanding — December 31, 2022	8,678,767	$1.42	7.47
Options granted (1)	14,008,093	$0.86
Options exercised	(215,067)	$0.10
Options forfeited and cancelled (1)	(14,210,119)	$0.91
Options expired	(14,729)	$34.33
Outstanding — June 30, 2023	8,246,945	$1.32	5.68
Exercisable — June 30, 2023	7,412,252	$1.39

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

The only options granted during the six months ended June 30, 2023 were as a result of the option modification. Since no new stock options were granted during the three and six months ended June 30, 2023, all weighted-average assumptions for the period were not applicable.

The fair value of employee stock options was estimated using the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Employee Stock Options:
Risk-free interest rate	n/a	2.93%	n/a	2.22%
Expected term (in years)	n/a	6.0	n/a	6.0
Dividend yield	n/a	—	n/a	—
Volatility	n/a	91.82%	n/a	91.63%
Weighted-average fair value of stock options granted	n/a	$0.87	n/a	$0.55

Total stock-based compensation expense recognized was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Research and development	$1	$83	$67	$211
General and administrative(1)	88	263	232	650
Total stock-based compensation expense	$89	$346	$299	$861

(1)
No shares of common stock were issued to Board members for the three and six months ended June 30, 2023.

7.
Net Income (Loss) per Share Attributable to Common Stockholders

Potentially dilutive securities are excluded from the calculation of diluted net income (loss) per share attributable to common stockholders if their inclusion is anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	Six Months Ended June 30,
	2023	2022
Options to purchase common stock	8,246,945	2,512,078
Common stock warrants	—	85
Total	8,246,945	2,512,163

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

The following is a reconciliation of the numerator (net income or loss) and denominator (number of shares) used in the calculation of basic and diluted net income (loss) per share attributable to common stockholders (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator
Net income (loss)	$(2,472)	$51,632	$(2,212)	$37,096

Denominator
Weighted-average number of shares used in computing net income (loss) per share available to common stockholders, basic	37,800,121	31,477,053	37,779,384	31,466,630
Effect of dilutive stock options	—	5,872	—	2,936
Weighted-average number of shares used in computing net income (loss) per share available to common stockholders, diluted	37,800,121	31,482,925	37,779,384	31,469,566
Net income (loss) per share available for common stockholders, basic	$(0.07)	$1.64	$(0.06)	$1.18
Net income (loss) per share available for common stockholders, dilutive	$(0.07)	$1.64	$(0.06)	$1.18

8.
Commitments and Contingencies

As of June 30, 2023 and December 31, 2022, the Company had cash deposited in certain financial institutions in excess of federally insured levels. The Company regularly monitors the financial stability of these financial institutions and believes that it is not exposed to any significant credit risk in cash and cash equivalents. However, in March and April 2023, certain U.S. government banking regulators took steps to intervene in the operations of certain financial institutions due to liquidity concerns, which caused general heightened uncertainties in financial markets. While these events have not had a material direct impact on the Company’s operations, if further liquidity and financial stability concerns arise with respect to banks and financial institutions, either nationally or in specific regions, the Company’s ability to access cash or enter into new financing arrangements may be threatened, which could have a material adverse effect on its business, financial condition and results of operations.

Business Combination Agreement

Concurrent with the F351 Asset acquisition, as amended on March 29, 2023, the Company entered into the Business Combination Agreement with GNI and other minority stockholders (“Sellers” and each a “Seller”) to acquire an indirect controlling interest in BC, a commercial-stage pharmaceutical company based in China and majority-owned subsidiary of GNI, in exchange for newly issued shares of Catalyst common stock. The closing of the transactions under the Business Combination Agreement will be subject to stockholder approval at a stockholder meeting expected to be held on August 29, 2023 and certain customary closing conditions. If the transaction is approved by stockholders, the Company would issue at closing a total of up to 1,110,776,224 shares of Catalyst common stock for an indirect controlling interest in BC. Each Seller may elect to be issued Catalyst Convertible Preferred Stock in lieu of the Company’s common stock.

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

In December 2022, the Company recorded a $5.0 million short-term CVR derivative liability related to the Vertex asset purchase agreement. On June 5, 2023, the Company distributed the net cash proceeds received from Vertex of $3.5 million, which reflected the amount received from Vertex less expenses and a reserve for potential tax liabilities, to the CVR Holders. Refer to Note 4, Fair Value Measurements and Note 11, Restructuring, for additional information regarding the CVR derivative liability and Vertex hold-back payment.

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

9.
Income Taxes

During the three and six months ended June 30, 2023, the Company recorded an income tax expense of $2,000 and $16,000, respectively. No income tax expense was recognized during the three and six months ended June 30, 2022. The Company recorded no income tax benefits for the net operating losses incurred or for the research and development tax credits generated in each period due to its uncertainty of realizing a benefit from those items. All of the Company’s operating losses since inception have been generated in the United States.

As of June 30, 2023, after consideration of certain limitations (see below), the Company had approximately $193.8 million federal and $3.6 million state net operating loss carryforwards (“NOL”) available to reduce future taxable income which, if unused, the majority will carry forward indefinitely for federal and will begin to expire in 2034 for state tax purposes.

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

10.
Stockholders’ Equity (Deficit)

The Company is authorized to issue 5,000,000 shares of preferred stock with a par value of $0.001 per share under its restated certificate of incorporation. The Company has designated 123,418 shares to be Catalyst Convertible Preferred Stock and in June 2023, designated 161,160 shares as Series Y redeemable preferred stock (“Series Y Preferred Stock”).

Redeemable Preferred Stock

On June 20, 2023, the Board declared a dividend of one one-thousandth of a share of Series Y Preferred Stock, par value $0.001 per share, for each outstanding share of common stock to stockholders of record as of June 30, 2023. This Series Y Preferred Stock entitles its holder to 250,000 votes per share exclusively on the vote for the proposal to approve the reverse stock split (as defined in the Series Y Preferred Stock Certificate of Designation). The Company expects to hold its 2023 Annual Meeting of Stockholders on August 29, 2023, which will include the reverse stock split as a proposal to be voted on at the meeting. All shares of Series Y Preferred Stock that are not present to vote on the reverse stock split will automatically be redeemed by the Company (the “Initial Redemption”). Any outstanding shares of Series Y Preferred Stock that have not been redeemed pursuant to an Initial Redemption will be redeemed in whole, but not in part, (i) if such redemption is ordered by the Board in its sole discretion, automatically and effective on such time and date specified by the Board in its sole discretion or (ii) automatically upon the effectiveness of the amendment to the certificate of incorporation implementing the reverse stock split. Each share of Series Y Preferred Stock will be redeemed at a redemption price of $0.001 per share. The holders of Series Y Preferred Stock are not entitled to receive dividends of any kind.

The Series Y Preferred Stock is classified as temporary equity on the condensed consolidated balance sheet because the shares contain redemption features that are not solely within the Company’s control. The Series Y Preferred Stock’s estimated fair value, carrying value, redemption value, and related accretion for the three and six months ended June 30, 2023 was deminimus.

11.
Restructuring

In November 2021, the Board approved a restructuring of its business based on its decision to stop the clinical development of MarzAA and focus solely on its complement programs and protease medicines platform. The restructuring included a reduction-in-force whereby approximately 35% of employees were terminated.

In March 2022, the Board approved a further reduction of its workforce as part of its restructuring plan whereby 22 full-time employees were terminated. Following this reduction, the Company had five full-time employees remaining. During the quarter ended March 31, 2022, the Company recorded additional charges of $1.0 million for severance and other costs related to the reduction-in-force, recognized as an operating expense within the condensed consolidated statements of operations and comprehensive income (loss), which the Company paid during the second quarter of 2022.

Sale of Assets

During the quarter ended June 30, 2022, the Company entered into sales agreements with Dren Bio, Inc. and Copia Scientific, LLC, pursuant to which the Company sold various lab equipment, consumables, and furniture and fixtures for a total consideration of $0.4 million. The Company recorded a loss on disposal of $0.2 million during the three and six months ended June 30, 2022, which is included in gain on disposal of assets, net in the condensed consolidated statements of operations and comprehensive income (loss).

In May 2022, the Company entered into an asset purchase agreement with Vertex, pursuant to which Vertex purchased the Company’s complement portfolio, including CB 2782-PEG and CB 4332, as well as its complement-related intellectual property including the ProTUNETM and ImmunoTUNETM platforms for $60.0 million in cash consideration. Cash of $55.0 million was received upfront in May 2022 and the remaining $5.0 million was received in May 2023 upon satisfaction of certain post-closing indemnification obligations. The hold-back amount was initially recorded within accounts and other receivables on the condensed consolidated balance sheet. In June 2023, the Company distributed $3.5 million, which reflected the hold-back amount received from Vertex less expenses and a reserve for potential tax liabilities, to the CVR Holders pursuant to the CVR Agreement, see Note 8, Commitments and Contingencies. There were no carrying amounts associated with the intellectual property sold to Vertex, and, therefore, the Company recorded a gain of $57.4 million related to the disposal, net of $2.6 million of transaction costs during the second quarter of 2022.

In February 2023, Catalyst entered into an asset purchase agreement with GCBP, pursuant to which GCBP acquired the Company’s legacy rare bleeding disorders programs, including MarzAA, DalcA and CB-2679d-GT, for $6.0 million in cash consideration. Cash of $1.0 million was received upfront in February 2023 and the remaining $5.0 million will be paid two years after the closing upon satisfaction of certain post-closing indemnification obligations. The hold-back amount is recorded as a long-term receivable on the condensed consolidated balance sheet. In March 2023, the Company distributed the net cash proceeds received upfront of $0.2 million to the CVR Holders. Once received, the remaining net proceeds, net of expenses, from the hold-back amount will be distributed to the CVR Holders pursuant to the CVR Agreement, see Note 8, Commitments and Contingencies. There were no carrying amounts associated with the intellectual property sold to GCBP, and, therefore, Catalyst recorded a gain of $4.7 million related to the disposal, net of $0.8 million of transaction costs, which is included in gain on disposal of assets, net in the condensed consolidated statements of operations and comprehensive income (loss) for the six months ended June 30, 2023.

12.
Related Parties

Following the closing of the F351 Agreement on December 26, 2022, GNI owned 100% of the Catalyst Convertible Preferred Stock as well as 16.6% and 16.5% of Catalyst common stock outstanding as of December 31, 2022 and June 30, 2023, respectively. Overall, GNI owned 80.5% and 80.4% of the outstanding shares of capital stock of the Company, on an as converted basis, as of December 31, 2022 and June 30, 2023, respectively. In addition, Ying Luo and Thomas Eastling became directors of the Company. They serve as a director, representative executive officer, President and Chief Executive Officer, and an outside member, respectively, of GNI Japan, a greater than 5% stockholder of the Company. Dr. Luo also serves as a director of the board and President of GNI USA, Inc. GNI is considered a related party of the Company.

On April 13, 2023, the Company entered into a Cost Sharing and Agency Agreement with GNI. Under the Cost Sharing and Agency agreement, GNI will pay for certain costs related to the development of the F351 Assets in the U.S. incurred from December 26, 2022 until the Business Combination Agreement closes. Following the closing of the Business Combination Agreement, the Company will be required to reimburse GNI for such costs. During the three and six months ended June 30, 2023, the costs incurred for the development of the F351 Assets under the Cost Sharing and Agency Agreement was approximately $0.3 million. The Company paid $0.3 million of development costs related to the F351 Assets during the three months ended June 30, 2023 and GNI has agreed to repay Catalyst for such costs in its next payment cycle. As of June 30, 2023, the Company had amounts receivable from this related party of $0.3 million which was included in prepaid and other current assets on the balance sheet.

13.
Condensed Consolidated Financial Statements Detail

Other Accrued Liabilities

Other accrued liabilities consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Tax liability	$1,500	$—
Professional and consulting services	210	1,417
Manufacturing	87	22
Other	271	13
Total other accrued liabilities	$2,068	$1,452

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

Subject to stockholder approval, each share of Catalyst Convertible Preferred Stock issued under the F351 Agreement is convertible into 10,000 shares of common stock. Pursuant to the F351 Agreement, Catalyst has agreed to hold a stockholders’ meeting, which is expected to be held on August 29, 2023, to submit the following matters to the Company’s stockholders for their consideration, among other matters: (i) the approval of the conversion of the Catalyst Convertible Preferred Stock into shares of common stock in accordance with Nasdaq rules, or the Conversion Proposal, and (ii) the approval of an amendment to Catalyst’s certificate of incorporation to authorize sufficient shares of common stock for the conversion of the Catalyst Convertible Preferred Stock issued pursuant to the F351 Agreement. Following stockholder approval of the Conversion Proposal, each share of Catalyst Convertible Preferred Stock is convertible into shares of the Company’s common stock at any time at the option of the holder thereof, into 10,000 shares of its common stock, subject to certain limitations, including that a holder of Catalyst Convertible Preferred Stock is prohibited from converting shares of Catalyst Convertible Preferred Stock into shares of its common stock if, as a result of such conversion, such holder, together with its affiliates, would beneficially own more than a specified percentage (to be initially set at 9.99% and thereafter adjustable by the holder to a number between 4.99% and 19.99%) of the total number of shares of Catalyst’s common stock issued and outstanding immediately after giving effect to such conversion.

Business Combination Agreement

On December 26, 2022, Catalyst, GNI USA, Inc., GNI Japan, GNI Hong Kong, Shanghai Genomics, Inc., the individuals (collectively the “Minority Holders”) listed on an annex to that certain Business Combination Agreement, as amended (the “Business Combination Agreement”) and Continent Pharmaceuticals Inc. (“CPI”) entered into the Business Combination Agreement. The Business Combination Agreement contains the terms and conditions of the proposed business combination pursuant to which Catalyst will acquire an indirect controlling interest in BC. The closing of the transactions under the Business Combination Agreement will be subject to stockholder approval at a stockholder meeting expected to be held on August 29, 2023 and certain customary closing conditions. If the transaction is approved by stockholders, Catalyst would issue at closing a total of up to 1,110,776,224 shares of its common stock for an indirect controlling interest in BC.

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

Contingent Value Rights Agreement

Concurrent with the signing of the Business Combination Agreement, Catalyst entered into the CVR Agreement, pursuant to which each common stockholder, excluding GNI, received one CVR issued by the Company, subject to and in accordance with the terms and conditions of the CVR Agreement, for each share of common stock held by such holder at the CVR Record Date (the “CVR Holders”). Each CVR entitles the holder thereof to receive (i) certain cash payments from the net proceeds, if any, related to (a) the disposition of its legacy assets within 90 calendar days after the remainder of the Holdback Amount (as defined in the CVR Agreement) is finally determined and received by Catalyst or (b) the resolution of certain legal claims; provided, however, such period will be automatically extended for any Claim (as defined in the CVR Agreement) for an additional one-year period to the extent any Claim is appealed during the initial term, (ii) 100% of the excess cash (net of all current or contingent liabilities, including transaction-related expenses) retained by the Company in excess of $1.0 million as of the closing date of the transactions under the Business Combination Agreement, and (iii) 100% of the amount actually received (net of indemnity claims, if any) by Catalyst pursuant to the asset purchase agreement dated as of May 19, 2022, by and between Catalyst and Vertex. The contingent payments under the CVR Agreement, if they become payable, will become payable to the Rights Agent (as defined in the CVR Agreement) for subsequent distribution to the CVR Holders. In the event that no such proceeds are received, or the permitted deductions under the CVR Agreement are greater than any such proceeds, CVR Holders will not receive any payment pursuant to the CVR Agreement. There can be no assurance that CVR Holders will receive any amounts. The CVRs are not transferable, except in certain limited circumstances as provided for in the CVR Agreement, will not be certificated or evidenced by any instrument, and will not be registered with the SEC or listed for trading on any exchange.

Prior to the F351 acquisition, Catalyst was engaged in the research and development of product candidates from Catalyst’s protein engineering platform. In February 2022, Catalyst announced that it engaged Perella Weinberg Partners as a financial advisor to assist Catalyst in exploring strategic alternatives to monetize its assets. In March 2022, Catalyst ceased research and development activities and in May 2022, Catalyst entered into an asset purchase agreement with Vertex, pursuant to which Vertex purchased Catalyst’s complement portfolio, including CB 2782-PEG and CB 4332, as well as its complement-related intellectual property, including the ProTUNE™ and ImmunoTUNE™ platforms, for $60.0 million in cash consideration. $55.0 million was received upfront and the remaining $5.0 million was retained by Vertex as a hold-back until one year after the closing date to satisfy certain post-closing indemnification obligations. The $5.0 million hold-back amount received from Vertex in May 2023, net of $1.5 million in expenses and a reserve for potential tax liabilities, was distributed to the CVR Holders in June 2023. On February 27, 2023, Catalyst signed an asset purchase agreement with GC Biopharma Corp. (“GCBP”) pursuant to which GCBP acquired Catalyst’s legacy rare bleeding disorders programs including marzeptacog alpha activated (“MarzAA”), dalcinonacog alpha (“DalcA”) and CB-2679d-GT for a total of $6.0 million in cash consideration, $1.0 million payable on signing and $5.0 million payable on February 28, 2025, subject to satisfaction of post-closing indemnification obligations. In March 2023, Catalyst distributed net proceeds of approximately $0.2 million to the CVR Holders. Once received, any additional net proceeds from the transaction will be distributed to the CVR Holders. Catalyst is also pursuing certain legal claims against a third party related to payments under a 2016 asset purchase agreement, and any net recoveries related to these claims will be distributed to the CVR Holders.

Financial Operations Overview

Catalyst has no drug products approved for commercial sale and has not generated any revenue from drug product sales.

With the exception of the three months ended March 31, 2023 and the three and six months ended June 30, 2022, Catalyst has never been profitable and has incurred significant operating losses in each year since inception. Catalyst had a net loss of $2.5 million and net income of $51.6 million for the three months ended June 30, 2023 and 2022, respectively, and a net loss of $2.2 million and net income of $37.1 million for the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, Catalyst had an accumulated deficit of $413.1 million and cash and cash equivalents of $6.9 million. Substantially all its operating losses were incurred in its research and development programs and in its general and administrative operations.

Collaboration Revenue

Collaboration revenue consists of revenue earned for performance obligations satisfied pursuant to the License and Collaboration Agreement with Biogen which was entered into in December 2019 and terminated in May 2022 (the “Biogen Agreement”). Catalyst recognized collaboration revenue for reimbursable third-party vendor, out-of-pocket and personnel costs pertaining to the Biogen Agreement of $0.8 million for the six months ended June 30, 2022. No collaboration revenue was recognized for the six months ended June 30, 2023.

Catalyst has not generated any revenue from the sale of any drug products and Catalyst does not expect to generate any revenue from the sale of drug products until Catalyst obtains regulatory approval of and commercializes its product candidates.

Cost of Collaboration Revenue

Cost of collaboration revenue consists of fees for research and development services payable to third-party vendors and personnel costs, corresponding to the recognition of collaboration revenue from Biogen. Cost of collaboration revenue does not include any allocated overhead costs. Catalyst recognized third-party vendor, out-of-pocket and personnel costs, most of which were reimbursable, pertaining to the Biogen Agreement of $0.8 million for the six months ended June 30, 2022, and recorded such costs as cost of collaboration revenue. No cost of collaboration revenue was recognized for the six months ended June 30, 2023.

Research and Development Expenses

As of March 2022, Catalyst ceased the development of certain programs and during the quarter ended June 30, 2022, Catalyst ceased all previous research and development activities. In April 2023, Catalyst started to support the development of the F351 Assets acquired. Research and development expenses represent costs incurred to conduct research, such as the discovery and development of its product candidates. Catalyst recognizes all research and development costs as they are incurred. Nonrefundable advance payments for goods or services used in research and development are deferred and capitalized. The capitalized amounts are then expensed as the related goods are delivered or services are performed, or until it is no longer expected that the goods or services will be delivered.

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

The table below details the Company’s internal and external costs for research and development for the period presented (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Personnel and other	$317	$1,003	$839	$5,143
Stock-based compensation	1	83	67	211
Complement	—	756	—	4,139
Hemophilia	—	29	—	2,081
Total research and development expenses	$318	$1,871	$906	$11,574

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

Gain on Disposal of Assets

Gain on disposal of assets resulted from the sale of Catalyst’s legacy rare bleeding disorder program, including MarzAA, DalcA and CB-2679d-GT to GCBP in February 2023 and the sale of Catalyst’s complement portfolio and related intellectual property to Vertex in May 2022. The gain is presented net of the direct costs incurred in connection with the transaction and losses incurred in connection with the sale of Catalyst’s property and equipment.

Results of Operations

The following table set forth the Company’s results of operations data for the periods presented (in thousands):

	Three Months Ended June 30,
	2023	2022	Change ($)	Change (%)
Operating expenses (income):
Research and development	$318	$1,871	$(1,553)	(83)%
General and administrative	2,225	3,844	(1,619)	(42)%
Gain on disposal of assets, net	—	(57,245)	57,245	(100)%
Total operating expenses (income)	2,543	(51,530)	54,073	*
Income (loss) from operations	(2,543)	51,530	(54,073)	*
Interest and other income, net	73	102	(29)	(28)%
Income (loss) before income taxes	(2,470)	51,632	(54,102)	*
Income tax expenses	2	—	2	*
Net income (loss) and comprehensive income (loss)	$(2,472)	$51,632	$(54,104)	*

	Six Months Ended June 30,
	2023	2022	Change ($)	Change (%)
Revenue:
Collaboration	$—	$794	$(794)	(100)%
Operating expenses (income):
Cost of collaboration	—	798	(798)	(100)%
Research and development	906	11,574	(10,668)	(92)%
General and administrative	6,195	8,838	(2,643)	(30)%
Gain on disposal of assets, net	(4,736)	(57,245)	52,509	(92)%
Total operating expenses (income)	2,365	(36,035)	38,400	*
Income (loss) from operations	(2,365)	36,829	(39,194)	*
Interest and other income, net	169	267	(98)	(37)%
Income (loss) before income taxes	(2,196)	37,096	(39,292)	*
Income tax expenses	16	—	16	*
Net income (loss) and comprehensive income (loss)	$(2,212)	$37,096	$(39,308)	*

*Not meaningful

Collaboration Revenue

Collaboration revenue for the six months ended June 30, 2022 consisted of reimbursable collaboration expenses from the Biogen Agreement. No collaboration revenue was recognized for the three months ended June 30, 2023 and 2022 or the six months ended June 30, 2023.

Cost of Collaboration

Cost of collaboration revenue for the six months ended June 30, 2022 primarily related to reimbursable third-party vendor and personnel costs incurred pertaining to the Biogen Agreement. No cost of collaboration revenue was recognized for the three months ended June 30, 2023 and 2022 or the six months ended June 30, 2023.

Research and Development Expenses

Research and development expenses were $0.3 million and $1.9 million during the three months ended June 30, 2023 and 2022, respectively, a decrease of $1.6 million, or 83%. The decrease was due primarily to a decrease of $0.8 million in complement-related costs, a decrease of $0.7 million in personnel-related costs, and a decrease of $0.1 million in stock-based compensation costs.

Research and development expenses were $0.9 million and $11.6 million during the six months ended June 30, 2023 and 2022, respectively, a decrease of $10.7 million, or 92%. The decrease was due primarily to a decrease of $4.4 million in personnel-related costs, a decrease of $4.1 million in complement-related costs, a decrease of $2.1 million in hemophilia-related costs, and a decrease of $0.1 million in stock-based compensation costs. Research and development expenses for the six months ended June 30, 2022 include approximately $0.6 million of severance and other costs related to its reduction-in-force.

General and Administrative Expenses

General and administrative expenses were $2.2 million and $3.8 million during the three months ended June 30, 2023 and 2022, respectively, a decrease of $1.6 million, or 42%. The decrease was due primarily to a decrease of $1.0 million in professional services, a $0.5 million decrease in personnel-related costs, and a $0.1 million decrease in facilities and other administration costs.

General and administrative expenses were $6.2 million and $8.8 million during the six months ended June 30, 2023 and 2022, respectively, a decrease of $2.6 million, or 30%. The decrease was due primarily to a decrease of $1.7 million in professional services and a $0.9 million decrease in personnel-related costs. General and administrative expenses for the six months ended June 30, 2022 include approximately $0.4 million of severance and other costs related to its reduction-in-force.

Gain on Disposal of Assets, Net

Gain on disposal of assets, net was $4.7 million for the six months ended June 30, 2023, which related to the sale of Catalyst’s legacy rare bleeding disorder program to GCBP in February 2023.

Gain on disposal of assets, net was $57.2 million for the three and six months ended June 30, 2022, which primarily consisted of a $57.4 million gain related to the sale of Catalyst’s complement portfolio to Vertex in May 2022.

Interest and Other Income, Net

The decrease in interest and other income, net for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 was primarily due to a decrease in interest income.

The $0.1 million decrease in interest and other income, net for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 was primarily due to a gain on extinguishment of $0.2 million recognized in the six months ended June 30, 2022 where there was no comparable activity in 2023, partially offset by an increase in interest income of $0.1 million.

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

On March 8, 2023, the Company distributed the net cash proceeds received from the GCBP asset sale of $0.2 million, or $0.01 per share, to the CVR Holders.

On June 5, 2023, the Company distributed the net cash received from the Vertex hold-back amount of $3.5 million, or $0.11 per share, to the CVR Holders.

As of June 30, 2023, Catalyst had $6.9 million of cash and cash equivalents. For the six months ended June 30, 2023, Catalyst had a net loss of $2.2 million and $8.7 million cash used in operating activities. Catalyst had an accumulated deficit of $413.1 million as of June 30, 2023. If the Company's stockholders approve the Conversion Proposal, Catalyst expects that its existing cash and cash equivalents would then be sufficient to support its operating expenses through at least the next 12 months from the date of this filing. Catalyst’s estimate as to how long the Company expects its cash and cash equivalents to be able to fund its operations is based on assumptions that may prove to be wrong, and it could use the Company’s available capital resources sooner than it currently expects. Further, changing circumstances, some of which may be beyond Catalyst’s control, could cause it to consume capital significantly faster than currently anticipated, and the Company may need to seek additional funds sooner than planned.

In connection with the F351 Agreement, Catalyst issued Catalyst Convertible Preferred Stock to GNI. Catalyst is obligated to seek stockholder approval for the conversion of the Catalyst Convertible Preferred Stock into common stock. In the event that the Company fails to timely hold the stockholders’ meeting or fails to obtain stockholder approval of the Conversion Proposal, then the holders of the Catalyst Convertible Preferred Stock would be entitled to require Catalyst to redeem, in cash, the shares of common stock underlying its Catalyst Convertible Preferred Stock at a price per share equal to the fair value of the common stock. If Catalyst is forced to redeem a significant amount of shares underlying the Catalyst Convertible Preferred Stock, it could, among other things, materially affect the Company’s results of operations and cash usage forecasts, require Catalyst to raise additional capital and impact its ability to raise additional capital. Also, while Catalyst cannot predict the amount with any level of certainty, there is a level of cash settlement at which, if it is exceeded, could require Catalyst to make redemption payments in excess of its current liquidity. Catalyst believes that its stockholders who are entitled to vote on the Conversion Proposal at its 2023 Annual Meeting of Stockholders, which is expected to be held on August 29, 2023, will vote to approve the proposal. However, in the event the proposal is not approved since it is outside Catalyst's control, there is substantial doubt about Catalyst’s ability to continue as a going concern within one year from the filing of this Report.

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

The following table summarizes the Company’s cash flows for the periods presented (in thousands):

	Six Months Ended June 30,
	2023	2022
Cash used in operating activities	$(8,687)	$(24,344)
Cash provided by investing activities	5,206	55,375
Cash (used in) provided by financing activities	(11,262)	16
Net (decrease) increase in cash and cash equivalents	$(14,743)	$31,047

Cash Flows from Operating Activities

Cash used in operating activities for the six months ended June 30, 2023 was $8.7 million. The most significant component of the Company’s cash used was a net loss of $6.9 million, excluding the net gain of $4.7 million from the sale of Catalyst's legacy rare bleeding disorder program. The net loss included non-cash expense related to stock-based compensation of $0.3 million. In addition, net cash outflow of $2.0 million was attributable to the change in its net operating assets and liabilities primarily as a result of a $2.7 million decrease in accrued compensation and other accrued liabilities and a $0.2 million decrease in accounts payable, partially offset by a $0.9 million decrease in prepaid and other current assets.

Cash used in operating activities for the six months ended June 30, 2022 was $24.3 million. The most significant component of the Company’s cash used was a net loss of $20.1 million, excluding the net gain of $57.2 million from the sale of Catalyst’s complement portfolio and other assets. The net loss included non-cash expense related to stock-based compensation of $0.9 million, bad debt expense of $0.2 million, and depreciation and amortization of $0.2 million. In addition, net cash outflow of $5.4 million was attributable to the change in its net operating assets and liabilities primarily as a result of a $5.4 million decrease in accounts payable, a $3.7 million decrease in accrued compensation and other accrued liabilities, and a $0.2 million decrease in deferred revenue related to the Biogen Agreement, partially offset by a $2.2 million decrease in prepaid and other current assets and a $1.6 million decrease in accounts and other receivables.

Cash Flows from Investing Activities

Cash provided by investing activities for the six months ended June 30, 2023 was $5.2 million, due to $5.0 million in cash proceeds from receipt of the hold-back amount related to the Vertex asset sale and $1.0 million in cash proceeds from the sale of the Company’s legacy rare bleeding disorder program to GCBP, offset by $0.8 million in transaction costs related to the sale of its legacy rare bleeding disorder program to GCBP.

Cash provided by investing activities for the six months ended June 30, 2022 was $55.4 million, due primarily to $55.0 million in cash proceeds from the sale of the Company’s complement portfolio to Vertex, $2.5 million due to proceeds from maturities of investments, and $0.4 million in proceeds from the sale of property and equipment, partially offset by $2.6 million in transaction costs related to the sale of its complement portfolio to Vertex.

Cash Flows from Financing Activities

Cash used in financing activities for the six months ended June 30, 2023 was $11.3 million, due primarily to the special dividend paid in January 2023 and the distribution of net proceeds related to the GCBP Agreement and Vertex Agreement to the CVR Holders.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and our Interim Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on their evaluation of our disclosure controls and procedures as of June 30, 2023, our Chief Executive Officer and Interim Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified during the quarter ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On May 2, 2023, the Company was notified by the Listing Qualifications Staff (the “Staff”) of Nasdaq that the Company did not meet the Minimum Bid Price Requirement and was not eligible for a second 180-day period. As previously reported, on April 4, 2023, the Staff notified the Company that it failed to comply with Nasdaq’s $2,500,000 minimum stockholders’ equity requirement for continued listing as set forth in Listing Rule 5550(b)(1) (the “Equity Requirement”). The deficiency with regards to the Equity Requirement serves as an additional and separate basis for delisting. The Company timely submitted a hearing request to Nasdaq’s Hearings Department, which stayed the suspension of the Company’s common stock pending the panel’s conclusion of the hearing process. Following the hearing, the Company was granted until October 30, 2023 to regain compliance with the initial listing requirements of the Nasdaq Capital Market. The Company believes that completion of the pending transactions under the Business Combination Agreement and reverse stock split as described in the definitive proxy statement filed with the U.S. Securities and Exchange Commission on July 12, 2023 will enable the combined company following the transactions under the Business Combination Agreement to meet the applicable Nasdaq initial listing requirements, providing a basis for suspension of delisting. There can be no assurance that the combined company will meet Nasdaq’s initial listing requirements.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the quarter ended June 30, 2023, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

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

2.4

Amendment to Contingent Value Rights Agreement, dated as of March 29, 2023, executed by Catalyst (incorporated by reference to Exhibit 2.3 to the Company’s Quarterly Report on Form 10-Q dated March 31, 2023, filed on May 15, 2023).

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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of June 30, 2023 (unaudited) and December 31, 2022; (ii) the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, 2023 and 2022 (unaudited); (iii) the Condensed Consolidated Statement of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) as of June 30, 2023 and June 30, 2022 (unaudited); (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2023 and 2022 (unaudited); and (v) the Notes to Unaudited Interim Condensed Consolidated Financial Statements.

X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

§ Portions of this exhibit (indicated by “[***]”) have been redacted in accordance with Regulation S-K Item 601(b)(10)(iv).

** Denotes management contract, compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CATALYST BIOSCIENCES, INC.

Date: August 14, 2023	/s/ Nassim Usman, Ph.D.
Nassim Usman, Ph.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2023	/s/ Seline Miller
Seline Miller
Interim Chief Financial Officer
(Interim Financial and Principal Accounting Officer)