Form 10-Q
period 2023-09-30
CATALYST BIOSCIENCES, INC.
filed 2023-10-26
CIK 1124105

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 000-51173

Catalyst Biosciences, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	56-2020050
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

12770 High Bluff Drive, Suite 150 San Diego, California	92130
(Address of Principal Executive Offices)	(Zip Code)

(650) 266-8674

(Registrant’s Telephone Number, Including Area Code)

611 Gateway Blvd., Suite 120

South San Francisco, California 94080

(Former name, former address and former fiscal year, if changed since last report)

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

As of October 20, 2023, the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 37,978,142.

CATALYST BIOSCIENCES, INC.

TABLE OF CONTENTS

		Page No.

PART I. FINANCIAL INFORMATION		3

Item 1.	Financial Statements:	3

	Condensed Consolidated Balance Sheets as of September 30, 2023 (unaudited) and December 31, 2022	3

	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2023 and 2022 (unaudited)	4

	Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the three and nine months ended September 30, 2023 and 2022 (unaudited)	5

	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2023 and 2022 (unaudited)	6

	Notes to Condensed Consolidated Financial Statements (Unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25

Item 4.	Controls and Procedures	25

PART II. OTHER INFORMATION		26

Item 1.	Legal Proceedings	26

Item 1A.	Risk Factors	26

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26

Item 3.	Defaults Upon Senior Securities	26

Item 4.	Mine Safety Disclosures	26

Item 5.	Other Information	27

Item 6.	Exhibits	27

Exhibit Index		28

Signatures		30

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Catalyst Biosciences, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	September 30, 2023	December 31, 2022
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,228	$21,666
Accounts and other receivables	—	5,000
Other receivables from GNI	1,200	—
Prepaid insurance	1,169	1,136
Prepaid and other current assets	535	404
Total current assets	5,132	28,206
Long-term receivable from GCBP	4,664	—
Other assets, noncurrent	168	168
Right-of-use assets	—	66
Property and equipment, net	—	4
Total assets	$9,964	$28,444
Liabilities, redeemable convertible preferred stock, and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$158	$194
Accrued compensation	708	2,582
Other accrued liabilities	917	1,452
Dividends payable	—	7,558
CVR derivative liability	—	5,000
Operating lease liability	—	38
Total current liabilities	1,783	16,824
CVR derivative liability, noncurrent	4,664	—
Total liabilities	6,447	16,824
Commitments and Contingencies (Note 8)
Redeemable convertible preferred stock, $0.001 par value, 123,418 shares authorized; 0 and 12,340 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	—	33,309
Stockholders’ equity (deficit):
Convertible preferred stock, $0.001 par value, 123,418 shares authorized; 12,340 and 0 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	33,309	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 37,978,142 and 37,756,574 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	37	37
Additional paid-in capital	384,895	389,210
Accumulated deficit	(414,724)	(410,936)
Total stockholders’ equity (deficit)	3,517	(21,689)
Total liabilities, redeemable convertible preferred stock, and stockholders’ equity (deficit)	$9,964	$28,444

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Catalyst Biosciences, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue:
Collaboration	$—	$—	$—	$794

Operating expenses (income):
Cost of collaboration	—	—	—	798
Research and development	415	803	1,321	12,377
General and administrative	2,408	4,363	8,603	13,201
GNI cost-sharing reimbursement	(1,200)	—	(1,200)	—
Gain on disposal of assets, net	—	—	(4,736)	(57,245)
Total operating expenses (income)	1,623	5,166	3,988	(30,869)
Income (loss) from operations	(1,623)	(5,166)	(3,988)	31,663
Interest and other income, net	47	282	216	549
Income (loss) before income taxes	(1,576)	(4,884)	(3,772)	32,212
Income tax expenses	—	—	16	—
Net income (loss) and comprehensive income (loss)	$(1,576)	$(4,884)	$(3,788)	$32,212
Net income (loss) per share attributable to common stockholders, basic	$(0.04)	$(0.16)	$(0.10)	$1.02
Net income (loss) per share attributable to common stockholders, diluted	$(0.04)	$(0.16)	$(0.10)	$1.02
Shares used to compute net income (loss) per share attributable to common stockholders, basic	37,976,764	31,484,542	37,845,900	31,472,666
Shares used to compute net income (loss) per share attributable to common stockholders, diluted	37,976,764	31,484,542	37,845,900	31,605,834

Cash dividends paid per common share	$—	$1.43	$0.24	$1.43
CVR cash dividends paid per common share	$0.05	$—	$0.17	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Catalyst Biosciences, Inc.

Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(In thousands, except share amounts)

(Unaudited)

	Redeemable Convertible Preferred Stock		Redeemable Preferred Stock		Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at December 31, 2022	12,340	$33,309	—	$—	—	$—	37,756,574	$37	$389,210	$(410,936)	$(21,689)
Stock-based compensation expense	—	—	—	—	—	—	—	—	210	—	210
Issuance of common stock from stock grants	—	—	—	—	—	—	3,251	—	2	—	2
CVR cash dividends paid related to GCBP Agreement ($0.01 per share)	—	—	—	—	—	—	—	—	(206)	—	(206)
CVR derivative liability	—	—	—	—	—	—	—	—	(4,530)	—	(4,530)
Net income	—	—	—	—	—	—	—	—	—	260	260
Balance at March 31, 2023	12,340	33,309	—	—	—	—	37,759,825	37	384,686	(410,676)	(25,953)
Stock-based compensation expense	—	—	—	—	—	—	—	—	89	—	89
Issuance of common stock from option exercises	—	—	—	—	—	—	215,067	—	22	—	22
Issuance of preferred stock for stock dividends	—	—	37,975	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	(2,472)	(2,472)
Balance at June 30, 2023	12,340	33,309	37,975	—	—	—	37,974,892	37	384,797	(413,148)	(28,314)
Stock-based compensation expense	—	—	—	—	—	—	—	—	98	—	98
Issuance of common stock from stock grants	—	—	—	—	—	—	3,250	—	—	—	—
Elimination and redemption of preferred stock	—	—	(37,975)	—	—	—	—	—	—	—	—
Reclassification of preferred stock to permanent equity	(12,340)	(33,309)	—	—	12,340	33,309	—	—	—	—	33,309
Net loss	—	—	—	—	—	—	—	—	—	(1,576)	(1,576)
Balance at September 30, 2023	—	$—	—	$—	12,340	$33,309	37,978,142	$37	$384,895	$(414,724)	$3,517

	Redeemable Convertible Preferred Stock		Redeemable Preferred Stock		Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2021	—	$—	—	$—	—	$—	31,409,707	$31	$443,752	$(402,694)	$41,089
Stock-based compensation expense	—	—	—	—	—	—	32,684	—	515	—	515
Issuance of common stock from stock grants and option exercises	—	—	—	—	—	—	34,662	—	16	—	16
Net loss	—	—	—	—	—	—	—	—	—	(14,536)	(14,536)
Balance at March 31, 2022	—	—	—	—	—	—	31,477,053	31	444,283	(417,230)	27,084
Stock-based compensation expense	—	—	—	—	—	—	—	—	346	—	346
Net income	—	—	—	—	—	—	—	—	—	51,632	51,632
Balance at June 30, 2022	—	—	—	—	—	—	31,477,053	31	444,629	(365,598)	79,062
Stock-based compensation expense	—	—	—	—	—	—	—	—	224	—	224
Issuance of common stock from stock grants and option exercises	—	—	—	—	—	—	13,000	—	4	—	4
Cash dividends paid ($1.43 per share)	—	—	—	—	—	—	—	—	(45,031)	—	(45,031)
Net loss	—	—	—	—	—	—	—	—	—	(4,884)	(4,884)
Balance at September 30, 2022	—	$—	—	$—	—	$—	31,490,053	$31	$399,826	$(370,482)	$29,375

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Catalyst Biosciences, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Operating Activities
Net income (loss)	$(3,788)	$32,212
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation expense	397	1,085
Depreciation and amortization	4	220
Change in fair value of long-term receivables	(134)	—
Change in fair value of derivative liabilities	134	—
Bad debt expense	—	200
Loss on lease termination	—	110
Net gain on disposal of assets	(4,736)	(57,245)
Changes in operating assets and liabilities:
Accounts and other receivables	—	1,618
Other receivables from GNI	(1,200)	—
Prepaid insurance	(33)	—
Prepaid and other current assets	(131)	993
Accounts payable	(36)	(6,378)
Accrued compensation and other accrued liabilities	(2,409)	(4,317)
Operating lease liability and right-of-use asset	28	111
Deferred revenue	—	(230)
Net cash used in operating activities	(11,904)	(31,621)

Investing Activities
Proceeds from maturities of short-term investments	—	2,504
Proceeds from the sale of property and equipment	—	447
Proceeds from the sale of complement portfolio to Vertex	5,000	55,000
Payment of transaction costs in connection with the sale of complement portfolio to Vertex	—	(2,576)
Proceeds from the sale of legacy rare bleeding disorder program to GCBP	1,000	—
Payment of transaction costs in connection with the sale of legacy rare bleeding disorder program to GCBP	(794)	—
Net cash provided by investing activities	5,206	55,375

Financing Activities
Payment of dividends	(12,764)	(45,031)
Issuance of common stock from stock grants and option exercises	24	20
Net cash used in financing activities	(12,740)	(45,011)
Net decrease in cash and cash equivalents	(19,438)	(21,257)
Cash and cash equivalents at beginning of the period	21,666	44,347
Cash and cash equivalents at end of the period	$2,228	$23,090

Supplemental Disclosure on Non-Cash Investing and Financing Activities:
CVR derivative liability	$4,530	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Catalyst Biosciences, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.
Nature of Operations and Liquidity

Catalyst Biosciences, Inc. and its subsidiary (the “Company” or “Catalyst”) was a biopharmaceutical company with expertise in protease engineering. Prior to ceasing research and development activities in March 2022, the Company had several protease assets that were designed to address unmet medical needs in disorders of the complement or coagulation systems. The Company was located in South San Francisco, California during the quarter ended September 30, 2023 and operates in one segment.

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

Reclassifications

Prepaid insurance has been reclassified out of prepaid and other current assets to conform to the current period presentation in the accompanying notes.

F351 Asset Acquisition and Series X Redeemable Convertible Preferred Stock

On December 26, 2022, the Company executed and closed an Asset Purchase Agreement, which was amended on March 29, 2023 (the “F351 Agreement”), with GNI Group Ltd. (“GNI Japan”) and GNI Hong Kong Limited ("GNI Hong Kong") to purchase all of the assets and intellectual property rights primarily related to the proprietary Hydronidone compound (collectively, the “F351 Assets”), other than such assets and intellectual property rights located in the People’s Republic of China ("PRC"). At the closing of the agreement on December 26, 2022, the Company paid $35.0 million in the form of 6,266,521 shares of Catalyst common stock and 12,340 shares of newly designated Series X redeemable convertible preferred stock (“Catalyst Convertible Preferred Stock”). Each share of Catalyst Convertible Preferred Stock is convertible into 10,000 shares of common stock, subject to stockholder approval under Nasdaq rules and subject to a beneficial ownership conversion blocker. For additional information, see Note 3, F351 Asset Acquisition.

At its 2023 Annual Meeting of Stockholders on August 29, 2023, the Company's stockholders approved the conversion of the Catalyst Convertible Preferred Stock into shares of the Company's common stock in accordance with Nasdaq Listing Rule 5635(a) (the "Conversion Proposal"), and approved an amendment to the Company's certificate of incorporation to authorize sufficient shares of common stock for the conversion of the Catalyst Convertible Preferred Stock issued pursuant to the F351 Agreement. Following stockholder approval of the Conversion Proposal, each share of Catalyst Convertible Preferred Stock is convertible at the option of the holder into 10,000 shares of the Company's common stock, subject to a beneficial ownership conversion blocker.

Prior to stockholder approval of the Conversion Proposal, the terms of the Catalyst Convertible Preferred Stock included a cash redemption feature. Upon stockholder approval of the Conversion Proposal, the cash redemption feature was eliminated and the Catalyst Convertible Preferred Stock was reclassified to stockholders' equity.

Business Combination Agreement

Concurrent with the F351 Asset acquisition, the Company signed a definitive agreement, dated as of December 26, 2022, and as amended on March 29, 2023 and August 30, 2023, with GNI Japan, GNI Hong Kong, GNI USA, Inc. ("GNI USA"), Continent Pharmaceuticals Inc. and Shanghai Genomics, Inc. (collectively, “GNI”) and other minority stockholders to acquire an indirect controlling interest in Beijing Continent Pharmaceutical Co., Ltd. (“BC”), a commercial-stage pharmaceutical company based in China and a majority-owned subsidiary of GNI, in exchange for newly issued shares of common stock (the “Business Combination Agreement”). The closing of the transactions under the Business Combination Agreement are subject to stockholder approval and certain customary closing conditions. Catalyst stockholders approved the transactions under the Business Combination Agreement at the 2023 Annual Meeting of Stockholders on August 29, 2023, however, as of September 30, 2023 the transactions had not closed. On October 20, 2023, BC received approval from the China Securities Regulatory Commission ("CSRC") with respect to the business combination pursuant to the Business Combination Agreement. Catalyst and GNI anticipate the business combination will be completed by the Outside Date (as defined in the Business Combination Agreement). For additional information, see Note 8, Commitments and Contingencies.

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

Liquidity

On January 12, 2023, the Company paid a one-time cash dividend of $0.24 per share to the CVR Holders. The aggregate amount of the special dividend payment was approximately $7.6 million.

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

On August 21, 2023, the Company distributed the remaining net cash proceeds received from the Vertex hold-back amount of $1.5 million, or $0.05 per share, to the CVR Holders. See Note 11, Restructuring, for additional information regarding this distribution.

The Company had a net loss of $3.8 million for the nine months ended September 30, 2023. As of September 30, 2023, the Company had an accumulated deficit of $414.7 million and cash and cash equivalents of $2.2 million. Its primary uses of cash are to fund operating expenses and general and administrative expenditures. As part of the Business Combination Agreement, GNI agreed to share certain ongoing operating expenses incurred by the Company until the Business Combination Agreement closes. See Note 12, Related Parties, for additional information regarding this arrangement. The actual amount and timing of the cost sharing payments from GNI is outside of the control of the Company. Given the uncertainties related to the pending Business Combination Agreement, there is substantial doubt about the Company's ability to continue as a going concern for at least 12 months following the issuance of these condensed consolidated financial statements. The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

2.
Summary of Significant Accounting Policies

Basis of Presentation

The Company’s condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and following the requirements of the Securities and Exchange Commission (the “SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted. These condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the Company’s consolidated financial information. These condensed consolidated results of operations and cash flows for any interim period are not necessarily indicative of the results to be expected for the year ending December 31, 2023, or for any other future annual or interim period.

The accompanying condensed consolidated financial statements and related financial information should be read in conjunction with the consolidated financial statements filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (the “Annual Report”).

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, allowance for doubtful accounts, long-term receivable, CVR derivative liabilities, operating lease right-of-use assets and liabilities, accrued expenses, income taxes and stock-based compensation. The Company bases its estimates on various assumptions that the Company believes to be reasonable under the circumstances. Actual results could differ from those estimates.

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

Net Income (Loss) per Share Attributable to Common Stockholders

The Company calculates basic and diluted net income (loss) per share attributable to common stockholders in conformity with the two-class method required for participating securities. The Catalyst Convertible Preferred Stock contractually entitles the holders of such shares to participate in dividends, but such participation is contingent upon the completion of the transactions under the Business Combination Agreement with GNI. As a result, the Catalyst Convertible Preferred Stock is excluded from the basic EPS calculation, as these shares are not participating securities until the Business Combination Agreement with GNI closes. During periods of loss, the Company allocates no loss to participating securities because they have no contractual obligation to share in the losses of the Company.

Basic net income (loss) per share attributable to common stockholders is calculated by dividing the net income (loss) by the weighted average number of shares of common stock outstanding during the period, without consideration for potentially dilutive securities. Participating securities are excluded from the basic weighted average common shares outstanding.

Diluted net income (loss) per share attributable to common stockholders is based on the weighted average number of common shares outstanding during the period, including potential dilutive common shares. For purposes of this calculation, outstanding stock options and warrants are considered potential dilutive common shares. The calculation of diluted EPS also considers the effect of the Catalyst Convertible Preferred Stock since conversion is no longer contingent after the stockholders approved the Conversion Proposal on August 29, 2023.

3.
F351 Asset Acquisition

On December 26, 2022, the Company acquired the F351 Assets from GNI in accordance with the terms of the F351 Agreement as discussed in Note 1, Nature of Operations and Liquidity. Under the terms of the F351 Agreement, the Company issued 6,266,521 shares of common stock and 12,340 shares of Catalyst Convertible Preferred Stock.

The Company concluded that the F351 acquisition was not the acquisition of a business, as substantially all of the fair value of the gross assets acquired was concentrated in a single identifiable asset, the intellectual property rights (outside of the PRC) to a clinical stage drug candidate for the treatment of liver fibrosis, or the F351 Assets. The acquisition cost of $35.4 million attributable to the acquired in-process research and development ("IPR&D") was expensed in the Company's consolidated statements of operations for the year ended December 31, 2022 since the acquired IPR&D had no alternative future use, as determined by the Company in accordance with GAAP.

4.
Fair Value Measurements

For a description of the fair value hierarchy and the Company’s fair value methodology, see “Part II - Item 8 - Financial Statements and Supplementary Data - Note 3 – Summary of Significant Accounting Policies” in the Company’s Annual Report. There were no significant changes in these methodologies during the nine months ended September 30, 2023.

The following tables present the fair value hierarchy for assets and liabilities measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds(1)	$2,228	$—	$—	$2,228
Long-term receivable from GCBP	—	—	4,664	4,664
Total financial assets	$2,228	$—	$4,664	$6,892

Financial liabilities:
CVR derivative liability, noncurrent	$—	$—	$4,664	$4,664
Total financial liabilities	$—	$—	$4,664	$4,664

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds(1)	$21,666	$—	$—	$21,666
Total financial assets	$21,666	$—	$—	$21,666

Financial liabilities:
CVR derivative liability	$—	$—	$5,000	$5,000
Total financial liabilities	$—	$—	$5,000	$5,000

(1)
Included in cash and cash equivalents on the accompanying condensed consolidated balance sheets.

The carrying amounts of accounts and other receivables, other receivables from GNI, accounts payable, and accrued liabilities approximate their fair values due to the short-term maturity of these instruments.

Derivative Liabilities and Long-term Receivables

The CVR derivative liability relates to the CVR Agreement executed in connection with the Business Combination Agreement. The fair value of this derivative liability is based on significant unobservable inputs, which represent Level 3 measurements within the fair value hierarchy. The estimated fair value of the CVR liability was determined based on the anticipated amount and timing of projected cash flows to be received from Vertex pursuant to the Vertex asset purchase agreement. The CVR liability was initially recorded at $5.0 million at issuance on December 26, 2022 and in May 2023, the Company received a $5.0 million hold-back payment from Vertex, which was distributed, net of expenses and a reserve for potential tax liabilities, to the CVR Holders. There was no change in the estimated fair value of the CVR liability prior to the distribution.

The long-term receivable and the corresponding CVR derivative liability, noncurrent relate to the asset purchase agreement with GCBP. The fair value of this long-term receivable and derivative liability is based on significant unobservable inputs, which represent Level 3 measurements within the fair value hierarchy. The estimated fair value of the long-term receivable and CVR derivative liability, noncurrent was determined based on the anticipated amount and timing of projected cash flows to be received from GCBP pursuant to the GCBP asset purchase agreement discounted to their present values using an estimated discount rate of 5.05%. As of September 30, 2023, the Company expects to receive a $5.0 million hold-back payment from GCBP in the first quarter of 2025, which will be distributed, net of expenses, to the CVR Holders. The change in fair value of the long-term receivable from GCBP and the corresponding CVR derivative liability, noncurrent was recorded in interest and other income, net on the condensed consolidated statement of operations and comprehensive income (loss).

The following table sets forth the changes in the estimated fair value of the Company’s Level 3 financial assets and liabilities (in thousands):

	Long-term receivable	CVR derivative
	from GCBP	liability, noncurrent
Balance at December 31, 2022	$—	$—
Additions in the period	4,530	4,530
Changes in fair value	134	134
Balance at September 30, 2023	$4,664	$4,664
5.
Lease

The Company leased office space for its prior corporate headquarters located in South San Francisco, CA. The lease term expired on April 30, 2023, and since then the Company had a month-to-month lease for its prior corporate headquarters. The month-to-month lease ended on September 30, 2023.

In March 2022, the Company entered into a sublease agreement for its leased facility that commenced in April 2022. Under the terms of the sublease agreement, the Company received $0.2 million in base lease payments over the term of the sublease, which ended in April 2023. No sublease income was recognized for the three months ended September 30, 2023. For the nine months ended September 30, 2023, the Company recognized sublease income of $0.1 million. For the three and nine months ended September 30, 2022, the Company recognized sublease income of $38,000 and $0.1 million, respectively.

No significant operating lease expense was recorded for the three months ended September 30, 2023. For the nine months ended September 30, 2023, the Company’s operating lease expense was $0.1 million. For the three and nine months ended September 30, 2022, the Company’s operating lease expense was $0.4 million and $1.5 million, respectively.

Since the operating lease expired on April 30, 2023, the present value assumptions for the current period were not applicable. The present value assumptions used in calculating the present value of the lease payments were as follows:

	September 30, 2023	December 31, 2022
Weighted-average remaining lease term	n/a	0.3 years
Weighted-average discount rate	n/a	4.3%

Supplemental cash flow information related to operating leases was as follows (in thousands):

	Nine Months Ended September 30,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities	$39	$1,422

6.
Stock Based Compensation

2018 Omnibus Incentive Plan

In June 2018, stockholders of the Company approved the Company’s 2018 Omnibus Incentive Plan (the “2018 Plan”). The 2018 Plan had previously been approved by the Company’s Board of Directors (the “Board”) and the Compensation Committee (the “Committee”) of the Board, subject to stockholder approval. The 2018 Plan became effective on June 13, 2018. On June 9, 2021, the stockholders of the Company approved an amendment previously approved by the Board to increase the number of shares of common stock reserved for issuance under the 2018 Plan by 2,500,000 to a total of 5,300,000 shares. The amendment became effective immediately upon stockholder approval. After the option modification (as discussed below), the number of shares of common stock reserved for issuance under the 2018 Plan increased to a total of 31,456,403. As of September 30, 2023, there were 25,521,867 shares of common stock available for future grant.

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

Special Cash Dividend

On January 12, 2023, the Company paid a special, one-time cash dividend of $7.6 million (or $0.24 per share) to the CVR Holders. The Company determined, in accordance with the adjustment provision of the 2018 Plan, that the special cash dividend was unusual and non-recurring and that appropriate adjustment to the stock options to purchase shares of the Company’s common stock outstanding under the 2018 Plan was required. The Company treated this adjustment as a modification to the original stock option grants because the terms of the agreements were modified in order to preserve the value of the option awards after a large non-recurring cash dividend. These options were amended to decrease the exercise price and increase the number of shares subject to the stock option on a proportionate basis. No incremental value was provided to the option holders as a result of the modification and no additional compensation cost was recorded by the Company.

The following table summarizes stock option activity under the Company’s 2018 Plan and related information:

	Number of Shares Underlying Outstanding Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)
Outstanding — December 31, 2022	8,678,767	$1.42	7.47
Options granted (1)	14,008,093	$0.86
Options exercised	(215,067)	$0.10
Options forfeited and cancelled (1)	(14,210,119)	$0.91
Options expired	(14,729)	$34.33
Outstanding — September 30, 2023	8,246,945	$1.32	5.43
Exercisable — September 30, 2023	7,609,393	$1.37

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

The only options granted during the nine months ended September 30, 2023 were as a result of the option modification. Since no new stock options were granted during the three and nine months ended September 30, 2023, all weighted-average assumptions for the period were not applicable.

The fair value of employee stock options was estimated using the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Employee Stock Options:
Risk-free interest rate	n/a	3.02%	n/a	2.25%
Expected term (in years)	n/a	6.1	n/a	6.0
Dividend yield	n/a	—	n/a	—
Volatility	n/a	91.61%	n/a	91.63%
Weighted-average fair value of stock options granted	n/a	$1.34	n/a	$0.58

Total stock-based compensation expense recognized was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Research and development	$—	$78	$67	$289
General and administrative(1)	98	146	330	796
Total stock-based compensation expense	$98	$224	$397	$1,085

(1)
No shares of common stock were issued to Board members for the three and nine months ended September 30, 2023.
7.
Net Income (Loss) per Share Attributable to Common Stockholders

Potentially dilutive securities are excluded from the calculation of diluted net income (loss) per share attributable to common stockholders if their inclusion is anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	Nine Months Ended September 30,
	2023	2022
Catalyst Convertible Preferred Stock (1)	123,400,000	—
Options to purchase common stock	8,246,945	7,034,805
Total	131,646,945	7,034,805

(1)
Shown as common stock equivalents

The following is a reconciliation of the numerator (net income or loss) and denominator (number of shares) used in the calculation of basic and diluted net income (loss) per share attributable to common stockholders (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator
Net income (loss)	$(1,576)	$(4,884)	$(3,788)	$32,212

Denominator
Weighted-average number of shares used in computing net income (loss) per share available to common stockholders, basic	37,976,764	31,484,542	37,845,900	31,472,666
Effect of dilutive stock options	—	—	—	133,168
Weighted-average number of shares used in computing net income (loss) per share available to common stockholders, diluted	37,976,764	31,484,542	37,845,900	31,605,834
Net income (loss) per share available for common stockholders, basic	$(0.04)	$(0.16)	$(0.10)	$1.02
Net income (loss) per share available for common stockholders, dilutive	$(0.04)	$(0.16)	$(0.10)	$1.02

8.
Commitments and Contingencies

As of September 30, 2023 and December 31, 2022, the Company had cash deposited in certain financial institutions in excess of federally insured levels. The Company regularly monitors the financial stability of these financial institutions and believes that it is not exposed to any significant credit risk in cash and cash equivalents. However, in March and April 2023, certain U.S. government banking regulators took steps to intervene in the operations of certain financial institutions due to liquidity concerns, which caused general heightened uncertainties in financial markets. While these events have not had a material direct impact on the Company’s operations, if further liquidity and financial stability concerns arise with respect to banks and financial institutions, either nationally or in specific regions, the Company’s ability to access cash or enter into new financing arrangements may be threatened, which could have a material adverse effect on its business, financial condition and results of operations.

Business Combination Agreement

Concurrent with the F351 Asset acquisition, the Company entered into the Business Combination Agreement with GNI and other minority stockholders (“Sellers” and each a “Seller”) to acquire an indirect controlling interest in BC, a commercial-stage pharmaceutical company based in China and majority-owned subsidiary of GNI, in exchange for newly issued shares of Catalyst common stock. The closing of the transactions under the Business Combination Agreement are subject to stockholder approval and certain customary closing conditions. Catalyst stockholders approved the transactions under the Business Combination Agreement at the 2023 Annual Meeting of Stockholders on August 29, 2023, however, as of September 30, 2023 the transactions had not closed. On October 20, 2023, BC received approval from the CSRC with respect to the business combination pursuant to the Business Combination Agreement. Catalyst and GNI anticipate the business combination will be completed by the Outside Date (as defined in the Business Combination Agreement). Once the transaction closes, the Company will issue at closing a total of up to 1,110,776,224 shares of Catalyst common stock for an indirect controlling interest in BC. Each Seller may elect to be issued Catalyst Convertible Preferred Stock in lieu of the Company’s common stock.

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

In December 2022, the Company recorded a $5.0 million short-term CVR derivative liability related to the Vertex asset purchase agreement. On June 5, 2023, the Company distributed the net cash proceeds received from Vertex of $3.5 million, which reflected the amount received from Vertex less expenses and a reserve for potential tax liabilities, to the CVR Holders. On August 21, 2023, the Company distributed the remaining net cash proceeds received from Vertex of $1.5 million to the CVR Holders. Refer to Note 4, Fair Value Measurements and Note 11, Restructuring, for additional information regarding the CVR derivative liability and Vertex hold-back payment.

In February 2023, the Company sold its legacy rare bleeding disorder program to GCBP. As a result, the Company distributed the net cash proceeds received from the GCBP asset sale of $0.2 million to the CVR Holders as well as recorded a $4.5 million long-term CVR derivative liability for the future distribution of the hold-back amount to be received in May 2025. Refer to Note 4, Fair Value Measurements and Note 11, Restructuring, for additional information regarding the CVR derivative liability and GCBP asset sale.

As of September 30, 2023, no liability was recorded for the CVR payment related to the distribution of the excess cash retained by the Company in excess of $1.0 million as of the closing date of the Business Combination Agreement.

Cost Sharing and Agency Agreement with GNI

On April 13, 2023, the Company entered into a Cost Sharing and Agency Agreement with GNI, whereas GNI will pay for certain costs related to the development of the F351 Assets in the U.S. and the Company will make certain repayments under different circumstances. As of September 30, 2023, GNI had paid $0.3 million of the reimbursable development costs related to the F351 Assets, and the Company had a future repayment obligation of up to $0.3 million, which was included in other accrued liabilities on the balance sheet. Refer to Note 12, Related Parties for additional information regarding the Cost Sharing and Agency Agreement with GNI.

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

9.
Income Taxes

During the three months ended September 30, 2023, no income tax expense was recorded. During the nine months ended September 30, 2023, the Company recorded an income tax expense of $16,000. No income tax expense was recognized during the three and nine months ended September 30, 2022. The Company recorded no income tax benefits for the net operating losses incurred or for the research and development tax credits generated in each period due to its uncertainty of realizing a benefit from those items. All of the Company’s operating losses since inception have been generated in the United States.

As of September 30, 2023, after consideration of certain limitations (see below), the Company had approximately $193.7 million federal and $3.7 million state net operating loss carryforwards (“NOL”) available to reduce future taxable income which, if unused, the majority will carry forward indefinitely for federal and will begin to expire in 2034 for state tax purposes.

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

On August 29, 2023, the Company's stockholders approved the adoption of an amendment to Catalyst's restated certificate of incorporation to increase the number of authorized shares of common stock from 100,000,000 shares to 400,000,000 shares.

Redeemable Preferred Stock

On June 20, 2023, the Board declared a dividend of one one-thousandth of a share of Series Y Preferred Stock, par value $0.001 per share, for each outstanding share of common stock to stockholders of record as of June 30, 2023. This Series Y Preferred Stock entitled its holder to 250,000 votes per share exclusively on the vote for the proposal to approve the reverse stock split (as defined in the Series Y Preferred Stock Certificate of Designation). The Company held its 2023 Annual Meeting of Stockholders on August 29, 2023, which included the reverse stock split as a proposal to be voted on at the meeting. All shares of Series Y Preferred Stock that were not present to vote on the reverse stock split were redeemed by the Company (the “Initial Redemption”). Any outstanding shares of Series Y Preferred Stock that were not redeemed pursuant to an Initial Redemption would be redeemed in whole, but not in part, (i) if such redemption is ordered by the Board in its sole discretion, automatically and effective on such time and date specified by the Board in its sole discretion or (ii) automatically upon the effectiveness of the amendment to the certificate of incorporation implementing the reverse stock split. At the August 29, 2023 meeting of the Company's stockholders, the holders of 25,256 shares of Series Y Preferred Stock were represented in person or by proxy and their shares were redeemed thereafter. Immediately prior to the meeting, all 135,904 shares of Series Y Preferred Stock that were not represented were redeemed.

On August 31, 2023, the Company filed a Certificate of Elimination of Series Y Preferred Stock with the Secretary of State of the State of Delaware, which, effective immediately upon filing, eliminated all matters set forth in the Certificate of Designation of Series Y Preferred Stock filed with the Secretary of State of the State of Delaware on June 20, 2023.

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

Sale of Assets

During the quarter ended June 30, 2022, the Company entered into sales agreements with Dren Bio, Inc. and Copia Scientific, LLC, pursuant to which the Company sold various lab equipment, consumables, and furniture and fixtures for a total consideration of $0.4 million. The Company recorded a loss on disposal of $0.2 million during the nine months ended September 30, 2022, which is included in gain on disposal of assets, net in the condensed consolidated statements of operations and comprehensive income (loss).

In May 2022, the Company entered into an asset purchase agreement with Vertex, pursuant to which Vertex purchased the Company’s complement portfolio, including CB 2782-PEG and CB 4332, as well as its complement-related intellectual property including the ProTUNETM and ImmunoTUNETM platforms for $60.0 million in cash consideration. Cash of $55.0 million was received upfront in May 2022 and the remaining $5.0 million was received in May 2023 upon satisfaction of certain post-closing indemnification obligations. The hold-back amount was initially recorded within accounts and other receivables on the condensed consolidated balance sheet. In June 2023, the Company distributed $3.5 million, which reflected the hold-back amount received from Vertex less expenses and a reserve for potential tax liabilities, to the CVR Holders pursuant to the CVR Agreement. In August 2023, the Company distributed the remaining $1.5 million initially withheld as a reserve for potential tax liabilities to the CVR Holders pursuant to the CVR Agreement, see Note 8, Commitments and Contingencies. There were no carrying amounts associated with the intellectual property sold to Vertex, and, therefore, the Company recorded a gain of $57.4 million related to the disposal, net of $2.6 million of transaction costs during the second quarter of 2022.

In February 2023, Catalyst entered into an asset purchase agreement with GCBP, pursuant to which GCBP acquired the Company’s legacy rare bleeding disorders programs, including MarzAA, DalcA and CB-2679d-GT, for $6.0 million in cash consideration. Cash of $1.0 million was received upfront in February 2023 and the remaining $5.0 million will be paid two years after the closing upon satisfaction of certain post-closing indemnification obligations. The hold-back amount is recorded as a long-term receivable on the condensed consolidated balance sheet. In March 2023, the Company distributed the net cash proceeds received upfront of $0.2 million to the CVR Holders. Once received, the remaining net proceeds, net of expenses, from the hold-back amount will be distributed to the CVR Holders pursuant to the CVR Agreement, see Note 8, Commitments and Contingencies. There were no carrying amounts associated with the intellectual property sold to GCBP, and, therefore, Catalyst recorded a gain of $4.7 million related to the disposal, net of $0.8 million of transaction costs, which is included in gain on disposal of assets, net in the condensed consolidated statements of operations and comprehensive income (loss) for the nine months ended September 30, 2023.

12.
Related Parties

Following the closing of the F351 Agreement on December 26, 2022, GNI owned 100% of the Catalyst Convertible Preferred Stock as well as 16.6% and 16.5% of Catalyst common stock outstanding as of December 31, 2022 and September 30, 2023, respectively. Overall, GNI owned 80.5% and 80.3% of the outstanding shares of capital stock of the Company, on an as converted basis, as of December 31, 2022 and September 30, 2023, respectively. In addition, Ying Luo and Thomas Eastling became directors of the Company. They serve as a director, representative executive officer, President and Chief Executive Officer, and an outside member, respectively, of GNI Japan, a greater than 5% stockholder of the Company. Dr. Luo also serves as a director of the board and President of GNI USA. GNI is considered a related party of the Company.

On April 13, 2023, the Company entered into a Cost Sharing and Agency Agreement with GNI. Under the Cost Sharing and Agency Agreement, GNI will pay for certain costs related to the development of the F351 Assets in the U.S. incurred from December 26, 2022 until the Business Combination Agreement closes. Following the closing of the Business Combination Agreement, the Company will be required to reimburse GNI for such costs. If the Business Combination Agreement is terminated, the Company's repayment obligation varies depending on the clinical development of the F351 Assets. During the three and nine months ended September 30, 2023, the costs incurred for the development of the F351 Assets under the Cost Sharing and Agency Agreement were approximately $0.4 million and $0.7 million, respectively. As of September 30, 2023, GNI paid $0.3 million of the reimbursable development costs related to the F351 Assets, and the Company had a future repayment obligation of up to $0.3 million to this related party which was included in other accrued liabilities on the balance sheet.

As part of the Business Combination Agreement, GNI agreed to share certain ongoing operating expenses of the Company that are incurred from December 26, 2022 until the Business Combination Agreement closes. All expenses required to be reimbursed as part of this agreement will be paid by GNI no later than three business days prior to the close of the Business Combination Agreement. All costs subject to reimbursement under the Business Combination Agreement must be approved by GNI. As of

September 30, 2023, GNI had approved reimbursable operating costs incurred by Catalyst through June 30, 2023 in the amount of $1.2 million which the Company recognized as GNI cost-sharing reimbursement in the condensed consolidated statements of operations and comprehensive income (loss). As of September 30, 2023, the Company had amounts receivable from this related party of $1.2 million, which was included in other receivables from GNI on the condensed consolidated balance sheet. The Company has not recognized a receivable for operating costs incurred during the quarter ended September 30, 2023, since such reimbursement of costs remain subject to approval by GNI. Once GNI approves these costs, the Company will record the reimbursement in its condensed consolidated financial statements.

13.
Subsequent Events

On October 20, 2023, BC received approval from the CSRC with respect to the business combination pursuant to the Business Combination Agreement. Catalyst and GNI anticipate the business combination will be completed by the Outside Date (as defined in the Business Combination Agreement).

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

Overview

F351 Asset Acquisition

On December 26, 2022, Catalyst acquired the F351 Assets from GNI Group Ltd. ("GNI Japan") and GNI Hong Kong Limited ("GNI Hong Kong") (collectively, the “Sellers”) pursuant to that certain F351 Agreement, by and among Catalyst and the Sellers. The F351 Assets include 15 issued or pending patents and patent applications outside of the People’s Republic of China, with the last acquired issued patent expected to expire in August 2037. Under the terms of the F351 Agreement and upon the effective time of the transactions contemplated by the F351 Agreement, Catalyst issued to the Sellers equity interests with an aggregate value of $35.0 million in the form of: 6,266,521 shares of the Company’s common stock and 12,340 shares of newly designated Series X convertible preferred stock (“Catalyst Convertible Preferred Stock”), which Catalyst Convertible Preferred Stock is convertible, upon the approval of the stockholders of Catalyst (as further described herein) into shares of common stock at a ratio of one (1) share of Catalyst Convertible Preferred Stock to 10,000 shares of common stock.

Subject to stockholder approval, each share of Catalyst Convertible Preferred Stock issued under the F351 Agreement is convertible into 10,000 shares of common stock. At its 2023 Annual Meeting of Stockholders on August 29, 2023, the Company’s stockholders approved the conversion of the Catalyst Convertible Preferred Stock into shares of common stock in accordance with Nasdaq rules, or the Conversion Proposal, and approved an amendment to Catalyst’s certificate of incorporation to authorize sufficient shares of common stock for the conversion of the Catalyst Convertible Preferred Stock issued pursuant to the F351 Agreement. Following stockholder approval of the Conversion Proposal, each share of Catalyst Convertible Preferred Stock is convertible into shares of the Company’s common stock at any time at the option of the holder thereof, into 10,000 shares of its common stock, subject to certain limitations, including that a holder of Catalyst Convertible Preferred Stock is prohibited from converting shares of Catalyst Convertible Preferred Stock into shares of its common stock if, as a result of such conversion, such holder, together with its affiliates, would beneficially own more than a specified percentage (to be initially set at 9.99% and thereafter adjustable by the holder to a number between 4.99% and 19.99%) of the total number of shares of Catalyst’s common stock issued and outstanding immediately after giving effect to such conversion.

Business Combination Agreement

On December 26, 2022, Catalyst, GNI USA, Inc., GNI Japan, GNI Hong Kong, Shanghai Genomics, Inc., the individuals (collectively the “Minority Holders”) listed on an annex to that certain Business Combination Agreement, as amended (the “Business Combination Agreement”) and Continent Pharmaceuticals Inc. (“CPI”) entered into the Business Combination Agreement. The Business Combination Agreement contains the terms and conditions of the proposed business combination pursuant to which Catalyst will acquire an indirect controlling interest in BC. The closing of the transactions under the Business Combination Agreement are subject to stockholder approval and certain customary closing conditions. Catalyst stockholders approved the transactions under the Business Combination Agreement at the stockholder meeting held on August 29, 2023, however, as of September 30, 2023, the transactions had not closed. On October 20, 2023, BC received approval from the China Securities Regulatory Commission("CSRC") with respect to the business combination pursuant to the Business Combination Agreement. Catalyst and GNI anticipate the business combination will be completed by the Outside Date (as defined in the Business Combination Agreement). Once the transaction closes, Catalyst will issue at closing a total of up to 1,110,776,224 shares of its common stock for an indirect controlling interest in BC.

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

Prior to the F351 acquisition, Catalyst was engaged in the research and development of product candidates from Catalyst’s protein engineering platform. In February 2022, Catalyst announced that it engaged Perella Weinberg Partners as a financial advisor to assist Catalyst in exploring strategic alternatives to monetize its assets. In March 2022, Catalyst ceased research and development activities and in May 2022, Catalyst entered into an asset purchase agreement with Vertex, pursuant to which Vertex purchased Catalyst’s complement portfolio, including CB 2782-PEG and CB 4332, as well as its complement-related intellectual property, including the ProTUNE™ and ImmunoTUNE™ platforms, for $60.0 million in cash consideration. $55.0 million was received upfront and the remaining $5.0 million was retained by Vertex as a hold-back until one year after the closing date to satisfy certain post-closing indemnification obligations. The $5.0 million hold-back amount received from Vertex in May 2023, net of $1.5 million in expenses and a reserve for potential tax liabilities, was distributed to the CVR Holders in June 2023. In August 2023, the Company distributed the remaining $1.5 million to the CVR Holders. On February 27, 2023, Catalyst signed an asset purchase agreement with GC Biopharma Corp. (“GCBP”) pursuant to which GCBP acquired Catalyst’s legacy rare bleeding disorders programs including marzeptacog alpha activated (“MarzAA”), dalcinonacog alpha (“DalcA”) and CB-2679d-GT for a total of $6.0 million in cash consideration, $1.0 million payable on signing and $5.0 million payable on February 28, 2025, subject to satisfaction of post-closing indemnification obligations. In March 2023, Catalyst distributed net proceeds of approximately $0.2 million to the CVR Holders. Once received, any additional net proceeds from the transaction will be distributed to the CVR Holders. Catalyst is also pursuing certain legal claims against a third party related to payments under a 2016 asset purchase agreement, and any net recoveries related to these claims will be distributed to the CVR Holders.

Financial Operations Overview

Catalyst has no drug products approved for commercial sale and has not generated any revenue from drug product sales.

With the exception of the three months ended March 31, 2023 and the nine months ended September 30, 2022, Catalyst has never been profitable and has incurred significant operating losses in each year since inception. Catalyst had net losses of $1.6 million and $4.9 million for the three months ended September 30, 2023 and 2022, respectively, and a net loss of $3.8 million and net income of $32.2 million for the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, Catalyst had an accumulated deficit of $414.7 million and cash and cash equivalents of $2.2 million. Substantially all its operating losses were incurred in its research and development programs and in its general and administrative operations.

Collaboration Revenue

Collaboration revenue consists of revenue earned for performance obligations satisfied pursuant to the License and Collaboration Agreement with Biogen which was entered into in December 2019 and terminated in May 2022 (the “Biogen Agreement”). Catalyst recognized collaboration revenue for reimbursable third-party vendor, out-of-pocket and personnel costs pertaining to the Biogen Agreement of $0.8 million for the nine months ended September 30, 2022. No collaboration revenue was recognized for the nine months ended September 30, 2023.

Catalyst has not generated any revenue from the sale of any drug products and Catalyst does not expect to generate any revenue from the sale of drug products until Catalyst obtains regulatory approval of and commercializes its product candidates.

Cost of Collaboration Revenue

Cost of collaboration revenue consists of fees for research and development services payable to third-party vendors and personnel costs, corresponding to the recognition of collaboration revenue from Biogen. Cost of collaboration revenue does not include any allocated overhead costs. Catalyst recognized third-party vendor, out-of-pocket and personnel costs, most of which were reimbursable, pertaining to the Biogen Agreement of $0.8 million for the nine months ended September 30, 2022, and recorded such costs as cost of collaboration revenue. No cost of collaboration revenue was recognized for the nine months ended September 30, 2023.

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

The table below details the Company’s internal and external costs for research and development for the period presented (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Personnel and other	$415	$505	$1,254	$5,648
Stock-based compensation	—	78	67	289
Complement	—	—	—	4,139
Hemophilia	—	220	—	2,301
Total research and development expenses	$415	$803	$1,321	$12,377

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

Catalyst has entered into a Cost Sharing and Agency Agreement with GNI USA, Inc. pursuant to which GNI USA, Inc. will be responsible for development expenses related to the F351 Assets until the closing of the transactions under the Business Combination Agreement. Following the closing of the Business Combination Agreement, the Company will be required to reimburse GNI for such costs. If the Business Combination Agreement is terminated, the Company's repayment obligation varies depending on the clinical development of the F351 Assets. Accordingly, since Catalyst has ceased its other research and development activities, it does not expect to incur material research and development expenses until the closing of the transactions under the Business Combination Agreement.

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

GNI Cost-Sharing Reimbursement

As part of the Business Combination Agreement, the Company agreed to share certain ongoing operating expenses with GNI that are incurred from December 26, 2022 until the Business Combination Agreement closes. All expenses required to be reimbursed as part of this agreement will be paid by GNI within three days prior to the close of the Business Combination Agreement. The GNI cost-sharing reimbursement represents the amount to be received from GNI under this cost share arrangement that is no longer subject to uncertainty and realizable at period end.

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

Results of Operations

The following table set forth the Company’s results of operations data for the periods presented (in thousands):

	Three Months Ended September 30,
	2023	2022	Change ($)	Change (%)
Operating expenses:
Research and development	$415	$803	$(388)	(48)%
General and administrative	2,408	4,363	(1,955)	(45)%
GNI cost-sharing reimbursement	(1,200)	—	(1,200)	100%
Total operating expenses	1,623	5,166	(3,543)	(69)%
Loss from operations	(1,623)	(5,166)	3,543	(69)%
Interest and other income, net	47	282	(235)	(83)%
Net loss and comprehensive loss	$(1,576)	$(4,884)	$3,308	(68)%

	Nine Months Ended September 30,
	2023	2022	Change ($)	Change (%)
Revenue:
Collaboration	$—	$794	$(794)	(100)%
Operating expenses (income):
Cost of collaboration	—	798	(798)	(100)%
Research and development	1,321	12,377	(11,056)	(89)%
General and administrative	8,603	13,201	(4,598)	(35)%
GNI cost-sharing reimbursement	(1,200)	—	(1,200)	100%
Gain on disposal of assets, net	(4,736)	(57,245)	52,509	(92)%
Total operating expenses (income)	3,988	(30,869)	34,857	*
Income (loss) from operations	(3,988)	31,663	(35,651)	*
Interest and other income, net	216	549	(333)	(61)%
Income (loss) before income taxes	(3,772)	32,212	(35,984)	*
Income tax expenses	16	—	16	100%
Net income (loss) and comprehensive income (loss)	$(3,788)	$32,212	$(36,000)	*

*Not meaningful

Collaboration Revenue

Collaboration revenue for the nine months ended September 30, 2022 consisted of reimbursable collaboration expenses from the Biogen Agreement. No collaboration revenue was recognized for the three months ended September 30, 2023 and 2022 or the nine months ended September 30, 2023.

Cost of Collaboration

Cost of collaboration revenue for the nine months ended September 30, 2022 primarily related to reimbursable third-party vendor and personnel costs incurred pertaining to the Biogen Agreement. No cost of collaboration revenue was recognized for the three months ended September 30, 2023 and 2022 or the nine months ended September 30, 2023.

Research and Development Expenses

Research and development expenses were $0.4 million and $0.8 million during the three months ended September 30, 2023 and 2022, respectively, a decrease of $0.4 million, or 48%. The decrease was due primarily to a decrease of $0.2 million in hemophilia-related costs, a decrease of $0.1 million in personnel-related costs, and a decrease of $0.1 million in stock-based compensation costs.

Research and development expenses were $1.3 million and $12.4 million during the nine months ended September 30, 2023 and 2022, respectively, a decrease of $11.1 million, or 89%. The decrease was due primarily to a decrease of $4.4 million in personnel-related costs, a decrease of $4.2 million in complement-related costs, a decrease of $2.3 million in hemophilia-related costs, and a decrease of $0.2 million in stock-based compensation costs. Research and development expenses for the nine months ended September 30, 2022 include approximately $0.6 million of severance and other costs related to its reduction-in-force.

General and Administrative Expenses

General and administrative expenses were $2.4 million and $4.4 million during the three months ended September 30, 2023 and 2022, respectively, a decrease of $2.0 million, or 45%. The decrease was due primarily to a decrease of $1.6 million in professional services and a $0.4 million decrease in personnel-related costs.

General and administrative expenses were $8.6 million and $13.2 million during the nine months ended September 30, 2023 and 2022, respectively, a decrease of $4.6 million, or 35%. The decrease was due primarily to a decrease of $3.3 million in professional services and a $1.3 million decrease in personnel-related costs. General and administrative expenses for the nine months ended September 30, 2022 include approximately $0.4 million of severance and other costs related to its reduction-in-force.

GNI Cost-Sharing Reimbursement

The GNI cost-sharing reimbursement was $1.2 million for the three and nine months ended September 30, 2023, which consisted of operating costs to be reimbursed by GNI pursuant to the Business Combination Agreement.

Gain on Disposal of Assets, Net

Gain on disposal of assets, net was $4.7 million for the nine months ended September 30, 2023, which related to the sale of Catalyst’s legacy rare bleeding disorder program to GCBP in February 2023.

Gain on disposal of assets, net was $57.2 million for the nine months ended September 30, 2022, which primarily consisted of a $57.4 million gain related to the sale of Catalyst’s complement portfolio to Vertex in May 2022.

Interest and Other Income, Net

The decrease in interest and other income, net for the three months ended September 30, 2023 compared to the three months ended September 30, 2022 was primarily due to a decrease in interest income.

The $0.3 million decrease in interest and other income, net for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 was primarily due to a gain on extinguishment of $0.2 million recognized in the nine months ended September 30, 2022 where there was no comparable activity in 2023 and a decrease in interest income of $0.1 million.

Recent Accounting Pronouncements

Refer to “Accounting Pronouncements Recently Adopted” included in Note 2, Summary of Significant Accounting Policies, in the “Notes to Condensed Consolidated Financial Statements” in this Report.

Liquidity and Capital Resources

On January 12, 2023, Catalyst paid a one-time cash dividend of $0.24 per share, or approximately $7.6 million, to the CVR Holders.

On March 8, 2023, the Company distributed the net cash proceeds received from the GCBP asset sale of $0.2 million, or $0.01 per share, to the CVR Holders.

On June 5, 2023, the Company distributed the net cash received from the Vertex hold-back amount of $3.5 million, or $0.11 per share, to the CVR Holders.

On August 21, 2023, the Company distributed the remaining net cash received from the Vertex hold-back amount of $1.5 million, or $0.05 per share, to the CVR Holders.

As of September 30, 2023, Catalyst had $2.2 million of cash and cash equivalents. For the nine months ended September 30, 2023, Catalyst had a net loss of $3.8 million and $11.9 million cash used in operating activities. Catalyst had an accumulated deficit of $414.7 million as of September 30, 2023. Its primary uses of cash are to fund operating expenses and general and administrative expenditures.

As part of the Business Combination Agreement, GNI agreed to share certain ongoing operating expenses incurred by the Company until the Business Combination Agreement closes. See Note 12, Related Parties, for additional information regarding this arrangement. The actual amount and timing of the cost sharing payments from GNI is outside of the control of the Company. Given the uncertainties related to the pending Business Combination Agreement, there is substantial doubt about the Company's ability to continue as a going concern for at least 12 months following the issuance of these condensed consolidated financial statements.

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

The following table summarizes the Company’s cash flows for the periods presented (in thousands):

	Nine Months Ended September 30,
	2023	2022
Cash used in operating activities	$(11,904)	$(31,621)
Cash provided by investing activities	5,206	55,375
Cash used in financing activities	(12,740)	(45,011)
Net decrease in cash and cash equivalents	$(19,438)	$(21,257)

Cash Flows from Operating Activities

Cash used in operating activities for the nine months ended September 30, 2023 was $11.9 million. The most significant component of the Company’s cash used was a net loss of $8.5 million, excluding the net gain of $4.7 million from the sale of Catalyst's legacy rare bleeding disorder program. The net loss included non-cash expense related to stock-based compensation of $0.4 million. In addition, net cash outflow of $3.8 million was attributable to the change in the Company's net operating assets and liabilities primarily as a result of a $2.4 million decrease in accrued compensation and other accrued liabilities, a $1.2 million increase in other receivables from GNI and a $0.1 million increase in prepaid and other current assets.

Cash used in operating activities for the nine months ended September 30, 2022 was $31.6 million. The most significant component of the Company's cash used was a net loss of $25.0 million, excluding the net gain of $57.2 million from the sale of Catalyst's complement portfolio and other assets. The net loss included non-cash expense related to stock-based compensation of $1.1 million, bad debt expense of $0.2 million, depreciation and amortization of $0.2 million, and a $0.1 million loss related to the termination of one of the Company's operating leases. In addition, net cash outflow of $8.2 million was attributable to the change in the Company's net operating assets and liabilities primarily as a result of a $6.4 million decrease in accounts payable, a $4.3 million decrease in accrued compensation and other accrued liabilities, and a $0.2 million decrease in deferred revenue related to the Biogen Agreement, partially offset by a $1.6 million decrease in accounts and other receivables and a $1.0 million decrease in prepaid and other current assets.

Cash Flows from Investing Activities

Cash provided by investing activities for the nine months ended September 30, 2023 was $5.2 million, due to $5.0 million in cash proceeds from receipt of the hold-back amount related to the Vertex asset sale and $1.0 million in cash proceeds from the sale of the Company’s legacy rare bleeding disorder program to GCBP, offset by $0.8 million in transaction costs related to the sale of its legacy rare bleeding disorder program to GCBP.

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

Cash Flows from Financing Activities

Cash used in financing activities for the nine months ended September 30, 2023 was $12.7 million, due primarily to the special dividend paid in January 2023 and the distribution of net proceeds related to the GCBP Agreement and Vertex Agreement to the CVR Holders.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and our Interim Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on their evaluation of our disclosure controls and procedures as of September 30, 2023, our Chief Executive Officer and Interim Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified during the quarter ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On May 2, 2023, the Company was notified by the Listing Qualifications Staff (the “Staff”) of Nasdaq that the Company did not meet the Minimum Bid Price Requirement and was not eligible for a second 180-day period. As previously reported, on April 4, 2023, the Staff notified the Company that it failed to comply with Nasdaq’s $2,500,000 minimum stockholders’ equity requirement for continued listing as set forth in Listing Rule 5550(b)(1) (the “Equity Requirement”). The deficiency with regards to the Equity Requirement serves as an additional and separate basis for delisting. The Company timely submitted a hearing request to Nasdaq’s Hearings Department, which stayed the suspension of the Company’s common stock pending the panel’s conclusion of the hearing process. Following the hearing, the Company was granted until October 30, 2023 to regain compliance with the initial listing requirements of the Nasdaq Capital Market. The Company believes that completion of the pending transactions under the Business Combination Agreement and reverse stock split as described in the definitive proxy statement filed with the U.S. Securities and Exchange Commission on July 20, 2023 will enable the combined company following the transactions under the Business Combination Agreement to meet the applicable Nasdaq initial listing requirements, providing a basis for suspension of delisting. There can be no assurance that the combined company will meet Nasdaq’s initial listing requirements.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the quarter ended September 30, 2023, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

ITEM 6. EXHIBITS

See Index to Exhibits at the end of this Report, which is incorporated by reference here. The Exhibits listed in the accompanying Index to Exhibits are filed as part of this Report.

EXHIBIT INDEX

Exhibit Number	Exhibit Title	Form	File No.	Filing Date	Filed or Furnished herewith

2.1	Amendment to Business Combination Agreement, dated as of March 29, 2023, by and among Catalyst, GNI USA, GNI Group, GNI HK, Shanghai Genomics, the Minority Holders and CPI.	8-K	000-51173	March 30, 2023

2.2	Second Amendment to Business Combination Agreement, dated as of August 30, 2023, by and among Catalyst, GNI USA, GNI Group, GNI HK, Shanghai Genomics and CPI.	8-K	000-51173	August 31, 2023

2.3	Agreement and Amendment to Asset Purchase Agreement, dated as of March 29, 2023, by and among Catalyst, GNI Group and GNI HK.	8-K	000-51173	March 30, 2023

2.4	Contingent Value Rights Agreement, dated as of December 26, 2022, between Catalyst and American Stock Transfer & Trust Company, LLC	10-Q	000-51173	August 14, 2023

2.5

Amendment to Contingent Value Rights Agreement, dated as of March 29, 2023, executed by Catalyst (incorporated by reference to Exhibit 2.3 to the Company’s Quarterly Report on Form 10-Q dated March 31, 2023, filed on May 15, 2023).

		8-K	000-51173	March 30, 2023

3.1	Certificate of Elimination for Catalyst's Series Y Preferred Stock.	8-K	000-51173	August 31, 2023

10.1§	Asset Purchase Agreement dated as of February 27, 2023 by and between Catalyst Biosciences, Inc. and GC Biopharma Corp.	8-K	000-51173	March 2, 2023

10.2**	Waiver Agreement between Catalyst Biosciences, Inc. and Dr. Nassim Usman, dated January 17, 2023.	10-Q	000-51173	August 14, 2023

10.3**	Waiver Agreement between Catalyst Biosciences, Inc. and Dr. Grant Blouse, dated January 14, 2023.	10-Q	000-51173	August 14, 2023

10.4**	Waiver Agreement between Catalyst Biosciences, Inc. and Ms. Seline Miller, dated January 17, 2023.	10-Q	000-51173	August 14, 2023

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of September 30, 2023 (unaudited) and December 31, 2022; (ii) the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2023 and 2022 (unaudited); (iii) the Condensed Consolidated Statement of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) as of September 30, 2023 and September 30, 2022 (unaudited); (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2023 and 2022 (unaudited); and (v) the Notes to Unaudited Condensed Consolidated Financial Statements.

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

CATALYST BIOSCIENCES, INC.

Date: October 26, 2023	/s/ Nassim Usman, Ph.D.
Nassim Usman, Ph.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: October 26, 2023	/s/ Seline Miller
Seline Miller
Interim Chief Financial Officer
(Interim Financial and Principal Accounting Officer)