Form 10-Q
period 2024-03-31
GYRE THERAPEUTICS, INC.
filed 2024-05-13
CIK 1124105

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 000-51173

Gyre Therapeutics, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	56-2020050
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

12770 High Bluff Drive Suite 150 San Diego, California	92130
(Address of Principal Executive Offices)	(Zip Code)

(858) 567-7770

(Registrant’s Telephone Number, Including Area Code)

Securities registered or to be registered pursuant to Section 12(b) of the Act.

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	GYRE	The Nasdaq Capital Market

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

As of May 6, 2024, the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 85,510,116.

GYRE THERAPEUTICS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Gyre Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	March 31, 2024	December 31, 2023
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$29,785	$33,509
Short-term bank deposits	7,567	—
Accounts and note receivables, net	15,458	15,552
Other receivables from GNI	1,287	1,287
Inventories, net	4,939	4,281
Prepaid assets	1,790	1,547
Other current assets	1,897	1,045
Total current assets	62,723	57,221
Property and equipment, net	23,564	23,288
Long-term receivable from GCBP	4,780	4,722
Intangible assets, net	196	205
Right-of-use assets	359	489
Land use rights, net	1,480	1,493
Deferred tax assets	5,000	4,695
Long-term certificates of deposit	23,106	23,431
Other assets, noncurrent	802	995
Total assets	$122,010	$116,539
Liabilities, convertible preferred stock, and equity
Current liabilities:
Accounts payable	$330	$355
Deferred revenue	35	39
Due to related parties	1,362	1,369
CVR excess closing cash payable	422	1,085
Accrued expenses and other current liabilities	10,767	11,935
Income tax payable	6,470	5,054
Operating lease liabilities, current	100	210
Total current liabilities	19,486	20,047
Operating lease liabilities, noncurrent	175	199
Deferred government grants	203	213
CVR derivative liability, noncurrent	4,780	4,722
Warrant liability, noncurrent	8,547	12,835
Other noncurrent liabilities	48	49
Total liabilities	33,239	38,065
Commitments and Contingencies (Note 12)
Convertible Preferred Stock, $0.001 par value, 5,000,000 shares authorized; nil shares and 13,151 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	—	64,525
Stockholders’ equity:
Common stock, $0.001 par value, 400,000,000 shares authorized; 85,423,246 shares and 76,595,616 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	85	77
Additional paid-in capital	133,199	68,179
Statutory reserve	3,098	3,098
Accumulated deficit	(78,006)	(85,538)
Accumulated other comprehensive loss	(1,736)	(1,644)
Total Gyre stockholders’ equity (deficit)	56,640	(15,828)
Noncontrolling interest	32,131	29,777
Total equity	88,771	13,949
Total liabilities, convertible preferred stock, and equity	$122,010	$116,539

The accompanying notes are an integral part of these condensed consolidated financial statements.

Gyre Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Revenues	$27,172	$24,931
Operating expenses:
Cost of revenues	979	1,125
Selling and marketing	12,542	12,768
Research and development	2,182	2,635
General and administrative	3,398	1,739
Total operating expenses	19,101	18,267
Income from operations	8,071	6,664
Other income (expense), net:
Interest income, net	328	184
Other income	109	66
Change in fair value of warrant liability	4,288	—
Other expenses	(315)	(643)
Income before income taxes	12,481	6,271
Provision for income taxes	(2,546)	(2,054)
Net income	9,935	4,217
Net income attributable to noncontrolling interest	2,403	1,973
Net income attributable to common stockholders	$7,532	$2,244
Net income per share attributable to common stockholders:
Basic	$0.09	$0.04
Diluted	$0.03	$0.03
Weighted average shares used in calculating net income per share attributable to common stockholders:
Basic	83,265,879	63,588,119
Diluted	102,594,197	78,921,366

Other comprehensive income:
Net income	$9,935	$4,217
Foreign currency translation adjustments	(141)	898
Comprehensive income	9,794	5,115
Net income attributable to noncontrolling interest	2,403	1,973
Foreign currency translation adjustments attributable to noncontrolling interest	(49)	395
Comprehensive income attributable to noncontrolling interest	2,354	2,368
Comprehensive income attributable to common stockholders	$7,440	$2,747

The accompanying notes are an integral part of these condensed consolidated financial statements.

Gyre Therapeutics, Inc.

Condensed Consolidated Statements of Convertible Preferred Stock and Equity

(In thousands, except share amounts)

(Unaudited)

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Statutory		Accumulated Other Comprehensive	Total Gyre Stockholders’	Non-controlling	Total
	Shares	Amount	Shares	Amount	Capital	Reserve	Accumulated Deficit	Loss	(Deficit) Equity	Interest	Equity
Balance at December 31, 2023	13,151	$64,525	76,595,616	$77	$68,179	$3,098	$(85,538)	$(1,644)	$(15,828)	$29,777	$13,949
Stock-based compensation expense	—	—	—	—	11	—	—	—	11	—	11
Stock options exercised	—	—	60,297	—	492	—	—	—	492	—	492
Convertible preferred stock conversion	(13,151)	(64,525)	8,767,333	8	64,517	—	—	—	64,525	—	64,525
Foreign currency translation adjustments	—	—	—	—	—	—	—	(92)	(92)	(49)	(141)
Net income	—	—	—	—	—	—	7,532	—	7,532	2,403	9,935
Balance at March 31, 2024	—	$—	85,423,246	$85	$133,199	$3,098	$(78,006)	$(1,736)	$56,640	$32,131	$88,771

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Statutory	Retained Earnings	Accumulated Other Comprehensive	Total Gyre Stockholders’	Non-controlling	Total
	Shares	Amount	Shares	Amount	Capital	Reserve		(Loss) Income	Equity	Interest	Equity
Balance at December 31, 2022	—	$—	63,588,119	$64	$32,795	$2,660	$7,395	$(392)	$42,522	$29,695	$72,217
Foreign currency translation adjustments	—	—	—	—	—	—	—	503	503	395	898
Net income	—	—	—	—	—	—	2,244	—	2,244	1,973	4,217
Balance at March 31, 2023	—	$—	63,588,119	$64	$32,795	$2,660	$9,639	$111	$45,269	$32,063	$77,332

The accompanying notes are an integral part of these condensed consolidated financial statements.

Gyre Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Operating Activities
Net income	$9,935	$4,217
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	11	—
Equity in loss of unconsolidated affiliate	—	343
Depreciation and amortization	415	276
Noncash lease expense	109	82
Amortization of land use rights	10	10
Deferred income taxes, net	(313)	(328)
Bad debt expense and other non-cash items	(7)	(63)
Accrued interest on certificates of deposit	(234)	(74)
Change in fair value of long-term receivable	(58)	—
Change in fair value of derivative liabilities	58	—
Change in fair value of warrant liability	(4,288)	—
Loss on disposal of property and equipment	3	—
Changes in operating assets and liabilities:
Accounts and note receivables	1	3,915
Inventories	(666)	525
Prepaid and other assets	(1,524)	(678)
Income tax payable	1,423	1,919
Accounts payable	(23)	156
Other noncurrent liabilities	(4)	(808)
Due to related parties	(6)	(1)
Accrued expenses and other liabilities	(1,839)	1,028
Operating lease liabilities	(119)	(102)
Net cash provided by operating activities	2,884	10,417
Investing Activities
Acquisition of intangible assets	—	(65)
Purchase of certificates of deposit	(7,039)	(5,841)
Purchase of property and equipment	(231)	(1,742)
Proceeds from sale of equipment	50	—
Net cash used in investing activities	(7,220)	(7,648)
Financing Activities
Proceeds from the exercise of stock options	658	—
Net cash provided by financing activities	658	—
Effect of exchange rate changes on cash and cash equivalents	(46)	200
Net (decrease) increase in cash and cash equivalents	(3,724)	2,969
Cash and cash equivalents at beginning of the period	33,509	25,175
Cash and cash equivalents at end of the period	$29,785	$28,144

Supplemental Disclosure of Non-Cash Financing and Investing Activities:
Convertible preferred stock conversion	$64,525	$—
Non-cash acquisition of property and equipment through prepaid conversion	$453	$252
Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$1,436	$463

The accompanying notes are an integral part of these condensed consolidated financial statements.

Gyre Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	Nature of Operations and Liquidity

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

On October 30, 2023, the Company consummated the transactions (the “Contributions”) contemplated by the Business Combination Agreement as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (the “Annual Report”), which were accounted for as a reverse asset acquisition and a purchase of noncontrolling interest in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”). Continent Pharmaceuticals Inc. (“CPI”) was treated as the accounting acquirer of the reverse asset acquisition and is presented as the predecessor for post-acquisition financial reporting purposes. CPI holds an indirect controlling interest in Beijing Continent Pharmaceuticals Co., Ltd. (d/b/a Gyre Pharmaceuticals Co., Ltd., “Gyre Pharmaceuticals”), a commercial-stage biopharmaceutical company registered and established in the People’s Republic of China (“PRC”) in 2002.

After consummation of the Contributions, the immediate holding company of CPI became Gyre. The Company holds in aggregate a 65.2% indirect interest in Gyre Pharmaceuticals. The majority shareholder of Gyre is GNI USA, Inc. (“GNI USA”), which is indirectly wholly owned by GNI Group Ltd. (“GNI Japan”). Gyre is a financially-sustainable pharmaceutical company with a record of financial success that develops and commercializes small-molecule anti-inflammatory and anti-fibrotic drugs targeting organ diseases, focusing specifically on organ fibrosis. Fibrotic diseases represent a large patient population with significant unmet medical needs.

Liquidity

For the three months ended March 31, 2024, the Company had net income of $9.9 million, while net cash provided by operating activities was $2.9 million. As of March 31, 2024, the Company had an accumulated deficit of $78.0 million and cash and cash equivalents of $29.8 million. Based on the Company’s current operating plan, management believes that existing cash and cash equivalents, cash flows from operations, and access to capital markets will be sufficient to fund the Company’s operating activities and obligations for at least 12 months following the issuance of these condensed consolidated financial statements.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of the Company and its controlled subsidiaries. All intercompany accounts and transactions among consolidated entities were eliminated upon consolidation. The condensed consolidated financial statements have been prepared in accordance with GAAP and following the requirements of the Securities and Exchange Commission (the “SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted. These condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the Company’s condensed consolidated financial information. These condensed consolidated results of operations and cash flows for any interim period are not necessarily indicative of the results to be expected for the year ending December 31, 2024, or for any other future annual or interim period.

The accompanying condensed consolidated financial statements and related financial information should be read in conjunction with the consolidated financial statements filed with the Annual Report.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, allowance of doubtful accounts, long-term receivable, contingent value right (“CVR”) derivative liability, warrant liability, allowance for credit losses, reserves for excess or obsolete inventory, operating lease right-of-use assets and liabilities, recognition of research and development expenses to the appropriate financial reporting period based on the progress of the research and development projects, income taxes, stock-based compensation and useful lives of property and equipment and intangibles with definite lives. The Company bases its estimates on various assumptions that the Company believes to be reasonable under the circumstances. Actual results could differ from those estimates.

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

Concentration of Credit Risk

In May 2015, a new Deposit Insurance System (“DIS”) managed by the People’s Bank of China was implemented by the Chinese government. Deposits in the licensed banks in mainland China are protected by DIS, up to a limit of Chinese Renminbi (“RMB”) 500,000. The Company maintains cash and deposits at commercial banks in excess of the amount protected by DIS and the Federal Deposit Insurance Corporation and in the event of bankruptcy of one of these financial institutions, the Company may be unable to claim its deposits back in full. Management believes that these financial institutions are of high credit quality and continually monitors the creditworthiness of these financial institutions. As of March 31, 2024 and December 31, 2023, the Company had cash and cash equivalents of $29.8 million and $33.5 million, and long-term certificates of deposit of $23.1 million and $23.4 million, respectively. In addition, the Company had short-term bank deposits of $7.6 million as of March 31, 2024.

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

Concentration of Customer Risk

For the three months ended March 31, 2024 and 2023, the Company had one customer, Sinopharm Group Co., Ltd. (“Sinopharm”), who accounted for approximately 45.4% and 48.7% of accounts receivable, respectively. For the three months ended March 31, 2024, there were three customers, Sinopharm, China Resources Pharmaceutical Group Ltd. (“Resources Pharmaceutical”), and Shanghai Pharmaceuticals Holding Co., Ltd. (“Shanghai Pharmaceuticals”), who accounted for approximately 47.3%, 17.2% and 11.1% of total revenue, respectively. For the three months ended March 31, 2023, there were three customers, Sinopharm, Shanghai Pharmaceuticals, and Resources Pharmaceutical who accounted for approximately 49.4%, 13.5% and 10.4% of total revenue, respectively. All customers are located in mainland China.

Foreign Currency Risk

The RMB is not a freely convertible currency. The State Administration for Foreign Exchange, under the authority of the People’s Bank of China, controls the conversion of RMB into other currencies. The value of the RMB is subject to changes in central government policies and to international economic and political developments affecting supply and demand in the China Foreign Exchange Trading System market. 83.0% of the Company’s cash and cash equivalents, and 100% of the Company’s short-term bank deposits and long-term certificates of deposit as of

March 31, 2024, in the amount of $24.7 million, $7.6 million and $23.1 million, respectively, were denominated in RMB.

Accounting Pronouncements Recently Adopted

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Improvements to Reportable Segment Disclosures (Topic 280). This ASU updates reportable segment disclosure requirements by requiring disclosures of significant reportable segment expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”) and included within each reported measure of a segment’s profit or loss. This ASU also requires disclosure of the title and position of the individual identified as the CODM and an explanation of how the CODM uses the reported measures of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources. The amendments in this ASU are effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company adopted this standard as of January 1, 2024. The adoption of this ASU did not have any material impact on the Company’s interim condensed consolidated financial statements.

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

3.	Fair Value Measurements and Financial Instruments

For a description of the fair value hierarchy and the Company’s fair value methodology, see Note 2 – Summary of Significant Accounting Policies in the Annual Report. There were no significant changes in these methodologies during the three months ended March 31, 2024. As of March 31, 2024, the Company’s highly liquid money market funds are included within cash equivalents.

The following tables present the fair value hierarchy for assets and liabilities measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds(1)	$3,904	$—	$—	$3,904
Long-term receivable from GCBP	—	—	4,780	4,780
Total financial assets	$3,904	$—	$4,780	$8,684

Financial liabilities:
CVR derivative liability, noncurrent	$—	$—	$4,780	$4,780
Warrant liability, noncurrent	—	—	8,547	8,547
Total financial liabilities	$—	$—	$13,327	$13,327

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds(1)	$5,860	$—	$—	$5,860
Long-term receivable from GCBP	—	—	4,722	4,722
Total financial assets	$5,860	$—	$4,722	$10,582

Financial liabilities:
CVR derivative liability	$—	$—	$4,722	$4,722
Warrant liability, noncurrent	—	—	12,835	12,835
Total financial liabilities	$—	$—	$17,557	$17,557

(1)
Included in cash and cash equivalents on the accompanying condensed consolidated balance sheets.

The carrying amounts of cash, accounts and note receivables, net, other receivables, accounts payable, due to related parties, CVR excess closing cash payable, and accrued liabilities approximate their fair values due to the short-term maturity of these instruments.

During the three months of March 31, 2024 and the year ended December 31, 2023, there were no transfers of fair value measurement between Level 1 and Level 2 and no transfers into or out of Level 3 for both financial assets and liabilities.

Long-term Receivables and Derivative Liabilities

Concurrent with the signing of the Business Combination Agreement on December 26, 2022, Catalyst and the Rights Agent (as defined in the CVR Agreement) executed a contingent value rights agreement (the “CVR Agreement”), as amended on March 29, 2023, pursuant to which each holder of Catalyst common stock as of January 5, 2023 (each, a “CVR Holder”), excluding GNI Japan and GNI Hong Kong Limited (“GNI HK”), received one contractual CVR for each share of Catalyst common stock held by such holder. Each CVR entitles the holder thereof to receive certain cash payments in the future.

The long-term receivable and the corresponding CVR derivative liability, noncurrent relate to the asset purchase agreement with GC Biopharma Corp. (“GCBP”). The fair value of this long-term receivable and derivative liability is based on significant unobservable inputs, which represent Level 3 measurements within the fair value hierarchy. The estimated fair value of the long-term receivable and CVR derivative liability, noncurrent was determined based on the anticipated amount and timing of projected cash flows to be received from GCBP pursuant to the GCBP asset purchase agreement discounted to their present values using an estimated discount rate of 5.05%. As of March 31, 2024, the Company expects to receive a $5.0 million hold-back payment from GCBP in the first quarter of 2025, which will be distributed, net of expenses, to the CVR Holders. The change in fair value of the long-term receivable from GCBP and the corresponding CVR derivative liability, noncurrent was recorded in interest and other income, net on the condensed consolidated statement of operations and comprehensive income.

Warrant Liability

In October 2023, Catalyst entered into a Securities Purchase Agreement for a private placement with GNI USA (the “Private Placement”). The Private Placement closed immediately following the Contributions, on October 30, 2023. Upon closing of the Private Placement, the Company issued 811 shares of Series X Convertible Preferred Stock, par value $0.001 per share (the “Convertible Preferred Stock”) and warrants to purchase up to 811 shares of Convertible Preferred Stock (the “Preferred Stock Warrants”) to GNI USA for an aggregate purchase price of approximately $5.0 million. The Preferred Stock Warrants are immediately exercisable at an exercise price of $4,915.00 per share of Convertible Preferred Stock and expire on October 30, 2033. The number of shares of common stock issuable upon exercise and conversion of the Preferred Stock Warrants is 540,666. The Company accounted for the Private Placement as a non-arm’s length transaction. The Preferred Stock Warrants were initially recognized at fair value upon issuance and the remaining proceeds from the Private Placement were allocated to the Convertible Preferred Stock.

The Preferred Stock Warrants are freestanding financial instruments classified as a warrant liability on the Company’s condensed consolidated balance sheet. The Preferred Stock Warrants are revalued in each reporting period with the change in fair value recorded as change in fair value of warrant liability in other income (expense), net on the condensed consolidated statement of operations and comprehensive income.

The fair value of the warrant liability is estimated based on the Black-Scholes option pricing model using the following weighted-average assumptions:

	March 31, 2024	December 31, 2023
Share price	$17.48	$25.70
Exercise price	$4,915.00	$4,915.00
Dividend yield	—%	—%
Risk-free interest	4.20%	3.88%
Term (years)	9.58	9.83
Expected volatility	84.00%	84.00%

The following table sets forth the changes in the estimated fair value of the Company’s Level 3 financial assets and liabilities (in thousands):

	Long-term receivable	CVR derivative	Warrant
	from GCBP	liability, noncurrent	liability
Balance at December 31, 2023	$4,722	$4,722	$12,835
Changes in fair value	58	58	(4,288)
Balance at March 31, 2024	$4,780	$4,780	$8,547

Financial Instruments

Cash equivalents consisted of the following (in thousands):

March 31, 2024	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Money market funds (cash equivalents)	$3,904	$—	$—	$3,904
Total financial assets	$3,904	$—	$—	$3,904
Classified as:
Cash and cash equivalents				$3,904
Total financial assets				$3,904

December 31, 2023	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Money market funds (cash equivalents)	$5,860	$—	$—	$5,860
Total financial assets	$5,860	$—	$—	$5,860
Classified as:
Cash and cash equivalents				$5,860
Total financial assets				$5,860

4.	Balance Sheet Components

Inventories, net

Inventories, net of reserves of $3,000 and $46,000 as of March 31, 2024 and December 31, 2023, respectively, consisted of the following components (in thousands):

	March 31, 2024	December 31, 2023
Raw materials	$724	$919
Work in progress	2,532	1,997
Finished goods	1,683	1,365
Inventories, net	$4,939	$4,281

The provision for inventory and write-downs for the periods ended March 31, 2024 and December 31, 2023 were immaterial.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Accrued payroll and welfare	$5,930	$5,790
Accrued expenses - selling expenses	1,734	44
Supplier reimbursement	997	2,247
Accrued sales discount	912	903
Accrued expenses - general and administrative	601	1,190
Accrued professional services	251	837
Accrued expenses - research and development	236	161
Deferred government grants	40	40
Employee reimbursement	27	648
Other accrued liabilities	39	75
Accrued expenses and other current liabilities	$10,767	$11,935

Accounts and Note Receivables, Net

Accounts and note receivables, net consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Accounts receivable	$15,209	$15,204
Note receivable	356	389
Allowance for credit losses	(107)	(41)
Allowance and note receivables, net	$15,458	$15,552

Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Buildings	$12,294	$12,289
Construction in progress	8,420	7,875
Machinery and electronic devices	6,732	6,598
Furniture and fixtures	605	606
Motor vehicles	185	185
Property and equipment, gross	28,236	27,553
Less: Accumulated depreciation	(4,672)	(4,265)
Property and equipment, net	$23,564	$23,288

5.	Intangible Assets

The gross carrying amounts and accumulated amortization of the Company’s intangible assets with determinable lives as of March 31, 2024 and December 31, 2023 were as follows (in thousands):

	March 31, 2024
	Gross carrying amount	Accumulated amortization	Intangible assets, net
Intangible assets with finite lives:
Technological know-how	$430	$(295)	$135
Computer software	171	(110)	61
Total intangible assets	$601	$(405)	$196

	December 31, 2023
	Gross carrying amount	Accumulated amortization	Intangible assets, net
Intangible assets with finite lives:
Technological know-how	$430	$(290)	$140
Computer software	171	(106)	65
Total intangible assets	$601	$(396)	$205

Intangible assets are carried at cost less accumulated amortization and impairment, if applicable, and the amortization expense is recorded in operating expenses. The weighted average amortization period for the intangible assets as of March 31, 2024 is 4.9 years.

Amortization expense was $100,000 and $45,000 for the three months ended March 31, 2024 and 2023, respectively. Based on finite-lived intangible assets recorded as of March 31, 2024, the estimated future amortization expense is as follows (in thousands):

Estimated amortization expense
2024	$26
2025	34
2026	34
2027	33
2028	18
Thereafter	51
Total	$196

6.	Revenue

The Company’s product revenues were mainly generated from the sale of ETUARY. Sales of ETUARY accounted for 99.2% and 98.7% of total revenue for the three months ended March 31, 2024 and 2023, respectively.

Sales of Pharmaceutical Products

The Company generates revenue mostly through sales of ETUARY and certain generic drugs. The distributors were the Company’s direct customers, and sales to distributors accounted for 100.0% of revenue from ETUARY. The distributors sell ETUARY to outlets, including hospitals and other medical institutions, as well as pharmacies.

Product returns to date have not been significant and the Company has not considered it necessary to record a reserve for product returns. The Company’s product revenues were recognized at a point in time when the underlying product was delivered to the customer, which was when the customer obtained control of the product. Revenue from sales of pharmaceutical products was $27.2 million and $24.9 million for the three months ended March 31, 2024 and 2023, respectively. All sales are generated in the PRC. Deferred revenue recognized during the quarter ended March 31, 2024 was immaterial.

The Company’s sales by product categories for the three months ended March 31, 2024 and 2023 are as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Sales of Pharmaceutical Products	$27,172	$24,931
Total	$27,172	$24,931

7.	Leases

Operating Leases

Gyre Pharmaceuticals’ corporate headquarters, a 968 square meter office space, is situated in Beijing, PRC, with the lease expiring in June 2024. Additionally, a laboratory center spanning approximately 640 square meters was leased in Shanghai, PRC, which expired in November 2023. In 2022, the Company secured a new lease for an office space of approximately 180 square meters in Zhengzhou, PRC, with the lease set to expire in August 2024. In November 2023, the Company also secured a new lease for its U.S. headquarters in San Diego, California, with the lease set to expire in the first quarter of 2027.

The Company also has multiple short-term leased properties used as offices and employee dormitories. The Company recorded a total of $18,000 and $25,000 short-term rent expenses during the three months ended March 31, 2024 and 2023, respectively. The short-term rent expense amounts are recorded in operating expenses in the accompanying condensed consolidated statements of operations and comprehensive income.

As of March 31, 2024, the Company recorded an aggregate right-of-use asset of $0.4 million and an aggregate lease liability of $0.3 million in the accompanying condensed consolidated balance sheets.

For the three months ended March 31, 2024 and 2023, the Company’s operating lease expense was $0.1 million and $0.1 million, respectively. Variable lease payments for the three months ended March 31, 2024 and 2023 were immaterial.

Supplemental cash flow information related to operating leases was as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities	$139	$127

The present value assumptions used in calculating the present value of the lease payments were as follows:

	March 31, 2024	December 31, 2023
Weighted-average remaining lease term	2.7 years	2.2 years
Weighted-average discount rate	4.80%	4.78%

As of March 31, 2024, undiscounted future minimum payments under the Company’s operating leases were as follows (in thousands):

Amount
Remaining in 2024	$85
2025	103
2026	106
Total undiscounted lease payments	294
Less: imputed interest	(19)
Total lease liabilities	275
Less: current portion of lease liabilities	(100)
Lease liabilities, net of current portion	$175

The Company is required to maintain security deposits of $0.4 million in connection with various leases, which amounts are included in other assets, noncurrent on the Company’s condensed consolidated balance sheets.

Land Use Rights

As of March 31, 2024, the Company held land use rights for two land parcels in Beijing’s Shunyi District, expiring in 2053, and in Cangzhou, Hebei Province, expiring from 2067 to 2071. These parcels, with a combined area of approximately 66,559 square meters, are utilized as manufacturing facilities. As of March 31, 2024, the aggregate recorded land use rights, net assets for these parcels was $1.5 million.

8.	Stockholders’ Equity

Common Stock

Common stock reserved for future issuance is as follows:

	March 31, 2024	December 31, 2023
Options issued and outstanding	18,218,495	18,280,548
Preferred Stock Warrants issued and outstanding	540,666	540,666
Convertible Preferred Stock issued and outstanding	—	8,767,332
Total common stock reserved	18,759,161	27,588,546

2021 ATM Program

On October 15, 2021, Catalyst entered into an Equity Distribution Agreement (the “ATM Agreement”) with Piper Sandler & Co. (“Piper Sandler”) as sales agent, pursuant to which the Company may offer and sell, from time to time, through Piper Sandler, shares of the Company’s common stock, par value of $0.001 per share, with aggregate gross sales proceeds of up to $50.0 million through an at-the-market offering program (the “ATM Program”). The Company will pay Piper Sandler a commission of 3% of the gross proceeds of any shares sold. The Company also agreed to reimburse Piper Sandler for certain expenses incurred in connection with its services under the ATM Agreement, including up to $50,000 for legal expenses in connection with the establishment of the ATM Program. The Company did not utilize this or any other ATM Program during the quarter ended March 31, 2024.

Sales of shares of common stock under the ATM Program may be made pursuant to the registration statement on Form S-3 (File No. 333-253874), which was declared effective by the SEC on May 3, 2021, and a related prospectus supplement filed with the SEC on October 15, 2021. For the three months ended March 31, 2024 and 2023, no shares of common stock were sold under the ATM Program.

Restricted Net Assets

Under PRC laws and regulations, Gyre Pharmaceuticals is subject to restrictions on foreign exchange and cross-border cash transfers, including to parent companies and U.S. stockholders. The ability to distribute earnings to the parent companies and U.S. stockholders is also limited. Current PRC regulations permit Gyre Pharmaceuticals to pay dividends to BJContinent Pharmaceuticals Limited (“BJC”) only out of its accumulated profits as determined in accordance with PRC accounting standards and regulations. Amounts restricted include paid-in capital and the statutory reserves of Gyre Pharmaceuticals. The aggregate amounts of restricted capital and statutory reserves of the relevant subsidiaries not available for distribution were $64.3 million as of March 31, 2024 and December 31, 2023.

Statutory Reserve

Gyre Pharmaceuticals is required to set aside at least 10% of its after-tax profits as the statutory reserve fund until the cumulative amount of the statutory reserve fund reaches 50% or more of its registered capital, if any, to fund its statutory reserves, which are not available for distribution as cash dividends. At the Company’s discretion, the

Company may allocate a portion of after-tax profits based on PRC accounting standards to a discretionary reserve fund.

There were no appropriations to these reserves during the three months ended March 31, 2024 or during the year ended December 31, 2023.

9.	Convertible Preferred Stock

In December 2022, Catalyst issued an aggregate of 12,340 shares of Convertible Preferred Stock to GNI Japan and GNI HK in connection with the F351 Asset Acquisition (see Note 1 — Organization and Nature of Operations of the Annual Report), which were subsequently transferred to GNI USA in October 2023.

In October 2023, immediately following the closing of the Contributions, the Company issued 811 shares of Convertible Preferred Stock and 811 Preferred Stock Warrants to GNI USA under the Private Placement. For additional information, see Note 3 — Fair Value Measurements and Financial Instruments.

In November 2023, GNI USA provided notice to the Company to convert its 13,151 shares of Convertible Preferred Stock. Each share of Convertible Preferred Stock was convertible into approximately 666.67 shares of common stock. On January 22, 2024, subject to the terms and conditions of the Convertible Preferred Stock Certificate of Designation, 8,767,333 shares of common stock were issued to GNI USA upon such conversion.

10.	Stock Based Compensation

2023 Omnibus Incentive Plan

The 2023 Omnibus Incentive Plan was approved by Catalyst’s stockholders in August 2023 and ratified by Gyre’s board of directors (the “Board”) in October 2023. The 2023 Omnibus Incentive Plan became effective on October 30, 2023. The 2023 Omnibus Incentive Plan permits the Company to issue up to 17,845,496 shares of common stock and will automatically increase by the lesser of (i) 5% of the total number of outstanding shares of common stock on December 31st of the preceding calendar year and (ii) such smaller number of shares of common stock as determined by the Board on the first day of each fiscal year beginning on January 1, 2024. On January 1, 2024, pursuant to the automatic increase in the number of shares reserved, an additional 3,829,780 shares of common stock were reserved and made available for issuance under the 2023 Omnibus Incentive Plan.

The following table summarizes stock option activity considering the conversion of Gyre Pharmaceuticals options to Gyre options to purchase shares of Gyre common stock upon completion of the Contributions:

	Number of Shares Underlying Outstanding Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)
Outstanding — December 31, 2023	18,280,548	$1.49	6.9
Options granted	1,866	$17.86
Options exercised	(60,297)	$8.15
Options forfeited and cancelled	(3,622)	$22.85
Outstanding — March 31, 2024	18,218,495	$1.46	6.7
Exercisable — March 31, 2024	18,205,433	$1.46	6.7

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

Since no stock options were granted during the three months ended March 31, 2023, all weighted-average assumptions for that period were not applicable. The fair value of employee stock options granted during the three months ended March 31, 2024 was estimated using the following weighted-average assumptions:

	Three Months Ended March 31,
	2024	2023

Risk-free interest rate (%)	4.2%	n/a
Expected option life (in years)	6.0	n/a
Expected dividend yield (%)	—%	n/a
Volatility (%)	84.3%	n/a
Weighted average share price of the Company (USD per share)	$17.86	n/a

Total stock-based compensation expense recognized was as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
General and administrative	$11	$—
Total stock-based compensation expense	$11	$—

As of March 31, 2024, the Company had an unrecognized stock-based compensation expense of $0.1 million, related to unvested stock option awards, which is expected to be recognized over an estimated weighted-average period of 2.7 years.

11.	Net Income per Share (“EPS”) Attributable to Common Stockholders

The dilutive effect of outstanding stock options and warrants is calculated using the treasury stock method. Stock options and warrants are anti-dilutive and excluded from the diluted EPS attributable to common stock calculation if the exercise price exceeds the average market price of the common shares.

The following table sets forth the computation of EPS attributable to common stockholders, basic and diluted (in thousands, except share and per share data):

	Three Months Ended March 31,
	2024	2023
Numerator:
Net income	$9,935	$4,217
Less: Allocation of undistributed earnings to noncontrolling interest	2,403	1,973
Net income attributable to common stockholders - basic	$7,532	$2,244
Less: Change in fair value of warrant liability	4,288	—
Net income attributable to common stockholders - diluted	$3,244	$2,244

Denominator:
Basic common shares outstanding:
Weighted average common shares outstanding	83,265,879	63,588,119
Weighted average shares used in calculating net income per share attributable to common stockholders, basic	83,265,879	63,588,119

Dilutive potential common shares:
Weighted average of common stock options	16,889,266	15,333,247
Weighted average of Convertible Preferred Stock (as converted)	2,119,575	—
Weighted average of Preferred Stock Warrants (as converted)	319,477	—
Weighted average shares used in calculating net income per share attributable to common stockholders, diluted	102,594,197	78,921,366

Net income per share attributable to common stockholders:
Basic	$0.09	$0.04
Diluted	$0.03	$0.03

Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	As of March 31,
	2024	2023
Options to purchase common stock	128,027	—
Total	128,027	—

12.	Commitments and Contingencies

Contingent Value Rights Agreement

Each CVR under the CVR Agreement entitles the holder to receive (i) certain cash payments from the net proceeds related to the disposition of Catalyst’s legacy assets, (ii) 100% of the excess cash (net of all current or contingent liabilities, including transaction-related expenses) retained by the Company in excess of $1.0 million as of the closing date of the Contributions and (iii) 100% of the excess amount, by which the preapproved costs to manage, negotiate, settle and finalize certain third party claims exceed the costs actually incurred with respect to such claims. The CVRs are not transferable, except in certain limited circumstances as provided for in the CVR Agreement, will not be certificated or evidenced by any instrument, and will not be registered with the SEC or listed for trading on any exchange.

In February 2023, Catalyst sold its legacy rare bleeding disorder program to GCBP. As a result, the Company distributed the net cash proceeds received from the GCBP asset sale of $0.2 million to the CVR Holders as well as recorded a $4.5 million long-term CVR derivative liability for the future distribution of the hold-back amount to be received in May 2025. As of December 31, 2023, the carrying value of the CVR derivative liability was $4.7 million on the condensed consolidated balance sheet. Refer to Note 3 — Fair Value Measurements and Financial Instruments for additional information regarding the CVR derivative liability and GCBP asset sale.

On October 30, 2023, pursuant to the CVR Agreement, the Company recorded a $1.1 million CVR excess closing cash payable upon closing of the Contributions. The CVR excess closing cash payable is anticipated to be distributed among the CVR Holders. The balance of $0.4 million remained outstanding as of March 31, 2024.

Litigation and Legal Matters

The Company is subject to claims and legal proceedings that arise in the ordinary course of business. Such matters are inherently uncertain, and there can be no guarantee that the outcome of any such matter will be decided favorably to the Company or that the resolution of any such matter will not have a material adverse effect upon the Company’s condensed consolidated financial statements.

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

Purchasing Commitments

Property and Equipment

The Company’s commitments related to purchase of property and equipment contracted but not yet reflected in the condensed consolidated financial statements were $2.0 million as of March 31, 2024 and were expected to be incurred within one year.

F351

In September 2020, Gyre Pharmaceuticals entered into an intellectual property (“IP”) transfer agreement (the “F351 Transfer Agreement”) with GNI Japan and certain of its wholly owned subsidiaries (the “GNI Group” or “GNI”). According to the F351 Transfer Agreement, Gyre Pharmaceuticals acquired the exclusive right to use Hydronidone IP rights in mainland China and the right of first offer for the global IP rights (the “F351 IP Rights”).

Under the F351 Transfer Agreement, in exchange for the F351 IP Rights, Gyre Pharmaceuticals is obligated to pay GNI Group $4.6 million upon submission of the F351 New Drug Application (the “NDA”) to Center for Drug Evaluation of the National Medical Products Administration (the “NMPA”) of the PRC, $1.2 million after the NDA passes the NMPA’s Center for Food and Drug Review and Inspection’s on-site registration inspection for the F351 product, and $7.0 million upon NMPA’s approval of the NDA.

Research and Development Programs

In addition to the F351 program, as of March 31, 2024, the Company has committed to allocate $13.0 million toward future research and development activities for various programs.

13.	Income Taxes

During the three months ended March 31, 2024 and 2023, the Company recorded the following income tax provision (in thousands) and effective tax rate:

	Three Months Ended March 31,
	2024	2023
Income tax provision	$2,546	$2,054
Effective tax rate	20.40%	32.75%

The change of effective tax rate for the three months ended March 31, 2024 and 2023 was primarily due the consummation of the Contributions in October 2023.

As of March 31, 2024, after consideration of certain limitations (see below), the Company had approximately $193.5 million federal and $10.5 million state net operating loss (“NOL”) carryforwards for U.S. tax purposes available to reduce future taxable income which, if unused, will begin to expire in 2037 for federal and 2034 for state tax purposes. The federal NOL carryforward includes $191.9 million that have an indefinite life.

If the Company experiences a greater than 50% aggregate change in ownership over a three-year period (a Section 382 ownership change), utilization of its pre-change NOL carryforwards are subject to annual limitation under Section 382 of the Internal Revenue Code (California has similar provisions). The annual limitation is determined by multiplying the value of the Company’s stock at the time of such ownership change by the applicable long-term tax-exempt rate. Such limitations may result in expiration of a portion of the NOL carryforwards before utilization. The Company determined that ownership changes under Section 382 occurred on December 31, 2007, August 20, 2015, April 13, 2017, February 15, 2018, February 18, 2020, and December 26, 2022. Approximately $156.5 million and $75.2 million of the NOL carryforwards will expire unutilized for federal and California state income tax purposes, respectively. The ability of the Company to use its remaining NOL and tax credit carryforwards may be further limited if the Company experiences a Section 382 ownership change as a result of future changes in its stock ownership.

14.	Related Party Transactions

Research and Development with GNI

No research and development fees were paid to GNI during the three months ended March 31, 2024 and 2023. As of March 31, 2024 and December 31, 2023, the Company had a $1.4 million related parties payable due to GNI.

Other Receivables from GNI

As of March 31, 2024 and December 31, 2023, the Company had recorded $1.3 million in other receivables from GNI, of which $0.8 million was from CPI’s restructuring transaction (see Note 8 – Restructuring in the Annual Report) and $0.5 million was from Gyre’s cost sharing with GNI.

15.	Employee Benefit Plans

Mainland China Contribution Plan

Pursuant to relevant PRC regulations, the Company is required to make contributions to various defined contribution plans organized by municipal and provincial PRC governments. The contribution for each employee is based on a percentage of the employee’s current compensation as required by the local government. The contributions are charged to profit or loss as they become payable in accordance with the rules of the central pension scheme. The total contributions for such employee benefits were $1.2 million and $1.0 million for the three months ended March 31, 2024 and 2023, respectively.

Defined-Contribution Savings Plan

In the U.S., the Company maintains a defined-contribution savings plan pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended. The plan is available to employees who meet the minimum age and length of service requirements. The contributions made during the three months ended March 31, 2024 were immaterial.

16.	Segment Information

The Company is a consolidated entity comprised of two distinct operating segments: Gyre Pharmaceuticals and Gyre after the Contributions. The Company’s reportable segments are based upon internal organizational structure, the manner in which operations are managed, the criteria used by CODM to evaluate segment performance, the availability of separate financial information, and overall materiality considerations. All Gyre’s operations are within the U.S., while all of Gyre Pharmaceuticals’ operations are in mainland China.

Gyre Pharmaceuticals

Gyre Pharmaceuticals has one major commercial drug product, ETUARY, and several product candidates in pre-clinical and clinical development. Gyre Pharmaceuticals’ product revenues are mainly generated from the sale of ETUARY and certain generic drugs. Gyre Pharmaceuticals primarily sells its pharmaceutical products to distributors in the PRC, who ultimately sell the products to hospitals, other medical institutions and pharmacies. Gyre Pharmaceuticals also generates revenue from license agreements. However, the license agreements did not generate any revenue for the three months ended March 31, 2024 or 2023.

Gyre

Gyre is a biopharmaceutical company focused on the development and commercialization of F351 for the treatment of non-alcoholic steatohepatitis-associated liver fibrosis in the United States. Other than the IP associated with F351 in the U.S., Gyre has no other product candidates since the Company sold all of its legacy IP assets prior to the closing of the Contributions. Subsequent to the closing of the Contributions, Gyre has not generated any revenue.

Other

Other represents the financial information from other subsidiaries, consisting of mainly CPI, GNI HK, and Continent Pharmaceuticals U.S., Inc. During the year ended December 31, 2023, prior to the Contributions, CPI divested almost all of its assets other than its 56.0% indirect ownership interest in Gyre Pharmaceuticals (see Note 8 – Restructuring in the Annual Report).

Segment information for the three months ended March 31, 2024 and 2023 is as follows (in thousands):

	Three Months Ended March 31, 2024
	Gyre Pharmaceuticals	Gyre	Other	Consolidated
Revenues	$27,172	$—	$—	$27,172
Cost of revenues	979	—	—	979
Gross profit	26,193	—	—	26,193
Operating expenses excluding cost of revenues:
Selling and marketing	12,542	—	—	12,542
Research and development	2,009	173	—	2,182
General and administrative	2,257	1,141	—	3,398
Total operating expenses excluding cost of revenues	16,808	1,314	—	18,122
Income (loss) from operations	$9,385	$(1,314)	$—	$8,071

Supplemental disclosure of stock-based compensation expense:
General and administrative	$—	$11	$—	$11
Stock-based compensation total	$—	$11	$—	$11

	March 31, 2024
	Gyre Pharmaceuticals	Gyre	Other	Consolidated
Total assets	$109,347	$11,750	$913	$122,010

The table below only includes cash outflows for the purchase of property and equipment and excludes non-cash activities.

	Three Months Ended March 31, 2024
	Gyre Pharmaceuticals	Gyre	Other	Consolidated
Purchase of property and equipment	$217	$14	$—	$231

	Three Months Ended March 31, 2023
	Gyre Pharmaceuticals	Gyre	Other	Consolidated
Revenues	$24,931	$—	$—	$24,931
Cost of revenues	1,125	—	—	1,125
Gross profit	23,806	—	—	23,806
Operating expenses excluding cost of revenues:
Selling and marketing	12,768	—	—	12,768
Research and development	2,635	—	—	2,635
General and administrative	1,722	—	17	1,739
Total operating expenses excluding cost of revenues	17,125	—	17	17,142
Income (loss) from operations	$6,681	$—	$(17)	$6,664

Supplemental disclosure of stock-based compensation expense:
Stock-based compensation total	$—	$—	$—	$—

	December 31, 2023
	Gyre Pharmaceuticals	Gyre	Other	Consolidated
Total assets	$101,761	$13,865	$913	$116,539

The table below only includes cash outflows for the purchase of property and equipment and excludes non-cash activities.

	Three Months Ended March 31, 2023
	Gyre Pharmaceuticals	Gyre	Other	Consolidated
Purchase of property and equipment	$1,742	$—	$—	$1,742

17.	Subsequent Events

Lease Agreement

In April 2024, the Company entered into a lease arrangement to lease 2,129.1 square meters of office space located in 6F, Building 1, Zone 4, Wangjing Xiyuan, Chaoyang District, Beijing. The Company paid approximately $0.3 million upon execution of the lease, which will be included in total lease costs. The monthly lease payment is approximately $0.1 million. The initial lease term is three years, which will commence on June 2, 2024, and expire on June 1, 2027. The lease arrangement provides two options to extend for an additional three years beyond the initial lease term.

Jiangsu Wangao Agreement

In May 2024, Gyre Pharmaceuticals entered into an agreement with Jiangsu Wangao Pharmaceuticals Co., Ltd. (the “Jiangsu Wangao Agreement”), effective from May 7, 2024 to May 6, 2035. Pursuant to the Jiangsu Wangao Agreement, Gyre Pharmaceuticals obtained the drug registration certificate for and became the marketing authorization holder of nintedanib, a kinase inhibitor for the treatment of idiopathic pulmonary fibrosis, within the PRC. The total minimum payments under the Jiangsu Wangao Agreement are RMB 35.0 million, or approximately $4.8 million, based on the May 7, 2024 spot exchange rate. This includes an upfront transfer fee of RMB 15.0 million, or approximately $2.1 million, payable in three installments, and subsequent low- to mid-single-digit royalty payments over eight years following the commencement of sales. Additionally, Gyre Pharmaceuticals will bear the costs associated with relocating the production site to a designated location and will cover all expenses related to the manufacturing process.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this Quarterly Report on Form 10-Q (this “Quarterly Report”), unless otherwise specified, references to “we,” “our,” “us” and “our company” refer to Gyre Therapeutics, Inc. and our majority indirectly owned subsidiary, Beijing Continent Pharmaceuticals Co., Ltd. (d/b/a Gyre Pharmaceuticals Co., Ltd.) (“Gyre Pharmaceuticals”). The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and related notes that appear in this Quarterly Report and with the audited consolidated financial statements and related notes that are included as part of our Annual Report on Form 10-K for the year ended December 31, 2023 (the “Annual Report”).

In addition to historical information, this Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (“the Exchange Act”). Forward-looking statements are identified by words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potentially” “predict,” “should,” “will,” or the negative of these terms or similar expressions. You should read these statements carefully because they discuss future expectations, contain projections of future results of operations or financial condition, or state other “forward-looking” information. These statements relate to our future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. For example, forward-looking statements include any statements regarding: the strategies, prospects, plans, expectations or objectives of management for future operations or the distribution of cash to Company stockholders, the benefits that may be derived from product candidates or the commercial or market opportunity in any target indication, our ability to protect intellectual property rights, our anticipated operations, financial position, revenues, costs or expenses, future economic conditions or performance, and statements of belief and any assumptions underlying any of the foregoing. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in this report in Part II, Item 1A — “Risk Factors,” and in Part I - Item 1A – “Risk Factors” in the Annual Report. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. These statements, like all statements in this Report, speak only as of their date, and we undertake no obligation to update or revise these statements in light of future developments. We caution investors that our business and financial performance are subject to substantial risks and uncertainties.

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

Our strategy is to use our experience in the successful development and commercialization of ETUARY® (Pirfenidone) to expand into new indications and develop similar drug candidates. Pirfenidone, the first anti-fibrotic drug approved for idiopathic pulmonary fibrosis (“IPF”) in Japan, the European Union, the United States, and the People’s Republic of China (“PRC”), is a small molecule drug that inhibits the synthesis of Transforming Growth Factor (“TGF”)-ß1, Tumor Necrosis Factor (“TNF”)-α, and other fibrosis and inflammation modulators. We have obtained approval for ETUARY (pirfenidone) in the PRC for IPF.

Gyre Pharmaceuticals successfully advanced Pirfenidone from research and development (“R&D”) to commercialization in the PRC for the treatment of IPF. ETUARY’s annual sales have consistently grown each year, reaching $112.1 million in 2023. In addition to IPF, Pirfenidone is undergoing three additional Phase 3 clinical trials for Connective Tissue Disease-associated Interstitial Lung Disease to broaden its indications and market: sclerosis-related interstitial lung disease, dermatomyositis-related interstitial lung disease and pneumoconiosis.

F351, our lead development candidate in both the United States and the PRC, is a structural derivative of ETUARY (Pirfenidone). It is a new oral chemical entity with an anti-fibrotic, TGF-ß1-targeting mechanism of action, for which we hold patents in major markets. Studies suggest that F351 and its major metabolites have minimal drug-drug interaction risks. Despite potential efficacy in IPF, we are prioritizing F351 for the treatment of liver fibrosis due to the large potential addressable market and significant unmet need.

Gyre Pharmaceuticals has completed a Phase 2 trial of F351 in the PRC for Chronic Hepatitis B (“CHB”)-associated liver fibrosis. The Phase 2 trial showed that F351 was well-tolerated without notable toxicity and patients treated showed statistically-significant improvement of liver fibrosis, with the best efficacy results achieved at 270 mg/day dosing. Based on these results, a confirmatory Phase 3 trial is ongoing in the PRC with a primary endpoint of the reduction of the liver fibrosis score (Ishak Scoring System) by at least one grade after taking F351 in combination with Entecavir. The enrollment of 248 patients for the confirmatory Phase 3 trial has been completed, with last patient out expected in 2024 and clinical results expected by early 2025.

In the United States, we have completed a Phase 1 clinical trial of F351 in healthy volunteers. We are preparing an investigational new drug (an “IND”) application and expect to submit it in late 2024. Following results from the PRC Phase 3 trial in CHB-associated liver fibrosis and pending approval of our IND, we expect to initiate a Phase 2a trial to evaluate F351 for the treatment of non-alcoholic steatohepatitis-associated liver fibrosis in 2025.

In parallel, we are also conducting a randomized, double-blind, placebo-controlled Phase 2 clinical trial in the PRC to assess the safety and efficacy of F573, a caspase inhibitor for the treatment of acute/acute on-chronic liver failure.

Business Combination Agreement

On December 26, 2022, Catalyst Biosciences, Inc., a Delaware corporation (“Catalyst”) entered into a Business Combination Agreement, as amended on March 29, 2023 and August 30, 2023 (the “Business Combination Agreement”) with GNI USA, Inc., a Delaware corporation (“GNI USA”), GNI Japan, GNI Hong Kong Limited (“GNI HK”), Shanghai Genomics, Inc., a company organized under the laws of the PRC (collectively with GNI USA, GNI Japan and GNI HK, the “Contributors,” and each a “Contributor”), certain individuals and Continent Pharmaceuticals Inc., a Cayman Islands company limited by shares (“CPI”). On October 30, 2023 (the “Effective Time”), the Contributions (as defined below) became effective and Catalyst acquired an indirect controlling interest in Gyre Pharmaceuticals.

Pursuant to the Business Combination Agreement, at the Effective Time of the Contributions:

a)
GNI USA contributed all of its ordinary shares in the capital of CPI to Catalyst in exchange for 45,923,340 shares of Common Stock (the “CPI Contribution”),
b)
GNI USA contributed its interest in Further Challenger International Limited (“Further Challenger”) for 17,664,779 shares of Common Stock (the “FC Contribution” and together with the CPI Contribution, the “GNI USA Contributions”), and
c)
each Minority Holder contributed 100% of the interest he or she held in his or her respective entity in exchange for an aggregate of 10,463,627 shares of Common Stock (the “Minority Holder Contributions” and together with the GNI USA Contributions, the “Contributions”).

As a result of the GNI USA Contributions, Gyre directly and indirectly holds 100% of CPI’s shares. Through Gyre’s ownership of CPI, prior to the Minority Holder Contributions, Gyre held a 56.0% indirect interest in Gyre Pharmaceuticals. Upon completion of the Minority Holder Contributions, Gyre obtained additional indirect interests in Gyre Pharmaceuticals and holds, in aggregate, a 65.2% indirect interest in Gyre Pharmaceuticals. Each share of Common Stock and option to purchase Common Stock that was issued and outstanding at the Effective Time remained issued and outstanding, and such shares and options were unaffected by the Contributions.

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

The majority shareholder of Gyre Pharmaceuticals is BJContinent Pharmaceuticals Limited (“BJC”). The immediate holding company of BJC is CPI. Immediately following the GNI USA Contributions, the immediate holding company of CPI is Gyre. The majority stockholder of Gyre is GNI USA, which is indirectly wholly owned by GNI Japan.

The GNI USA Contributions were treated as an asset acquisition under U.S. generally accepted accounting principles, with CPI treated as the accounting acquirer and presented as the predecessor for post-acquisition reporting purposes. Since Catalyst is the legal acquirer, the GNI USA Contributions were accounted for as a reverse asset acquisition. This determination was based upon the terms of the Business Combination Agreement and other factors including that, immediately following the GNI USA Contributions: (i) GNI USA (as the parent company of CPI immediately prior to the GNI USA Contributions) owns a substantial majority of the voting power of the combined company; (ii) GNI USA has the ability to control the board of directors of the combined company; and (iii) senior management of Gyre Pharmaceuticals and GNI USA hold a majority of the key positions in senior management of the combined company. Immediately prior to the closing of the GNI USA Contributions, Catalyst did not meet the definition of a business because Catalyst did not have an organized workforce that significantly contributed to its ability to create output, and substantially all of its fair value was concentrated in in-process research and development (“IPR&D”).

As of the closing date of the GNI USA Contributions, the net assets of Catalyst were recorded at their acquisition-date relative fair values in the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report and the reported operating results prior to the GNI USA Contributions are those of CPI.

The Minority Holder Contributions were treated as an equity transaction, where we obtained additional indirect interests in and maintained our control over Gyre Pharmaceuticals.

Contingent Value Rights Agreement

Concurrent with the signing of the Business Combination Agreement on December 26, 2022, Catalyst and the Rights Agent (as defined in the CVR Agreement) executed a contingent value rights agreement (the “CVR Agreement”), as amended on March 29, 2023, pursuant to which each CVR Holder, excluding GNI Japan and GNI HK, received one contractual contingent value right (a “CVR”) issued by the Company for each share of Catalyst common stock held by such holders. Each CVR entitles the CVR Holder thereof to receive certain cash payments in the future. For additional information, see Note 12 — Commitments and Contingencies to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report.

Private Placement and Securities Purchase Agreement

On October 27, 2023, we entered into the Securities Purchase Agreement for a private placement with GNI USA (the “Private Placement”). Pursuant to the Securities Purchase Agreement, GNI USA agreed to purchase (i) 811 shares of Convertible Preferred Stock and (ii) warrants to purchase up to 811 shares of Convertible Preferred Stock (the “Preferred Stock Warrants”) for an aggregate purchase price of $5.0 million. The Private Placement closed immediately after the closing of the Contributions.

The Preferred Stock Warrants are exercisable at an exercise price of $4,915.00 per share of Convertible Preferred Stock and expire on October 30, 2033. In January 2024, all shares of Convertible Preferred Stock were converted into Gyre common stock. The Preferred Stock Warrants issued are considered freestanding financial instruments and classified as a liability.

Jiangsu Wangao Agreement

In May 2024, Gyre Pharmaceuticals entered into an agreement with Jiangsu Wangao Pharmaceuticals Co., Ltd. (the “Jiangsu Wangao Agreement”), effective from May 7, 2024 to May 6, 2035. Pursuant to the Jiangsu Wangao Agreement, Gyre Pharmaceuticals obtained the drug registration certificate for and became the marketing authorization holder of nintedanib, a kinase inhibitor for the treatment of idiopathic pulmonary fibrosis, within the PRC. The total minimum payments under the Jiangsu Wangao Agreement are RMB 35.0 million, or approximately $4.8 million, based on the May 7, 2024 spot exchange rate. This includes an upfront transfer fee of RMB 15.0 million, or approximately $2.1 million, payable in three installments, and subsequent low- to mid-single-digit royalty payments over eight years following the commencement of sales. Additionally, Gyre Pharmaceuticals will bear the costs associated with relocating the production site to a designated location and will cover all expenses related to the manufacturing process.

Financial Operations Overview

During the three months ended March 31, 2024, we had net income of $9.9 million and net income attributable to common stockholders of $7.5 million. For the three months ended March 31, 2023, we had net income of $4.2 million and a net income attributable to common stockholders of $2.2 million. As of March 31, 2024, we had an accumulated deficit of $78.0 million and cash and cash equivalents of $29.8 million. As of December 31, 2023, we had an accumulated deficit of $85.5 million and cash and cash equivalents of $33.5 million.

Components of Results of Operations

Revenues

Sales of Pharmaceutical Products

We generate revenue primarily through sales of ETUARY and certain generic drugs in the PRC. Distributors are our direct customers, and sales to distributors accounted for 100.0% of the revenue from ETUARY. Such distributors sell ETUARY to certain outlets, including hospitals and other medical institutions, as well as pharmacies.

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

Other Income (Expense), Net

Interest Income, Net

Interest income consists primarily of interest earned on our certificates of deposit. Interest income is recognized on an accrual basis using the effective interest method by applying the rate that exactly discounts the estimated future cash receipts over the expected life of the financial instrument or a shorter period, when appropriate, to the net carrying amount of the financial asset.

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

Other Expenses

Other expenses consists of any non-operating costs, such as loss from equity method investments.

Provision for Income Taxes

Provision for income taxes are comprised primarily of current income tax provision, mainly attributable to the profitable Gyre Pharmaceuticals operations in the PRC, and deferred income tax provision, mainly including deferred tax recognized for temporary differences in relation to research and development tax credit and net operating loss carryforwards for U.S. tax purposes, deemed income inclusions from controlled foreign corporations for U.S. tax purposes, and fixed and intangible assets, net of valuation allowances.

Results of Operations

The following table summarizes our results of operations for the periods presented (in thousands, except percentage change):

	Three Months Ended March 31,
	2024	2023	Change ($)	Change (%)
Revenues	$27,172	$24,931	$2,241	9%
Cost of revenues	979	1,125	(146)	(13)%
Gross profit	26,193	23,806	2,387	10%
Operating expenses excluding cost of revenues:
Selling and marketing	12,542	12,768	(226)	(2)%
Research and development	2,182	2,635	(453)	(17)%
General and administrative	3,398	1,739	1,659	95%
Total operating expenses excluding cost of revenues	18,122	17,142	980	6%
Income from operations	8,071	6,664	1,407	21%
Other income (expense), net:
Interest income, net	328	184	144	78%
Other income	109	66	43	65%
Change in fair value of warrant liability	4,288	—	4,288	*
Other expenses	(315)	(643)	328	(51)%
Income before income taxes	12,481	6,271	6,210	99%
Provision for income taxes	(2,546)	(2,054)	(492)	24%
Net income	9,935	4,217	5,718	136%
Net income attributable to noncontrolling interest	2,403	1,973	430	22%
Net income attributable to common stockholders	$7,532	$2,244	$5,288	236%

*Not meaningful

Comparison of the Three Months Ended March 31, 2024 and 2023

Revenues

Revenues for the three months ended March 31, 2024 and 2023 were $27.2 million and $24.9 million, respectively. The increase was primarily due to a $2.2 million increase in pharmaceutical product sales, driven by enhanced marketing and sales initiatives in regions of the PRC where sales were previously lower in the first quarter of 2023.

Cost of Revenues

Cost of revenues for the three months ended March 31, 2024 and 2023 was $1.0 million and $1.1 million, respectively. The decrease was primarily driven by a decrease in raw material costs mainly due to the stoppage loss that occurred at the Cangzhou factory in 2023.

Selling and Marketing Expenses

Selling and marketing expenses decreased by $0.2 million, or 2%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The decrease was primarily driven by a $1.8 million decrease in conference costs due to a decrease in conference activity, offset by a $1.5 million increase in staff costs due to an increase in staff headcount.

Research and Development Expenses

The table below details our costs for research and development for the periods presented (in thousands, except percentage change):

	Three Months Ended March 31,
	2024	2023	Change ($)	Change (%)
Direct program expenses:
Clinical trials	$353	$832	$(479)	(58)%
Materials and utilities	502	538	(36)	(7)%
Pre-clinical research	149	255	(106)	(42)%
Indirect expenses:
Personnel-related costs	976	791	185	23%
Facilities, depreciation and other	202	219	(17)	(8)%
Total research and development expenses	$2,182	$2,635	$(453)	(17)%

Research and development expenses decreased by $0.5 million, or 17%, for the three months ended Month 31, 2024 compared to the three months ended March 31, 2023. The decrease was primarily driven by a $0.5 million decrease in clinical trials expenses, as well as by a $0.1 million decrease in pre-clinical research expenses. The latter is a result of several research and development projects advancing to the clinical trials stage or reaching the application phase in 2023. This overall decrease was partially offset by a $0.2 million increase in research and development payroll costs due to increased headcount.

General and Administrative Expenses

General and administrative expenses increased by $1.7 million, or 95%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The increase was primarily driven by a $1.2 million increase in payroll expenses, with $1.0 million attributable to Gyre Pharmaceuticals and $0.2 million attributable to Gyre, due to an increase in staff. Additionally, there was a $0.6 million increase in miscellaneous expenses, including $0.2 million attributable to Gyre Pharmaceuticals and $0.3 million attributable to Gyre, primarily related to general office expenses.

Other Income (Expense), Net

Interest income increased by $0.1 million, or 78%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023, primarily due to additional investments in certificates of deposit.

Change in fair value of warrant liability was $4.3 million for the three months ended March 31, 2024, and was related to the remeasurement of the Preferred Stock Warrants liability.

Other expenses decreased by $0.3 million, or 51%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The decrease was primarily due to a $0.3 million loss from equity method investments, recorded during the three months ended March 31, 2023, but not during the three months ended March 31, 2024, because CPI had divested nearly all of its assets except for its indirect ownership interest in Gyre Pharmaceuticals in October 2023.

Provision for Income Taxes

Provision for income taxes was $2.5 million and $2.1 million for the three months ended March 31, 2024 and 2023, respectively. The increase was primarily attributable to a higher profit from Gyre Pharmaceuticals’ operations.

Recent Accounting Pronouncements

Refer to Note 2 – Summary of Significant Accounting Policies to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report for more information about recent accounting pronouncements.

Liquidity and Capital Resources

Sources of Liquidity

As of March 31, 2024, we had cash and cash equivalents of $29.8 million, short-term bank deposits of $7.6 million and long-term certificates of deposit of $23.1 million, which are available to fund operations, and an accumulated deficit of $78.0 million. Our net income during the three months ended March 31, 2024 was $9.9 million, while cash provided by operating activities was $2.9 million. We believe that our existing cash and cash equivalents, cash flows from operations, and access to capital markets will be sufficient to fund our operating activities and obligations for at least 12 months following the filing date of this Quarterly Report.

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

The following table summarizes our cash flows for the periods presented (in thousands):

	Three Months Ended March 31,
	2024	2023
Cash Flow Data:
Net cash provided by operating activities	$2,884	$10,417
Net cash used in investing activities	(7,220)	(7,648)
Net cash provided by financing activities	658	—
Effect of exchange rate changes on cash and cash equivalents	(46)	200
Net change in cash and cash equivalents	$(3,724)	$2,969

Cash Flows from Operating Activities

Cash provided by operating activities for the three months ended March 31, 2024 was $2.9 million, reflecting our net income of $9.9 million, offset by non-cash items of $4.3 million primarily related to the change in fair value of warrant liability of $4.3 million. Additionally, cash provided by operating activities reflected changes in net operating assets and liabilities of $2.8 million.

Cash provided by operating activities for the three months ended March 31, 2023 was $10.4 million, reflecting our net income of $4.2 million and additional positive non-cash items impact of $0.2 million. Additionally, cash provided by operating activities reflected changes in net operating assets and liabilities of $6.0 million.

Cash Flows from Investing Activities

Cash used in investing activities for the three months ended March 31, 2024 was $7.2 million, which consisted of $7.0 million in purchases of certificates of deposit and $0.2 million in purchases of property and equipment, partially offset by $0.1 million proceeds from sale of equipment.

Cash used in investing activities for the three months ended March 31, 2023 was $7.6 million, which consisted of $5.8 million in purchases of certificates of deposit and $1.7 million in purchases of property and equipment.

Cash Flows from Financing Activities

Cash provided by financing activities for the three months ended March 31, 2024 was $0.7 million due to proceeds from the exercise of stock options.

Restricted Net Assets

Under PRC laws and regulations, Gyre Pharmaceuticals is subject to restrictions on foreign exchange and cross-border cash transfers, including to parent companies and U.S. stockholders. The ability to distribute earnings to the parent companies and U.S. stockholders is also limited. Current PRC regulations permit Gyre Pharmaceuticals to pay dividends to BJC only out of its accumulated profits as determined in accordance with PRC accounting standards and regulations. Amounts restricted include paid-in capital and the statutory reserves of Gyre Pharmaceuticals. The aggregate amounts of restricted capital and statutory reserves of the relevant subsidiaries not available for distribution were $64.3 million as of March 31, 2024 and December 31, 2023. We do not expect the restrictions described above to have a material impact on our ability to meet our cash obligations.

Contractual Obligations and Other Commitments

Leases

We have entered into lease arrangements in (1) San Diego, California for our headquarters, which expires on the last day of the 38th full calendar month beginning on or after November 11, 2023, and (2) the PRC, for office and laboratory spaces through August 2024. As of March 31, 2024, our fixed lease payment obligations were $0.3 million, with $0.1 million payable within 12 months.

Other Contractual Obligations and Commitments

In June 2021, we entered into a transfer agreement with Nanjing Healthnice Pharmaceutical Technology Co., Ltd. (“Nanjing Healthnice”), an independent third party, pursuant to which Nanjing Healthnice agreed to transfer to us the avatrombopag maleate tablets for the treatment of CLD-associated thrombocytopenia and all relevant technologies, complete any research or trials and transfer to us all materials necessary for the application of marketing approval by CDE. Upon the completion of the transfer, we expect that we will be approved by NMPA as the marketing authorization holder of the avatrombopag maleate tablets. In exchange, we will pay a total of approximately $2.3 million upon certain milestones (e.g., the completion of bioequivalence study, or the registration application to CDE) being met. We have completed the bioequivalence study and received CDE acceptance on August 1, 2022, and as of March 31, 2024, we have made total payments of approximately $1.8 million.

In September 2022, we entered into a transfer agreement with New Jiyuan (Beijing) Pharmaceutical Technology Co., Ltd. (“New Jiyuan”), an independent third party, pursuant to which New Jiyuan agreed to transfer to us the minocycline hydrochloride foam for the treatment of moderate to severe acne and all relevant technologies, complete product development and transfer to us all materials necessary for the application of marketing approval of CDE. Upon the completion of the transfer, we expect that we will be approved by NMPA as the marketing authorization holder of the minocycline hydrochloride foam. In exchange, we will pay a total amount of $1.0 million and the payments will be made by installments conditioned upon certain milestones (e.g., the completion of bioequivalence study, or the registration application to CDE) being met. Process verification has been completed. As of March 31, 2024, we have made total payments of approximately $0.7 million.

In December 2022, we entered into a transfer agreement with Hangzhou Baicheng Pharmaceutical Technology Co., Ltd. and Zhejiang CDMO Pharmaceutical Co., Ltd., an independent third party, pursuant to which Baicheng agreed to transfer to us the acetylcysteine injection for the treatment of respiratory diseases with excessive thick mucus discharge and all relevant technologies, assist us in completing any research, trial and other required procedures and transfer to us all materials necessary for the application of marketing approval of CDE. Upon the completion of this transfer agreement, we expect that we will be approved by NMPA as the marketing authorization holder of the acetylcysteine injection. We have received CDE acceptance on January 8, 2024. As of March 31, 2024, we have made payments totaling approximately $0.5 million under this agreement. Upon receiving the CDE’s final approval, we will make an additional $40,000 in payments.

Research and Development Programs

As of March 31, 2024, we have committed to allocate $25.8 million toward future research and development activities for various programs.

Property and Equipment

Our commitments related to the purchase of property and equipment contracted but not yet reflected in the unaudited consolidated condensed financial statements were $2.0 million as of March 31, 2024 and are expected to be incurred within one year.

Critical Accounting Policies and Estimates

There have been no significant changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in our Annual Report.

Smaller Reporting Company Status

We are a “smaller reporting company” as defined in the Exchange Act. We may take advantage of certain of the scaled disclosures available to smaller reporting companies and will be able to take advantage of these scaled disclosures for so long as our common stock held by non-affiliates is less than $250.0 million measured on the last business day of our second fiscal quarter, or our annual revenue is less than $100.0 million during the most recently completed fiscal year and our common stock held by non-affiliates is less than $700.0 million measured on the last business day of our second fiscal quarter.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company, as defined by Rule 12b-2 under the Securities and Exchange Act of 1934 and in Item 10(f)(1) of Regulation S-K, and are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2024, our management, with the participation and supervision of our principal executive officer and our principal financial officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2024 to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

You should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report, which could materially affect our business, financial position, or future results of operations. The risks described in our Annual Report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial position, or future results of operations. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC. There have been no material changes from the risk factors disclosed in Part I, Item 1A, “Risk Factors” in our Annual Report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Trading Arrangements

None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the three months ended December 31, 2023, as such terms are defined under Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

The exhibits filed or furnished as part of this Quarterly Report are set forth below.

Exhibit Number	Exhibit Title	Form	File No.	Incorporated by reference Exhibit No.	Filing Date

2.1(a)†#	Asset Purchase Agreement, dated as of December 26, 2022, by and among Catalyst Biosciences, Inc., GNI Group Ltd., and GNI Hong Kong Limited.	8-K	000-51173	2.1	Dec. 27, 2022

2.1(b)	Agreement and Amendment to Asset Purchase Agreement, dated as of March 29, 2023, by and among Catalyst Biosciences, Inc., GNI Group Ltd., and GNI Hong Kong Limited.	8-K	000-51173	2.2	Mar. 30, 2023

2.2(a)#	Business Combination Agreement, dated as of December 26, 2022, by and among Catalyst Biosciences, Inc., GNI USA, Inc., GNI Group Ltd., GNI Hong Kong Limited, Shanghai Genomics, Inc., the individuals listed on Annex A thereto and Continent Pharmaceuticals Inc.	8-K	000-51173	2.2	Dec. 27, 2022

2.2(b)	Amendment to Business Combination Agreement, dated as of March 29, 2023, by and among Catalyst Biosciences, Inc., GNI USA, Inc., GNI Group Ltd., GNI Hong Kong Limited, Shanghai Genomics, Inc., the Minority Holders and Continent Pharmaceuticals Inc.	8-K	000-51173	2.1	Mar. 30, 2023

2.2(c)	Second Amendment to Business Combination Agreement, dated as of August 30, 2023, by and among Catalyst Biosciences, Inc., GNI USA, Inc., GNI Group Ltd., GNI Hong Kong Limited, Shanghai Genomics, Inc. and Continent Pharmaceuticals Inc.	8-K	000-51173	2.1	Aug. 31, 2023

3.1	Fourth Amended and Restated Certificate of Incorporation of the Company.	S-8	333-133881	4.1	May 8, 2006

3.2	Certificate of Amendment to Fourth the Amended and Restated Certificate of Incorporation of the Company.	8-K	000-51173	3.1	Aug. 20, 2015

3.3	Second Certificate of Amendment to the Fourth Amended and Restated Certificate of Incorporation of the Company.	8-K	000-51173	3.1	Feb. 10, 2017

3.4	Third Certificate of Amendment to the Fourth Amended and Restated Certificate of Incorporation of the Company.	8-K	000-51173	3.1	Oct. 30, 2023

3.5	Amended and Restated Bylaws of the Company.	8-K	000-51173	3.3	Oct. 30, 2023

3.6(a)	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock, filed with the Delaware Secretary of State on April 10, 2017.	10-Q	000-51173	3.1	Aug. 3, 2017

3.6(b)	Certificate of Elimination of Series A Preferred Stock, filed with the Delaware Secretary of State on March 25, 2024.	10-K	000-51173	3.6(b)	Mar. 27, 2024

3.7(a)	Certificate of Designation of Preferences, Rights and Limitations of Series X Convertible Preferred Stock, filed with the Delaware Secretary of State on December 27, 2022.	8-K	000-51173	3.1	Dec. 27, 2022

3.7(b)	Amendment to Certificate of Designation of Preferences, Rights and Limitations of Series X Convertible Preferred Stock, filed with the Delaware Secretary of State on October 30, 2023.	8-K	000-51173	3.2	Oct. 30, 2023

3.8(a)	Certificate of Designation of Preferences, Rights and Limitations of Series Y Preferred Stock, filed with the Delaware Secretary of State on June 20, 2023, with respect to the Series Y Preferred Stock.	8-K	000-51173	3.1	June 20, 2023

3.8(b)	Certificate of Elimination of Series Y Preferred Stock, filed with the Delaware Secretary of State on August 31, 2023.	8-K	000-51173	3.1	Aug. 31, 2023

4.1	Warrant to Purchase Stock of Catalyst Biosciences, Inc., issued to Silicon Valley Bank on March 3, 2005.	10-K	000-51173	4.4	Mar. 9, 2016

4.2	Form of Warrant to Purchase Stock of Catalyst Biosciences, Inc., issued to purchasers of convertible promissory notes.	10-K	000-51173	4.6	Mar. 9, 2016

4.3	Form of Warrant to Purchase Series X Convertible Preferred Stock.	8-K	000-51173	4.1	Oct. 30, 2023

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*

Certification of the Interim Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Interim Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL (extensible Business Reporting Language) Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

** Furnished herewith and not deemed to be “filed” for purposes of Section 18 of the Exchange Act, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act.

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

GYRE THERAPEUTICS, INC.

Date: May 13, 2024	/s/ Han Ying, Ph.D.
Han Ying, Ph.D.
Chief Executive Officer
(Principal Executive Officer)

Date: May 13, 2024	/s/ Ruoyu Chen
Ruoyu Chen
Chief Financial Officer
(Principal Financial and Accounting Officer)