Form 10-Q
period 2024-06-30
GYRE THERAPEUTICS, INC.
filed 2024-08-13
CIK 1124105

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 6, 2024, the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 93,424,184, which includes 7,815,396 shares of common stock issued in the name of the registrant to a stock plan administrator of the registrant (see Note 8—Stockholders’ Equity).

GYRE THERAPEUTICS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Gyre Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	June 30, 2024	December 31, 2023
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$16,097	$33,509
Short-term bank deposits	9,003	—
Accounts and note receivables, net	18,622	15,552
Other receivables from GNI	1,287	1,287
Inventories, net	5,635	4,281
Prepaid assets	1,153	1,547
Other current assets	1,722	1,045
Total current assets	53,519	57,221
Property and equipment, net	23,672	23,288
Long-term receivable from GCBP	4,839	4,722
Intangible assets, net	186	205
Right-of-use assets	2,097	489
Land use rights, net	1,464	1,493
Deferred tax assets	5,075	4,695
Long-term certificates of deposit	28,799	23,431
Other assets, noncurrent	1,278	995
Total assets	$120,929	$116,539
Liabilities, convertible preferred stock, and equity
Current liabilities:
Accounts payable	$271	$355
Deferred revenue	57	39
Due to related parties	1,484	1,369
CVR excess closing cash payable	328	1,085
Accrued expenses and other current liabilities	10,513	11,935
Income tax payable	2,262	5,054
Operating lease liabilities, current	659	210
Total current liabilities	15,574	20,047
Operating lease liabilities, noncurrent	1,297	199
Deferred government grants	192	213
CVR derivative liability, noncurrent	4,839	4,722
Warrant liability, noncurrent	5,634	12,835
Other noncurrent liabilities	47	49
Total liabilities	27,583	38,065
Commitments and Contingencies (Note 12)
Convertible Preferred Stock, $0.001 par value, 5,000,000 shares authorized; nil shares and 13,151 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	—	64,525
Stockholders’ equity:
Common stock, $0.001 par value, 400,000,000 shares authorized; 85,537,774 shares and 76,595,616 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	85	77
Additional paid-in capital	133,656	68,179
Statutory reserve	3,098	3,098
Accumulated deficit	(74,478)	(85,538)
Accumulated other comprehensive loss	(2,010)	(1,644)
Total Gyre stockholders’ equity (deficit)	60,351	(15,828)
Noncontrolling interest	32,995	29,777
Total equity	93,346	13,949
Total liabilities, convertible preferred stock, and equity	$120,929	$116,539

The accompanying notes are an integral part of these condensed consolidated financial statements.

Gyre Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues	$25,225	$29,329	$52,397	$54,260
Operating expenses:
Cost of revenues	770	1,077	1,749	2,202
Selling and marketing	14,414	17,999	26,956	30,767
Research and development	3,355	3,568	5,537	6,203
General and administrative	3,424	1,711	6,822	3,450
Total operating expenses	21,963	24,355	41,064	42,622
Income from operations	3,262	4,974	11,333	11,638
Other income (expense), net:
Interest income, net	350	251	678	435
Other (expense) income, net	(422)	629	(628)	52
Change in fair value of warrant liability	2,913	—	7,201	—
Loss on disposal of assets, net	(68)	—	(68)	—
Income before income taxes	6,035	5,854	18,516	12,125
Provision for income taxes	(1,497)	(2,084)	(4,043)	(4,138)
Net income	4,538	3,770	14,473	7,987
Net income attributable to noncontrolling interest	1,010	1,917	3,413	3,890
Net income attributable to common stockholders	$3,528	$1,853	$11,060	$4,097
Net income per share attributable to common stockholders:
Basic	$0.04	$0.03	$0.13	$0.06
Diluted	$0.01	$0.02	$0.04	$0.05
Weighted average shares used in calculating net income per share attributable to common stockholders:
Basic	85,502,403	63,588,119	84,384,141	63,588,119
Diluted	104,325,463	78,904,324	102,421,084	78,909,408

Other comprehensive income:
Net income	$4,538	$3,770	$14,473	$7,987
Foreign currency translation adjustments	(420)	(3,634)	(561)	(2,736)
Comprehensive income	4,118	136	13,912	5,251
Net income attributable to noncontrolling interest	1,010	1,917	3,413	3,890
Foreign currency translation adjustments attributable to noncontrolling interest	(146)	(1,608)	(195)	(1,213)
Comprehensive income attributable to noncontrolling interest	864	309	3,218	2,677
Comprehensive income (loss) attributable to common stockholders	$3,254	$(173)	$10,694	$2,574

The accompanying notes are an integral part of these condensed consolidated financial statements.

Gyre Therapeutics, Inc.

Condensed Consolidated Statements of Convertible Preferred Stock and Equity

(In thousands, except share amounts)

(Unaudited)

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Statutory		Accumulated Other Comprehensive	Total Gyre Stockholders’	Non-controlling	Total
	Shares	Amount	Shares	Amount	Capital	Reserve	Accumulated Deficit	Loss	(Deficit) Equity	Interest	Equity
Balance at December 31, 2023	13,151	$64,525	76,595,616	$77	$68,179	$3,098	$(85,538)	$(1,644)	$(15,828)	$29,777	$13,949
Stock-based compensation expense	—	—	—	—	11	—	—	—	11	—	11
Stock options exercised	—	—	60,297	—	492	—	—	—	492	—	492
Convertible preferred stock conversion	(13,151)	(64,525)	8,767,333	8	64,517	—	—	—	64,525	—	64,525
Foreign currency translation adjustments	—	—	—	—	—	—	—	(92)	(92)	(49)	(141)
Net income	—	—	—	—	—	—	7,532	—	7,532	2,403	9,935
Balance at March 31, 2024	—	—	85,423,246	85	133,199	3,098	(78,006)	(1,736)	56,640	32,131	88,771
Stock-based compensation expense	—	—	—	—	16	—	—	—	16	—	16
Stock options exercised	—	—	114,528	—	441	—	—	—	441	—	441
Foreign currency translation adjustment	—	—	—	—	—	—	—	(274)	(274)	(146)	(420)
Net income	—	—	—	—	—	—	3,528	—	3,528	1,010	4,538
Balance at June 30, 2024	—	$—	85,537,774	$85	$133,656	$3,098	$(74,478)	$(2,010)	$60,351	$32,995	$93,346

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Statutory	Retained Earnings	Accumulated Other Comprehensive	Total Gyre Stockholders’	Non-controlling	Total
	Shares	Amount	Shares	Amount	Capital	Reserve		(Loss) Income	Equity	Interest	Equity
Balance at December 31, 2022	—	$—	63,588,119	$64	$32,795	$2,660	$7,395	$(392)	$42,522	$29,695	$72,217
Foreign currency translation adjustments	—	—	—	—	—	—	—	503	503	395	898
Net income	—	—	—	—	—	—	2,244	—	2,244	1,973	4,217
Balance at March 31, 2023	—	$—	63,588,119	$64	$32,795	$2,660	$9,639	$111	$45,269	$32,063	$77,332
Foreign currency translation adjustment	—	—	—	—	—	—	—	(2,026)	(2,026)	(1,608)	(3,634)
Net income	—	—	—	—	—	—	1,853	—	1,853	1,917	3,770
Balance at June 30, 2023	—	$—	63,588,119	$64	$32,795	$2,660	$11,492	$(1,915)	$45,096	$32,372	$77,468

The accompanying notes are an integral part of these condensed consolidated financial statements.

Gyre Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2024	2023
Operating Activities
Net income	$14,473	$7,987
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	27	—
Equity in loss of unconsolidated affiliate	—	446
Depreciation and amortization	643	584
Noncash lease expense	300	198
Amortization of land use rights	20	20
Deferred income taxes, net	(410)	(558)
Bad debt expense and other non-cash items	99	(53)
Accrued interest on certificates of deposit	(486)	(285)
Change in fair value of long-term receivable	(117)	—
Change in fair value of derivative liabilities	117	—
Change in fair value of warrant liability	(7,201)	—
Loss on disposal of property and equipment	68	—
Changes in operating assets and liabilities:
Accounts and note receivables	(3,277)	3,461
Inventories	(1,385)	642
Prepaid and other assets	(2,181)	(655)
Income tax payable	(2,766)	693
Accounts payable	(83)	39
Other noncurrent liabilities	19	(823)
Due to related parties	114	526
Accrued expenses and other liabilities	(2,171)	2,956
Operating lease liabilities	1,588	(228)
Net cash (used in) provided by operating activities	(2,609)	14,950
Investing Activities
Acquisition of intangible assets	—	(66)
Purchase of certificates of deposit	(14,074)	(11,548)
Purchase of property and equipment	(1,687)	(4,219)
Proceeds from sale of equipment	268	134
Net cash used in investing activities	(15,493)	(15,699)
Financing Activities
Deferred financing costs	(119)	—
Proceeds from the exercise of stock options	933	—
Net cash provided by financing activities	814	—
Effect of exchange rate changes on cash and cash equivalents	(124)	(700)
Net decrease in cash and cash equivalents	(17,412)	(1,449)
Cash and cash equivalents at beginning of the period	33,509	25,175
Cash and cash equivalents at end of the period	$16,097	$23,726

Supplemental Disclosure of Non-Cash Financing and Investing Activities:
Convertible preferred stock conversion	$64,525	$—
Non-cash acquisition of property and equipment through prepaid conversion	$—	$455
Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$7,220	$4,003

The accompanying notes are an integral part of these condensed consolidated financial statements.

Gyre Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	Nature of Operations and Liquidity

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

Liquidity

For the six months ended June 30, 2024, the Company had net income of $14.5 million, while net cash used in operating activities was $2.6 million. As of June 30, 2024, the Company had an accumulated deficit of $74.5 million and cash and cash equivalents of $16.1 million. Based on the Company’s current operating plan, management believes that existing cash and cash equivalents, cash flows from operations, and access to capital markets will be sufficient to fund the Company’s operating activities and obligations for at least 12 months following the issuance of these condensed consolidated financial statements.

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

Concentration of Credit Risk

In May 2015, a new Deposit Insurance System (“DIS”) managed by the People’s Bank of China was implemented by the Chinese government. Deposits in the licensed banks in mainland China are protected by DIS, up to a limit of Chinese Renminbi (“RMB”) 500,000. The Company maintains cash and deposits at commercial banks in excess of the amount protected by DIS and the Federal Deposit Insurance Corporation and in the event of bankruptcy of one of these financial institutions, the Company may be unable to claim its deposits back in full. Management believes that these financial institutions are of high credit quality and continually monitors the creditworthiness of these financial institutions. As of June 30, 2024 and December 31, 2023, the Company had cash and cash equivalents of $16.1 million and $33.5 million, and long-term certificates of deposit of $28.8 million and $23.4 million, respectively. In addition, the Company had short-term bank deposits of $9.0 million as of June 30, 2024. $49.4 million cash and cash equivalents, short-term bank deposits and long-term certificates of deposits exceeded the PRC DIS coverage for both periods ended June 30, 2024 and December 31, 2023.

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

Concentration of Customer Risk

For the three months ended June 30, 2024, the Company had three customers, Sinopharm Group Co., Ltd. ("Sinopharm"), China Resources Pharmaceutical Group Ltd. (“Resources Pharmaceutical”), and Shanghai Pharmaceuticals Holding Co., Ltd. (“Shanghai Pharmaceuticals”), who accounted for approximately 49.2%, 13.7% and 13.1% of total revenue, respectively. For the three months ended June 30, 2023, the Company had three customers, Sinopharm, Resources Pharmaceutical, and Shanghai Pharmaceuticals who accounted for approximately 52.9%, 13.2% and 11.5% of total revenue, respectively.

For the six months ended June 30, 2024, the Company had three customers, Sinopharm, Resources Pharmaceutical, and Shanghai Pharmaceuticals, who accounted for approximately 48.2%, 15.5% and 12.1% of total revenue, respectively. For the six months ended June 30, 2023, the Company had three customers, Sinopharm, Resources

Pharmaceutical, and Shanghai Pharmaceuticals who accounted for approximately 51.4%, 13.3% and 11.0% of total revenue, respectively. All customers are located in mainland China.

As of June 30, 2024 and December 31, 2023, the Company had one customer Sinopharm, who accounted for approximately 45.5% and 50.5% of accounts receivable, respectively.

Foreign Currency Risk

The RMB is not a freely convertible currency. The State Administration for Foreign Exchange, under the authority of the People’s Bank of China, controls the conversion of RMB into other currencies. The value of the RMB is subject to changes in central government policies and to international economic and political developments affecting supply and demand in the China Foreign Exchange Trading System market. 75.3% of the Company’s cash and cash equivalents, and 100% of the Company’s short-term bank deposits and long-term certificates of deposit as of June 30, 2024, in the amount of $12.1 million, $9.0 million and $28.8 million, respectively, were denominated in RMB.

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

New Accounting Pronouncements – Issued But Not Yet Adopted

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures (Topic 740). The ASU requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as additional information on income taxes paid. The ASU is effective on a prospective basis for annual periods beginning after December 15, 2024. Early adoption is permitted. This ASU will result in the required additional disclosures being included in the Company’s consolidated financial statements, once adopted. The Company plans to adopt ASU 2023-09 and related updates as of January 1, 2025. The Company is in the process of assessing the impact of adoption of this standard on its consolidated financial statements.

3.	Fair Value Measurements and Financial Instruments

For a description of the fair value hierarchy and the Company’s fair value methodology, see Note 2 – Summary of Significant Accounting Policies in the Annual Report. There were no significant changes in these methodologies during the six months ended June 30, 2024. As of June 30, 2024, the Company’s highly liquid money market funds are included within cash equivalents.

The following tables present the fair value hierarchy for assets and liabilities measured at fair value on a recurring basis as of June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds(1)	$2,884	$—	$—	$2,884
Long-term receivable from GCBP	—	—	4,839	4,839
Total financial assets	$2,884	$—	$4,839	$7,723

Financial liabilities:
CVR derivative liability, noncurrent	$—	$—	$4,839	$4,839
Warrant liability, noncurrent	—	—	5,634	5,634
Total financial liabilities	$—	$—	$10,473	$10,473

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds(1)	$5,860	$—	$—	$5,860
Long-term receivable from GCBP	—	—	4,722	4,722
Total financial assets	$5,860	$—	$4,722	$10,582

Financial liabilities:
CVR derivative liability	$—	$—	$4,722	$4,722
Warrant liability, noncurrent	—	—	12,835	12,835
Total financial liabilities	$—	$—	$17,557	$17,557

(1)
Included in cash and cash equivalents on the accompanying condensed consolidated balance sheets.

The carrying amounts of cash, accounts and note receivables, net, other receivables, accounts payable, due to related parties, CVR excess closing cash payable, and accrued liabilities approximate their fair values due to the short-term maturity of these instruments.

During the six months ended June 30, 2024 and the year ended December 31, 2023, there were no transfers of fair value measurement between Level 1 and Level 2 and no transfers into or out of Level 3 for both financial assets and liabilities.

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

The long-term receivable and the corresponding CVR derivative liability, noncurrent relate to the asset purchase agreement with GC Biopharma Corp. (“GCBP”). The fair value of this long-term receivable and derivative liability is based on significant unobservable inputs, which represent Level 3 measurements within the fair value hierarchy. The estimated fair value of the long-term receivable and CVR derivative liability, noncurrent was determined based on the anticipated amount and timing of projected cash flows to be received from GCBP pursuant to the GCBP asset purchase agreement discounted to their present values using an estimated discount rate of 5.05%. As of June 30, 2024, the Company expects to receive a $5.0 million hold-back payment from GCBP in the first quarter of 2025, which will be distributed, net of expenses, to the CVR Holders. The change in fair value of the long-term receivable from GCBP and the corresponding CVR derivative liability, noncurrent was recorded in interest and other income, net on the condensed consolidated statement of operations and comprehensive income.

Warrant Liability

In October 2023, Catalyst entered into a Securities Purchase Agreement for a private placement with GNI USA (the “Private Placement”). The Private Placement closed immediately following the Contributions, on October 30, 2023. Upon closing of the Private Placement, the Company issued 811 shares of Series X Convertible Preferred Stock, par value $0.001 per share (the “Convertible Preferred Stock”), and warrants to purchase up to 811 shares of Convertible Preferred Stock (the “Preferred Stock Warrants”) to GNI USA for an aggregate purchase price of approximately $5.0 million. The Preferred Stock Warrants are immediately exercisable at an exercise price of $4,915.00 per share of Convertible Preferred Stock and expire on October 30, 2033. The number of shares of common stock issuable upon exercise and conversion of the Preferred Stock Warrants is 540,666. The Company accounted for the Private Placement as a non-arm’s length transaction. The Preferred Stock Warrants were initially recognized at fair value upon issuance and the remaining proceeds from the Private Placement were allocated to the Convertible Preferred Stock.

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

The fair value of the warrant liability is estimated based on the Black-Scholes option pricing model using the following weighted-average assumptions:

	June 30, 2024	December 31, 2023
Share price	$11.93	$25.70
Exercise price	$4,915.00	$4,915.00
Dividend yield	—%	—%
Risk-free interest	4.35%	3.88%
Term (years)	9.33	9.83
Expected volatility	83.00%	84.00%

The following table sets forth the changes in the estimated fair value of the Company’s Level 3 financial assets and liabilities (in thousands):

	Long-term receivable	CVR derivative	Warrant
	from GCBP	liability, noncurrent	liability
Balance at December 31, 2023	$4,722	$4,722	$12,835
Changes in fair value	117	117	(7,201)
Balance at June 30, 2024	$4,839	$4,839	$5,634

Financial Instruments

Cash equivalents consisted of the following (in thousands):

June 30, 2024	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Money market funds (cash equivalents)	$2,884	$—	$—	$2,884
Total financial assets	$2,884	$—	$—	$2,884
Classified as:
Cash and cash equivalents				$2,884
Total financial assets				$2,884

December 31, 2023	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Money market funds (cash equivalents)	$5,860	$—	$—	$5,860
Total financial assets	$5,860	$—	$—	$5,860
Classified as:
Cash and cash equivalents				$5,860
Total financial assets				$5,860

4.	Balance Sheet Components

Inventories, net

Inventories, net of reserves of $11,000 and $46,000 as of June 30, 2024 and December 31, 2023, respectively, consisted of the following components (in thousands):

	June 30, 2024	December 31, 2023
Raw materials	$1,173	$919
Work in progress	2,916	1,997
Finished goods	1,546	1,365
Inventories, net	$5,635	$4,281

The provision for inventory and write-downs for the periods ended June 30, 2024 and December 31, 2023 were immaterial.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Accrued payroll and welfare	$5,658	$5,790
Accrued expenses - selling expenses	1,793	44
Supplier reimbursement	1,355	2,247
Accrued sales discount	850	903
Accrued expenses - general and administrative	472	1,190
Accrued expenses - research and development	94	161
Deferred government grants	40	40
Employee reimbursement	61	648
Accrued professional services	113	837
Other accrued liabilities	77	75
Accrued expenses and other current liabilities	$10,513	$11,935

Accounts and Note Receivables, Net

Accounts and note receivables, net consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Accounts receivable	$18,460	$15,204
Note receivable	302	389
Allowance for credit losses	(140)	(41)
Allowance and note receivables, net	$18,622	$15,552

Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Buildings	$18,278	$12,289
Construction in progress	301	7,875
Machinery and electronic devices	9,073	6,598
Furniture and fixtures	640	606
Motor vehicles	184	185
Property and equipment, gross	28,476	27,553
Less: Accumulated depreciation	(4,804)	(4,265)
Property and equipment, net	$23,672	$23,288

5.	Intangible Assets

The gross carrying amounts and accumulated amortization of the Company’s intangible assets with determinable lives as of June 30, 2024 and December 31, 2023 were as follows (in thousands):

	June 30, 2024
	Gross carrying amount	Accumulated amortization	Intangible assets, net
Intangible assets with finite lives:
Technological know-how	$428	$(298)	$130
Computer software	170	(114)	56
Total intangible assets	$598	$(412)	$186

	December 31, 2023
	Gross carrying amount	Accumulated amortization	Intangible assets, net
Intangible assets with finite lives:
Technological know-how	$430	$(290)	$140
Computer software	171	(106)	65
Total intangible assets	$601	$(396)	$205

Intangible assets are carried at cost less accumulated amortization and impairment, if applicable, and the amortization expense is recorded in operating expenses. The weighted average amortization period for the intangible assets as of June 30, 2024 is 4.8 years.

Amortization expense was $8,500 and $48,000 for three months ended June 30, 2024 and 2023, respectively. Amortization expense was $16,000 and $93,000 for six months ended June 30, 2024 and 2023, respectively. Based on finite-lived intangible assets recorded as of June 30, 2024, the estimated future amortization expense is as follows (in thousands):

Estimated amortization expense
2024	$17
2025	34
2026	34
2027	33
2028	18
Thereafter	50
Total	$186

6.	Revenue

The Company’s product revenues were mainly generated from the sale of ETUARY. Sales of ETUARY accounted for 99.3% and 98.8% of total revenue for the three months ended June 30, 2024 and 2023, respectively. Sales of ETUARY accounted for 99.3% and 98.7% of total revenue for the six months ended June 30, 2024 and 2023, respectively.

Sales of Pharmaceutical Products

The Company generates revenue mostly through sales of ETUARY and certain generic drugs. The distributors are the Company’s direct customers, and sales to distributors account for 100.0% of revenue from ETUARY. The distributors sell ETUARY to outlets, including hospitals and other medical institutions, as well as pharmacies.

Product returns to date have not been significant and the Company has not considered it necessary to record a reserve for product returns. The Company’s product revenues were recognized at a point in time when the underlying product was delivered to the customer, which was when the customer obtained control of the product. Revenue from sales of pharmaceutical products was $25.2 million and $29.3 million for the three months ended June 30, 2024 and 2023, respectively. Revenue from sales of pharmaceutical products was $52.4 million and $54.3 million for the six months ended June 30, 2024 and 2023, respectively. All sales are generated in the PRC. Deferred revenue recognized for the three and six months ended June 30, 2024 were immaterial.

7.	Leases

Operating Leases

In April 2024, Gyre Pharmaceuticals entered into a lease arrangement for its new corporate headquarters, an approximately 2,130 square meter office space in Beijing, PRC, which lease is set to expire in June 2027. The lease for Gyre Pharmaceuticals’ former corporate headquarters, a 968 square meter office space in Beijing, PRC, expired in June 2024. In 2022, Gyre Pharmaceuticals secured a lease for an office space of approximately 180 square meters in Zhengzhou, PRC, which was renewed in July 2024 and is set to expire in August 2026. In November 2023, the Company secured a lease for its U.S. headquarters in San Diego, California, with the lease set to expire in the first quarter of 2027.

The Company also has multiple short-term leased properties used as offices and employee dormitories. The Company recorded a total of $17,000 and $23,000 in short-term rent expenses during the three months ended June 30, 2024 and 2023, respectively. The Company recorded a total of $35,000 and $49,000 in short-term rent expenses during the six months ended June 30, 2024 and 2023, respectively. The short-term rent expense amounts are recorded in operating expenses in the accompanying condensed consolidated statements of operations and comprehensive income.

As of June 30, 2024, the Company recorded an aggregate right-of-use asset of $2.1 million and an aggregate lease liability of $2.0 million in the accompanying condensed consolidated balance sheets.

For the three months ended June 30, 2024 and 2023, the Company’s operating lease expense was $0.1 million and $0.1 million, respectively. For the six months ended June 30, 2024 and 2023, the Company’s operating lease expense was $0.3 million and $0.2 million, respectively. Variable lease payments for the three and six months ended June 30, 2024 and 2023 were immaterial.

Supplemental cash flow information related to operating leases was as follows (in thousands):

	Six Months Ended June 30,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities	$383	$243

The present value assumptions used in calculating the present value of the lease payments were as follows:

	June 30, 2024	December 31, 2023
Weighted-average remaining lease term	2.9 years	2.2 years
Weighted-average discount rate	4.76%	4.78%

As of June 30, 2024, undiscounted future minimum payments under the Company’s operating leases were as follows (in thousands):

Amount
Remaining in 2024	$474
2025	735
2026	598
2027	281
Total undiscounted lease payments	2,088
Less: imputed interest	(132)
Total lease liabilities	1,956
Less: current portion of lease liabilities	(659)
Lease liabilities, net of current portion	$1,297

The Company is required to maintain security deposits of $0.4 million in connection with various leases, which amounts are included in other assets, noncurrent on the Company’s condensed consolidated balance sheets.

Land Use Rights

As of June 30, 2024, the Company held land use rights for two land parcels in Beijing’s Shunyi District, expiring in 2053, and in Cangzhou, Hebei Province, expiring from 2067 to 2070. These parcels, with a combined area of approximately 66,559 square meters, are utilized as manufacturing facilities. As of June 30, 2024, the aggregate recorded land use rights, net assets for these parcels was $1.5 million.

8.	Stockholders’ Equity

Common Stock

Common stock reserved for future issuance is as follows:

	June 30, 2024		December 31, 2023
Options issued and outstanding	18,103,967	[1]	18,280,548
Preferred Stock Warrants issued and outstanding	540,666		540,666
Convertible Preferred Stock issued and outstanding	—		8,767,332
Total common stock reserved	18,644,633		27,588,546

[1] Includes 7,815,396 options exercisable for shares of common stock, which underlying shares of common stock were transferred in the name of the Company to Futu Network Technology Limited, the stock plan administrator of the 2023 Omnibus Incentive Sub-Plan for Chinese Participants.

2021 ATM Program

On October 15, 2021, Catalyst entered into an Equity Distribution Agreement (the “ATM Agreement”) with Piper Sandler & Co. (“Piper Sandler”) as sales agent, pursuant to which Catalyst was previously able to offer and sell, from time to time, through Piper Sandler, shares of Catalyst’s common stock, par value of $0.001 per share, with aggregate gross sales proceeds of up to $50.0 million through an at-the-market offering program (the “ATM Program”). Catalyst was to pay Piper Sandler a commission of 3% of the gross proceeds of any shares sold. Catalyst also agreed to reimburse Piper Sandler for certain expenses incurred in connection with its services under the ATM Agreement, including up to $50,000 for legal expenses in connection with the establishment of the ATM Program.

Sales of shares of common stock under the ATM Program were previously made pursuant to the registration statement on Form S-3 (File No. 333-253874), which was declared effective by the SEC on May 3, 2021, and a related prospectus supplement filed with the SEC on October 15, 2021. The registration statement expired in May 2024 and the ATM Program was terminated. The Company wrote off $168,000 issuance cost during the quarter ended June 30, 2024.

Restricted Net Assets

Under PRC laws and regulations, Gyre Pharmaceuticals is subject to restrictions on foreign exchange and cross-border cash transfers, including to parent companies and U.S. stockholders. The ability to distribute earnings to the parent companies and U.S. stockholders is also limited. Current PRC regulations permit Gyre Pharmaceuticals to pay dividends to BJContinent Pharmaceuticals Limited (“BJC”) only out of its accumulated profits as determined in accordance with PRC accounting standards and regulations. Amounts restricted include paid-in capital and the statutory reserves of Gyre Pharmaceuticals. The aggregate amounts of restricted capital and statutory reserves of the relevant subsidiaries not available for distribution were $64.3 million as of June 30, 2024 and December 31, 2023.

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

There were no appropriations to these reserves during the six months ended June 30, 2024 or during the year ended December 31, 2023.

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

The following table summarizes stock option activity considering the conversion of Gyre Pharmaceuticals options to Gyre options to purchase shares of Gyre common stock upon completion of the Contributions:

	Number of Shares Underlying Outstanding Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)
Outstanding — December 31, 2023	18,280,548	$1.49	6.9
Options granted	1,866	$17.86
Options exercised	(174,825)	$5.33
Options forfeited and cancelled	(3,622)	$22.85
Outstanding — June 30, 2024	18,103,967	$1.45	6.6
Exercisable — June 30, 2024	18,092,771	$1.44	6.6

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

Since no stock options were granted during the six months ended June 30, 2023, all weighted-average assumptions for that period were not applicable. The fair value of employee stock options granted during the three and six months ended June 30, 2024 and 2023 was estimated using the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Risk-free interest rate (%)	n/a	n/a	4.2%	n/a
Expected option life (in years)	n/a	n/a	6.0	n/a
Expected dividend yield (%)	n/a	n/a	—%	n/a
Volatility (%)	n/a	n/a	84.3%	n/a
Weighted average share price of the Company (USD per share)	n/a	n/a	$17.86	n/a

Total stock-based compensation expense recognized was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
General and administrative	$16	$—	$27	$—
Total stock-based compensation expense	$16	$—	$27	$—

As of June 30, 2024, the Company had an unrecognized stock-based compensation expense of $0.1 million, related to unvested stock option awards, which is expected to be recognized over an estimated weighted-average period of 2.5 years.

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

The following table sets forth the computation of EPS attributable to common stockholders, basic and diluted (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Net income	$4,538	$3,770	$14,473	$7,987
Less: Allocation of undistributed earnings to noncontrolling interest	1,010	1,917	3,413	3,890
Net income attributable to common stockholders - basic	$3,528	$1,853	$11,060	$4,097
Less: Change in fair value of warrant liability	2,913	—	7,201	—
Net income attributable to common stockholders - diluted	$615	$1,853	$3,859	$4,097

Denominator:
Basic common shares outstanding:
Weighted average common shares outstanding	85,502,403	63,588,119	84,384,141	63,588,119
Weighted average shares used in calculating net income per share attributable to common stockholders, basic	85,502,403	63,588,119	84,384,141	63,588,119

Dilutive potential common shares:
Weighted average of common stock options	16,453,298	15,316,205	16,688,181	15,321,289
Weighted average of Convertible Preferred Stock (as converted)	2,119,575	—	1,059,788	—
Weighted average of Preferred Stock Warrants (as converted)	250,187	—	288,974	—
Weighted average shares used in calculating net income per share attributable to common stockholders, diluted	104,325,463	78,904,324	102,421,084	78,909,408

Net income per share attributable to common stockholders:
Basic	$0.04	$0.03	$0.13	$0.06
Diluted	$0.01	$0.02	$0.04	$0.05

Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Options to purchase common stock	244,094	—	191,520	—
Total	244,094	—	191,520	—

12.	Commitments and Contingencies

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

On October 30, 2023, pursuant to the CVR Agreement, the Company recorded a $1.1 million CVR excess closing cash payable upon closing of the Contributions. The CVR excess closing cash payable is anticipated to be distributed among the CVR Holders. The balance of $0.3 million remained outstanding as of June 30, 2024.

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

Purchasing Commitments

Property and Equipment

The Company’s commitments related to purchase of property and equipment contracted but not yet reflected in the condensed consolidated financial statements were $1.6 million as of June 30, 2024 and were expected to be incurred within one year.

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

Research and Development Programs

In addition to the F351 program, as of June 30, 2024, Gyre Pharmaceuticals has committed to allocate $19.0 million toward future research and development activities for various programs.

Investment commitments

Other long-term investment

On June 28, 2024, Gyre Pharmaceuticals, as a limited partner, entered into a partnership agreement with other investors and subscribed up to $4.2 million for a maximum 18.9% equity interest in the partnership. On July 17, 2024, Gyre Pharmaceuticals paid the initial investment of approximately $1.7 million to the partnership. Pursuant to the partnership agreement, Gyre Pharmaceuticals, as a limited partner, shall not participate in any activities related to the management of the investment business. It may, however, appoint a member to the advisory committee of the partnership.

13.	Income Taxes

During the three and six months ended June 30, 2024, the Company recorded an income tax expense of approximately $1.5 million and $4.0 million. During the three and six months ended June 30, 2024 and 2023, the Company recorded the following income tax provision (in thousands) and effective tax rate:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Income tax provision	$1,497	$2,084	$4,043	$4,138
Effective tax rate	21.00%	35.60%	20.60%	34.13%

The change of effective tax rate for the three months ended June 30, 2024 and 2023 was primarily due the consummation of the Contributions in October 2023.

As of June 30, 2024, after consideration of certain limitations (see below), the Company had approximately $193.5 million federal and $10.5 million state net operating loss (“NOL”) carryforwards for U.S. tax purposes available to reduce future taxable income which, if unused, will begin to expire in 2037 for federal and 2034 for state tax purposes. The federal NOL carryforward includes $191.9 million that have an indefinite life.

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

Research and Development with GNI

Research and development fees paid to GNI during three and six months ended June 30, 2024 were $0.1 million. No research and development fees were paid to GNI during the three and six months ended June 30, 2023. As of June 30, 2024 and December 31, 2023, the Company had $1.5 million and $1.4 million related parties payable due to GNI.

Other Receivables from GNI

As of June 30, 2024 and December 31, 2023, the Company had recorded $1.3 million in other receivables from GNI, of which $0.8 million was from CPI’s restructuring transaction (see Note 8 – Restructuring in the Annual Report) and $0.5 million was from Gyre’s cost sharing with GNI.

15.	Employee Benefit Plans

Mainland China Contribution Plan

Pursuant to relevant PRC regulations, the Company is required to make contributions to various defined contribution plans organized by municipal and provincial PRC governments. The contribution for each employee is based on a percentage of the employee’s current compensation as required by the local government. The contributions are charged to profit or loss as they become payable in accordance with the rules of the central pension scheme. The total contributions for such employee benefits were $1.2 million and $1.0 million for the three months ended June 30, 2024 and 2023, respectively. The total contributions for such employee benefits were $2.4 million and $2.0 million for the six months ended June 30, 2024 and 2023, respectively.

Defined-Contribution Savings Plan

In the U.S., the Company maintains a defined-contribution savings plan pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended. The plan is available to employees who meet the minimum age and length of service requirements. The contributions made during the three and six months ended June 30, 2024 were immaterial.

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

Gyre Pharmaceuticals

Gyre Pharmaceuticals has one major commercial drug product, ETUARY, and several product candidates in pre-clinical and clinical development. Gyre Pharmaceuticals’ product revenues are mainly generated from the sale of ETUARY and certain generic drugs. Gyre Pharmaceuticals primarily sells its pharmaceutical products to distributors in the PRC, who ultimately sell the products to hospitals, other medical institutions and pharmacies. Gyre Pharmaceuticals also generates revenue from license agreements. However, the license agreements did not generate any revenue for the three and six months ended June 30, 2024 or 2023.

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

Segment information for the three and six months ended June 30, 2024 and 2023 is as follows (in thousands):

	Three Months Ended June 30, 2024
	Gyre Pharmaceuticals	Gyre	Other	Consolidated
Revenues	$25,225	$—	$—	$25,225
Cost of revenues	770	—	—	770
Gross profit	24,455	—	—	24,455
Operating expenses excluding cost of revenues:
Selling and marketing	14,414	—	—	14,414
Research and development	3,077	278	—	3,355
General and administrative	2,549	874	1	3,424
Total operating expenses excluding cost of revenues	20,040	1,152	1	21,193
Income (loss) from operations	$4,415	$(1,152)	$(1)	$3,262

Supplemental disclosure of stock-based compensation expense:
General and administrative	$—	$16	$—	$16
Stock-based compensation total	$—	$16	$—	$16

	Six Months Ended June 30, 2024
	Gyre Pharmaceuticals	Gyre	Other	Consolidated
Revenues	$52,397	$—	$—	$52,397
Cost of revenues	1,749	—	—	1,749
Gross profit	50,648	—	—	50,648
Operating expenses excluding cost of revenues:
Selling and marketing	26,956	—	—	26,956
Research and development	5,086	451	—	5,537
General and administrative	4,806	2,015	1	6,822
Total operating expenses excluding cost of revenues	36,848	2,466	1	39,315
Income (loss) from operations	$13,800	$(2,466)	$(1)	$11,333

Supplemental disclosure of stock-based compensation expense:
General and administrative	$—	$27	$—	$27
Stock-based compensation total	$—	$27	$—	$27

	Three Months Ended June 30, 2023
	Gyre Pharmaceuticals	Gyre	Other	Consolidated
Revenues	$29,329	$—	$—	$29,329
Cost of revenues	1,077	—	—	1,077
Gross profit	28,252	—	—	28,252
Operating expenses excluding cost of revenues:
Selling and marketing	17,999	—	—	17,999
Research and development	3,568	—	—	3,568
General and administrative	1,174	—	537	1,711
Total operating expenses excluding cost of revenues	22,741	—	537	23,278
Income (loss) from operations	$5,511	$—	$(537)	$4,974

Supplemental disclosure of stock-based compensation expense:
Stock-based compensation total	$—	$—	$—	$—

	Six Months Ended June 30, 2023
	Gyre Pharmaceuticals	Gyre	Other	Consolidated
Revenues	$54,260	$—	$—	$54,260
Cost of revenues	2,202	—	—	2,202
Gross profit	52,058	—	—	52,058
Operating expenses excluding cost of revenues:
Selling and marketing	30,767	—	—	30,767
Research and development	6,203	—	—	6,203
General and administrative	2,896	—	554	3,450
Total operating expenses excluding cost of revenues	39,866	—	554	40,420
Income (loss) from operations	$12,192	$—	$(554)	$11,638

Supplemental disclosure of stock-based compensation expense:
Stock-based compensation total	$—	$—	$—	$—

The table below presents total assets as of June 30, 2024 and December 31, 2023.

	June 30, 2024
	Gyre Pharmaceuticals	Gyre	Other	Consolidated
Total assets	$109,484	$10,533	$912	$120,929

	December 31, 2023
	Gyre Pharmaceuticals	Gyre	Other	Consolidated
Total assets	$101,761	$13,865	$913	$116,539

The table below only includes cash outflows for the purchase of property and equipment and excludes non-cash activities.

	Six Months Ended June 30, 2024
	Gyre Pharmaceuticals	Gyre	Other	Consolidated
Purchase of property and equipment	$1,673	$14	$—	$1,687

	Six Months Ended June 30, 2023
	Gyre Pharmaceuticals	Gyre	Other	Consolidated
Purchase of property and equipment	$4,219	$—	$—	$4,219

17.	Subsequent Events

None.

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

Overview

We are a financially-sustainable commercial-stage biotechnology company with a record of financial success that develops and commercializes small-molecule anti-inflammatory and anti-fibrotic drugs targeting organ diseases, focusing specifically on organ fibrosis. Fibrotic diseases represent a large patient population with significant unmet medical needs. Fibrosis involves a complex, multi-stage process with multiple pathways. While there are numerous potential targets for anti-fibrotic therapy, both established and emerging, addressing a single molecular pathway may not be sufficient to prevent, halt, or reverse fibrosis.

Our strategy is to use our experience in the successful development and commercialization of ETUARY® (Pirfenidone) to expand into new indications and develop similar drug candidates. Pirfenidone, the first anti-fibrotic drug approved for idiopathic pulmonary fibrosis (“IPF”) in Japan, the European Union, the United States, and the People’s Republic of China (“PRC”), is a small molecule drug that inhibits the synthesis of Transforming Growth Factor (“TGF”)-ß1, Tumor Necrosis Factor-α, and other fibrosis and inflammation modulators. We have obtained approval for ETUARY (pirfenidone) in the PRC for IPF.

Gyre Pharmaceuticals successfully advanced Pirfenidone from research and development to commercialization in the PRC for the treatment of IPF. In addition to IPF, Pirfenidone is undergoing three additional Phase 3 clinical trials for connective tissue disease-associated interstitial lung diseases (sclerosis-related interstitial lung disease and dermatomyositis-related interstitial lung disease) and pneumoconiosis to broaden its indications and market. In May 2024, Gyre Pharmaceuticals executed a comprehensive agreement with Jiangsu Wangao Pharmaceuticals Co., Ltd. to acquire the rights to nintedanib, a small-molecule drug for the treatment of IPF. With this acquisition, we acquired a second product approved for the treatment of idiopathic pulmonary fibrosis and expect to provide patients more choices and benefits, and further enhance Gyre Pharmaceuticals’ leading position in the pulmonary fibrosis market.

F351, our lead development candidate in both the United States and the PRC, is a structural derivative of ETUARY (Pirfenidone). It is a new oral chemical entity with an anti-fibrotic, TGF-ß1-targeting mechanism of action. Studies suggest that F351 and its major metabolites have minimal drug-drug interaction risks. We are prioritizing F351 for the treatment of liver fibrosis due to the large potential addressable market and significant unmet need.

Gyre Pharmaceuticals has completed a Phase 2 trial of F351 in the PRC for chronic hepatitis B (“CHB”)-associated liver fibrosis. The Phase 2 trial showed that F351 was well-tolerated without notable toxicity and patients treated showed statistically-significant improvement of liver fibrosis, with the best efficacy results achieved at 270 mg/day dosing. Based on these results, a confirmatory Phase 3 trial is ongoing in the PRC with a primary endpoint of the reduction of the liver fibrosis score (Ishak Scoring System) by at least one grade after taking F351 in combination with Entecavir. The enrollment of 248 patients for the confirmatory Phase 3 trial has been completed, with the last patient expected to complete the 52-week study by the end of 2024 and clinical results expected by early 2025.

In the United States, we have completed a Phase 1 clinical trial of F351 in healthy volunteers. We are preparing an investigational new drug (“IND”) application and expect to submit it in late 2024. Following results from the PRC Phase 3 trial in CHB-associated liver fibrosis and pending approval of our IND, we expect to initiate a Phase 2a trial to evaluate F351 for the treatment of non-alcoholic steatohepatitis-associated liver fibrosis in 2025.

In parallel, we are also conducting a randomized, double-blind, placebo-controlled Phase 2 clinical trial in the PRC to assess the safety and efficacy of F573, a caspase inhibitor for the treatment of acute/acute on-chronic liver failure. In addition, in May 2024, we obtained the approval from the PRC’s National Medical Products Administration (“NMPA”) for the IND to launch a new clinical trial in the PRC of another new drug candidate, F230, a selective endothelin receptor agonist for the treatment of pulmonary arterial hypertension. We are preparing for the anticipated launch of the clinical trial in the PRC.

In June 2024, Gyre Pharmaceuticals received approval from the NMPA for avatrombopag maleate tablets for the treatment of thrombocytopenia (“TP”) associated with chronic liver disease (“CLD”) in adult patients undergoing elective diagnostics procedures or therapy. TP is the most common hematologic complication in patients with CLD and can be life threatening in severe cases. Avatrombopag is an oral thrombopoietin receptor agonist. Avatrombopag was approved by the U.S. Food and Drug Administration for the treatment of adults with CLD-associated TP in May 2018, and its indication was subsequently expanded to include the treatment of immune thrombocytopenia in June 2019. Gyre Pharmaceuticals acquired avatrombopag under a transfer agreement with Nanjing Healthnice Pharmaceutical Technology, Co., Ltd. (“Nanjing Healtnice”) in June 2021.

Nasdaq Continued Listing Requirements Compliance

On June 28, 2024, Nassim Usman, Ph.D. resigned from our Board of Directors (the “Board”) and stepped down as a chair of the Audit Committee of the Board (the “Audit Committee”), effective as of June 30, 2024. Dr. Usman’s resignation was not due to any disagreements with the Company relating to our operations, policies or practices. In connection with his resignation, we agreed to a full acceleration of all of Dr. Usman's outstanding stock options (the “Outstanding Option Awards”). On June 30, 2024, we notified Nasdaq that, following Dr. Usman’s resignation as a member of the Board and as a member of the Audit Committee, we have a vacancy on our Audit Committee and intend to rely on the cure period set forth in the Nasdaq Listing Rules while we recruit a new Audit Committee member.

On July 2, 2024, we received a letter from Nasdaq confirming that we are no longer in compliance with Nasdaq’s audit committee composition requirements as set forth in Nasdaq Listing Rule 5605, which requires that the audit committee of a listed company be comprised of at least three “independent directors” (as defined in Nasdaq Listing Rule 5605(a)(2)). Pursuant to Nasdaq Listing Rule 5605(c)(4), we intend to rely on the cure period to reestablish compliance with Nasdaq Listing Rule 5605. The cure period is generally defined as until the earlier of our next annual meeting of stockholders or June 30, 2025.

In June 2024, the former Audit Committee Chair of the Company stepped down from the position. On August 6, 2024, we appointed a new Audit Committee Chair, Rodney Nussbaum.

On August 6, 2024, the Board appointed David Epstein, Ph.D. as a Class II director to serve until our 2026 Annual Meeting of Stockholders and until his successor is duly elected and qualified. Dr. Epstein was also appointed as a member of the Board’s Audit Committee and Compensation Committee. On August 9, 2024, we informed Nasdaq that, following Dr. Epstein’s appointment as a member of the Board and as a member of the Audit Committee we regained compliance with Nasdaq’s audit committee composition requirements as set forth in Nasdaq Listing Rule 5605, which requires that the audit committee of a listed company be comprised of at least three “independent directors” (as defined in Nasdaq Listing Rule 5605(a)(2)).

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

Private Placement and Securities Purchase Agreement

On October 27, 2023, we entered into the Securities Purchase Agreement for a private placement with GNI USA (the “Private Placement”). Pursuant to the Securities Purchase Agreement, GNI USA agreed to purchase (i) 811 shares of Series X Convertible Preferred Stock, par value $0.001 per share (the “Convertible Preferred Stock”) and (ii) warrants to purchase up to 811 shares of Convertible Preferred Stock (the “Preferred Stock Warrants”) for an aggregate purchase price of $5.0 million. The Private Placement closed immediately after the closing of the Contributions.

The Preferred Stock Warrants are exercisable at an exercise price of $4,915.00 per share of Convertible Preferred Stock and expire on October 30, 2033. In January 2024, all shares of Convertible Preferred Stock were converted into Gyre common stock. The Preferred Stock Warrants issued are considered freestanding financial instruments and classified as a liability.

Jiangsu Wangao Agreement

In May 2024, Gyre Pharmaceuticals entered into an agreement with Jiangsu Wangao Pharmaceuticals Co., Ltd. (the “Jiangsu Wangao Agreement”), effective from May 7, 2024 to May 6, 2035. Pursuant to the Jiangsu Wangao Agreement, Gyre Pharmaceuticals obtained the drug registration certificate for and became the marketing authorization holder of nintedanib, a small-molecule drug for the treatment of idiopathic pulmonary fibrosis, within the PRC. The total minimum payments under the Jiangsu Wangao Agreement are RMB 35.0 million, or approximately $4.8 million, based on the May 7, 2024 spot exchange rate. This includes an upfront transfer fee of RMB 15.0 million, or approximately $2.1 million, payable in three installments, and subsequent low- to mid-single-digit royalty payments over eight years following the commencement of sales. Additionally, Gyre Pharmaceuticals will bear the costs associated with relocating the production site to a designated location and will cover all expenses related to the manufacturing process.

Financial Operations Overview

During the three months ended June 30, 2024, we had net income of $4.5 million and net income attributable to common stockholders of $3.5 million. For the six months ended June 30, 2024, we had net income of $14.5 million and a net income attributable to common stockholders of $11.1 million. During the three months ended June 30, 2023, we had net income of $3.8 million and a net income attributable to common stockholders of $1.9 million. During six months ended June 30, 2023, we had net income of $8.0 million and a net income attributable to common stockholders of $4.1 million. As of June 30, 2024, we had an accumulated deficit of $74.5 million and cash and cash equivalents of $16.1 million. As of December 31, 2023, we had an accumulated deficit of $85.5 million and cash and cash equivalents of $33.5 million.

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

Research and development costs consist primarily of costs related to the pre-clinical and clinical development of our product candidates, which include payroll and other personnel-related expenses, laboratory supplies and reagents, contract research and development services for pre-clinical research and clinical trials, materials, and consulting costs, as well as allocations of facilities, depreciation, and other overhead costs.

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

Other (Expense) Income, Net

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

Other expenses consist of any non-operating costs, such as loss from equity method investments.

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

Results of Operations

Comparison of the three months ended June 30, 2024 and 2023

The following table summarizes our results of operations for the periods presented (in thousands, except percentage change):

	Three Months Ended June 30,
	2024	2023	Change ($)	Change (%)
Revenues	$25,225	$29,329	$(4,104)	(14)%
Cost of revenues	770	1,077	(307)	(29)%
Gross profit	24,455	28,252	(3,797)	(13)%
Operating expenses excluding cost of revenues:
Selling and marketing	14,414	17,999	(3,585)	(20)%
Research and development	3,355	3,568	(213)	(6)%
General and administrative	3,424	1,711	1,713	100%
Total operating expenses excluding cost of revenues	21,193	23,278	(2,085)	(9)%
Income from operations	3,262	4,974	(1,712)	(34)%
Other income (expense), net:
Interest income, net	350	251	99	39%
Other (expense) income, net	(422)	629	(1,051)	(167)%
Change in fair value of warrant liability	2,913	—	2,913	*
Loss on disposal of assets, net	(68)	—	(68)	*
Income before income taxes	6,035	5,854	181	3%
Provision for income taxes	(1,497)	(2,084)	587	(28)%
Net income	4,538	3,770	768	20%
Net income attributable to noncontrolling interest	1,010	1,917	(907)	(47)%
Net income attributable to common stockholders	$3,528	$1,853	$1,675	90%

*Not meaningful

Revenues

Revenues for the three months ended June 30, 2024 and 2023 were $25.2 million and $29.3 million, respectively. The $4.1 million decrease was primarily driven by a $3.9 million decrease in sales volume due to normalized anti-fibrosis drug sales. In the first half of 2023, a surge in COVID infection among the overall population in the PRC temporarily increased the anti-fibrosis auxiliary treatment by ETUARY from COVID-19. Further, $0.2 million of revenues were negatively impacted by the foreign currency exchange rate as compared to the same period in the prior year.

Cost of Revenues

Cost of revenues for the three months ended June 30, 2024 and 2023 was $0.8 million and $1.1 million, respectively. The decrease was primarily driven by a $0.1 million in factory stoppage loss due to factory renovation in 2023 and a $0.1 million due to the decrease of sales quantity.

Selling and Marketing Expenses

Selling and marketing expenses decreased by $3.6 million, or 20%, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. The decrease was primarily driven by a $2.6 million decrease in conference costs due to a decrease in conference activity, a $0.5 million decrease in promotional expenses, a $0.4 million decrease in staff cost as well as a $0.2 million decrease in other expenses, partially offset by a $0.1 million increase in traveling expenses.

Research and Development Expenses

The table below details our costs for research and development for the periods presented (in thousands, except percentage change):

	Three Months Ended June 30,
	2024	2023	Change ($)	Change (%)
Direct program expenses:
Clinical trials	$1,632	$1,319	$313	24%
Materials and utilities	443	731	(288)	(39)%
Pre-clinical research	25	392	(367)	(94)%
Indirect expenses:
Personnel-related costs	797	988	(191)	(19)%
Facilities, depreciation and other	458	138	320	232%
Total research and development expenses	$3,355	$3,568	$(213)	(6)%

Research and development expenses decreased by $0.2 million, or 6%, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. The $0.5 million decrease from Gyre Pharmaceuticals was primarily driven by a $0.2 million decrease in staff cost due to the decrease of the headcounts in the department, a $0.1 million decrease in pre-clinical research expense and clinical trial costs, and a $0.2 million decrease in materials and utilities. These decreases were partially offset by a $0.3 million increase in Gyre Therapeutics research costs for F351 stability testing.

General and Administrative Expenses

General and administrative expenses increased by $1.7 million, or 100%, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. The increase was primarily driven by costs associated with being a public company, including a $0.9 million increase in functional and administrative department's personnel costs, a $0.6 million increase in miscellaneous expenses, and a $0.2 million increase in professional expense.

Other Income (Expense), Net

Interest income increased by $0.1 million, or 39%, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023, primarily due to additional investments in certificates of deposit.

Other income (expenses), net decreased by $1.1 million, or 167%, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. The decline was primarily due to a $0.9 million decrease in government grant, a $0.3 million decrease from the combination of equity method investments loss, foreign exchange losses, and miscellaneous non-operating expenses, offset by a $0.1 million increase in Gyre Pharmaceuticals' donation expense.

Change in fair value of warrant liability was $2.9 million for the three months ended June 30, 2024. It was related to the remeasurement of the Preferred Stock Warrants liability.

Provision for Income Taxes

Provision for income taxes was $1.5 million and $2.1 million for the three months ended June 30, 2024 and 2023, respectively. The decrease was primarily attributable to a lower profit from Gyre Pharmaceuticals’ operations for the three months ended June 30, 2024.

Comparison of the six months ended June 30, 2024 and 2023

The following table summarizes our results of operations for the periods presented (in thousands, except percentage change):

	Six Months Ended June 30,
	2024	2023	Change ($)	Change (%)
Revenues	$52,397	$54,260	$(1,863)	(3)%
Cost of revenues	1,749	2,202	(453)	(21)%
Gross profit	50,648	52,058	(1,410)	(3)%
Operating expenses excluding cost of revenues:
Selling and marketing	26,956	30,767	(3,811)	(12)%
Research and development	5,537	6,203	(666)	(11)%
General and administrative	6,822	3,450	3,372	98%
Total operating expenses excluding cost of revenues	39,315	40,420	(1,105)	(3)%
Income from operations	11,333	11,638	(305)	(3)%
Other income (expense), net:
Interest income, net	678	435	243	56%
Other (expense) income, net	(628)	52	(680)	(1308)%
Change in fair value of warrant liability	7,201	—	7,201	*
Loss on disposal of assets, net	(68)	—	(68)	*
Income before income taxes	18,516	12,125	6,391	53%
Provision for income taxes	(4,043)	(4,138)	95	(2)%
Net income	14,473	7,987	6,486	81%
Net income attributable to noncontrolling interest	3,413	3,890	(477)	(12)%
Net income attributable to common stockholders	$11,060	$4,097	$6,963	170%

Revenues

Revenues for the six months ended June 30, 2024 and 2023 were $52.4 million and $54.3 million, respectively. The $1.9 million decrease was primarily driven by a $0.8 million decrease in sales volume due to normalized anti-fibrosis drug sales. In the first half of 2023, a surge in COVID infection among the overall population in the PRC temporarily increased the anti-fibrosis auxiliary treatment by ETUARY from COVID-19. Further, $1.1 million of revenues were negatively impacted by the foreign currency exchange rate as compared to the same period in the prior year. To support future revenue growth, we acquired the rights to complementary assets and know-how relating to generic nintedanib for the treatment of IPF and plan to commercially launch Avatrombopag, both of which will be supported by our extensive sales and marketing platform across the PRC.

Cost of Revenues

Cost of revenues for the six months ended June 30, 2024 and 2023 was $1.7 million and $2.2 million, respectively. The decrease was primarily driven by a $0.3 million factory stoppage loss due to factory renovation in 2023, and a $0.3 million decrease in generic drug cost due to the decrease of sales, offset by a $0.2 million increase due to the increase of the staff cost and new equipment depreciation.

Selling and Marketing Expenses

Selling and marketing expenses decreased by $3.8 million, or 12%, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The decrease was primarily driven by a $0.5 million decrease in promotional expenses, and a $4.4 million decrease in conference costs due to a decrease in conference activity, offset by a $1.1 million increase in staff costs due to an increase in staff headcount.

Research and Development Expenses

The table below details our costs for research and development for the periods presented (in thousands, except percentage change):

	Six Months Ended June 30,
	2024	2023	Change ($)	Change (%)
Direct program expenses:
Clinical trials	$1,985	$2,151	$(166)	(8)%
Materials and utilities	945	1,269	(324)	(26)%
Pre-clinical research	174	647	(473)	(73)%
Indirect expenses:
Personnel-related costs	1,773	1,779	(6)	0%
Facilities, depreciation and other	660	357	303	85%
Total research and development expenses	$5,537	$6,203	$(666)	(11)%

Research and development expenses decreased by $0.7 million, or 11%, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The $1.2 million decrease from Gyre Pharmaceuticals was primarily driven by a $0.3 million decrease in materials and utilities, a $0.5 million decrease in pre-clinical research expenses, and a $0.4 million decrease in clinical trial costs. These decreases were offset by a $0.5 million increase from Gyre Therapeutics, which was primarily driven by a $0.3 million increase in clinical trial costs and a $0.2 million increase in research and development consulting fees.

General and Administrative Expenses

General and administrative expenses increased by $3.4 million, or 98%, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The increase was primarily driven by costs associated with being a public company, including a $1.4 million increase in functional and administrative department’s personnel costs from Gyre Pharmaceuticals, and a $2.0 million in general and administrative expenses in Gyre Therapeutics.

Other Income (Expense), Net

Interest income increased by $0.2 million, or 56%, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023, primarily due to additional investments in certificates of deposit.

Other income (expenses), net decreased by $0.7 million, or 1,308%, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The decrease was primarily due to a $0.9 million decrease in government grants, offset by a $0.2 million increase in miscellaneous non-operating expenses and Gyre Pharmaceuticals’ donation expense.

Change in fair value of warrant liability was $7.2 million for the six months ended June 30, 2024. It was related to the remeasurement of the Preferred Stock Warrants liability.

Provision for Income Taxes

Provision for income taxes was $4.0 million and $4.1 million for the six months ended June 30, 2024 and 2023, respectively. The decrease was primarily due to the projected effective tax rate decreased for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023.

Recent Accounting Pronouncements

Refer to Note 2 – Summary of Significant Accounting Policies to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report for more information about recent accounting pronouncements.

Liquidity and Capital Resources

Sources of Liquidity

As of June 30, 2024, we had cash and cash equivalents of $16.1 million, short-term bank deposits of $9.0 million and long-term certificates of deposit of $28.8 million, which are available to fund operations, and an accumulated deficit of $74.5 million. Our net income during the three and six months ended June 30, 2024 was $4.5 million and $14.5 million, while cash used in operating activities was $5.5 million and $2.6 million. We believe that our existing cash and cash equivalents, cash flows from operations, and access to capital markets will be sufficient to fund our operating activities and obligations for at least 12 months following the filing date of this Quarterly Report.

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

The following table summarizes our cash flows for the periods presented (in thousands):

	Six Months Ended June 30,
	2024	2023
Cash Flow Data:
Net cash (used in) provided by operating activities	$(2,609)	$14,950
Net cash used in investing activities	(15,493)	(15,699)
Net cash provided by financing activities	814	—
Effect of exchange rate changes on cash and cash equivalents	(124)	(700)
Net change in cash and cash equivalents	$(17,412)	$(1,449)

Cash Flows from Operating Activities

Cash used in operating activities for the six months ended June 30, 2024 was $2.6 million, reflecting our net income of $14.5 million, offset by non-cash items of $6.9 million primarily related to the change in fair value of warrant liability of $7.2 million. Additionally, cash used in operating activities reflected changes in net operating assets and liabilities of $10.1 million.

Cash provided by operating activities for the six months ended June 30, 2023 was $15.0 million, reflecting our net income of $8.0 million and additional positive non-cash items impact of $0.4 million. Additionally, cash provided by operating activities reflected changes in net operating assets and liabilities of $6.6 million.

Cash Flows from Investing Activities

Cash used in investing activities for the six months ended June 30, 2024 was $15.5 million, which consisted of $14.1 million in purchases of certificates of deposit and $1.7 million in purchases of property and equipment, partially offset by $0.3 million proceeds from sale of equipment.

Cash used in investing activities for the six months ended June 30, 2023 was $15.7 million, which consisted of $11.5 million in purchases of certificates of deposit and $4.2 million in purchases of property and equipment.

Cash Flows from Financing Activities

Cash provided by financing activities for the six months ended June 30, 2024 was $0.8 million due to deferred financing costs, as well as proceeds from the exercise of stock options. The Company did not have cash provided by financing activities for the six months ended June 30, 2023.

Restricted Net Assets

Under PRC laws and regulations, Gyre Pharmaceuticals is subject to restrictions on foreign exchange and cross-border cash transfers, including to parent companies and U.S. stockholders. The ability to distribute earnings to the parent companies and U.S. stockholders is also limited. Current PRC regulations permit Gyre Pharmaceuticals to pay dividends to BJC only out of its accumulated profits as determined in accordance with PRC accounting standards and regulations. Amounts restricted include paid-in capital and the statutory reserves of Gyre Pharmaceuticals. The aggregate amounts of restricted capital and statutory reserves of the relevant subsidiaries not available for distribution were $64.3 million as of June 30, 2024 and December 31, 2023. We do not expect the restrictions described above to have a material impact on our ability to meet our cash obligations.

Contractual Obligations and Other Commitments

Leases

We have entered into lease arrangements in (1) San Diego, California for our headquarters, which expires on the last day of the 38th full calendar month beginning on or after November 11, 2023, and (2) the PRC, for office and laboratory spaces through May 2027. As of June 30, 2024, our fixed lease payment obligations were $2.1 million, with $0.7 million payable within 12 months.

Other Contractual Obligations and Commitments

In June 2021, we entered into a transfer agreement with Nanjing Healthnice, an independent third party, pursuant to which Nanjing Healthnice agreed to transfer to us the avatrombopag maleate tablets for the treatment of CLD-associated thrombocytopenia and all relevant technologies, complete any research or trials and transfer to us all materials necessary for the application of marketing approval by CDE. We were approved by the NMPA as the marketing authorization holder of the avatrombopag maleate tablets on June 25, 2024. In exchange, we paid a total of approximately $2.3 million upon certain milestones (e.g., the completion of bioequivalence study, or the registration application to CDE) being met. We have completed the bioequivalence study and received CDE acceptance on August 1, 2022, and as of June 30, 2024, we have made total payments of approximately $1.8 million.

In September 2022, we entered into a transfer agreement with New Jiyuan (Beijing) Pharmaceutical Technology Co., Ltd. (“New Jiyuan”), an independent third party, pursuant to which New Jiyuan agreed to transfer to us the minocycline hydrochloride foam for the treatment of moderate to severe acne and all relevant technologies, complete product development and transfer to us all materials necessary for the application of marketing approval of CDE. Upon the completion of the transfer, we expect that we will be approved by NMPA as the marketing authorization holder of the minocycline hydrochloride foam. In exchange, we will pay a total amount of $1.0 million and the payments will be made by installments conditioned upon certain milestones (e.g., the completion of bioequivalence study, or the registration application to CDE) being met. Process verification has been completed. As of June 30, 2024, we have made total payments of approximately $0.7 million.

In December 2022, we entered into a transfer agreement with Hangzhou Baicheng Pharmaceutical Technology Co., Ltd. and Zhejiang CDMO Pharmaceutical Co., Ltd., an independent third party, pursuant to which Baicheng agreed to transfer to us the acetylcysteine injection for the treatment of respiratory diseases with excessive thick mucus discharge and all relevant technologies, assist us in completing any research, trial and other required procedures and transfer to us all materials necessary for the application of marketing approval of CDE. Upon the completion of this transfer agreement, we expect that we will be approved by NMPA as the marketing authorization holder of the acetylcysteine injection. We have received CDE acceptance on January 8, 2024. As of June 30, 2024, we have made payments totaling approximately $0.5 million under this agreement. Upon receiving the CDE’s final approval, we will make an additional $40,000 in payments.

Research and Development Programs

As of June 30, 2024, we have committed to allocate $31.7 million toward future research and development activities for various programs.

Property and Equipment

Our commitments related to the purchase of property and equipment contracted but not yet reflected in the unaudited consolidated condensed financial statements were $1.6 million as of June 30, 2024 and are expected to be incurred within one year.

Critical Accounting Policies and Estimates

There have been no significant changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in our Annual Report.

Smaller Reporting Company and Accelerated Filer Status

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

Based on the aggregate market value of our common stock held by non-affiliates as of June 30, 2024, we believe we will become a “large accelerated filer” and no longer qualify as a smaller reporting company as of December 31, 2024. Because we believe our non-accelerated filer status will expire on December 31, 2024, we may be required, pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002, to include in our Annual Report on Form 10-K for the year ending December 31, 2024 an attestation report as to the effectiveness of our internal control over financial reporting that is issued by our independent registered public accounting firm. In addition, beginning with our Quarterly Report on Form 10-Q for the quarter ending March 31, 2024, we expect to no longer be permitted to take advantage of the reduced reporting requirements applicable to smaller reporting companies.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company, as defined by Rule 12b-2 under the Securities and Exchange Act of 1934 and in Item 10(f)(1) of Regulation S-K, and are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of June 30, 2024, our management, with the participation and supervision of our principal executive officer and our principal financial officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2024 to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Trading Arrangements

None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the three months ended June 30, 2024, as such terms are defined under Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

The exhibits filed or furnished as part of this Quarterly Report are set forth below.

Exhibit Number	Exhibit Title	Form	File No.	Incorporated by reference Exhibit No.	Filing Date

2.1(a)†#	Asset Purchase Agreement, dated as of December 26, 2022, by and among Catalyst Biosciences, Inc., GNI Group Ltd., and GNI Hong Kong Limited.	8-K	000-51173	2.1	Dec. 27, 2022

2.1(b)	Agreement and Amendment to Asset Purchase Agreement, dated as of March 29, 2023, by and among Catalyst Biosciences, Inc., GNI Group Ltd., and GNI Hong Kong Limited.	8-K	000-51173	2.2	Mar. 30, 2023

2.2(a)#	Business Combination Agreement, dated as of December 26, 2022, by and among Catalyst Biosciences, Inc., GNI USA, Inc., GNI Group Ltd., GNI Hong Kong Limited, Shanghai Genomics, Inc., the individuals listed on Annex A thereto and Continent Pharmaceuticals Inc.	8-K	000-51173	2.2	Dec. 27, 2022

2.2(b)	Amendment to Business Combination Agreement, dated as of March 29, 2023, by and among Catalyst Biosciences, Inc., GNI USA, Inc., GNI Group Ltd., GNI Hong Kong Limited, Shanghai Genomics, Inc., the Minority Holders and Continent Pharmaceuticals Inc.	8-K	000-51173	2.1	Mar. 30, 2023

2.2(c)	Second Amendment to Business Combination Agreement, dated as of August 30, 2023, by and among Catalyst Biosciences, Inc., GNI USA, Inc., GNI Group Ltd., GNI Hong Kong Limited, Shanghai Genomics, Inc. and Continent Pharmaceuticals Inc.	8-K	000-51173	2.1	Aug. 31, 2023

3.1	Fourth Amended and Restated Certificate of Incorporation of the Company.	S-8	333-133881	4.1	May 8, 2006

3.2	Certificate of Amendment to Fourth the Amended and Restated Certificate of Incorporation of the Company.	8-K	000-51173	3.1	Aug. 20, 2015

3.3	Second Certificate of Amendment to the Fourth Amended and Restated Certificate of Incorporation of the Company.	8-K	000-51173	3.1	Feb. 10, 2017

3.4	Third Certificate of Amendment to the Fourth Amended and Restated Certificate of Incorporation of the Company.	8-K	000-51173	3.1	Oct. 30, 2023

3.5	Fourth Certificate of Amendment to the Fourth Amended and Restated Certificate of Incorporation of the Company.	8-K	000-51173	3.1	June 17, 2024

3.6	Amended and Restated Bylaws of the Company.	8-K	000-51173	3.3	Oct. 30, 2023

3.7(a)	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock, filed with the Delaware Secretary of State on April 10, 2017.	10-Q	000-51173	3.1	Aug. 3, 2017

3.7(b)	Certificate of Elimination of Series A Preferred Stock, filed with the Delaware Secretary of State on March 25, 2024.	10-K	000-51173	3.6(b)	Mar. 27, 2024

3.8(a)	Certificate of Designation of Preferences, Rights and Limitations of Series X Convertible Preferred Stock, filed with the Delaware Secretary of State on December 27, 2022.	8-K	000-51173	3.1	Dec. 27, 2022

3.8(b)	Amendment to Certificate of Designation of Preferences, Rights and Limitations of Series X Convertible Preferred Stock, filed with the Delaware Secretary of State on October 30, 2023.	8-K	000-51173	3.2	Oct. 30, 2023

3.9(a)	Certificate of Designation of Preferences, Rights and Limitations of Series Y Preferred Stock, filed with the Delaware Secretary of State on June 20, 2023, with respect to the Series Y Preferred Stock.	8-K	000-51173	3.1	June 20, 2023

3.9(b)	Certificate of Elimination of Series Y Preferred Stock, filed with the Delaware Secretary of State on August 31, 2023.	8-K	000-51173	3.1	Aug. 31, 2023

4.1	Warrant to Purchase Stock of Catalyst Biosciences, Inc., issued to Silicon Valley Bank on March 3, 2005.	10-K	000-51173	4.4	Mar. 9, 2016

4.2	Form of Warrant to Purchase Stock of Catalyst Biosciences, Inc., issued to purchasers of convertible promissory notes.	10-K	000-51173	4.6	Mar. 9, 2016

4.3	Form of Warrant to Purchase Series X Convertible Preferred Stock.	8-K	000-51173	4.1	Oct. 30, 2023

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

GYRE THERAPEUTICS, INC.

Date: August 13, 2024	/s/ Han Ying, Ph.D.
Han Ying, Ph.D.
Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2024	/s/ Ruoyu Chen
Ruoyu Chen
Chief Financial Officer
(Principal Financial and Accounting Officer)