Form 10-Q
period 2024-09-30
GYRE THERAPEUTICS, INC.
filed 2024-11-13
CIK 1124105

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 8, 2024, the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 93,521,434, which includes 7,699,162 shares of common stock issued in the name of the registrant to a stock plan administrator of the registrant (see Note 8—Stockholders’ Equity).

GYRE THERAPEUTICS, INC.

TABLE OF CONTENTS

		Page No.

PART I. FINANCIAL INFORMATION		2

Item 1.	Financial Statements:	2

	Condensed Consolidated Balance Sheets as of September 30, 2024 (unaudited) and December 31, 2023	2

	Condensed Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended September 30, 2024 and 2023 (unaudited)	3

	Condensed Consolidated Statements of Convertible Preferred Stock and Equity for the three and nine months ended September 30, 2024 and 2023 (unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2024 and 2023 (unaudited)	5

	Notes to the Unaudited Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	37

Item 4.	Controls and Procedures	37

PART II. OTHER INFORMATION		38

Item 1.	Legal Proceedings	38

Item 1A.	Risk Factors	38

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	39

Item 3.	Defaults Upon Senior Securities	39

Item 4.	Mine Safety Disclosures	39

Item 5.	Other Information	39

Item 6.	Exhibits	40

Exhibit Index		40

Signatures		43

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Gyre Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	September 30, 2024	December 31, 2023
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$15,866	$33,509
Short-term bank deposits	9,226	—
Accounts and note receivables, net	19,487	15,552
Other receivables from GNI	1,287	1,287
Inventories, net	6,379	4,281
Prepaid assets	1,051	1,547
Other current assets	1,513	1,045
Total current assets	54,809	57,221
Property and equipment, net	24,442	23,288
Long-term receivable from GCBP	4,900	4,722
Intangible assets, net	184	205
Right-of-use assets	1,984	489
Land use rights, net	1,479	1,493
Deferred tax assets	5,161	4,695
Long-term certificates of deposit	29,515	23,431
Other assets, noncurrent	2,766	995
Total assets	$125,240	$116,539
Liabilities, convertible preferred stock, and equity
Current liabilities:
Accounts payable	$303	$355
Deferred revenue	36	39
Due to related parties	1,288	1,369
CVR excess closing cash payable	—	1,085
Accrued expenses and other current liabilities	9,553	11,935
Income tax payable	2,842	5,054
Operating lease liabilities, current	694	210
Total current liabilities	14,716	20,047
Operating lease liabilities, noncurrent	1,101	199
Deferred government grants	185	213
CVR derivative liability, noncurrent	4,900	4,722
Warrant liability, noncurrent	5,862	12,835
Other noncurrent liabilities	2	49
Total liabilities	26,766	38,065
Commitments and Contingencies (Note 12)
Convertible Preferred Stock, $0.001 par value, 5,000,000 shares authorized; nil shares and 13,151 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	—	64,525
Stockholders’ equity:
Common stock, $0.001 par value, 400,000,000 shares authorized; 85,769,526 shares and 76,595,616 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	85	77
Additional paid-in capital	134,296	68,179
Statutory reserve	3,098	3,098
Accumulated deficit	(73,354)	(85,538)
Accumulated other comprehensive loss	(946)	(1,644)
Total Gyre stockholders’ equity (deficit)	63,179	(15,828)
Noncontrolling interest	35,295	29,777
Total equity	98,474	13,949
Total liabilities, convertible preferred stock, and equity	$125,240	$116,539

The accompanying notes are an integral part of these condensed consolidated financial statements.

Gyre Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues	$25,488	$32,042	$77,885	$86,302
Operating expenses:
Cost of revenues	958	1,184	2,707	3,386
Selling and marketing	13,699	13,928	40,655	44,695
Research and development	2,775	3,009	8,312	9,212
General and administrative	3,823	1,157	10,645	4,607
Total operating expenses	21,255	19,278	62,319	61,900
Income from operations	4,233	12,764	15,566	24,402
Other income (expense), net:
Interest income, net	523	283	1,201	718
Other expense, net	(598)	(1,333)	(1,226)	(1,281)
Change in fair value of warrant liability	(228)	—	6,973	—
Loss on disposal of assets, net	—	(526)	(68)	(526)
Income before income taxes	3,930	11,188	22,446	23,313
Provision for income taxes	(1,074)	(3,678)	(5,117)	(7,816)
Net income	2,856	7,510	17,329	15,497
Net income attributable to noncontrolling interest	1,732	3,534	5,145	7,424
Net income attributable to common stockholders	$1,124	$3,976	$12,184	$8,073
Net income per share attributable to common stockholders:
Basic	$0.01	$0.06	$0.14	$0.13
Diluted	$0.01	$0.05	$0.05	$0.10
Weighted average shares used in calculating net income per share attributable to common stockholders:
Basic	85,643,646	63,588,119	84,807,041	63,588,119
Diluted	102,640,373	78,904,324	102,505,585	78,907,695

Other comprehensive income:
Net income	$2,856	$7,510	$17,329	$15,497
Foreign currency translation adjustments	1,632	340	1,071	(2,396)
Comprehensive income	4,488	7,850	18,400	13,101
Net income attributable to noncontrolling interest	1,732	3,534	5,145	7,424
Foreign currency translation adjustments attributable to noncontrolling interest	568	153	373	(1,060)
Comprehensive income attributable to noncontrolling interest	2,300	3,687	5,518	6,364
Comprehensive income attributable to common stockholders	$2,188	$4,163	$12,882	$6,737

The accompanying notes are an integral part of these condensed consolidated financial statements.

Gyre Therapeutics, Inc.

Condensed Consolidated Statements of Convertible Preferred Stock and Equity

(In thousands, except share amounts)

(Unaudited)

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Statutory			Accumulated Other Comprehensive		Total Gyre Stockholders’	Non-controlling	Total
	Shares	Amount	Shares	Amount	Capital	Reserve		Accumulated Deficit	Loss		(Deficit) Equity	Interest	Equity
Balance at December 31, 2023	13,151	$64,525	76,595,616	$77	$68,179	$3,098		$(85,538)	$(1,644)		$(15,828)	$29,777	$13,949
Stock-based compensation expense	—	—	—	—	11	—		—	—		11	—	11
Stock options exercised	—	—	60,297	—	492	—		—	—		492	—	492
Convertible preferred stock conversion	(13,151)	(64,525)	8,767,333	8	64,517	—		—	—		64,525	—	64,525
Foreign currency translation adjustments	—	—	—	—	—	—		—	(92)		(92)	(49)	(141)
Net income	—	—	—	—	—	—		7,532	—		7,532	2,403	9,935
Balance at March 31, 2024	—	—	85,423,246	85	133,199	3,098		(78,006)	(1,736)		56,640	32,131	88,771
Stock-based compensation expense	—	—	—	—	16	—		—	—		16	—	16
Stock options exercised	—	—	114,528	—	441	—		—	—		441	—	441
Foreign currency translation adjustment	—	—	—	—	—	—		—	(274)		(274)	(146)	(420)
Net income	—	—	—	—	—	—		3,528	—		3,528	1,010	4,538
Balance at June 30, 2024	—	—	85,537,774	85	133,656	3,098		(74,478)	(2,010)		60,351	32,995	93,346
Stock-based compensation expense	—	—	—	—	237	—		—	—		237	—	237
Stock options exercised	—	—	231,752	—	374	—		—	—		374	—	374
CVR Liability settlement	—	—	—	—	29	—		—	—		29	—	29
Foreign currency translation adjustment	—	—	—	—	—	—		—	1,064		1,064	568	1,632
Net income	—	—	—	—	—	—		1,124	—		1,124	1,732	2,856
Balance at September 30, 2024	—	$—	85,769,526	$85	$134,296	$3,098		$(73,354)	$(946)		$63,179	$35,295	$98,474

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Statutory		Retained Earnings	Accumulated Other Comprehensive		Total Gyre Stockholders’	Non-controlling	Total
	Shares	Amount	Shares	Amount	Capital	Reserve			(Loss) Income		Equity	Interest	Equity
Balance at December 31, 2022	—	$—	63,588,119	$64	$32,795	$2,660		$7,395	$(392)		$42,522	$29,695	$72,217
Foreign currency translation adjustments	—	—	—	—	—	—		—	503		503	395	898
Net income	—	—	—	—	—	—		2,244	—		2,244	1,973	4,217
Balance at March 31, 2023	—	—	63,588,119	64	32,795	2,660		9,639	111		45,269	32,063	77,332
Foreign currency translation adjustment	—	—	—	—	—	—		—	(2,026)		(2,026)	(1,608)	(3,634)
Net income	—	—	—	—	—	—		1,853	—		1,853	1,917	3,770
Balance at June 30, 2023	—	—	63,588,119	64	32,795	2,660		11,492	(1,915)		45,096	32,372	77,468
Foreign currency translation adjustment	—	—	—	—	—	—		—	187		187	153	340
Net income	—	—	—	—	—	—		3,976	—		3,976	3,534	7,510
Balance at September 30, 2023	—	$—	63,588,119	$64	$32,795	$2,660	—	$15,468	$(1,728)	—	$49,259	$36,059	$85,318

The accompanying notes are an integral part of these condensed consolidated financial statements.

Gyre Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Operating Activities
Net income	$17,329	$15,497
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	264	—
Equity in loss of unconsolidated affiliate	20	1,166
Depreciation and amortization	1,088	776
Noncash lease expense	445	346
Amortization of land use rights	29	30
Deferred income taxes, net	(410)	(757)
Bad debt expense and other non-cash items	99	(62)
Accrued interest on certificates of deposit	(775)	(455)
Change in fair value of long-term receivable	(178)	—
Change in fair value of derivative liabilities	178	—
Change in fair value of warrant liability	(6,973)	—
Loss on disposal of property and equipment	68	—
Changes in operating assets and liabilities:
Accounts and note receivables	(3,813)	2,651
Inventories	(2,021)	1,563
Prepaid and other assets	(1,783)	(649)
Income tax payable	(2,231)	3,188
Accounts payable	(55)	(105)
Other noncurrent liabilities	(3)	(779)
Due to related parties	(82)	529
Accrued expenses and other liabilities	(3,500)	(46)
Operating lease liabilities	1,421	(361)
Net cash (used in) provided by operating activities	(883)	22,532
Investing Activities
Acquisition of intangible assets	(3)	(68)
Purchase of certificates of deposit	(14,074)	(14,335)
Purchase of property and equipment	(2,380)	(6,193)
Proceeds from sale of equipment	263	497
Cash paid for equity method investment	(1,686)	(1,000)
Net cash used in investing activities	(17,880)	(21,099)
Financing Activities
Deferred financing costs	(169)	—
Proceeds from the exercise of stock options	1,307	—
Net cash provided by financing activities	1,138	—
Effect of exchange rate changes on cash and cash equivalents	(18)	(529)
Net decrease in cash and cash equivalents	(17,643)	904
Cash and cash equivalents at beginning of the period	33,509	25,175
Cash and cash equivalents at end of the period	$15,866	$26,079

Supplemental Disclosure of Non-Cash Financing and Investing Activities:
Convertible preferred stock conversion	$64,525	$—
Non-cash acquisition of property and equipment through prepaid conversion	$—	$371
Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$7,757	$5,385

The accompanying notes are an integral part of these condensed consolidated financial statements.

Gyre Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	Nature of Operations and Liquidity

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

After consummation of the Contributions, the immediate holding company of CPI became Gyre. The Company holds in aggregate a 65.2% indirect interest in Gyre Pharmaceuticals. The majority shareholder of Gyre is GNI USA, Inc. (“GNI USA”), which is indirectly wholly owned by GNI Group Ltd. (“GNI Japan”). Gyre is a financially-sustainable pharmaceutical company with a record of success in developing and commercializing small-molecule anti-inflammatory and anti-fibrotic drugs targeting organ diseases, focusing specifically on organ fibrosis. Fibrotic diseases represent a large patient population with significant unmet medical needs.

Liquidity

For the nine months ended September 30, 2024, the Company had net income of $17.3 million, while net cash used in operating activities was $0.9 million. As of September 30, 2024, the Company had an accumulated deficit of $73.4 million and cash and cash equivalents of $15.9 million. Based on the Company’s current operating plan, management believes that existing cash and cash equivalents, cash flows from operations, and access to capital markets will be sufficient to fund the Company’s operating activities and obligations for at least 12 months following the issuance of these condensed consolidated financial statements.

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

Concentration of Credit Risk

In May 2015, a new Deposit Insurance System (“DIS”) managed by the People’s Bank of China was implemented by the Chinese government. Deposits in the licensed banks in mainland China are protected by DIS, up to a limit of Chinese Renminbi (“RMB”) 500,000. The Company maintains cash and deposits at commercial banks in excess of the amount protected by DIS and the Federal Deposit Insurance Corporation and in the event of bankruptcy of one of these financial institutions, the Company may be unable to claim its deposits back in full. Management believes that these financial institutions are of high credit quality and continually monitors the creditworthiness of these financial institutions. As of September 30, 2024 and December 31, 2023, the Company had cash and cash equivalents of $15.9 million and $33.5 million, and long-term certificates of deposit of $29.5 million and $23.4 million, respectively. In addition, the Company had short-term bank deposits of $9.2 million as of September 30, 2024. For the periods ended September 30, 2024 and December 31, 2023, cash and cash equivalents, short-term bank deposits and long-term certificates of deposits exceeded the PRC DIS coverage by $49.7 million and $49.4 million, respectively.

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

Concentration of Customer Risk

For the three months ended September 30, 2024, the Company had three customers, Sinopharm Group Co., Ltd. ("Sinopharm"), China Resources Pharmaceutical Group Ltd. (“Resources Pharmaceutical”), and Shanghai Pharmaceuticals Holding Co., Ltd. (“Shanghai Pharmaceuticals”), who accounted for approximately 44.8%, 12.9% and 12.1% of total revenue, respectively. For the three months ended September 30, 2023, the Company had three customers, Sinopharm, Resources Pharmaceutical, and Shanghai Pharmaceuticals, who accounted for approximately 49.3%, 13.7% and 10.8% of total revenue, respectively.

For the nine months ended September 30, 2024, the Company had three customers, Sinopharm, Resources Pharmaceutical, and Shanghai Pharmaceuticals, who accounted for approximately 47.1%, 14.6% and 12.1% of total revenue, respectively. For the nine months ended September 30, 2023, the Company had three customers, Sinopharm, Resources Pharmaceutical, and Shanghai Pharmaceuticals, who accounted for approximately 50.6%, 13.5% and 11.0% of total revenue, respectively. All customers are located in mainland China.

As of September 30, 2024 and December 31, 2023, the Company had one customer Sinopharm, who accounted for approximately 41.6% and 50.5% of accounts receivable, respectively.

Foreign Currency Risk

The RMB is not a freely convertible currency. The State Administration for Foreign Exchange, under the authority of the People’s Bank of China, controls the conversion of RMB into other currencies. The value of the RMB is subject to changes in central government policies and to international economic and political developments affecting supply and demand in the China Foreign Exchange Trading System market. 72.7% of the Company’s cash and cash equivalents, and 100% of the Company’s short-term bank deposits and long-term certificates of deposit as of September 30, 2024, in the amount of $11.5 million, $9.2 million, and $29.5 million, respectively, were denominated in RMB.

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

3.	Fair Value Measurements and Financial Instruments

For a description of the fair value hierarchy and the Company’s fair value methodology, see Note 2 – Summary of Significant Accounting Policies in the Annual Report. There were no significant changes in these methodologies during the nine months ended September 30, 2024. As of September 30, 2024, the Company’s highly liquid money market funds are included within cash equivalents.

The following tables present the fair value hierarchy for assets and liabilities measured at fair value on a recurring basis as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds(1)	$3,183	$—	$—	$3,183
Long-term receivable from GCBP	—	—	4,900	4,900
Total financial assets	$3,183	$—	$4,900	$8,083

Financial liabilities:
CVR derivative liability, noncurrent	$—	$—	$4,900	$4,900
Warrant liability, noncurrent	—	—	5,862	5,862
Total financial liabilities	$—	$—	$10,762	$10,762

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds(1)	$5,860	$—	$—	$5,860
Long-term receivable from GCBP	—	—	4,722	4,722
Total financial assets	$5,860	$—	$4,722	$10,582

Financial liabilities:
CVR derivative liability	$—	$—	$4,722	$4,722
Warrant liability, noncurrent	—	—	12,835	12,835
Total financial liabilities	$—	$—	$17,557	$17,557

(1)
Included in cash and cash equivalents on the accompanying condensed consolidated balance sheets.

The carrying amounts of cash, accounts and note receivables, net, other receivables, accounts payable, due to related parties, CVR excess closing cash payable, and accrued liabilities approximate their fair values due to the short-term maturity of these instruments.

During the nine months ended September 30, 2024 and the year ended December 31, 2023, there were no transfers of fair value measurement between Level 1 and Level 2 and no transfers into or out of Level 3 for both financial assets and liabilities.

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

The long-term receivable and the corresponding CVR derivative liability, noncurrent relate to the asset purchase agreement with GC Biopharma Corp. (“GCBP”). The fair value of this long-term receivable and derivative liability is based on significant unobservable inputs, which represent Level 3 measurements within the fair value hierarchy. The estimated fair value of the long-term receivable and CVR derivative liability, noncurrent was determined based on the anticipated amount and timing of projected cash flows to be received from GCBP pursuant to the GCBP asset purchase agreement discounted to their present values using an estimated discount rate of 5.05%. As of September 30, 2024, the Company expects to receive a $5.0 million hold-back payment from GCBP in the first quarter of 2025, which will be distributed, net of expenses, to the CVR Holders. The change in fair value of the long-term receivable from GCBP and the corresponding CVR derivative liability, noncurrent was recorded in interest and other income, net on the condensed consolidated statement of operations and comprehensive income.

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

The fair value of the warrant liability is estimated based on the Black-Scholes option pricing model using the following weighted-average assumptions:

	September 30, 2024	December 31, 2023
Share price	$12.54	$25.70
Exercise price	$4,915.00	$4,915.00
Dividend yield	—%	—%
Risk-free interest	3.70%	3.88%
Term (years)	9.08	9.83
Expected volatility	82.00%	84.00%

The following table sets forth the changes in the estimated fair value of the Company’s Level 3 financial assets and liabilities (in thousands):

	Long-term receivable	CVR derivative	Warrant
	from GCBP	liability, noncurrent	liability
Balance at December 31, 2023	$4,722	$4,722	$12,835
Changes in fair value	178	178	(6,973)
Balance at September 30, 2024	$4,900	$4,900	$5,862

Financial Instruments

Cash equivalents consisted of the following (in thousands):

September 30, 2024	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Money market funds (cash equivalents)	$3,183	$—	$—	$3,183
Total financial assets	$3,183	$—	$—	$3,183
Classified as:
Cash and cash equivalents				$3,183
Total financial assets				$3,183

December 31, 2023	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Money market funds (cash equivalents)	$5,860	$—	$—	$5,860
Total financial assets	$5,860	$—	$—	$5,860
Classified as:
Cash and cash equivalents				$5,860
Total financial assets				$5,860

4.	Balance Sheet Components

Inventories, net

Inventories, net of reserves of $5,000 and $46,000 as of September 30, 2024 and December 31, 2023, respectively, consisted of the following components (in thousands):

	September 30, 2024	December 31, 2023
Raw materials	$1,039	$919
Work in progress	3,537	1,997
Finished goods	1,803	1,365
Inventories, net	$6,379	$4,281

The provision for inventory and write-downs for the periods ended September 30, 2024 and December 31, 2023 were immaterial.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Accrued payroll and welfare	$4,914	$5,790
Accrued expenses - selling expenses	1,054	44
Supplier reimbursement	1,351	2,247
Accrued expenses - general and administrative	924	1,190
Accrued sales discount	879	903
Accrued expenses - research and development	215	161
Deferred government grants	40	40
Employee reimbursement	14	648
Accrued professional services	—	837
Other accrued liabilities	162	75
Accrued expenses and other current liabilities	$9,553	$11,935

Accounts and Note Receivables, Net

Accounts and note receivables, net consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Accounts receivable	$19,538	$15,204
Note receivable	91	389
Allowance for credit losses	(142)	(41)
Accounts and note receivables, net	$19,487	$15,552

Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Buildings	$19,122	$12,289
Construction in progress	388	7,875
Machinery and electronic devices	9,400	6,598
Furniture and fixtures	668	606
Motor vehicles	187	185
Property and equipment, gross	29,765	27,553
Less: Accumulated depreciation	(5,323)	(4,265)
Property and equipment, net	$24,442	$23,288

Long-Term Investment Measured Under Equity Method

On June 28, 2024, Gyre Pharmaceuticals entered into a partnership agreement as a limited partner with other investors and is obligated to pay $4.2 million for an 18.90% equity interest in the partnership. Pursuant to the partnership agreement, Gyre Pharmaceuticals, as a limited partner, shall not participate in any activities related to the management of the investment business. However, Gyre Pharmaceuticals may appoint a member to the advisory committee of the partnership. As of September 30, 2024, the Company's total investment into the partnership and the carrying value of the Company’s long-term investment in this affiliate was $1.7 million and $1.7 million, respectively.

5.	Intangible Assets

The gross carrying amounts and accumulated amortization of the Company’s intangible assets with determinable lives as of September 30, 2024 and December 31, 2023 were as follows (in thousands):

	September 30, 2024
	Gross carrying amount	Accumulated amortization	Intangible assets, net
Intangible assets with finite lives:
Technological know-how	$435	$(307)	$128
Computer software	176	(120)	56
Total intangible assets	$611	$(427)	$184

	December 31, 2023
	Gross carrying amount	Accumulated amortization	Intangible assets, net
Intangible assets with finite lives:
Technological know-how	$430	$(290)	$140
Computer software	171	(106)	65
Total intangible assets	$601	$(396)	$205

Intangible assets are carried at cost less accumulated amortization and impairment, if applicable, and the amortization expense is recorded in operating expenses. The weighted average amortization period for the intangible assets as of September 30, 2024 is 4.6 years.

Amortization expense was $10,000 and $14,000 for the three months ended September 30, 2024 and 2023, respectively. Amortization expense was $26,000 and $107,000 for the nine months ended September 30, 2024 and 2023, respectively. Based on finite-lived intangible assets recorded as of September 30, 2024, the estimated future amortization expense is as follows (in thousands):

Estimated amortization expense
2024	$9
2025	35
2026	35
2027	34
2028	19
Thereafter	52
Total	$184

6.	Revenue

The Company’s product revenues were mainly generated from the sale of ETUARY. Sales of ETUARY accounted for 99.2% and 99.0% of total revenue for the three months ended September 30, 2024 and 2023, respectively. Sales of ETUARY accounted for 99.2% and 98.9% of total revenue for the nine months ended September 30, 2024 and 2023, respectively.

Sales of Pharmaceutical Products

The Company generates revenue mostly through sales of ETUARY and certain generic drugs. The distributors are the Company’s direct customers, and sales to distributors account for 100.0% of revenue from ETUARY. The distributors sell ETUARY to outlets, including hospitals and other medical institutions, as well as pharmacies.

Product returns to date have not been significant and the Company has not considered it necessary to record a reserve for product returns. The Company’s product revenues were recognized at a point in time when the underlying product was delivered to the customer, which was when the customer obtained control of the product. Revenue from sales of pharmaceutical products was $25.5 million and $32.0 million for the three months ended September 30, 2024 and 2023, respectively. Revenue from sales of pharmaceutical products was $77.9 million and $86.3 million for the nine months ended September 30, 2024 and 2023, respectively. All sales are generated in the PRC. Deferred revenue recognized for the three and nine months ended September 30, 2024 were immaterial.

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

The Company also has multiple short-term leased properties used as offices and employee dormitories. The Company recorded a total of $19,000 and $22,000 in short-term rent expenses during the three months ended September 30, 2024 and 2023, respectively. The Company recorded a total of $54,000 and $72,000 in short-term rent expenses during the nine months ended September 30, 2024 and 2023, respectively. The short-term rent expense amounts are recorded in operating expenses in the accompanying condensed consolidated statements of operations and comprehensive income.

As of September 30, 2024, the Company recorded an aggregate right-of-use asset of $2.0 million and an aggregate lease liability of $1.8 million in the accompanying condensed consolidated balance sheets.

For the three months ended September 30, 2024 and 2023, the Company’s operating lease expense was $0.3 million and $0.1 million, respectively. For the nine months ended September 30, 2024 and 2023, the Company’s operating lease expense was $0.5 million and $0.4 million, respectively. Variable lease payments for the three and nine months ended September 30, 2024 and 2023 were immaterial.

Supplemental cash flow information related to operating leases was as follows (in thousands):

	Nine Months Ended September 30,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities	$631	$364

The present value assumptions used in calculating the present value of the lease payments were as follows:

	September 30, 2024	December 31, 2023
Weighted-average remaining lease term	2.6 years	2.2 years
Weighted-average discount rate	4.76%	4.78%

As of September 30, 2024, undiscounted future minimum payments under the Company’s operating leases were as follows (in thousands):

Amount
Remaining in 2024	$240
2025	766
2026	617
2027	286
Total undiscounted lease payments	1,909
Less: imputed interest	(114)
Total lease liabilities	1,795
Less: current portion of lease liabilities	(694)
Lease liabilities, net of current portion	$1,101

The Company is required to maintain security deposits of $0.3 million in connection with various leases, which amounts are included in other assets, noncurrent on the Company’s condensed consolidated balance sheets.

Land Use Rights

As of September 30, 2024, the Company held land use rights for two land parcels in Beijing’s Shunyi District, expiring in 2053, and in Cangzhou, Hebei Province, expiring from 2067 to 2070. These parcels, with a combined area of approximately 66,559 square meters, are utilized as manufacturing facilities. As of September 30, 2024, the aggregate recorded land use rights, net assets for these parcels was $1.5 million.

8.	Stockholders’ Equity

Common Stock

Common stock reserved for future issuance is as follows:

	September 30, 2024		December 31, 2023
Options issued and outstanding	18,545,620	[1]	18,280,548
Preferred Stock Warrants issued and outstanding	540,666		540,666
Convertible Preferred Stock issued and outstanding	—		8,767,332
Total common stock reserved	19,086,286		27,588,546

[1] Includes 7,701,462 options exercisable for shares of common stock, which underlying shares of common stock were transferred in the name of the Company to Futu Network Technology Limited, the stock plan administrator of the 2023 Omnibus Incentive Sub-Plan for Chinese Participants.

Restricted Net Assets

Under PRC laws and regulations, Gyre Pharmaceuticals is subject to restrictions on foreign exchange and cross-border cash transfers, including to parent companies and U.S. stockholders. The ability to distribute earnings to the parent companies and U.S. stockholders is also limited. Current PRC regulations permit Gyre Pharmaceuticals to pay dividends to BJContinent Pharmaceuticals Limited (“BJC”) only out of its accumulated profits as determined in accordance with PRC accounting standards and regulations. Amounts restricted include paid-in capital and the statutory reserves of Gyre Pharmaceuticals. The aggregate amounts of restricted capital and statutory reserves of the relevant subsidiaries not available for distribution were $64.3 million as of September 30, 2024 and December 31, 2023.

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

There were no appropriations to these reserves during the nine months ended September 30, 2024 or during the year ended December 31, 2023.

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

The following table summarizes stock option activity considering the conversion of Gyre Pharmaceuticals options to Gyre options to purchase shares of Gyre common stock upon completion of the Contributions:

	Number of Shares Underlying Outstanding Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)
Outstanding — December 31, 2023	18,280,548	$1.49	6.9
Options granted	680,732	$10.00
Options exercised	(406,577)	$3.21
Options forfeited and cancelled	(9,083)	$16.24
Outstanding — September 30, 2024	18,545,620	$1.74	6.7
Exercisable — September 30, 2024	17,867,835	$0.70	6.6

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

Since no stock options were granted during the nine months ended September 30, 2023, all weighted-average assumptions for that period were not applicable. The fair value of employee stock options granted during the three and nine months ended September 30, 2024 and 2023 was estimated using the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Risk-free interest rate (%)	3.7%	n/a	3.7%	n/a
Expected option life (in years)	5.9	n/a	5.9	n/a
Expected dividend yield (%)	—%	n/a	—%	n/a
Volatility (%)	84.1%	n/a	84.1%	n/a
Weighted average share price of the Company (USD per share)	$9.98	n/a	$10.00	n/a

Total stock-based compensation expense recognized was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
General and administrative	$237	$—	$264	$—
Total stock-based compensation expense	$237	$—	$264	$—

As of September 30, 2024, the Company had an unrecognized stock-based compensation expense of $4.7 million, related to unvested stock option awards, which is expected to be recognized over an estimated weighted-average period of 3.2 years.

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

The following table sets forth the computation of EPS attributable to common stockholders, basic and diluted (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Net income	$2,856	$7,510	$17,329	$15,497
Less: Allocation of undistributed earnings to noncontrolling interest	1,732	3,534	5,145	7,424
Net income attributable to common stockholders - basic	$1,124	$3,976	$12,184	$8,073
Less: Change in fair value of warrant liability	(228)	—	6,973	—
Net income attributable to common stockholders - diluted	$1,352	$3,976	$5,211	$8,073

Denominator:
Basic common shares outstanding:
Weighted average common shares outstanding	85,643,646	63,588,119	84,807,041	63,588,119
Weighted average shares used in calculating net income per share attributable to common stockholders, basic	85,643,646	63,588,119	84,807,041	63,588,119

Dilutive potential common shares:
Weighted average of common stock options	16,765,219	15,316,205	16,722,627	15,319,576
Weighted average of Convertible Preferred Stock (as converted)	—	—	703,946	—
Weighted average of Preferred Stock Warrants (as converted)	231,508	—	271,971	—
Weighted average shares used in calculating net income per share attributable to common stockholders, diluted	102,640,373	78,904,324	102,505,585	78,907,695

Net income per share attributable to common stockholders:
Basic	$0.01	$0.06	$0.14	$0.13
Diluted	$0.01	$0.05	$0.05	$0.10

Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Options to purchase common stock	922,960	—	870,386	—
Total	922,960	—	870,386	—

12.	Commitments and Contingencies

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

On October 30, 2023, pursuant to the CVR Agreement, the Company recorded a $1.1 million CVR excess closing cash payable upon closing of the Contributions. As of September 30, 2024, the CVR Holders have received all requisite cash payable under the CVR Agreement and there are no outstanding distributions.

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

Purchasing Commitments

Property and Equipment

The Company’s commitments related to purchase of property and equipment contracted but not yet reflected in the condensed consolidated financial statements were $1.6 million as of September 30, 2024 and were expected to be incurred within one year.

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

Under the F351 Transfer Agreement, in exchange for the F351 IP Rights, Gyre Pharmaceuticals is obligated to pay GNI Group $4.7 million upon submission of the F351 New Drug Application (the “NDA”) to Center for Drug Evaluation of the National Medical Products Administration (the “NMPA”) of the PRC, $1.2 million after the NDA passes the NMPA’s Center for Food and Drug Review and Inspection’s on-site registration inspection for the F351 product, and $7.1 million upon NMPA’s approval of the NDA.

Research and Development Programs

In addition to the F351 program, as of September 30, 2024, Gyre Pharmaceuticals has committed to allocate $21.3 million toward future research and development activities for various programs.

13.	Income Taxes

During the three and nine months ended September 30, 2024 and 2023, the Company recorded the following income tax provision (in thousands) and effective tax rate:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Income tax provision	$1,074	$3,678	$5,117	$7,816
Effective tax rate	27.33%	32.87%	22.80%	33.53%

The change of effective tax rate for the three and nine months ended September 30, 2024 and 2023 was primarily due the consummation of the Contributions in October 2023 and the fluctuation of the nondeductible expenses of Gyre Pharmaceuticals.

As of September 30, 2024, after consideration of certain limitations (see below), the Company had approximately $193.5 million federal and $10.5 million state net operating loss (“NOL”) carryforwards for U.S. tax purposes available to reduce future taxable income which, if unused, will begin to expire in 2037 for federal and 2034 for state tax purposes. The federal NOL carryforward includes $191.9 million that have an indefinite life.

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

Research and Development with GNI

Research and development fees paid to GNI during the three and nine months ended September 30, 2024 were $0.1 million and $0.2 million, respectively. No research and development fees were paid to GNI during the three and nine months ended September 30, 2023. As of September 30, 2024 and December 31, 2023, the Company had $1.3 million and $1.4 million related parties payable due to GNI.

Other Receivables from GNI

As of September 30, 2024 and December 31, 2023, the Company had recorded $1.3 million in other receivables from GNI, of which $0.8 million was from CPI’s restructuring transaction (see Note 8 – Restructuring in the Annual Report) and $0.5 million was from Gyre’s cost sharing with GNI.

15.	Employee Benefit Plans

Mainland China Contribution Plan

Pursuant to relevant PRC regulations, the Company is required to make contributions to various defined contribution plans organized by municipal and provincial PRC governments. The contribution for each employee is based on a percentage of the employee’s current compensation as required by the local government. The contributions are charged to profit or loss as they become payable in accordance with the rules of the central pension scheme. The total contributions for such employee benefits were $1.4 million and $1.2 million for the three months ended September 30, 2024 and 2023, respectively. The total contributions for such employee benefits were $3.8 million and $3.2 million for the nine months ended September 30, 2024 and 2023, respectively.

Defined-Contribution Savings Plan

In the U.S., the Company maintains a defined-contribution savings plan pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended. The plan is available to employees who meet the minimum age and length of service requirements. The contributions made during the three and nine months ended September 30, 2024 were immaterial.

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

Gyre Pharmaceuticals

Gyre Pharmaceuticals has one major commercial drug product, ETUARY, and several product candidates in pre-clinical and clinical development. Gyre Pharmaceuticals’ product revenues are mainly generated from the sale of ETUARY and certain generic drugs. Gyre Pharmaceuticals primarily sells its pharmaceutical products to distributors in the PRC, who ultimately sell the products to hospitals, other medical institutions and pharmacies. Gyre Pharmaceuticals also generates revenue from license agreements. However, the license agreements did not generate any revenue for the three and nine months ended September 30, 2024 and 2023.

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

Segment information for the three and nine months ended September 30, 2024 and 2023 is as follows (in thousands):

	Three Months Ended September 30, 2024
	Gyre Pharmaceuticals	Gyre	Other	Consolidated
Revenues	$25,488	$—	$—	$25,488
Cost of revenues	958	—	—	958
Gross profit	24,530	—	—	24,530
Operating expenses excluding cost of revenues:
Selling and marketing	13,699	—	—	13,699
Research and development	2,553	222	—	2,775
General and administrative	2,225	1,593	5	3,823
Total operating expenses excluding cost of revenues	18,477	1,815	5	20,297
Income (loss) from operations	$6,053	$(1,815)	$(5)	$4,233

Supplemental disclosure of stock-based compensation expense:
General and administrative	$—	$237	$—	$237
Stock-based compensation total	$—	$237	$—	$237

	Nine Months Ended September 30, 2024
	Gyre Pharmaceuticals	Gyre	Other	Consolidated
Revenues	$77,885	$—	$—	$77,885
Cost of revenues	2,707	—	—	2,707
Gross profit	75,178	—	—	75,178
Operating expenses excluding cost of revenues:
Selling and marketing	40,655	—	—	40,655
Research and development	7,639	673	—	8,312
General and administrative	7,031	3,608	6	10,645
Total operating expenses excluding cost of revenues	55,325	4,281	6	59,612
Income (loss) from operations	$19,853	$(4,281)	$(6)	$15,566

Supplemental disclosure of stock-based compensation expense:
General and administrative	$—	$264	$—	$264
Stock-based compensation total	$—	$264	$—	$264

	Three Months Ended September 30, 2023
	Gyre Pharmaceuticals	Gyre	Other	Consolidated
Revenues	$32,042	$—	$—	$32,042
Cost of revenues	1,184	—	—	1,184
Gross profit	30,858	—	—	30,858
Operating expenses excluding cost of revenues:
Selling and marketing	13,928	—	—	13,928
Research and development	3,009	—	—	3,009
General and administrative	1,159	—	(2)	1,157
Total operating expenses excluding cost of revenues	18,096	—	(2)	18,094
Income from operations	$12,762	$—	$2	$12,764

Supplemental disclosure of stock-based compensation expense:
Stock-based compensation total	$—	$—	$—	$—

	Nine Months Ended September 30, 2023
	Gyre Pharmaceuticals	Gyre	Other	Consolidated
Revenues	$86,302	$—	$—	$86,302
Cost of revenues	3,386	—	—	3,386
Gross profit	82,916	—	—	82,916
Operating expenses excluding cost of revenues:
Selling and marketing	44,695	—	—	44,695
Research and development	9,212	—	—	9,212
General and administrative	4,055	—	552	4,607
Total operating expenses excluding cost of revenues	57,962	—	552	58,514
Income (loss) from operations	$24,954	$—	$(552)	$24,402

Supplemental disclosure of stock-based compensation expense:
Stock-based compensation total	$—	$—	$—	$—

The table below presents total assets as of September 30, 2024 and December 31, 2023.

	September 30, 2024
	Gyre Pharmaceuticals	Gyre	Other	Consolidated
Total assets	$113,682	$10,646	$912	$125,240

	December 31, 2023
	Gyre Pharmaceuticals	Gyre	Other	Consolidated
Total assets	$101,761	$13,865	$913	$116,539

The table below only includes cash outflows for the purchase of property and equipment and excludes non-cash activities.

	Nine Months Ended September 30, 2024
	Gyre Pharmaceuticals	Gyre	Other	Consolidated
Purchase of property and equipment	$2,366	$14	$—	$2,380

	Nine Months Ended September 30, 2023
	Gyre Pharmaceuticals	Gyre	Other	Consolidated
Purchase of property and equipment	$6,193	$—	$—	$6,193

17.	Subsequent Events

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

Overview

We are a financially-sustainable commercial-stage biotechnology company with a record of success in developing and commercializing small-molecule anti-inflammatory and anti-fibrotic drugs targeting organ diseases, focusing specifically on organ fibrosis. Fibrotic diseases represent a large patient population with significant unmet medical needs. Fibrosis involves a complex, multi-stage process with multiple pathways. While there are numerous potential targets for anti-fibrotic therapy, both established and emerging, addressing a single molecular pathway may not be sufficient to prevent, halt, or reverse fibrosis.

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

Gyre Pharmaceuticals successfully advanced Pirfenidone from research and development to commercialization in the PRC for the treatment of IPF. In addition to IPF, Pirfenidone is undergoing three additional Phase 3 clinical trials for connective tissue disease-associated interstitial lung diseases (sclerosis-related interstitial lung disease and dermatomyositis-related interstitial lung disease) and pneumoconiosis to broaden its indications and market. In May 2024, Gyre Pharmaceuticals executed a comprehensive agreement with Jiangsu Wangao Pharmaceuticals Co., Ltd. to acquire the commercial rights to nintedanib, a small-molecule drug for the treatment of IPF. With this acquisition, we acquired the other product approved for the treatment of IPF, which is currently approved globally for the treatment of IPF. Nintedanib is expected to provide patients more choices and benefits, and further enhance Gyre Pharmaceuticals’ leading position in the pulmonary fibrosis market. Gyre Pharmaceutical is planning to initiate commercialization of the nintedanib product in the PRC in 2025, which is anticipated to offset any declines in ETUARY sales as a result of the fluctuations in the Chinese economy significantly affecting demand for anti-fibrosis drugs and decreasing healthcare spending generally.

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

Gyre Pharmaceuticals has completed a Phase 2 trial of F351 in the PRC for chronic hepatitis B (“CHB”)-associated liver fibrosis. The Phase 2 trial showed that F351 was well-tolerated without notable toxicity and patients treated showed statistically-significant improvement of liver fibrosis, with the best efficacy results achieved at 270 mg/day dosing. Based on these results, a confirmatory Phase 3 trial is ongoing in the PRC with a primary endpoint of the reduction of the liver fibrosis score (Ishak Scoring System) by at least one stage after taking F351 in combination with Entecavir. In October 2024, the last patient completed the 52-week pivotal Phase 3 trial. Gyre Pharmaceuticals expects to report top-line data from this trial by the first quarter of 2025.

In the United States, we have completed a Phase 1 clinical trial of F351 in healthy volunteers. Following results from the PRC Phase 3 trial in CHB-associated liver fibrosis and pending approval of an IND submission, we expect to initiate a Phase 2 trial to evaluate F351 for the treatment of metabolic dysfunction-associated steatohepatitis (MASH )-associated liver fibrosis in 2025. We cannot guarantee that a Phase 2 trial will be initiated or estimate the funding needed for such trial at this time, but may need to raise additional capital to fund this program.

In parallel, we are also conducting a randomized, double-blind, placebo-controlled Phase 2 clinical trial in the PRC to assess the safety and efficacy of F573, a caspase inhibitor for the treatment of acute/acute on-chronic liver failure. In addition, in May 2024, we obtained the approval from the PRC’s National Medical Products Administration (“NMPA”) for the IND to launch a new clinical trial in the PRC of another new drug candidate, F230, a selective endothelin receptor agonist for the treatment of pulmonary arterial hypertension. We are preparing for the anticipated launch of the clinical trial in the PRC. We are also evaluating F528, a novel anti-inflammation agent that targets the inhibition of multiple inflammatory cytokines, in preclinical studies as a potential first-line therapy for the treatment of chronic obstructive pulmonary disease.

In June 2024, Gyre Pharmaceuticals received approval from the NMPA for avatrombopag maleate tablets for the treatment of thrombocytopenia (“TP”) associated with chronic liver disease (“CLD”) in adult patients undergoing elective diagnostics procedures or therapy. TP is the most common hematologic complication in patients with CLD and can be life threatening in severe cases. Avatrombopag is an oral thrombopoietin receptor agonist. Avatrombopag was approved by the U.S. Food and Drug Administration for the treatment of adults with CLD-associated TP in May 2018, and its indication was subsequently expanded to include the treatment of immune thrombocytopenia in June 2019. Gyre Pharmaceuticals acquired avatrombopag under a transfer agreement with Nanjing Healthnice Pharmaceutical Technology, Co., Ltd. (“Nanjing Healthnice”) in June 2021 and is planning to start commercializing the avatrombopag product by the first half of 2025.

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

On August 6, 2024, the Board appointed Rodney Nussbaum as the new Audit Committee Chair and David Epstein, Ph.D., as a Class II director. Dr. Epstein will serve until our 2026 Annual Meeting of Stockholders and until his successor is duly elected and qualified. Dr. Epstein was also appointed as a member of the Board’s Audit Committee and Compensation Committee. On August 9, 2024, we informed Nasdaq that, following Dr. Epstein’s appointment as a member of the Board and as a member of the Audit Committee we regained compliance with Nasdaq’s audit committee composition requirements as set forth in Nasdaq Listing Rule 5605, which requires that the audit committee of a listed company be comprised of at least three “independent directors” (as defined in Nasdaq Listing Rule 5605(a)(2)). On October 3, 2024, Nasdaq issued the formal determination which confirmed our compliance with Nasdaq’s audit committee composition requirements as set forth in Nasdaq Listing Rule 5605.

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

Financial Operations Overview

During the three months ended September 30, 2024, we had net income of $2.9 million and net income attributable to common stockholders of $1.1 million. For the nine months ended September 30, 2024, we had net income of $17.3 million and a net income attributable to common stockholders of $12.2 million. During the three months ended September 30, 2023, we had net income of $7.5 million and a net income attributable to common stockholders of $4.0 million. During nine months ended September 30, 2023, we had net income of $15.5 million and a net income attributable to common stockholders of $8.1 million. As of September 30, 2024, we had an accumulated deficit of $73.4 million and cash and cash equivalents of $15.9 million. As of December 31, 2023, we had an accumulated deficit of $85.5 million and cash and cash equivalents of $33.5 million.

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

Results of Operations

Comparison of the three months ended September 30, 2024 and 2023

The following table summarizes our results of operations for the periods presented (in thousands, except percentage change):

	Three Months Ended September 30,
	2024	2023	Change ($)	Change (%)
Revenues	$25,488	$32,042	$(6,554)	(20)%
Cost of revenues	958	1,184	(226)	(19)%
Gross profit	24,530	30,858	(6,328)	(21)%
Operating expenses excluding cost of revenues:
Selling and marketing	13,699	13,928	(229)	(2)%
Research and development	2,775	3,009	(234)	(8)%
General and administrative	3,823	1,157	2,666	230%
Total operating expenses excluding cost of revenues	20,297	18,094	2,203	12%
Income from operations	4,233	12,764	(8,531)	(67)%
Other income (expense), net:
Interest income, net	523	283	240	85%
Other expense, net	(598)	(1,333)	735	(55)%
Change in fair value of warrant liability	(228)	—	(228)	*
Loss on disposal of assets, net	—	(526)	526	*
Income before income taxes	3,930	11,188	(7,258)	(65)%
Provision for income taxes	(1,074)	(3,678)	2,604	(71)%
Net income	2,856	7,510	(4,654)	(62)%
Net income attributable to noncontrolling interest	1,732	3,534	(1,802)	(51)%
Net income attributable to common stockholders	$1,124	$3,976	$(2,852)	(72)%

*Not meaningful

Revenues

Revenues for the three months ended September 30, 2024 and 2023 were $25.5 million and $32.0 million, respectively. The $6.5 million decrease was primarily driven by a $6.4 million decrease in anti-fibrosis drug sales and a $0.1 million decrease in generic drug sales due to fluctuations in the Chinese economy significantly affecting demand for anti-fibrosis drugs and decreasing healthcare spending generally. To support future revenue growth, we plan to commercially launch new products, such as nintedanib and avatrombopag, in early 2025, which will be supported by our extensive sales and marketing platform across the PRC.

Cost of Revenues

Cost of revenues for the three months ended September 30, 2024 and 2023 was $1.0 million and $1.2 million, respectively. The decrease was primarily driven by a $0.1 million factory stoppage loss due to factory renovation in 2023 and a $0.1 million decrease in sales quantity.

Selling and Marketing Expenses

Selling and marketing expenses decreased by $0.2 million, or 2%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. The decrease was primarily driven by a $0.9 million decrease in conference costs due to a decrease in conference activity, a $0.9 million decrease in staff cost as well as a $0.1 million decrease in other expenses, partially offset by a $1.5 million increase in promotional expenses and a $0.2 million increase in travel expense.

Research and Development Expenses

The table below details our costs for research and development for the periods presented (in thousands, except percentage change):

	Three Months Ended September 30,
	2024	2023	Change ($)	Change (%)
Direct program expenses:
Clinical trials	$764	$270	$494	183%
Materials and utilities	507	524	(17)	(3)%
Pre-clinical research	311	811	(500)	(62)%
Indirect expenses:
Personnel-related costs	793	1,010	(217)	(21)%
Facilities, depreciation and other	400	394	6	2%
Total research and development expenses	$2,775	$3,009	$(234)	(8)%

Research and development expenses decreased by $0.2 million, or 8%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. The decrease was primarily from Gyre Pharmaceuticals, and was driven by a $0.5 million decrease in pre-clinical research expense and a $0.2 million decrease in staff cost due to the decrease in headcount in the research and development department, partially offset by a $0.5 million increase in our clinical trial expense and clinical trial expense from Gyre Pharmaceuticals.

General and Administrative Expenses

General and administrative expenses increased by $2.7 million, or 230%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. The increase was primarily driven by costs associated with being a public company, including a $0.9 million increase in functional and administrative department's personnel and stock compensation costs, a $0.6 million increase in miscellaneous expenses, and a $1.2 million increase in professional expense.

Other Income (Expense), Net

Interest income increased by $0.2 million, or 85%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023, primarily due to additional investments in certificates of deposit.

Other expenses, net decreased by $0.7 million, or 55%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. The decline was primarily due to a $0.7 million decrease from the combination of equity method investments loss and a $0.3 million decrease in donation expense from Gyre Pharmaceuticals. These decreases were partially offset by a $0.3 million increase in our dividend and miscellaneous non-operating loss.

Loss on disposal of assets was $0.5 million for the three months ended September 30, 2023, which was related to the dispose fixed assets from Gyre Pharmaceuticals. There was no loss on disposal of assets for the three months ended September 30, 2024.

Change in fair value of warrant liability was $0.2 million for the three and nine months ended September 30, 2024. It was related to the remeasurement of the Preferred Stock Warrants liability.

Provision for Income Taxes

Provision for income taxes was $1.1 million and $3.7 million for the three months ended September 30, 2024 and 2023, respectively. The decrease was primarily attributable to a lower profit from Gyre Pharmaceuticals’ operations for the three months ended September 30, 2024.

Comparison of the nine months ended September 30, 2024 and 2023

The following table summarizes our results of operations for the periods presented (in thousands, except percentage change):

	Nine Months Ended September 30,
	2024	2023	Change ($)	Change (%)
Revenues	$77,885	$86,302	$(8,417)	(10)%
Cost of revenues	2,707	3,386	(679)	(20)%
Gross profit	75,178	82,916	(7,738)	(9)%
Operating expenses excluding cost of revenues:
Selling and marketing	40,655	44,695	(4,040)	(9)%
Research and development	8,312	9,212	(900)	(10)%
General and administrative	10,645	4,607	6,038	131%
Total operating expenses excluding cost of revenues	59,612	58,514	1,098	2%
Income from operations	15,566	24,402	(8,836)	(36)%
Other income (expense), net:
Interest income, net	1,201	718	483	67%
Other expense, net	(1,226)	(1,281)	55	(4)%
Change in fair value of warrant liability	6,973	—	6,973	*
Loss on disposal of assets, net	(68)	(526)	458	(87)%
Income before income taxes	22,446	23,313	(867)	(4)%
Provision for income taxes	(5,117)	(7,816)	2,699	(35)%
Net income	17,329	15,497	1,832	12%
Net income attributable to noncontrolling interest	5,145	7,424	(2,279)	(31)%
Net income attributable to common stockholders	$12,184	$8,073	$4,111	51%

Revenues

Revenues for the nine months ended September 30, 2024 and 2023 were $77.9 million and $86.3 million, respectively. The $8.4 million decrease was primarily driven by a $8.0 million decrease in anti-fibrosis drug sales and a $0.4 million decrease in generic drugs due to the same factors mentioned above. If approved by the NMPA for commercial use, we expect that F351 for the treatment of CHB-associated liver fibrosis in the PRC will support revenue growth in the future, which will be supported by our extensive sales and marketing platform across the PRC.

Cost of Revenues

Cost of revenues for the nine months ended September 30, 2024 and 2023 was $2.7 million and $3.4 million, respectively. The decrease was primarily driven by a $0.4 million factory stoppage loss due to factory renovation in 2023, and a $0.4 million decrease in generic drug cost due to the decrease of sales, offset by a $0.1 million increase of the staff cost and new equipment depreciation.

Selling and Marketing Expenses

Selling and marketing expenses decreased by $4.0 million, or 9.0%, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The decrease was primarily driven by a $5.3 million decrease in conference costs due to a decrease in conference activity, partially offset by a $1.0 million increase in promotional expenses, a $0.2 million increase in staff costs due to an increase in staff headcount, and a $0.1 million increase in other expenses.

Research and Development Expenses

The table below details our costs for research and development for the periods presented (in thousands, except percentage change):

	Nine Months Ended September 30,
	2024	2023	Change ($)	Change (%)
Direct program expenses:
Clinical trials	$2,749	$2,421	$328	14%
Materials and utilities	1,452	1,793	(341)	(19)%
Pre-clinical research	485	1,458	(973)	(67)%
Indirect expenses:
Personnel-related costs	2,566	2,789	(223)	(8)%
Facilities, depreciation and other	1,060	751	309	41%
Total research and development expenses	$8,312	$9,212	$(900)	(10)%

Research and development expenses decreased by $0.9 million, or 10%, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The $1.5 million decrease from Gyre Pharmaceuticals was primarily driven by a $1.0 million decrease in pre-clinical research expenses, a $0.3 million decrease in materials and utilities, and a $0.2 million decrease in staff cost due to the decrease in headcount in the research and development department. These decreases were offset by a $0.6 million increase in our clinical trial costs and research and development consulting costs.

General and Administrative Expenses

General and administrative expenses increased by $6.0 million, or 131%, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The increase was primarily driven by costs associated with being a public company, including a $2.9 million increase in functional and administrative department’s personnel and stock compensation costs, a $1.8 million increase in miscellaneous expenses, and a $1.3 million increase in professional expense.

Other Income (Expense), Net

Interest income increased by $0.5 million, or 67%, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, primarily due to additional investments in certificates of deposit.

Other expenses, net decreased by $0.1 million, or 4%, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The decrease was primarily due to a $0.9 million decrease in government grants, and a $1.1 million decrease from the combination of equity method investments loss, partially offset by a $0.3 million increase in our miscellaneous non-operating loss.

Loss on disposal of assets was $0.5 million for the nine months ended September 30, 2023, which was related to the disposition of fixed assets from Gyre Pharmaceuticals. There was no loss on disposal of assets for the nine months ended September 30, 2024.

Change in fair value of warrant liability was $7.0 million for the nine months ended September 30, 2024, which was related to the remeasurement of the Preferred Stock Warrants liability.

Provision for Income Taxes

Provision for income taxes was $5.1 million and $7.8 million for the nine months ended September 30, 2024 and 2023, respectively. The decrease was primarily due to the projected effective tax rate decreased and a lower profit from Gyre Pharmaceuticals’ operations for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023.

Recent Accounting Pronouncements

Refer to Note 2 – Summary of Significant Accounting Policies to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report for more information about recent accounting pronouncements.

Liquidity and Capital Resources

Sources of Liquidity

As of September 30, 2024, we had cash and cash equivalents of $15.9 million, short-term bank deposits of $9.2 million and long-term certificates of deposit of $29.5 million, which are available to fund operations, and an accumulated deficit of $73.4 million. Our net income during the three and nine months ended September 30, 2024 was $2.9 million and $17.3 million, respectively, while cash provided by and used in operating activities was $1.7 million and $0.9 million, respectively. We believe that our existing cash and cash equivalents, cash flows from operations, and access to capital markets will be sufficient to fund our operating activities and obligations for at least 12 months following the filing date of this Quarterly Report.

Future Funding Requirements

We expect to use cash flows from operations to meet our current and future financial obligations, including funding our operations, and capital expenditures. Our ability to make these payments depends on our future performance, which will be affected by financial, business, economic, regulatory, and other factors, many of which we cannot control. In particular, following results from the PRC Phase 3 trial in CHB-associated liver fibrosis and pending approval of an IND submission, we expect to initiate a Phase 2 trial to evaluate F351 for the treatment of MASH-associated liver fibrosis in 2025. We cannot guarantee that a Phase 2 trial will be initiated or estimate the funding needed for such trial at this time, but may need to raise additional capital to fund this program. Factors that may affect financing requirements include, but are not limited to:

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

The following table summarizes our cash flows for the periods presented (in thousands):

	Nine Months Ended September 30,
	2024	2023
Cash Flow Data:
Net cash (used in) provided by operating activities	$(883)	$22,532
Net cash used in investing activities	(17,880)	(21,099)
Net cash provided by financing activities	1,138	—
Effect of exchange rate changes on cash and cash equivalents	(18)	(529)
Net change in cash and cash equivalents	$(17,643)	$904

Cash Flows from Operating Activities

Cash used in operating activities for the nine months ended September 30, 2024 was $0.9 million, reflecting our net income of $17.3 million, offset by non-cash items of $6.1 million primarily related to the change in fair value of warrant liability of $7.0 million. Additionally, cash used in operating activities reflected changes in net operating assets and liabilities of $12.1 million.

Cash provided by operating activities for the nine months ended September 30, 2023 was $22.5 million, reflecting our net income of $15.5 million and additional positive non-cash items impact of $1.0 million. Additionally, cash provided by operating activities reflected changes in net operating assets and liabilities of $6.0 million.

Cash Flows from Investing Activities

Cash used in investing activities for the nine months ended September 30, 2024 was $17.9 million, which consisted of $14.1 million in purchases of certificates of deposit, $2.4 million in purchases of property and equipment, and $1.7 million in equity method investment, partially offset by $0.3 million proceeds from sale of equipment.

Cash used in investing activities for the nine months ended September 30, 2023 was $21.1 million, which consisted of $14.3 million in purchases of certificates of deposit, $6.2 million in purchases of property and equipment and $1.0 million in equity method investment, partially offset by $0.5 million in proceeds from sale of equipment.

Cash Flows from Financing Activities

Cash provided by financing activities for the nine months ended September 30, 2024 was $1.1 million due to deferred financing costs, as well as proceeds from the exercise of stock options. The Company did not have cash provided by financing activities for the nine months ended September 30, 2023.

Restricted Net Assets

Under PRC laws and regulations, Gyre Pharmaceuticals is subject to restrictions on foreign exchange and cross-border cash transfers, including to parent companies and U.S. stockholders. The ability to distribute earnings to the parent companies and U.S. stockholders is also limited. Current PRC regulations permit Gyre Pharmaceuticals to pay dividends to BJC only out of its accumulated profits as determined in accordance with PRC accounting standards and regulations. Amounts restricted include paid-in capital and the statutory reserves of Gyre Pharmaceuticals. The aggregate amounts of restricted capital and statutory reserves of the relevant subsidiaries not available for distribution were $64.3 million as of September 30, 2024 and December 31, 2023. We do not expect the restrictions described above to have a material impact on our ability to meet our cash obligations.

Contractual Obligations and Other Commitments

Leases

We have entered into lease arrangements in (1) San Diego, California for our headquarters, which expires on the last day of the 38th full calendar month beginning on or after November 11, 2023, and (2) the PRC, for office and laboratory spaces through May 2027. As of September 30, 2024, our fixed lease payment obligations were $1.9 million, with $0.7 million payable within 12 months.

Other Contractual Obligations and Commitments

In June 2021, we entered into a transfer agreement with Nanjing Healthnice, an independent third party, pursuant to which Nanjing Healthnice agreed to transfer to us the avatrombopag maleate tablets for the treatment of CLD-associated thrombocytopenia and all relevant technologies, complete any research or trials and transfer to us all materials necessary for the application of marketing approval by the NMPA. We were approved by the NMPA as the marketing authorization holder of the avatrombopag maleate tablets on June 25, 2024. In exchange, we paid a total of approximately $2.3 million upon certain milestones (e.g., the completion of bioequivalence study, or the registration application to the NMPA) being met. We have completed the bioequivalence study and received NMPA acceptance on August 1, 2022, and as of September 30, 2024, we have made total payments of approximately $2.3 million.

In September 2022, we entered into a transfer agreement with New Jiyuan (Beijing) Pharmaceutical Technology Co., Ltd. (“New Jiyuan”), an independent third party, pursuant to which New Jiyuan agreed to transfer to us the minocycline hydrochloride foam for the treatment of moderate to severe acne and all relevant technologies, complete product development and transfer to us all materials necessary for the application of marketing approval of the NMPA. Upon the completion of the transfer, we expect that we will be approved by the NMPA as the marketing authorization holder of the minocycline hydrochloride foam. In exchange, we will pay a total amount of $1.0 million and the payments will be made by installments conditioned upon certain milestones (e.g., the completion of bioequivalence study, or the registration application to the NMPA) being met. Process verification has been completed. As of September 30, 2024, we have made total payments of approximately $0.7 million.

Research and Development Programs

As of September 30, 2024, we have committed to allocate $34.3 million toward future research and development activities for various programs.

Property and Equipment

Our commitments related to the purchase of property and equipment contracted but not yet reflected in the unaudited consolidated condensed financial statements were $1.6 million as of September 30, 2024 and are expected to be incurred within one year.

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

Based on the aggregate market value of our common stock held by non-affiliates as of June 30, 2024, we believe we will remain a smaller reporting company, but will become an “accelerated filer” as of December 31, 2024. Because we believe our non-accelerated filer status will expire on December 31, 2024, we will be required, pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002, to include in our Annual Report on Form 10-K for the year ending December 31, 2024 an attestation report as to the effectiveness of our internal control over financial reporting that is issued by our independent registered public accounting firm. However, we expect to continue to take advantage of the reduced reporting requirements applicable to smaller reporting companies.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company, as defined by Rule 12b-2 under the Securities and Exchange Act of 1934 and in Item 10(f)(1) of Regulation S-K, and are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2024, our management, with the participation and supervision of our principal executive officer and our principal financial officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2024 to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

You should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report, which could materially affect our business, financial position, or future results of operations. The risks described in our Annual Report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial position, or future results of operations. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC. Except as disclosed below, there have been no material changes from the risk factors disclosed in Part I, Item 1A, “Risk Factors” in our Annual Report.

If we fail to maintain proper and effective internal controls over financial reporting our ability to produce accurate and timely financial statements could be impaired.

Pursuant to Section 404(a) of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), our management is required to report upon the effectiveness of our internal control over financial reporting. Beginning with our annual report for our fiscal year ending December 31, 2024, we expect that we will become an “accelerated filer.” By becoming an “accelerated filer,” Section 404(b) of the Sarbanes-Oxley Act will require our independent auditors to express an opinion on our internal control over financial reporting. Ensuring that we have adequate internal controls in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that will need to be evaluated frequently. If we are unable to maintain effective internal control over financial reporting, we may not have adequate, accurate or timely financial information, our independent registered public accounting firm may issue a report that is adverse, and we may be unable to meet our reporting obligations as a public company or comply with the requirements of the SEC or the Sarbanes-Oxley Act. This could result in a restatement of our financial statements, the imposition of sanctions, including the inability of registered broker dealers to make a market in our common stock, or investigation by regulatory authorities. Any such action or other negative results caused by our inability to meet our reporting requirements or comply with legal and regulatory requirements or by disclosure of an accounting, reporting or control issue could adversely affect the trading price of our securities and our business. To achieve compliance with Section 404 within the prescribed period, we are engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. This process will be time-consuming, costly and complicated.

Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition, results of operations, or cash flows. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness or significant deficiency in our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by Nasdaq, the SEC, or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

We may identify material weaknesses or significant deficiencies in our internal control over financial reporting in the future or fail to maintain effective internal control over financial reporting, which may result in material misstatements of our consolidated financial statements or cause us to fail to meet our periodic reporting obligations.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the registrant’s financial reporting.

Remediation measures to remediate a material weakness or significant deficiency may be time consuming, may result in us incurring significant costs, and may place significant demands on our financial and operational resources.

Our failure to identify and address any material weaknesses or significant deficiencies that may be identified in the future could result in material misstatements to our financial statements and could also impair our ability to comply with applicable financial reporting requirements and related regulatory filings on a timely basis, which could cause investors to lose confidence in our reported financial information, which may result in volatility in and a decline in the market price of our securities.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Trading Arrangements

On September 15, 2024, the spouse of Songjiang Ma, the President and a director of the Company, entered into a Rule 10b5-1 trading arrangement (as defined in Item 408 of Regulation S-K). Ms. Ma’s plan provides for the potential exercise of vested stock options and the associated sale of up to 700,000 shares of common stock. The trading arrangement terminates upon the sale of all shares pursuant to the trading arrangement. During the three months ended September 30, 2024, no other director or executive officer adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement, as such terms are defined under Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

The exhibits filed or furnished as part of this Quarterly Report are set forth below.

Exhibit Number	Exhibit Title	Form	File No.	Incorporated by reference Exhibit No.	Filing Date

2.1(a)†#	Asset Purchase Agreement, dated as of December 26, 2022, by and among Catalyst Biosciences, Inc., GNI Group Ltd., and GNI Hong Kong Limited.	8-K	000-51173	2.1	Dec. 27, 2022

2.1(b)	Agreement and Amendment to Asset Purchase Agreement, dated as of March 29, 2023, by and among Catalyst Biosciences, Inc., GNI Group Ltd., and GNI Hong Kong Limited.	8-K	000-51173	2.2	Mar. 30, 2023

2.2(a)#	Business Combination Agreement, dated as of December 26, 2022, by and among Catalyst Biosciences, Inc., GNI USA, Inc., GNI Group Ltd., GNI Hong Kong Limited, Shanghai Genomics, Inc., the individuals listed on Annex A thereto and Continent Pharmaceuticals Inc.	8-K	000-51173	2.2	Dec. 27, 2022

2.2(b)	Amendment to Business Combination Agreement, dated as of March 29, 2023, by and among Catalyst Biosciences, Inc., GNI USA, Inc., GNI Group Ltd., GNI Hong Kong Limited, Shanghai Genomics, Inc., the Minority Holders and Continent Pharmaceuticals Inc.	8-K	000-51173	2.1	Mar. 30, 2023

2.2(c)	Second Amendment to Business Combination Agreement, dated as of August 30, 2023, by and among Catalyst Biosciences, Inc., GNI USA, Inc., GNI Group Ltd., GNI Hong Kong Limited, Shanghai Genomics, Inc. and Continent Pharmaceuticals Inc.	8-K	000-51173	2.1	Aug. 31, 2023

3.1*	Restated Certificate of Incorporation of the Company.

3.2	Amended and Restated Bylaws of the Company.	8-K	000-51173	3.3	Oct. 30, 2023

3.3(a)	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock, filed with the Delaware Secretary of State on April 10, 2017.	10-Q	000-51173	3.1	Aug. 3, 2017

3.3(b)	Certificate of Elimination of Series A Preferred Stock, filed with the	10-K	000-51173	3.6(b)	Mar. 27, 2024

	Delaware Secretary of State on March 25, 2024.

3.4(a)	Certificate of Designation of Preferences, Rights and Limitations of Series X Convertible Preferred Stock, filed with the Delaware Secretary of State on December 27, 2022.	8-K	000-51173	3.1	Dec. 27, 2022

3.4(b)	Amendment to Certificate of Designation of Preferences, Rights and Limitations of Series X Convertible Preferred Stock, filed with the Delaware Secretary of State on October 30, 2023.	8-K	000-51173	3.2	Oct. 30, 2023

3.5(a)	Certificate of Designation of Preferences, Rights and Limitations of Series Y Preferred Stock, filed with the Delaware Secretary of State on June 20, 2023, with respect to the Series Y Preferred Stock.	8-K	000-51173	3.1	June 20, 2023

3.5(b)	Certificate of Elimination of Series Y Preferred Stock, filed with the Delaware Secretary of State on August 31, 2023.	8-K	000-51173	3.1	Aug. 31, 2023

4.1	Warrant to Purchase Stock of Catalyst Biosciences, Inc., issued to Silicon Valley Bank on March 3, 2005.	10-K	000-51173	4.4	Mar. 9, 2016

4.2	Form of Warrant to Purchase Stock of Catalyst Biosciences, Inc., issued to purchasers of convertible promissory notes.	10-K	000-51173	4.6	Mar. 9, 2016

4.3	Form of Warrant to Purchase Series X Convertible Preferred Stock.	8-K	000-51173	4.1	Oct. 30, 2023

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

GYRE THERAPEUTICS, INC.

Date: November 13, 2024	/s/ Han Ying, Ph.D.
Han Ying, Ph.D.
Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2024	/s/ Ruoyu Chen
Ruoyu Chen
Chief Financial Officer
(Principal Financial and Accounting Officer)