Form 10-K
period 2024-12-31
GYRE THERAPEUTICS, INC.
filed 2025-03-17
CIK 1124105

The

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2024

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant (based on the closing price of such stock on The Nasdaq Capital Market on June 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $83.3 million. Shares of common stock held by each officer and director and by each person who is known to own 10% or more of the outstanding common stock have been excluded because such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 7, 2025, the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 93,612,442, which includes 7,280,230 shares of common stock issued in the name of the registrant to a stock plan administrator of the registrant (see Note 8—Stockholders’ Equity).

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Report, to the extent not set forth herein, is incorporated by reference from the registrant’s definitive proxy statement relating to the Annual Meeting of Stockholders to be held in 2025 (the “Proxy Statement”), which shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

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

You should read these statements carefully because they discuss future expectations, contain projections of future results of operations or financial condition, or state other “forward-looking” information. These statements relate to our plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. For example, forward-looking statements include any statements regarding:

•
our ability to conduct extensive clinical trials to demonstrate safety and efficacy of our product candidates;
•
our ability to develop a pipeline of product candidates to address unmet needs in the treatment of organ fibrosis and other inflammatory diseases;
•
the timing, progress and results of clinical trials for: (i) F351 (Hydronidone) from the Phase 3 clinical trial in the People’s Republic of China (the “PRC”) for the treatment of liver fibrosis associated with chronic hepatitis B (“CHB”) and Phase 2 trial in the United States for the treatment of metabolic dysfunction-associated steatohepatitis- (“MASH”) associated liver fibrosis; (ii) ETUARY from the Phase 3 clinical trial for pneumoconiosis; (iii) F573 from the Phase 2 clinical trial in the PRC for the treatment of on-chronic liver failure; and (iv) other product candidates we may develop, including F230 and F528, including statements regarding the timing of initiation and completion of studies or trials and related preparatory work, the period during which the results of the studies or trials will become available and research and development programs;
•
the timing, scope and likelihood of U.S., PRC and comparable foreign regulatory filings and approvals, including timing of investigational new drug applications (“INDs”) and final FDA and National Medical Products Administration ("NMPA") approval of F351 for the treatment of liver fibrosis associated with MASH and CHB, respectively, ETUARY for the treatment of pneumoconiosis, F528 for the treatment of chronic obstructive pulmonary disease (“COPD”), F230 for the treatment of pulmonary arterial hypertension (“PAH”), and any other future product candidates;
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
•
plans relating to commercializing nintedanib and avatrombopag, and our product candidates, if approved, including the geographic areas of focus and sales strategy;
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
•
existing regulations and regulatory developments in the PRC, the United States, Europe, and other jurisdictions;
•
our intellectual property position, including the scope of protection we are able to establish and maintain for intellectual property rights covering ETUARY, nintedanib, avatrombopag, F351, F573, F528, and F230, and other product candidates we may develop, including the extensions of existing patent terms where available, the validity of intellectual property rights held by third parties and our ability not to infringe, misappropriate or otherwise violate any third-party intellectual property rights;
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
•
the pricing and reimbursement of ETUARY, nintedanib, avatrombopag, F351, F573, F528, and F230, and other product candidates we may develop, if approved;

•
the rate and degree of market acceptance and clinical utility of F351, and other product candidates we may develop;
•
our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;
•
our financial performance;
•
the period over which we estimate our existing cash will be sufficient to fund our planned operating expenses and capital expenditure requirements;
•
expectations about the continued listing of our common stock on The Nasdaq Capital Market; and
•
the impact of laws and regulations.

Any such forward-looking statements are not guarantees of future performance and are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in or contemplated by such forward-looking statements. Factors that might cause such a difference include, but are not limited to, the risks and uncertainties described in this Annual Report, including those risks described in Part I, Item 1A, “Risk Factors,” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as others that we may consider immaterial or do not anticipate at this time. The risks and uncertainties described in this Annual Report, including in Part I, Item 1A, “Risk Factors,” and Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” are not exclusive and further information concerning our company and our businesses, including factors that potentially could materially affect our operating results or financial condition, may emerge from time to time. All forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. These statements, like all statements in this Annual Report, speak only as of their date, and we undertake no obligation to update or revise these statements considering future developments. We caution investors that our business and financial performance are subject to substantial risks and uncertainties, and you should carefully consider the factors set forth in other reports or documents that we file from time to time with the Securities and Exchange Commission (the “SEC”).

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

Overview

We are a commercial-stage pharmaceutical company with a proven track record of financial success developing and commercializing small-molecule anti-inflammatory and anti-fibrotic drugs targeting organ diseases, focusing specifically on organ fibrosis. Fibrotic diseases represent a large patient population with significant unmet medical needs and involve complex, multi-stage processes with multiple pathways. While there are numerous potential targets for anti-fibrotic therapy, both established and emerging, addressing a single molecular pathway may not be sufficient to prevent, halt, or reverse fibrosis. Our strategy is to build on our success in the development and commercialization of ETUARY®(pirfenidone) to expand into new indications and advance our pipeline of innovative drug candidates. By leveraging clinically validated compounds, our goal is to drive a de-risked pipeline through late-stage clinical development and commercialization to provide effective treatments for patients in the United States and globally.

ETUARY (pirfenidone)

Pirfenidone, the first anti-fibrotic drug approved for idiopathic pulmonary fibrosis (“IPF”) in Japan, the European Union (“EU”), the United States, and the PRC, is a small molecule drug that inhibits the synthesis of Tumor Growth Transforming (“TGF”)-ß1, Tumor Necrosis Factor (“TNF”)-α, and other fibrosis and inflammation modulators. We successfully advanced pirfenidone from research and development (“R&D”) to commercialization in the PRC for the treatment of IPF. In 2024, ETUARY’s annual sales reached $105.0 million. In addition to IPF, pirfenidone is undergoing one additional Phase 3 trial in the PRC for the treatment of pneumoconiosis (“PD”) and was undergoing two Phase 3 trials in the PRC for the treatment of dermatomyositis-related interstitial lung disease ("DM-ILD") and sclerosis-related interstitial lung disease ("SSc-ILD") to broaden its indications and market. We are prioritizing the development of our product candidates for other targeted indications and, as a result, have paused our two Phase 3 trials in the PRC for the treatment of DM-ILD and SSc-ILD. We may decide to continue such Phase 3 trials in the future.

F351 (hydronidone)

F351 (hydronidone), our lead development candidate, is a structural derivative of ETUARY. It is a new oral chemical entity with an anti-fibrotic, TGF-ß1-targeting mechanism of action, for which we hold patents in major markets. Our Phase 2 trial of F351 in the PRC for Chronic Hepatitis B (“CHB”)-associated liver fibrosis showed that F351 was well-tolerated without notable toxicity and patients treated showed statistically-significant improvement of liver fibrosis.

•
Our most significant near-term catalyst is the anticipated topline results of F351 for our ongoing Phase 3 trial in the PRC expected in the second quarter of 2025. Our confirmatory 52-week Phase 3 trial enrolled 248 patients and the last patient completed the trial in October 2024. Topline results from our Phase 3 trial will be a critical milestone in our clinical development and commercial strategy. A positive outcome has the potential to enhance our commercial sales, strengthen our market position and drive overall company growth.
•
We are preparing a U.S. IND application and expect to submit it in the first half of 2025. In the United States, we have completed a Phase 1 clinical trial of F351 in healthy volunteers. Following results from the PRC Phase 3 trial in CHB-associated liver fibrosis and pending approval of our IND, we expect to initiate a Phase 2 trial to evaluate F351 for the treatment of liver fibrosis associated with MASH in 2025.

Generic Drugs

Nintedanib and avatrombopag are our two commercial-ready drugs that have planned commercial launches in the PRC in 2025. Nintedanib is approved as a standard-of-care drug for IPF, SSc-ILD, and Progressive Fibrosing Interstitial Lung Disease (“PF-ILD”). Avatrombopag has received approval for two indications, the treatment of thrombocytopenia (“TP”) associated with chronic liver disease (“CLD”) and chronic idiopathic thrombocytopenia (“ITP”).

Other Product Candidates

F573 is our clinical-stage product candidate for the treatment of acute/acute-on-chronic liver failure (“ALF/ACLF”) currently in Phase 2 clinical trials in the PRC. F230 is our clinical-stage product candidate for the treatment of PAH, and we expect to initiate a Phase 1 trial in the PRC in 2025. F528 is our preclinical-stage product candidate for the treatment of COPD.

Commercialization and Development Strategies in Targeted Indications

Overview of Products and Product Candidates

Pulmonary Fibrosis

We are focused on commercializing therapies for the treatment of pulmonary fibrosis and working to solidify our position as a leader in this space.

We are uniquely positioned as the only company with both standard-of-care approved therapies for IPF. Our portfolio includes:

•
ETUARY® (pirfenidone) – an antifibrotic agent with anti-inflammatory and antioxidant properties, and one of the first three drugs approved for the treatment of IPF globally. In 2024 and 2023, our revenue from sales of ETUARY was $105.0 million and $112.1 million, respectively
•
Nintedanib– a small molecule kinase inhibitor that inhibits lung fibroblast proliferation and migration. In May 2024, Gyre Pharmaceuticals executed a comprehensive agreement with Jiangsu Wangao Pharmaceuticals Co., Ltd. to obtain the drug registration certificate for and become the marketing authorization holder of nintedanib. Gyre Pharmaceuticals is planning to initiate commercialization of the nintedanib product in the PRC in 2025.

Pirfenidone is undergoing one additional Phase 3 trial in the PRC for the treatment of PD and two Phase 3 trials in the PRC for the treatment of DM-ILD and SSc-ILD. We have paused our Phase 3 trials of pirfenidone for the treatment of DM-ILD and SSc-ILD in the PRC to prioritize development of our product candidates in other targeted indications.

Liver Fibrosis

We are also committed to developing effective therapies for the treatment of CHB-associated and MASH-associated liver fibrosis through our lead product candidate, F351 (hydronidone).

F351 is currently in a Phase 3 clinical trial in the PRC for the treatment of CHB-associated liver fibrosis. We commenced patient enrollment for our Phase 3 clinical trial in January 2022 and had our last patient out in October 2024. The topline results of F351 for our Phase 3 trial in the PRC are expected in the second quarter of 2025. In the United States, we are advancing F351 for the treatment of MASH-associated liver fibrosis. We are actively preparing to file an IND application in the first half of 2025. Following results from the PRC Phase 3 trial in CHB-associated liver fibrosis and pending approval of our IND, we expect to initiate a Phase 2 trial to evaluate F351 for the treatment of liver fibrosis associated with MASH in 2025.

F351 has demonstrated a favorable profile for the treatment of CHB-associated liver fibrosis in clinical trials. Due to the severity of the disease and the clinical trial progress of F351, in March 2021, the Center for Drug Evaluation (“CDE”) of the NMPA in the PRC granted F351 a Breakthrough Therapy designation, which helps to accelerate the review of drugs that have early evidence to suggest that the drug may demonstrate a substantial improvement over currently available therapies.

Kidney Fibrosis

We are seeking to advance pirfenidone for the treatment of chronic kidney disease ("DKD"). We completed a Phase 1 trial for DKD in March 2022 and are discussing next steps for this program in 2025 with Chinese authorities.

Other Indications: ALF/ACLF, PAH, COPD, TP with CLD, ITP

We have also expanded our pipeline to address additional fibrotic and inflammatory diseases with significant unmet medical needs:

•
F573 (ALF/ACLF) – A clinical-stage compound for acute and acute-on-chronic liver failure. F573 is currently in a Phase 2 trial in the PRC, initiated in March 2023, to evaluate its safety and efficacy in these severe liver conditions.
•
F230 (PAH) – A clinical-stage compound for the treatment of pulmonary arterial hypertension. The NMPA approved the IND application for F230 in May 2024. We expect to initiate a Phase 1 trial in PAH in 2025.
•
F528 (COPD) – A preclinical-stage candidate targeting chronic obstructive pulmonary disease. F528 is designed to provide a first-line therapy to reduce long-term lung function decline and improve patient outcomes.
•
Avatrombopag – A commercial stage product targeting TP with CLD and ITP disease indications. We expect to begin commercialization in 2025.

Our Products for Pulmonary Fibrosis: ETUARY and Nintedanib

We are focused on commercializing therapies for the treatment of pulmonary fibrosis through our two therapeutic products: ETUARY® (pirfenidone) and nintedanib. These two drugs represent the only approved therapeutics as the current standards of care for IPF, and we are uniquely positioned as the only company offering both treatment options.

Our Commercialized Product: ETUARY

ETUARY (pirfenidone capsule) was approved in the PRC as a National Category 1.1 New Drug in 2011 for the treatment of IPF, a rare disease. Given the absence of an approved IPF treatment in the PRC, ETUARY was included in the National Reimbursement Drug List ("NRDL") in 2017 and has since held a dominant market share. Clinical trials have shown that ETUARY can effectively slow down the decline in lung function and IPF disease progression. Moreover, given that different organ fibroses have similar pathogenic mechanisms and fibrosis processes, we are currently working to expand the therapeutic indications of ETUARY to another pulmonary fibrosis disease, PD, as well as diseases causing renal fibrosis, such as DKD.

ETUARY Mechanism of Action

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

Our Additional IPF Product: Nintedanib

In May 2024, Gyre Pharmaceuticals executed a comprehensive agreement with Jiangsu Wangao Pharmaceuticals Co., Ltd. to obtain the drug registration certificate for and became the marketing authorization holder of nintedanib, a small-molecule drug for the treatment of idiopathic pulmonary fibrosis, within the PRC. Nintedanib is expected to provide patients with more choices and benefits, and further enhance Gyre Pharmaceuticals’ leading position in the pulmonary fibrosis market. Gyre Pharmaceutical is planning to initiate commercialization of nintedanib in the PRC in 2025.

We anticipate that this launch will drive meaningful revenue growth, expand our market penetration, and enhance brand recognition within the respiratory disease space. Additionally, the commercialization of nintedanib aligns with our broader strategy of building a comprehensive pulmonary care portfolio, potentially creating opportunities for synergies with our existing and future product offerings. We will continue to invest in commercialization efforts, including market access, physician education, and patient support programs, to optimize uptake and maximize the long-term value of this product.

IPF Disease Overview and PRC Market Opportunities

IPF is a rare disease, defined as a chronic, progressive fibrotic interstitial pneumonia of unknown cause to the lungs, occurring primarily in the elderly. It is characterized by progressive worsening of dyspnea and lung function and is associated with a poor prognosis. The average five-year survival rate for patients with IPF is 32%, with the average 10-year survival rate dropping to 16%. According to Frost & Sullivan, the prevalence of IPF in the PRC increased from 89,002 patients in 2018 to 145,776 patients in 2023 at a CAGR of 10.29%, and it is expected to increase to 322,000 patients by 2031 at a CAGR of 10.38% from 2023 to 2031. The total market size of IPF in the PRC increased from $23.9 million in 2018 to $156.8 million in 2023 at a CAGR of 22%, and is expected to reach $344.9 million by 2027 and $698.6 million by 2031 at a CAGR of 20.5% from 2027 to 2031.

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

ETUARY Competition in the PRC (IPF)

Sales of ETUARY reached $105.0 million in 2024. Although still a dominant player in the IPF drug market, the market share of ETUARY declined recently primarily due to the rising market share of new drugs, including avatrombopag, marketed as 安博司, which had $20.4 million of sales in 2023, and OFEV (nintedanib), which had $72.1 million of sales in 2023. In 2023, the annual expenditures per patient in the PRC before NRDL reimbursement for ETUARY, avatrombopag marketed as 安博司, and OFEV were $13,106 to $13,378, $10,553, and $15,132, respectively. Despite the recent decrease of market share of ETUARY in the IPF market, we continue to expect a strong sales performance due to sustained increases in the prevalence of IPF and future indication expansion of ETUARY for the potential treatment of PD and other diseases. In addition, there are various barriers to entry for the potential market entrants. For example, it is difficult for new entrants to build an experienced and specialized sales and marketing team in the short term given that sales and marketing strategies of organ fibrosis drugs significantly differ from that of etiological treatment drugs. In addition, long-term and stable collaboration with KOLs and hospitals is critical to developing and optimizing a product portfolio, including effectively educating and penetrating the market and recruiting patients for clinical trials.

PD Disease Overview and PRC Market Opportunities

PD refers to a spectrum of pulmonary diseases caused by inhalation of mineral dust, usually as the result of certain occupations. The main pathological features include chronic pulmonary inflammation and progressive pulmonary fibrosis, which can eventually lead to death caused by respiratory and/or heart failure. PD is widespread and a serious global public health concern. Its high incidence and mortality result from improper occupational protection and the lack of early diagnostic methods and effective treatments.

According to Frost & Sullivan, in the PRC, the prevalence of PD increased from 873,299 patients in 2018 to 938,163 patients in 2023, and it is expected to increase to 970,000 patients by 2028 and 985,000 patients by 2031. The market size of anti-fibrosis drugs for PD is expected to reach $12.1 million by 2027 and $64.1 million by 2031 a CAGR of 58.1% from 2027 to 2031.

To date, there are two pirfenidone product candidates for the treatment of PD in various clinical stages in the PRC. We enrolled the first patient in our Phase 3 clinical trial of ETUARY for the treatment of PD in June 2022, making ETUARY the most clinically advanced anti-fibrosis drug for the treatment of PD in the PRC. As of December 31, 2024, no small molecule or biologic anti-fibrosis product for the treatment of PD had been approved in the PRC.

Phase 3 ETUARY Clinical Trial (PD)

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

We obtained ethics committee approval as of January 2022 and enrolled the first patient in June 2022. Currently, we have enrolled 172 patients in our Phase 3 clinical trial of ETUARY for the treatment of PD as of December 31, 2024.

Our Product Candidate For Liver Fibrosis: F351 (Hydronidone)

We are strategically focused on addressing liver fibrosis through the development of our lead product candidate, F351 (Hydronidone) for two key indications: CHB-associated liver fibrosis in the PRC and MASH-associated liver fibrosis in the United States. F351 is advancing through critical stages of development and currently in a Phase 3 clinical trial in the PRC for the treatment of CHB-associated liver fibrosis. In October 2024, the last patient completed such trial, and topline data from the Phase 3 clinical trial in the PRC is expected by the second quarter of 2025. Additionally, we completed a Phase 1 trial in the United States for MASH-associated liver fibrosis and are actively preparing to file an IND application in the first half of 2025. We are committed to advancing F351 as a potential first-in-class treatment for these significant unmet needs in liver fibrosis.

CHB Disease Overview and PRC Market Opportunities

CHB is a major cause of liver morbidity and mortality in Asia. Patients chronically infected with the hepatitis B virus tend to experience liver fibrosis and may develop end-stage liver disease, such as decompensated cirrhosis and hepatocellular carcinoma ("HCC"), without intervention. In the PRC, about 70% of cirrhoses were developed from HBV infection, which reflects the significant demand for the treatment of CHB-associated liver fibrosis.

According to Frost & Sullivan, the prevalence of CHB-associated liver fibrosis globally increased from 228.9 million patients in 2018 to 265.0 million patients in 2023. The prevalence of CHB-associated liver fibrosis in the PRC from 2018 to 2023 ranges from 63.6 million to 66.4 million patients and is expected to remain stable in the next 10 years. The anti-liver fibrosis drug market in the PRC has increased from $144.8 million in 2018 to $167.8 million in 2023 with a CAGR of 2.99%. We expect the market to grow to $801.2 million in 2031, at a CAGR of 21.58%.

Etiological treatment is currently the most common treatment of liver fibrosis. For CHB-associated liver fibrosis, antiviral therapy is only able to suppress the viral infection, but is unable to prevent, slow or reverse the progress of fibrosis, suggesting a significant unmet need for effective antifibrotic therapy. Anti-fibrotic treatment is recommended for the treatment of intermediate and advanced liver fibrosis, as well as early-stage cirrhosis. As of December 31, 2024, no chemical or biological drugs treating CHB-associated liver fibrosis have been approved globally. Globally, there are currently a series of drugs that are in late-stage (Phase 2 or later) clinical trials for the treatment of liver fibrosis. Of these clinical-stage drugs, F351 is the most clinically advanced product candidate in the PRC that has the potential to effectively reverse the fibrosis process.

Our CHB-Associated Liver Fibrosis Clinical-Stage Product Candidate: F351 (Hydronidone)

F351, our Phase 3 clinical-stage product candidate in the PRC, has the potential to become the first approved drug to treat CHB-associated liver fibrosis. Of the late clinical-stage drugs for the treatment of liver fibrosis, F351 is the most clinically advanced product candidate in the PRC that has the potential to effectively reverse the fibrosis process.

F351 demonstrated positive results of the reversal of the fibrosis process in our Phase 2 clinical trial in the PRC. Due to the results of the Phase 2 clinical trial and as one of the first drugs in development to treat liver fibrosis, F351 was granted a Breakthrough Therapy designation by the CDE in March 2021 and we commenced patient enrollment for the Phase 3 clinical trial in January 2022. In October 2023, we fully enrolled our 248-patient Phase 3 clinical trial of F351 in the PRC for the treatment of CHB-associated liver fibrosis. In October 2024, the last patient completed this 52-week trial and we expect to report topline data from this trial by the second quarter of 2025.

F351 Mechanism of Action in CHB

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

The diagram below illustrates the mechanism of action of F351:

Summary of F351 Clinical Results in CHB

As of December 31, 2024, more than five clinical trials sponsored by us or SG were carried out to explore the clinical risk/benefit of F351. Summarized below are the results of selected key clinical trials of F351 for CHB.

Phase 2 PRC Clinical Trial of F351 for CHB-Associated Liver Fibrosis

We conducted a Phase 2 randomized, double-blind, placebo-controlled, Entecavir-based (the first-line drug for the treatment of CHB virus infection), multi-center, dose-escalation trial assessing the safety and efficacy of F351 for treatment of patients in the PRC with CHB-associated liver fibrosis. The Phase 2 trial was randomized in 240 patients divided into four dose-escalating groups (placebo; 180 mg/day; 270 mg/day; and 360 mg/day) with a primary endpoint of the reduction of the liver fibrosis score (Ishak Scoring System) by greater than or equal to one stage after taking F351 in combination with Entecavir.

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

Topline Phase 3 Results of F351 for CHB-Associated Liver Fibrosis

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

We expect to announce topline results in the second quarter of 2025. Topline results from our Phase 3 trial will be a critical milestone in our clinical development and commercial strategy. A positive outcome has the potential to enhance our commercial sales, strengthen our market position and drive overall company growth.

MASH Disease Overview and U.S. Market Opportunities

MASH, a severe form of metabolic dysfunction-associated steatotic liver disease (“MASLD”), an umbrella of conditions caused by the build-up of extra fat in the liver that is not caused by alcohol intake, is characterized histologically by the additional presence of inflammation and hepatocellular injury, such as visible ballooning, and has a significantly worse prognosis, with the potential to progress to liver fibrosis, cirrhosis or HCC.

MASH represents a large and rapidly growing problem in the U.S. and worldwide. Diagnoses have been on the rise and are expected to increase dramatically in the next decade. The prevalence of MASLD, which affects approximately 25% of the global population, and MASH, which develops in approximately 20% to 30% of MASLD patients, is driven primarily by the worldwide obesity epidemic. As a result, the prevalence of MASH has increased significantly in recent decades, paralleling similar trends in the prevalence of obesity, insulin resistance and Type 2 diabetes. The prevalence of these conditions is expected to increase further due to unhealthy nutrition habits, such as consumption of a diet high in fructose, sucrose and saturated fats, and sedentary behavior.

The critical pathophysiologic mechanisms underlying the development and progression of MASH include reduced ability to metabolize clear lipids, increased insulin resistance, injury to hepatocytes and liver fibrosis in response to hepatocyte injury. MASH patients have an excessive accumulation of fat in the liver resulting primarily from a caloric intake above and beyond energy needs. A healthy liver contains less than 5% fat, but a liver in someone with MASH can contain more than 20% fat. This abnormal liver fat contributes to the progression to MASH, a liver necro-inflammatory state, that can lead to scarring, also known as fibrosis, and, for some, can progress to cirrhosis and liver failure—cirrhosis develops in approximately 20% to 45% of patients. In some cases, cirrhosis progresses to decompensated cirrhosis, which results in permanent liver damage that can lead to liver failure. In addition, it is estimated that 8% of patients with advanced fibrosis will develop HCC. MASH is a complex, multifaceted disease that does not just affect the liver. Patients with MASH frequently have other significant metabolic co-morbidities such as obesity, hyperglycemia, dyslipidemia and systemic hypertension (a constellation of which is commonly referred to as metabolic syndrome) and these further contribute to the risk of cardiovascular disease.

Our MASH-Associated Liver Fibrosis Clinical-Stage Product Candidate: F351 (Hydronidone)

F351, our Phase 1 clinical-stage drug candidate in the United States, has the potential to treat MASH-associated liver fibrosis. We are actively preparing to file an IND application in the first half of 2025. Following IND clearance, we plan to initiate a Phase 2, proof-of-concept clinical trial in 2025 in the United States, subject to positive trends in the Phase 3 clinical trial of F351 in the PRC, to evaluate the safety, tolerability, pharmacokinetics and pharmacodynamics of F351 for patients with advanced liver fibrosis associated with noncirrhotic MASH.

F351 is a structural analogue of ETUARY, but with medicinal chemistry that has been modified to potentially reduce the safety liabilities associated with Phase 1 metabolism.

F351 Mechanism of Action in MASH

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

F351 has been shown to inhibit in vitro both p38γ kinase activity and TGF-ß1-induced excessive collagen synthesis in HSCs. This is further supported by its anti-proliferative effects on the HSCs in the liver. In vitro anti-fibrotic effects of F351 were also confirmed in several established in vivo rodent models of liver fibrosis, such as carbon tetrachloride (“CCl4”)-induced liver fibrosis mouse model, DMN-induced liver fibrosis rat model, and HSA-induced liver fibrosis rat model, as well as mouse model of MASH fibrosis (CCl4 +Western [High Fat] Diet). In the MASH mouse model, F351 significantly reduced the severity of fibrosis, as well as demonstrated improvements in the functional, biochemical and histopathological attributes of the affected liver tissue, including a significant reduction of hydroxyproline content and liver enzymes (ALT), aspartate (AST), a decrease in liver fat degeneration, and decreases in the levels of several of inflammatory cytokines at doses of 3-10 mg/kg/day, as well as a decrease in the NAS score in the CCl4and WD-induced fibrosis and cell ballooning MASH models at doses of 15-50 mg/kg bid (HEDs of 144 – 480 mg) which are relevant to human exposure. Thus, the key attributes of F351’s molecular mechanisms of action in animal models of liver fibrosis support its efficacy potential in liver fibrosis of various etiologies including those associated with MASH.

Summary of F351 Clinical Results in MASH

Phase 1 U.S. Clinical Trial of F351 for MASH-Associated Liver Fibrosis

We have completed a Phase 1 clinical trial that evaluated the safety, tolerability, and PK of single and multiple doses of F351 in U.S. healthy volunteers, and collected bridging data to the data obtained in healthy volunteers in the PRC. This Phase 1 clinical trial of F351 was conducted on the basis of an IND that was filed in 2016 for F351 as an anti-fibrotic agent with a focus on liver fibrosis associated with a spectrum of chronic liver diseases.

Following single oral doses of F351 (30 mg or 120 mg) in Part I of the trial, F351 was rapidly absorbed, showing a linear PK pattern of exposure with mean elimination half-life of five to six hours, and five to seven hours for M3 and M4 metabolites. Following repeated oral doses of F351 (30 mg or 120 mg TID) for seven days in Part II of the trial, F351 capsules were rapidly absorbed with a similar PK pattern of exposure and similar half-life as seen following single doses of F351. Modest accumulation (less than a 1.5-fold increase) was observed for F351, M3 and M4 with repeated 30 mg or 120 mg TID. Dose-normalized F351 Cmax and AUC values were similar in males and females.

Overall, F351 was well tolerated when administered as a single oral dose of 30 mg or 120 mg and when administered as repeated oral doses of 30 mg or 120 mg TID for seven consecutive days. There were no premature discontinuations due to adverse events (“AEs”), no serious adverse events (“SAEs”), and no deaths reported in this trial. Treatment-emergent AEs reported following single dose administration in Part I of the trial included a single AE of rhinorrhea and scattered, isolated, reversible laboratory abnormalities. Treatment-emergent AEs reported following repeated dose administration in Part II of the trial included headache (25.0%), constipation (16.7%) and somnolence (12.5%). Abdominal discomfort and flatulence were also reported as gastrointestinal AEs in one subject each. There were no clinically significant overall changes in safety laboratory tests that were attributable to trial drug product, including no evidence of any significant drug-induced liver injury or clinically significant overall changes in vital signs, ECG parameters or physical examinations that were attributable to trial drug product.

Anticipated Phase 2 U.S. Clinical Trial of F351 for MASH-Associated Liver Fibrosis

Following IND clearance, we plan to initiate Phase 2 clinical development of F351 in MASH-associated liver fibrosis. We expect to file the IND in the first half of 2025. The goal of the proposed Phase 2 clinical trial is to obtain early proof-of-concept for F351 in subjects with MASH-associated liver fibrosis as a basis of expansion into a more comprehensive Phase 2/3 clinical program. This trial will be conducted under a new IND, reflecting the distinct risk-benefit profile that the drug may have in a MASH patient population. To support the IND filing and initiation of the proposed Phase 2 clinical trial, we plan to cross-reference all nonclinical and clinical data obtained in trials completed under the currently-active IND in the United States, as well as those previously completed in the PRC. We believe that the results obtained in these nonclinical and clinical studies provide adequate information on the current clinical risk/benefit profile of the drug and allow for safe initiation of the proposed Phase 2 clinical trial of F351 in MASH-associated liver fibrosis.

F351 Competition in the U.S. (MASH)

The biopharmaceutical industry is intensely competitive and subject to rapid innovation and significant technological advancements. We believe the key competitive factors that will affect the development and commercial success of F351 and any future product candidates are efficacy, safety and tolerability profile, reliability, convenience of dosing, price, the level of generic competition and reimbursement. Our competitors include multinational pharmaceutical companies, specialized biotechnology companies, universities and other research institutions. A number of biotechnology and pharmaceutical companies are pursuing the development or marketing of pharmaceuticals that target the same diseases that we are targeting. Smaller or earlier-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large, established companies. Given the high incidence of MASH, it is likely that the number of companies seeking to develop products and therapies for the treatment of liver and cardio-metabolic diseases, such as MASH, will increase.

If F351 is approved for the treatment of MASH-associated liver fibrosis, future competition could arise from five main classes of drugs aiming to reach the market in the current MASH landscape: Farnesoid X receptor agonists, fibroblast grow factor 21, thyroid hormone receptor-β agonists, glucagon-like peptide 1 (“GLP-1”) agonists, and PPAR agonists, but there are others as well. Resmetirom, a beta-thyroid hormone receptor agonist from Madrigal Pharmaceuticals, Inc. became the first drug to be approved by FDA for the treatment of adults with noncirrhotic MASH with moderate to advanced liver fibrosis, to be used along with diet and exercise; other candidates include VK2809 a beta-thyroid hormone receptor agonist from Viking Therapeutics, Inc.; Aldafermin, an FGF19 analog from NGM Biopharmaceuticals, Inc.; denifanstat, a novel fatty acid synthase (FASN) inhibitor from Sagimet Biosciences; MK-3655, an FGFR1c/KLB agonist antibody from Merck & Co., Inc.; Efruxifermin, a FGF21 fusion protein from Akero Therapeutics, Inc.; Pegozafermin, a FGF21 fusion protein from 89bio, Inc.; Belapectin, a Galectin-3 inhibitor from Galectin Therapeutics Inc.; Aramchol, a synthetic conjugate of cholic acid and arachidic acid from Galmed Pharmaceuticals Ltd.; Semaglutide, a GLP-1 receptor agonist from Novo Nordisk A/S; Pemvidutide/ALT-801, a dual GLP-1/glucagon agonist from Altimmune; Tirzepatide, a dual GIP/GLP-1 receptor agonist from Eli Lilly and Company; Lanifibranor, a PPAR alpha/delta/gamma agonist from Inventiva; NNC0194-0499, an FGF21 analog from Novo Nordisk; BOS-580, an FGF21 analog from Boston Pharmaceuticals; and BFKB8488A, and an FGFR1/KLB agonist antibody from Genentech.

F351 Manufacturing and Supply

The manufacturing of F351 active pharmaceutical ingredients (“API”) and drug product supplies required for supporting the Phase 2 clinical trial in MASH-associated liver fibrosis was completed at WuXi STA, based in the PRC. The API and drug product are of current Good Manufacturing Practice (“cGMP”) grade quality, and batch release and stability studies comply with applicable regulatory requirements.

In light of the legislation known as the BIOSECURE Act, which was proposed in the 118th Congress, we have taken several measures to strengthen our supply chain in the event that Wuxi Biologics, Inc. (“Wuxi Biologics”) or one of our other manufacturers is impacted. The version of the BIOSECURE Act introduced in the U.S. House of Representatives during the 118th Congress would prohibit federal agencies from entering into procurement contracts with, as well as providing grants and loans to, an entity that uses biotechnology equipment or services from a biotechnology company of concern, and includes a grandfathering provision allowing biotechnology equipment and services provided or produced by named “biotechnology companies of concern” under a contract or agreement entered into before the effective date until January 1, 2032. The pathway and timing for the BIOSECURE Act or its provisions to become law are uncertain. We are carefully monitoring and assessing the situation surrounding Wuxi Biologics and deliberating various options, including switching to a different CDMO for F351 clinical trials in the U.S. We will also continue to closely monitor geopolitical risk and implement additional mitigations and supply chain redundancies, as needed. See the risk factor entitled “Manufacturing pharmaceutical products on a large commercial scale is highly exacting and complex, and we and our third-party manufacturers may encounter problems during the process.”

Our Product Candidate For Kidney Fibrosis: Pirfenidone

DKD Disease Overview and PRC Market Opportunities

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

According to Frost & Sullivan, the prevalence of DKD in the PRC increased from 47 million patients in 2018 to 53.6 million patients in 2023, and it is expected to increase to 61.6 million patients by 2031. The DKD market in the PRC increased from $26.4 billion in 2018 to $40.2 billion in 2023 and it is predicted to expand to $54.0 billion by 2028 and $60.5 billion by 2031.

The standard of care for DKD has been blood glucose control, blood pressure control and blood liquid control. However, current therapeutic strategies are far from being completely effective because no available therapy successfully prevents DKD and many patients still progress to end-stage renal disease. The current available drugs for the treatment of DKD include hypoglycemic drugs, antihypertensive drugs and lipid-lowering drugs. As of December 31, 2024, there was one approved treatment for DKD in many parts of the world, finerenone (marketed under the name KERENDIA).

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

DKD Phase 1 Clinical Trial of Pirfenidone in the PRC

We conducted an open-label, parallel-controlled, single-center clinical trial to evaluate the safety and PK of a single dose of pirfenidone capsules in patients with CKD stages G2 and G3a. 24 subjects were enrolled, consisting of 12 patients with renal insufficiency and 12 healthy volunteers.

The Phase 1 clinical trial was completed in March 2022. In this trial, pirfenidone was tolerated when used in patients with CKD G2 and G3a, there were no significant changes in the main pharmacokinetic parameters compared with healthy controls, and no dose adjustment was required.

We are currently discussing further steps with Chinese authorities for 2025 plans in DKD.

Our Product Candidate for ALF/ACLF: F573

ALF/ACLF Disease Overview and PRC Market Opportunities

ALF/ACLF is severe liver damage caused by a variety of factors, resulting in severe impairment or loss of synthesis of detoxification, metabolism and biotransformation functions. ALF/ACLF can follow with symptoms of jaundice, coagulation dysfunction, hepatorenal syndrome, hepatic encephalopathy and ascites. The causes of ALF/ACLF are complex and include the hepatitis viruses (especially HBV) and other viruses, drugs, hepatotoxic substances (e.g., alcohol and chemical agents), bacteria and parasites. In the PRC, HBV, drugs and hepatotoxic substances are the most common causes of ALF/ACLF.

According to Frost & Sullivan, the prevalence of ALF/ACLF in the PRC was 42,440 patients in 2018 and 38,130 patients in 2023 and is expected to be 32,940 patients in 2028 and 29,720 patients in 2031. The market size of ALF/ACLF in the PRC was $274.2 million in 2018 and $254.0 million in 2023 and it is expected to be $219.8 million in 2028 and $198.5 million in 2031.

The main treatment options for liver failure include comprehensive medical therapy, non-biological artificial liver support treatment and liver transplantation. Medical treatment mainly includes general supportive therapy, symptomatic treatment, etiological treatment and treatment for complications.

Our ALF/ACLF Clinical-Stage Product Candidate: F573

F573 is a caspase inhibitor and a potential Category 1 new drug for the treatment of ALF/ACLF. We enrolled the first subject for the Phase 1 clinical trial in January 2022 and initiated a Phase 2 clinical trial in March 2023 in the PRC. Our Phase 2 clinical trial of F573 as a treatment for ALF/ACLF is expected to be completed by the end of 2026.

F573 Mechanism of Action in ALF/ACLF

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

Preclinical Data of F573 for ALF/ACLF

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

Phase 1 PRC Clinical Trial of F573 for the treatment of ALF/ACLF

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

Phase 2 PRC Clinical Trial of F573 for the treatment of ALF/ACLF

We initiated our Phase 2 clinical trial in March 2023. The main objective of this trial is to assess the efficacy and safety of F573 for injection in the treatment of liver injury/failure. The Phase 2 trial is divided into three stages:

•
First Stage: 16 patients with 1/2 grade drug-induced liver injury (“DILI”) or other liver injury patients and 9 patients with CHB were enrolled. First, DILI or other liver injury patients were treated with the trial drug at either 0.5 mg/kg, 1.0 mg/kg, 2.0 mg/kg or placebo in a 1:1:1:1 ratio. CHB patients received the trial drug. The first stage was completed in December 2024.
•
Second Stage: 24 patients with liver injury (DILI patients and patients with intrahepatic cholestatic liver injury) are expected to be enrolled. Qualified subjects will be screened and randomly assigned in a 3:1 ratio to receive the investigational drug or placebo, once daily for 14 consecutive days. The dosage is expected to be 0.5 mg/kg and 2.0 mg/kg based on a comprehensive consideration of the efficacy and safety test results from the first stage. The 0.5 mg/kg dose group trial will be conducted first, enrolling 12 subjects. After the 0.5 mg/kg dose group trial is completed, the 2.0 mg/kg dose group trial will be conducted, also enrolling 12 subjects.
•
Third Stage: The third stage is expected to employ a randomized, double-blind, placebo-controlled design. The trial is divided into a screening period (14 days), a treatment period (28 days), and a follow-up period (90 days). Qualified subjects will be randomly assigned in a 3:1 ratio to receive the investigational drug or placebo, once daily for 28 consecutive days. The dosage will be determined based on a comprehensive consideration of the efficacy and safety test results from the first and second stages. Subjects will also receive concomitant administration of the drug acetylcysteine injection. After discontinuation of treatment, subjects will undergo a 90-day safety follow-up.

Our Product Candidate for PAH: F230

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

According to Frost & Sullivan, the prevalence of PAH in the PRC increased from 50,600 patients in 2018 to 60,600 patients in 2023 and it is expected to increase to 68,600 patients by 2028 and 70,600 patients by 2031. The market size of PAH in the PRC increased from $0.31 billion in 2018 to $0.37 billion in 2023 and it is expected to increase to $0.44 billion by 2028 and $0.48 billion by 2031.

In the study of hypoxia-induced PAH in rats, F230 resulted in significant decreases of, or exhibited a decrease trend based on different dose groups in, mean pulmonary arterial pressure, right ventricular systolic pressure, right ventricular/left ventricular plus septum and pulmonary artery wall thickness. Even at minimum effective dosage, the differences of those indexes between treatment group and PAH group are statistically significant. In March 2024, we submitted an IND application for F230 to the PRC Center for NMPA. In May 2024, we obtained the approval from the NMPA for the IND to launch a new clinical trial in the PRC of F230. We expect to launch the Phase 1 clinical trial in the PRC in 2025.

Our Product Candidate for COPD: F528

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

According to Frost & Sullivan, prevalence of COPD in the PRC increased from 103.5 million patients in 2018 to 107.3 million patients in 2023 and is expected to increase to 113.1 million patients in 2028 and 116.4 million patients in 2031. The COPD market in the PRC was $0.88 billion in 2018 to $1.06 billion in 2023. The market is predicted to expand to $1.29 billion by 2028 and $1.46 billion by 2031.

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

We believe F528 could become first-line therapy for COPD. In a preclinical study of the effect of F528 in rats with COPD induced by smoke exposure and LPS tracheal injection, the lung index, the alveolar space and the lung injury score were significantly decreased after the treatment of F528. Preclinical validation of F528 is expected to be completed in 2025, including non-Good Laboratory Practices ("GLP") toxicology studies, GLP toxicology studies, and large animal safety studies. IND submission is expected in 2026.

Our Commercialization Plans in TP with CLD and ITP

Our Commercial-Stage Product Candidate: Avatrombopag

Gyre Pharmaceuticals acquired avatrombopag under a transfer agreement with Nanjing Healthnice Pharmaceutical Technology, Co., Ltd. (“Nanjing Healthnice”) in June 2021. In June 2024, Gyre Pharmaceuticals received approval from the NMPA for avatrombopag maleate tablets for the treatment of TP associated with CLD in adult patients undergoing elective diagnostics procedures or therapy. TP is the most common hematologic complication in patients with CLD and can be life threatening in severe cases. Avatrombopag is an oral thrombopoietin receptor agonist. In January 2025, Gyre Pharmaceuticals received approval from the NMPA for avatrombopag maleate tablets to expand the treatment indications of avatrombopag maleate tablets to include ITP. Gyre Pharmaceuticals plans to start commercializing the avatrombopag product in the PRC in 2025.

Our Product Candidate for DM-ILD and SSc-ILD: Pirfenidone

We were previously conducting two Phase 3 clinical trials of pirfenidone for the treatment of DM-ILD and SSc-ILD. We are prioritizing the development of our product candidates for other targeted indications and, as a result, have paused our two Phase 3 trials in the PRC for the treatment of DM-ILD and SSc-ILD. We may decide to continue such Phase 3 trials in the future.

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

Patents

As of the date of this Annual Report, Gyre owns 26 granted patents globally, 20 pending patent applications in the PRC and nine Patent Cooperation Treaty (“PCT”) patent applications. As of the date of this Annual Report, we are the owner of all the patents and patent applications that are material to our business.

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

Although ETUARY’s (Pirfenidone) substance patent expired in August 1993, Gyre currently holds one process patent that expires in 2038. In addition, Gyre holds a family of patents for methods using Pirfenidone compositions to treat certain cytotoxic- or radiation-induced injuries, such as pneumonitis, consisting of granted patents in Canada, Europe, Japan, the PRC, and the U.S.

Our F351 patent portfolio currently consists of ten patent families, including patents and/or patent applications in various countries and under the PCT. The first patent family is for a method of preparing F351 and consists of one granted patent in the PRC that expires in 2028, two granted pants in Japan, both of which expire in 2037, and 2 PCT patent applications and 6 pending patent applications in the PRC. The second patent family is for a method of preparing a crystal form of F351 and consists of one granted patent in the PRC that expires in 2041. The third patent family relates to methods for using F351 to treat and/or prevent chronic hepatitis B with hepatic fibrosis and consists of one PCT patent application and one pending patent application in each of Australia, Canada, Europe, the PRC, India, Japan and Mexico, and the U.S. The fourth patent family pertains to the use of pharmaceutical compositions or drug kits in the preparation of drugs to treat or relieve pulmonary fibrosis or to improve the symptoms of pulmonary fibrosis and consists of one pending patent application in the PRC and one PCT patent application. The fifth patent family is for F351 compositions and methods of using F351 for treating liver fibrosis, liver cirrhosis, advanced hepatitis B and NASH and consists of one PCT patent application and one pending patent application in each of the PRC, Australia, Canada, Europe, Israel, Japan, Mexico, New Zealand, Singapore, South Korea and the U.S. The sixth patent family pertains to the use of pharmaceutical compositions or drug kits in the preparation of drugs to treat or prevent chronic renal failure and consists of one pending patent application in the PRC. The seventh patent family pertains to the use of pharmaceutical compositions or drug kits in the preparation of drugs to treat or prevent chronic kidney disease and consists of one pending patent application in the PRC. The eighth patent family pertains to the use of pharmaceutical compositions or drug kits in the preparation of drugs to treat or prevent radiation induced pulmonary fibrosis and consists of one pending patent application in the PRC. The ninth patent family pertains to the use of pharmaceutical compositions or drug kits in the preparation of drugs to treat or prevent fibrotic diseases and consists of one pending patent application in the PRC. The tenth patent family pertains to the use of pharmaceutical compositions or drug kits in the preparation of drugs to treat fatty liver disease associated with metabolic dysfunction and consists of one pending patent application in the PRC.

For F573, Gyre owns two granted patents in the PRC, which both expire in 2031, one patent application in the PRC, one PCT patent application, and one patent application in each of Europe, Japan, South Korea, the PRC and the U.S. For F528, Gyre owns one PCT patent application, one patent in each of the PRC and Japan, and pending patent applications in Europe and the U.S.

We expect to continue to file patent applications to cover methods of treating additional indications, as well as new forms, formulations, and methods of manufacturing F351 and other drug candidates.

Gyre Patent Family Tree

F351 Patent Portfolio
Hydronidone compositions and methods of using Hydronidone for treating liver fibrosis, liver cirrhosis, advanced hepatitis B and MASH
Methods for Using Hydronidone to Treat and/or Prevent Chronic Hepatitis B with Hepatic Fibrosis
Pharmaceutical Composition Comprising Hydronidone and Dextromethorphan and Application Thereof in Treating Pulmonary Fibrosis
The Use of Hydronidone in the Preparation of Drugs for the Prevention and Treatment of Chronic Renal Failure
The Use of Hydronidone in the Preparation of Drugs for the Prevention and Treatment of Chronic Kidney Disease
The Use of Hydronidone in the Preparation of Drugs for the Prevention and Treatment of Radiation-Induced Pulmonary Fibrosis
The Use of Hydronidone in the Preparation of Drugs for the Prevention and Treatment of Fibrotic Diseases
The Use of Hydronidone in the Preparation of Drugs for the Prevention and Treatment of Fatty Liver Disease Associated with Metabolic Dysfunction
Method Preparing Hydronidone
Method Preparing Crystal Form of Hydronidone

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

We also seek to preserve the integrity and confidentiality of our data and trade secrets by maintaining physical security of our premises and physical and electronic security of our information technology systems. For details of risks related thereto, see “Risk Factors—Risks Related to Our Intellectual Property”.

Trademarks and Domain Names

We conduct our business under the brand name of “Continent” or “”. As of December 31, 2024, we own four registered artwork copyrights, 24 registered software copyrights and 55 registered trademarks in the PRC. We also own seven registered trademarks in Hong Kong, one international trademark of “ETUARY” and the trademark application of “ETUARY” in seven countries and regions including the United States, EU and Japan. As of the same date, we also hold 15 active domain names.

Our Business Operations in the United States: Gyre Therapeutics, Inc.

In this section, references to “we,” “our,” “us” and “our company” refer to Gyre Therapeutics, Inc.

Our U.S. operations are headquartered in San Diego, CA, and primarily focus on the development and commercialization of F351 for the treatment MASH-associated liver fibrosis.

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

As of December 31, 2024, we had five full-time employees in the United States. We have no collective bargaining agreements with our employees, and we have not experienced any work stoppages. We consider our relations with our employees to be good.

We aim to provide our employees with competitive salary and benefits that enable them to achieve a good quality of life and plan for the future. Our benefits are based on local norms and market preferences, but include all salary and social benefits required by local law (including paid time off for vacation and sick leave) and many additional benefits that go beyond legal requirements.

U.S. Business Organization

We commenced operations in 2002 and are a Delaware corporation. On August 20, 2015, we merged with Targacept, Inc. and on October 30, 2023, we completed the Contributions and became Gyre Therapeutics, Inc. Our corporate headquarters are in San Diego, California. We conduct general and administrative functions primarily from our San Diego, California location.

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

Business Combination

On December 26, 2022, Catalyst Biosciences, Inc. (“Catalyst”) entered into an Asset Purchase Agreement with GNI Group Ltd. (“GNI Japan”) and GNI Hong Kong Limited (“GNI Hong Kong”) (collectively, the “Sellers”) to acquire all assets and intellectual property rights primarily related to the proprietary F351 compound, excluding those in the PRC. Under the agreement, Catalyst paid $35 million in consideration, consisting of 6,266,521 shares of Catalyst common stock and 12,340 shares of Series X Convertible Preferred Stock. Concurrently, Catalyst entered into a Business Combination Agreement with GNI USA, Inc. (“GNI USA”), GNI Japan, GNI Hong Kong, Shanghai Genomics, Inc., and certain minority shareholders to acquire an indirect controlling interest in Beijing Continent Pharmaceuticals Co., Ltd. (now Gyre Pharmaceuticals Co., Ltd.) through equity contributions by GNI USA and the minority shareholders.

On October 27, 2023, Catalyst entered into a Securities Purchase Agreement with GNI USA for a private placement of 8,110,000 units, comprising Convertible Preferred Stock and warrants, for an aggregate purchase price of approximately $5 million. Effective October 30, 2023, Catalyst increased its authorized shares of common stock, effected a 1-for-15 reverse stock split, and changed its name to Gyre Therapeutics, Inc. On the same date, the business combination was completed, with GNI USA and the minority shareholders contributing their respective equity interests in exchange for shares of Gyre common stock. Following these transactions, GNI USA owned approximately 85.3% of Gyre’s outstanding shares, the minority shareholders owned approximately 12.3%, and pre-combination Catalyst stockholders held approximately 2.5%, assuming full conversion of the Convertible Preferred Stock. As a result, Gyre became primarily engaged in the research, development, manufacturing, and commercialization of innovative therapies for organ fibrosis.

Government Regulation in the United States

Government authorities in the United States, at the federal, state and local levels, and in other countries and jurisdictions, including the EU, extensively regulate, among other things, the research, development, testing, product approval, manufacture, quality control, manufacturing changes, packaging, storage, recordkeeping, labeling, promotion, advertising, sales, distribution, marketing, and import and export of drugs. Our current product candidates are expected to be regulated as pharmaceutical drugs. The processes for obtaining regulatory approval in the United States and in foreign countries and jurisdictions, along with compliance with applicable statutes and regulations and other regulatory authorities both pre- and post-commercialization, are a significant factor in the production and marketing of our products and our R&D activities and require the expenditure of substantial time, human capital and financial resources.

Review and Approval of Drugs

In the United States, the FDA and other government entities regulate drugs under the Federal Food, Drug, and Cosmetic Act ("FDCA") and the regulations promulgated thereunder, as well as other federal and state statutes and regulations. Failure to comply with applicable legal and regulatory requirements in the United States at any time during the product development process, approval process, or after approval, may subject us to a variety of administrative or judicial sanctions, such as a delay in approving or refusal by the FDA to approve pending applications, withdrawal of approvals, delay or suspension of clinical trials, issuance of warning letters and other types of regulatory letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil monetary penalties, refusals of or debarment from government contracts, exclusion from the federal healthcare programs, restitution, disgorgement of profits, civil or criminal investigations by the FDA, U.S. Department of Justice, State Attorneys General, and/or other agencies, False Claims Act suits and/or other litigation, and/or criminal prosecutions.

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

Abbreviated New Drug Applications for Generic Drugs

In 1984, with passage of the Drug Price Competition and Patent Term Restoration Act of 1984 (commonly referred to as the “Hatch-Waxman Amendments”) amending the FDCA, Congress authorized the FDA to approve generic drugs that are the same as drugs previously approved by the FDA under the NDA provisions of the statute. To obtain approval of a generic drug, an applicant must submit an abbreviated new drug application (“ANDA”) to the agency. Upon approval of an ANDA, the FDA indicates that the generic product is “therapeutically equivalent” to the drug product previously approved under an NDA, known as the reference listed drug (“RLD”), and it assigns a therapeutic equivalence rating to the approved generic drug in its publication “Approved Drug Products with Therapeutic Equivalence Evaluations,” also referred to as the “Orange Book.” Physicians and pharmacists consider the therapeutic equivalence rating to mean that a generic drug is fully substitutable for the RLD. In addition, by operation of certain state laws and numerous health insurance programs, the FDA’s designation of a therapeutic equivalence rating often results in substitution of the generic drug without the knowledge or consent of either the prescribing physician or patient.

Under the Hatch-Waxman Amendments, the FDA may not approve an ANDA until any applicable period of nonpatent exclusivity for the RLD has expired. The FDCA provides a period of five years of data exclusivity for NDAs containing a new chemical entity. In cases where such exclusivity has been granted, an ANDA may not be filed with the FDA until the expiration of five years unless the submission is accompanied by a Paragraph IV certification (discussed further below), in which case the applicant may submit its application four years following the original product approval. The FDCA also provides for a period of three years of exclusivity if the NDA includes reports of one or more new clinical investigations, other than bioavailability or bioequivalence studies, that were conducted by or for the applicant and are essential to the approval of the application. This three-year exclusivity period often protects changes to a previously approved drug product, such as a new dosage form, route of administration, combination or indication.

Hatch-Waxman Patent Certification and the 30 Month Stay

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

505(b)(2) New Drug Applications

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

Patent Term Extension

In the U.S., after an NDA is approved, owners of relevant drug patents may apply for up to a five-year patent extension, which permits patent term restoration as compensation for the patent term lost during the FDA regulatory process. The allowable patent term extension is typically calculated as one-half the time between, the latter of the effective date of an IND and issue date of the patent for which extension is sought, and the submission date of an NDA, plus the time between NDA submission date and the NDA approval date up to a maximum of five years. The time can be shortened if the FDA determines that the applicant did not pursue licensure with due diligence. The total patent term after the extension may not exceed 14 years from the date of product licensure. Only one patent applicable to a licensed biological product is eligible for extension and only those claims covering the product, a method for using it, or a method for manufacturing it may be extended and the application for the extension must be submitted prior to the expiration of the patent in question. However, we may not be granted an extension because of, for example, failing to exercise due diligence during the testing phase or regulatory review process, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable requirements. Some, but not all, foreign jurisdictions possess patent term extension or other additional patent exclusivity mechanisms that may be more or less stringent and comprehensive than those of the U.S.

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

Other U.S. Healthcare Laws and Compliance Requirements

In the United States, our activities are potentially subject to regulation by various federal, state and local authorities in addition to the FDA, including but not limited to the Centers for Medicare and Medicaid Services, other divisions of the U.S. Department of Health and Human Services (e.g., the Office of Inspector General), the U.S. Department of Justice (“DOJ”) and individual U.S. Attorney offices within the DOJ and state and local governments. For example, sales, marketing and scientific/educational grant programs must comply with the anti-fraud and abuse provisions of the Social Security Act, the false claims laws, the privacy provisions of the Health Insurance Portability and Accountability Act (“HIPAA”) and similar state laws, each as amended.

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

Data Privacy and Security

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

In addition, state health information privacy laws, such as California’s Confidentiality of Medical Information Act and Washington’s My Health My Data Act, govern the privacy and security of health-related information, specifically, may apply even when HIPAA does not and impose additional requirements.

Even when HIPAA and state health information privacy laws do not apply, according to the FTC and state Attorneys General, violating consumers’ privacy rights or failing to take appropriate steps to keep consumers’ personal information secure may constitute unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act and state consumer protection laws.

There are also a number of U.S. state privacy laws, such as the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020 (“CCPA”), that govern the privacy and security of personal information in certain circumstances, some of which are more stringent than HIPAA and in various ways. Numerous other states have passed similar laws, but many differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. The CCPA applies to personal data of consumers, business representatives, and employees, and imposes obligations on certain businesses that do business in California, including to provide specific disclosures in privacy notices, and affords rights to California residents in relation to their personal information. Health information falls under the CCPA’s definition of personal information where it identifies, relates to, describes, or is reasonably capable of being associated with or could reasonably be linked, directly or indirectly, with a particular consumer or household—unless it is subject to HIPAA—and is included under a new category of personal information, “sensitive personal information,” which is offered greater protection. Some of these laws and regulations impose different, and in certain instances, more stringent requirements than HIPAA. Failing to comply with these laws and regulations can result in significant civil and/or criminal penalties, as well as exposure to private litigation, all of which can result in financial and reputational risks. The numerous other comprehensive privacy laws that have passed or are being considered in other states, as well as at the federal and local levels, also exempt some data processed in the context of clinical trials; but others exempt covered entities and business associates subject to HIPAA altogether, further complicating compliance efforts, and increasing legal risk and compliance costs for us and the third parties upon whom we rely.

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

As the PRC’s first approved treatment for IPF, ETUARY has been included in the NRDL of the PRC since 2017. Filling a vacuum in the PRC as the first approved IPF treatment, ETUARY has developed rapidly and maintained a dominant market share in the PRC. The total estimated market size for IPF treatments in the PRC was $156.8 million in 2023 and is expected to grow to $698.6 million by 2031, according to Frost & Sullivan. Moreover, as different organ fibrosis diseases share a similar pathogenic mechanism and fibrosis process, we are seeking to expand the use of ETUARY to include other pulmonary fibrosis diseases, such as PD, as well as diseases causing renal fibrosis, such as DKD. The success of ETUARY in the IPF drug market lays the foundation for our R&D and registration strategy to further expand the use of such drugs to indications with large patient populations.

We are one of a limited number of biopharmaceutical companies in the PRC that has grown from a development-stage company to achieving sustained profitability. This growth was primarily attributable to the increased market demand for ETUARY, which is the first IPF drug marketed in the PRC. We face limited competition in the IPF drug market and we direct our marketing resources to encourage physician adoption of ETUARY.

Through in-house R&D efforts and collaborative arrangements with GNI Japan, we have developed, in addition to ETUARY, a pipeline of pharmaceutical product candidates at various phases of clinical development, including F351, F528, F230 and F573.

Based on our years of research into organ fibrosis, we have also expanded our R&D to include potential treatments for COPD, PAH and ALF/ACLF.

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

Employees in the PRC

As of December 31, 2024, we had 574 total employees, including 165 employees in Beijing, 41 employees in Cangzhou and 368 employees in other regions, which were primarily our sales and marketing employees located across the nation. We recruit our employees based on a number of factors, including work experience, educational background and the requirements of a relevant vacancy. We provide internal and external training for our management staff and other employees in various areas, such as product knowledge, project development and team building. We provide our employees with regular feedback and assess our employees based on their performance to determine their salary, promotion and career development.

In compliance with the relevant PRC labor laws, we enter into individual employment contracts with our employees covering matters such as terms, wages, bonuses, employee benefits, workplace safety and grounds for termination. The remuneration package of our employees includes salary and bonus, which are generally based on their qualifications, industry experience, position and performance. We consider the remuneration package of our employees to be competitive among our domestic competitors. The social insurance and housing provident funds for our employees have been paid in full during the years ended December 31, 2024 and 2023.

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

As of December 31, 2024, we have formed a labor union to represent our employees. We believe that we have maintained good working relationships with our employees. During the year ended December 31, 2024, we were not subject to any material claims, lawsuits, penalties or administrative actions relating to non-compliance with occupational health and safety laws or regulations and had not experienced any strikes, labor disputes or industrial actions which have had a material effect on our business.

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

Permits and Other Approvals

As of December 31, 2024, we have received all material permissions and approvals required for our business operations. As of December 31, 2024, our wholly-owned subsidiary (Beijing Continent Biomedical Technology Co., Ltd., a company organized under the laws of the PRC) has obtained a business license but has no business operations. The following table sets forth the details of material licenses, permits and approvals:

License/Permit	Validity Period	Authority
Drug Production License	December 2024 – September 2025	Beijing Medical Products Administration
Information Service Qualification Certificate	January 2021 – January 2026	Beijing Medical Products Administration
Zhongguancun High- tech Enterprise	December 2022 – December 2024	Administrative Commission of Zhongguancun Science Park
High-tech Enterprise Certificate	November 2022 – November 2025	Beijing Municipal Science & Technology Commission, Beijing Municipal Finance Bureau, Beijing Municipal Administration of Taxation
Drug Registration Approval (pirfenidone)	Valid until August 2028	Beijing Medical Products Administration
Drug Registration Approval (pirfenidone capsule)	Valid until August 2028	Beijing Medical Products Administration
GMP Certificate for Pharmaceutical Products (pirfenidone APIs)	Valid until August 2028	Beijing Medical Products Administration
Foreign Trade Operators Registration Form	From February 2022	Beijing Municipal Commission of Commerce

Our Research and Development

We consistently devote resources to R&D to achieve long-term growth. We believe the diversification and expansion of our product pipeline through both in-house R&D and external collaboration are critical to our long-term competitiveness and success.

We have a dedicated in-house R&D team of 69 employees in the PRC as of December 31, 2024. Our R&D department is comprised of the following departments: drug discovery, chemistry, manufacturing and control (“CMC”), clinical development, medical affairs and regulatory affairs. Our R&D employees possess significant expertise in molecular biology, chemistry regulatory affairs and clinical development. Through cross-functional collaboration, our R&D organization has enabled us to develop new drug products to address unmet clinical needs.

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

Chemistry, Manufacturing and Controls

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

Production and Quality Control

In-House Manufacturing Facilities

Our manufacturing facilities are situated in Beijing and Cangzhou, Hebei province, in the PRC. During the years ended December 31, 2023 and 2024, 100% of pirfenidone we sold was manufactured at our Beijing and Cangzhou facilities. Our manufacturing facilities are designed and operated in compliance with cGMP regulations.

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

Sales, Marketing and Distribution

Our In-House Sales and Marketing Team

As of December 31, 2024, our in-house sales and marketing team had market coverage of 30 provinces, autonomous regions and municipalities in the PRC. Our sales and marketing team is primarily responsible for establishing and maintaining relationships with outlets in their covered regions.

We believe the relatively high level of medical knowledge and skill of our sales and marketing team are important to the implementation of our academic marketing approach and maintenance of our reputation as a leading pharmaceuticals company. As of December 31, 2024, our in-house sales and marketing team included 368 employees, with an average of more than ten years of experience in pharmaceutical sales. Our more experienced staff also share their academic promotion networking experience on a regular basis.

For more details regarding the qualifications of our employees, see “—Employees in the PRC” in this section.

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

National Reimbursement Drug List

Participants in the national public medical insurance program are eligible for full or partial reimbursement of the purchase price of drugs included in the NRDL, which sets forth the payment standard for drugs under the basic medical insurance, work-related injury insurance and maternity insurance funds. The PRC government started to regularly adjust the NRDL since 2017 and ETUARY successfully entered into the NRDL within the same year. The latest version of the NRDL has been implemented from January 1, 2025. For further details, see “—Our Operations in the PRC: Gyre Pharmaceuticals—Regulatory Requirements in the PRC—Regulations Relating to the Development, Manufacture and Sale of Pharmaceuticals— National Medical Insurance, its Reimbursement Standards and the NRDL."

Two-Invoice System

On December 26, 2016, the Healthcare Reform Committee of the State Council of the PRC, the former National Health and Family Planning Commission (the “NHFC”), the National Development and Reform Commission of the PRC and other relevant PRC government authorities jointly issued the Circular on Issuing the Implementing Opinions on Carrying out the Two-Invoice System for Drug Procurement among Public Medical Institutions (for trial implementation), which provides detailed rules regarding the implementation of the Two-Invoice System at a national level. For details, see “—Our Operations in the PRC: Gyre Pharmaceuticals—Regulatory Requirements in the PRC—Regulations Relating to the Development, Manufacture and Sale of Pharmaceuticals—Drug Distribution and Two-Invoice System”. To comply with these relevant regulations, we primarily adopt the single-layer distribution model with distributors who directly on-sell our products to hospitals and public medical institutions. Certain distributors may engage sub-distributors for the sales to pharmacies, which were not subject to the regime of the Two-Invoice System.

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

Government Regulations in the PRC

Government authorities in the PRC extensively regulate, among other things, the research, development, testing, product approval, manufacture, quality control, manufacturing changes, packaging, storage, recordkeeping, labeling, promotion, advertising, sales, distribution, marketing, and import and export of drugs and biologic products. Our current product candidates are expected to be regulated as drugs. The processes for obtaining regulatory approval in the PRC, along with compliance with applicable statutes and regulations and other regulatory authorities both pre- and post-commercialization, are a significant factor in the production and marketing of our products and our R&D activities and require the expenditure of substantial time and financial resources.

Principal Regulatory Authorities

The primary drug regulatory bodies in the PRC include the Standing Committee of the National People’s Congress, the State Council and several ministries and agencies under the State Council’s authority including, among others, the NMPA, the predecessor of which is the China Food and Drug Administration (“CFDA”), the National Health Commission (the “NHC”), the predecessor of which is the NHFC, and the National Healthcare Security Administration (the “NHSA”).

The NMPA is a regulatory authority responsible for registration and supervision of pharmaceutical products, cosmetics and medical equipment under the supervision of State Administration for Market Regulation (“SAMR”).

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

Regulations Relating to the Development, Manufacture and Sale of Pharmaceuticals

Pharmaceutical Product Development

In the PRC, the NMPA monitors and supervises the administration of pharmaceutical products, as well as medical devices and equipment. The local provincial medical products administrative authorities in the PRC are responsible for the supervision and administration of drugs within their respective administrative regions. According to the PRC Drug Administration Law (the “Drug Administration Law”), drugs refer to articles which are used in the prevention, treatment and diagnosis of human diseases and intended for the regulation of the physiological functions of human beings, for which indications or functions, usage and dosage are specified, including traditional Chinese drugs, chemical drugs and biological products. The Drug Administration Law and the Implementing Regulations of the PRC Drug Administration Law have established the legal framework for the administration of pharmaceutical products and applies to entities and individuals engaged in the research, production, trade, application, supervision and administration of pharmaceutical products.

Non-Clinical Research and Animal Testing

The State Administration for Market Regulation requires preclinical data to support registration applications for imported and domestic drugs. Pursuant to the Administrative Measures for Certification of Good Laboratory Practice for Non-clinical Laboratory Studies, the NMPA is responsible for the certification of non-clinical research institutions across the PRC and the provincial counterparts of the NMPA are in charge of the daily supervision of non-clinical research institutions in the PRC. The NMPA decides whether an institution is qualified for undertaking pharmaceutical non-clinical research by evaluating such institution’s organizational administration, research personnel, equipment and facilities and operation and management of non-clinical pharmaceutical projects. A GLP Certification will be issued by the NMPA if all the relevant requirements are satisfied, which will also be published on the NMPA’s website, and the validity of such certification is five years.

The Administrative Regulations on Laboratory Animals, the Administrative Measures on Good Practice of Experimental Animals and the Administrative Measures on the Certificate for Laboratory Animals (for Trial Implementation) stipulate that permits shall be obtained for the use and breeding of laboratory animals and performing experimentation on animals.

Approval and Reform for Clinical Trials of New Drugs

Under the Administrative Measures for Drug Registration, the Drug Administration Law and the Implementing Regulations of the PRC Drug Administration Law, new drug applications are subject to clinical trials. The NMPA has taken a number of steps to increase efficiency for approving clinical trial applications and has also significantly increased monitoring and enforcement of the Good Clinical Practice for Drug Trials (the “PRC’s GCP”), to ensure data integrity.

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

The Announcement on Several Policies on the Evaluation and Approval of Drug Registration further simplifies the evaluation and approval process of drug registrations and provides that the application process of an IND is subject to a one-off umbrella approval procedure, rather than a by-stage approval procedure. According to the Announcement on Adjusting Evaluation and Approval Procedures for Clinical Trials for Drugs, within 60 days after the acceptance of the application of the IND and the payment of the associated fees, the applicant may conduct clinical trials for the drug in accordance with the clinical trial protocol submitted, if the applicant has not received any negative or questioning opinion from the CDE.

The Priority Review and Approval Procedures for Drug Marketing Authorizations (for Trial Implementation) further clarifies that a fast-track mechanism for the review and approval during the drug registration process can be available to innovative drugs that meet certain criteria.

Regarding International Multi-Center Clinical Trials

Pursuant to the International Multi-Center Clinical Trial Guidelines (for Trial Implementation), promulgated by the NMPA, international multi-center clinical trial applicants may simultaneously perform clinical trials in different centers using the same clinical trial protocol. Where the applicants plan to implement international multi-center clinical trials in the PRC, the applicants must comply with the Drug Administration Law, the

Implementing Regulations of the PRC Drug Administration Law and the Administrative Measures for Drug Registration. Additionally, applicants must abide by the GCP, make reference to universal international principles such as the ICH-GCP and comply with the laws and regulations of the countries involved in the international multi-center clinical trials. Where the applicants plan to use the data derived from the international multi-center clinical trials for approval of a drug registration in the PRC, the application must involve at least two countries, including the PRC, and must satisfy the requirements for clinical trials set forth in the International Multi-Center Clinical Trial Guidelines (for Trial Implementation) and the Administrative Measures for Drug Registration and other related laws and regulations.

Drug Clinical Trial Registration

According to the Administrative Measures for Drug Registration, upon obtaining the approval of the relevant IND, the applicant must, prior to conducting the clinical trial of drugs, register on the registration and information announcement platform for clinical trials of drugs, information regarding the scheme of the clinical trial.

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

Phases of Clinical Trials and Communication with the CDE

According to the Administrative Measures for Drug Registration, a clinical trial consists of Phase 1, 2, 3 and 4 trials and a bioequivalence trial. In addition to the characteristics of a drug and the research purpose, the research contents must also include clinical pharmacological research, exploratory clinical trial, confirmatory clinical trial and post-marketing research under the Administrative Measures for Drug Registration.

Pursuant to the Administrative Measures for Communication on Drug Research, Development and Technical Reviews, during the R&D periods and in the registration applications of the innovative new drugs (among others), the applicants may propose to conduct communication meetings with the CDE. The communication meetings can be classified into three types. Type I meetings are convened to address key safety issues in clinical trials of drugs and key technical issues in the R&D of breakthrough therapeutic drugs. Type II meetings are held during the key R&D periods of drugs, and mainly include meetings before the IND application, meetings upon the completion of phase 2 trials and before the commencement of phase 3 trials, meetings before submitting a marketing application for a new drug and meetings for risk evaluation and control. Type III meetings refer to meetings not classified as Type I or Type II.

Sampling and Collecting Human Genetic Resources

The Administrative Regulations on Human Genetic Resources of the PRC stipulates that, in order to obtain marketing authorization for relevant drugs and medical devices in the PRC, no approval is required in international clinical trial cooperation using the PRC’s human genetic resources at clinical institutions without export of human genetic resource materials. However, the participating entities must file the type, quantity and usage of the human genetic resource to be used with the NHC before clinical trials commence.

On June 1, 2023, The Ministry of Science and Technology of the PRC promulgated the Implementation Rules for the Administrative Regulation on Human Genetic Resources (the “HGR Implementation Rules”), which came into effect on July 1, 2023. The HGR Implementation Rules have refined the Administrative Regulations on Human Genetic Resources, including, but not limited to, refining the definition of “human genetic resources information”, clarifying the identification standard of “foreign entities”, adjusting the scope of collection approval, and adjusting and improving the approval procedures for international cooperative scientific research and administrative supervision rules.

Registration of Drug Marketing

According to the Administrative Measures for Drug Registration, an applicant must complete studies in pharmacy, pharmacology and toxicology, as well as all phases of clinical trials before submitting the application for registration for marketing authorization. The applicant must submit an application for drug marketing authorization and the relevant research materials in accordance with the submission requirements after determining quality standards, verifying commercial scale manufacturing process and preparing to undergo examination and inspection for drug registration. Once an application is submitted, the CDE will form a group of pharmacists, medical professionals and other technical specialists to analyze the drug’s safety, effectiveness and quality control. After the comprehensive review, if the drug is approved for marketing, a drug registration certificate shall be issued.

Marketing Authorization Holder System

Pursuant to the Drug Administration Law, a drug marketing authorization holder system is implemented for drug management. The drug marketing authorization holder is an enterprise or a drug development institution that has obtained the drug registration certificate and is responsible for non-clinical research, clinical trials, production and operation, post-marketing research, adverse reaction monitoring, reporting and processing of drugs in accordance with the provisions of the Drug Administration Law.

Under the Circular on the Matters Relating to Promotion of the Pilot Program for the Drug Marketing Authorization Holder System (the “Circular on Drug Marketing Authorization Holder System”), the drug marketing authorization holder must establish a drug quality assurance system and be equipped with special personnel to take charge of quality management on drugs independently. Additionally, the drug marketing authorization holder must regularly review the quality management system of the drug manufacturer and the drug distributor and supervise its continuous quality assurance and control capabilities. A drug marketing authorization holder who manufactures drugs on its own shall obtain a drug production license in accordance with the Circular on Drug Marketing Authorization Holder System and entrust a qualified drug manufacturer. The drug regulatory authority of the State Council has formulated guidelines for the quality of pharmaceuticals entrusted manufacturing, to guide and supervise the drug marketing authorization holder and the entrusted manufacturer to fulfill their drug quality assurance obligations. The Announcement of the State Drug Administration on Strengthening the Supervision and Administration on Entrusted Manufacturing by the Drug Marketing Authorization Holder, which came into effect on October 17, 2023, reiterates the importance of supervision over entrusted manufacturing and stipulates more stringent and detailed requirements on aspects of license, quality and supervision of the entrusted manufacturing of the drug marketing authorization holder.

Drugs’ Registration Classification

Under the Administrative Measures for Drug Registration, drugs are classified into traditional Chinese drugs, chemical drugs, biological products and others. According to the Announcement on the Issuance of the Reform Plan for the Registration Classification of Chemical Drugs, the registration classification of the chemical drugs are adjusted to five categories. Category 1 drugs refer to innovative chemical drugs that have not been marketed anywhere in the world. Improved new chemical drugs that are not marketed anywhere in the world fall into Category 2 drugs. Generic chemical drugs that have equivalent quality and efficacy to the originator’s drugs that have been marketed abroad but not yet in the PRC are classified as Category 3 drugs. Generic drugs that have equivalent quality and efficacy to the originator’s drugs and have been marketed in the PRC fall into Category 4 drugs. Category 5 drugs are drugs which have already been marketed abroad, but are not yet approved in the PRC. Category 1 and 2 drugs must follow the registration application procedure for new drugs according to the Administrative Measures for Drug Registration; Category 3 and 4 drugs must follow the procedure for generic drugs; and Category 5 drugs must follow the application and regulation requirements for importing drugs.

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

Special Examination and Fast Track Approval for Drugs Targeting Rare Diseases

Pursuant to the Circular on Publishing the Procedures of Developing the Rare Disease List, the following four criteria must be met at the same time for rare disease designation: (i) the disease has a low incidence or prevalence in PRC and abroad; (ii) the disease significantly impacts the patient and his or her family; (iii) there is a clear diagnosis method; and (iv) the disease can be treated or intervened in an economically feasible way, or it has been included in a national scientific research project if there is no effective treatment or intervention for such disease. With certain drugs targeting rare diseases being listed in National Rare Disease List, a company may be eligible for the priority review and approval of new drugs for these diseases from the NMPA.

According to the Administrative Provisions on Special Examination and Approval of the Registration of New Drugs, special examination and approval for new drugs registration applications applies when (i) the effective constituent of a drug extracted from plants, animals and minerals, as well as the preparations thereof, have never been marketed in the PRC and the material medicines and the preparations thereof are newly discovered; (ii) the chemical raw materials for medicines as well as the preparations thereof and the biological product have not been approved for marketing, either in the PRC or aboard; (iii) new drugs with distinctive clinical treatment advantages for diseases such as AIDS, malignant tumor or other rare diseases; or (iv) new drugs for diseases that currently lacking effective treatment.

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

Good Manufacturing Practices

Pursuant to the Drug Administration Law, drug manufacturers shall comply with the GMP and establish a sound GMP management system, to ensure that the entire process of drug manufacturing is maintained to meet the statutory requirements and the GMP requirements enacted by the NMPA and in accordance with the Drug Administration Law. The legal representative of and principal person in charge of a drug manufacturer are fully responsible for the drug manufacturing activities.

The Good Manufacturing Practice for Drugs provided guidance for, among others, the quality management, organization and staffing, production premises and facilities, equipment, material and products, recognition and inspection, documentation maintenance, manufacture management, quality control and quality assurance, contractual manufacture and contractual inspection for the products, product delivery and recalls of a manufacturer.

Drug Manufacturing Permit

Under the Administrative Measures for the Supervision of Drug Manufacturing promulgated by SAMR, persons engaging in drug manufacturing activities shall be subject to approval by the provincial counterparts of the NMPA where the persons engaging in pharmaceutical manufacturing activities are located, obtain a drug manufacturing permit pursuant to these measures, comply strictly with the pharmaceutical manufacturing quality control rules and ensure that the manufacturing process complies with statutory requirements at all times. The period of validity of a drug manufacturing permit is five years. In the event the permit holder needs to continue to manufacture drugs upon the expiration of the permit, the holder shall apply to the original issuing authorities for reissuance six months before the expiration date of the permit.

Drug Business Permit and Good Supply Practice Requirements

According to Drug Administration Law and the Implementing Regulations of the PRC Drug Administration Law, before engaging in the wholesale distribution and/or retailing of drugs, the relevant entity must obtain a drug business permit with an appropriate scope of distribution from the local counterpart of the NMPA and comply with the Good Supply Practice for Drugs. Under the Measures for the Supervision and Administration of Drug Quality in Trading and Usage, which became effective on January 1, 2024, a drug business permit is valid for five years. Each holder of the drug business permit must apply for an extension of its permit during the period from two months to six months prior to expiration. Otherwise, the holder shall cease its trading activities upon expiration until another drug business permit is granted.

Drug Recall

According to the Administrative Measures for Drug Recalls, the term “drug recalls” refers to the activities of a drug marketing authorization holder to recall drugs that have been marketed, but have quality problems or other potential safety hazards under the prescribed procedures and take corresponding measures to timely control risks and eliminate potential hazards. The term “quality problems or other potential safety hazards” refers to non-compliance of drugs with statutory requirements, or other unreasonable risks that may endanger human health and life safety caused by drugs due to R&D, production, storage and transportation, labeling and other reasons.

Administrative Protection and Monitoring Periods for New Drugs

Pursuant to the Implementing Regulations of the PRC Drug Administration Law, based on the needs for protection of public health, the NMPA may set an observation period of not more than five years for new drugs produced by drug manufacturers; and no approval shall be given to any other manufacturers to produce or import the said drugs during the observation period.

Packaging of Pharmaceutical Products

Pursuant to the Drug Administration Law, the packaging of drugs must include a label and an instruction. According to the Administrative Measures for the Packaging of Drugs, the packaging of drugs must comply with national and professional standards. Drugs with packaging that does not meet the relevant standards cannot be sold or marketed in the PRC (except for drugs for the military). According to the PRC’s GCP, the packaging labels of the investigational drugs must indicate that the drug is for clinical trial use only, and must provide information related to the clinical trial and the drug used in the trial. The packaging shall also ensure the maintenance of blind states in blind trials.

Insert Sheet and Labels of Drugs

Pursuant to Administrative Provisions for Drug Insert Sheets and Labels, the insert sheets and labels of drugs should be reviewed and approved by the NMPA. A drug insert sheet should include the important scientific data, conclusions and information concerning drug safety and efficacy in order to direct the safe and reasonable use of drugs. The inner label of a drug should bear such information as the drug’s name, indication or function, strength, dose and usage, production date, batch number, expiry date and drug manufacturer, and the outer label of a drug should indicate such information as the drug’s name, ingredients, description, indication or function, strength, dose and usage, adverse reaction, contraindications, precautions, storage, production date, batch number, expiry date, approval number and drug manufacturer.

Advertising for Drugs

Pursuant to the Interim Administrative Measures for the Review of Advertisements for Drugs, Medical Devices, Dietary Supplements and Foods for Special Medical Purpose, the contents of a drug advertisement must be based on the drug instructions approved by the NMPA. Where a drug advertisement involves drug name, indications or major functions and pharmacological effects, the drug advertisement shall not go beyond the scope of instructions and must state contraindications and adverse reactions in a prominent position. Prescription drug advertisements must also state that “the advertisement is meant to be read only by medical and pharmaceutical professionals” in a prominent position and OTC drug advertisements must also add the non-prescription drug label (OTC) in a prominent place and state that “please purchase and use the drugs in accordance with the drug instructions or under the guidance of a pharmacist” in a prominent position.

Drug Technology Transfer

Drug technology transfer refers to the transfer of drug production technology by its owner to a drug manufacturer and the application for drug registration by the drug manufacturer pursuant to the Administrative Provisions for Registration of Drug Technology Transfer. The NMPA promulgated the Administrative Provisions for Registration of Drug Technology Transfer, to standardize the registration process of drug technology transfer, which includes application for, evaluation, review, approval and supervision of drug technology transfer registration. An application for drug technology transfer must be submitted to the provincial counterparts of the NMPA for review and approval. Eligible applications will receive a letter of approval and a drug approval number for the supplementary application.

Online Drug Information Services

According to the Administrative Measures for Internet-based Drug Information Service, the operational internet drug information service refers to the activities of providing information on drugs (including medical devices) through the internet. Where any website intends to provide internet drug information services, the website must file an application with the local provincial counterparts of NMPA and will be subject to the examination and approval thereof for obtaining the qualifications for providing internet drug information services. The validity term for a Qualification Certificate for Internet Drug Information Services is five years and may be renewed at least six months prior to its expiration date upon a re-examination by the relevant authority.

National Medical Insurance, its Reimbursement Standards and the NRDL

According to the Decision of the State Council on Establishing the Urban Employees’ Basic Medical Insurance System, Opinions on the Establishment of the New Rural Cooperative Medical Insurance System, the Guiding Opinions of the State Council about the Pilot Urban Resident Basic Medical Insurance and the Opinions of the State Council on Integrating the Basic Medical Insurance Systems for Urban and Rural Residents, medical insurance would be available to all employees and residents in both rural and urban areas in the PRC.

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

Pursuant to the Interim Measures for the Scope of Basic Medical Insurance Coverage for Drugs for Urban Employees, which set the standard for the drugs to be included in the NRDL, a drug must be clinically necessary, safe, effective, reasonably priced, easy to use, available in sufficient quantity to be included in the NRDL, and must meet one of the following requirements: (i) be set forth in the pharmacopoeia of the PRC, (ii) satisfy the standards promulgated by the NMPA and (iii) be approved by the NMPA as imported drugs.

The Ministry of Labor and Social Security of the PRC, together with other government authorities, has the power to determine the drugs included in the NRDL. The Western medicine and Chinese patent medicine included in the National Medical Insurance Catalog are divided into two parts, Part A and Part B. Provincial governments are required to include all Part A and Part B medicines listed on the National Medical Insurance Catalog in their provincial Medical Insurance Catalog in the National Medical Insurance Catalog. Fees incurred for the use of Part A medicines are entitled to reimbursement in accordance with the regulations in respect of basic medical insurance. Fees incurred by the use of Part B are shared by the patient and basic medical insurance. The percentage of reimbursement by basic medical insurance for Part B medicines is stipulated by local authorities and in result may differs from region to region in the PRC.

Price Controls

The Drug Administration Law requires that, for drugs subject to market-determined prices, the relevant marketing authorization holders, manufacturers and distributors of drugs and medical institutions shall determine the price applying the principles of fairness, reasonableness, good faith and consistency between quality and prices. Marketing authorization holders, manufacturers and distributors of drugs and medical institutions must comply with the price management rules for drugs of the relevant competent authorities to determine the prices of drugs and are prohibited from making exorbitant profits, conducting price monopoly and price fraud, among others.

According to PRC Price Law, prices of most commodities and services are market-adjusted prices and prices of a very small number of commodities and services are government- guided prices or government-set prices. The prices of drugs are mainly determined by market competition. Instead of direct governmental price controls, the government primarily regulates prices by establishing a centralized procurement mechanism, revising medical insurance reimbursement standards and strengthening regulation of medical and pricing practices.

The Opinions on Effectively Implementing Current Drug Price Administration issued by the NHSA seek to further improve the drug pricing formation mechanism and emphasizes the market-oriented drug pricing mechanism. Although narcotic drugs and category I psychotropic drugs are subject to government-guided prices, other drugs are subject to market-determined prices. Meanwhile, the national and provincial medical security departments may implement or delegate third parties to implement price cost investigation on drug suppliers and the results can be used as the basis for determining whether the drugs were sold at unfair prices.

Drug Distribution and Two-Invoice System

The Implementation Opinions on Promoting the “Two-Invoice System” for Drug Procurement by Public Medical Institutions (For Trial Implementation) (the “Two-Invoice System Notice”) establishes a system requiring the issuance of only two invoices during the distribution of drugs in other words, in the whole drug procurement process, there should be only one layer of pharmaceutical distributor between the drug manufacturer and the procuring public medical institution. The Two-Invoice System prohibits the sale of drugs through a chain of distributors which will, as a result, increase the price of drugs paid by the public medical institutions. The

Two-Invoice System was firstly promoted in pilot areas, and has been implemented nationwide by 2018. Drug manufacturers and distributors must comply with the Two-Invoice System in order to engage in procurement processes with public hospitals.

Regulations Relating to Work Safety

The PRC Work Safety Law applies to all entities engaged in production and business activities in the PRC. Such entities shall, according to the PRC Work Safety Law, strengthen work safety management, establish and improve an all-staff work safety responsibility system and internal rules and regulations in relation to work safety, increase investment in funds, materials, technologies and staff for work safety, improve working conditions, strengthen the development of a standardized, information technology- enabled work safety system, establish a dual prevention mechanism for managing safety risks and addressing hidden dangers, and improve risk prevention and resolution mechanism to ensure work safety. Violations of the PRC Work Safety Law may result in administrative penalties such as fine, suspension of operation and revocation of license.

Regulations Relating to Intellectual Property Rights

Patents

Pursuant to the PRC Patent Law and the Implementation Regulations of the PRC Patent Law, an invention-creation shall mean an invention, utility model or design. Inventions and utility models for which patent rights are granted and an invention-creation must possess novelty, creativity and practicality. The Patent Office under the China National Intellectual Property Administration is responsible for receiving, examining and approving patent applications. The protection period is 20 years for an invention patent, 10 years for a utility model patent and 15 years for a design patent, commencing from such patent’s application date. Any patentee or interested party may file a lawsuit with a people’s court against any individual or entity that utilizes a patent or conducts any other activity that infringes a patent without the patent holder’s authorization, and may request regulatory authorities to order the infringer to stop the infringement act forthwith or impose a fine on the infringer. If the patent infringement is found to constitute a crime, the patent infringer shall be held criminally liable in accordance with applicable laws. According to the PRC Patent Law, for public health purposes, the China National Intellectual Property Administration may grant a compulsory license for manufacturing patented drugs and exporting them to countries or regions covered under relevant international treaties to which PRC has acceded. In addition, according to the PRC Patent Law, any organization or individual that applies for a patent in a foreign country for an invention or utility model patent established in the PRC is required to report to China National Intellectual Property Administration for confidentiality examination.

Trademarks

Pursuant to the PRC Trademark Law and the Implementation Regulations of the PRC Trademark Law, the validity period of registered trademarks is 10 years, calculated from the date of approval of the registration. A trademark registrant intending to continue to use the registered trademark upon expiry of the period of validity must undergo the renewal formalities within 12 months before expiry according to the relevant provisions. If it fails to do so, the trademark registrant may be granted a six-month grace period. The period of validity of each renewal is 10 years, commencing from the day after the expiry date of the last period of validity. If the renewal formalities are not satisfied within the grace period, the registration of the trademark is canceled.

Copyright

According to the PRC Copyright Law, works protected by copyright refer to original intellectual achievements in the fields of literature, art and science which can be expressed in a certain form, including: (i) written works; (ii) oral works; (iii) musical, dramatic, opera, dance, and acrobatic artistic works; (iv) fine arts and architectural works; (v) photographic works; (vi) audio-visual works; (vii) graphic works and model works, such as engineering design plans, product design plans, maps, and schematic diagrams; (viii) computer software; and

(ix) any other intellectual achievements which share the same characteristics of the aforementioned works. Copyright is a collection of personal and property rights, which, among others, includes the right of publication, the right of authorship, the right of modification, the right of distribution, the right of reproduction, and the right of internet information transmission.

According to the Measures for the Registration of Computer Software Copyright, and the Regulations on Computer Software Protection, the National Copyright Administration of the PRC shall be the competent authority for the nationwide administration of software copyright registration, and the Copyright Protection Centre of China is designated as the authority responsible for the whole registration process of computer software. The Copyright Protection Centre of China issues registration certificates to applicants for computer software copyrights that comply with the aforementioned measures and regulations.

Domain Names

Domain names are protected under the Administrative Measures on Internet Domain Names promulgated by the Ministry of Industry and Information Technology (the “MIIT”) and Implementing Rules on Registration of China Country Code Top-level Domain Names issued by China Internet Network Information Center. The MIIT is the regulatory body responsible for the administration of PRC internet domain names. Prior to the establishment of domain name root servers, domain name root server operation institutions, domain name registration management institutions and domain name registration service institutions within the PRC, the corresponding permits shall be obtained from the MIIT or its local counterparts. The China Internet Network Information Center is responsible for the administration of registration of China country code top-level domain names.

Trade Secrets

According to the PRC Anti-Unfair Competition Law and Provisions of the Supreme People’s Court on Several Issues Concerning the Application of Law in the Trial of Civil Cases Involving Trade Secret Infringement, the term “trade secrets” refers to technical and business information that is unknown to the public, has utility, may create business interests or profits for its legal owners or holders and is maintained as a secret by its legal owners or holders. Under the PRC Anti-Unfair Competition Law, business operators are prohibited from infringing others’ trade secrets by: (i) acquiring a trade secret from its holder by theft, bribery, fraud, coercion, electronic intrusion or any other illicit means; (ii) disclosing, using or allowing another person to use a trade secret acquired from the right holder by any means as specified in clause (i); (iii) disclosing, using or allowing another person to use a trade secret in its possession, in violation of its confidentiality obligation or the requirements of the right holder for keeping the trade secret confidential; and (4) abetting a person, or tempting or aiding a person into or in acquiring, disclosing, using or allowing another person to use the trade secret of its holder in violation of his or her non-disclosure obligation or the requirements of the right holder for keeping the trade secret confidential.

Regulations Relating to Environmental Protection

According to the PRC Environmental Protection Law, the Administrative Regulations on the Environmental Protection of Construction Project, the PRC Environmental Impact Assessment Law and PRC Law on the Prevention and Control of Environment Pollution Caused by Solid Wastes, an enterprise, which causes environmental pollution and discharges other materials that endanger the public, must implement environmental protection methods and procedures into its business operations. Where effects may be exerted on the environment after the completion of construction projects, the construction enterprise must submit an environmental impact report (form) or environmental impact registration form to the relevant environmental protection authority. Any project that is required to prepare the environmental impact report (form) in accordance with the law must obtain the approval from the relevant environmental protection department for its environmental impact assessment documents; otherwise, construction on the project may not begin. Pursuant to the Administrative Measures for Pollutant Discharge Permit and the Regulations on the

Administration of Pollutant Discharge Permit, a pollutant-discharging entity must legally obtain a pollutant discharge permit prior to discharging any pollutants, and shall discharge pollutants in compliance within the scope specified in the pollutant discharge permit. A pollutant discharge permit is valid for five years from the date of issuance.

Pursuant to the Notice of the General Office of the State Council on Issuing the Implementation Plan for the Permit System for Controlling the Discharge of Pollutant Emission and the Classification Administration List of Pollutant Discharge Permitting for Fixed Pollution Sources (2019 Version), the state implements a focused management, a simplification management and a registration management of emission permits based on the pollutant discharging enterprises and other manufacturing businesses’ amount of pollutants, emissions and the extent of environmental damage. The manufacturing of chemical drug substance is strictly regulated under the current regulatory framework, and the manufacturer shall obtain a pollutant discharge permit in accordance with the prescribed time limit.

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

According to the Administrative Measures for the Registration of Hazardous Chemicals, the state adopts a registration system for hazardous chemicals. The registration of hazardous chemicals is subject to the principles of application by enterprises, two-level review, unified issuance of certificates and hierarchical administration. Where any registering enterprise fails to go through the registration formalities for hazardous chemicals or fails to go through the formalities for altering the registration contents of hazardous chemicals when the type of registration changes or the hazardous chemicals it manufactures or imports have new hazardous characteristics, the registering enterprise must make corrections and may be subject to a fine of not more than 50,000 yuan. If the registering enterprise refuses to make corrections, it shall be given a fine of not less than 50,000 yuan but not more than 100,000 yuan. If the circumstance is serious, the registering enterprise will be ordered to suspend production and business for rectification.

Product Quality

Pursuant to the PRC Product Quality Law of the PRC, manufacturers shall be liable for the quality of products they produce and guarantee that the product quality meets the requirements stipulated by laws and shall not mix impurities or imitations into products, pass fake goods off as genuine ones or shoddy products as good ones or sub-standard products as standard ones. Sellers are required to take measures to ensure the quality of the products sold by them. The manufacturer shall be liable to compensate for any bodily injuries or damage to property other than the defective product itself resulting from the defects in the product, unless the manufacturer is able to prove that: (1) the product has never been circulated; (2) the defects causing injuries or damage did not exist at the time when the product was circulated; or (3) the science and technology at the time when the product was circulated were at a level incapable of detecting the defects.

According to the PRC Civil Code, where a defect of a product endangers the personal or property safety of another person, the manufacturer or the seller shall assume civil liabilities in accordance with the law.

Regulations Relating to Labor Protection, Social Insurance and Housing Provident Fund

Labor Protection

According to the PRC Labor Law, employers must develop and improve their rules and regulations in accordance with the law to ensure that workers enjoy their labor rights and perform their labor obligations. Employers must develop and improve the system of labor safety and sanitation and strictly implement the national protocols and procedures on labor safety. Employers must guard against labor safety accidents and reduce occupational hazards and labor safety and sanitation facilities must meet the relevant national standards. Employers must provide workers with the necessary labor protection equipment that meets the safety and hygiene conditions stipulated under national regulations by the State and conduct regular health checks for workers who engage in operations with occupational hazards. Laborers engaged in special operations must have received specialized training and obtained the pertinent qualifications.

According to PRC Labor Contract Law and the Implementation Regulations of the PRC Labor Contract Law of the PRC, employers and employees must enter into written labor contracts to establish their employment relationships. With respect to a circumstance where a labor relationship has already been established but no formal contract has been made, a written labor contracts must be entered into within one month from the date when the employee begins to work. In addition, wages shall not be lower than the local minimum wage standard.

According to Interim Provisions on Labor Dispatch, employers may employ dispatched workers only for temporary, auxiliary or substitutable positions and must strictly control the number of dispatched workers which may not exceed 10% of the total number of its workers.

Social Insurance and Housing Provident Fund

According to the PRC Social Insurance Law (the “Social Insurance Law”), the Interim Regulations on the Collection and Payment of Social Insurance Premiums, the Regulations on Work-Related Injury Insurance, the Regulations on Unemployment Insurance, the Trial Measures for Maternity Insurance of Enterprises Employees, and the Administrative Regulations on Housing Provident Fund, an enterprise established within the PRC shall pay a premium for basic pensions insurance, basic medical insurance, maternity insurance, work-related injury insurance and unemployment insurance, and contribute to the housing provident fund for its employees at a rate stipulated by the relevant authorities. Basic pension, medical and unemployment insurance contributions shall be paid by both employers and employees, while work-related injury insurance and maternity insurance contributions shall only be paid by employers. Employers who fail to promptly contribute social security premiums in full shall be ordered by the social security premium collection agency to make or supplement contributions within a prescribed time limit and shall be subject to a late payment fine computed from the due date at the rate of 0.05% per day; where payment is not made within prescribed time limit, the relevant administrative authorities shall impose a fine ranging from one to three times the outstanding amount.

According to the Administrative Regulations on Housing Provident Fund, employers must register with the competent managing center for housing provident funds and complete procedures for opening an account at a bank for the deposit of employees’ housing provident funds. Employers are also required to pay and deposit housing funds on behalf of their employees in full and in a timely manner. Employers that violate the Regulation on Housing Provident Fund and fail to open housing provident fund accounts for their employees with the housing fund administration center within a designated period or fail to go through the formalities of opening housing provident fund accounts for their employees shall be subject to fines.

Regulations on Foreign Investment

The PRC Foreign Investment Law and the Implementing Regulations for the PRC Foreign Investment Law, apply to any investment activities directly or indirectly conducted by a foreign natural person, enterprise or other organization and a foreign-invested enterprise established prior to the effective date of the Foreign Investment Law shall adjust its legal form or governance structure to comply with the provisions of the Company Law of the PRC or the Partnership Enterprises Law of the PRC, as applicable and complete amendment registration before January 1, 2025. According to the PRC Foreign Investment Law, the state applies the administrative system of pre-establishment national treatment plus negative list to foreign investment and accords national treatment to foreign investment outside of the negative list. Furthermore, the Implementing Regulations for the Foreign Investment Law provides implementing measures and detailed rules to ensure the effective implementation of the Foreign Investment Law.

On December 30, 2019, the Ministry of Commerce of the PRC (the “MOFCOM”) and the SAMR jointly promulgated the Measure for Reporting of Information on Foreign Investment, which came into effect on January 1, 2020 and pursuant to which, the establishment of the foreign-invested enterprises, including establishment through purchasing the equities of a domestic non-foreign-invested enterprise or subscribe to the increased capital of a domestic non-foreign funded enterprise and its subsequent changes are required to submit an initial or change report through a dedicated registration system.

Investment activities in the PRC by foreign investors are principally governed by the Special Administrative Measures (Negative List) for Foreign Investment Access (2024 Version) (the "Negative List 2024"). The Negative List 2024, which became effective on November 1, 2024, sets out the special administrative measures in respect of foreign investment access on a unified basis. The Negative List 2024 prohibits foreign investors from investing in certain specified sectors and requires them to meet investment conditions for certain other sectors. Sectors not covered in the Negative List 2024 shall be subject to administration under the principle of equal treatment for both domestic and foreign investments.

Regulations Relating to Overseas Investment

Pursuant to the Administrative Measures on Overseas Investments, the MOFCOM and its counterparts at provincial level are one of the regulatory bodies of overseas investment of PRC enterprises. According to these measures, overseas investment refers to the acquisition of ownership in an overseas non-financial enterprise by means of incorporation, merger, acquisition or any other method by an enterprise incorporated in the PRC. Any overseas investments involving sensitive countries, regions or industries shall be subject to the approval of the MOFCOM or its provincial counterparts. Overseas investments that do not fall into the aforementioned category shall be subject to filing with the relevant provincial counterparts of the MOFCOM.

Pursuant to the Administrative Measures for the Overseas Investment of Enterprises, an enterprise in the territory of the PRC (“the PRC Investor”) shall, in overseas investment, undergo the formalities for the confirmation or recordation, among others, of an overseas investment project (the “Investment Project”), report the relevant information and cooperate in supervisory inspection. Sensitive Investment Projects conducted by PRC Investors directly or through overseas enterprises controlled by them shall be subject to approval, and non-sensitive Investment Project directly conducted by PRC Investors, namely, non-sensitive Investment Projects involving PRC Investors’ direct contribution of assets or rights and interests or provision of financing or security, shall be subject to filing. The aforementioned sensitive Investment Project means an Investment Project involving a sensitive country or region or a sensitive industry. The NDRC promulgated the Catalogue of Sensitive Sectors for Overseas Investment (2018 Edition) to list the sensitive industries in detail.

Regulations Relating to Overseas Listing

The China Securities Regulatory Commission (the “CSRC”) promulgated the Trial Administrative Measures of Overseas Securities Offering and Listing by Domestic Companies in 2023, and issued several corresponding guidelines thereof (together, the “Overseas Listing Trial Measures”), requiring PRC companies’ overseas offerings and listings of equity securities be filed with the CSRC.

The Overseas Listing Trial Measures clarify the scope of overseas offerings and listings by PRC companies that are subject to the filing and reporting requirements thereunder. According to the Overseas Listing Trial Measures, if an issuer of securities meets both of the following criteria, the relevant offering and/or listing shall be considered as indirect overseas offering and/or listing of a PRC company: (i) 50% or more of the issuer's operating revenue, total profit, total assets or net assets, as documented in its audited consolidated financial statements for the most recent accounting year, is accounted for by PRC companies; and (ii) the primary business activities of the issuer are conducted in the PRC, or its main places of business are located in the PRC, or most members of the issuer’s management team are citizens or long-term residents of the PRC. The Overseas Listing Trial Measures further provide that the determination on whether an offering and/or listing constitutes an indirect offering and/or listing of a PRC company shall follow the principle of “substance over form,” making it possible for an offering and/or listing that does not meet the above criteria to still be considered an indirect overseas offering and/or listing of a PRC company, thus subject to the CSRC filing obligation.

The Overseas Listing Trial Measures further stipulate that PRC companies that have already directly or indirectly offered or listed securities in overseas markets shall fulfil their filing obligations and report relevant information to the CSRC within three working days after conducting a follow-on offering of equity securities on the same overseas market. They must also comply with relevant reporting requirements within three working days upon the occurrence of any specified circumstances. Failure to comply with the filing procedures may result in warnings and fines imposed by the CSRC or other competent PRC authorities.

Regulations Relating to PRC Taxation

Enterprise Income Tax

Pursuant to the PRC Enterprise Income Tax Law (the “EIT Law”) and its implementation rules, a PRC resident enterprise is subject to Enterprise Income Tax (“EIT”) at the current uniform rate of 25% commencing from January 1, 2008 unless reduced under certain specific qualifying criteria. The term “resident enterprise” refers to any enterprise established in the PRC and any enterprise established outside the PRC with a “place of effective management” within the PRC.

In 2018, we obtained a certificate from the Beijing government for a High and New Technology Enterprise (“HNTE”) qualification and the certificate was most recently renewed in 2022. This renewed certificate entitled the us to enjoy a preferential income tax rate of 15% for a period of three years from 2022 to 2025 if all the criteria for HNTE status could be satisfied in the relevant year.

Non-resident Enterprises Taxation Arrangement

Dividends (if any) paid by our subsidiaries in the PRC to their direct offshore parent companies are subject to PRC withholding income tax at the rate of 10%, provided that such dividends are not effectively connected with any establishment or place of the offshore parent company in the PRC. The 10% withholding income tax rate may be reduced or exempted pursuant to the provisions of any applicable tax treaties or tax arrangements. Hong Kong has a tax arrangement with mainland PRC that provides for a 5% withholding tax on dividends upon meeting certain conditions and requirements, including, among others, that the Hong Kong resident enterprise directly owns at least 25% equity interests of the PRC enterprise and is a “beneficial owner” of the dividends. Under the EIT Law and its implementation rules, gains derived by non-resident enterprises from the sale of equity interests in a PRC resident enterprise are subject to PRC withholding income tax at the rate of 10%. The 10% withholding income tax rate may be reduced or exempted pursuant to applicable tax treaties or tax arrangements. The gains are computed based on the difference between the sales proceeds and the basis price of the original investment. Stamp duty is also payable upon a direct transfer of equity interest in a PRC resident enterprise. The stamp duty is calculated at 0.05% on the transfer value, payable by each of the transferor and transferee.

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

Value-added Tax (“VAT”)

According to the Interim Regulations on VAT of the PRC and its implementation rules, unless otherwise specified by relevant laws and regulations, any enterprise or individual engaged in the sale of goods, provision of processing, repair and replacement services, sales of service, intangible assets and real estate and the importation of goods in the PRC are generally required to pay VAT.

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

Regulations Relating to Foreign Exchange

The Regulations on Foreign Exchange Administration of the PRC apply to the receipt and payment of foreign currency or foreign exchange business activities conducted by PRC organizations and individuals or conducted by foreign organizations and individuals within the territory of the PRC. Renminbi is freely convertible for payments of current account items such as trade and service-related foreign exchange transactions and dividend payments, but is not freely convertible for capital expenditure items such as direct investments, loans or investments in securities outside of the PRC unless approval from the SAFE or its local counterpart is obtained in advance.

According to the Administrative Regulation regarding Foreign Exchange Settlement, Sales and Payment, foreign exchange receipts under the current account of foreign-invested enterprises may be retained to the fullest extent specified by the SAFE or its local counterparts. Any portion in excess of such amount shall be sold to a designated foreign exchange bank or through a foreign exchange swap center.

According to the Circular on Further Simplifying and Improving Policies on Foreign Exchange Administration for Direct Investment, banks shall directly examine and handle foreign exchange registration under overseas direct investment. The State Administration of Foreign Exchange and its branches shall indirectly regulate the foreign exchange registration of direct investment through banks.

According to the Circular on Reforming and Regulating Policies on the Control over Foreign Exchange Settlement of Capital Accounts, foreign currency earnings in capital accounts that maintain relevant policies of willingness to exchange settlement and have been clearly implemented on (including the recalling of raised capital by overseas listing) may undertake foreign exchange settlement in the banks according to actual business needs of the domestic institutions. The tentative percentage of foreign exchange settlement for foreign currency earnings in capital account of domestic institutions is 100%, subject to adjust of the SAFE in due time in accordance with international revenue and expenditure situations.

The Circular of the State Administration of Foreign Exchange on Issues Relating to Foreign Exchange Administration for Overseas Investment and Round-trip Investment by Chinese Residents through Special Purpose Vehicles requires PRC residents to register their legally owned assets or equity interests in domestic enterprises or offshore assets or interests with local branches of SAFE in connection with their direct establishment or indirect control of an offshore entity, for the purpose of overseas investment and financing.

The SAFE issued the Circular on Issues Concerning the Foreign Exchange Administration for Domestic Individuals Participating in Stock Incentive Plans of Overseas Listed Companies (the "Stock Option Rules"), which prescribed that PRC citizens or non-PRC citizens residing in the PRC for a continuous period of no less than one year (except for foreign diplomatic personnel in the PRC and representatives of international organizations in the PRC) who participate in any stock incentive plan of an overseas listed company shall, through itself (if its securities are listed overseas) or a domestic company which is affiliated with the overseas listed company (the “PRC Entity”), collectively entrust a domestic agency (the agency can be the PRC Entity or a qualified PRC organization as appointed by the PRC Entity) to handle foreign exchange registration and entrust an overseas institution to handle issues such as the exercise of options, the purchase and sale of corresponding stocks or equity and transfer of corresponding funds. In addition, the domestic agency is required to amend the SAFE registration with respect to the stock incentive plan if there is any material change to the stock incentive plan.

Failure to comply with the abovementioned foreign exchange regulations and requirements may result in warnings, fines, confiscation of illegal gains and even criminal liabilities.

Regulations Relating to Dividend Distribution

The principal laws, rules and regulations governing dividend distributions by foreign-invested enterprises in the PRC are the PRC Company Law and the PRC Foreign Investment Law and its Implementation Regulations. Under these requirements, foreign-invested enterprises may only pay dividends out of their accumulated profits, if any, as determined in accordance with PRC accounting standards and regulations. A PRC company is required to set aside at least 10% of its after-tax profits each year, after making up previous years’ accumulated losses, if any, as such company’s mandatory capital reserve funds until the aggregate amount of these reserve funds have reached 50% of its registered capital.

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

PRC Taxation

Under Article 2 of the EIT Law, a resident enterprise is an enterprise that is established in the PRC under the PRC laws, or an enterprise that is established under the laws of foreign countries (regions) but whose place of effective management is located in the PRC. We are a PRC resident enterprise for PRC tax purposes because we are a legal entity registered in Beijing, PRC.

Because we are a PRC resident enterprise for PRC Enterprise Income Tax purposes, dividends (if any) paid by us to our direct offshore institutional shareholders which are not PRC resident enterprises for PRC tax purposes are subject to PRC withholding income tax at the rate of 10%, provided that such dividends are not effectively connected with any establishment or place in the PRC of such offshore shareholders. In addition, gains derived by non-resident enterprises from the sale of equity interests in a PRC resident enterprise are subject to PRC withholding income tax at the rate of 10%. The 10% withholding income tax rate may be reduced or exempted pursuant to the provisions of any applicable tax treaties or tax arrangements. See the section entitled “Risk Factors—Risks Related to Our Business Operations in the PRC—Since Gyre Pharmaceuticals is a legal entity registered in Beijing, PRC, it is classified as a PRC tax resident for PRC income tax purposes by default, and such classification results in unfavorable tax consequences to Gyre Pharmaceuticals and its non-PRC shareholders.”

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

Government Regulation Outside of the United States and PRC

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

Item 1A. RISK FACTORS.

The following section includes the most significant factors that may adversely affect our business and operations. You should carefully consider the risks and uncertainties described below and all information contained in this Annual Report on Form 10-K before deciding to invest in our common stock. If any of the following risks actually occur, our business, financial condition, results of operations and growth prospects may be materially and adversely affected. In that event, the trading price of our common stock could decline, and you could lose all or part of your investment. Moreover, some of the factors, events and contingencies discussed below may have occurred in the past, but the disclosures below are not representations as to whether or not the factors, events or contingencies have occurred in the past and instead reflect our beliefs and opinions as to the factors, events, or contingencies that could materially and adversely affect us in the future.

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
•
There is a risk that our marketed product in the PRC, ETUARY, along with any other products that we may commercialize in the future, including nintedanib and avatrombopag, and may receive approval in the future, may not attain sufficient market acceptance among physicians, healthcare facilities, pharmacies, patients, third-party payers, and the broader medical community, which is crucial for their commercial viability.
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
•
Should we or our licensors fail to secure, uphold, defend, or extend adequate patent and other intellectual property rights for our products, ETUARY, nintedanib and avatrombopag, which are approved in the PRC, and any product candidates globally, or if the breadth of these intellectual property rights is insufficient, our ability to effectively compete in our markets could be compromised.
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
•
The market price of our common stock has been, and may continue to be, volatile.
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

We are a biotechnology company and have only generated revenues from the commercial sale of ETUARY, which is approved in the PRC, and certain generic drugs. We only have one product and certain generic drugs for commercial sale and are still in the early stages of development of our other product candidates. We are largely dependent on sales of ETUARY, but we may not be able to maintain ETUARY’s sales volumes, pricing levels or profit margins. Sales of ETUARY accounted for 99.3% and 98.9% of our total revenue in 2024 and 2023, respectively, and we expect that sales of ETUARY will continue to comprise a substantial portion of our total revenue in the near future. As a result, any reduction in sales or profit margins of ETUARY will have a material negative impact on our business and results of operations.

In addition, the pharmaceutical industries are characterized by rapid changes in technology, constant enhancement of industrial know-how and frequent emergence of new products, which renders our targeted markets highly competitive. Notably, the IPF drug market in the PRC is characterized by increasingly fierce competition, with several pirfenidone and nintedanib products approved and commercialized, in addition to our products ETUARY and nintedanib, which Gyre Pharmaceuticals acquired the commercial rights to in May 2024. There are also several drug candidates that have entered into Phase 2 or more advanced clinical trial stage. With the increase in the penetration rate of IPF drugs and the expansion of the overall market, including past new market participants, we expect that more market players will join the IPF market, and, consequently, the sales of our product ETUARY may decrease. For details, see “—Business—Our Products and Product Pipeline—ETUARY: National Category 1.1 New Drug for IPF Approved in 2011—Market Opportunities and Competition” in this Annual Report. New entrants to the IPF market in the PRC may exert downward pressure on our average selling price of ETUARY, which may negatively impact sales and/or profit of ETUARY.

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

•
obtaining, maintaining, protecting and enforcing patent, trade secret and other intellectual property and proprietary protection and regulatory exclusivity, and ensuring we do not infringe, misappropriate or otherwise violate the patent, trade secret or other intellectual property and proprietary rights of third parties;
•
successfully launching commercial sales, including our plan to commercially launch nintedanib and avatrombopag;
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

While we expect that the implementation of our strategies and business plans will require us to rely in part on external financing sources, including our ATM Program with Jefferies LLC, our ability to obtain additional capital on commercially reasonable terms is subject to a variety of factors, many of which are outside of our control, including our future financial condition, results of operations and cash flows, the global economic conditions, industry and competitive conditions, interest rates, prevailing conditions in the credit markets and government policies on lending. Additional funds may not be available when we need them on terms that are acceptable, or at all. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate some or all of our research or development programs, and we may not be able to execute our strategies and business plans as currently contemplated, which could have a material adverse effect on our business, financial condition and results of operations.

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

Further, our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from public health crises, the conflict between Russia and Ukraine or the conflicts in the Middle East. For details regarding the risks related to the relations between the PRC and the United States, see “—Risks Related to Our Business Operations in the PRC—Changes in the political and economic policies of the PRC government or relations between the PRC and the United States may affect our business, financial condition and results of operations.” If we are unable to raise sufficient additional capital, we could be forced to curtail our planned operations and the pursuit of our strategy.

Raising additional funds by issuing securities or through licensing arrangements may cause dilution to stockholders, restrict our operations or require us to relinquish proprietary rights.

To the extent that we raise additional capital through the sale of equity or convertible debt securities, stockholders will be diluted, and the terms of these new securities may include liquidation or other preferences that adversely affect the rights of common stockholders. We currently have in place an Open Market Sale AgreementSM with Jefferies LLC that permits us, subject to applicable SEC regulations, to issue up to $50.0 million of shares of our common stock in “at the market” transactions at prevailing market prices.

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

Our high gross margin during the years ended December 31, 2024 and 2023 may not be sustainable.

During the years ended December 31, 2024 and 2023, we maintained a high level of gross margin. Our profit margins were 96.3% and 95.9% for the years ended December 31, 2024 and 2023, respectively, due to our mature technology and significant cost reduction due to the scale effect. However, there can be no assurance that we will sustain a similarly high gross margin in the future. Various factors may affect our gross margin, many of which are beyond our control. For example, changes in the competitive landscape of the relevant markets may decrease the average selling prices of ETUARY, which may have a negative effect on our gross margin. Moreover, our gross margin will be influenced by various components of our costs, such as the cost of raw materials. For details, see “—Risks Relating to Manufacture and Supply of Our Product—Fluctuations in prices of our raw materials and energy supply, as well as other costs associated with our production processes, may have a material adverse effect on us if we are not able to pass the cost increases on to our customers” in this Risk Factors section.

Our five largest customers accounted for a substantial amount of our revenue during the years ended December 31, 2024 and 2023, which subjects us to concentration risks.

Our five largest customers accounted for a substantial amount of our revenue for the years ended December 31, 2024 and 2023. As such, we may be exposed to credit risks, and there can be no assurance that we can properly assess and respond in a timely manner to changes in our customers’ credit profile. As of each of December 31, 2024 and 2023, we had certain concentrations of credit risk of 10%. In addition, as of December 31, 2024, 54.3% and 84.9%, and as of December 31, 2023, 50.5% and 85.5%, of our trade receivables were due from our largest customer and our five largest customers, respectively. If such customers’ cash flows, working capital, financial condition or results of operations decrease, they may be unable, or they may otherwise be unwilling, to pay trade receivables owed to us promptly or at all. Any substantial defaults or delays could materially and adversely affect our cash flows, and if we terminate our relationships with our customers as a result of such customers’ default or payment delay, then that may adversely and materially affect our cash flows and operations.

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

Our inventories consist of raw materials, works in progress, semi-finished goods and finished goods. As of December 31, 2024 and 2023, our inventories were valued at $6.3 million and $4.3 million, respectively. During the years ended December 31, 2024 and 2023, we did not identify material inventory items requiring impairment provisioning, and we believe that maintaining appropriate levels of inventory helps us meet market demands in a timely manner. We generally purchase supplies based on our estimated demand and manufacturing capacity, and our management system covers each stage of the warehousing process. The storage and distribution of our inventories are closely monitored in order to keep our inventories and logbook consistent. However, as our business expands, our inventory levels may increase and the risk of obsolescence may increase accordingly. Furthermore, any unexpected material fluctuations in the supplies or changes in customers’ preferences may lead to decreased demand and overstocking of supplies and increase the risk of obsolescence.

If our intangible assets are impaired, our results of operations and financial condition may be adversely affected.

We have intangible assets primarily consisting of product development in progress, patents, technological know-how, and computer software, which accounted for a considerable portion of our total assets as of December 31, 2024 and 2023. The value of our intangible assets is based on a number of assumptions made by our management. If any of these assumptions do not materialize, or if the performance of our business is not consistent with such assumptions, we may have to write off a significant portion of our intangible assets and record a significant impairment loss. In addition, our determination on whether intangible assets are impaired requires an estimation of the carrying amount and recoverable amount of an intangible asset. If the carrying amount exceeds its recoverable amount, our intangible assets may be impaired, which could have a material adverse effect on our business, financial condition and results of operations.

We may be subject to credit risk in collecting trade receivables due from our customers.

As of December 31, 2024 and 2023, our trade receivables amounted to $19.6 million and $15.2 million, respectively, which primarily represented the balances due from our distributors. Our liquidity and cash flow are directly affected by our customers’ ability to pay us in a timely manner, but there can be no assurance that our customers will not default on us in the future, despite our efforts to conduct credit assessments. During the years ended December 31, 2024 and 2023, our trade receivables turnover days were 60 days and 50 days, respectively.

If any of our customers’ business, cash flow, conditions or results of operations decrease, such customers may be unable or unwilling to pay trade receivables owed to us promptly or at all. Bankruptcy or deterioration of the credit condition of our major customers could also materially and adversely affect our collection of trade receivables. For details of the risk associated with concentrations of credit risk that we are exposed to, see “—Our five largest customers accounted for a substantial amount of our revenue during the years ended December 31, 2024 and 2023, which subjects us to concentration risks.” in this Risk Factors section. If significant amounts due to us is not settled in a timely manner, we may incur significant write-offs and our liquidity and cash flow may be adversely affected.

We have historically received government grants and have been entitled to preferential tax treatment, but we may not continue to receive government financial incentives in the future.

We have historically received government grants in connection with certain of our research and development and manufacturing activities, and recognized government grants under other income and gains of $0.1 million and $1.0 million for the years ended December 31, 2024 and 2023, respectively. For details of the amounts of our other recognized income, see Note 4 to the Audited Financial Statements of Gyre Therapeutics, Inc. in this

Annual Report. We were also entitled to a preferential corporate income tax rate of 15% for each of the years ended December 31, 2024 and 2023 as a High and New Technology Enterprise. In addition, our product ETUARY, which is approved in the PRC, has been entitled to a preferential VAT treatment at the tax rate of 3%. However, there can be no assurance of the continued availability of such preferential treatment. Our eligibility for government grants and preferential tax rates depends on a variety of factors, including, but not limited to, the assessment of our improvement on existing technologies, relevant government policies and the availability of funding at different granting authorities. In addition, the timing, amount and criteria of government financial incentives are determined within the sole discretion of the PRC government authorities. Government financial incentives are non-recurring in nature, and there can be no guarantee that we will continue to receive government incentives. In addition, some government financial incentives may be subject to the satisfaction of certain conditions, including compliance with the applicable financial incentive agreements and completion of the specific projects therein, which we may not satisfy. Any reduction or elimination of the government financial incentives we currently receive could have an adverse effect on our financial condition.

Risks Related to Our Business Operations and Product Candidates

There is a risk that our marketed product in the PRC, ETUARY, along with any other products that we may commercialize in the future, including nintedanib and avatrombopag, and may receive approval in the future, may not attain sufficient market acceptance among physicians, healthcare facilities, pharmacies, patients, third-party payers, and the broader medical community, which is crucial for their commercial viability.

The commercial success of our existing marketed product, ETUARY, future commercialized products, including nintedanib and avatrombopag, which we expect to commercialize in 2025, and future approved products, if any, depends upon the degree of market acceptance such products can achieve, particularly among physicians, hospitals, pharmacies and other medical institutions, which is contingent upon a number of factors. Such factors affecting the market acceptance of a current or future approved product, if any, may include:

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

Before obtaining regulatory approval for the sale of our product candidates, we must conduct extensive clinical trials to demonstrate their safety and efficacy, but there can be no assurance that such trials will be completed in a timely or cost-effective manner, due to the inherently unpredictable nature of clinical drug development. We have only obtained regulatory approval for one product that we developed, ETUARY for the treatment of IPF in the PRC, and it is possible that none of our existing product candidates in development or any product candidates we may seek to develop in the future will ever obtain regulatory approval. Events that may prevent successful or timely completion of clinical development may include:

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

We expect to invest a substantial amount of our efforts and financial resources into the research and development of F351. F351 is currently in its Phase 3 clinical trial in the PRC and has the potential to be the world’s first approved drug to treat liver fibrosis associated with CHB. F351 was granted a Breakthrough Therapy designation by the NMPA’s CDE in March 2021 and the patient enrollment for our Phase 3 clinical trial was commenced in January 2022. As of October 2023, the 248 patient Phase 3 clinical trial in the PRC was fully enrolled. However, F351’s Breakthrough Therapy designation does not increase the likelihood that F351 will ultimately receive approval from the NMPA or other comparable regulatory authorities. In October 2024, the last patient completed the 52-week pivotal Phase 3 trial, and we expect to report top-line data by the second quarter of 2025.

In addition, we are actively preparing an IND application in the United States that we expect to file by the first half of 2025 for a Phase 2 clinical trial to evaluate F351 for the treatment of advanced liver fibrosis associated with noncirrhotic MASH. Following IND clearance, we plan to initiate a Phase 2, PoC clinical trial in 2025 in the United States, subject to positive trends in the Phase 3 trial of F351 in the PRC, to evaluate the safety, tolerability, PK, and PD of F351 for patients with advanced liver fibrosis associated with noncirrhotic MASH. The FDA has provided pre-IND advice on the design of the planned Phase 2 trial of F351 and provided guidance on the contents of the IND filing. Our clinical trials may be adversely affected by the March 2024 marketing approval for Rezdiffra or the potential regulatory approvals for one or more investigational MASH products.

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

Furthermore, there are inherent difficulties in enrolling MASH patients, which can currently only be definitively diagnosed through a liver biopsy. Specifically, identifying patients most likely to meet MASH enrollment criteria on biopsy is an on-going challenge, with existing clinical indicators lacking both sensitivity and specificity. As a result, MASH trials often suffer from high levels of screen failure following central review of the baseline liver biopsy, which can lead to lower enrollment. As a result of such difficulties and the significant competition for recruiting MASH patients in clinical trials, we or our future collaborators may be unable to enroll the patients we need to complete clinical trials on a timely basis, or at all. In addition, our competitors, some of whom have significantly greater resources than we do, are conducting clinical trials for the same indications and seek to enroll patients in their studies that may otherwise be eligible for our clinical studies or trials. Since the number of qualified clinical investigators is limited, we expect to conduct some of our clinical trials at the same clinical trial sites that some of our competitors use, which could further reduce the number of patients who are available for our clinical trials in these sites. The availability of other approved products and other products in clinical trials have and may limit the number of patients willing to participate in our clinical trials.

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

Our commercialized product, ETUARY, which is approved in the PRC, future commercialized products, including nintedanib and avatrombopag, which we expect to commercialize in 2025 and any other future product, if approved, may be excluded or removed from national, provincial or other government-sponsored medical insurance programs.

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

Moreover, our marketed product ETUARY is subject to the risk of being included in the PRC’s centralized volume-based procurement scheme. For details, see “—In the future, the policies of centralized volume-based procurement set by the PRC government may cover our commercialized product, ETUARY, and any other future products, if approved, and the prices of such product may decrease, which in turn may have a material adverse impact on our revenue, financial condition and results of operation” in this Risk Factors section.

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

According to Frost & Sullivan, the prevalence of IPF in the PRC has increased from 89,002 patients in 2018 to 145,776 patients in 2023, and is expected to increase to 238,000 patients by 2028 and 322,000 patients by 2031. Notwithstanding the short term increase in the prevalence of IPF, with strengthening of the public health system as well as medical and technological advancement in the PRC, the potential risks that cause IPF may be lowered or eliminated in the future which in turn may lead to corresponding decrease in the prevalence of IPF in the PRC. The shrinking prevalence of IPF in the PRC, as a result, may have a negative impact on the market size of ETUARY.

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

In order to successfully market and sell our commercialized product, ETUARY, which is approved in the PRC, future commercialized products, including nintedanib and avatrombopag, which we expect to commercialize in 2025, and any other future products, if approved, our sales and marketing teams are expected to possess a relatively high level of technical knowledge, up-to-date understanding of industry trends, necessary expertise in the relevant therapeutic areas and products, as well as sufficient promotion and communication abilities. However, there can be no assurance that there will be a sufficient amount of competent sales professionals with the relevant rare disease knowledge and/or academic KOLs or doctor networks available for hire. As a result, if we are unable to effectively train our in-house sales representatives or monitor and evaluate their academic marketing performances, our sales and marketing may be less successful than desired.

Moreover, our ability to attract, motivate and retain a sufficient number of qualified sales professionals is especially important because we primarily rely on our in-house sales force to market our product. As competition for experienced marketing, promotion and sales personnel is intense, we may be unable to attract, motivate and retain a sufficient number of marketing, promotion and sales professionals. If we fail to maintain a qualified sales and marketing force, sales volume of our commercialized product, ETUARY, future commercialized products, including nintedanib and avatrombopag, which we expect to commercialize in 2025, and any other future products, if approved, may be adversely affected and we may be unable to expand our coverage of hospitals, pharmacies and other medical institutions or increase our market penetration.

We may fail to maintain or expand an effective distribution network for our commercialized product, ETUARY, which is approved in the PRC, future commercialized products, including nintedanib and avatrombopag, which we expect to commercialize in 2025, and any other future products, if approved, or further expand our distribution channel.

As we primarily rely on our network of distributors to distribute commercialized product, ETUARY, in the PRC, and intend to continue engaging distributors to sell our commercialized product, ETUARY, future commercialized products, including nintedanib and avatrombopag, which we expect to commercialize in 2025, and any other future products, if approved, in the foreseeable future, our ability to maintain and grow our business depends on our ability to maintain and manage a sufficient number of distributors with an extensive sales network, which we could fail to achieve for several reasons. Our distributors may be unable to maintain or expand their sales network, or may encounter difficulties in selling our commercialized product, ETUARY, future commercialized products, including nintedanib and avatrombopag, and any other future products, if approved. Our distributors might elect not to renew their agreements with us or otherwise terminate their business relationships with us for various reasons, such as price controls or other factors that substantially reduce the margins they can obtain through the resale of our commercialized product, ETUARY, future commercialized products, including nintedanib and avatrombopag, and any other future products, if approved. Further, we may fail to find an appropriate group of distributors suitable for our commercialized product, ETUARY, future commercialized products, including nintedanib and avatrombopag, and any other future products, if approved, or the costs of doing so may become prohibitively high. Any disruption to our distribution network, including our failure to maintain relationships, form new relationships or renew our existing distribution agreements, could negatively affect our ability to sell our commercialized product, ETUARY, future commercialized products, including nintedanib and avatrombopag, and any other future products, if approved, and may materially and adversely affect our business, results of operations, financial condition and prospects.

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

Geopolitical events and global economic conditions, such as public health crises, the conflicts between Russia and Ukraine and in the Middle East may impact our third-party supply of the raw materials and components needed for our product, ETUARY, and product candidates, including ETUARY for future indications, F573, F528, and F230 in the PRC, and F351 in the PRC and potentially additional markets beyond the PRC, which increases the risk that we will not have sufficient quantities of such product, generic drugs or product candidates or will not have such quantities at an acceptable cost, which will delay, prevent or impair our commercialization, marketing or development efforts, as applicable.

If supplies of the raw materials for our product, ETUARY, or product candidates, including ETUARY for future indications, F573, F528, and F230 in the PRC, and F351 in the PRC and potentially additional markets beyond the PRC, are significantly delayed, or if the third parties that we engage to supply any materials or to manufacture any products for our preclinical tests and clinical trials should cease to continue to do so for any reason, including due to the effects of global economic conditions, including new or increased tariffs and other barriers to trade, trade and other international disputes, inflation and fluctuating interest rates, slower growth or recession, tighter credit, volatility in financial markets, high unemployment, labor availability constraints, public health crises, significant natural disasters, including as a result of climate change, changes to fiscal and monetary policy or government budget dynamics, particularly in the pharmaceutical and biotech areas, political and military conflict, including the conflicts between Russia and Ukraine and in the Middle East, we likely would experience delays in advancing these tests and trials while we identify and qualify replacement suppliers or manufacturers and we may be unable to obtain replacement supplies on terms that are favorable to us.

For example, trade policies and geopolitical disputes (including as a result of China-Taiwan relations) and other international conflicts can result in tariffs, sanctions and other measures that restrict international trade, and can materially adversely affect our business, particularly if these measures occur in regions where we source our components or raw materials. In addition, tensions between the United States and the PRC have led to a series of tariffs being imposed by the United States on imports from China mainland, as well as other business restrictions. Tariffs increase the costs of the components and raw materials we source. Countries may also adopt other measures, such as controls on imports or exports of goods, technology or data, that could adversely impact the Company’s operations and supply chain.

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

We will be required to demonstrate substantial evidence through well-controlled clinical trials that our product candidates are safe and effective before we can seek marketing approvals for their commercial sale. Demonstrations of efficacy or an acceptable safety profile in our prior preclinical studies does not mean that future clinical trials will yield the same results. For instance, while ETUARY is approved in the PRC for the treatment of IPF, it may not be approved for the treatment of other indications, such as PD or DKD, or in other markets. In addition, we do not know whether F351 will perform in future clinical trials as F351 has performed in preclinical studies and early clinical trials conducted by us in the PRC, and, despite F351’s Phase 1 trial in the United States showing promising evidence of tolerability and PK and our Phase 2 clinical trial in the PRC demonstrating results in the reversal of CHB-associated fibrosis. To date, there are no approved therapies for CHB-associated liver fibrosis. We also do not know whether F573 will perform in its Phase 2 clinical trial for ALF/ACLF as it has performed in its Phase 1 clinical observation of tolerability and PK. Product candidates, including ETUARY, F351 and F573, may fail to demonstrate in later-stage clinical trials sufficient safety and efficacy to the satisfaction of the NMPA, FDA and other comparable foreign regulatory authorities despite having progressed through preclinical studies and earlier stage clinical trials. Regulatory authorities may also limit the scope of later-stage trials until we have demonstrated satisfactory safety or efficacy results in earlier-stage trials. In particular, although ETUARY is approved in the PRC for the treatment of IPF, it may not perform in the Phase 3 clinical trial for the treatment of pneumoconiosis or Phase 1 clinical trial of ETUARY for the DKD Program. In addition, we are actively preparing an IND application that we expect to file in the first half of 2025 for a Phase 2 clinical trial to evaluate F351 for the treatment of advanced liver fibrosis associated with noncirrhotic MASH. Following IND clearance, we plan to initiate a Phase 2, PoC clinical trial in 2025 in the United States, subject to positive trends in the Phase 3 trial of F351 in the PRC, to evaluate the safety, tolerability, PK, and PD of F351 for patients with advanced liver fibrosis associated with noncirrhotic MASH. The FDA has reviewed the planned Phase 2 trial of F351 in the United States and provided comments on the design, trial assessment, and the contents of the IND filing. Although data from liver fibrosis associated with CHB patients in our Phase 2 clinical trial in the PRC demonstrated F351 has the potential to improve liver fibrosis, the efficacy of F351 in prior preclinical studies in a MASH model does not mean that future clinical trials will yield the same results.

In addition to the pre-IND guidance provided, at the time of review of the IND application, the NMPA, FDA or other comparable foreign regulatory authorities may require additional investigations (nonclinical) and analyses (both nonclinical and clinical, including the analysis of the supportive clinical trials conducted in the PRC) before it accepts the IND file to ensure that there is sufficient and adequate information on the risks to human subjects. Such additional requests may delay the timelines for the IND filing and initiation of the planned Phase 2 trial in MASH-associated liver fibrosis. Furthermore, if the NMPA or FDA believes that additional data is necessary to supplement our clinical study data and Phase 2 clinical trial data, then the NMPA or the FDA may require us to conduct additional trials before expanding into a broader Phase 2 clinical trial. There is no guarantee that the NMPA, FDA and other comparable foreign regulatory authorities will consider the data that is expected to be obtained in the planned Phase 2 trial in the United States sufficient to allow us to expand the development of F351 in a larger Phase 2 or confirmatory Phase 3 clinical trial. There is no guarantee that we will be able to complete such trials on the timelines we anticipate or that such trials will produce positive results. Any limitation on our ability to conduct clinical trials could delay or prevent regulatory approval or limit the size of the patient population to which we may market our product candidates, if approved.

Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage MASH clinical trials after achieving positive results in earlier development, and we may face similar setbacks. Many companies that believed their product candidates performed satisfactorily in preclinical studies and early clinical trials have nonetheless failed to obtain marketing approval for the product candidates. Even if we believe that the results of clinical trials for our product candidates warrant marketing approval, the NMPA, FDA or comparable foreign regulatory authorities may disagree and may not grant marketing approval of our product candidates.

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

In general, the anticipated clinical trials of F351 will include patients with advanced liver fibrosis who are at risk of further progression to cirrhosis and deterioration, but are not critically ill. A certain percentage of patients with HBV-induced liver fibrosis treated with F351 have experienced adverse events, including gastrointestinal diseases, ear and labyrinth diseases, systemic diseases, metabolic and nutritional diseases, skin and subcutaneous tissue diseases, heart organ diseases, and hepatobiliary system diseases. However, the risk/benefit of F351 in MASH may differ from that shown in HBV liver fibrosis patients and there is always a risk that the severity and frequency of the adverse events may worsen. See the section entitled “—Business—Our Product Candidate For Liver Fibrosis: F351 (Hydronidone).”

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

Adverse drug reactions and negative results from off-label use of our commercialized product, ETUARY, which is approved in the PRC, future commercialized products, including nintedanib and avatrombopag, which we expect to commercialize in 2025, and any other future products, if approved, could materially harm our business reputation, product brand name, and financial condition and expose us to liability.

Products distributed or sold in the pharmaceutical market may be subject to off-label drug use, and may be prescribed for an indication, dosage or in a dosage form that is not in accordance with regulatory approved usage and labeling. As such, our product, ETUARY, future commercialized products, including nintedanib and avatrombopag, which we expect to commercialize in 2025, and future products, if approved, may be subject to off-label drug use and may be prescribed to a patient population, or in a dosage or dosage form that has not been approved by competent authorities, which may render our product, generic drugs and future products, if approved, less effective or entirely ineffective and cause adverse drug reactions. Any of these occurrences can create negative publicity and significantly harm our business reputation, product brand name, commercial operations and financial condition, including our share price. These occurrences may also expose us to liability and cause, or lead to, a delay in the progress of our clinical trials and may ultimately result in failure to obtain regulatory approval for our product candidates.

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

We plan to use F351 capsules manufactured by Wuxi Biologics, and may continue to use foreign CROs and CMOs in the future. Wuxi Biologics has completed manufacturing one lot of the F351 capsules for our planned Phase 2 clinical trial in the U.S. WuXi Biologics is identified in the U.S. legislation known as the BIOSECURE Act, which was proposed in the 118th Congress, as a “biotechnology company of concern.” The version of the BIOSECURE Act introduced in the U.S. House of Representatives during the 118th Congress would prohibit federal agencies from entering into procurement contracts with, as well as providing grants and loans to, an entity that uses biotechnology equipment or services from a biotechnology company of concern, and includes a grandfathering provision allowing biotechnology equipment and services provided or produced by named “biotechnology companies of concern” under a contract or agreement entered into before the effective date until January 1, 2032. The pathway and timing for the BIOSECURE Act or its provisions to become law are uncertain. Foreign CMOs may be subject to U.S. legislation, including the proposed BIOSECURE Act, sanctions and trade restrictions and requirements by foreign regulators, which could increase the cost or reduce the supply of material available to us, delay the procurement or supply of such material or have an adverse effect on our ability to secure significant commitments from governments to purchase our potential therapies.

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

Since September 2021, as a result of the shortage of coal supply combined with high electricity demand from manufacturers, the PRC has experienced widespread power outages. The PRC government has imposed power curbs, including imposing power restrictions on factories in a number of provinces in the PRC to deal with an imbalance in energy supply and demand. As of December 31, 2024, we have not received any notice from relevant government authorities ordering us to temporarily suspend or limit production, and our Beijing and Cangzhou production centers were not subject to any power restrictions. The PRC government imposed power restrictions did not have a material adverse impact on our business operations or financial performance during the years ended December 31, 2024 and 2023.

We may not be able to meet the increasing demand for our commercialized product, ETUARY, which is approved in the PRC, future commercialized products, including nintedanib and avatrombopag, which we expect to commercialize in 2025, and any other future products, if approved, maintain adequate manufacturing capacity or successfully manage our anticipated growth.

To produce ETUARY, nintedanib, avatrombopag and our increasing number of product candidates, if approved, in the quantities that we believe will be required to meet anticipated market demand, we may need to increase our production capacity over the initial level of production by constructing new manufacturing facilities and production lines. However, our ability to successfully implement our expansion plan for increasing production capacities is subject to a number of risks and uncertainties, including, but not limited to, the risk of construction delays and delays in equipment procurement, and our ability to timely recruit sufficient qualified staff to support the increase in our production capacity. If we are unable to do so, are delayed, face costs that are not economically feasible or cannot find a third-party manufacturer, we may not be able to produce ETUARY and our future approved product candidates, if any, in sufficient quantities to meet future demand. Moreover, our plans to increase our production capacities require significant capital investment and the actual costs of our expansion plan may exceed our original estimates, which could adversely affect the return on our expenditure.

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

In order to manufacture our commercialized product, ETUARY, which is approved in the PRC, future commercialized products, including nintedanib and avatrombopag, which we expect to commercialize in 2025, and any other future products, if approved, we must obtain sufficient quantities of high-quality raw materials and stable supply of energy and power at commercially acceptable prices and in a timely manner, which exposes us to risks associated with fluctuations in prices of raw materials. The prices of such materials may be affected by a number of factors, including market supply and demand, the PRC, the United States or international environmental and regulatory requirements, natural disasters and the global and local economic conditions. In addition, we may be subject to fluctuations in other costs associated with our production processes, such as costs of waste disposal, which are beyond our control. We may have limited capability to increase our revenue in a timely manner, and a significant increase in such costs may increase our cost of sales and negatively affect our profit margins.

Failure to maintain optimal inventory levels could increase our operating costs or lead to unfulfilled customer orders.

We are required to maintain optimal inventory levels in order to satisfy demand coming from our distribution network and successfully meet our customers’ demand. However, we may not be able to maintain proper inventory levels of our commercialized product, ETUARY, which is approved in the PRC, future commercialized products, including nintedanib and avatrombopag, which we expect to commercialize in 2025, generic drugs and any other future products, if approved, as a result of rapid changes in product life cycles, changing clinical demands and uncertainty of product developments and launches, as well as the volatile economic environment in the PRC. There can be no assurance that we can accurately predict these trends and events and avoid over-stocking or under-stocking our commercialized product, ETUARY, future commercialized products, including nintedanib and avatrombopag, generic drugs and any other future products, if approved. Further, demand for our commercialized product, ETUARY, future commercialized products, including nintedanib and avatrombopag, generic drugs and any other future products, if approved, could change significantly between the time when the products are ordered and the time they are ready for delivery.

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

We have in the past formed, and may in the future seek and form, strategic alliances, joint ventures or other collaborations, including entering into licensing arrangements with third parties that we believe will complement or augment our development and commercialization efforts with respect to our existing commercialized products, ETUARY, nintedanib and avatrombopag, which are approved in the PRC, generic drugs and product candidates, including ETUARY, F351, F573, F528, F230, and any future product candidates that we may develop. Our strategic collaboration with partners involves numerous risks. We may not achieve the revenue and cost synergies expected from the transactions, as such synergies are inherently uncertain and subject to significant business, economic and competitive uncertainties and contingencies, many of which are difficult to predict and are beyond our control. In addition, the synergies from our collaboration with our partners may be offset by other costs incurred during the collaboration, including increases in other expenses, operating losses or problems in the business unrelated to our collaboration.

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

During the years ended December 31, 2024 and 2023, we had a small number of suppliers, with whom we believe we have stable relationships. However, the stability of operations and business strategies of our suppliers are beyond our control, and there can be no assurance that we will be able to maintain a stable relationship and high-quality outsourced raw materials or services with our large suppliers.

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

Risks Related to Our Intellectual Property

Should we or our licensors fail to secure, uphold, defend, or extend adequate patent and other intellectual property rights for our products, ETUARY, nintedanib and avatrombopag, which are approved in the PRC, and any product candidates globally, or if the breadth of these intellectual property rights is insufficient, our ability to effectively compete in our markets could be compromised.

We rely upon a combination of patents, trade secret protection and confidentiality agreements to protect the intellectual property related to our products, ETUARY, nintedanib and avatrombopag, which are approved in the PRC, and product candidates. In order to protect the technologies, products and product candidates that we consider commercially important, we have filed and continue to file patent applications in the PRC, United States and other countries. However, applying for patent protection is an expensive and time-consuming process, and we may not be able to successfully file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. We may not be able to prevent competitors from developing and commercializing competitive products in all such fields and territories.

The strength of patents in the biotechnology and pharmaceutical field involves complex legal and scientific questions and can be uncertain. For example, there can be no assurance that we were the first to make the inventions claimed in our patents or pending patent applications because of the delay between publications of discoveries in scientific or patent literature and actual discoveries and patent applications. Under the “first-to-file” system adopted by the PRC, and the United States, even after reasonable investigation, we may be unable to determine with certainty whether our product, product candidates, processes, technologies, improvement and other related matters are or may become unpatentable because a third party filed or may file a patent application earlier than we have or do for inventions thereunder that are the same or substantially similar to our inventions. Additionally, the USPTO and patent offices in other jurisdictions have often required that patent applications directed to pharmaceutical and/or biotechnology-related inventions be limited or narrowed substantially to cover only the specific innovations exemplified in the patent application, thereby limiting the scope of protection against competitive challenges. Accordingly, even if we or our licensors are able to obtain patents, the patents might be substantially narrower than anticipated. Thus, there is no assurance as to the degree and range of protections any of our patents, if issued, may afford us or whether patents will be issues. Third parties may challenge the validity, enforceability or scope of our patents, which may result in those patents being narrowed or invalidated. The patent applications that we own may fail to result in issued patents with claims that cover our product and product candidates in the PRC, United States or in other foreign countries. Furthermore, even if they are unchallenged, our patents and patent applications may not adequately protect our intellectual property, provide exclusivity for our product or product candidates or prevent others from designing around our claims. Certain of our patents also cover processes, for which enforcement can be difficult. Any of these outcomes could impair our ability to prevent competition from third parties that may have an adverse impact on our business.

If the patents or patent applications we hold or have in-licensed for ETUARY, our programs or product candidates are invalidated or fail to issue, if their breadth or strength of protection is threatened, or if they fail to provide meaningful exclusivity for our product or product candidates, it could threaten our ability to commercialize future products. Further, if we encounter delays in regulatory approvals, the period of time during which we could market a product candidate under patent protection could be reduced. In addition, patents have a limited lifespan. In the United States, the natural expiration of a patent is generally 20 years after it is filed. In the PRC, the amendment to the PRC Patent Law (the “Amended PRC Patent Law”) provides for patent term extension and patent linkage. The Amended PRC Patent Law and relevant implementing regulations provide a cause of action to allow a patent holder to initiate a declarative action during the regulatory review process of a drug to determine whether the drug in review falls within the relevant scope of the patent of such patent holder, which may be comparable to the patent linkage system in the United States. The system requires that the NMPA continue to review the potentially infringing follow-on application during any lawsuit by the innovator. However, the NMPA may not approve the follow-on application pending resolution of the patent litigation in favor of the follow-on application or for a specified period of time, whichever is shorter. The Amended PRC Patent Law and relevant implementing regulations also provide patent term extension, similar to the United States, for the patent term lost during the regulatory review process of a new drug upon the patent holder’s request. The extended term shall not exceed five years, and the total patent term of the new drug from the date of its market approval shall not exceed 14 years. However, subject to the decision of relevant authorities, the patents we have in-licensed or own in the PRC may not be eligible to be extended for any patent term lost during the regulatory review process. Various extensions may be available; however the life of a patent, and the protection it affords, is limited. Once the patent life has expired for a product, we may be subject to competition from generic medications.

In addition to the protection afforded by patents, we rely on trade secret protection and confidentiality agreements to protect proprietary know-how that is not patentable or that we elect not to patent and other elements of our product candidate discovery and development processes that involve proprietary know-how, information or technology that is not covered by patents. However, trade secrets can be difficult to protect. We seek to protect our proprietary technology and processes, in part, by entering into confidentiality agreements with our employees, consultants, scientific advisors and contractors. We also seek to preserve the integrity and confidentiality of our data and trade secrets by maintaining the physical security of our premises and physical and electronic security of our information technology systems. Enforcing a claim that a party illegally obtained and is using our trade secrets is challenging and the outcome is unpredictable. In addition, courts outside of the United States may be less willing to protect trade secrets. While we have confidence in these individuals, organizations and systems, agreements or security measures may be breached, and we may not have adequate remedies for any breach. In addition, our trade secrets may otherwise become known or be independently discovered by competitors.

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

Other than certain generic drugs, we have only three successfully approved products: (i) ETUARY, which is approved in the PRC for the treatment of IPF; (ii) nintedanib, which is approved in the PRC for the treatment of IPF; and (iii) avatrombopag maleate tablets for the treatment of thrombocytopenia (“TP”) associated with chronic liver disease (“CLD”) in adult patients undergoing elective diagnostics procedures or therapy. We also received approval to expand the indication for avatrombopag maleate tables to include chronic idiopathic thrombocytopenia ("ITP") in January 2025. However, only ETUARY is currently commercialized. We expect to commercially launch nintedanib and avatrombopag in 2025. ETUARY is currently in its Phase 3 clinical trial for the treatment of pneumoconiosis and Phase 1 clinical trial of ETUARY for the DKD Program. Although ETUARY is approved in the PRC for the treatment of one indication, we may be unable to successfully commercialize ETUARY in the PRC for the treatment of other indications.

In addition, F351 is currently in its Phase 3 clinical trial in the PRC for liver fibrosis associated with CHB. In addition, F351 currently has one active IND application with the FDA in the United States for the treatment of liver fibrosis associated with a broad spectrum of chronic liver diseases. In the future, it is expected that an additional IND will be filed for F351 specifically for liver fibrosis associated with MASH, and we may file additional IND applications for future indications or future product candidates. If any such future IND is not timely cleared by the FDA, our clinical development timeline may be negatively impacted and any future clinical programs may be delayed or terminated. As a result, we may be unable to obtain regulatory approvals or successfully commercialize our product candidates.

We also have an early clinical-stage product pipeline that includes F573 for ALF/ACLF treatment. F573 has entered into Phase 2 clinical trials in the PRC. We completed our Phase 1 clinical observations of tolerability and PK in July 2022 and initiated our Phase 2 clinical study of F573 in March 2023. We have also established a tiered preclinical product pipeline. For instance, we are researching and developing F528 for the treatment of COPD. In addition, our product candidate F230 is currently in its preclinical phase and has demonstrated the potential to significantly alleviate PAH in animal studies. In March 2024, we submitted an IND application for F230 in the PRC, and in May 2024, the NMPA approved such IND.

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

We are developing F351 for the treatment of liver fibrosis associated with MASH. The requirements for approval of F351 by the NMPA, FDA and comparable foreign regulatory authorities are unknown, may be difficult to predict, and may change over time, which makes it difficult to predict the timing and costs of clinical development and the likelihood of marketing approval.

We are developing F351 for the treatment of liver fibrosis associated with MASH. Although there are guidelines issued by the FDA for the development of drugs for the treatment of MASH, the development of a novel product candidate such as F351 may be more expensive and take longer in the United States than for other, better known or extensively studied product candidates. As other companies are in later stages of clinical trials for their potential MASH therapies, we expect that the path for regulatory approval for MASH therapies may continue to evolve in the near term as these other companies refine their regulatory approval strategies and interact with regulatory authorities. Such evolution may impact our future clinical trial designs, including trial size and endpoints, in ways that we cannot predict today. In particular, regulatory authority expectations about liver biopsy data may evolve especially as more information is published about the inherent variability in liver biopsy data.

Certain of our competitors have experienced regulatory setbacks for MASH therapies following communications from the FDA. We currently do not know the impact, if any, that these setbacks could have on the path for regulatory approval for MASH therapies generally or for F351.

Our anticipated development costs would likely increase if development of F351 or any future product candidate is delayed because we are required by the NMPA, FDA or other comparable regulatory authorities to perform studies or trials in addition to, or different from, those that we currently anticipate, or make changes to ongoing or future clinical trial designs. In addition, if we are unable to leverage our safety database for MASH indications, we may be required to perform additional trials, which would result in increased costs and may affect the timing or outcome of our clinical trials. In addition, F351 may not be developed as a monotherapy, but as a part of a combination therapy, which will add to the complexity of clinical development and may cause further delays in F351’s development and affect our costs and divert management’s resources.

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

Our operations are subject to the FCPA and similar anti-bribery or anti-corruption laws, regulations or rules of the PRC and other countries in which we operate. The FCPA and these other laws generally prohibit us, our officers and our employees and intermediaries from, directly or indirectly, offering, authorizing or making improper payments to non-U.S. government officials for the purpose of obtaining or retaining business or other advantage. We may engage third parties for clinical trials outside of the PRC and United States, to sell our commercialized product, ETUARY, future commercialized products, including nintedanib and avatrombopag, which we expect to commercialize in 2025, and any other future products, if approved, abroad and/or to obtain necessary permits, licenses, patent registrations and other regulatory approvals. We have direct or indirect interactions with officials and employees of government agencies or government-affiliated hospitals, universities and other organizations. As our business expands, the applicability of the FCPA and other anti-bribery laws to our operations will increase. If our procedures and controls to monitor anti-bribery compliance fail to protect us from reckless or criminal acts committed by our employees or agents or if we, or our employees, agents, contractors or other collaborators, fail to comply with applicable anti-bribery laws, our reputation could be harmed and we could incur criminal or civil penalties, be required to disgorge profits, and incur other sanctions and/or significant expenses, which could have a material adverse effect on our business, including our financial condition, results of operations, cash flows and prospects.

In addition, our commercialized product, ETUARY, future commercialized products, including nintedanib and avatrombopag, which we expect to commercialize in 2025, and any other future products, if approved, may be subject to U.S. and foreign export controls, trade sanctions and import laws and regulations. Governmental regulation of the import or export of our product, ETUARY, and future products, if approved, or our failure to obtain any required import or export authorization for such products, when applicable, could harm our international or domestic sales and adversely affect our revenue. Compliance with applicable regulatory requirements regarding the export of our product, ETUARY, and future products, if approved, may create delays in the introduction of such products in international markets or, in some cases, prevent the export of such products to some countries altogether. Furthermore, U.S. export control laws and economic sanctions prohibit the shipment of certain products and services to countries, governments and persons targeted by U.S. sanctions. If we fail to comply with export and import regulations and such economic sanctions, penalties could be imposed, including fines and/or denial of certain export privileges. Moreover, any new export or import restrictions, new legislation or shifting approaches in the enforcement or scope of existing regulations, or in the countries, persons or products targeted by such regulations, could result in decreased use of our product, ETUARY, and future products, if approved, or in our decreased ability to export such products to, existing or potential customers with international operations. Any decreased use of our product, ETUARY, and future products, if approved, or limitation on our ability to export or sell such products would likely adversely affect our business.

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

United States

The price of pharmaceuticals has been a topic of considerable public discussion that could lead to price controls or other price-limiting strategies by payors that have the effect of lowering payment and reimbursement rates for drugs or otherwise making the commercialization of pharmaceuticals less profitable. Many federal and state legislatures have considered, and adopted, healthcare policies intended to curb rising healthcare costs, such as the Inflation Reduction Act of 2022. These cost-containment measures may include, among other measures: requirements for pharmaceutical companies to negotiate prescription drug prices with government healthcare programs; controls on government-funded reimbursement for drugs; new or increased requirements to pay prescription drug rebates to government healthcare programs, including if drug prices increase at a higher rate than inflation; controls on healthcare providers; challenges to or limits on the pricing of drugs, including pricing controls or limits or prohibitions on reimbursement for specific products through other means; requirements to try less expensive products or generics before a more expensive branded product; and public funding for cost effectiveness research, which may be used by government and private third-party payors to make coverage and payment decisions. Political, economic and regulatory developments may further complicate developments in healthcare systems and pharmaceutical drug pricing. These developments could, for example, impact our potential licensing agreements as commercial and collaborative partners may also consider the impact of these pressures on their licensing strategies.

Any new laws or regulations that have the effect of imposing additional costs or regulatory burden on pharmaceutical manufacturers, or otherwise negatively affect the industry, could adversely affect our ability to successfully commercialize our product candidates. The implementation of any price controls, caps on prescription drugs or price transparency requirements could adversely affect our business, operating results and financial condition.

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

The PRC government or other government authorities in countries where we plan to sell our commercialized product, ETUARY, future commercialized products, including nintedanib and avatrombopag, which we expect to commercialize in 2025, and any other future products, if approved in the PRC, could adopt new or different regulations with respect to sales of pharmaceutical products to address bribery, corruption or other concerns. New or different regulations could result in increased costs incurred by us, our employees or distributors in selling our product, ETUARY, and future products, if approved, or impose restrictions on sales and marketing activities, which could, in turn, increase our costs.

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

The collection and use of personal health data and other personal data in the EU is governed by the provisions of the GDPR, which came into force in May 2018, related data protection laws in individual EU Member States as well as implementations of the GDPR in the European Economic Area. The GDPR establishes a number of strict requirements and restrictions applicable to the processing (processing includes collecting, analyzing and transferring) of personal data (i.e., data which identifies an individual or from which an individual is identifiable) in particular with respect to health data from clinical trials and adverse event reporting. The GDPR includes requirements relating to the legal basis of the processing (such as consent of the individuals to whom the personal data relates), the information provided to the individuals prior to processing their personal data, the personal data breaches which may have to be notified to the national data protection authorities and data subjects, the measures to be taken when engaging processors, and the security and confidentiality of the personal data. EU Member States may also impose additional requirements in relation to health, genetic and biometric data through their national legislation. Furthermore, it affords various rights to individuals (e.g., the right to access or erasure of personal data), and imposes potential penalties for breaches of up to 4% of the annual worldwide turnover or €20 million, whichever is greater. In case of a breach of the GDPR, individuals (e.g., study subjects) may also have a right to compensation for financial or non-financial losses (e.g., distress).

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

Our product, ETUARY, which is approved in the PRC, future commercialized products, including nintedanib and avatrombopag, which we expect to commercialize in 2025, and any product candidates that are approved in the future remain subject to ongoing regulatory requirements for manufacturing, labeling, packaging, storage, distribution, advertising, promotion, sampling, record-keeping, conduct of post-marketing studies, and submission of safety, efficacy, and other post-market information, including requirements in the PRC, federal and state requirements in the United States and requirements of comparable foreign regulatory authorities, as described in “Business—Government Regulation” of this Annual Report.

In addition, regulatory approvals may contain significant limitations related to use restrictions for specified age groups, warnings, precautions or contraindications, and may include burdensome post-approval study or risk management requirements. For example, the FDA may require a REMS in order to approve our product candidates, which could entail requirements for a medication guide, physician training and communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. In addition, our commercialized product, ETUARY, which is approved in the PRC, future commercialized products, including nintedanib and avatrombopag, which we expect to commercialize in 2025, and our product candidates, if approved, and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale, distribution, import and export will be subject to comprehensive regulation by the NMPA, FDA and other regulatory agencies in the PRC, United States and by comparable foreign regulatory authorities, respectively. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as on-going compliance with cGMPs and GCPs for any clinical trials that we conduct following approval. Manufacturers of drug products and their facilities are also subject to continual review and periodic, unannounced inspections by the NMPA, FDA and other regulatory authorities for compliance with cGMPs. In addition, following an approval for commercial sale of any product candidates, certain changes to the product, such as changes in manufacturing processes and additional labeling claims, may be subject to additional review and approval by the NMPA, the FDA, and/or comparable regulatory authorities.

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

Risks Related to Our Business Operations in the PRC

The PRC government may intervene in, influence or exert control over Gyre Pharmaceuticals’ operations, which could result in an adverse change in our operations.

The PRC government has some oversight and discretion over the conduct of our business in the PRC and may intervene in, influence or exert control over our operations. The PRC government has recently published new policies that significantly affected certain industries, and we cannot rule out the possibility that it will in the future do the same regarding our industry, including policies that could require us to seek permission from the PRC authorities to continue to operate our business in the PRC.

The central or local governments may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations. For instance, regulations introduced by the NMPA concerning drug inspection, investigation, evidence collection and disposal are relatively new, and because of the limited volume of published judicial and administrative decisions, which are non-binding in nature, the interpretation and enforcement of these laws and regulations are uncertain. In addition, the implementation of laws and regulations may be in part based on government policies and internal rules that are subject to the interpretation and discretion of different government agencies (some of which are not published on a timely basis or at all) that may have a retroactive effect. As a result, we may not be aware of our violation of these policies and rules until sometime after the violation. The imposition of new regulations or interpretations of existing regulations can occur quickly with little advance notice. We may incur penalties for any failure to comply with PRC laws and regulations. In addition, any litigation in the PRC, regardless of outcome, may be protracted and result in substantial costs and diversion of resources and management attention. Since PRC administrative and court authorities have discretion in interpreting and implementing statutory and contractual terms, it may be difficult to evaluate the outcome of administrative and court proceedings and the level of legal protection we enjoy. If we were to become subject to the direct intervention or influence of the PRC government due to changes in laws or other unforeseeable reasons, it may require a material and potentially adverse change in our operations in the PRC.

Furthermore, the PRC government has indicated an intent to increase oversight and control over offerings of companies with significant operations in the PRC that are to be conducted in foreign markets. For example, in July 2021, the relevant PRC government authorities made public the Opinions on Strictly Scrutinizing Illegal Securities Activities in Accordance with the Law. These opinions emphasized the need to strengthen the administration over illegal securities activities and the supervision of overseas listings by China-based companies and proposed to take effective measures, such as promoting the construction of relevant regulatory systems to deal with the risks and incidents faced by China-based overseas-listed companies. In February 2023, the China Securities Regulatory Commission (the “CSRC”) released the Trial Administrative Measures of Overseas Securities Offering and Listing by Domestic Enterprises (the “Trial Measures”), which came into effect on March 31, 2023. The Trial Measures comprehensively improve and reform the existing regulatory regime for overseas offering and listing of PRC domestic companies’ securities and regulate both direct and indirect overseas offering and listing of PRC domestic companies’ securities by adopting a filing-based regulatory regime.

In February 2023, the CSRC and other PRC governmental authorities jointly issued the Provisions on Strengthening the Confidentiality and Archives Administration of Overseas Securities Offering and Listing by Domestic Companies (the “Confidentiality Provisions”), which came into effect on March 31, 2023. According to the Confidentiality Provisions, PRC domestic companies that directly or indirectly conduct overseas offerings and listings shall strictly abide by the laws and regulations on confidentiality when providing or publicly disclosing, whether directly or through their overseas listed entities, materials to securities services providers. In the event such materials contain state secrets or working secrets of government agencies, PRC domestic companies shall first obtain approval from authorities, and file with the secrecy administrative department at the same level with the approving authority; in the event that such materials, if divulged, will jeopardize national security or public interest, PRC domestic companies shall comply with procedures stipulated by national regulations. Given the recent nature of the introduction of the Trial Measures and the Confidentiality Provisions, there remains uncertainty as to the interpretation and implementation of regulatory requirements related to overseas securities offerings and other capital markets activities.

If (i) we mistakenly conclude that certain regulatory filings, permissions and approvals are not required, (ii) applicable laws, regulations, or interpretations change, or (iii) we are required to obtain such filings, permissions or approvals in the future, we may be unable to obtain them in a timely manner, or at all, and such filings, permissions or approvals may be denied or rescinded even if obtained. We may face adverse actions or sanctions by the CSRC or other PRC regulatory agencies if we are unable to comply with such requirements, which may result in fines and penalties, restrictions on our operations, having to delist from a stock exchange outside of China, the halting of securities offerings to foreign investors and other actions that could materially and adversely affect our operations and the interest of our investors.

In addition, the risks that the PRC government may intervene or influence our operations in the PRC could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or be worthless.

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

Adverse changes in political, economic and other policies of the PRC government could have a material adverse effect on the overall economic growth of the PRC, which could reduce the demand for our commercialized product, ETUARY, future commercialized products, including nintedanib and avatrombopag, which we expect to commercialize in 2025, and any other future products, if approved, or otherwise materially and adversely affect our business, operations or competitive position.

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

In addition, pursuant to the Service Guide, the sampling, collection or research activities of human genetic resources through clinical trials is required to be filed online with the China Human Genetic Resources Management Office. Furthermore, the Administrative Regulations on Human Genetic Resources of the PRC stipulates that collecting human genetic resources of the PRC’s important genetic families and specific regions, or collecting those human genetic resources in such categories and quantities as prescribed by the administrative department for science and technology under the State Council, preserving the PRC’s human genetic resources and providing the basic platform for scientific research, utilization of the PRC’s human genetic resources for international cooperation in scientific research, as well as transporting the PRC’s materials of human genetic resources abroad shall be subject to the approval of the administrative department for science and technology under the State Council.

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

During the years ended December 31, 2024 and 2023, we directly and indirectly relied on certain overseas suppliers to obtain raw materials, and we have directly and indirectly relied on collaboration with entities in foreign countries and regions in connection with our business operations. We may also pursue partnerships with entities in foreign countries and regions in the future. our business is therefore subject to changing international economic, regulatory, social and political conditions, and local conditions in foreign countries and regions. As a result, the PRC’s political relationships with those foreign countries and regions may affect development and commercialization of our product, ETUARY, and product candidates.

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

Gyre Pharmaceuticals’ ability to obtain currency exchange is subject to significant foreign exchange controls and, in the case of transactions under the capital account, requires the approval of and/or registration with PRC government authorities, including the State Administration of Foreign Exchange, or SAFE. In particular, if Gyre Pharmaceuticals finances by means of foreign debt from BJContinent Pharmaceuticals Limited or other foreign lenders, the amount is not allowed to, among other things, exceed the statutory limits and such loans must be registered with the local branch of SAFE. If Gyre Pharmaceuticals finances by means of additional capital contributions, these capital contributions are subject to registration with the State Administration for Market Regulation or its local branch, reporting of foreign investment information with the MOFCOM, or its local branch or registration with other governmental authorities in the PRC.

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

The enacted “Holding Foreign Companies Accountable Act” and the “Accelerating Holding Foreign Companies Accountable Act” call for additional and more stringent criteria to be applied to emerging market companies upon assessing the qualification of their auditors, especially the non-U.S. auditors who are not inspected by the Public Company Accounting Oversight Board. These developments could add uncertainties to the market for our common stock.

The Holding Foreign Companies Accountable Act(the “HFCAA”) requires certain issuers of securities to establish that they are not owned or controlled by a foreign government. Specifically, an issuer must make this certification if the Public Company Accounting Oversight Board (the “PCAOB”) is unable to audit specified reports because the issuer has retained a foreign public accounting firm not subject to inspection by the PCAOB. Furthermore, if the PCAOB is unable to inspect the issuer’s public accounting firm for three consecutive years, the issuer’s securities are banned from trading on a national exchange or through other methods. In December 2022, the Accelerating Holding Foreign Companies Accountable Act amended the HFCAA by decreasing the number of non-inspection years from three to two, thus reducing the time period before our common stock may be prohibited from trading or delisted if the PCAOB were to determine that it could not inspect our auditor.

In March 2021, the SEC adopted interim final amendments to implement congressionally mandated submission and disclosure requirements of the HFCAA. The interim final amendments will apply to registrants that the SEC identifies as having filed an annual report on Forms 10-K, 20-F, 40-F or N-CSR with an audit report issued by a registered public accounting firm that is located in a foreign jurisdiction and that the PCAOB has determined it is unable to inspect or investigate completely because of a position taken by an authority in that jurisdiction. In December 2021, the SEC adopted amendments finalizing such rules to require that any such identified registrant is required to submit documentation to the SEC establishing that it is not owned or controlled by a governmental entity in that foreign jurisdiction, and is also required to disclose in the registrant’s annual report the audit arrangements of, and governmental influence on, such a registrant.

In December 2021, the PCAOB issued a Determination Report which found that the PCAOB was then unable to inspect or investigate completely registered public accounting firms headquartered in: (1) mainland China of the PRC, because of a position taken by one or more authorities in mainland China; and (2) Hong Kong, a Special Administrative Region and dependency of the PRC, because of a position taken by one or more authorities in Hong Kong. The PCAOB has made such designations as mandated under the HFCAA. Pursuant to each annual determination by the PCAOB, the SEC will, on an annual basis, identify issuers that have used non-inspected audit firms and thus are at risk of such suspensions in the future.

In August 2022, the CSRC, the Ministry of Finance of the PRC, and the PCAOB signed a Statement of Protocol (the “Protocol”), governing inspections and investigations of audit firms based in the PRC and Hong Kong. Pursuant to the Protocol, the PCAOB shall have independent discretion to select any issuer audits for inspection or investigation and has the unfettered ability to transfer information to the SEC. In December 2022, the PCAOB determined that the PCAOB was able to secure complete access to inspect and investigate registered public accounting firms headquartered in mainland China and Hong Kong and voted to vacate its previous determinations to the contrary. However, should PRC authorities obstruct or otherwise fail to facilitate the PCAOB’s access in the future, the PCAOB will consider the need to issue a new determination. Notwithstanding the foregoing, if the PCAOB is not able to inspect and investigate completely our auditor’s work papers in China, you may be deprived of the benefits of such inspection which could result in limitation or restriction to our access to the U.S. capital markets and trading of our securities may be prohibited under the HFCAA.

Our auditor, Grant Thornton Zhitong Certified Public Accountants LLP, an independent public accounting firm registered with the PCAOB, and an auditor of publicly traded companies in the U.S., is subject to laws in the U.S. pursuant to which the PCAOB conducts regular inspections to assess its compliance with the applicable professional standards. Our auditor is headquartered in mainland China and was inspected by the PCAOB for the first time in July 2024 and was identified as a firm subject to the determinations announced by the PCAOB in December 2021. Should the PCAOB be unable to fully conduct inspection of our auditor’s work papers in mainland China, it will make it difficult to evaluate the effectiveness of our auditor’s audit procedures or equity control procedures. Investors may consequently lose confidence in our reported financial information and procedures or quality of the financial statements, which would adversely affect us and our securities. Moreover, if trading in our securities is prohibited under the HFCAA in the future because the PCAOB determines that it cannot inspect or fully investigate our auditor at such future time, if our securities were then traded on an exchange, that exchange may determine to delist our securities.

Risks Related to Commercialization of Our Product and Product Candidates

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

In addition, the regulatory authorities in the PRC, United States and the EU have not approved any products for the treatment of MASH, and while there are guidelines issued by the NMPA and FDA for the development of drugs for the treatment of MASH and an NMPA and FDA surrogate endpoint table for drug approval, respectively, it is unclear whether the requirements for approval will change in the future or whether the NMPA or FDA will rely on regulatory precedent for future regulatory approvals. Any such changes may require us to conduct new trials that could delay our timeframe and increase the costs of our programs related to F351 or any future product candidate for the treatment of MASH. In addition, we cannot be certain which efficacy endpoints or presentation thereof clinical or regulatory agencies may require in a Phase 3 clinical trial of MASH or for approval of our product candidates.

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

Although there is one approved therapeutic drug treatment for liver fibrosis in the United States, several companies are developing product candidates in clinical studies. For details, see “—Business—Competition” in this Annual Report.

We face competition with respect to our current product, generic drugs and product candidates and will face competition with respect to any future product candidates from segments of the pharmaceutical, biotechnology and other related industries that pursue targeted therapies for patients with organ fibrosis, such as IPF, MASH, PD, DKD, ALF/ACLF or COPD. If ETUARY, F351, F573, F528, F230, or our future product candidates do not offer sustainable advantages over competing products, we may not be able to successfully compete against current and future competitors.

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

Our commercialized product, ETUARY, which is approved in the PRC, and any other future product, if approved, including nintedanib and avatrombopag, which we expect to commercialize in 2025, may become subject to unfavorable pricing regulations, third-party reimbursement practices or healthcare reform initiatives that would harm our business.

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

Moreover, our marketed ETUARY is subject to the risk of being included in the PRC’s centralized volume-based procurement scheme. For details, see “—In the future, the policies of centralized volume-based procurement set by the PRC government may cover our commercialized product, ETUARY, future commercialized products, including nintedanib and avatrombopag, which we expect to commercialize in 2025, and any other future products, if approved, and the prices of such product may decrease, which in turn may have a material adverse impact on our revenue, financial condition and results of operation” in this Risk Factors section.

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

Risks Related to Our Common Stock

The market price of our common stock has been, and may continue to be, volatile.

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

Our current trading volumes are modest, and sales of a substantial number of shares of our common stock in the public market, or the perception that these sales could occur, could cause the market price to decline. Any additional sales in the public market of our common stock or other securities under these shelf registration statements could adversely affect prevailing market prices for our common stock. In addition, we have outstanding options to purchase 18,077,869 shares of common stock at a weighted average exercise price of $1.75 as of December 31, 2024. If such options are exercised and the shares are sold into the open market, such sales also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. Conversion or exercise of these securities into shares of our common stock will cause dilution to the other holders of our common stock, and all such stock may be sold in the public market after conversion or exercise, subject to restrictions under the securities laws, which may lead to a decline in the market price of our common stock.

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

Our certificate of incorporation and bylaws provide that, unless the company consents in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware (or, if the Court of Chancery does not have jurisdiction, the federal district court for the District of Delaware or other state courts of the State of Delaware) is the sole and exclusive forum for the following types of proceedings: (1) any derivative action or proceeding brought on our behalf, (2) any action asserting a claim of breach of a fiduciary duty owed by any of our current or former directors, officers, employees or stockholders to the company or our stockholders, (3) any action asserting a claim arising pursuant to any provision of the DGCL or as to which the DGCL confers jurisdiction on the Court of Chancery of the State of Delaware or (4) any action asserting a claim arising pursuant to any provision of our restated certificate of incorporation or our bylaws (in each case, as they may be amended from time to time) or that is governed by the internal affairs doctrine. This choice of forum provision will not apply to suits brought to enforce a duty or liability created by the Securities Act, the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction.

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

As of December 31, 2024, after consideration of certain limitations (see below), we had approximately $193.4 million federal and $13.9 million state net operating loss carryforwards. Under Section 382 and Section 383 of the Code and corresponding provisions of state law, if a corporation undergoes an “ownership change,” its ability to use its pre-change NOLs and other pre-change tax attributes (such as research tax credits) to offset its post-change income may be limited. A Section 382 “ownership change” is generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a three-year period. Such limitations may result in expiration of a portion of the NOL carryforwards before utilization. We have experienced several ownership changes. Approximately $156.5 million and $75.2 million of the NOLs will expire unutilized for federal and California state income tax purposes, respectively. The Contributions resulted in an additional ownership change and we may experience additional ownership changes in the future due to subsequent shifts in our stock ownership (some of which are outside of our control).

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

As of December 31, 2024, our executive officers, directors and principal stockholders, in the aggregate, beneficially owned a majority of our outstanding common stock. As a result, if these stockholders were to choose to act together, they would be able to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control or significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of us on terms that other stockholders may desire.

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

Our information systems may fail and are subject to risks of breakdown, breach, interruption or damage from computer viruses, ransomware and other cyber-attacks, computer hackers, malicious code, employee error or malfeasance, theft or misuse, denial-of-service attacks, sophisticated nation-state and nation-state-supported actors, unauthorized access, natural disasters, terrorism, war, telecommunication and electrical failures or other compromise. Any system damage or failure that interrupts data input, retrieval or transmission or increases service time could disrupt our normal operations, including the loss of clinical trial data from completed or future clinical trials. Loss of clinical trial data could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. There can be no assurance that we will be able to effectively handle a failure of our information systems, or that we will be able to restore our operational capacity in a timely manner or at all to avoid disruption to our business. Further, cybersecurity breaches or other cybersecurity incidents may allow hackers access to our preclinical compounds, strategies, discoveries, trade secrets, and/or other confidential information. Additionally, sensitive data could be leaked, disclosed, or revealed as a result of or in connection with our employees’, personnel’s, vendors’ or partners’ use of generative AI technologies. To the extent that any disruption or cybersecurity incident were to result in a loss of, or damage to, our data or applications, or inappropriate use, disclosure of or access to confidential or proprietary information, we could incur liability, including under laws and regulations governing the protection of protected health information and other personal data, our competitive position could be harmed and the further development and commercialization of our product, ETUARY, and product candidates could be hindered or delayed. The risk of a cybersecurity incident or other informational technology disruption, particularly through cyber-attacks, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased.

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

Pursuant to Section 404(a) of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), our management is required to report upon the effectiveness of our internal control over financial reporting. Beginning with our annual report for our fiscal year ending December 31, 2024, we have become an “accelerated filer.” By becoming an “accelerated filer,” Section 404(b) of the Sarbanes-Oxley Act will require our independent auditors to express an opinion on our internal control over financial reporting. Ensuring that we have adequate internal controls in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that will need to be evaluated frequently. If we are unable to maintain effective internal control over financial reporting, we may not have adequate, accurate or timely financial information, our independent registered public accounting firm may issue a report that is adverse, and we may be unable to meet our reporting obligations as a public company or comply with the requirements of the SEC or the Sarbanes-Oxley Act. This could result in a restatement of our financial statements, the imposition of sanctions, including the inability of registered broker dealers to make a market in our common stock, or investigation by regulatory authorities. Any such action or other negative results caused by our inability to meet our reporting requirements or comply with legal and regulatory requirements or by disclosure of an accounting, reporting or control issue could adversely affect the trading price of our securities and our business. To achieve compliance with Section 404 within the prescribed period, we are engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. This process will be time-consuming, costly and complicated.

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

Item 1B. UNRESOLVED STAFF COMMENTS.

None.

Item 1C. CYBERSECURITY.

We strive to safeguard our important data, hardware, and internal network from digital attacks, theft and damage. In the ordinary course of our business, we collect, use, store, and digitally transmit confidential, sensitive, proprietary, and personal information. The secure maintenance of this information and our information technology systems is important to our operations and business strategy. To this end, we have implemented processes designed to assess, identify, and manage risks from potential unauthorized occurrences on or through our information technology systems that may result in adverse effects on the confidentiality, integrity, and availability of these systems and the data residing therein. At Gyre Therapeutics, these processes are managed and monitored by a third-party information technology (“IT”) consulting company (the “Managed Service Provider”) and are overseen by our Chief Financial Officer. At Gyre Pharmaceuticals, these processes are managed and monitored by a dedicated Information Security team, which is led by the General Manager. Gyre Therapeutics’ and Gyre Pharmaceuticals’ processes include mechanisms, controls, technologies, systems, and other processes designed to prevent or mitigate data loss, theft, misuse, or other security incidents or vulnerabilities affecting the data. In the process of advancing the systematic development of information security, we seek to maintain a robust approach that encompasses policy formulation, organizational structuring, technological application enhancement, process optimization, and personnel training. For example, Gyre Therapeutics and Gyre Pharmaceuticals maintain software and hardware inventories, perform security monitoring and alerting, and complete ongoing risk assessments. Gyre Therapeutics and Gyre Pharmaceuticals also conduct regular employee trainings on cyber and information security, among other topics. In addition, both companies consult with outside advisors and experts on a regular basis to assist with assessing, identifying, and managing cybersecurity risks, including to anticipate future threats and trends, and their impact on the Company’s risk environment.

Our Chief Financial Officer, who reports directly to our Chief Executive Officer, is responsible for assessing and managing Gyre Therapeutics’ cybersecurity risks with support from the Managed Service Provider, which employs IT consultants with over 20 years of experience managing information technology and cybersecurity matters and are certified as Microsoft Certified Systems Engineers. Our Gyre Pharmaceuticals information security team, who reports to the Secretary of the General Manager at Gyre Pharmaceuticals, comprises of three employees with an average of 20 years of experience managing information technology and cyber security matters. The Secretary of the General Manager reports to the General Manager at Gyre Pharmaceuticals, and the General Manager reports to the Board of Directors and is responsible for assessing and managing Gyre Pharmaceuticals’ cybersecurity risks. We consider cybersecurity, along with other significant risks that we face, within our overall enterprise risk management framework. Since the beginning of the last fiscal year, we have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected us, but we face certain ongoing cybersecurity risks that, if realized, are reasonably likely to materially affect us. Additional information on cybersecurity risks we face is discussed in Part I, Item 1A, “Risk Factors,” under the heading “Breach, failure or disruption in or to our information system could compromise sensitive information related to our business and expose us to liability or reputational harm, and our ability to effectively manage our business operations could be adversely affected.”

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

Gyre Pharmaceuticals’ Properties

Owned Properties

Gyre Pharmaceuticals has land use right certificates for two parcels of land in Shunyi District, Beijing, PRC and Cangzhou, Hebei province, PRC with an aggregate site area of 66,559 square meters and building ownership certificates for eight properties with an aggregate gross floor area of 22,169 square meters. Gyre Pharmaceuticals’ two production centers are in Beijing, PRC and Cangzhou, PRC.

Leased Properties

Gyre Pharmaceuticals leases 22 properties in the PRC. Among Gyre Pharmaceuticals’ 22 leased properties, 10 are used as offices, and 12 are used as employee dormitories.

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

Holders of Common Stock

As of March 7, 2025, there were approximately 44 stockholders of record of our common stock. Since many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividend Policy

On January 12, 2023, we paid a cash dividend of approximately $7.6 million (or $0.24 per share) to our common stockholders of record as of the close of business on January 5, 2023. In June 2023, we distributed $3.5 million, which reflected, in connection with the Vertex Transaction, the hold-back amount received from Vertex less expenses and a reserve for potential tax liabilities, to the holders of Catalyst Common Stock as of January 5, 2023 (the “CVR Holders”). On August 26, 2024, we distributed approximately $12.6 million (or $0.40 per contingent value right) to the CVR Holders. We currently intend to retain all future earnings, if any, for use in our business and do not anticipate paying any cash dividends on our common stock in the foreseeable future. Any future determination to declare cash dividends will be made at the discretion of our board of directors, subject to applicable laws, and will depend on our financial condition, results of operations, capital requirements, general business conditions and other factors our board of directors may deem relevant.

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

Overview

We are a commercial-stage biotechnology company with a proven track record of financial success developing and commercializing small-molecule anti-inflammatory and anti-fibrotic drugs targeting organ diseases, focusing specifically on organ fibrosis. Fibrotic diseases represent a large patient population with significant unmet medical needs and involves a complex, multi-stage process with multiple pathways. While there are numerous potential targets for anti-fibrotic therapy, both established and emerging, addressing a single molecular pathway may not be sufficient to prevent, halt, or reverse fibrosis.

Our strategy is to build on our success in the development and commercialization of ETUARY® (pirfenidone) to expand into new indications and advance our pipeline of innovative drug candidates. Pirfenidone, the first anti-fibrotic drug approved for IPF in Japan, the EU, the United States, and the PRC, is a small molecule drug that inhibits the synthesis of TGF-ß1, Tumor Necrosis Factor-α, and other fibrosis and inflammation modulators. We have obtained approval for ETUARY (pirfenidone) in the PRC for IPF.

Gyre Pharmaceuticals successfully advanced pirfenidone from research and development to commercialization in the PRC for the treatment of IPF. In addition to IPF, pirfenidone is undergoing one additional Phase 3 trial in the PRC for the treatment of pneumoconiosis (“PD”) to broaden its indications and market. In May 2024, Gyre Pharmaceuticals executed a comprehensive agreement with Jiangsu Wangao Pharmaceuticals Co., Ltd. to acquire the commercial rights to nintedanib, a small-molecule drug for the treatment of IPF. With this acquisition, we acquired the other product approved for the treatment of IPF, which is currently approved globally for the treatment of IPF. Nintedanib is expected to provide patients with more choices and benefits, and further enhance Gyre Pharmaceuticals’ leading position in the pulmonary fibrosis market. Gyre Pharmaceutical is planning to initiate commercialization of the nintedanib product in the PRC in 2025, which is to help offset declines in ETUARY sales as a result of the fluctuations in the Chinese economy significantly affecting demand for anti-fibrosis drugs and decreasing healthcare spending generally. We believe that this launch can drive meaningful revenue growth, expand our market penetration, and enhance brand recognition within the respiratory disease space. Additionally, the commercialization of nintedanib aligns with our broader strategy of building a comprehensive pulmonary care portfolio, potentially creating opportunities for synergies with our existing and future product offerings. We expect to continue to invest in commercialization efforts, including market access, physician education, and patient support programs, to optimize uptake and maximize the long-term value of this product.

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

Gyre Pharmaceuticals has completed a Phase 2 trial of F351 in the PRC for CHB-associated liver fibrosis. The Phase 2 trial showed that F351 was well-tolerated without notable toxicity and patients treated showed statistically-significant improvement of liver fibrosis, with the best efficacy results achieved at 270 mg/day dosing. Based on these results, a confirmatory Phase 3 trial is ongoing in the PRC with a primary endpoint of the reduction of the liver fibrosis score (Ishak Scoring System) by at least one stage after taking F351 in combination with Entecavir. In October 2024, the last patient completed the 52-week pivotal Phase 3 trial. Gyre Pharmaceuticals expects to report top-line data from this trial by the second quarter of 2025.

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

In parallel, we are also conducting a randomized, double-blind, placebo-controlled Phase 2 clinical trial in the PRC to assess the safety and efficacy of F573, a caspase inhibitor for the treatment of acute/acute on-chronic liver failure. In addition, in May 2024, we obtained the approval from the NMPA for the IND to launch a new clinical trial in the PRC of another new drug candidate, F230, a selective endothelin receptor agonist for the treatment of pulmonary arterial hypertension. We are preparing for the anticipated launch of the clinical trial in the PRC. We are also evaluating F528, a novel anti-inflammation agent that targets the inhibition of multiple inflammatory cytokines, in preclinical studies as a potential first-line therapy for the treatment of chronic obstructive pulmonary disease.

In June 2024, Gyre Pharmaceuticals received approval from the NMPA for avatrombopag maleate tablets for the treatment of TP with CLD and ITP disease indications. TP is the most common hematologic complication in patients with CLD and can be life threatening in severe cases. Avatrombopag is an oral thrombopoietin receptor agonist. Avatrombopag was approved by the U.S. Food and Drug Administration for the treatment of adults with CLD-associated TP in May 2018, and its indication was subsequently expanded to include the treatment of immune thrombocytopenia in June 2019. Gyre Pharmaceuticals acquired avatrombopag under a transfer agreement with Nanjing Healthnice Pharmaceutical Technology, Co., Ltd. (“Nanjing Healthnice”) in June 2021 and is planning to start commercializing the avatrombopag product by 2025.

F351 Asset Acquisition

On December 26, 2022, we purchased the F351 Assets from GNI Japan and GNI Hong Kong, other than such assets and intellectual property rights located in the PRC, pursuant to the F351 Agreement.

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

Contingent Value Rights Agreement

Concurrent with the signing of the Business Combination Agreement on December 26, 2022, Catalyst and the Rights Agent (as defined in the CVR Agreement) executed a contingent value rights agreement (the “CVR Agreement”), as amended on March 29, 2023, pursuant to which each CVR Holder, excluding GNI Japan and GNI Hong Kong, received one contractual contingent value right (a “CVR”) issued by the Company for each share of Catalyst common stock held by such holders. Each CVR entitles the CVR Holder thereof to receive certain cash payments in the future. For additional information, see Note 13 — Commitments and

Contingencies to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Reverse Stock Split

On October 30, 2023, we effected a 1-for-15 reverse stock split immediately prior to the Effective Time of the Contributions. The par value of the Catalyst Common Stock following the Reverse Stock Split was not adjusted and remains at $0.001 per share. All of the Catalyst’s issued and outstanding common stock and options have been retroactively adjusted to reflect this Reverse Stock Split for all periods presented.

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

Private Placement and Securities Purchase Agreement

On October 27, 2023, we entered into the Securities Purchase Agreement for a private placement with GNI USA (the “Private Placement”). Pursuant to the Securities Purchase Agreement, GNI USA agreed to purchase (i) 811 shares of our Convertible Preferred Stock, par value $0.001 per share (the “Convertible Preferred Stock”) and (ii) warrants to purchase up to 811 shares of Convertible Preferred Stock (the “Preferred Stock Warrants”) for an aggregate purchase price of $5.0 million. The Private Placement closed immediately after the closing of the Contributions.

The Preferred Stock Warrants are exercisable at an exercise price of $4,915.00 per share of Convertible Preferred Stock and expire on October 30, 2033.

Jiangsu Wangao Agreement

In May 2024, Gyre Pharmaceuticals entered into an agreement with Jiangsu Wangao Pharmaceuticals Co., Ltd. (the “Jiangsu Wangao Agreement”), effective from May 7, 2024 to May 6, 2035. Pursuant to the Jiangsu Wangao Agreement, Gyre Pharmaceuticals obtained the drug registration certificate for and became the marketing authorization holder of nintedanib, a small-molecule drug for the treatment of idiopathic pulmonary fibrosis, within the PRC. The total minimum payments under the Jiangsu Wangao Agreement are RMB 35.0 million, or approximately $4.8 million, based on the May 7, 2024 spot exchange rate. This includes an upfront transfer fee of RMB 15.0 million, or approximately $2.1 million, payable in three installments, and subsequent low- to mid-single-digit royalty payments over eight years following the commencement of sales. Additionally, Gyre Pharmaceuticals will bear the costs associated with relocating the production site to a designated location and will cover all expenses related to the manufacturing process. As of December 31, 2024, we had paid RMB 5.0 million, or approximately $0.7 million, based on the May 13, 2024 spot exchange rate of the first installment.

Long-Term Investment Measured Under Equity Method

On June 28, 2024, Gyre Pharmaceuticals entered into a partnership agreement as a limited partner and is obligated to pay $4.2 million for an 18.93% equity interest in the partnership. Pursuant to the partnership agreement, Gyre Pharmaceuticals, as a limited partner, shall not participate in any activities related to the management of the investment business. However, Gyre Pharmaceuticals may appoint a member to the advisory committee of the partnership. As of December 31, 2024, our total investment into the partnership and the carrying value of the Company’s long-term investment in this affiliate was $1.7 million and $1.6 million, respectively.

Financial Operations Overview

During the year ended December 31, 2024, we had a net income of $17.9 million and a net income attributable to common stockholders of $12.1 million. For the year ended December 31, 2023, our net loss was $85.5 million and net loss attributable to common stockholders was $92.9 million. As of December 31, 2024, we had accumulated deficit of $73.5 million and cash and cash equivalents of $11.8 million. As of December 31, 2023, we had an accumulated deficit of $85.5 million and cash and cash equivalents of $33.5 million.

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

We manage our research and development expenses by identifying the research and development activities we expect to be performed during a given period and then prioritizing efforts based on anticipated probability of successful technical development and regulatory approval, market potential, available human and capital resources, scientific data and other considerations. We regularly review our research and development activities based on unmet medical need and, as necessary, reallocate resources among our research and development portfolio that we believe will best support the long-term growth of our business. We do not track research and development expenses by product candidate or development phase.

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

Divestiture Losses

Prior to the GNI USA Contributions, we recorded a loss from the divestiture of almost all our assets other than our 56.0% indirect ownership interest in Gyre Pharmaceuticals. This expense was reflected in our consolidated statements of operations and comprehensive income (loss). The loss is presented net of the direct costs incurred with the transaction.

Loss on Disposal of Property and Equipment

The net loss on the sale and disposal of property and equipment is reflected in our consolidated statements of operations and comprehensive income (loss).

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

Results of Operations

The following table summarizes our results of operations for the years ended December 31, 2024 and 2023 (in thousands, except percentage change):

	Year Ended December 31,
	2024	2023	Change ($)	Change (%)
Revenues	$105,757	$113,450	$(7,693)	(6.8)%
Cost of revenues	3,884	4,636	(752)	(16.2)%
Gross Profit	101,873	108,814	(6,941)	(6.4)%
Operating expenses excluding cost of revenues:
Selling and marketing	57,511	61,159	(3,648)	(6.0)%
Research and development	12,024	13,780	(1,756)	(12.7)%
General and administrative	16,109	14,662	1,447	9.9%
Acquired in-process research and development	—	83,104	(83,104)	**
Divestiture losses	—	2,711	(2,711)	**
Loss on disposal of property and equipment	66	628	(562)	(89.5)%
Total operating expenses excluding cost of revenues	85,710	176,044	(90,334)	(51.3)%
Income (loss) from operations	16,163	(67,230)	83,393	**
Other income (expense), net:
Interest income, net	1,547	1,044	503	48.2%
Other expense, net	(1,659)	(1,518)	(141)	9.3%
Change in fair value of warrant liability	7,167	(9,261)	16,428	**
Income (loss) before income taxes	23,218	(76,965)	100,183	**
Provision for income taxes	(5,320)	(8,515)	3,195	(37.5)%
Net income (loss) from operations	17,898	(85,480)	103,378	**
Net income attributable to noncontrolling interest	5,813	7,453	(1,640)	(22.0)%
Net income (loss) attributable to common stockholders	$12,085	$(92,933)	$105,018	**

** Not meaningful.

Comparison of the Years Ended December 31, 2024 and 2023

Revenues

Revenues for the years ended December 31, 2024 and 2023 were $105.8 million and $113.5 million, respectively. The $7.7 million decrease was primarily driven by a $7.1 million decrease in ETUARY's revenue and a $0.6 million decrease in generic drug revenue as a result of decreased sales volumes. The decrease in

ETUARY and generic drug sales volumes was due to fluctuations in the Chinese economy that significantly affected demand for anti-fibrosis drugs and decreasing healthcare spending generally. To support future revenue growth, we plan to commercially launch new products, such as nintedanib and avatrombopag, in 2025, which will be supported by our extensive sales and marketing platform across the PRC.

Cost of Revenues

Cost of revenues for the years ended December 31, 2024 and 2023 was $3.9 million and $4.6 million, respectively. The decrease was primarily driven by a $0.5 million factory stoppage loss due to factory renovation in 2023, which did not occur in 2024, and a $0.2 million decrease due to decreased sales volumes.

Selling and Marketing Expenses

Selling and marketing expenses decreased by $3.6 million, or 6.0%, for the year ended December 31, 2024 compared to the year ended December 31, 2023. The decrease was primarily driven by a $2.4 million decrease in conference costs and promotion expense due to decreased sales activities, a $0.9 million decrease in selling and marketing payroll costs due to the decrease of sales of ETUARY in 2024, a $0.3 million decrease in share base compensation expense, and a $0.1 million decrease in miscellaneous expenses.

Research and Development Expenses

The table below details our costs for research and development for the years ended December 31, 2024 and 2023 (in thousands, except percentage change):

	Year Ended December 31,
	2024	2023	Change ($)	Change (%)
Direct program expenses:
Clinical trials	$4,328	$4,228	$100	2.4%
Materials and utilities	2,294	2,607	(313)	(12.0)%
Pre-clinical research	766	2,038	(1,272)	(62.4)%
Indirect expenses:
Personnel-related costs including stock-based compensation	3,253	4,092	(839)	(20.5)%
Facilities, depreciation and other	1,383	815	568	69.7%
Total research and development expenses	$12,024	$13,780	$(1,756)	(12.7)%

Research and development expenses decreased by $1.8 million, or 12.7%, for the year ended December 31, 2024 compared to the year ended December 31, 2023. The decrease was primarily from Gyre Pharmaceuticals, and was driven by a $0.3 million decrease in materials and utilities, a $1.3 million decrease in pre-clinical research expense due to several research and development projects advancing to the clinical trials stage or reaching the application phase in 2024, a $0.4 million decrease in staff cost due to reduced headcount, and a $0.5 million decrease in stock-based compensation related to options being fully vested in 2023, which did not occur in 2024. This overall decrease was partially offset by a $0.7 million increase in research and development expense from Gyre Therapeutics due to increased consulting fees.

General and Administrative Expenses

General and administrative expenses increased by $1.4 million, or 9.9%, for the year ended December 31, 2024 compared to the year ended December 31, 2023. The increase was primarily driven by costs associated with being a public company, including a $1.9 million increase in professional expense, a $2.1 million increase in miscellaneous expenses, and a $3.0 million increase in functional and administrative department's personnel cost, offset by a $5.6 million decrease in stock-based compensation cost.

Acquired IPR&D

There was no acquired IPR&D expense for the year ended December 31, 2024 compared to $83.1 million for the year ended December 31, 2023. The acquired IPR&D represents costs incurred for acquisitions of IPR&D with no alternative future use, which were expensed immediately upon the closing of GNI USA Contributions.

Divestiture Losses

There was no divestiture loss for the year ended December 31, 2024 compared to $2.7 million for the year ended December 31, 2023. The divestiture losses are related to sales of almost all our assets other than our 56.0% indirect ownership interest in Gyre Pharmaceuticals. The loss is presented net of the direct costs incurred with the transaction.

Loss on Disposal of Property and Equipment

We recorded a net loss on the sale and disposal of property and equipment of $66.0 thousand and $628.0 thousand for the years ended December 31, 2024 and 2023, respectively, in our consolidated statements of operations and comprehensive income (loss).

Other Income (Expense), Net

Interest income increased by $0.5 million, or 48.2%, for the year ended December 31, 2024 compared to the year ended December 31, 2023, primarily due to additional investments in long-term certificates of deposit.

Other expenses, net increased by $0.1 million, or 9.3%, for the year ended December 31, 2024 compared to the year ended December 31, 2023. The increase was primarily due to a $1.0 million increase in loss from equity method investment, partially offset by a $0.9 million decrease in government grants.

Change in fair value of warrant liability was a decrease of $7.2 million and an increase of $9.3 million for the years ended December 31, 2024 and 2023, respectively. The decrease is related to the remeasurement of the Preferred Stock Warrants liability.

Provision for Income Taxes

Provision for income taxes was $5.3 million and $8.5 million for the years ended December 31, 2024 and 2023, respectively. The decrease was primarily attributable to a lower profit from Gyre Pharmaceuticals' operations for the year ended December 31, 2024 compared to the year ended December 31, 2023.

Liquidity and Capital Resources

Sources of Liquidity

As of December 31, 2024, we had cash and cash equivalents of $11.8 million, short-term bank deposit of $14.9 million and long-term certificates of deposit of $24.6 million, which are available to fund operations, and an accumulated deficit of $73.5 million. Our net income during the year ended December 31, 2024 was $17.9 million, while cash used in operating activities was $3.6 million. We believe that our existing cash and cash equivalents, cash flows from operations, and access to capital markets will be sufficient to fund our operating activities and obligations for at least 12 months following the filing date of this Annual Report.

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

The following table summarizes our cash flows for the periods presented (in thousands):

	Year Ended December 31,
	2024	2023
Cash Flow Data:
Net cash (used) provided by operating activities	$(3,641)	$25,892
Net cash used in investing activities	(19,884)	(19,760)
Net cash provided by financing activities	2,102	2,500
Effect of exchange rate changes on cash and cash equivalents	(273)	(298)
Net change in cash and cash equivalents	$(21,696)	$8,334

Cash Flows from Operating Activities

Cash used in operating activities for the year ended December 31, 2024 was $3.6 million, reflecting our net income of $17.9 million, offset by non-cash items of $5.9 million primarily related to the $7.2 million cash used in change in fair value of warrant liability, depreciation and amortization of $1.5 million, stock-based compensation of $0.8 million. Additionally, cash used in operating activities reflected changes in net operating assets and liabilities of $15.7 million.

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

Cash Flows from Investing Activities

Cash used in investing activities for the year ended December 31, 2024 was $19.9 million, which consisted of $15.5 million in purchases of certificates of deposit, $2.3 million in purchases of property and equipment, $0.8 million in acquisition of intangible assets and $1.7 million paid for equity method investment, partially offset by $0.4 million of cash acquired in connection with the sale of equipment.

Cash used in investing activities for the year ended December 31, 2023 was $19.8 million, which consisted of $15.7 million in purchases of certificates of deposit, $8.5 million in purchases of property and equipment and $1.0 million paid for equity method investment, partially offset by $5.6 million of cash acquired in connection with the GNI USA Contributions.

Cash Flows from Financing Activities

Cash provided by financing activities for the year ended December 31, 2024 was $2.1 million due to $1.9 million in proceeds from the exercise of stock options and $0.8 million in proceeds from the issuance of common stock under our ATM Program with Jefferies LLC, partially offset by $0.5 million of cash used in connection with deferred financing costs.

Cash provided by financing activities for the year ended December 31, 2023 was $2.5 million due to the portion of proceeds from the issuance of Convertible Preferred Stock and Preferred Stock Warrants in the Private Placement received after the GNI USA Contributions.

Restricted Net Assets

Under PRC laws and regulations, Gyre Pharmaceuticals is subject to restrictions on foreign exchange and cross-border cash transfers, including to parent companies and U.S. stockholders. The ability to distribute earnings to the parent companies and U.S. stockholders is also limited. Current PRC regulations permit Gyre Pharmaceuticals to pay dividends to BJC only out of its accumulated profits as determined in accordance with PRC accounting standards and regulations. Amounts restricted include paid-in capital and the statutory reserves of Gyre Pharmaceuticals. The aggregate amounts of restricted capital and statutory reserves of the relevant subsidiaries not available for distribution were $64.3 million as of December 31, 2024 and December 31, 2023. We do not expect the restrictions described above to have a material impact on our ability to meet our cash obligations.

Contractual Obligations and Other Commitments

Leases

We have entered into lease arrangements in (1) San Diego, California for our headquarters, which expires on the last day of the 38th full calendar month beginning on or after November 11, 2023, and (2) the PRC, for office and laboratory spaces through May 2027. As of December 31, 2024, our fixed lease payment obligations were $1.7 million, with $0.8 million payable within 12 months.

Other Contractual Obligations and Commitments

In June 2021, we entered into a transfer agreement with Nanjing Healthnice Pharmaceutical Technology Co., Ltd. (“Nanjing Healthnice”), an independent third party, pursuant to which Nanjing Healthnice agreed to transfer to us the avatrombopag maleate tablets for the treatment of CLD-associated thrombocytopenia and all relevant technologies, complete any research or trials and transfer to us all materials necessary for the application of marketing approval by the NMPA. We were approved by the NMPA as the marketing authorization holder of the avatrombopag maleate tablets on June 25, 2024. In exchange, we paid a total of approximately $2.3 million upon certain milestones (e.g., the completion of bioequivalence study, or the registration application to the NMPA) being met. We have completed the bioequivalence study and received NMPA acceptance on August 1, 2022, and as of December 31, 2024, we have made total payments of approximately $2.3 million.

In September 2022, we entered into a transfer agreement with New Jiyuan (Beijing) Pharmaceutical Technology Co., Ltd. (“New Jiyuan”), an independent third party, pursuant to which New Jiyuan agreed to transfer to us the minocycline hydrochloride foam for the treatment of moderate to severe acne and all relevant technologies, complete product development and transfer to us all materials necessary for the application of marketing approval of NMPA. Upon the completion of the transfer, we expect that we will be approved by NMPA as the marketing authorization holder of the minocycline hydrochloride foam. In exchange, we will pay a total amount of $1.0 million and the payments will be made by installments conditioned upon certain milestones (e.g., the completion of bioequivalence study, or the registration application to NMPA) being met. Process verification has been completed. As of December 31, 2024, we have made total payments of approximately $0.7 million.

Research and Development Programs

As of December 31, 2024, we have committed to allocate $33.0 million toward future research and development activities for various programs.

Property and Equipment

Our commitments related to the purchase of property and equipment contracted but not yet reflected in the consolidated financial statements were $1.4 million as of December 31, 2024 and are expected to be incurred within one year.

We expect to satisfy these contractual obligations and commitments through a combination of cash on hand and cash provided by operating activities.

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

Revenue Recognition

We recognize revenue in accordance with ASC Topic 606 (“ASC 606”), Revenue from Contracts with Customers, whereby revenue is recognized when a customer obtains control of promised goods or services in an amount that reflects the consideration expected to be received in exchange for those goods or services. A five-step model is used to achieve the core principle: (1) identify the customer contract, (2) identify the contract’s performance obligations, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations and (5) recognize revenue when or as a performance obligation is satisfied. We apply the five-step model to contracts when it is probable that we will collect the consideration we are entitled to in exchange for the goods or services we transfer to the customer.

For the sale of pharmaceutical products, revenue is recognized at a point in time when control of the asset is transferred to the customer, generally on completion of delivery of the pharmaceutical products. For the sales of pharmaceutical products, most of our customers are distributors.

Revenue from product sales is recognized net of estimated sales discounts. These discounts are estimated based on sales volumes from the preceding months and applying the discount percentages specified in each contract. The estimation process requires management judgment, particularly in determining the amount of sales discounts based on historical sales volumes and contractually agreed-upon discount percentages. Additionally, variable consideration related to sales rebates is recorded as deductions from revenue based on historical experience and contract terms. Depending on the contract structure, we apply either the expected value method or the most likely amount method to estimate future rebates, selecting the approach that best predicts the amount of variable consideration. The estimates for these rebates are reviewed regularly, and adjustments are made as necessary.

Research and Development Expenses and Accruals

Research and development costs are expensed as incurred when the expenditures relate to ongoing research activities without alternative future use. A significant portion of our research and development expenses consists of pre-clinical and clinical trial costs, which involve contracts with third-party service providers such as contract research organizations. These costs are accrued based on management’s estimates of the services performed during the respective period.

We estimate the amount of work completed through discussion with internal personnel and external service providers in conjunction with reporting information obtained directly from the external service providers as to the progress or stage of completion of the services and the agreed-upon fee to be paid for such services. Accruals are based on progress reports, contractual terms, and management’s judgment regarding the stage of completion of various projects. Since there is often a timing difference between service delivery and invoicing, we make adjustments as more information becomes available. We also assess the likelihood of milestone-based payments under contract terms.

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

Based on the aggregate market value of our common stock held by non-affiliates as of June 30, 2024, we believe we remain a smaller reporting company, but have become an “accelerated filer” as of December 31, 2024. Because we believe our non-accelerated filer status expired on December 31, 2024, we are required, pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002, to include in our Annual Report on Form 10-K for the year ending December 31, 2024 an attestation report as to the effectiveness of our internal control over financial reporting that is issued by our independent registered public accounting firm. However, we expect to continue to take advantage of the reduced reporting requirements applicable to smaller reporting companies.

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

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

None.

Item 9A. CONTROLS AND PROCEDURES.

Evaluation of disclosure controls and procedures

As of December 31, 2024, our management, with the participation and supervision of our principal executive officer and our principal financial officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2024 to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As of December 31, 2024, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on this assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2024,.

The effectiveness of our internal control over financial reporting as of December 31, 2024, has been audited by Grant Thornton Zhitong Certified Public Accountants LLP, an independent registered public accounting firm, as stated in their report that is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Gyre Therapeutics, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Gyre Therapeutics, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2024, and our report dated March 17, 2025 expressed an unqualified opinion on those financial statements

Basis for opinion

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

/s/ Grant Thornton Zhitong Certified Public Accountants LLP

Beijing, China

March 17, 2025

Item 9B. OTHER INFORMATION.

Trading Arrangements

None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the three months ended December 31, 2024, as such terms are defined under Item 408(a) of Regulation S-K.

Item 9C. DISCLOSURES REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item 10 is incorporated herein by reference to the information in our proxy statement for our 2025 Annual Meeting of Stockholders (the “2025 Proxy Statement”), which we expect to be filed with the SEC within 120 days of the end of our fiscal year ended December 31, 2024, including under the heading “Corporate Governance,” "Insider Trading Policy," and, as applicable, “Delinquent Section 16(a) Reports” per Item 405 of Regulation S-K.

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

Item 11. EXECUTIVE COMPENSATION.

The information required by this Item 11 is incorporated herein by reference to the information in our 2025 Proxy Statement, including under headings “Executive Compensation” and “Corporate Governance”.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item 12 is incorporated herein by reference to information in our 2025 Proxy Statement, including under headings “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” and “Securities Authorized for Issuance Under Equity Compensation Plans.”

Item 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

The information required by this Item 13 is incorporated herein by reference to information in our 2025 Proxy Statement, including under headings “Corporate Governance” and “Certain Relationships and Related Party Transactions.”

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this Item 14 is incorporated herein by reference to information in our 2025 Proxy Statement, including under the heading “Ratification of Independent Auditor Appointment.”

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

3.
See LIST OF EXHIBITS

(b)
See LIST OF EXHIBITS

Item 16.

FORM 10-K SUMMARY.

None.

LIST OF EXHIBITS

		Incorporated by reference
Exhibit No.	Exhibit title	Form	File No.	Exhibit No.	Filing Date

2.1(a)†#	Asset Purchase Agreement, dated as of December 26, 2022, by and among Catalyst Biosciences, Inc., GNI Group Ltd., and GNI Hong Kong Limited.	8-K	000-51173	2.1	Dec. 27, 2022

2.1(b)	Agreement and Amendment to Asset Purchase Agreement, dated as of March 29, 2023, by and among Catalyst Biosciences, Inc., GNI Group Ltd., and GNI Hong Kong Limited.	8-K	000-51173	2.2	Mar. 30, 2023

2.2(a)#	Business Combination Agreement, dated as of December 26, 2022, by and among Catalyst Biosciences, Inc., GNI USA, Inc., GNI Group Ltd., GNI Hong Kong Limited, Shanghai Genomics, Inc., the individuals listed on Annex A thereto and Continent Pharmaceuticals Inc.	8-K	000-51173	2.2	Dec. 27, 2022

2.2(b)	Amendment to Business Combination Agreement, dated as of March 29, 2023, by and among Catalyst Biosciences, Inc., GNI USA, Inc., GNI Group Ltd., GNI Hong Kong Limited, Shanghai Genomics, Inc., the Minority Holders and Continent Pharmaceuticals Inc.	8-K	000-51173	2.1	Mar. 30, 2023

2.2(c)	Second Amendment to Business Combination Agreement, dated as of August 30, 2023, by and among Catalyst Biosciences, Inc., GNI USA, Inc., GNI Group Ltd., GNI Hong Kong Limited, Shanghai Genomics, Inc. and Continent Pharmaceuticals Inc.	8-K	000-51173	2.1	Aug. 31, 2023

3.1	Restated Certificate of Incorporation of the Company.	10-Q	000-51173	3.1	Nov. 13, 2024

3.2	Amended and Restated Bylaws of the Company.	8-K	000-51173	3.3	Oct. 30, 2023

3.3(a)	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock, filed with the Delaware Secretary of State on April 10, 2017.	8-K	000-51173	3.1	Apr. 13, 2017

3.3(b)	Certificate of Elimination of Series A Preferred Stock, filed with the Delaware Secretary of State on March 25, 2024.	10-K	000-51173	3.6(b)	Mar. 27, 2024

3.4(a)	Certificate of Designation of Preferences, Rights and Limitations of Series X Convertible Preferred Stock, filed with the Delaware Secretary of State on December 27, 2022.	8-K	000-51173	3.1	Dec. 27, 2022

		Incorporated by reference
Exhibit No.	Exhibit title	Form	File No.	Exhibit No.	Filing Date

3.4(b)	Amendment to Certificate of Designation of Preferences, Rights and Limitations of Series X Convertible Preferred Stock, filed with the Delaware Secretary of State on October 30, 2023.	8-K	000-51173	3.2	Oct. 30, 2023

3.5(a)	Certificate of Designation of Preferences, Rights and Limitations of Series Y Preferred Stock, filed with the Delaware Secretary of State on June 20, 2023, with respect to the Series Y Preferred Stock.	8-K	000-51173	3.1	June 20, 2023

3.5(b)	Certificate of Elimination of Series Y Preferred Stock, filed with the Delaware Secretary of State on August 31, 2023.	8-K	000-51173	3.1	Aug. 31, 2023

4.1	Description of Securities.

4.2	Form of Warrant to Purchase Series X Convertible Preferred Stock.	8-K	000-51173	4.1	Oct. 30, 2023

10.1(a)#	Contingent Value Rights Agreement, dated as of December 26, 2022, by and between Catalyst Biosciences, Inc. and American Stock Transfer & Trust Company, LLC.	S-3	333-273395	2.5	July 24, 2023

10.2(b)	Amendment to Contingent Value Rights Agreement, dated as of March 29, 2023, by and between Catalyst Biosciences, Inc. and American Stock Transfer & Trust Company, LLC.	8-K	000-51173	2.3	Mar. 30, 2023

10.3#	Asset Purchase Agreement, dated as of February 27, 2023, by and between Catalyst Biosciences, Inc. and GC Biopharma Corp.	8-K	000-51173	10.1	Mar. 2, 2023

10.4	Securities Purchase Agreement, dated as of October 27, 2023, by and between Catalyst Biosciences, Inc. and GNI USA, Inc.	8-K	000-51173	10.1	Oct. 30, 2023

10.5+	Catalyst Biosciences, Inc. (formerly Targacept, Inc.) 2015 Stock Incentive Plan (as Amended and Restated Effective June 9, 2016).	DEF 14A	000-51173	Appendix A	Apr. 25, 2016

10.6+	Form of Incentive Stock Option Award Notice.	8-K	000-51173	10.1	July 14, 2017

10.7+	Form of Non-qualified Stock Option Award Notice.	8-K	000-51173	10.2	July 14, 2017

10.8+	Catalyst Biosciences, Inc. 2018 Omnibus Incentive Plan.	DEF 14A	000-51173	Appendix A	May 1, 2020

10.9+	Catalyst Biosciences, Inc. 2018 Employee Stock Purchase Plan.	DEF 14A	000-51173	Appendix B	May 11, 2018

10.10+	Form of Stock Option Award Agreement.	10-K	000-51173	10.8	Mar. 31, 2022

		Incorporated by reference
Exhibit No.	Exhibit title	Form	File No.	Exhibit No.	Filing Date

10.11+	Gyre Therapeutics, Inc. 2023 Omnibus Incentive Plan	8-K	000-51173	10.2	Oct. 30, 2023

10.12+	Form of Indemnification Agreement	8-K	000-51173	10.3	Oct. 30, 2023

10.13+	Employment Agreement, dated as of October 30, 2023, by and between the Company and Ruoyu Chen.	8-K	000-51173	10.5	Oct. 30, 2023

10.14+	Employment Agreement, dated as of January 15, 2024, by and between the Company and Dr. Han Ying.	8-K	000-51173	10.1	Jan. 19, 2024

10.15	Open Market Sale AgreementSM, dated November 27, 2024, by and between the Company and Jefferies LLC.	8-K	000-51173	1.1	Nov. 27, 2024

19.1*	Insider Trading Policy of the Company.

21.1*	List of subsidiaries of the Company.

23.1*	Consent of Grant Thornton Zhitong Certified Public Accountants LLP, Independent Registered Public Accounting Firm.
24.1*	Power of Attorney (included as part of the signature page hereto).

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Clawback Policy of the Company	10-K	000-51173	97.1	Mar. 27, 2024

Incorporated by reference
Exhibit No.	Exhibit title	Form	File No.	Exhibit No.	Filing Date

101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

GYRE THERAPEUTICS, INC.

Date: March 17, 2025	By:	/s/ Han Ying, Ph.D.
Han Ying, Ph.D.
Chief Executive Officer and Director
(Principal Executive Officer)

Date: March 17, 2025	By:	/s/ Ruoyu Chen
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

Signature	Title	Date

/s/ Han Ying, Ph.D.	Chief Executive Officer and Director (Principal Executive Officer)	March 17, 2025
Han Ying, Ph.D.

/s/ Ruoyu Chen	Chief Financial Officer (Principal Financial and Accounting Officer)	March 17, 2025
Ruoyu Chen

/s/ Songjiang Ma	President and Director	March 17, 2025
Songjiang Ma

/s/ Thomas Eastling	Director	March 17, 2025
Thomas Eastling

/s/ Gordon Carmichael, Ph.D.	Director	March 17, 2025
Gordon Carmichael, Ph.D.

/s/ Ping Zhang	Director	March 17, 2025
Ping Zhang

/s/ Rodney L. Nussbaum	Director	March 17, 2025
Rodney L. Nussbaum

/s/ Renate Parry, Ph.D.	Director	March 17, 2025
Renate Parry, Ph.D.

/s/ David M. Epstein, Ph.D.	Director	March 17, 2025
David M. Epstein, Ph.D.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Gyre Therapeutics, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Gyre Therapeutics, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of comprehensive income (loss), consolidated statements of convertible preferred stock and equity, and cash flows for each of the two years in the period ended December 31, 2024, and the related notes and the financial statements schedule included in Schedule I (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 17, 2025 expressed an unqualified opinion.

Basis for opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical audit matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Preferred stock warrants

As described in Note 3 and 11 to the consolidated financial statements, in October 2023, the Company completed a private placement whereby the Company issued shares of convertible preferred stock and warrants to purchase shares of convertible preferred stock. The warrants were classified as a liability instrument and are subject to fair value remeasurement at the end of each reporting period.

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

The principal considerations for our determination that warrant liabilities is a critical audit matter is the significant judgment by management when assessing the volatility and expected term assumptions, which in turn led to a high degree of auditor judgment and effort in performing procedures and evaluating audit evidence relating to those assumptions. The audit effort also involved the use of professionals with specialized skills and knowledge.

Our related audit procedures included the following, among others:

•
Reading and evaluating the convertible preferred shares and warrants agreement
•
Evaluating, with the assistance of specialists, management’s assessment of the fair value of the warrant liabilities, specifically the reasonableness of the expected volatility used by management in determining the fair value
•
Evaluating the competence, capability and objectivity of the independent valuation firm engaged by the Company

/s/ Grant Thornton Zhitong Certified Public Accountants LLP

We have served as the Company’s auditor since 2023.

Beijing, China

March 17, 2025

Gyre Therapeutics, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	December 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$11,813	$33,509
Short-term bank deposits	14,858	—
Notes receivable	4,373	389
Accounts receivable, net	19,589	15,163
Other receivables from GNI	230	1,287
Inventories, net	6,337	4,281
Prepaid assets	1,189	1,547
Receivable from GCBP	4,961	—
Other current assets	1,436	1,045
Total current assets:	64,786	57,221
Property and equipment, net	23,880	23,288
Long-term receivable from GCBP	—	4,722
Intangible assets, net	273	205
Right-of-use assets	1,818	489
Land use rights, net	1,432	1,493
Deferred tax assets	5,619	4,695
Long-term certificates of deposit	24,568	23,431
Other assets, noncurrent	3,030	995
Total assets	$125,406	$116,539
Liabilities, convertible preferred stock, and equity
Current liabilities:
Accounts payable	$108	$355
Contract liabilities	61	39
Due to related parties	227	1,369
CVR excess closing cash payable	—	1,085
Accrued expenses and other current liabilities	10,615	11,935
Income tax payable	2,831	5,054
Operating lease liabilities, current	713	210
CVR derivative liability	4,961	—
Total current liabilities:	19,516	20,047
Operating lease liabilities, noncurrent	885	199
Deferred government grants	928	213
CVR derivative liability, noncurrent	—	4,722
Warrant liability, noncurrent	5,668	12,835
Other noncurrent liabilities	7	49
Total liabilities	$27,004	$38,065
Commitments and Contingencies (Note 13)
Convertible Preferred Stock, $0.001 par value, 5,000,000 shares authorized; nil shares and 13,151 shares issued and outstanding at December 31, 2024 and 2023, respectively	—	64,525
Equity:
Common stock, $0.001 par value, 400,000,000 shares authorized; 86,307,544 shares and 76,595,616 shares issued and outstanding at December 31, 2024 and 2023, respectively	86	77
Additional paid-in capital	136,185	68,179
Statutory reserve	3,098	3,098
Accumulated deficit	(73,453)	(85,538)
Accumulated other comprehensive loss	(2,597)	(1,644)
Total Gyre stockholders’ equity (deficit)	63,319	(15,828)
Noncontrolling interest	35,083	29,777
Total equity	98,402	13,949
Total liabilities, convertible preferred stock, and equity	$125,406	$116,539

The accompanying notes are an integral part of these consolidated financial statements.

Gyre Therapeutics, Inc.

Consolidated Statements of Operations and Comprehensive Income (Loss)

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2024	2023
Revenues	$105,757	$113,450
Operating expenses:
Cost of revenues	3,884	4,636
Selling and marketing	57,511	61,159
Research and development	12,024	13,780
General and administrative	16,109	14,662
Acquired in-process research and development	—	83,104
Divestiture losses	—	2,711
Loss on disposal of property and equipment	66	628
Total operating expenses	89,594	180,680
Income (loss) from operations	16,163	(67,230)
Other income (expense), net:
Interest income, net	1,547	1,044
Other expense, net	(1,659)	(1,518)
Change in fair value of warrant liability	7,167	(9,261)
Income (loss) before income taxes	23,218	(76,965)
Provision for income taxes	(5,320)	(8,515)
Net income (loss)	17,898	(85,480)
Net income attributable to noncontrolling interest	5,813	7,453
Net income (loss) attributable to common stockholders	$12,085	$(92,933)
Net income (loss) per share attributable to common stockholders:
Basic	$0.14	$(1.41)
Diluted	$0.05	$(1.41)
Weighted average shares used in calculating net income (loss) per share attributable to common stockholders:
Basic	85,094,948	65,831,675
Diluted	102,293,526	65,831,675

Other comprehensive income (loss):
Net income (loss) from operations	$17,898	$(85,480)
Foreign currency translation adjustments	(1,460)	(1,484)
Comprehensive income (loss) from operations	16,438	(86,964)
Net income attributable to noncontrolling interest	5,813	7,453
Foreign currency translation adjustments attributable to noncontrolling interest	(507)	(647)
Comprehensive income attributable to noncontrolling interest	5,306	6,806
Comprehensive income (loss) attributable to common stockholders	$11,132	$(93,770)

The accompanying notes are an integral part of these consolidated financial statements.

Gyre Therapeutics, Inc.

Consolidated Statements of Convertible Preferred Stock and Equity

(In thousands, except share amounts)

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Statutory	Retained Earnings	Accumulated Other Comprehensive	Total Gyre Stockholders’ Equity	Non-controlling	Total Equity
	Shares	Amount	Shares	Amount	Capital	Reserve	(Accumulated Deficit)	Income (Loss)	(Deficit)	Interest
Balances as of December 31, 2022	—	$—	63,588,119	$64	$32,795	$2,660	$7,395	$(392)	$42,522	$29,695	$72,217
Deemed issuance of common stock and Convertible Preferred Stock to former stockholders of Catalyst upon the GNI USA Contributions	12,340	63,099	2,531,851	3	21,246	—	—	—	21,249	—	21,249
Acquisition of minority interest	—	—	10,463,627	10	7,845	438	—	(415)	7,878	(7,878)	—
Issuance of Preferred Stock upon Private Placement	811	1,426	—	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	6,127	—	—	—	6,127	1,154	7,281
Stock options exercised	—	—	12,019	—	166	—	—	—	166	—	166
Foreign currency translation adjustment	—	—	—	—	—	—	—	(837)	(837)	(647)	(1,484)
Net (loss) income	—	—	—	—	—	—	(92,933)	—	(92,933)	7,453	(85,480)
Balances as of December 31, 2023	13,151	64,525	76,595,616	77	68,179	3,098	(85,538)	(1,644)	(15,828)	29,777	13,949
Stock-based compensation expense	—	—	—	—	831	—	—	—	831	—	831
Stock options exercised	—	—	874,328	1	1,864	—	—	—	1,865	—	1,865
Convertible preferred stock conversion	(13,151)	(64,525)	8,767,333	8	64,517	—	—	—	64,525	—	64,525
Issuance of Common Stock upon ATM program	—	—	70,267	—	773	—	—	—	773	—	773
CVR Liability settlement	—	—	—	—	30	—	—	—	30	—	30
Deferred Financing Costs Amortization	—	—	—	—	(9)	—	—	—	(9)	—	(9)
Foreign currency translation adjustment	—	—	—	—	—	—	—	(953)	(953)	(507)	(1,460)
Net income	—	—	—	—	—	—	12,085	—	12,085	5,813	17,898
Balances as of December 31, 2024	—	$—	86,307,544	$86	$136,185	$3,098	$(73,453)	$(2,597)	$63,319	$35,083	$98,402

The accompanying notes are an integral part of these consolidated financial statements.

Gyre Therapeutics, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2024	2023
Operating Activities
Net income (loss) from operations	$17,898	$(85,480)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Acquired in-process research and development	—	83,104
Stock-based compensation	831	7,281
Depreciation and amortization	1,549	1,074
Noncash lease expense	672	355
Amortization of land use rights	39	40
Deferred income taxes, net	(1,002)	(1,160)
Bad debt expense and other non-cash items	170	(61)
Accrued interest on bank deposit	(1,046)	(633)
Change in fair value of receivables from GCBP	(239)	(39)
Change in fair value of derivative liabilities	239	39
Change in fair value of warrant liability	(7,167)	9,261
Equity loss of unconsolidated affiliates	37	1,314
Divestiture losses	—	2,711
Loss on disposal of property and equipment	66	628
Changes in operating assets and liabilities:
Notes receivable	(4,028)	1,113
Accounts receivable	(5,257)	285
Other receivables from GNI	—	(96)
Inventories	(2,139)	1,747
Prepaid and other assets	520	(82)
Income tax payable	(2,166)	3,003
Accounts payable	(245)	192
Other noncurrent liabilities	23	(102)
Due to related parties	(83)	425
Accrued expenses and other liabilities	(1,497)	1,446
Operating lease liabilities	(816)	(473)
Net cash (used) provided by operating activities	(3,641)	25,892
Investing Activities
Acquisition of intangible assets	(813)	(69)
Purchase of certificates of deposit	(15,471)	(15,735)
Purchase of property and equipment	(2,315)	(8,517)
Proceeds from sale of equipment	401	664
Purchase of equity method investment	(1,686)	(1,000)
Cash and cash equivalents acquired in connection with the GNI USA Contributions	—	5,587
Payments made for acquisition costs	—	(124)
Cash balance in a disposed subsidiary	—	(566)
Net cash used in investing activities	(19,884)	(19,760)
Financing Activities
Deferred offering costs	(536)	—
Proceeds from the issuance of common stock in ATM program	773	—
Proceeds from the exercise of stock options	1,865	—
Proceeds from issuance of Convertible Preferred Stock and Preferred Stock Warrants under the Private Placement	—	2,500
Net cash provided by financing activities	2,102	2,500
Effect of exchange rate changes on cash and cash equivalents	(273)	(298)
Net (decrease) increase in cash and cash equivalents	(21,696)	8,334
Cash and cash equivalents at beginning of the period	33,509	25,175
Cash and cash equivalents at end of period	$11,813	$33,509

Supplemental Disclosure of Non-Cash Financing and Investing Activities:
Deemed issuance of common stock and Convertible Preferred Stock to former stockholders of Catalyst upon the GNI USA Contributions	$—	$84,348
Advance payment for Convertible Preferred Stock and Preferred Stock Warrants acquired upon the GNI USA Contributions	$—	$2,500
Disposal consideration in other receivables from GNI	$—	$768
Acquisition costs in due to related parties	$—	$535
Right-of-use asset obtained in exchange for operating lease liabilities	$2,017	$277
Proceeds from the exercise of stock options included in other receivable	$—	$166
Convertible preferred stock conversion	$64,525	$—
Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$8,518	$6,346

The accompanying notes are an integral part of these consolidated financial statements.

Gyre Therapeutics, Inc.

Notes to the Consolidated Financial Statements

1.	Organization and Nature of Operations

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

After completion of the transactions under the Business Combination Agreement as described below, Gyre became a commercial-stage pharmaceutical company with a proven track record of financial success developing and commercializing small-molecule anti-inflammatory and anti-fibrotic drugs targeting organ diseases, focusing specifically on organ fibrosis. Fibrotic diseases represent a large patient population with significant unmet medical needs and involves a complex, multi-stage process with multiple pathways.

F351 Asset Acquisition

On December 26, 2022, Catalyst executed and closed an Asset Purchase Agreement, which was amended on March 29, 2023 (the “F351 Agreement”), with GNI Group Ltd. (“GNI Japan”) and GNI Hong Kong Limited (“GNI HK”) to purchase all of the assets and intellectual property rights primarily related to a clinical-stage proprietary Hydronidone compound for the treatment of metabolic dysfunction-associated steatohepatitis (“MASH”), a severe form of nonalcoholic fatty liver disease (collectively, the “F351 Assets”), other than such assets and intellectual property rights located in the People’s Republic of China (“PRC”).

Business Combination Agreement

On December 26, 2022, Catalyst entered into a Business Combination Agreement, as amended on March 29, 2023 and August 30, 2023 (the “Business Combination Agreement”) with GNI USA, Inc. (“GNI USA”), GNI Japan, GNI HK, Shanghai Genomics, Inc. (“SG” and collectively with GNI USA, GNI Japan and GNI HK, the “Contributors,” and each a “Contributor”), certain individuals (each, a “Minority Holder” and collectively, the “Minority Holders”) and Continent Pharmaceuticals Inc. (“CPI”). On October 30, 2023 (the “Effective Time”), the Contributions (as defined below) became effective and Catalyst acquired an indirect controlling interest in Beijing Continent Pharmaceuticals Co., Ltd. (doing business as Gyre Pharmaceuticals Co,, Ltd.) (“Gyre Pharmaceuticals”). In connection with the Contributions, and immediately prior to the Effective Time of the Contributions, Catalyst amended its certificate of incorporation, increased the number of authorized shares of its common stock, par value $0.001 per share (the “Common Stock”) from 100,000,000 shares to 400,000,000 shares, effected a 1-for-15 reverse stock split (the “Reverse Stock Split”) and changed its name to Gyre Therapeutics, Inc.

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

The GNI USA Contributions were treated as an asset acquisition under U.S. generally accepted accounting principles (“U.S. GAAP”), with CPI treated as the accounting acquirer and presented as the predecessor for the post-acquisition SEC reporting purposes. Since Catalyst is the legal acquirer, the GNI USA Contributions were accounted for as a reverse asset acquisition. This determination was based upon the terms of the Business Combination Agreement and other factors including that, immediately following the GNI USA Contributions: (i) GNI USA (as the parent company of CPI immediately prior to the GNI USA Contributions) owns a substantial majority of the voting power of the combined company; (ii) CPI, through GNI USA, has the ability to control the board of directors of the combined company; and (iii) senior management of Gyre Pharmaceuticals and GNI USA holds a majority of the key positions in senior management of the combined company. Immediately prior to the closing of the Contributions, Catalyst did not meet the definition of a business because Catalyst did not have an organized workforce that significantly contributed to its ability to create output, and substantially all of its fair value was concentrated in in-process research and development (“IPR&D”).

As of the closing date of the GNI USA Contributions, the net assets of Catalyst were recorded at their acquisition-date relative fair values in the accompanying consolidated financial statements of the Company and the reported operating results prior to the GNI USA Contributions are those of CPI.

The Minority Holder Contributions were treated as an equity transaction, where the Company obtained additional indirect interest and maintained its control in Gyre Pharmaceuticals.

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

Reverse Stock Split

On October 30, 2023, the Company effected a 1-for-15 reverse stock split immediately prior to the Effective Time of the Contributions. The par value of the Catalyst Common Stock following the Reverse Stock Split was not adjusted and remains at $0.001 per share. All of the Catalyst’s issued and outstanding common stock and options have been retroactively adjusted to reflect this Reverse Stock Split for all periods presented.

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

Liquidity

For the year ended December 31, 2024, the Company had a net income of $17.9 million, while net cash used in operating activities was $3.6 million. As of December 31, 2024, the Company had an accumulated deficit of $73.5 million and cash and cash equivalents of $11.8 million. Based on the Company’s current operating plan, management believes that existing cash and cash equivalents, cash flows from operations, and access to capital markets will be sufficient to fund the Company’s operating activities and obligations for at least 12 months following the issuance of these consolidated financial statements.

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

Segments

Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. The measure of segment profit or loss is reported on the income statement as consolidated net income (loss). The CODM uses net income (loss) to evaluate income generated from segment assets in deciding whether to reinvest profits and monitor budget versus actual results in assessing performance of the segment.

The Company’s CODM, as a group, includes Gyre’s Chief of Executive Officer (“CEO”), Gyre Pharmaceuticals’ General Manager, Gyre's Chief Operating Officer, and the Chairman of Gyre’s Board of Directors (“Gyre’s Board”). The Company has determined that it operates in two distinct operating segments and has two reportable segments.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, accounts receivable, note receivable, long-term certificates of deposits, and short-term bank deposits.

The Company is exposed to United States credit risk in the event of default by the United States institutions holding cash to the extent beyond the amount insured by the United States federal depository insurance corporation.

In May 2015, a new Deposit Insurance System (“DIS”) managed by the People’s Bank of China was implemented by the Chinese government. Deposits in the licensed banks in mainland China are protected by DIS, up to a limit of Chinese Renminbi (“RMB”) 500,000. The Company maintains cash and deposits in excess of the amount protected by DIS and in the event of bankruptcy of one of these financial institutions, the Company may be unable to claim its deposits back in full. Management believes that these financial institutions are of high credit quality and continually monitors the creditworthiness of these financial institutions. As of December 31, 2024 and 2023, the Company had cash and cash equivalents of $11.8 million and $33.5 million, and long-term certificates of deposit of $24.6 million and $23.4 million, respectively. In addition, the Company had short-term bank deposits of $14.9 million as of December 31, 2024. For the years ended December 31, 2024 and 2023, cash and cash equivalents, short-term bank deposits and long-term certificates of deposits exceeded the PRC DIS coverage by $46.3 million and $49.4 million, respectively.

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

Concentration of Customer Risk

For the years ended December 31, 2024 and 2023, one customer, Sinopharm Group Co., Ltd., accounted for approximately 54.3% and 50.5% of accounts receivable, respectively. For the year ended December 31, 2024, three customers, Sinopharm Group Co., Ltd., China Resources Pharmaceutical Group Ltd, and Shanghai Pharmaceuticals Holding Co., Ltd accounted for approximately 48.5%, 13.6%, and 10.6% of total revenue respectively. For the year ended December 31, 2023, three customers, Sinopharm Group Co., Ltd., China Resources Pharmaceutical Group Ltd, and Shanghai Pharmaceuticals Holding Co., Ltd accounted for approximately 50.1%, 13.7%, and 11.2% of total revenue respectively. All customers are located in the PRC.

Cash and Cash Equivalents

Cash and Cash equivalents includes cash on hand, demand deposits and money market mutual funds. The Company considers all highly liquid investments with original maturities of three months or less from the date of purchase to be cash equivalents.

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

Long-term Certificates of Deposit

The long-term certificates of deposit will mature between January 2026 and April 2027. Certificates of deposit are accounted for at amortized cost with no adjustments for changes in fair value. Premiums and discounts, if any, are amortized or accreted over the lives of the related fixed maturities as an adjustment to the yield using the effective interest method. The Company recorded no allowance for credit losses associated with the certificates of deposit as of December 31, 2024 and 2023.

Short-term Bank Deposits

The short-term bank deposits will mature between January 2025 and December 2025. Short-term bank deposits consist of bank deposits with original maturities of one year or less, and long-term deposits that have a remaining maturity of less than one year. These deposits are recorded at amortized cost. Interest income from these deposits is recognized and reported within interest income. The Company recorded no allowance for credit losses associated with the short-term certificates of deposit as of December 31, 2024 and 2023.

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

Long-term Investments

The Company’s long-term investments include equity investments in an affiliate in which it does not have a controlling financial interest, but has the ability to exercise more than minor influence over the operating and financial policies of the investee. The investment is accounted for using the equity method of accounting in accordance with ASC Topic 323, Investments—Equity Method and Joint Ventures (“ASC 323”). Under the equity method, the Company initially records its investments at fair value. The Company subsequently adjusts the carrying amount of the investment to recognize the Company’s proportionate share of the equity investee’s net income or loss after the date of investment. The Company evaluates the equity method investment for impairment under ASC 323. An impairment loss on the equity method investments is recognized in losses when the decline in value is determined to be other-than-temporary. No impairment charge was recognized for the years ended December 31, 2024 and 2023.

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

Accounts and note receivables, net, consisted of the following at the dates indicated (in thousands):

	December 31,
	2024	2023
Accounts receivable	$19,798	$15,204
Note receivable	4,373	389
Allowance for credit losses	(209)	(41)
Accounts and note receivables, net	$23,962	$15,552

Changes in the allowance for credit losses as of December 31, 2024 and 2023 consisted of the following (in thousands):

	2024	2023
Balance, beginning of year	$(41)	$(124)
Provision for allowance for credit losses	(177)	—
Recoveries collected and write-off	7	82
Foreign currency translation adjustments	2	1
Balance, end of year	$(209)	$(41)

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

Intangible Assets, Net

Intangible assets acquired separately are measured upon initial recognition at cost. The useful lives of intangible assets are assessed to be either finite or indefinite. Intangible assets with finite lives, consisting primarily of patents, technological know-how and computer software, are subsequently amortized over the useful economic life and assessed for impairment whenever there is an indication that the intangible asset may be impaired. Nonrefundable advance payments for intangible assets are capitalized in “other assets, noncurrent” and will be recognized as intangible assets when the Company obtains the control of the underlying asset. As of December 31, 2024, the Company had paid $0.7 million to obtain the drug registration certificate for nintedanib and the advance payment was included in “other assets, noncurrent”.

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

Impairment of Long-Lived Assets

Long-lived assets, including property and equipment, finite-lived intangible assets, ROU assets and land use rights, are reviewed for possible impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. The evaluation is performed at the asset group level, i.e., the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. Recoverability of these assets is measured by a comparison of the carrying amounts of an asset group to the future undiscounted cash flows the assets are expected to generate from the use and eventual disposition. If such a review indicates the carrying amount of the asset group is not recoverable, an impairment loss shall be measured as the amount by which the carrying amount of an asset group exceeds its fair value. Any impairment loss is allocated to the long-lived assets of the group on a pro rata basis using the relative carrying amounts of those assets, except that the carrying amount of an individual asset shall not be reduced below its fair value. Calculating the fair value of the assets involves significant estimates and assumptions. These estimates and assumptions include, among others, projected future cash flows, risk-adjusted discount rates, future economic and market conditions, and the determination of appropriate market comparables. Changes in these factors and assumptions used can materially affect the amount of impairment loss recognized in the period the asset was considered impaired. The Company did not record any impairment of long-lived assets as of December 31, 2024 and 2023.

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

Sale of Pharmaceutical Products

The Company mainly sells its pharmaceutical products to distributors in the PRC, who ultimately sell the products to hospitals, other medical institutions and pharmacies. Revenue from the sale of pharmaceutical products is recognized at the point in time when control of the product is transferred to the customer upon delivery of the underlying products.

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

The Company did not recognize any contract assets as of December 31, 2024 and 2023.

Contract liabilities

Contract liabilities are recognized when the payments are received from customers before the Company transfers the related goods or services. Contract liabilities are recognized as revenue when the Company performs under the contract (i.e., transfers control of the related goods or services to the customer). As of

December 31, 2024, the Company’s Contract liability balance was $61,000. Contract liability balance was $39,000 as of December 31, 2023 which has been recognized as revenue during the year ended December 31, 2024.

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

Advertising Cost

Advertising costs are expensed when incurred. Such costs approximated $10.7 million and $10.5 million for the 2024 and 2023 fiscal years, respectively. Advertising costs are included in selling expenses on the consolidated statements of operations and comprehensive income (loss).

Government Grants

Government grants are recognized at their fair value where there is reasonable assurance that the grant will be received, and all attaching conditions will be complied with. When the grant relates to an expense item, it is recognized as income on a systematic basis over the periods that the costs, for which it is intended to compensate, are expensed. Where the grant relates to an asset, the fair value is credited to a deferred income account and is released to profit or loss over the expected useful life of the relevant asset by equal annual installments or deducted from the carrying amount of the asset and released to profit or loss by way of a reduced depreciation charge. Grant income is included within other income in the consolidated statements of operations and comprehensive income (loss).

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

Foreign Currency Translation and Remeasurement

The functional currency of the Company is the US Dollar. The local currency of foreign operations, except for those in highly inflationary economies, generally are considered to be their functional currency. The functional currency of Gyre Pharmaceuticals is RMB. The determination of the respective functional currency is based on the criteria stated in ASC Topic 830, Foreign Currency Matters. The Company uses the U.S. Dollar as its reporting currency.

Assets and liabilities are translated at foreign exchange rates on the balance sheet date. Equity amounts are translated at historical exchange rates. Revenue and expenses are translated at the average foreign exchange rates. The effects of these translation adjustments are reported within accumulated other comprehensive income in the consolidated balance sheets and consolidated statements of convertible preferred stock and equity, with the translation gain (loss) shown as a separate component of other comprehensive income (loss) in the accompanying consolidated statements of operations and comprehensive income (loss). During the years ended December 31, 2024 and December 31, 2023, the Company had translation loss of $1.5 million and $1.5 million, respectively.

Foreign currency gains and losses arising from transactions denominated in a currency other than the functional currency of the entity involved are included within other income (expense), net in the consolidated statements of operations and comprehensive income (loss). The foreign currency transaction gains or losses for the years ended December 31, 2024 and 2023 were immaterial.

Foreign Currency Risk

The RMB is not a freely convertible currency. The State Administration for Foreign Exchange, under the authority of the People’s Bank of China, controls the conversion of RMB into other currencies. The value of the RMB is subject to changes in central government policies and to international economic and political developments affecting supply and demand in the China Foreign Exchange Trading System market. 62.4% of the Company’s cash and cash equivalents, and 100.0% of the Company’s short-term bank deposits and long-term certificates of deposit as of December 31, 2024 in the amount of $7.4 million, $14.9 million and $24.6 million, respectively, were denominated in RMB.

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

In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative. ASU 2023-06 modifies the disclosure or presentation requirements of a variety of Topics in the Codification. Certain of the amendments represent clarifications to or technical corrections of the current requirements. Because of the variety of Topics amended, a broad range of entities may be affected by one or more of those amendments. Many of the amendments allow users to more easily compare entities subject to the SEC’s existing disclosures with those entities that were not previously subject to the SEC’s requirements. Also, the amendments align the requirements in the Codification with the SEC’s regulations. For entities subject to the SEC’s existing disclosure requirements and for entities required to file or furnish financial statements with or to the SEC in preparation for the sale of or for purposes of issuing securities that are not subject to contractual restrictions on transfer, the effective date for each amendment will be the date on which the SEC’s removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective, with early adoption prohibited. For all other entities, the amendments will be effective two years later. The amendments in this update should be applied prospectively. For all entities, if by June 30, 2027, the SEC has not removed the applicable requirement from Regulation S-X or Regulation S-K, the pending content of the related amendment will be removed from the Codification and will not become effective for any entity. The Company is currently evaluating the potential impact this standard will have on its consolidated financial statements and related disclosures.

In November 2024, the FASB issued ASU No. 2024-03, Disaggregation of Income Statement Expenses (Subtopic 220-40). The ASU requires the disaggregated disclosure of specific expense categories, including purchases of inventory, employee compensation, depreciation, and amortization, within relevant income statement captions. This ASU also requires disclosure of the total amount of selling expenses along with the definition of selling expenses. The ASU is effective for annual periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Adoption of this ASU can either be applied prospectively to consolidated financial statements issued for reporting periods after the effective date of this ASU or retrospectively to any or all prior periods presented in the consolidated financial statements. Early adoption is also permitted. This ASU will likely result in the required additional disclosures being included in our consolidated financial statements, once adopted. The Company is currently evaluating the provisions of this ASU.

3.	Fair Value Measurements and Financial Instruments

For a description of the fair value hierarchy and fair value methodology, see Note 2 — Summary of Significant Accounting Policies. As of December 31, 2024, the Company’s highly liquid money market funds are included within cash equivalents.

The following tables present the fair value hierarchy for financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2024 and 2023 (in thousands):

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Financial assets
Money market funds(1)	$3,300	$—	$—	$3,300
Receivable from GCBP	—	—	4,961	4,961
Total financial assets	$3,300	$—	$4,961	$8,261

Financial liabilities
CVR derivative liability	$—	$—	$4,961	$4,961
Warrant liability, noncurrent	—	—	5,668	5,668
Total financial liabilities	$—	$—	$10,629	$10,629

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Financial assets
Money market funds(1)	$5,860	$—	$—	$5,860
Long-term receivable from GCBP	—	—	4,722	4,722
Total financial assets	$5,860	$—	$4,722	$10,582

Financial liabilities
CVR derivative liability	$—	$—	$4,722	$4,722
Warrant liability, noncurrent	—	—	12,835	12,835
Total financial liabilities	$—	$—	$17,557	$17,557

(1) Included in cash and cash equivalents on accompanying consolidated balance sheet.

The carrying amounts of cash, accounts and note receivables, net, other receivables, accounts payable, due to related parties, CVR excess closing cash payable, and accrued liabilities approximate their fair values due to their short maturities.

During the years ended December 31, 2024 and 2023, there were no transfers of fair value measurement between Level 1 and Level 2 and no transfers into or out of Level 3 for both financial assets and liabilities.

Receivable from GCBP and CVR Derivative Liability

The receivable from GCBP and the corresponding CVR derivative liability relate to the asset purchase agreement with GCBP. The fair value of this receivable and derivative liability is based on significant unobservable inputs, which represent Level 3 measurements within the fair value hierarchy. These unobservable inputs include the probability of GCBP meeting its contractual payment obligations, the timing of cash flows, and the expected recovery rate of the receivable. The estimation process incorporates GCBP’s financial condition and market conditions that could impact its ability to fulfill obligations. Additionally, the selection of the discount rate (currently estimated at 5.05%) may fluctuate over time. The estimated fair value of the receivable from GCBP and CVR derivative liability was determined based on the anticipated amount and timing of projected cash flows to be received from GCBP pursuant to the GCBP asset purchase agreement discounted to their present values using an estimated discount rate of 5.05%. As of December 31, 2024, the Company expects to receive a $5.0 million hold-back payment from GCBP in the first quarter of 2025, which will be distributed, net of expenses, to the CVR Holders. The change in fair value of the receivable from GCBP and the corresponding CVR derivative liability was recorded in interest and other income, net on the consolidated statement of operations and comprehensive income (loss).

Warrant Liability

In October 2023, Catalyst entered into a Securities Purchase Agreement for a private placement with GNI USA (the “Private Placement”). The Private Placement closed immediately following the Contributions on October 30, 2023. Upon closing of the Private Placement, the Company issued 811 shares of Convertible Preferred Stock and 811 Preferred Stock Warrants to purchase shares of Convertible Preferred Stock to GNI for an aggregate purchase price of approximately $5.0 million. The Preferred Stock Warrants are immediately exercisable at an exercise price of $4,915.00 per share of Convertible Preferred Stock and expire on October 30, 2033. The number of shares of Common Stock issuable upon exercise and conversion of the Preferred Stock Warrants is 540,666. The Company accounted for the Private Placement as a non-arm's length transaction. The Preferred Stock Warrants were initially recognized at fair value upon issuance and the remaining proceeds from the Private Placement were allocated to the Convertible Preferred Stock.

The Preferred Stock Warrants are freestanding financial instruments classified as a warrant liability on the Company’s consolidated balance sheet. The fair value of the Preferred Stock Warrants is subject to uncertainty due to unobservable inputs, including the expected volatility of the Company’s stock price, the likelihood of warrant exercise, and the estimated term of the warrants. Since there is limited market activity for the Preferred Stock Warrants, their fair value is determined using an option pricing model, which incorporates subjective inputs such as the Company’s stock price volatility, derived from historical and peer company data, as well as management’s expectations regarding future performance. As these assumptions evolve due to market conditions or company specific factors, the warrant liability may experience fluctuations. The Preferred Stock Warrants are revalued each reporting period with the change in fair value recorded as change in fair value of warrant liability in other income (expense), net on the consolidated statement of operations and comprehensive income (loss).

The fair value of the warrant liability is estimated based on the Black-Scholes option pricing model using the following weighted-average assumptions:

Share price	$12.1
Exercise price	$4,915.00
Dividend yield	—
Risk-free interest	4.54%
Term (years)	8.83
Expected volatility	83.00%

The following table sets forth the changes in the estimated fair value of the Company’s Level 3 financial assets and liabilities (in thousands):

	Long-term receivable from GCBP	CVR derivative liability	Warrant liability
Balance at December 31, 2022	$—	$—	$—
Additions in the period	4,683	4,683	3,574
Changes in fair value	39	39	9,261
Balance at December 31, 2023	4,722	4,722	12,835
Changes in fair value	239	239	(7,167)
Balance at December 31, 2024	$4,961	$4,961	$5,668

Financial Instruments

Cash equivalents and held-to-maturity debt securities consisted of the following (in thousands):

December 31, 2024	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds (cash equivalents)	$3,300	$—	$—	$3,300
Short-term bank deposits	14,858	—	—	14,858
Long-term certificates of deposit	24,568	—	—	24,568
Total financial assets	$42,726	$—	$—	$42,726
Classified as:
Cash and cash equivalents				$3,300
Short-term bank deposits				14,858
Long-term certificates of deposit				24,568
Total financial assets				$42,726

December 31, 2023	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds (cash equivalents)	$5,860	$—	$—	$5,860
Long-term certificates of deposit	23,431	—	—	23,431
Total financial assets	$29,291	$—	$—	$29,291
Classified as:
Cash and cash equivalents				$5,860
Long-term certificates of deposit				23,431
Total financial assets				$29,291

The fair value and amortized cost of the Company's held-to-maturity debt securities and redemption date were as follows:

	December 31, 2024
	Amortized Cost	Fair Value
Due in one year	$14,858	$14,858
Due in one to five years	24,568	24,568
Total	$39,426	$39,426

Interest income from the short-term bank deposits is recognized on an accrual basis over the term of the deposits. The accrued interest income for the periods ended December 31, 2024 and 2023 was $0.4 million and $0, respectively.

Interest income from the long-term certificates of deposit is recognized on an accrual basis over the term of the deposits. The accrued interest income for the periods ended December 31, 2024 and 2023 was $0.6 million and $0.6 million, respectively.

4.	Balance Sheet Components

Inventories, net

Inventories, net of reserves of $4,000 and $46,000 as of December 31, 2024 and 2023, respectively, consisted of the following components (in thousands):

	December 31,
	2024	2023
Raw materials	$794	$919
Work in progress	2,929	1,997
Finished goods	2,614	1,365
Inventories, net	$6,337	$4,281

The provision for inventory and write-downs for the years ended December 31, 2024 and 2023 were immaterial.

Accrued expenses and other current liabilities

Accrued expenses and other liabilities consist of the following (in thousands):

	December 31,
	2024	2023
Accrued payroll and welfare	$4,765	$5,790
Payable to PPE suppliers	1,219	1,336
Accrued expenses - general and administrative	1,005	1,190
Accrued sales discount	908	903
Payable to selling expense suppliers	900	820
Employee reimbursement	737	648
Accrued professional services	667	837
Deferred government grants	95	40
Accrued expenses - research and development	57	161
Other accrued liabilities	262	210
Accrued expenses and other current liabilities	$10,615	$11,935

Deferred government grants

Deferred government grants represent funds provided by the government for research and development, construction of new facilities, or improvement of existing production facilities. The amount of deferred government grants as of December 31, 2024 and 2023, is net of the amount recognized as government grant income. During the years ended December 31, 2024 and 2023, the Company received $0.9 million and $1.1 million government grants, respectively. During the years ended December 31, 2024 and 2023, the Company recognized $0.1 million and $1.0 million of government grant income within other income in the consolidated statements of operations and comprehensive income (loss), respectively.

Summarized below are deferred government grants as of December 31, 2024 and 2023 (in thousands):

	December 31,
	2024	2023
Government grants for property and equipment, included in accrued expenses and other current liabilities	$95	$40
Current deferred government grants	95	40
Government grants for property and equipment	928	213
Non-current deferred government grants	928	213
Total deferred government grants	$1,023	$253

Property and equipment, net

Property and equipment, net consisted of the following (in thousands):

	December 31,
	2024	2023
Buildings	$18,980	$12,289
Construction in progress	222	7,875
Machinery and electronic devices	9,442	6,598
Furniture and fixtures	653	606
Motor vehicles	182	185
Property and equipment, gross	29,479	27,553
Less: Accumulated depreciation	(5,599)	(4,265)
Property and equipment, net	$23,880	$23,288

Depreciation expense was $1.3 million and $1.0 million for each of the years ended December 31, 2024 and 2023, respectively.

Long-Term Investment Measured Under Equity Method

On June 28, 2024, Gyre Pharmaceuticals entered into a partnership agreement as a limited partner with other investors and is obligated to pay $4.2 million for an 18.93% equity interest in the partnership. Pursuant to the partnership agreement, Gyre Pharmaceuticals, as a limited partner, shall not participate in any activities related to the management of the investment business. However, Gyre Pharmaceuticals may appoint a member to the advisory committee of the partnership. As of December 31, 2024, the Company's total investment into the partnership and the carrying value of the Company’s long-term investment in this affiliate, which was included in “Other assets, noncurrent” in the balance sheet, was $1.7 million and $1.6 million, respectively.

5.	Intangible Assets

The gross carrying amounts and accumulated amortization of the Company’s intangible assets with determinable lives as of December 31, 2024 and 2023 were as follows (in thousands):

	December 31, 2024
	Gross carrying amount	Accumulated amortization	Intangible assets, net
Intangible assets with finite lives:
Technological know-how	$423	$(303)	$120
Computer software	278	(125)	153
Total intangible assets	$701	$(428)	$273

	December 31, 2023
	Gross carrying amount	Accumulated amortization	Intangible assets, net
Intangible assets with finite lives:
Technological know-how	$430	$(290)	$140
Computer software	171	(106)	65
Total intangible assets	$601	$(396)	$205

Intangible assets are carried at cost less accumulated amortization and impairment, if applicable, and the amortization expense is recorded in operating expenses. The weighted average amortization period for the intangible assets as of December 31, 2024 is 4.04 years.

Amortization expense was $38,000 and $0.1 million for each of the years ended December 31, 2024, and 2023, respectively. Based on finite-lived intangible assets recorded as of December 31, 2024, the estimated future amortization expense is as follows (in thousands):

Estimated Amortization Expense
2025	$59
2026	59
2027	55
2028	27
2029	26
Thereafter	47
Total	$273

6.	Revenue

The Company’s product revenues were mainly generated from the sale of ETUARY. Sales of ETUARY accounted for 99.3% and 98.9% of total revenue for the years ended on December 31, 2024 and 2023, respectively.

Sales of Pharmaceutical Products

The Company generates revenue mostly through sales of ETUARY and certain generic drugs. The distributors were the Company’s direct customers, and sales to distributors accounted for 100.0% of revenue from ETUARY. The distributors sell ETUARY to outlets, including hospitals and other medical institutions, as well as pharmacies.

Product returns to date have not been significant and the Company has not considered it necessary to record a reserve for product returns. The Company’s product revenues were recognized at a point in time when the underlying product was delivered to the customer, which was when the customer obtained control of the product. Revenue from sales of pharmaceutical products was $105.8 million and $113.5 million for the years ended December 31, 2024 and 2023, respectively. All sales are generated in the PRC.

The Company’s sales by product categories for the years ended December 31, 2024 and 2023 are as follows (in thousands):

	Year ended December 31,
	2024	2023
Sales of Pharmaceutical Products	$105,757	$113,450
Total	$105,757	$113,450

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

The Minority Holder Contributions were treated as an equity transaction, where the Company obtained additional indirect interest and maintained its control in Gyre Pharmaceuticals.

8.	Restructuring

Prior to the Contributions, CPI entered into a CP U.S. Share Purchase Agreement with GNI USA and divested almost all of its assets other than its 56.0% indirect ownership interest in Gyre Pharmaceuticals. GNI USA is the parent company of Gyre. In connection with the transaction, the Company recorded a receivable in the amount of $0.8 million included in other receivables from GNI on the consolidated balance sheet as of December 31, 2023 and recognized a loss of $2.7 million during the year ended December 31, 2023, included in divestiture losses of the consolidated statements of operations and comprehensive income (loss).

9.	Leases

Operating leases

In April 2024, Gyre Pharmaceuticals entered into a lease arrangement for its new corporate headquarters, an approximately 2,130 square meter office space in Beijing, PRC, which lease is set to expire in June 2027. In 2022, Gyre Pharmaceuticals secured a lease for an office space of approximately 180 square meters in Zhengzhou, PRC, which was renewed in July 2024 and is set to expire in August 2026. In November 2024, Gyre Pharmaceuticals secured a new lease for an office space of approximately 224 square meters in Shanghai, China, with the lease set to expire in December 2026. In November 2023, the Company secured a lease for its U.S. headquarters in San Diego, California, with the lease set to expire in the first quarter of 2027.

The Company also has multiple short-term leased properties used as offices and employee dormitories. The Company recorded a total of $68,000 and $89,000 short-term rent expenses during the years ended December 31, 2024 and 2023, respectively. The short-term rent expense amounts are recorded in operating expenses in the accompanying consolidated statements of operations and comprehensive income (loss).

As of December 31, 2024, the Company recorded an aggregate ROU asset of $1.8 million and an aggregate lease liability of $1.6 million in the accompanying consolidated balance sheets.

Rent expense related to operating leases was $0.7 million and $0.5 million for the years ended December 31, 2024, and 2023, respectively. Variable lease payments for the years ended December 31, 2024 and 2023 were immaterial.

Supplemental cash flow information related to operating leases was as follows (in thousands):

	Year Ended December 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating lease	$872	$573

The present value assumptions used in calculating the present value of the lease payments were as follows:

	Year Ended December 31,
	2024	2023
Weighted-average remaining lease term	2.3 years	2.2 years
Weighted-average discount rate	4.76%	4.78%

As of December 31, 2024, undiscounted future minimum payments under the Company’s operating leases were as follows (in thousands):

Amount
2025	$782
2026	631
2027	279
Total undiscounted lease payments	1,692
Less: imputed interest	(94)
Total lease liabilities	1,598
Less: current portion of lease liabilities	(713)
Lease liabilities, net of current portion	$885

The Company is required to maintain security deposits of $0.3 million in connection with various leases, which amounts are included in other assets, noncurrent on the Company’s consolidated balance sheets.

Land use rights

As of December 31, 2024, the Company held land use rights for two land parcels in Beijing’s Shunyi District, expiring in 2053, and in Cangzhou, Hebei Province, expiring from 2067 to 2071. These parcels, with a combined area of approximately 66,559 square meters, are utilized as manufacturing facilities. As of December 31, 2024, the aggregate recorded land use rights, net assets for these parcels was $1.4 million.

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

Common stock reserved for future issuance is as follows:

	December 31,
	2024		2023
Convertible Preferred Stock issued and outstanding	—		8,767,332
Preferred Stock Warrants issued and outstanding	540,666		540,666
Options issued and outstanding	18,077,869	[1]	18,280,548
Total Common Stock reserved	18,618,535		27,588,546

[1] Includes 7,304,898 options exercisable for shares of common stock, which underlying shares of common stock were transferred in the name of the Company to Futu Network Technology Limited, the stock plan administrator of the 2023 Omnibus Incentive Sub-Plan for Chinese Participants.

2024 ATM Program

On November 27, 2024, Gyre Therapeutics, Inc. entered into an Open Market Sale Agreement (the “ATM Agreement”) with Jefferies LLC (the “Sales Agent”) as sales agent, pursuant to which the Company may offer and sell, from time to time, through the Sales Agent, shares of Common Stock with aggregate gross sales proceeds of up to $50.0 million through an at-the-market offering program (the “ATM Program”). The Company will pay the Sales Agent a commission of up to 3% of the gross proceeds of any shares sold. The Company also agreed to reimburse the Sales Agent for certain expenses incurred in connection with its services under the ATM Agreement, including up to $135,000 for legal expenses in connection with the establishment of the ATM Program. During the year ended and as of December 31, 2024, the Company sold 70,267 shares of Common Stock under ATM Program and received net proceeds of $0.8 million, after deducting commissions and offering costs of $0.02 million.

Sales of shares of Common Stock under the ATM Program may be made pursuant to the registration statement on Form S-3 (File No. 333-283237), which was declared effective by the SEC on November 22, 2024, and a related prospectus supplement filed with the SEC on November 27, 2024.

Restricted Net Assets

Under PRC laws and regulations, Gyre Pharmaceuticals is subject to restrictions on foreign exchange and cross-border cash transfers, including to parent companies and U.S. stockholders. The ability to distribute earnings to the parent companies and U.S. stockholders is also limited. Current PRC regulations permit Gyre Pharmaceuticals to pay dividends to BJC only out of its accumulated profits as determined in accordance with PRC accounting standards and regulations. Amounts restricted include paid-in capital and the statutory reserves of Gyre Pharmaceuticals. The aggregate amounts of restricted capital and statutory reserves, which represented the amount of net assets of the relevant subsidiaries not available for distribution were $64.3 million and $64.3 million as of December 31, 2024 and 2023, respectively.

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

There were no appropriations to these reserves during the years ended December 31, 2024 and 2023.

11.	Convertible Preferred Stock

In December 2022, Catalyst issued an aggregate of 12,340 shares of Convertible Preferred Stock to GNI Japan and GNI HK in connection with the F351 Asset Acquisition (see Note 1 — Organization and Nature of Operations), which were subsequently transferred to GNI USA in October 2023.

In October 2023, immediately following the closing of the Contributions, the Company issued 811 shares of Convertible Preferred Stock and 811 Preferred Stock Warrants to GNI USA under the Private Placement. For additional information, see Note 3 — Fair Value Measurements and Financial Instruments.

In November 2023, GNI USA provided notice to the Company to convert its 13,151 shares of Convertible Preferred Stock. Each share of Convertible Preferred Stock was convertible into approximately 666.67 shares of common stock. On January 22, 2024, subject to the terms and conditions of the Convertible Preferred Stock Certificate of Designation, 8,767,332 shares of Common Stock were issued to GNI USA upon such conversion.

12.	Stock Based Compensation

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

The following table summarizes stock option activity considering the conversion of Gyre Pharmaceuticals options to Gyre options to purchase shares of Gyre common stock upon completion of the Contributions:

	Number of Shares Underlying Outstanding Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (thousands)
Outstanding — December 31, 2023	18,280,548	$1.49	6.9	$444,197
Options granted	680,732	$10.00
Options exercised	(874,328)	$2.13
Options forfeited and cancelled	(9,083)	$16.24
Outstanding — December 31, 2024	18,077,869	$1.75	6	$190,377
Vested and exercisable — December 31, 2024	17,458,607	$1.48	5.9	$189,054

The weighted-average grant date fair value of options granted was $7.25 and $5.45 per share for the years ended December 31, 2024 and 2023, respectively.

The aggregate intrinsic value of options exercised during the years ended December 31, 2024 and 2023 was $9.6 million and $0.1 million, respectively.

The fair value of all equity awards that vested during the periods ended December 31, 2024 and 2023 was $0.5 million and $4.5 million, respectively.

Cash received from the exercise of options was approximately $1.9 million and $0 for the years ended December 31, 2024 and 2023, respectively.

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

The fair value of employee stock options granted was estimated using the following weighted-average assumptions:

	Year Ended December 31,
	2024	2023
Expected volatility (%)	84.10-84.30	84.30-84.30
Risk-free interest rate (%)	3.64-4.22	3.82-4.77
Expected option life (in years)	5.3-6.1	5.0-5.8
Expected dividend yield (%)	—	—
Weighted average share price of the Company (USD per share)	$10.00	$6.93

Total stock-based compensation recognized was as follows (in thousands):

	Year Ended December 31,
	2024	2023
Cost of revenues	$—	$52
Selling and marketing	—	344
Research and development	—	481
General and administrative	831	6,404
Total	$831	$7,281

As of December 31, 2024, the Company had an unrecognized stock-based compensation expense of $4.2 million, related to unvested stock option awards, which is expected to be recognized over an estimated weighted-average period of 3.12 years.

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

In June 2023, Catalyst fully settled the CVR payments related to the Vertex asset purchase agreement.

In February 2023, Catalyst sold its legacy rare bleeding disorder program to GCBP. As a result, the Company distributed the net cash proceeds received from the GCBP asset sale of $0.2 million to the CVR Holders as well as recorded a $4.5 million long-term CVR derivative liability for the future distribution of the hold-back amount to be received in May 2025. As of December 31, 2024 and 2023, the carrying value of the CVR derivative liability was $5.0 million and $4.7 million on the consolidated balance sheet, respectively. Refer to Note 3 — Fair Value Measurements and Financial Instruments for additional information regarding the CVR derivative liability and GCBP asset sale.

On October 30, 2023, pursuant to the CVR Agreement, the Company recorded a $1.1 million CVR excess closing cash payable upon closing of the Contributions. During the first quarter of 2024, the Company received a settlement related to the CVR litigation, and on August 26, 2024, it distributed approximately $12.6 million (or $0.40 per contingent value right) to the CVR Holders. Subsequent to the payment, the CVR Holders have received all requisite cash payable under the CVR Agreement and there are no outstanding distributions.

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

Purchasing Commitments

Property and Equipment

The Company’s commitments related to purchase of property and equipment contracted but not yet reflected in the consolidated financial statements were $1.4 million as of December 31, 2024 and were expected to be incurred within one year.

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

Under the F351 Transfer Agreement, in exchange for the F351 IP Rights, Gyre Pharmaceuticals is obligated to pay GNI Group $4.6 million upon submission of the F351 New Drug Application (the “NDA”) to Center for Drug Evaluation of the National Medical Products Administration (the “NMPA”) of the PRC, $1.2 million after the NDA passes the NMPA’s Center for Food and Drug Review and Inspection’s on-site registration inspection for the F351 product, and $6.9 million upon NMPA’s approval of the NDA. As of December 31, 2024, the payment conditions have not been met, and no payments have been made.

Research and Development Programs

In addition to the F351 program, as of December 31, 2024, the Company has committed to allocate $20.3 million toward future research and development activities for various programs.

Indemnification Agreements

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

14.	Income Taxes

The components of the Company’s provision for income taxes for the years ended December 31, 2024 and 2023 consist of the following (in thousands):

	Year Ended December 31,
	2024	2023
Current income tax provision:
Federal	$—	$—
State	2	6
Foreign - PRC	6,320	9,343
Total current income tax provision	$6,322	$9,349

Deferred income tax provision:
Federal	$—	$—
State	—	—
Foreign - PRC	(1,002)	(834)
Total deferred income tax provision	$(1,002)	$(834)
Total income tax provision	$5,320	$8,515

The reconciliation of the federal statutory income tax rate to the Company’s effective tax rate for the years ended December 31, 2024 and 2023 are as follows:

	Year Ended December 31,
	2024	2023
Tax computed at federal statutory rate	21.00%	21.00%
Rate difference due to different jurisdiction	3.87%	-2.43%
Preferential income tax rate for HNTE	-9.48%	3.19%
Non-deductible expense – Operating	6.64%	-6.28%
Non-deductible expense – acquisition related	0.00%	-22.16%
R&D Super-deduction	-3.40%	1.45%
Valuation allowance change	3.13%	-4.37%
ESOP	1.13%	-0.55%
Other	0.02%	-0.76%
Effective tax rate	22.91%	-10.91%

Significant components of the Company’s deferred tax assets as of December 31, 2024 and 2023 consist of the following (in thousands):

	Year Ended December 31,
	2024	2023
Deferred tax assets:
Accruals and reserves	$407	$2,811
Contract liabilities	153	39
Net operating loss carry forwards	41,714	40,669
Tax credit carry forwards	4,463	4,463
Fixed and intangible assets	15,385	15,332
Impact from foreign corporations	8,754	4,590
Capitalized transaction costs	430	658
Lease liabilities	288	98
Deferred income tax assets before valuation allowance	71,594	68,660
Deferred tax liability – ROU assets	(296)	(108)
Deferred tax liability – Fixed assets	(74)	(84)
Less: valuation allowance	(65,605)	(63,773)
Deferred tax assets, net	$5,619	$4,695

The movements of the valuation allowance are as follows (in thousands):

	2024	2023
Balance at the beginning of the year	$(63,773)	$—
Changes of valuation allowances	(1,832)	(63,773)
Balance at the end of the year	$(65,605)	$(63,773)

Based on the available objective evidence on December 31, 2024, the Company does not believe it is more likely than not that its net deferred tax assets will be realizable for US tax purposes. Accordingly, the Company has provided a full valuation allowance against its net deferred tax assets on December 31, 2024 for U.S. tax purposes.

As of December 31, 2024, after consideration of certain limitations (see below), the Company had approximately $193.4 million federal and $13.9 million state net operating loss carryforwards (“NOL”) available to reduce future taxable income which, if unused, will begin to expire in 2037 for federal and 2034 for state tax purposes. The federal net operating loss carryforward includes $191.9 million that have an indefinite life.

As of December 31, 2024, the Company also had tax credit carry forwards available to offset future tax liabilities of approximately $8,000 for federal and $7.5 million for state. If unused, the federal credit will begin to expire in 2042 and the state tax credit does not expire.

If the Company experiences a greater than 50 percentage point aggregate change in ownership over a three-year period (a Section 382 ownership change), utilization of its pre-change NOL carryforwards are subject to annual limitation under Section 382 of the Internal Revenue Code (California has similar provisions). The annual limitation is determined by multiplying the value of the Company’s stock immediately before such ownership change by the applicable long-term tax-exempt rate. Such limitations may result in expiration of a portion of the NOL carryforwards before utilization. The Company determined that ownership changes under Section 382 occurred on December 31, 2007, August 20, 2015, April 13, 2017, February 15, 2018, February 18, 2020, and December 26, 2022. Approximately $156.5 million and $75.2 million of the NOLs will expire unutilized for federal and California state income tax purposes, respectively. The Company has derecognized NOL related deferred tax assets in the tax affected amounts of $32.9 million and $0 for federal and California state income tax purposes, respectively through the year ended December 31, 2024.

All of the federal R&D credits could expire unutilized, whereas none of the California R&D credits are subject to expiration. Approximately $26.0 million of gross federal R&D credit-related deferred tax assets were derecognized due to the Section 383 limitation. The ability of the Company to use its remaining NOL and credit carryforwards may be further limited if the Company experiences a Section 382 ownership change as a result of future changes in its stock ownership.

Accounting for Uncertainty in Income Taxes

The Company only recognizes tax benefits if it is more likely than not that they will be sustained upon audit by the relevant tax authority based upon their technical merits. An uncertain tax position will not be recognized if it has less than a 50% likelihood of being sustained.

The Company had approximately $1.9 million of unrecognized tax benefits as of December 31, 2024. As the Company has a full valuation allowance on its deferred tax assets, the unrecognized tax benefits have reduced the deferred tax assets and the valuation allowance in the same amount. The Company does not expect the amount of unrecognized tax benefits to materially change in the next twelve months.

A reconciliation of the beginning and ending balance of the unrecognized tax benefits is as follows (in thousands):

Beginning Balance on January 1, 2023	$—
Increase related to business combination on October 30, 2023	1,883
Increase/(Decrease) of unrecognized tax benefits taken in prior years	—
Increase/(Decrease) of unrecognized tax benefits related to current year	—
Ending Balance on December 31, 2023	1,883
Increase/(Decrease) of unrecognized tax benefits taken in prior years	—
Increase/(Decrease) of unrecognized tax benefits related to current year	—
Ending Balance on December 31, 2024	$1,883

Interest and penalties related to unrecognized tax benefits would be included as income tax expense in the Company’s consolidated statements of operations. As of December 31, 2024 and 2023, the Company had not recognized any tax-related penalties or interest in its consolidated financial statements.

The Company files income tax returns in the United States federal, California, and Florida for tax year 2023. The Company filed an initial return in 2022 in Florida and final returns in 2021 in Kansas, Missouri and New Jersey state jurisdictions. The Company is not currently under examination by income tax authorities in federal, state or other jurisdictions. As of December 31, 2024 and 2023, the Company had no uncertain tax positions which affected its financial position as its results of operations or its cash flow for US tax purposes, and will continue to evaluate for uncertain tax positions in the future. The Company is subject to United States federal and state income tax examinations by authorities for all tax years due to accumulated net operating losses that are being carried forward for tax purposes.

According to the PRC Tax Administration and Collection Law, the statute of limitations is three years if the underpayment of taxes is due to computational errors made by the taxpayer or the withholding agent. The statute of limitations is extended to five years under special circumstances where the underpayment of taxes is more than RMB100 thousand. In the case of transfer pricing issues, the statute of limitations is 10 years. There is no statute of limitations in the case of tax evasion. The income tax returns of the Company’s PRC subsidiaries for the years from 2019 to 2024 are open to examination by the PRC tax authorities.

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

The Company does not have a plan of repatriation of earnings from non-US subsidiaries to the Company. However, to the extent the Company will not permanently reinvest in its PRC business, a deferred tax liability of approximately $8.3 million as of December 31, 2024 related to PRC withholding taxes on repatriation of Gyre Pharmaceuticals’ earnings (i.e., the Company’s primary operating subsidiary in the PRC) would need to be recorded.

15.	Related Party Transactions

Research and development with GNI Group

Research and development fees paid to GNI Group during the year ended December 31, 2024 were $0.2 million. No research and development fees were paid to GNI Group during the year ended December 31, 2023.

As of December 31, 2024 and 2023, the Company had a $0.2 million and $1.4 million related parties payable due to GNI Group, respectively.

Other receivables from GNI Group

As of December 31, 2024, the Company had recorded $0.2 million in other receivables from GNI Group, of which $0.2 million was from CPI’s restructuring transaction (see Note 8). As of December 31, 2023, the Company had recorded $1.3 million in other receivables from GNI Group, of which $0.8 million was from CPI’s restructuring transaction (see Note 8) and $0.5 million was from Gyre’s cost sharing with GNI Group.

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

The following table sets forth the computation of EPS attributable to common stockholders, basic and diluted (in thousands, except share and per share data):

	Year Ended December 31,
	2024	2023
Numerator:
Net income (loss)	$17,898	$(85,480)
Less: Allocation of undistributed earnings to noncontrolling interest	5,813	7,453
Net income (loss) attributable to common stockholders - basic	$12,085	$(92,933)
Less: Change in fair value of warrant liability	7,167	—
Net income (loss) attributable to common stockholders - diluted	$4,918	$(92,933)

Denominator:
Basic common shares outstanding:
Weighted average common shares outstanding	85,094,948	65,831,675
Weighted average shares used in calculating net income (loss) per share attributable to common stockholders, basic	85,094,948	65,831,675

Dilutive potential common shares:
Weighted average of common stock options	$16,407,847	$—
Weighted average of Convertible Preferred Stock (as converted)	528,442	—
Weighted average of Preferred Stock Warrants (as converted)	262,289	—
Weighted average shares used in calculating net income (loss) per share attributable to common stockholders, diluted	102,293,526	65,831,675

Net income (loss) per share attributable to common stockholders:
Basic	$0.14	$(1.41)
Diluted	$0.05	$(1.41)

Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	December 31,
	2024	2023
Options to purchase common stock	896,960	18,280,548
Convertible Preferred stock (as converted)	—	8,767,332
Preferred Stock Warrants (as converted)	—	540,666
Total	896,960	27,588,546

17.	Employee Benefit Plans

Mainland China Contribution Plan

Pursuant to relevant PRC regulations, the Company is required to make contributions to various defined contribution plans organized by municipal and provincial PRC governments. The contribution for each employee is based on a percentage of the employee’s current compensation as required by the local government. The contributions are charged to profit or loss as they become payable in accordance with the rules of the central pension scheme. The total contributions for such employee benefits were $5.1 million and $4.3 million for the years ended December 31, 2024, and 2023, respectively.

Defined-Contribution Savings Plan

In the U.S., the Company maintains a defined-contribution savings plan pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended. The plan is available to employees who meet the minimum age and length of service requirements. The contributions made during the year ended December 31, 2024 and 2023 were immaterial.

18.	Segment Information

The Company is a consolidated entity comprised of two distinct operating segments: Gyre Pharmaceuticals and Gyre after the Contributions. The Company’s reportable segments are based upon internal organizational structure, the manner in which operations are managed, the criteria used by the CODM to evaluate segment performance, the availability of separate financial information, and overall materiality considerations. All Gyre’s operations are within the U.S., while all of Gyre Pharmaceuticals’ operations are in mainland China.

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

Gyre

Gyre is a biopharmaceutical company focused on the development and commercialization of F351 for the treatment of MASH-associated liver fibrosis in the United States. Other than the IP associated with F351 in the U.S., Gyre has no other product candidates since the Company sold all of its legacy IP assets prior to the closing of the Contributions. Subsequent to the closing of the Contributions, Gyre has not generated any revenue.

Other

Other represents the financial information from other subsidiaries, consisting of mainly CPI, GNI HK, and Continent Pharmaceuticals U.S., Inc. During the year ended December 31, 2023, prior to the Contributions, CPI divested almost all of its assets other than its 56.0% indirect ownership interest in Gyre Pharmaceuticals (see Note 8 – Restructuring).

Segment information for the years ended December 31, 2024 and 2023 is as follows (in thousands):

	Year Ended December 31, 2024
	Gyre Pharmaceuticals	Gyre	Other	Consolidated
Revenues	$105,757	$—	$—	$105,757
Cost of revenues	3,884	—	—	3,884
Gross profit	101,873	—	—	101,873
Operating expenses excluding cost of revenues:
Selling and marketing	57,511	—	—	57,511
Research and development	11,224	800	—	12,024
General and administrative	11,051	5,056	2	16,109
Loss on disposal of property and equipment	66	—	—	66
Total operating expenses excluding cost of revenues	79,852	5,856	2	85,710
Income (Loss) from operations	22,021	(5,856)	(2)	16,163
Interest income, net	1,321	232	(6)	1,547
Other expense, net	(1,329)	(336)	6	(1,659)
Change in fair value of warrant liability	—	7,167	—	7,167
Income tax expense	(5,318)	(2)	—	(5,320)
Net income (loss)	$16,695	$1,205	$(2)	$17,898

Supplemental Disclosure of stock-based compensation expense
Cost of revenues	$—	$—	$—	$—
Selling and marketing	—	—	—	—
Research and development	—	—	—	—
General and administrative	—	831	—	831
Stock-based compensation total	$—	$831	$—	$831

	Year Ended December 31, 2023
	Gyre Pharmaceuticals	Gyre	Other		Consolidated
Revenues	$113,450	$—	$—		$113,450
Cost of revenues	4,636	—	—		4,636
Gross profit	108,814	—	—		108,814
Operating expenses excluding cost of revenues:
Selling and marketing	61,159	—	—		61,159
Research and development	13,698	82	—		13,780
General and administrative	8,872	5,214	576	(1)	14,662
Acquired in-process research and development	—	83,104	—		83,104
Divestiture losses	—	—	2,711	(2)	2,711
Loss on disposal of property and equipment	628	—	—		628
Total operating expenses excluding cost of revenues	84,357	88,400	3,287		176,044
Income (Loss) from operations	24,457	(88,400)	(3,287)		(67,230)
Interest income, net	1,044	—	—		1,044
Other expense, net	(1,246)	(272)	—		(1,518)
Change in fair value of warrant liability	—	(9,261)	—		(9,261)
Income tax expense	(8,509)	(6)	—		(8,515)
Net income (loss)	$15,746	$(97,939)	$(3,287)		$(85,480)

Supplemental Disclosure of stock-based compensation expense
Cost of revenues	$52	$—	$—		$52
Selling and marketing	344	—	—		344
Research and development	481	—	—		481
General and administrative	1,916	4,488	—		6,404
Stock-based compensation total	$2,793	$4,488	$—		$7,281

(1) $0.6 million represents legal expense recorded in CPI during the year ended December 31, 2023.

(2) $2.7 million represents divestiture losses. See Note 8 for details.

The table below presents total assets as of December 31, 2024 and 2023.

	December 31, 2024
	Gyre Pharmaceuticals	Gyre	Other	Consolidated
Total assets	$114,248	$10,790	$368	$125,406

	December 31, 2023
	Gyre Pharmaceuticals	Gyre	Other	Consolidated
Total assets	$101,761	$13,865	$913	$116,539

The table below only includes cash outflows for the purchase of property and equipment and excludes non-cash activities.

	Year Ended December 31, 2024
	Gyre Pharmaceuticals	Gyre	Other	Consolidated
Purchase of property and equipment	$(2,301)	$(14)	$—	$(2,315)

	Year Ended December 31, 2023
	Gyre Pharmaceuticals	Gyre	Other	Consolidated
Purchase of property and equipment	$(8,517)	$—	$—	$(8,517)

Additional Financial Information of Parent Company

Financial Statements Schedule I

Gyre Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except shares and per share amounts)

	December 31, 2024	December 31, 2023
Assets
Current assets:
Related party receivables	$768	$768
Total current assets	768	768
Investment in subsidiaries	64,313	49,709
Total assets	$65,081	$50,477
Liabilities, convertible preferred stock, and stockholders’ equity
Current liabilities:
Due to related parties	$538	$538
Accrued expenses and other current liabilities	1,224	1,242
Total current liabilities:	1,762	1,780
Convertible Preferred Stock, $0.001 par value, 5,000,000 shares authorized; nil shares and 13,151 shares issued and outstanding at December 31, 2024 and 2023, respectively	—	64,525
Stockholders’ equity (deficit):
Common stock, $0.001 par value, 400,000,000 shares authorized; 86,307,544 shares and 76,595,616 shares issued and outstanding at December 31, 2024 and 2023, respectively	86	77
Additional paid-in capital	136,185	68,179
Statutory reserve	3,098	3,098
Accumulated deficit	(73,453)	(85,538)
Accumulated other comprehensive loss	(2,597)	(1,644)
Total stockholders’ equity (deficit)	63,319	(15,828)
Total liabilities, convertible preferred stock, and stockholders’ equity (deficit)	$65,081	$50,477

The accompanying notes are an integral part of these condensed consolidated financial statements.

Gyre Therapeutics, Inc.

Condensed Consolidated Statements of Operations

(In thousands)

	Year Ended December 31,
	2024	2023
Operating expenses:
General and administrative	$105	$605
Divestiture losses	—	2,711
Loss before equity in income of subsidiaries	105	3,316
Equity in income (loss) of subsidiaries	12,190	(89,617)
Net income (loss)	$12,085	$(92,933)
Other comprehensive loss, net of tax of nil:
Foreign currency translation adjustments	(953)	(837)
Comprehensive income (loss)	$11,132	$(93,770)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Gyre Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2024	2023
Operating Activities
Net income (loss)	$12,085	$(92,933)
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Equity (income) loss of subsidiaries	(12,190)	89,617
Divestiture losses	—	2,711
Changes in operating assets and liabilities:
Due to related parties	—	533
Net cash provided by operating activities	(105)	(72)
Effect of exchange rate changes on cash and cash equivalents	105	72
Net change in cash and cash equivalents	—	—
Cash and cash equivalents at beginning of the period	—	—
Cash and cash equivalents at end of period	$—	$—

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
4.
As of December 31, 2024 and 2023, there were no material contingencies, significant provisions of long-term obligations, mandatory dividend or redemption requirements of redeemable stocks or guarantees of the parent company.