Form 10-Q
period 2025-03-31
GYRE THERAPEUTICS, INC.
filed 2025-05-09
CIK 1124105

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 1, 2025, the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 93,757,602, which includes 5,656,561 shares of common stock issued in the name of the registrant to a stock plan administrator of the registrant (see Note 8 — Stockholders’ Equity).

GYRE THERAPEUTICS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Gyre Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	March 31, 2025	December 31, 2024
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$15,045	$11,813
Short-term bank deposits	14,846	14,858
Notes receivable	2,138	4,373
Accounts receivables, net	20,150	19,589
Other receivables from GNI	230	230
Inventories, net	7,878	6,337
Receivable from GCBP	—	4,961
Prepaid assets and other current assets	8,161	2,625
Total current assets	68,448	64,786
Property and equipment, net	23,518	23,880
Intangible assets, net	5,083	273
Deferred tax assets	5,818	5,619
Long-term certificates of deposit	21,367	24,568
Other assets, noncurrent	5,556	6,280
Total assets	$129,790	$125,406
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$122	$108
Contract liabilities	28	61
Due to related parties	228	227
Accrued expenses and other current liabilities	17,239	10,615
Income tax payable	569	2,831
Operating lease liabilities, current	805	713
CVR derivative liability	—	4,961
Total current liabilities	18,991	19,516
Operating lease liabilities, noncurrent	780	885
Deferred government grants	905	928
Warrant liability, noncurrent	3,413	5,668
Other noncurrent liabilities	1,399	7
Total liabilities	25,488	27,004
Commitments and Contingencies (Note 12)
Stockholders’ equity:
Common stock, $0.001 par value, 400,000,000 shares authorized; 87,636,209 shares and 86,307,544 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	87	86
Additional paid-in capital	138,179	136,185
Statutory reserve	3,098	3,098
Accumulated deficit	(70,755)	(73,453)
Accumulated other comprehensive loss	(2,486)	(2,597)
Total Gyre stockholders’ equity	68,123	63,319
Noncontrolling interest	36,179	35,083
Total equity	104,302	98,402
Total liabilities and stockholders' equity	$129,790	$125,406

The accompanying notes are an integral part of these condensed consolidated financial statements.

Gyre Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Revenues	$22,058	$27,172
Operating expenses:
Cost of revenues	894	979
Selling and marketing	10,841	12,542
Research and development	3,095	2,182
General and administrative	4,955	3,398
Total operating expenses	19,785	19,101
Income from operations	2,273	8,071
Other income, net:
Change in fair value of warrant liability	2,255	4,288
Other income, net	107	122
Income before income taxes	4,635	12,481
Provision for income taxes	(901)	(2,546)
Net income	3,734	9,935
Net income attributable to noncontrolling interest	1,036	2,403
Net income attributable to common stockholders	$2,698	$7,532
Net income per share attributable to common stockholders:
Basic	$0.03	$0.09
Diluted	$0.00	$0.03
Weighted average shares used in calculating net income per share attributable to common stockholders:
Basic	86,420,530	83,265,879
Diluted	101,970,672	102,594,197

Other comprehensive income:
Net income	$3,734	$9,935
Foreign currency translation adjustments	171	(141)
Comprehensive income	3,905	9,794
Net income attributable to noncontrolling interest	1,036	2,403
Foreign currency translation adjustments attributable to noncontrolling interest	60	(49)
Comprehensive income attributable to noncontrolling interest	1,096	2,354
Comprehensive income attributable to common stockholders	$2,809	$7,440

The accompanying notes are an integral part of these condensed consolidated financial statements.

Gyre Therapeutics, Inc.

Condensed Consolidated Statements of Convertible Preferred Stock and Equity

(In thousands, except share amounts)

(Unaudited)

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Statutory		Accumulated Other Comprehensive	Total Gyre Stockholders’	Non-controlling	Total
	Shares	Amount	Shares	Amount	Capital	Reserve	Accumulated Deficit	Loss	Equity (Deficit)	Interest	Equity
Balance at December 31, 2024	—	$—	86,307,544	$86	$136,185	$3,098	$(73,453)	$(2,597)	$63,319	$35,083	$98,402
Stock-based compensation expense	—	—	—	—	507	—	—	—	507	—	507
Stock options exercised	—	—	1,273,931	1	955	—	—	—	956	—	956
Issuance of Common Stock in ATM program	—	—	54,734	—	509	—	—	—	509	—	509
CVR liability settlement	—	—	—	—	25	—	—	—	25	—	25
Deferred Offering Costs Amortization	—	—	—	—	(2)	—	—	—	(2)	—	(2)
Foreign currency translation adjustments	—	—	—	—	—	—	—	111	111	60	171
Net income	—	—	—	—	—	—	2,698	—	2,698	1,036	3,734
Balance at March 31, 2025	—	$—	87,636,209	$87	$138,179	$3,098	$(70,755)	$(2,486)	$68,123	$36,179	$104,302

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Statutory		Accumulated Other Comprehensive	Total Gyre Stockholders’	Non-controlling	Total
	Shares	Amount	Shares	Amount	Capital	Reserve	Accumulated Deficit	Loss	(Deficit) Equity	Interest	Equity
Balance at December 31, 2023	13,151	$64,525	76,595,616	$77	$68,179	$3,098	$(85,538)	$(1,644)	$(15,828)	$29,777	$13,949
Stock-based compensation expense	—	—	—	—	11	—	—	—	11	—	11
Stock options exercised	—	—	60,297	—	492	—	—	—	492	—	492
Convertible preferred stock conversion	(13,151)	(64,525)	8,767,333	8	64,517	—	—	—	64,525	—	64,525
Foreign currency translation adjustments	—	—	—	—	—	—	—	(92)	(92)	(49)	(141)
Net income	—	—	—	—	—	—	7,532	—	7,532	2,403	9,935
Balance at March 31, 2024	—	$—	85,423,246	$85	$133,199	$3,098	$(78,006)	$(1,736)	$56,640	$32,131	$88,771

The accompanying notes are an integral part of these condensed consolidated financial statements.

Gyre Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Operating Activities
Net income	$3,734	$9,935
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	507	11
Equity in loss of unconsolidated affiliate	19	—
Depreciation and amortization	535	415
Noncash lease expense	197	119
Deferred income taxes, net	(191)	(313)
Bad debt expense and other non-cash items	188	(7)
Accrued interest on certificates of deposit	483	(234)
Change in fair value of long-term receivable	(39)	(58)
Change in fair value of derivative liabilities	39	58
Change in fair value of warrant liability	(2,255)	(4,288)
Loss on disposal of property and equipment	—	3
Changes in operating assets and liabilities:
Notes receivable	2,243	32
Accounts receivable	(722)	(31)
Inventories	(1,541)	(666)
Prepaid and other assets	(5,541)	(1,524)
Income tax payable	(2,266)	1,423
Accounts payable	14	(23)
Accrued expenses and other liabilities	4,442	(1,968)
Net proceeds from CVR liability settlement	25	—
Net cash (used in) provided by operating activities	(129)	2,884
Investing Activities
Acquisition of intangible assets	(699)	—
Purchase of certificates of deposit	(8,403)	(7,039)
Purchase of property and equipment	(122)	(231)
Proceeds from sale of equipment	1	50
Maturity of certificates of deposit	11,190	—
Net cash provided by (used in) investing activities	1,967	(7,220)
Financing Activities
Deferred Offering costs	(121)	—
Proceeds from the exercise of stock options	956	658
Proceeds from the issuance of common stock in ATM program	509	—
Net cash provided by financing activities	1,344	658
Effect of exchange rate changes on cash and cash equivalents	50	(46)
Net increase (decrease) in cash and cash equivalents	3,232	(3,724)
Cash and cash equivalents at beginning of the period	11,813	33,509
Cash and cash equivalents at end of the period	$15,045	$29,785

Supplemental Disclosure of Non-Cash Financing and Investing Activities:
Convertible preferred stock conversion	$—	$64,525
Non-cash acquisition of property and equipment through prepaid conversion	$—	$453
Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$3,359	$1,436

The accompanying notes are an integral part of these condensed consolidated financial statements.

Gyre Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	Nature of Operations and Liquidity

Description of Business

Gyre Therapeutics, Inc. (the “Company” or “Gyre”), formerly known as Catalyst Biosciences, Inc. (“Catalyst”), is a commercial-stage biotechnology company originally incorporated in Delaware on March 7, 1997 under the name Targacept, Inc.

The Company holds a 65.2% indirect interest in Beijing Continent Pharmaceuticals Co., Ltd. (d/b/a Gyre Pharmaceuticals Co., Ltd., “Gyre Pharmaceuticals”), a commercial-stage biopharmaceutical company registered and established in the People’s Republic of China (“PRC”) in 2002. The majority shareholder of Gyre is GNI USA, Inc. (“GNI USA”), which is indirectly wholly owned by GNI Group Ltd. (“GNI Japan”). Gyre is a financially sustainable commercial-stage biotechnology company with a proven track record of success in developing and commercializing small-molecule anti-inflammatory and anti-fibrotic drugs targeting organ diseases, focusing specifically on organ fibrosis. Fibrotic diseases represent a large patient population with significant unmet medical needs.

Liquidity

For the three months ended March 31, 2025, the Company had a net income of $3.7 million, while net cash used in operating activities was $0.1 million. As of March 31, 2025, the Company had an accumulated deficit of $70.8 million and cash and cash equivalents of $15.0 million. Based on the Company’s current operating plan, management believes that existing cash and cash equivalents, cash flows from operations, and access to capital markets will be sufficient to fund the Company’s operating activities and obligations for at least 12 months following the issuance of these condensed consolidated financial statements.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of the Company and its controlled subsidiaries. All intercompany accounts and transactions among consolidated entities were eliminated upon consolidation. The condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and following the requirements of the Securities and Exchange Commission (the “SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted. These condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the Company’s condensed consolidated financial information. These condensed consolidated results of operations and cash flows for any interim period are not necessarily indicative of the results to be expected for the year ending December 31, 2025, or for any other future annual or interim period.

The accompanying condensed consolidated financial statements and related financial information should be read in conjunction with the consolidated financial statements filed with the Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 17, 2025 (the “Annual Report”).

Reclassifications

Certain prior period balances have been reclassified to conform to the current period presentation in the condensed consolidated financial statements and the accompanying notes.

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

Noncontrolling Interest

The Company reports noncontrolling interest (“NCI”) in a subsidiary as a separate component of equity in the condensed consolidated balance sheets. Additionally, the Company reports the portion of net income and comprehensive income attributed to the Company and NCI separately in the condensed consolidated statements of operations and comprehensive income.

Segments

Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. The measure of segment profit or loss is reported on the income statement as consolidated net income. The CODM uses net income to evaluate income generated from segment assets in deciding whether to reinvest profits and monitor budget versus actual results in assessing performance of the segment. The Company’s CODM, as a group, includes Gyre’s Chief of Executive Officer (“CEO”), Gyre Pharmaceuticals’ General Manager, Gyre's Chief Operating Officer, and the Chairman of Gyre’s Board of Directors (“Gyre’s Board”). The Company has determined that it operates in two distinct operating segments and has two reportable segments.

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

In May 2015, a new Deposit Insurance System (“DIS”) managed by the People’s Bank of China was implemented by the Chinese government. Deposits in the licensed banks in mainland China are protected by DIS, up to a limit of Chinese Renminbi (“RMB”) 500,000, or approximately $69,655, based on the March 31, 2025 spot exchange rate. The Company maintains cash and deposits at commercial banks in excess of the amount protected by DIS and the Federal Deposit Insurance Corporation and in the event of bankruptcy of one of these financial institutions, the Company may be unable to claim its deposits back in full. Management believes that these financial institutions are of high credit quality and continually monitors the creditworthiness of these financial institutions. As of March 31, 2025 and December 31, 2024, the Company had cash and cash equivalents of $15.0 million and $11.8 million, and long-term certificates of deposit of $21.4 million and $24.6 million, respectively. In addition, the Company had short-term bank deposits of $14.8 million and $14.9 million as of March 31, 2025 and December 31, 2024, respectively.

For the periods ended March 31, 2025 and December 31, 2024, cash and cash equivalents, short-term bank deposits and long-term certificates of deposits exceeded the PRC DIS coverage by $45.9 million and $46.3 million, respectively.

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

Concentration of Customer Risk

For the three months ended March 31, 2025, the Company had three customers, Sinopharm Group Co., Ltd. ("Sinopharm"), China Resources Pharmaceutical Group Ltd. (“Resources Pharmaceutical”), and Shanghai Pharmaceuticals Holding Co., Ltd. (“Shanghai Pharmaceuticals”), who accounted for approximately 50.3%, 15.5% and 12.4% of total revenue, respectively. For the three months ended March 31, 2024, the Company had three customers, Sinopharm, Resources Pharmaceutical, and Shanghai Pharmaceuticals, who accounted for approximately 47.3%, 17.2% and 11.1% of total revenue, respectively. All customers are located in mainland China.

As of March 31, 2025 and December 31, 2024, the Company had one customer Sinopharm, who accounted for approximately 53.5% and 54.3% of accounts receivable, respectively.

Foreign Currency Risk

The RMB is not a freely convertible currency. The State Administration for Foreign Exchange, under the authority of the People’s Bank of China, controls the conversion of RMB into other currencies. The value of the RMB is subject to changes in central government policies and to international economic and political developments affecting supply and demand in the China Foreign Exchange Trading System market. 68.0% of the Company’s cash and cash equivalents, and 100% of the Company’s short-term bank deposits and long-term certificates of deposit as of March 31, 2025, in the amount of $10.2 million, $14.8 million, and $21.4 million, respectively, were denominated in RMB.

Accounting Pronouncements Recently Adopted

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures (Topic 740). The ASU requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as additional information on income taxes paid. The ASU became effective on a prospective basis for annual periods beginning after December 15, 2024. Early adoption is permitted. The Company adopted this standard as of January 1, 2025. The adoption of this ASU did not have any material impact on the Company’s quarterly condensed consolidated financial statements.

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

In November 2024, the FASB issued ASU No. 2024-03, Disaggregation of Income Statement Expenses (Subtopic 220-40). The ASU requires the disaggregated disclosure of specific expense categories, including purchases of inventory, employee compensation, depreciation, and amortization, within relevant income statement captions. This ASU also requires disclosure of the total amount of selling expenses along with the definition of selling expenses. The ASU is effective for annual periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. In January 2025, the FASB issued ASU 2025-01, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40) - Clarifying the Effective Date to clarify the effective date of ASU 2024-03 for non-calendar year-end entities. ASU 2024-03 is effective for the Company's fiscal year 2028, and interim periods starting in fiscal year 2029. Early adoption is permitted. The amendments in this ASU are to be applied retrospectively to any or all prior periods presented in the consolidated financial statements. Early adoption is also permitted. This ASU will likely result in the required additional disclosures being included in our consolidated financial statements, once adopted. The Company is currently assessing the impact of the disclosure requirements on its consolidated financial statements.

3.	Fair Value Measurements and Financial Instruments

For a description of the fair value hierarchy and the Company’s fair value methodology, see Note 2 — Summary of Significant Accounting Policies in the Annual Report. There were no significant changes in these methodologies during the three months ended March 31, 2025. As of March 31, 2025, the Company’s highly liquid money market funds are included within cash equivalents.

The following tables present the fair value hierarchy for assets and liabilities measured at fair value on a recurring basis as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds(1)	$3,686	$—	$—	$3,686
Total financial assets	$3,686	$—	$—	$3,686

Financial liabilities:
Warrant liability, noncurrent	—	—	3,413	3,413
Total financial liabilities	$—	$—	$3,413	$3,413

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds(1)	$3,300	$—	$—	$3,300
Receivable from GCBP	—	—	4,961	4,961
Total financial assets	$3,300	$—	$4,961	$8,261

Financial liabilities:
CVR derivative liability	$—	$—	$4,961	$4,961
Warrant liability, noncurrent	—	—	5,668	5,668
Total financial liabilities	$—	$—	$10,629	$10,629

(1)
Included in cash and cash equivalents on the accompanying condensed consolidated balance sheets.

The carrying amounts of cash, accounts and note receivables, net, other receivables, accounts payable, due to related parties, CVR excess closing cash payable, and accrued liabilities approximate their fair values due to the short maturities.

During the three months ended March 31, 2025 and the year ended December 31, 2024, there were no transfers of fair value measurement between Level 1 and Level 2 and no transfers into or out of Level 3 for both financial assets and liabilities. As of March 31, 2025, the Company had fully settled the CVR liability and collected all outstanding amounts related to CVR receivables.

Receivable from GCBP and CVR Derivative Liability

The receivable from GC Biopharma Corp. (“GCBP”) and the corresponding CVR derivative liability relate to the asset purchase agreement with GCBP. The fair value of this receivable and derivative liability is based on significant unobservable inputs, which represent Level 3 measurements within the fair value hierarchy. These unobservable inputs include the probability of GCBP meeting its contractual payment obligations, the timing of cash flows, and the expected recovery rate of the receivable. The estimation process incorporates GCBP’s financial condition and market conditions that could impact its ability to fulfill obligations. Additionally, the selection of the discount rate (currently estimated at 5.05%) may fluctuate over time. The estimated fair value of the receivable from GCBP and CVR derivative liability was determined based on the anticipated amount and timing of projected cash flows to be received from GCBP pursuant to the GCBP asset purchase agreement discounted to their present values using an estimated discount rate of 5.05%. As of March 31, 2025, the Company has received a $5.0 million hold-back payment from GCBP and, after deducting expenses, distributed the net amount to the CVR Holders. The change in fair value of the receivable from GCBP and the corresponding CVR derivative liability was recorded in interest and other income, net on the condensed consolidated statement of operations and comprehensive income.

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

The Preferred Stock Warrants are freestanding financial instruments classified as a warrant liability on the Company’s condensed consolidated balance sheet. The fair value of the Preferred Stock Warrants is subject to uncertainty due to unobservable inputs, including the expected volatility of the Company’s stock price, the likelihood of warrant exercise, and the estimated term of the warrants. Since there is limited market activity for the Preferred Stock Warrants, their fair value is determined using an option pricing model, which incorporates subjective inputs such as the Company’s stock price volatility, derived from historical and peer company data, as well as management’s expectations regarding future performance. As these assumptions evolve due to market conditions or company specific factors, the warrant liability may experience fluctuations. The Preferred Stock Warrants are revalued each reporting period with the change in fair value recorded as change in fair value of warrant liability in other income, net on the consolidated statement of operations and comprehensive income.

The fair value of the warrant liability is estimated based on the Black-Scholes option pricing model using the following weighted-average assumptions:

	March 31, 2025	December 31, 2024
Share price	$7.72	$12.10
Exercise price	$4,915.00	$4,915.00
Dividend yield	—%	—%
Risk-free interest	4.08%	4.54%
Term (years)	8.58	8.83
Expected volatility	83.00%	83.00%

The following table sets forth the changes in the estimated fair value of the Company’s Level 3 financial assets and liabilities (in thousands):

	Receivable	CVR derivative	Warrant
	from GCBP	liability	liability
Balance at December 31, 2024	$4,961	$4,961	$5,668
Changes in fair value	39	39	(2,255)
Change due to settlements	(5,000)	(5,000)	—
Balance at March 31, 2025	$—	$—	$3,413

Financial Instruments

Cash equivalents and held-to-maturity debt securities consisted of the following (in thousands):

March 31, 2025	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Money market funds (cash equivalents)	$3,686	$—	$—	$3,686
Short-term bank deposits	14,846	—	—	14,846
Long-term certificates of deposit	21,367	—	—	21,367
Total financial assets	$39,899	$—	$—	$39,899
Classified as:
Cash and cash equivalents				$3,686
Short-term bank deposits				14,846
Long-term certificates of deposit				21,367
Total financial assets				$39,899

December 31, 2024	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Money market funds (cash equivalents)	$3,300	$—	$—	$3,300
Short-term bank deposits	14,858	—	—	14,858
Long-term certificates of deposit	24,568	—	—	24,568
Total financial assets	$42,726	$—	$—	$42,726
Classified as:
Cash and cash equivalents				$3,300
Short-term bank deposits				14,858
Long-term certificates of deposit				24,568
Total financial assets				$42,726

The fair value and amortized cost of the Company's held-to-maturity debt securities and redemption date were as follows:

	March 31, 2025
	Amortized Cost	Fair Value
Due in one year	$14,846	$14,846
Due in one to five years	21,367	21,367
Total	$36,213	$36,213

Interest income from the short-term bank deposits is recognized on an accrual basis over the term of the deposits. The accrued interest income for the three months ended March 31, 2025 and 2024 was $0.1 million and $0.1 million, respectively.

Interest income from the long-term certificates of deposit is recognized on an accrual basis over the term of the deposits. The accrued interest income for the three months ended March 31, 2025 and 2024 was $0.1 million and $0.1 million, respectively.

4.	Balance Sheet Components

Inventories, net

Inventories, net of reserves of $12 thousand and $4 thousand as of March 31, 2025 and December 31, 2024, respectively, consisted of the following components (in thousands):

	March 31, 2025	December 31, 2024
Raw materials	$1,169	$794
Work in progress	3,428	2,929
Finished goods	3,281	2,614
Inventories, net	$7,878	$6,337

The provision for inventory and write-downs for the periods ended March 31, 2025 and December 31, 2024 were immaterial.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31, 2025		December 31, 2024
Withholding individual income tax on Employee Stock Options	$4,304	(1)	$—
Accrued payroll and welfare	4,234		4,765
Payable to PPE & intangible asset suppliers	3,260		1,219
Payable to selling expense suppliers	2,542		900
Accrued expenses - general and administrative	1,076		1,005
Accrued sales discount	699		908
Accrued expenses - research and development	528		57
Accrued professional services	227		667
Deferred government grants	95		95
Employee reimbursement	3		737
Other accrued liabilities	271		262
Accrued expenses and other current liabilities	$17,239		$10,615

(1)
This amount represents individual income tax withheld on employee stock option exercises, payable to the tax authorities on behalf of employees.

Accounts and Note Receivables, Net

Accounts and note receivables, net consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Accounts receivable	$20,547	$19,798
Note receivable	2,138	4,373
Allowance for credit losses	(397)	(209)
Accounts and note receivables, net	$22,288	$23,962

Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Buildings	$19,006	$18,980
Construction in progress	249	222
Machinery and electronic devices	9,495	9,442
Furniture and fixtures	662	653
Motor vehicles	183	182
Property and equipment, gross	29,595	29,479
Less: Accumulated depreciation	(6,077)	(5,599)
Property and equipment, net	$23,518	$23,880

Long-Term Investment Measured Under Equity Method

On June 28, 2024, Gyre Pharmaceuticals entered into a partnership agreement as a limited partner with other investors and is obligated to pay $4.2 million for an 18.93% equity interest in the partnership. In April 2025, a new investor joined the partnership agreement, and as a result, Gyre Pharmaceuticals’ equity interest was adjusted to 18.35%. Pursuant to the partnership agreement, Gyre Pharmaceuticals, as a limited partner, shall not participate in any activities related to the management of the investment business. However, Gyre Pharmaceuticals may appoint a member to the advisory committee of the partnership.

As of March 31, 2025 and December 31, 2024, the Company's total investment into the partnership and the carrying value of the Company’s long-term investment in this affiliate, which was included in “Other assets, noncurrent” on the balance sheet, were $1.7 million and $1.6 million, respectively.

5.	Intangible Assets

Intangible assets with finite lives consist primarily of patents, technological know-how, computer software, and technology rights. Technology rights refer to the intellectual property (“IP”) associated with Nintedanib, which were obtained upon the successful transfer of the marketing authorization holder following approval by the PRC National Medical Products Administration (the “NMPA”) in March 2025. As of March 31, 2025, the Company recognized the total consideration for the Nintedanib technology rights in the amount of RMB 35.0 million, or approximately $4.9 million, based on the March 31, 2025 spot exchange rate.

The gross carrying amounts and accumulated amortization of the Company’s intangible assets with determinable lives as of March 31, 2025 and December 31, 2024 were as follows (in thousands):

	March 31, 2025
	Gross carrying amount	Accumulated amortization	Intangible assets, net
Intangible assets with finite lives:
Technological know-how	$424	$(308)	$116
Computer software	278	(136)	142
Technology rights	4,876	(51)	4,825
Total intangible assets	$5,578	$(495)	$5,083

	December 31, 2024
	Gross carrying amount	Accumulated amortization	Intangible assets, net
Intangible assets with finite lives:
Technological know-how	$423	$(303)	$120
Computer software	278	(125)	153
Technology rights	—	—	—
Total intangible assets	$701	$(428)	$273

Intangible assets are carried at cost less accumulated amortization and impairment, if applicable, and the amortization expense is recorded in operating expenses. The weighted average amortization period for the intangible assets was 7.7 years as of March 31, 2025, compared to 4.04 years as of December 31, 2024.

Amortization expense was $67 thousand and $100 thousand for the three months ended March 31, 2025 and 2024, respectively. Based on finite-lived intangible assets recorded as of March 31, 2025, the estimated future amortization expense is as follows (in thousands):

Estimated amortization expense
2025	$502
2026	669
2027	665
2028	636
2029	635
Thereafter	1,976
Total	$5,083

6.	Revenue

The Company’s product revenues were mainly generated from the sale of ETUARY. Sales of ETUARY accounted for 98.4% and 99.2% of total revenue for the three months ended March 31, 2025 and 2024, respectively.

Sales of Pharmaceutical Products

The Company generates revenue mostly through sales of ETUARY and certain generic drugs. The distributors are the Company’s direct customers, and sales to distributors account for 100.0% of revenue from ETUARY. The distributors sell ETUARY to outlets, including hospitals and other medical institutions, as well as pharmacies.

Product returns to date have not been significant and the Company has not considered it necessary to record a reserve for product returns. The Company’s product revenues were recognized at a point in time when the underlying product was delivered to the customer, which was when the customer obtained control of the product. Revenue from sales of pharmaceutical products was $22.1 million and $27.2 million for the three months ended March 31, 2025 and 2024, respectively. All sales are generated in the PRC. Contract liabilities recognized for the three months ended March 31, 2025 were immaterial.

7.	Leases

Operating Leases

As of March 2025, Gyre Pharmaceuticals maintained leases for office spaces in the following locations: in Beijing, comprising approximately 2,130 square meters with a lease expiration in June 2027; in Zhengzhou, comprising approximately 180 square meters with a lease expiration in August 2026; in Shanghai, comprising approximately 224 square meters with a lease expiration in December 2026; and in Nanjing, comprising approximately 70 square meters with a lease expiration in February 2027. The Company also holds a lease for its U.S. headquarters in San Diego, California, which was secured in November 2023 and is set to expire in the first quarter of 2027.

The Company also has multiple short-term leased properties used as offices and employee dormitories. The Company recorded a total of $16,000 and $18,000 in short-term rent expenses during the three months ended March 31, 2025 and 2024, respectively. The short-term rent expense amounts are recorded in operating expenses in the accompanying condensed consolidated statements of operations and comprehensive income.

As of March 31, 2025, the Company recorded an aggregate right-of-use asset of $1.6 million, which amount is included in other assets, noncurrent, and an aggregate lease liability of $1.6 million in the accompanying condensed consolidated balance sheets.

For the three months ended March 31, 2025 and 2024, the Company’s operating lease expense was $0.2 million and $0.1 million, respectively. Variable lease payments for the three months ended March 31, 2025 and 2024 were immaterial.

Supplemental cash flow information related to operating leases was as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities	$47	$139

The present value assumptions used in calculating the present value of the lease payments were as follows:

	March 31, 2025	December 31, 2024
Weighted-average remaining lease term	2.1 years	2.3 years
Weighted-average discount rate	4.76%	4.76%

As of March 31, 2025, undiscounted future minimum payments under the Company’s operating leases were as follows (in thousands):

Amount
Remaining in 2025	$743
2026	638
2027	279
Total undiscounted lease payments	1,660
Less: imputed interest	(75)
Total lease liabilities	1,585
Less: current portion of lease liabilities	(805)
Lease liabilities, net of current portion	$780

The Company is required to maintain security deposits of $0.3 million in connection with various leases, which amounts are included in other assets, noncurrent on the Company’s condensed consolidated balance sheets.

Land Use Rights

As of March 31, 2025, the Company held land use rights for two land parcels in Beijing’s Shunyi District, expiring in 2053, and in Cangzhou, Hebei Province, expiring between 2067 and 2070. These parcels, with a combined area of approximately 66,559 square meters, are utilized as manufacturing facilities. As of March 31, 2025, the aggregate recorded land use rights, net assets for these parcels was $1.4 million, which amount is included in other assets, noncurrent on the Company’s condensed consolidated balance sheets.

8.	Stockholders’ Equity

Common Stock

Common stock reserved for future issuance is as follows:

	March 31, 2025		December 31, 2024
Options issued and outstanding	17,755,938	[1]	18,077,869
Preferred Stock Warrants issued and outstanding	540,666		540,666
Total common stock reserved	18,296,604		18,618,535

[1] Includes 6,030,967 options exercisable for shares of common stock, which underlying shares of common stock were transferred in the name of the Company to Futu Network Technology Limited, the stock plan administrator of the 2023 Omnibus Incentive Sub-Plan for Chinese participants.

2024 ATM Program

On November 27, 2024, Gyre Therapeutics, Inc. entered into an Open Market Sale Agreement (the “ATM Agreement”) with Jefferies LLC (the “Sales Agent”) as sales agent, pursuant to which the Company may offer and sell, from time to time, through the Sales Agent, shares of Common Stock with aggregate gross sales proceeds of up to $50.0 million through an at-the-market offering program (the “ATM Program”). The Company will pay the Sales Agent a commission of up to 3% of the gross proceeds of any shares sold. The Company also agreed to reimburse the Sales Agent for certain expenses incurred in connection with its services under the ATM Agreement, including up to $135,000 for legal expenses in connection with the establishment of the ATM Program. During the three months ended March 31, 2025, the Company sold 54,734 shares of Common Stock under ATM Program and received net proceeds of $0.5 million, after deducting commissions and offering costs of $8.6 thousand.

Sales of shares of Common Stock under the ATM Program may be made pursuant to the registration statement on Form S-3 (File No. 333-283237), which was declared effective by the SEC on November 22, 2024, and a related prospectus supplement filed with the SEC on November 27, 2024.

Restricted Net Assets

Under PRC laws and regulations, Gyre Pharmaceuticals is subject to restrictions on foreign exchange and cross-border cash transfers, including to parent companies and U.S. stockholders. The ability to distribute earnings to the parent companies and U.S. stockholders is also limited. Current PRC regulations permit Gyre Pharmaceuticals to pay dividends to BJContinent Pharmaceuticals Limited (“BJC”) only out of its accumulated profits as determined in accordance with PRC accounting standards and regulations. Amounts restricted include paid-in capital and the statutory reserves of Gyre Pharmaceuticals. The aggregate amounts of restricted capital and statutory reserves of the relevant subsidiaries not available for distribution were $64.3 million as of March 31, 2025 and December 31, 2024.

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

There were no appropriations to these reserves during the three months ended March 31, 2025 or during the year ended December 31, 2024.

9.	Convertible Preferred Stock

In December 2022, Catalyst issued an aggregate of 12,340 shares of Convertible Preferred Stock to GNI Japan and GNI Hong Kong Limited (“GNI HK”) in connection with the F351 Asset Acquisition (see Note 1 — Organization and Nature of Operations in the Annual Report), which were subsequently transferred to GNI USA in October 2023.

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

2023 Omnibus Incentive Plan

The Gyre 2023 Omnibus Incentive Plan (the “2023 Omnibus Incentive Plan”) was approved by Catalyst’s stockholders in August 2023 and ratified by Gyre’s board of directors (the “Board”) in October 2023. The 2023 Omnibus Incentive Plan became effective on October 30, 2023. The 2023 Omnibus Incentive Plan permits the Company to issue up to 17,845,496 shares of common stock and will automatically increase by the lesser of (i) 5% of the total number of outstanding shares of common stock on December 31st of the preceding calendar year and (ii) such smaller number of shares of common stock as determined by the Board on the first day of each fiscal year beginning on January 1, 2024. On January 1, 2024, pursuant to the automatic increase in the number of shares reserved, an additional 3,829,780 shares of common stock were reserved and made available for issuance under the 2023 Omnibus Incentive Plan. On January 1, 2025, pursuant to the automatic increase in the number of shares reserved, an additional 4,315,377 shares of common stock were reserved and made available for issuance under the 2023 Omnibus Incentive Plan. During the three months ended March 31, 2025, certain members of senior management were granted both awards subject solely to time-based vesting requirements and awards that are subject to the achievement of certain levels of specific performance, in addition to time-based vesting requirements (the “Performance-Based Awards”). These Performance-Based Awards are subject to the achievement of certain sales metrics and approval of F351 for commercialization. The number of Performance-Based Awards that may vest in full after two or three years ranges. The awards become eligible to vest only if the goals are achieved and will vest only if the grantee remains employed by us through each applicable vesting date.

The following table summarizes stock option activity for the three months ended March 31, 2025:

	Number of Shares Underlying Outstanding Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)
Outstanding — December 31, 2024	18,077,869	$1.75	6.0
Options granted	952,000	$10.35
Options exercised	(1,273,931)	$0.75	0.0
Options forfeited and cancelled	—
Outstanding — March 31, 2025	17,755,938	$2.28	6.2
Exercisable — March 31, 2025	16,218,519	$1.55	5.9

Valuation Assumptions

The Company estimated the fair value of time-based stock options granted using the Black-Scholes option-pricing formula and a single option award approach. Due to its limited relevant historical data, the Company estimated its volatility considering a number of factors, including the use of the volatility of comparable public companies. The expected term of options granted under the 2023 Omnibus Incentive Plan, all of which qualify as “plain vanilla” per SEC Staff Accounting Bulletin 107, is determined based on the simplified method due to the Company’s limited relevant history. The risk-free rate is based on the yield of a U.S. Treasury security with a term consistent with the option. This fair value is being amortized ratably over the requisite service periods of the awards, which is generally the vesting period.

The Company also granted performance-based stock options, which vest based on performance tied to a performance target that is deemed probable as of March 31, 2025. The grant-date fair value of these awards was determined using the Black-Scholes Option Pricing Model, which incorporates key inputs such as stock price, strike price, expected volatility, risk-free interest rate, time to expiration, and a zero dividend yield.

The following table shows the weighted-average grant date fair value of options and the assumptions used to estimate the fair value for time-based awards, and for performance-based awards during the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
Time-based and performance-based awards	2025	2024
Weighted-average grant-date fair value	$7.46	$13.13
Risk-free interest rate (%)	4.07% - 4.40%	4.2%
Expected option life (in years)	5.41 - 6.41	6.0
Expected dividend yield (%)	—%	—%
Volatility (%)	81.5% - 84.3%	84.3%

Total stock-based compensation expense recognized was as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
General and administrative	$507	$11
Total stock-based compensation expense	$507	$11

As of March 31, 2025, the Company had an unrecognized stock-based compensation expense of $10.8 million, related to unvested stock option awards, which is expected to be recognized over an estimated weighted-average period of 3.2 years.

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

The following table sets forth the computation of EPS attributable to common stockholders, basic and diluted (in thousands, except share and per share data):

	Three Months Ended March 31,
	2025	2024
Numerator:
Net income	$3,734	$9,935
Less: Allocation of undistributed earnings to noncontrolling interest	1,036	2,403
Net income attributable to common stockholders - basic	$2,698	$7,532
Less: Change in fair value of warrant liability	2,255	4,288
Net income attributable to common stockholders - diluted	$443	$3,244

Denominator:
Basic common shares outstanding:
Weighted average common shares outstanding	86,420,530	83,265,879
Weighted average shares used in calculating net income per share attributable to common stockholders, basic	86,420,530	83,265,879

Dilutive potential common shares:
Weighted average of common stock options	15,372,925	16,889,266
Weighted average of Convertible Preferred Stock (as converted)	—	2,119,575
Weighted average of Preferred Stock Warrants (as converted)	177,217	319,477
Weighted average shares used in calculating net income per share attributable to common stockholders, diluted	101,970,672	102,594,197

Net income per share attributable to common stockholders:
Basic	$0.03	$0.09
Diluted	$0.00	$0.03

Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	Three Months Ended March 31,
	2025	2024
Options to purchase common stock	1,154,866	128,027
Total	1,154,866	128,027

12.	Commitments and Contingencies

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

In February 2023, Catalyst sold its legacy rare bleeding disorder program to GCBP. As a result, the Company distributed the net cash proceeds received from the GCBP asset sale of $0.2 million to the CVR Holders as well as recorded a $4.5 million long-term CVR derivative liability for the future distribution of the hold-back amount to be received in May 2025. As of December 31, 2024, the carrying value of the CVR derivative liability was $5.0 million on the condensed consolidated balance sheet. In the first quarter of 2025 the Company received a $5.0 million hold-back payment from GCBP and, after deducting expenses, distributed the net amount to the CVR Holders. As of March 31, 2025, the Company does not have any outstanding balance related to CVR derivative liability. Refer to Note 3 — Fair Value Measurements and Financial Instruments for additional information regarding the CVR derivative liability and GCBP asset sale.

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

Purchasing Commitments

Property and Equipment

The Company’s commitments related to purchase of property and equipment contracted but not yet reflected in the condensed consolidated financial statements were $4.8 million as of March 31, 2025 and were expected to be incurred within one year.

Nintedanib IP Rights

In May 2024, the Company entered into an IP rights transfer agreement with a third party, Jiangsu Wangao Pharmaceuticals Co., Ltd., to acquire the intellectual property associated with Nintedanib (the “Nintedanib IP Rights”). The Nintedanib IP Rights are recorded as Technology rights in Intangible Assets in Note 5. As of March 31, 2025, the commercial sales of Nintedanib has not yet commenced.

According to the agreement, except for RMB 35.0 million, or approximately $4.9 million, based on the March 31, 2025 spot exchange rate, the Company is committed to additional annual payments over eight years following the commencement of commercial sales, which will be contingent consideration based on actual annual sales in future years. The contingent payment in the first year will be 5% of sales for that year minus RMB 10 million, or approximately $1.4 million, based on the March 31, 2025 spot exchange rate. The contingent payment in the second year will be 4% of sales for that year minus RMB 10 million, or approximately $1.4 million, based on the March 31, 2025 spot exchange rate. The contingent payment in the third year through the eighth year will be 3%, 2%, 2%, 1%, 1%, and 1% of sales in each year, respectively.

F351

In September 2020, Gyre Pharmaceuticals entered into an IP transfer agreement (the “F351 Transfer Agreement”) with GNI Japan and certain of its wholly owned subsidiaries (the “GNI Group”). According to the F351 Transfer Agreement, Gyre Pharmaceuticals acquired the exclusive right to use Hydronidone IP rights in mainland China and the right of first offer for the global IP rights (the “F351 IP Rights”).

Under the F351 Transfer Agreement, in exchange for the F351 IP Rights, Gyre Pharmaceuticals is obligated to pay GNI Group $4.6 million upon submission of the F351 New Drug Application (the “NDA”) to Center for Drug Evaluation of the NMPA of the PRC, $1.2 million after the NDA passes the NMPA’s Center for Food and Drug

Review and Inspection’s on-site registration inspection for the F351 product, and $6.9 million upon NMPA’s approval of the NDA. As of March 31, 2025, the payment conditions have not been met, and no payments have been made.

Research and Development Programs

In addition to the $12.7 million commitment to GNI for the F351 program, as of March 31, 2025, Gyre Pharmaceuticals has committed to allocate $20.0 million toward future research and development activities for various programs.

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

13.	Income Taxes

During the three months ended March 31, 2025 and 2024, the Company recorded the following income tax provision (in thousands) and effective tax rate:

	Three Months Ended March 31,
	2025	2024
Income tax provision	$901	$2,546
Effective tax rate	19.44%	20.40%

The change of effective tax rate for the three months ended March 31, 2025 and 2024 was primarily due to the stock-based compensation deduction expected from the exercise of employee stock options.

As of March 31, 2025, after consideration of certain limitations (see below), the Company had approximately $193.4 million federal and $13.8 million state net operating loss carryforwards (“NOL”) for U.S. tax purposes available to reduce future taxable income which, if unused, will begin to expire in 2037 for federal and 2034 for state tax purposes. The federal net operating loss carryforward includes $191.9 million that have an indefinite life.

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

Research and Development with GNI Group

No research and development fees were paid to GNI Group during the three months ended March 31, 2025 and 2024. As of March 31, 2025 and December 31, 2024, the Company had $0.2 million related parties payable due to GNI Group.

Other Receivables from GNI

As of March 31, 2025 and December 31, 2024, the Company had recorded $0.2 million in other receivables from GNI Group, all of which related to CPI’s restructuring transaction (see Note 8 — Restructuring in the Annual Report).

15.	Employee Benefit Plans

Mainland China Contribution Plan

Pursuant to relevant PRC regulations, the Company is required to make contributions to various defined contribution plans organized by municipal and provincial PRC governments. The contribution for each employee is based on a percentage of the employee’s current compensation as required by the local government. The contributions are charged to profit or loss as they become payable in accordance with the rules of the central pension scheme. The total contributions for such employee benefits were $1.3 million and $1.2 million for the three months ended March 31, 2025 and 2024, respectively.

Defined-Contribution Savings Plan

In the U.S., the Company maintains a defined-contribution savings plan pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended. The plan is available to employees who meet the minimum age and length of service requirements. The contributions made during the three months ended March 31, 2025 and the year ended December 31, 2024 were immaterial.

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

Other

Other represents the financial information from other subsidiaries, consisting of mainly CPI, GNI HK, and Continent Pharmaceuticals U.S., Inc. During the year ended December 31, 2023, prior to the Contributions, CPI divested almost all of its assets other than its 56.0% indirect ownership interest in Gyre Pharmaceuticals (see Note 8 — Restructuring in the Annual Report).

Segment information for the three months ended March 31, 2025 and 2024 is as follows (in thousands):

	Three Months Ended March 31, 2025
	Gyre Pharmaceuticals	Gyre	Other	Consolidated
Revenues	$22,058	$—	$—	$22,058
Cost of revenues	894	—	—	894
Gross profit	21,164	—	—	21,164
Operating expenses excluding cost of revenues:
Selling and marketing	10,841	—	—	10,841
Research and development	3,029	66	—	3,095
General and administrative	3,556	1,396	3	4,955
Total operating expenses excluding cost of revenues	17,426	1,462	3	18,891
Income (loss) from operations	3,738	(1,462)	(3)	2,273
Change in fair value of warrant liability	—	2,255	—	2,255
Other income, net	62	45	—	107
Income tax expense	(901)	—	—	(901)
Net income (loss)	$2,899	$838	$(3)	$3,734

Supplemental disclosure of stock-based compensation expense:
General and administrative	$78	$429	$—	$507
Stock-based compensation total	$78	$429	$—	$507

	Three Months Ended March 31, 2024
	Gyre Pharmaceuticals	Gyre	Other	Consolidated
Revenues	$27,172	$—	$—	$27,172
Cost of revenues	979	—	—	979
Gross profit	26,193	—	—	26,193
Operating expenses excluding cost of revenues:
Selling and marketing	12,542	—	—	12,542
Research and development	2,009	173	—	2,182
General and administrative	2,257	1,141	—	3,398
Total operating expenses excluding cost of revenues	16,808	1,314	—	18,122
Income (loss) from operations	9,385	(1,314)	—	8,071
Change in fair value of warrant liability	—	4,288	—	4,288
Other income, net	62	60	—	122
Income tax expense	(2,546)	—	—	(2,546)
Net income	$6,901	$3,034	$—	$9,935

Supplemental disclosure of stock-based compensation expense:
General and administrative	$—	$11	$—	$11
Stock-based compensation total	$—	$11	$—	$11

The table below presents total assets as of March 31, 2025 and December 31, 2024.

	March 31, 2025
	Gyre Pharmaceuticals	Gyre	Other	Consolidated
Total assets	$122,351	$7,074	$365	$129,790

	December 31, 2024
	Gyre Pharmaceuticals	Gyre	Other	Consolidated
Total assets	$114,248	$10,790	$368	$125,406

The table below only includes cash outflows for the purchase of property and equipment and excludes non-cash activities.

	Three Months Ended March 31, 2025
	Gyre Pharmaceuticals	Gyre	Other	Consolidated
Purchase of property and equipment	$122	$—	$—	$122

	Three Months Ended March 31, 2024
	Gyre Pharmaceuticals	Gyre	Other	Consolidated
Purchase of property and equipment	$217	$14	$—	$231

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this Quarterly Report on Form 10-Q (this “Quarterly Report”), unless otherwise specified, references to “we,” “our,” “us” and “our company” refer to Gyre Therapeutics, Inc. and our majority indirectly owned subsidiary, Beijing Continent Pharmaceuticals Co., Ltd. (d/b/a Gyre Pharmaceuticals Co., Ltd.) (“Gyre Pharmaceuticals”). The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and related notes that appear in this Quarterly Report and with the audited consolidated financial statements and related notes that are included as part of our Annual Report on Form 10-K for the year ended December 31, 2024 (the “Annual Report”).

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

Our strategy is to build on our success in the development and commercialization of ETUARY® (pirfenidone) to expand into new indications and advance our pipeline of innovative drug candidates. Pirfenidone, the first anti-fibrotic drug approved for idiopathic pulmonary fibrosis (“IPF”) in Japan, the EU, the United States, and the PRC, is a small molecule drug that inhibits the synthesis of TGF-ß1, Tumor Necrosis Factor-α, and other fibrosis and inflammation modulators. We have obtained approval for ETUARY (pirfenidone) in the PRC for IPF.

Gyre Pharmaceuticals successfully advanced pirfenidone from research and development to commercialization in the PRC for the treatment of IPF. In May 2024, Gyre Pharmaceuticals executed a comprehensive agreement with Jiangsu Wangao Pharmaceuticals Co., Ltd. to acquire the commercial rights to Nintedanib, a small-molecule drug for the treatment of IPF. With this acquisition, we acquired the other product approved for the treatment of IPF, which is currently approved globally for the treatment of IPF. Nintedanib is expected to provide patients with more choices and benefits, and further enhance Gyre Pharmaceuticals’ leading position in the pulmonary fibrosis market. In addition, Nintedanib has been approved for the treatment of patients with SSc-ILD and PF-ILD. Gyre Pharmaceutical is planning to initiate commercialization of the Nintedanib product in the PRC in the second quarter of 2025, which is to help offset declines in ETUARY sales as a result of increased competition in the IPF treatment market and the fluctuations in the Chinese economy that have weakened overall healthcare spending. We believe that this launch can drive meaningful revenue growth, expand our market penetration, and enhance brand recognition within the respiratory disease space. Additionally, the commercialization of Nintedanib aligns with our broader strategy of building a comprehensive pulmonary care portfolio, potentially creating opportunities for synergies with our existing and future product offerings. We expect to continue to invest in commercialization efforts, including market access, physician education, and patient support programs, to optimize uptake and maximize the long-term value of this product.

In addition to IPF, pirfenidone is undergoing one additional Phase 3 trial in the PRC for the treatment of pneumoconiosis to broaden its indications and market. In March 2025, we received approval from the NMPA for a clinical trial application for a new indication of pirfenidone. The approved indication is for the treatment of radiation-induced lung injury with or without immune-related pneumonitis. We are currently preparing to initiate the anticipated clinical trial.

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

Gyre Pharmaceuticals has completed a Phase 2 trial of F351 in the PRC for chronic hepatitis B (“CHB”)-associated liver fibrosis. The Phase 2 trial showed that F351 was well-tolerated without notable toxicity and patients treated showed statistically-significant improvement of liver fibrosis, with the best efficacy results achieved at 270 mg/day dosing. Based on these results, a confirmatory Phase 3 trial is ongoing in the PRC with a primary endpoint of the reduction of the liver fibrosis score (Ishak Scoring System) by at least one stage after taking F351 in combination with Entecavir. In October 2024, the last patient completed the 52-week pivotal Phase 3 trial. Gyre Pharmaceuticals has completed data collection and achieved database lock for the Phase 3 trial of Hydronidone in CHB-associated liver fibrosis, is currently reviewing such data and is on track to report topline results in the second quarter of 2025.

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

In June 2024, Gyre Pharmaceuticals received approval from the NMPA for avatrombopag maleate tablets for the treatment of TP with CLD and ITP disease indications. TP is the most common hematologic complication in patients with CLD and can be life threatening in severe cases. Avatrombopag is an oral thrombopoietin receptor agonist. Avatrombopag was approved by the U.S. Food and Drug Administration for the treatment of adults with CLD-associated TP in May 2018, and its indication was subsequently expanded to include the treatment of immune thrombocytopenia in June 2019. Gyre Pharmaceuticals acquired avatrombopag under a transfer agreement with Nanjing Healthnice Pharmaceutical Technology, Co., Ltd. (“Nanjing Healthnice”) in June 2021 and, in March 2025, initiated commercialization of the avatrombopag product in the PRC.

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

Private Placement and Securities Purchase Agreement

On October 27, 2023, we entered into the Securities Purchase Agreement for a private placement with GNI USA (the “Private Placement”). Pursuant to the Securities Purchase Agreement, GNI USA agreed to purchase (i) 811 shares of our Series X Convertible Preferred Stock, par value $0.001 per share (the “Convertible Preferred Stock”) and (ii) warrants to purchase up to 811 shares of Convertible Preferred Stock (the “Preferred Stock Warrants”) for an aggregate purchase price of $5.0 million. The Private Placement closed immediately after the closing of the Contributions.

The Preferred Stock Warrants are exercisable at an exercise price of $4,915.00 per share of Convertible Preferred Stock and expire on October 30, 2033. In January 2024, all shares of Convertible Preferred Stock were converted into Gyre common stock. The Preferred Stock Warrants issued are considered freestanding financial instruments and classified as a liability.

Jiangsu Wangao Agreement

In May 2024, Gyre Pharmaceuticals entered into an agreement with Jiangsu Wangao Pharmaceuticals Co., Ltd. (the “Jiangsu Wangao Agreement”), effective from May 7, 2024 to May 6, 2035. Pursuant to the Jiangsu Wangao Agreement, Gyre Pharmaceuticals obtained the drug registration certificate for and became the marketing authorization holder of Nintedanib, a small-molecule drug for the treatment of idiopathic pulmonary fibrosis, within the PRC. The total minimum payments under the Jiangsu Wangao Agreement are RMB 35.0 million, or approximately $4.9 million, based on the March 31, 2025 spot exchange rate. This includes an upfront transfer fee of RMB 15.0 million, or approximately $2.1 million, payable in three installments, and subsequent payments based on annual sales over eight years following the commencement of commercial sales. Additionally, Gyre Pharmaceuticals will bear the costs associated with relocating the production site to a designated location and will cover all expenses related to the manufacturing process. As of March 31, 2025, we had paid two installments totaling RMB 10.0 million, or approximately $1.4 million, based on the March 31, 2025 spot exchange rate.

Financial Operations Overview

During the three months ended March 31, 2025, we had net income of $3.7 million and net income attributable to common stockholders of $2.7 million. During the three months ended March 31, 2024, we had net income of $9.9 million and a net income attributable to common stockholders of $7.5 million. As of March 31, 2025, we had an accumulated deficit of $70.8 million and cash and cash equivalents of $15.0 million. As of December 31, 2024, we had an accumulated deficit of $73.5 million and cash and cash equivalents of $11.8 million.

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

Selling and Marketing Expenses

Selling and marketing expenses primarily relate to selling and marketing our products in the PRC and consist of expenses incurred from hosting academic conferences, seminars and symposia; promotional expenses associated with market education on ETUARY for its use in hospitals; and staff costs primarily consisting of salaries and benefits for in-house marketing and promotion staff.

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

Other (Expense) Income, Net

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

Results of Operations

Comparison of the three months ended March 31, 2025 and 2024

The following table summarizes our results of operations for the periods presented (in thousands, except percentage change):

	Three Months Ended March 31,
	2025	2024	Change ($)	Change (%)
Revenues	$22,058	$27,172	$(5,114)	(19)%
Cost of revenues	894	979	(85)	(9)%
Gross profit	21,164	26,193	(5,029)	(19)%
Operating expenses excluding cost of revenues:
Selling and marketing	10,841	12,542	(1,701)	(14)%
Research and development	3,095	2,182	913	42%
General and administrative	4,955	3,398	1,557	46%
Total operating expenses excluding cost of revenues	18,891	18,122	769	4%
Income from operations	2,273	8,071	(5,798)	(72)%
Other income, net:
Change in fair value of warrant liability	2,255	4,288	(2,033)	(47)%
Other income, net	107	122	(15)	(12)%
Income before income taxes	4,635	12,481	(7,846)	(63)%
Provision for income taxes	(901)	(2,546)	1,645	(65)%
Net income	3,734	9,935	(6,201)	(62)%
Net income attributable to noncontrolling interest	1,036	2,403	(1,367)	(57)%
Net income attributable to common stockholders	$2,698	$7,532	$(4,834)	(64)%

Revenues

Revenues for the three months ended March 31, 2025 and 2024 were $22.1 million and $27.2 million, respectively. The $5.1 million, or 19%, decrease was primarily due to a $5.2 million decline in ETUARY® sales. This was anticipated, as early 2024 revenues were elevated by a one-time marketing campaign focused on rural expansion, which we did not repeat in 2025. The shift in marketing resources was deliberate, with funds reallocated to support the upcoming launches of Nintedanib and avatrombopag. Additionally, weaker economic conditions in China and increased competition in the IPF treatment market also contributed to the decline. Revenues from generic products decreased by $0.2 million, partially offset by $0.3 million in initial revenue from the March 2025 launch of avatrombopag.

We continue to anticipate revenue growth over the remainder of the year, driven by the planned commercial launch of Nintedanib in May 2025 and the continued expansion of avatrombopag.

Cost of Revenues

Cost of revenues for the three months ended March 31, 2025 and 2024 was $0.9 million and $1.0 million, respectively. The $0.1 million, or 9%, decrease was in line with the corresponding decline in sales.

Selling and Marketing Expenses

Selling and marketing expenses decreased by $1.7 million, or 14%, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The decrease was primarily driven by a reduction in commission costs due to the decrease of sales.

Research and Development Expenses

The table below details our costs for research and development for the periods presented (in thousands, except percentage change):

	Three Months Ended March 31,
	2025	2024	Change ($)	Change (%)
Direct program expenses:
Clinical trials	$1,438	$353	$1,085	307%
Materials and utilities	322	502	(180)	(36)%
Pre-clinical research	255	149	106	71%
Indirect expenses:
Personnel-related costs	858	976	(118)	(12)%
Facilities, depreciation and other	222	202	20	10%
Total research and development expenses	$3,095	$2,182	$913	42%

Research and development expenses increased by $0.9 million, or 42%, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The increase was primarily attributable to Gyre Pharmaceuticals and was driven by a $1.3 million increase in clinical research expenses, primarily related to data analysis costs for F351. This increase was partially offset by a $0.2 million decrease in materials and utilities and a $0.1 million reduction in staff costs, primarily due to a reduction of headcounts. The overall increase was further offset by a $0.1 million decrease from Gyre Therapeutics, due to the reduction in contract services.

General and Administrative Expenses

General and administrative expenses increased by $1.6 million, or 46%, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The increase was primarily driven by a $0.6 million increase in functional and administrative department's personnel and stock compensation costs, a $0.8 million increase in miscellaneous expense, mainly due to the increase in the annual meeting expense.

Change in Fair Value of Warrant Liability

Change in fair value of warrant liability decreased $2.0 million, or 47%, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The decrease was related to the remeasurement of the Preferred Stock Warrants liability.

Other Income (Expense), Net

Other income, net decreased by $15,000, or 12%, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The decline was primarily due to a decrease in donation expense from Gyre Pharmaceuticals and a decrease in interest income, reflecting a lower interest rate and reduced average cash balance.

Provision for Income Taxes

Provision for income taxes was $0.9 million and $2.5 million for the three months ended March 31, 2025 and 2024, respectively. The decrease was primarily attributable to a lower profit from Gyre Pharmaceuticals’ operations for the three months ended March 31, 2025.

Recent Accounting Pronouncements

Refer to Note 2 — Summary of Significant Accounting Policies to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report for more information about recent accounting pronouncements.

Liquidity and Capital Resources

Sources of Liquidity

As of March 31, 2025, we had cash and cash equivalents of $15.0 million, short-term bank deposits of $14.8 million and long-term certificates of deposit of $21.4 million, which are available to fund operations, and an accumulated deficit of $70.8 million. Our net income during the three months ended March 31, 2025 was $3.7 million, while cash provided by and used in operating activities was $0.1 million. We believe that our existing cash and cash equivalents, cash flows from operations, and access to capital markets will be sufficient to fund our operating activities and obligations for at least the next 12 months following the filing date of this Quarterly Report and thereafter for the foreseeable future.

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
•
the emergence of competing technologies or other adverse market or technological developments; and
•
the impacts of inflation and resulting cost increases

Future capital requirements will also depend on the extent to which we acquire or invest in additional complementary businesses, products and technologies.

The following table summarizes our cash flows for the periods presented (in thousands):

	Three Months Ended March 31,
	2025	2024
Cash Flow Data:
Net cash (used in) provided by operating activities	$(129)	$2,884
Net cash provided by (used in) investing activities	1,967	(7,220)
Net cash provided by financing activities	1,344	658
Effect of exchange rate changes on cash and cash equivalents	50	(46)
Net change in cash and cash equivalents	$3,232	$(3,724)

Cash Flows from Operating Activities

Cash used in operating activities for the three months ended March 31, 2025 was $0.1 million, reflecting our net income of $3.7 million, offset by non-cash items of $0.5 million primarily driven by a $2.3 million change in the fair value of warrant liability, $0.5 million in stock-based compensation, $0.5 million in depreciation and amortization, $0.5 million in accrued interest, and $0.2 million in non-cash lease expense. Additionally, cash used in operating activities reflected changes in net operating assets and liabilities of $3.3 million.

Cash provided by operating activities for the three months ended March 31, 2024 was $2.9 million, reflecting our net income of $9.9 million, offset by non-cash items impact of $4.3 million. Additionally, cash provided by operating activities reflected changes in net operating assets and liabilities of $2.8 million.

Cash Flows from Investing Activities

Cash provided by investing activities for the three months ended March 31, 2025 was $2.0 million, which consisted of $11.2 million of cash acquired in connection with the maturity of certificates of deposit, partially offset by $8.4 million in purchases of certificates of deposit, $0.1 million in purchases of property and equipment, and $0.7 million in acquisition of intangible assets.

Cash used in investing activities for the three months ended March 31, 2024 was $7.2 million, which consisted of $7.0 million in purchases of certificates of deposit, $0.2 million in purchases of property and equipment, partially offset by $0.1 million in proceeds from sale of equipment.

Cash Flows from Financing Activities

Cash provided by financing activities for the three months ended March 31, 2025 was $1.3 million due to $0.9 million in proceeds from the exercise of stock options and $0.5 million in proceeds from the issuance of common stock under our ATM Program with Jefferies LLC, partially offset by $0.1 million of cash used in connection with deferred offering costs. Cash provided by financing activities for the three months ended March 31, 2024 was $0.7 million due to proceeds from the exercise of stock options.

Restricted Net Assets

Under PRC laws and regulations, Gyre Pharmaceuticals is subject to restrictions on foreign exchange and cross-border cash transfers, including to parent companies and U.S. stockholders. The ability to distribute earnings to the parent companies and U.S. stockholders is also limited. Current PRC regulations permit Gyre Pharmaceuticals to pay dividends to BJC only out of its accumulated profits as determined in accordance with PRC accounting standards and regulations. Amounts restricted include paid-in capital and the statutory reserves of Gyre Pharmaceuticals. The aggregate amounts of restricted capital and statutory reserves of the relevant subsidiaries not available for distribution were $64.3 million as of March 31, 2025 and December 31, 2024. We do not expect the restrictions described above to have a material impact on our ability to meet our cash obligations.

Contractual Obligations and Other Commitments

Leases

We have entered into lease arrangements in (1) San Diego, California for our headquarters, which expires on the last day of the 38th full calendar month beginning on or after November 11, 2023, and (2) the PRC, for office and laboratory spaces through May 2027. As of March 31, 2025, our fixed lease payment obligations were $1.8 million, with $0.8 million payable within 12 months.

Other Contractual Obligations and Commitments

In September 2022, we entered into a transfer agreement with New Jiyuan (Beijing) Pharmaceutical Technology Co., Ltd. (“New Jiyuan”), an independent third party, pursuant to which New Jiyuan agreed to transfer to us the minocycline hydrochloride foam for the treatment of moderate to severe acne and all relevant technologies, complete product development and transfer to us all materials necessary for the application of marketing approval of the NMPA. Upon the completion of the transfer, we expect that we will be approved by the NMPA as the marketing authorization holder of the minocycline hydrochloride foam. In exchange, we will pay a total amount of $1.0 million and the payments will be made by installments conditioned upon certain milestones (e.g., the completion of bioequivalence study, or the registration application to the NMPA) being met. Process verification has been completed. As of March 31, 2025, we have made total payments of approximately $0.7 million.

Research and Development Programs

As of March 31, 2025, we have committed to allocate $32.7 million toward future research and development activities for various programs.

Property and Equipment

Our commitments related to the purchase of property and equipment contracted but not yet reflected in the unaudited condensed consolidated financial statements were $4.8 million as of March 31, 2025 and are expected to be incurred within one year.

Nintedanib IP Rights

The Company is committed to annual payments to the Nintedanib IP Rights transferor over eight years following the commencement of commercial sales. See Note 12 — Commitments and Contingencies. As of March 31, 2025, the commercial sales of Nintedanib have not yet commenced.

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

Based on the aggregate market value of our common stock held by non-affiliates as of June 30, 2024, we remain a smaller reporting company, but became an “accelerated filer” as of December 31, 2024. As a result of our transition to accelerated filer status, we were required, pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), to include in our Annual Report on Form 10-K for the year ended December 31, 2024 an attestation report from our independent registered public accounting firm regarding the effectiveness of our internal control over financial reporting, and we have complied with this requirement by including the attestation report in our Form 10-K. However, we expect to continue to take advantage of the reduced reporting requirements applicable to smaller reporting companies.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company, as defined by Rule 12b-2 under the Securities and Exchange Act of 1934 and in Item 10(f)(1) of Regulation S-K, and are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2025, our management, with the participation and supervision of our principal executive officer and our principal financial officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2025 to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Trading Arrangements

During the three months ended March 31, 2025, no director or executive officer adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement, as such terms are defined under Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

The exhibits filed or furnished as part of this Quarterly Report are set forth below.

Exhibit Number	Exhibit Title	Form	File No.	Incorporated by reference Exhibit No.	Filing Date

2.1(a)†#	Asset Purchase Agreement, dated as of December 26, 2022, by and among Catalyst Biosciences, Inc., GNI Group Ltd., and GNI Hong Kong Limited.	8-K	000-51173	2.1	Dec. 27, 2022

2.1(b)	Agreement and Amendment to Asset Purchase Agreement, dated as of March 29, 2023, by and among Catalyst Biosciences, Inc., GNI Group Ltd., and GNI Hong Kong Limited.	8-K	000-51173	2.2	Mar. 30, 2023

2.2(a)#	Business Combination Agreement, dated as of December 26, 2022, by and among Catalyst Biosciences, Inc., GNI USA, Inc., GNI Group Ltd., GNI Hong Kong Limited, Shanghai Genomics, Inc., the individuals listed on Annex A thereto and Continent Pharmaceuticals Inc.	8-K	000-51173	2.2	Dec. 27, 2022

2.2(b)	Amendment to Business Combination Agreement, dated as of March 29, 2023, by and among Catalyst Biosciences, Inc., GNI USA, Inc., GNI Group Ltd., GNI Hong Kong Limited, Shanghai Genomics, Inc., the Minority Holders and Continent Pharmaceuticals Inc.	8-K	000-51173	2.1	Mar. 30, 2023

2.2(c)	Second Amendment to Business Combination Agreement, dated as of August 30, 2023, by and among Catalyst Biosciences, Inc., GNI USA, Inc., GNI Group Ltd., GNI Hong Kong Limited, Shanghai Genomics, Inc. and Continent Pharmaceuticals Inc.	8-K	000-51173	2.1	Aug. 31, 2023

3.1	Restated Certificate of Incorporation of the Company.	10-Q	000-51173	3.1	Nov. 13, 2024

3.2	Amended and Restated Bylaws of the Company.	8-K	000-51173	3.3	Oct. 30, 2023

3.3(a)	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock, filed with the Delaware Secretary of State on April 10, 2017.	10-Q	000-51173	3.1	Aug. 3, 2017

3.3(b)	Certificate of Elimination of Series A Preferred Stock, filed with the	10-K	000-51173	3.6(b)	Mar. 27, 2024

	Delaware Secretary of State on March 25, 2024.

3.4(a)	Certificate of Designation of Preferences, Rights and Limitations of Series X Convertible Preferred Stock, filed with the Delaware Secretary of State on December 27, 2022.	8-K	000-51173	3.1	Dec. 27, 2022

3.4(b)	Amendment to Certificate of Designation of Preferences, Rights and Limitations of Series X Convertible Preferred Stock, filed with the Delaware Secretary of State on October 30, 2023.	8-K	000-51173	3.2	Oct. 30, 2023

3.5(a)	Certificate of Designation of Preferences, Rights and Limitations of Series Y Preferred Stock, filed with the Delaware Secretary of State on June 20, 2023, with respect to the Series Y Preferred Stock.	8-K	000-51173	3.1	June 20, 2023

3.5(b)	Certificate of Elimination of Series Y Preferred Stock, filed with the Delaware Secretary of State on August 31, 2023.	8-K	000-51173	3.1	Aug. 31, 2023

4.1	Form of Warrant to Purchase Series X Convertible Preferred Stock.	8-K	000-51173	4.1	Oct. 30, 2023

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

GYRE THERAPEUTICS, INC.

Date: May 9, 2025	/s/ Han Ying, Ph.D.
Han Ying, Ph.D.
Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2025	/s/ Ruoyu Chen
Ruoyu Chen
Chief Financial Officer
(Principal Financial and Accounting Officer)