Form 10-Q
period 2025-06-30
GYRE THERAPEUTICS, INC.
filed 2025-08-11
CIK 1124105

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of July 31, 2025, the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 96,313,157, which includes 5,486,380 shares of common stock issued in the name of the registrant to a stock plan administrator of the registrant (see Note 8 — Stockholders’ Equity).

GYRE THERAPEUTICS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Gyre Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	June 30, 2025	December 31, 2024
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$36,491	$11,813
Short-term bank deposits	17,874	14,858
Notes receivable	499	4,373
Accounts receivables, net	24,629	19,589
Other receivables from GNI	230	230
Inventories, net	8,861	6,337
Receivable from GCBP	—	4,961
Prepaid assets and other current assets	2,701	2,625
Total current assets	91,285	64,786
Property and equipment, net	23,401	23,880
Intangible assets, net	4,962	273
Deferred tax assets	6,134	5,619
Long-term certificates of deposit	21,528	24,568
Other assets, noncurrent	5,336	6,280
Total assets	$152,646	$125,406
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$71	$108
Contract liabilities	—	61
Due to related parties	219	227
Accrued expenses and other current liabilities	14,924	10,615
Income tax payable	1,084	2,831
Operating lease liabilities, current	622	713
CVR derivative liability	—	4,961
Total current liabilities	16,920	19,516
Operating lease liabilities, noncurrent	771	885
Deferred government grants	884	928
Warrant liability, noncurrent	3,201	5,668
Other noncurrent liabilities	1,427	7
Total liabilities	23,203	27,004
Commitments and Contingencies (Note 12)
Stockholders’ equity:
Common stock, $0.001 par value, 400,000,000 shares authorized; 90,822,828 shares and 86,307,544 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	91	86
Additional paid-in capital	161,437	136,185
Statutory reserve	3,098	3,098
Accumulated deficit	(70,313)	(73,453)
Accumulated other comprehensive loss	(2,287)	(2,597)
Total Gyre stockholders’ equity	92,026	63,319
Noncontrolling interest	37,417	35,083
Total equity	129,443	98,402
Total liabilities and stockholders' equity	$152,646	$125,406

The accompanying notes are an integral part of these condensed consolidated financial statements.

Gyre Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues	$26,771	$25,225	$48,829	$52,397
Operating expenses:
Cost of revenues	1,151	770	2,045	1,749
Selling and marketing	15,194	14,414	26,035	26,956
Research and development	3,425	3,355	6,520	5,537
General and administrative	4,829	3,424	9,784	6,822
Loss on disposal of assets, net	1	68	1	68
Total operating expenses	24,600	22,031	44,385	41,132
Income from operations	2,171	3,194	4,444	11,265
Other income, net:
Change in fair value of warrant liability	212	2,913	2,467	7,201
Other (expense) income, net	(145)	(72)	(38)	50
Income before income taxes	2,238	6,035	6,873	18,516
Provision for income taxes	(662)	(1,497)	(1,563)	(4,043)
Net income	1,576	4,538	5,310	14,473
Net income attributable to noncontrolling interest	1,134	1,010	2,170	3,413
Net income attributable to common stockholders	$442	$3,528	$3,140	$11,060
Net income per share attributable to common stockholders:
Basic	$0.00	$0.04	$0.04	$0.13
Diluted	$0.00	$0.01	$0.01	$0.04
Weighted average shares used in calculating net income per share attributable to common stockholders:
Basic	89,119,344	85,502,403	87,295,099	84,384,141
Diluted	102,701,707	102,205,888	101,868,781	102,421,084

Other comprehensive income:
Net income	$1,576	$4,538	$5,310	$14,473
Foreign currency translation adjustments	303	(420)	474	(561)
Comprehensive income	1,879	4,118	5,784	13,912
Net income attributable to noncontrolling interest	1,134	1,010	2,170	3,413
Foreign currency translation adjustments attributable to noncontrolling interest	104	(146)	164	(195)
Comprehensive income attributable to noncontrolling interest	1,238	864	2,334	3,218
Comprehensive income attributable to common stockholders	$641	$3,254	$3,450	$10,694

The accompanying notes are an integral part of these condensed consolidated financial statements.

Gyre Therapeutics, Inc.

Condensed Consolidated Statements of Convertible Preferred Stock and Equity

(In thousands, except share amounts)

(Unaudited)

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Statutory		Accumulated Other Comprehensive	Total Gyre Stockholders’	Non-controlling	Total
	Shares	Amount	Shares	Amount	Capital	Reserve	Accumulated Deficit	Loss	Equity	Interest	Equity
Balance at December 31, 2024	—	$—	86,307,544	$86	$136,185	$3,098	$(73,453)	$(2,597)	$63,319	$35,083	$98,402
Stock-based compensation expense	—	—	—	—	507	—	—	—	507	—	507
Stock options exercised	—	—	1,273,931	1	955	—	—	—	956	—	956
Issuance of common stock in ATM program	—	—	54,734	—	509	—	—	—	509	—	509
CVR liability settlement	—	—	—	—	25	—	—	—	25	—	25
Deferred offering costs amortization	—	—	—	—	(2)	—	—	—	(2)	—	(2)
Foreign currency translation adjustments	—	—	—	—	—	—	—	111	111	60	171
Net income	—	—	—	—	—	—	2,698	—	2,698	1,036	3,734
Balance at March 31, 2025	—	$—	87,636,209	$87	$138,179	$3,098	$(70,755)	$(2,486)	$68,123	$36,179	$104,302
Stock-based compensation expense	—	—	—	—	906	—	—	—	906	—	906
Stock options exercised	—	—	631,064	1	1,031	—	—	—	1,032	—	1,032
Issuance of common stock	—	—	2,555,555	3	22,997	—	—	—	23,000	—	23,000
Stock insurance cost	—	—	—	—	(1,676)	—	—	—	(1,676)	—	(1,676)
Foreign currency translation adjustments	—	—	—	—	—	—	—	199	199	104	303
Net income	—	—	—	—	—	—	442	—	442	1,134	1,576
Balance at June 30, 2025	—	$—	90,822,828	$91	$161,437	$3,098	$(70,313)	$(2,287)	$92,026	$37,417	$129,443

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Statutory		Accumulated Other Comprehensive	Total Gyre Stockholders’	Non-controlling	Total
	Shares	Amount	Shares	Amount	Capital	Reserve	Accumulated Deficit	Loss	(Deficit) Equity	Interest	Equity
Balance at December 31, 2023	13,151	$64,525	76,595,616	$77	$68,179	$3,098	$(85,538)	$(1,644)	$(15,828)	$29,777	$13,949
Stock-based compensation expense	—	—	—	—	11	—	—	—	11	—	11
Stock options exercised	—	—	60,297	—	492	—	—	—	492	—	492
Convertible preferred stock conversion	(13,151)	(64,525)	8,767,333	8	64,517	—	—	—	64,525	—	64,525
Foreign currency translation adjustments	—	—	—	—	—	—	—	(92)	(92)	(49)	(141)
Net income	—	—	—	—	—	—	7,532	—	7,532	2,403	9,935
Balance at March 31, 2024	—	$—	85,423,246	$85	$133,199	$3,098	$(78,006)	$(1,736)	$56,640	$32,131	$88,771
Stock-based compensation expense	—	—	—	—	16	—	—	—	16	—	16
Stock options exercised	—	—	114,528	—	441	—	—	—	441	—	441
Foreign currency translation adjustment	—	—	—	—	—	—	—	(274)	(274)	(146)	(420)
Net income	—	—	—	—	—	—	3,528	—	3,528	1,010	4,538
Balance at June 30, 2024	—	$—	85,537,774	$85	$133,656	$3,098	$(74,478)	$(2,010)	$60,351	$32,995	$93,346

The accompanying notes are an integral part of these condensed consolidated financial statements.

Gyre Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2025	2024
Operating Activities
Net income	$5,310	$14,473
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	1,413	27
Equity in loss of unconsolidated affiliate	38	—
Depreciation and amortization	1,176	643
Noncash lease expense	400	320
Deferred income taxes, net	(491)	(410)
Bad debt expense and other non-cash items	25	99
Accrued interest on certificates of deposit	189	(486)
Change in fair value of long-term receivable	(39)	(117)
Change in fair value of derivative liabilities	39	117
Change in fair value of warrant liability	(2,467)	(7,201)
Loss on disposal of property and equipment	1	68
Changes in operating assets and liabilities:
Notes receivable	3,879	84
Accounts receivable	(4,966)	(3,361)
Inventories	(2,495)	(1,385)
Prepaid and other assets	(95)	(2,181)
Income tax payable	(1,753)	(2,766)
Accounts payable	(37)	(83)
Accrued expenses and other liabilities	2,079	(2,038)
Operating lease liabilities	(272)	1,588
Net proceeds from CVR liability settlement	25	—
Net cash provided by (used in) operating activities	1,959	(2,609)
Investing Activities
Acquisition of intangible assets	(722)	—
Purchase of certificates of deposit	(11,184)	(14,074)
Purchase of property and equipment	(378)	(1,687)
Proceeds from sale of equipment	19	268
Maturity of certificates of deposit	11,190	—
Net cash used in investing activities	(1,075)	(15,493)
Financing Activities
Offering costs paid	(1,802)	(119)
Proceeds from the exercise of stock options	1,988	933
Proceeds from the issuance of common stock in public offering	23,000	—
Proceeds from the issuance of common stock in ATM program	509	—
Net cash provided by financing activities	23,695	814
Effect of exchange rate changes on cash and cash equivalents	99	(124)
Net increase (decrease) in cash and cash equivalents	24,678	(17,412)
Cash and cash equivalents at beginning of the period	11,813	33,509
Cash and cash equivalents at end of the period	$36,491	$16,097

Supplemental Disclosure of Non-Cash Financing and Investing Activities:
Convertible preferred stock conversion	$—	$64,525
Right-of-use asset obtained in exchange for operating lease liabilities	$62	$1,914
Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$3,806	$7,220

The accompanying notes are an integral part of these condensed consolidated financial statements.

Gyre Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	Nature of Operations and Liquidity

Description of Business

Gyre Therapeutics, Inc. (the “Company” or “Gyre”), formerly known as Catalyst Biosciences, Inc. (“Catalyst”), is a commercial-stage biotechnology company originally incorporated in Delaware on March 7, 1997 under the name Targacept, Inc.

As of June 30, 2025, the Company holds a 65.2% indirect interest in Beijing Continent Pharmaceuticals Co., Ltd. (d/b/a Gyre Pharmaceuticals Co., Ltd., “Gyre Pharmaceuticals”), a commercial-stage biopharmaceutical company registered and established in the People’s Republic of China (“PRC”) in 2002. The majority shareholder of Gyre is GNI USA, Inc. (“GNI USA”), which is indirectly wholly owned by GNI Group Ltd. (“GNI Japan”). Gyre is a financially sustainable commercial-stage biotechnology company with a proven track record of success in developing and commercializing small-molecule anti-inflammatory and anti-fibrotic drugs targeting organ diseases, focusing specifically on organ fibrosis. Fibrotic diseases represent a large patient population with significant unmet medical needs.

Liquidity

For the six months ended June 30, 2025, the Company had a net income of $5.3 million, while net cash provided by operating activities was $2.0 million. As of June 30, 2025, the Company had an accumulated deficit of $70.3 million and cash and cash equivalents of $36.5 million. Based on the Company’s current operating plan, management believes that existing cash and cash equivalents, cash flows from operations, and access to capital markets will be sufficient to fund the Company’s operating activities and obligations for at least 12 months following the issuance of these condensed consolidated financial statements.

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

Segments

Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. The measure of segment profit or loss is reported on the income statement as consolidated net income. The CODM uses net income to evaluate income generated from segment assets in deciding whether to reinvest profits and monitor budget versus actual results in assessing performance of the segment. The Company’s CODM, as a group, includes Gyre’s Chief of Executive Officer, Gyre Pharmaceuticals’ General Manager, Gyre's Chief Operating Officer, and the Chairman of Gyre’s Board of Directors (“Gyre’s Board”). The Company has determined that it operates in two distinct operating segments and has two reportable segments.

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

In May 2015, a new Deposit Insurance System (“DIS”) managed by the People’s Bank of China was implemented by the Chinese government. Deposits in the licensed banks in mainland China are protected by DIS, up to a limit of Chinese Renminbi (“RMB”) 500,000, or approximately $69,846, based on the June 30, 2025 spot exchange rate. The Company maintains cash and deposits at commercial banks in excess of the amount protected by DIS and the Federal Deposit Insurance Corporation and in the event of bankruptcy of one of these financial institutions, the Company may be unable to claim its deposits back in full. Management believes that these financial institutions are of high credit quality and continually monitors the creditworthiness of these financial institutions. As of June 30, 2025 and December 31, 2024, the Company had cash and cash equivalents of $36.5 million and $11.8 million, and long-term certificates of deposit of $21.5 million and $24.6 million, respectively. In addition, the Company had short-term bank deposits of $17.9 million and $14.9 million as of June 30, 2025 and December 31, 2024, respectively. For the periods ended June 30, 2025 and December 31, 2024, cash and cash equivalents, short-term bank deposits and long-term certificates of deposits exceeded the PRC DIS coverage by $45.7 million and $46.3 million, respectively.

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

Concentration of Customer Risk

For the three months ended June 30, 2025, the Company had three customers, Sinopharm Group Co., Ltd. ("Sinopharm"), Shanghai Pharmaceuticals Holding Co., Ltd. (“Shanghai Pharmaceuticals”) and China Resources Pharmaceutical Group Ltd. (“Resources Pharmaceutical”), who accounted for approximately 53.3%, 13.2% and 12.6% of total revenue, respectively. For the three months ended June 30, 2024, the Company had three customers, Sinopharm, Resources Pharmaceutical, and Shanghai Pharmaceuticals, who accounted for approximately 49.2%, 13.7% and 13.1% of total revenue, respectively. All customers are located in mainland China.

For the six months ended June 30, 2025, the Company had three customers, Sinopharm, Resources Pharmaceutical, and Shanghai Pharmaceuticals, who accounted for approximately 52.0%, 13.9% and 12.8% of total revenue, respectively. For the six months ended June 30, 2024, the Company had three customers, Sinopharm, Resources Pharmaceutical, and Shanghai Pharmaceuticals who accounted for approximately 48.2%, 15.5% and 12.1% of total revenue, respectively. All customers are located in mainland China.

As of June 30, 2025 and December 31, 2024, the Company had one customer Sinopharm, who accounted for approximately 52.9% and 54.3% of accounts receivable, respectively.

Foreign Currency Risk

The RMB is not a freely convertible currency. The State Administration for Foreign Exchange, under the authority of the People’s Bank of China, controls the conversion of RMB into other currencies. The value of the RMB is subject to changes in central government policies and to international economic and political developments affecting supply and demand in the China Foreign Exchange Trading System market. 18.4% of the Company’s cash and cash equivalents, and 100% of the Company’s short-term bank deposits and long-term certificates of deposit as of June 30, 2025, in the amount of $6.7 million, $17.9 million, and $21.5 million, respectively, were denominated in RMB.

Accounting Pronouncements Recently Adopted

In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-09, Improvements to Income Tax Disclosures (Topic 740). The ASU requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as additional information on income taxes paid. The ASU became effective on a prospective basis for annual periods beginning after December 15, 2024. Early adoption is permitted. The Company adopted this standard as of January 1, 2025. The adoption of this ASU did not have any material impact on the Company’s quarterly condensed consolidated financial statements.

New Accounting Pronouncements – Issued But Not Yet Adopted

In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative (“ASU 2023-06”). ASU 2023-06 modifies the disclosure or presentation requirements of a variety of topics in the Financial Accounting Standards Codification (the “Codification”). Certain of the amendments represent clarifications to or technical corrections of the current requirements. Because of the variety of Topics amended, a broad range of entities may be affected by one or more of those amendments. Many of the amendments allow users to more easily compare entities subject to the SEC’s existing disclosures with those entities that were not previously subject to the SEC’s requirements. Also, the amendments align the requirements in the Codification with the SEC’s regulations. For entities subject to the SEC’s existing disclosure requirements and for entities required to file or furnish financial statements with or to the SEC in preparation for the sale of or for purposes of issuing securities that are not subject to contractual restrictions on transfer, the effective date for each amendment will be the date on which the SEC’s removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective, with early adoption prohibited. For all other entities, the amendments will be effective two years later. The amendments in this update should be applied prospectively. For all entities, if by June 30, 2027, the SEC has not removed the applicable requirement from Regulation S-X or Regulation S-K, the pending content of the related amendment will be removed from the Codification and will not become effective for any entity. The Company is currently evaluating the potential impact this standard will have on its consolidated financial statements and related disclosures.

In November 2024, the FASB issued ASU No. 2024-03, Disaggregation of Income Statement Expenses (Subtopic 220-40) (“ASU 2024-03”). The ASU requires the disaggregated disclosure of specific expense categories, including purchases of inventory, employee compensation, depreciation, and amortization, within relevant income statement captions. This ASU also requires disclosure of the total amount of selling expenses along with the definition of selling expenses. The ASU is effective for annual periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. In January 2025, the FASB issued ASU 2025-01, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40) - Clarifying the Effective Date to clarify the effective date of ASU 2024-03 for non-calendar year-end entities. ASU 2024-03 is effective for the Company's fiscal year 2028, and interim periods starting in fiscal year 2029. Early adoption is permitted. The amendments in this ASU are to be applied retrospectively to any or all prior periods presented in the consolidated financial statements. Early adoption is also permitted. This ASU will likely result in the required additional disclosures being included in our consolidated financial statements, once adopted. The Company is currently assessing the impact of the disclosure requirements on its consolidated financial statements.

3.	Fair Value Measurements and Financial Instruments

For a description of the fair value hierarchy and the Company’s fair value methodology, see Note 2 — Summary of Significant Accounting Policies in the Annual Report. There were no significant changes in these methodologies during the six months ended June 30, 2025. As of June 30, 2025, the Company’s highly liquid money market funds are included within cash equivalents.

The following tables present the fair value hierarchy for assets and liabilities measured at fair value on a recurring basis as of June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds(1)	$28,645	$—	$—	$28,645
Total financial assets	$28,645	$—	$—	$28,645

Financial liabilities:
Warrant liability, noncurrent	—	—	3,201	3,201
Total financial liabilities	$—	$—	$3,201	$3,201

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds(1)	$3,300	$—	$—	$3,300
Receivable from GCBP	—	—	4,961	4,961
Total financial assets	$3,300	$—	$4,961	$8,261

Financial liabilities:
CVR derivative liability	$—	$—	$4,961	$4,961
Warrant liability, noncurrent	—	—	5,668	5,668
Total financial liabilities	$—	$—	$10,629	$10,629

(1)
Included in cash and cash equivalents on the accompanying condensed consolidated balance sheets.

The carrying amounts of cash, accounts and note receivables, net, other receivables, accounts payable, due to related parties, CVR excess closing cash payable, and accrued liabilities approximate their fair values due to the short maturities.

During the six months ended June 30, 2025 and the year ended December 31, 2024, there were no transfers of fair value measurement between Level 1 and Level 2 and no transfers into or out of Level 3 for both financial assets and liabilities. As of June 30, 2025, the Company had fully settled the CVR liability and collected all outstanding amounts related to CVR receivables.

Warrant Liability

In October 2023, Catalyst entered into a Securities Purchase Agreement for a private placement with GNI USA (the “Private Placement”). The Private Placement closed immediately following the Contributions, on October 30, 2023. Upon closing of the Private Placement, the Company issued 811 shares of Series X Convertible Preferred Stock, par value $0.001 per share (the “Convertible Preferred Stock”), and 811 warrants to purchase Convertible Preferred Stock (the “Preferred Stock Warrants”) to purchase shares of Convertible Preferred Stock to GNI for an aggregate purchase price of approximately $5.0 million. The Preferred Stock Warrants are immediately exercisable at an exercise price of $4,915.00 per share of Convertible Preferred Stock and expire on October 30, 2033. The number of shares of common stock, par value $0.001 per share (“common stock”), issuable upon exercise and conversion of the Preferred Stock Warrants is 540,666. The Company accounted for the Private Placement as a non-arm’s length transaction. The Preferred Stock Warrants were initially recognized at fair value upon issuance and the remaining proceeds from the Private Placement were allocated to the Convertible Preferred Stock.

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

The fair value of the warrant liability is estimated based on the Black-Scholes option pricing model using the following weighted-average assumptions:

	June 30, 2025	December 31, 2024
Share price	$7.35	$12.10
Exercise price	$4,915.00	$4,915.00
Dividend yield	—%	—%
Risk-free interest	4.01%	4.54%
Term (years)	8.33	8.83
Expected volatility	83.00%	83.00%

The following table sets forth the changes in the estimated fair value of the Company’s Level 3 financial assets and liabilities (in thousands):

	Receivable	CVR derivative	Warrant
	from GCBP	liability	liability
Balance at December 31, 2024	$4,961	$4,961	$5,668
Changes in fair value	39	39	(2,467)
Change due to settlements	(5,000)	(5,000)	—
Balance at June 30, 2025	$—	$—	$3,201

Financial Instruments

Cash equivalents and held-to-maturity debt securities consisted of the following (in thousands):

June 30, 2025	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Money market funds (cash equivalents)	$28,645	$—	$—	$28,645
Short-term bank deposits	17,874	—	—	17,874
Long-term certificates of deposit	21,528	—	—	21,528
Total financial assets	$68,047	$—	$—	$68,047
Classified as:
Cash and cash equivalents				$28,645
Short-term bank deposits				17,874
Long-term certificates of deposit				21,528
Total financial assets				$68,047

December 31, 2024	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Money market funds (cash equivalents)	$3,300	$—	$—	$3,300
Short-term bank deposits	14,858	—	—	14,858
Long-term certificates of deposit	24,568	—	—	24,568
Total financial assets	$42,726	$—	$—	$42,726
Classified as:
Cash and cash equivalents				$3,300
Short-term bank deposits				14,858
Long-term certificates of deposit				24,568
Total financial assets				$42,726

The fair value and amortized cost of the Company's held-to-maturity debt securities and redemption date were as follows:

	June 30, 2025
	Amortized Cost	Fair Value
Due in one year	$17,874	$17,874
Due in one to five years	21,528	21,528
Total	$39,402	$39,402

Interest income from the short-term bank deposits is recognized on an accrual basis over the term of the deposits. The accrued interest income from short-term bank deposits for the three months ended June 30, 2025 and 2024 was $0.1 million and $0.1 million, respectively. The accrued interest income from short-term bank deposits for the six months ended June 30, 2025 and 2024 was $0.3 million and $0.2 million, respectively.

Interest income from the long-term certificates of deposit is recognized on an accrual basis over the term of the deposits. The accrued interest income from the long-term certificates of deposit for the three months ended June 30, 2025 and 2024 was $0.2 million and $0.2 million, respectively. The accrued interest income from the long-term certificates of deposit for the six months ended June 30, 2025 and 2024 was $0.3 million and $0.3 million, respectively.

4.	Balance Sheet Components

Inventories, net

Inventories, net of reserves of $0 and $4 thousand as of June 30, 2025 and December 31, 2024, respectively, consisted of the following components (in thousands):

	June 30, 2025	December 31, 2024
Raw materials	$1,207	$794
Work in progress	4,210	2,929
Finished goods	3,444	2,614
Inventories, net	$8,861	$6,337

The provision for inventory and write-downs for the periods ended June 30, 2025 and December 31, 2024 were immaterial.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Accrued payroll and welfare	$5,431	$4,765
Payable to selling expense suppliers	2,990	900
Payable to PPE & intangible asset suppliers	2,096	1,219
Accrued expenses - general and administrative	1,140	1,005
Accrued sales discount	930	908
Accrued professional services	862	667
Accrued expenses - research and development	781	57
Deferred government grants	95	95
Employee reimbursement	89	737
Other accrued liabilities	510	262
Accrued expenses and other current liabilities	$14,924	$10,615

Accounts and Note Receivables, Net

Accounts and note receivables, net consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Accounts receivable	$24,864	$19,798
Note receivable	499	4,373
Allowance for credit losses	(235)	(209)
Accounts and note receivables, net	$25,128	$23,962

Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Buildings	$19,087	$18,980
Construction in progress	391	222
Machinery and electronic devices	9,497	9,442
Furniture and fixtures	700	653
Motor vehicles	151	182
Property and equipment, gross	29,826	29,479
Less: Accumulated depreciation	(6,425)	(5,599)
Property and equipment, net	$23,401	$23,880

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

As of June 30, 2025 and December 31, 2024, the Company's total investment in the partnership was $1.7 million and $1.7 million, respectively, and the carrying value of the Company’s long-term investment in this affiliate, which was included in “Other assets, noncurrent” on the balance sheet, was $1.6 million and $1.6 million, respectively.

5.	Intangible Assets

Intangible assets with finite lives consist primarily of patents, technological know-how, computer software, and technology rights. Technology rights refer to the intellectual property (“IP”) associated with Etorel (nintedanib, ethanesulfonate soft capsules), which were obtained upon the successful transfer of the marketing authorization holder following approval by the PRC’s National Medical Products Administration (the “NMPA”) in March 2025, and the commercial sales of Etorel commenced in the June 2025. As of June 30, 2025, the Company recognized the total consideration for the Etorel technology rights in the amount of RMB 35.0 million, or approximately $4.9 million, based on the June 30, 2025 spot exchange rate.

The gross carrying amounts and accumulated amortization of the Company’s intangible assets with determinable lives as of June 30, 2025 and December 31, 2024 were as follows (in thousands):

	June 30, 2025
	Gross carrying amount	Accumulated amortization	Intangible assets, net
Intangible assets with finite lives:
Technological know-how	$425	$(313)	$112
Computer software	312	(148)	164
Technology rights	4,889	(203)	4,686
Total intangible assets	$5,626	$(664)	$4,962

	December 31, 2024
	Gross carrying amount	Accumulated amortization	Intangible assets, net
Intangible assets with finite lives:
Technological know-how	$423	$(303)	$120
Computer software	278	(125)	153
Total intangible assets	$701	$(428)	$273

Intangible assets are carried at cost less accumulated amortization and impairment, if applicable, and the amortization expense is recorded in operating expenses. The weighted average amortization period for the intangible assets was 7.4 years as of June 30, 2025, compared to 4.04 years as of December 31, 2024.

Amortization expense was $167,000 and $8,500 for the three months ended June 30, 2025 and 2024, respectively. Amortization expense was $234,000 and $16,000 for the six months ended June 30, 2025 and 2024, respectively. Based on finite-lived intangible assets recorded as of June 30, 2025, the estimated future amortization expense is as follows (in thousands):

Estimated amortization expense
2025	$339
2026	677
2027	689
2028	638
2029	637
Thereafter	1,982
Total	$4,962

6.	Revenue

The Company’s product revenues are mainly generated from the sale of ETUARY®. Sales of ETUARY® accounted for 87.8% and 99.3% of total revenue for the three months ended June 30, 2025 and 2024, respectively. Sales of ETUARY® accounted for 92.6% and 99.3% of total revenue for the six months ended June 30, 2025 and 2024, respectively. The Company launched two new products: Contiva (avatrombopag maleate tablets), which commenced commercialization in March 2025, and Etorel, which commenced commercialization in June 2025. For the three months ended June 30, 2025, sales of Contiva and Etorel represented 5.6% and 6.0% of total revenue, respectively. For the six months ended June 30, 2025, sales of Contiva and Etorel represented 3.6% and 3.3% of total revenue, respectively.

Sales of Pharmaceutical Products

The Company generates revenue mostly through sales of ETUARY®, Contiva, Etorel and certain generic drugs. The distributors are the Company’s direct customers, and sales to distributors account for 100.0% of revenue. The distributors sell pharmaceutical products to outlets, including hospitals and other medical institutions, as well as pharmacies.

Product returns to date have not been significant and the Company has not considered it necessary to record a reserve for product returns. The Company’s product revenues were recognized at a point in time when the underlying product was delivered to the customer, which was when the customer obtained control of the product. Revenue from sales of pharmaceutical products was $26.8 million and $25.2 million for the three months ended June 30, 2025 and 2024, respectively. Revenue from sales of pharmaceutical products was $48.8 million and $52.4 million for the six months ended June 30, 2025 and 2024, respectively. All sales are generated in the PRC. Contract liabilities recognized for the three and six months ended June 30, 2025 were immaterial.

7.	Leases

Operating Leases

As of June 2025, Gyre Pharmaceuticals maintained leases for office spaces in the following locations: in Beijing, comprising approximately 2,130 square meters with a lease expiration in June 2027; in Zhengzhou, comprising approximately 180 square meters with a lease expiration in August 2026; in Shanghai, comprising approximately 224 square meters with a lease expiration in December 2026; in Nanjing, comprising approximately 70 square meters with a lease expiration in February 2027; and in Beijing, for a staff dormitory comprising approximately 249 square meters with a lease expiration in March 2028. The Company also holds a lease for its U.S. headquarters in San Diego, California, which was secured in November 2023 and is set to expire in the first quarter of 2027.

The Company also has multiple short-term leased properties used as offices and employee dormitories. The Company recorded a total of $32,000 and $17,000 in short-term rent expenses during the three months ended June 30, 2025 and 2024, respectively. The Company recorded a total of $48,000 and $35,000 in short-term rent expenses during the six months ended June 30, 2025 and 2024, respectively. The short-term rent expense amounts are recorded in operating expenses in the accompanying condensed consolidated statements of operations and comprehensive income.

As of June 30, 2025, the Company recorded an aggregate right-of-use asset of $1.5 million, which amount is included in other assets, noncurrent, and an aggregate lease liability of $1.4 million in the accompanying condensed consolidated balance sheets.

For the three months ended June 30, 2025 and 2024, the Company’s operating lease expense was $0.2 million and $0.1 million, respectively. For the six months ended June 30, 2025 and 2024, the Company’s operating lease expense was $0.4 million and $0.3 million, respectively. Variable lease payments for the three and six months ended June 30, 2025 and 2024 were immaterial.

Supplemental cash flow information related to operating leases was as follows (in thousands):

	Six Months Ended June 30,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities	$310	$383

The present value assumptions used in calculating the present value of the lease payments were as follows:

	June 30, 2025	December 31, 2024
Weighted-average remaining lease term	1.9 years	2.3 years
Weighted-average discount rate	4.76%	4.76%

As of June 30, 2025, undiscounted future minimum payments under the Company’s operating leases were as follows (in thousands):

Amount
Remaining in 2025	$498
2026	657
2027	298
Total undiscounted lease payments	1,453
Less: imputed interest	(60)
Total lease liabilities	1,393
Less: current portion of lease liabilities	(622)
Lease liabilities, net of current portion	$771

The Company is required to maintain security deposits of $0.3 million in connection with various leases, which amounts are included in other assets, noncurrent on the Company’s condensed consolidated balance sheets.

Land Use Rights

As of June 30, 2025, the Company held land use rights for two land parcels in Beijing’s Shunyi District, expiring in 2053, and in Cangzhou, Hebei Province, expiring between 2067 and 2070. These parcels, with a combined area of approximately 66,559 square meters, are utilized as manufacturing facilities. As of June 30, 2025, the aggregate recorded land use rights, net assets for these parcels was $1.4 million, which amount is included in other assets, noncurrent on the Company’s condensed consolidated balance sheets.

8.	Stockholders’ Equity

Common Stock

Common stock reserved for future issuance is as follows:

	June 30, 2025		December 31, 2024
Options issued and outstanding	17,809,874	(1)	18,077,869
Preferred Stock Warrants issued and outstanding	540,666		540,666
Total common stock reserved	18,350,540		18,618,535

(1) Includes 5,490,329 options exercisable for shares of common stock, which underlying shares of common stock were transferred in the name of the Company to Futu Network Technology Limited, the stock plan administrator of the 2023 Omnibus Incentive Sub-Plan for Chinese participants.

2024 ATM Program

On November 27, 2024, Gyre entered into an Open Market Sale Agreement (the “ATM Agreement”) with Jefferies LLC (the “Sales Agent”) as sales agent, pursuant to which the Company may offer and sell, from time to time, through the Sales Agent, shares of common stock with aggregate gross sales proceeds of up to $50.0 million through an at-the-market offering program (the “ATM Program”). The Company will pay the Sales Agent a commission of up to 3% of the gross proceeds of any shares sold. The Company also agreed to reimburse the Sales Agent for certain expenses incurred in connection with its services under the ATM Agreement, including up to $135,000 for legal expenses in connection with the establishment of the ATM Program. During the three months ended June 30, 2025, there were no sales under the ATM Program. During the six months ended June 30, 2025, the Company sold 54,734 shares of common stock under ATM Program and received net proceeds of $0.5 million, after deducting commissions and offering costs of $8.6 thousand.

Sales of shares of common stock under the ATM Program may be made pursuant to the registration statement on Form S-3 (File No. 333-283237), which was declared effective by the SEC on November 22, 2024 (the “Shelf Registration Statement”), and a related prospectus supplement filed with the SEC on November 27, 2024.

May 2025 Underwritten Public Offering

On May 22, 2025, Gyre entered into an underwriting agreement (the “Underwriting Agreement”) with Jefferies LLC, as representative of the several underwriters (the “Underwriters”), pursuant to which the Company agreed to issue and sell 2,222,222 shares of common stock, at a public offering price of $9.00 per share (the “Offering”). In addition, the Company granted the Underwriters an option for a period of 30 days to purchase up to an additional 333,333 shares of common stock at the public offering price, less the underwriting discounts and commissions (the “Greenshoe Option”).

The Offering closed on May 27, 2025. On May 29, 2025, the Underwriters exercised the Greenshoe Option in full, and the issuance of the additional 333,333 shares was settled on the same day.

During the three months ended June 30, 2025, the Company sold an aggregate of 2,555,555 shares of common stock under the Underwriting Agreement, including the full exercise of the Greenshoe Option, and received gross proceeds of approximately $23.0 million. After deducting the Underwriters’ discounts and commissions of $1.4 million and offering costs of $0.3 million, the Company received net proceeds of approximately $21.3 million.

The Offering was made pursuant to the Shelf Registration Statement, as supplemented by a prospectus supplement, dated May 22, 2025, filed with the SEC on May 23, 2025.

Restricted Net Assets

Under PRC laws and regulations, Gyre Pharmaceuticals is subject to restrictions on foreign exchange and cross-border cash transfers, including to parent companies and U.S. stockholders. The ability to distribute earnings to the parent companies and U.S. stockholders is also limited. Current PRC regulations permit Gyre Pharmaceuticals to pay dividends to BJContinent Pharmaceuticals Limited (“BJC”) only out of its accumulated profits as determined in accordance with PRC accounting standards and regulations. Amounts restricted include paid-in capital and the statutory reserves of Gyre Pharmaceuticals. The aggregate amounts of restricted capital and statutory reserves of the relevant subsidiaries not available for distribution were $64.7 million as of June 30, 2025 and $64.3 million as of December 31, 2024.

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

There were no appropriations to these reserves during the six months ended June 30, 2025 or during the year ended December 31, 2024.

9.	Convertible Preferred Stock

In December 2022, Catalyst issued an aggregate of 12,340 shares of Convertible Preferred Stock to GNI Japan and GNI Hong Kong Limited (“GNI HK”) in connection with the F351 (“Hydronidone”) Asset Acquisition (see Note 1 — Organization and Nature of Operations in the Annual Report), which were subsequently transferred to GNI USA in October 2023.

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

2023 Omnibus Incentive Plan

The Gyre 2023 Omnibus Incentive Plan (the “2023 Omnibus Incentive Plan”) was approved by Catalyst’s stockholders in August 2023 and ratified by Gyre’s Board in October 2023. The 2023 Omnibus Incentive Plan became effective on October 30, 2023. The 2023 Omnibus Incentive Plan permits the Company to issue up to 17,845,496 shares of common stock and will automatically increase by the lesser of (i) 5% of the total number of outstanding shares of common stock on December 31st of the preceding calendar year and (ii) such smaller number of shares of common stock as determined by Gyre's Board on the first day of each fiscal year beginning on January 1, 2024. On January 1, 2024, pursuant to the automatic increase in the number of shares reserved, an additional 3,829,780 shares of common stock were reserved and made available for issuance under the 2023 Omnibus Incentive Plan. On January 1, 2025, pursuant to the automatic increase in the number of shares reserved, an additional 4,315,377 shares of common stock were reserved and made available for issuance under the 2023 Omnibus Incentive Plan. During the six months ended June 30, 2025, certain members of senior management were granted both awards subject solely to time-based vesting requirements and awards that are subject to the achievement of certain levels of specific performance, in addition to time-based vesting requirements (the “Performance-Based Awards”). These Performance-Based Awards are subject to the achievement of certain sales metrics and approval of Hydronidone for commercialization. The number of Performance-Based Awards that may vest in full after two or three years ranges. The awards become eligible to vest only if the goals are achieved and will vest only if the grantee remains employed by us through each applicable vesting date.

The following table summarizes stock option activity for the six months ended June 30, 2025:

	Number of Shares Underlying Outstanding Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)
Outstanding — December 31, 2024	18,077,869	$1.75	6.0
Options granted	1,637,000	$10.17
Options exercised	(1,904,995)	$1.04	0.0
Options forfeited and cancelled	—
Outstanding — June 30, 2025	17,809,874	$2.60	5.9
Exercisable — June 30, 2025	15,640,870	$1.58	5.4

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

The Company also granted performance-based stock options, which vest based on performance tied to a performance target that is deemed probable as of June 30, 2025. The grant-date fair value of these awards was determined using the Black-Scholes Option Pricing Model, which incorporates key inputs such as stock price, strike price, expected volatility, risk-free interest rate, time to expiration, and a zero dividend yield.

The following table shows the weighted-average grant date fair value of options and the assumptions used to estimate the fair value for time-based awards, and for performance-based awards during the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
Time-based and performance-based awards	2025	2024	2025	2024
Weighted-average grant-date fair value	$7.01	n/a	$7.32	$17.86
Risk-free interest rate (%)	3.92% - 4.09%	n/a	3.92% - 4.40%	4.2%
Expected option life (in years)	5.27 - 6.08	n/a	5.27 - 6.41	6.0
Expected dividend yield (%)	—%	n/a	—%	—%
Volatility (%)	81.5% - 84.3%	n/a	81.5% - 84.3%	84.3%

Total stock-based compensation expense recognized was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
General and administrative	$830	$16	$1,337	$27
Cost of revenue	47	—	47	—
Selling and marketing	29	—	29	—
Total stock-based compensation expense	$906	$16	$1,413	$27

As of June 30, 2025, the Company had an unrecognized stock-based compensation expense of $14.7 million, related to unvested stock option awards, which is expected to be recognized over an estimated weighted-average period of 3.2 years.

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

The following table sets forth the computation of EPS attributable to common stockholders, basic and diluted (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Net income	$1,576	$4,538	$5,310	$14,473
Less: Allocation of undistributed earnings to noncontrolling interest	1,134	1,010	2,170	3,413
Net income attributable to common stockholders - basic	$442	$3,528	$3,140	$11,060
Less: Change in fair value of warrant liability	212	2,913	2,467	7,201
Net income attributable to common stockholders - diluted	$230	$615	$673	$3,859

Denominator:
Basic common shares outstanding:
Weighted average common shares outstanding	89,119,344	85,502,403	87,295,099	84,384,141
Weighted average shares used in calculating net income per share attributable to common stockholders, basic	89,119,344	85,502,403	87,295,099	84,384,141

Dilutive potential common shares:
Weighted average of common stock options	13,498,569	16,453,298	14,438,614	16,688,181
Weighted average of Convertible Preferred Stock (as converted)	—	—	—	1,059,788
Weighted average of Preferred Stock Warrants (as converted)	83,794	250,187	135,068	288,974
Weighted average shares used in calculating net income per share attributable to common stockholders, diluted	102,701,707	102,205,888	101,868,781	102,421,084

Net income per share attributable to common stockholders:
Basic	$0.00	$0.04	$0.04	$0.13
Diluted	$0.00	$0.01	$0.01	$0.04

Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Options to purchase common stock	137,464	244,094	137,464	191,520
Total	137,464	244,094	137,464	191,520

12.	Commitments and Contingencies

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

Purchasing Commitments

Property and Equipment

The Company’s commitments related to purchase of property and equipment contracted but not yet reflected in the condensed consolidated financial statements were $4.0 million as of June 30, 2025 and were expected to be incurred within one year.

Etorel IP Rights

In May 2024, the Company entered into an IP rights transfer agreement with a third party, Jiangsu Wangao Pharmaceuticals Co., Ltd., to acquire the intellectual property associated with Etorel (the “Etorel IP Rights”). The Etorel IP Rights are recorded as technology rights in Intangible Assets in Note 5 — Intangible Assets. The commercial sales of Etorel commenced in June 2025.

According to the agreement, except for RMB 35.0 million, or approximately $4.9 million, based on the June 30, 2025 spot exchange rate, the Company is committed to additional annual payments over eight years following the commencement of commercial sales, which will be contingent consideration based on actual annual sales in future years. The contingent payment in the first year will be 5% of sales for that year minus RMB 10 million, or approximately $1.4 million, based on the June 30, 2025 spot exchange rate. The contingent payment in the second year will be 4% of sales for that year minus RMB 10 million, or approximately $1.4 million, based on the June 30, 2025 spot exchange rate. The contingent payments in the third year through the eighth year will be 3%, 2%, 2%, 1%, 1%, and 1% of sales in each year, respectively.

Hydronidone

In September 2020, Gyre Pharmaceuticals entered into an IP transfer agreement (the “Hydronidone Transfer Agreement”) with GNI Japan and certain of its wholly owned subsidiaries (the “GNI Group”). According to the Hydronidone Transfer Agreement, Gyre Pharmaceuticals acquired the exclusive right to use Hydronidone IP rights in mainland China and the right of first offer for the global IP rights (the “Hydronidone IP Rights”).

Under the Hydronidone Transfer Agreement, in exchange for the Hydronidone IP Rights, Gyre Pharmaceuticals is obligated to pay GNI Group $4.6 million upon submission of the Hydronidone New Drug Application (“NDA”) to Center for Drug Evaluation of the NMPA, $1.2 million after the NDA passes the NMPA’s Center for Food and Drug Review and Inspection’s on-site registration inspection for the Hydronidone product, and $6.9 million upon NMPA’s approval of the NDA. As of June 30, 2025, the payment conditions have not been met, and no payments have been made.

Research and Development Programs

In addition to the $12.7 million commitment to GNI for the Hydronidone program, as of June 30, 2025, Gyre Pharmaceuticals has committed to allocate $22.0 million toward future research and development activities for various programs.

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

During the three and six months ended June 30, 2025 and 2024, the Company recorded the following income tax provision (in thousands) and effective tax rate:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Income tax provision	$662	$1,497	$1,563	$4,043
Effective tax rate	29.58%	24.81%	22.74%	21.84%

The change of effective tax rate for the three and six months ended June 30, 2025 and 2024 was primarily due to stock-based compensation deduction from the exercise of stock options and change in fair value of warrant liability.

As of June 30, 2025, after consideration of certain limitations (see below), the Company had approximately $193.4 million federal and $13.8 million state net operating loss carryforwards (“NOL”) for U.S. tax purposes available to reduce future taxable income which, if unused, will begin to expire in 2037 for federal and 2034 for state tax purposes. The federal net operating loss carryforward includes $191.9 million that have an indefinite life.

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

Research and Development with GNI Group

No research and development fees were paid to GNI Group during the three and six months ended June 30, 2025. Research and development fees paid to GNI during three and six months ended June 30, 2024 were $0.1 million. As of June 30, 2025 and December 31, 2024, the Company had $0.2 million related parties payable due to GNI Group.

Other Receivables from GNI

As of June 30, 2025 and December 31, 2024, the Company had recorded $0.2 million in other receivables from GNI Group, all of which related to CPI’s restructuring transaction (see Note 8 — Restructuring in the Annual Report).

15.	Employee Benefit Plans

Mainland China Contribution Plan

Pursuant to relevant PRC regulations, the Company is required to make contributions to various defined contribution plans organized by municipal and provincial PRC governments. The contribution for each employee is based on a percentage of the employee’s current compensation as required by the local government. The contributions are charged to profit or loss as they become payable in accordance with the rules of the central pension scheme. The total contributions for such employee benefits were $1.3 million and $1.2 million for the three months ended June 30, 2025 and 2024, respectively. The total contributions for such employee benefits were $2.6 million and $2.4 million for the six months ended June 30, 2025 and 2024, respectively.

Defined-Contribution Savings Plan

In the United States, the Company maintains a defined-contribution savings plan pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended. The plan is available to employees who meet the minimum age and length of service requirements. The contributions made during the three and six months ended June 30, 2025 were immaterial.

16.	Segment Information

The Company is a consolidated entity comprised of two distinct operating segments: Gyre Pharmaceuticals and Gyre after the Contributions. The Company’s reportable segments are based upon internal organizational structure, the manner in which operations are managed, the criteria used by the CODM to evaluate segment performance, the availability of separate financial information, and overall materiality considerations. All Gyre’s operations are within the United States, while all of Gyre Pharmaceuticals’ operations are in mainland China.

Gyre Pharmaceuticals

Gyre Pharmaceuticals has three major commercial drug products—ETUARY®, Etorel, and Contiva—as well as several product candidates in pre-clinical and clinical development. Gyre Pharmaceuticals’ product revenues are mainly generated from the sale of ETUARY®, Etorel, Contiva, and certain generic drugs. Gyre Pharmaceuticals primarily sells its pharmaceutical products to distributors in the PRC, who ultimately sell the products to hospitals, other medical institutions and pharmacies.

Gyre

Gyre is a biopharmaceutical company focused on the development and commercialization of Hydronidone for the treatment of MASH-associated liver fibrosis in the United States. Other than the IP associated with Hydronidone in the United States, Gyre has had no other product candidates since the Company sold all of its legacy IP assets prior to the closing of the Contributions. Subsequent to the closing of the Contributions, Gyre has not generated any revenue.

Other

Other represents the financial information from other subsidiaries, consisting of mainly CPI, GNI HK, and Continent Pharmaceuticals U.S., Inc. During the year ended December 31, 2023, prior to the Contributions, CPI divested almost all of its assets other than its 56.0% indirect ownership interest in Gyre Pharmaceuticals (see Note 8 — Restructuring in the Annual Report).

Segment information for the three and six months ended June 30, 2025 and 2024 is as follows (in thousands):

	Three Months Ended June 30, 2025
	Gyre Pharmaceuticals	Gyre	Other	Consolidated
Revenues	$26,771	$—	$—	$26,771
Cost of revenues	1,151	—	—	1,151
Gross profit	25,620	—	—	25,620
Operating expenses excluding cost of revenues:
Selling and marketing	15,194	—	—	15,194
Research and development	3,337	88	—	3,425
General and administrative	2,857	1,970	2	4,829
Loss on disposal of assets, net	1	—	—	1
Total operating expenses excluding cost of revenues	21,389	2,058	2	23,449
Income (loss) from operations	4,231	(2,058)	(2)	2,171
Other (expense) income, net	(237)	92	—	(145)
Change in fair value of warrant liability	—	212	—	212
Income tax expense	(662)	—	—	(662)
Net income (loss)	$3,332	$(1,754)	$(2)	$1,576

Supplemental disclosure of stock-based compensation expense:
Cost of revenue	$47	$—	$—	$47
Selling and marketing	29	—	—	29
General and administrative	273	557	—	830
Stock-based compensation total	$349	$557	$—	$906

	Six Months Ended June 30, 2025
	Gyre Pharmaceuticals	Gyre	Other	Consolidated
Revenues	$48,829	$—	$—	$48,829
Cost of revenues	2,045	—	—	2,045
Gross profit	46,784	—	—	46,784
Operating expenses excluding cost of revenues:
Selling and marketing	26,035	—	—	26,035
Research and development	6,366	154	—	6,520
General and administrative	6,413	3,366	5	9,784
Loss on disposal of assets, net	1	—	—	1
Total operating expenses excluding cost of revenues	38,815	3,520	5	42,340
Income (loss) from operations	7,969	(3,520)	(5)	4,444
Other (expense) income, net	(175)	137	—	(38)
Change in fair value of warrant liability	—	2,467	—	2,467
Income tax expense	(1,563)	—	—	(1,563)
Net income (loss)	$6,231	$(916)	$(5)	$5,310

Supplemental disclosure of stock-based compensation expense:
Cost of revenue	$47	$—	$—	$47
Selling and marketing	29	—	—	29
General and administrative	351	986	—	1,337
Stock-based compensation total	$427	$986	$—	$1,413

	Three Months Ended June 30, 2024
	Gyre Pharmaceuticals	Gyre	Other	Consolidated
Revenues	$25,225	$—	$—	$25,225
Cost of revenues	770	—	—	770
Gross profit	24,455	—	—	24,455
Operating expenses excluding cost of revenues:
Selling and marketing	14,414	—	—	14,414
Research and development	3,077	278	—	3,355
General and administrative	2,549	874	1	3,424
Loss on disposal of assets, net	68	—	—	68
Total operating expenses excluding cost of revenues	20,108	1,152	1	21,261
Income (loss) from operations	4,347	(1,152)	(1)	3,194
Change in fair value of warrant liability	—	2,913	—	2,913
Other income (expense), net	53	(125)	—	(72)
Income tax expense	(1,497)	—	—	(1,497)
Net income	$2,903	$1,636	$(1)	$4,538

Supplemental disclosure of stock-based compensation expense:
General and administrative	$—	$16	$—	$16
Stock-based compensation total	$—	$16	$—	$16

	Six Months Ended June 30, 2024
	Gyre Pharmaceuticals	Gyre	Other	Consolidated
Revenues	$52,397	$—	$—	$52,397
Cost of revenues	1,749	—	—	1,749
Gross profit	50,648	—	—	50,648
Operating expenses excluding cost of revenues:
Selling and marketing	26,956	—	—	26,956
Research and development	5,086	451	—	5,537
General and administrative	4,806	2,015	1	6,822
Loss on disposal of assets, net	68	—	—	68
Total operating expenses excluding cost of revenues	36,916	2,466	1	39,383
Income (loss) from operations	13,732	(2,466)	(1)	11,265
Change in fair value of warrant liability	—	7,201	—	7,201
Other income (expense), net	115	(65)	—	50
Income tax expense	(4,043)	—	—	(4,043)
Net income	$9,804	$4,670	$(1)	$14,473

Supplemental disclosure of stock-based compensation expense:
General and administrative	$—	$27	$—	$27
Stock-based compensation total	$—	$27	$—	$27

The table below presents total assets as of June 30, 2025 and December 31, 2024.

	June 30, 2025
	Gyre Pharmaceuticals	Gyre	Other	Consolidated
Total assets	$121,142	$31,139	$365	$152,646

	December 31, 2024
	Gyre Pharmaceuticals	Gyre	Other	Consolidated
Total assets	$114,248	$10,790	$368	$125,406

The table below only includes cash outflows for the purchase of property and equipment and excludes non-cash activities.

	Six Months Ended June 30, 2025
	Gyre Pharmaceuticals	Gyre	Other	Consolidated
Purchase of property and equipment	$378	$—	$—	$378

	Six Months Ended June 30, 2024
	Gyre Pharmaceuticals	Gyre	Other	Consolidated
Purchase of property and equipment	$1,673	$14	$—	$1,687

17. Subsequent Event

In the third quarter of 2025, pursuant to an agreement previously entered into by and among BJC, Gyre Pharmaceuticals and the other parties thereto, BJC increased its capital contribution in Gyre Pharmaceuticals by $1.28 million in exchange for 9,184,910 additional shares of Gyre Pharmaceuticals. As a result, the Company’s indirect interest in Gyre Pharmaceuticals increased from 65.2% to 69.7%.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this Quarterly Report on Form 10-Q (this “Quarterly Report”), unless otherwise specified, references to “we,” “our,” “us” and “our company” refer to Gyre Therapeutics, Inc. (“Gyre”) and our majority indirectly owned subsidiary, Beijing Continent Pharmaceuticals Co., Ltd. (d/b/a Gyre Pharmaceuticals Co., Ltd.) (“Gyre Pharmaceuticals”). The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and related notes that appear in this Quarterly Report and with the audited consolidated financial statements and related notes that are included as part of our Annual Report on Form 10-K for the year ended December 31, 2024 (the “Annual Report”).

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

Our strategy is to build on our success in the development and commercialization of ETUARY® (pirfenidone) to expand into new indications and advance our pipeline of innovative drug candidates. Pirfenidone, the first anti-fibrotic drug approved for idiopathic pulmonary fibrosis (“IPF”) in Japan, the European Union, the United States, and the People’s Republic of China (the “PRC”), is a small molecule drug that inhibits the synthesis of TGF-ß1, Tumor Necrosis Factor-α, and other fibrosis and inflammation modulators. We have obtained approval for ETUARY® in the PRC for IPF.

Etorel

Gyre Pharmaceuticals successfully advanced pirfenidone from research and development to commercialization in the PRC for the treatment of IPF. In May 2024, Gyre Pharmaceuticals executed a comprehensive agreement with Jiangsu Wangao Pharmaceuticals Co., Ltd. to acquire the commercial rights to Etorel (nintedanib, ethanesulfonate soft capsules). Etorel has been approved for the treatment of patients with SSc-ILD and PF-ILD. Etorel is expected to provide patients with more choices and benefits. Gyre Pharmaceuticals successfully initiated a commercial launch of Etorel in the PRC in the second quarter of 2025, which has and we expect will continue to help offset declines in ETUARY® sales as a result of increased competition in the IPF treatment market and the fluctuations in the Chinese economy that have weakened overall healthcare spending. We believe that this launch can drive meaningful revenue growth, expand our market penetration, and enhance brand recognition within the respiratory disease space. Additionally, the commercialization of Etorel aligns with our broader strategy of building a comprehensive pulmonary care portfolio, potentially creating opportunities for synergies with our existing and future product offerings. We expect to continue to invest in commercialization efforts, including market access, physician education, and patient support programs, to optimize uptake and maximize the long-term value of this product.

Pirfenidone

In addition to IPF, pirfenidone is undergoing one additional Phase 3 trial in the PRC for the treatment of pneumoconiosis to broaden its indications and market. In March 2025, we received approval from the PRC’s National Medical Products Administration (the “NMPA”) for a clinical trial application for the treatment of radiation-induced lung injury with or without immune-related pneumonitis. We are currently preparing to initiate the anticipated clinical trial in the second half of 2025.

Contiva

In March 2025, Gyre Pharmaceuticals initiated commercialization of Contiva in the PRC for thrombocytopenia (“TCP”) in adults with chronic liver disease (“CLD”) and immune thrombocytopenic purpura (“ITP”). Gyre Pharmaceuticals received approval from the NMPA for Contiva maleate tablets for the treatment of CLD-associated TCP and ITP. TCP is the most common hematologic complication in patients with CLD and can be life threatening in severe cases. Contiva is an oral thrombopoietin receptor agonist. Contiva was approved by the U.S. Food and Drug Administration for the treatment of adults with CLD-associated TCP in May 2018, and its indication was subsequently expanded to include the treatment of ITP in June 2019. Gyre Pharmaceuticals acquired Contiva under a transfer agreement with Nanjing Healthnice Pharmaceutical Technology, Co., Ltd. (“Nanjing Healthnice”) in June 2021.

Hydronidone

Hydronidone, our lead development candidate in both the United States and the PRC, is a structural derivative of ETUARY®. It is a new oral chemical entity with an anti-fibrotic, TGF-ß1-targeting mechanism of action. Studies suggest that Hydronidone and its major metabolites have minimal drug-drug interaction risks. We are prioritizing Hydronidone for the treatment of liver fibrosis due to the large potential addressable market and significant unmet need.

Gyre Pharmaceuticals completed a pivotal Phase 3 trial of Hydronidone in the PRC evaluating its safety and efficacy for the treatment of liver fibrosis in patients with chronic hepatitis B (“CHB”) associated liver fibrosis. The 52-week, multicenter, double-blind, placebo-controlled trial enrolled 248 patients with CHB fibrosis across 39 hospitals in the PRC. Patients were randomized 1:1 to receive either entecavir anti-viral therapy plus Hydronidone (270 mg/day, orally) or entecavir antiviral therapy alone. The trial met its primary endpoint, with a statistically significant proportion of patients receiving Hydronidone achieving a ≥1-stage regression in liver fibrosis compared to placebo (P=0.0002). In addition, Hydroindone met a key secondary endpoint with statistically significant inflammation improvement without fibrosis progression at Week 52 versus the placebo arm. Hydronidone was well tolerated with a comparable incidence of serious adverse events (4.88% vs. 6.45% in the placebo group) and no discontinuations due to adverse events in either group.

Based on these positive results, we plan to file a New Drug Application with the NMPA in the third quarter of 2025. In parallel, we are actively preparing to file an investigational new drug application (“IND”) with the U.S. Federal Food and Drug Administration in the third quarter of 2025 and, subject to IND clearance, plan to initiate a Phase 2 trial in the United States evaluating Hydronidone for the treatment of MASH-associated fibrosis in the second half of 2025. A prior U.S. Phase 1 trial in healthy volunteers confirmed Hydronidone’s tolerability and demonstrated a pharmacokinetic profile consistent with the results of clinical trials of Hydronidone in the PRC.

Other Product Candidates

We are also conducting a randomized, double-blind, placebo-controlled Phase 2 clinical trial in the PRC to assess the safety and efficacy of F573, a caspase inhibitor for the treatment of acute/acute on-chronic liver failure. Completion of the Phase 2 clinical trial is expected in 2026. In June 2025, we successfully dosed the first volunteer in a Phase 1 in the PRC trial evaluating F230, a selective endothelin receptor agonist, for the treatment of pulmonary arterial hypertension. We are also evaluating F528, a novel anti-inflammation agent that targets the inhibition of multiple inflammatory cytokines, in preclinical studies as a potential first-line therapy for the treatment of chronic obstructive pulmonary disease.

Historical Business Combination Agreement

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

The GNI USA Contributions were treated as an asset acquisition under U.S. generally accepted accounting principles (“GAAP”), with CPI treated as the accounting acquirer and presented as the predecessor for post-acquisition reporting purposes. Since Catalyst is the legal acquirer, the GNI USA Contributions were accounted for as a reverse asset acquisition. This determination was based upon the terms of the Business Combination Agreement and other factors including that, immediately following the GNI USA Contributions: (i) GNI USA (as the parent company of CPI immediately prior to the GNI USA Contributions) owns a substantial majority of the voting power of the combined company; (ii) GNI USA has the ability to control the board of directors of the combined company; and (iii) senior management of Gyre Pharmaceuticals and GNI USA hold a majority of the key positions in senior management of the combined company. Immediately prior to the closing of the GNI USA Contributions, Catalyst did not meet the definition of a business because Catalyst did not have an organized workforce that significantly contributed to its ability to create output, and substantially all of its fair value was concentrated in in-process research and development.

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

The Preferred Stock Warrants are exercisable at an exercise price of $4,915.00 per share of Convertible Preferred Stock and expire on October 30, 2033. In January 2024, all shares of Convertible Preferred Stock were converted into common stock. The Preferred Stock Warrants issued are considered freestanding financial instruments and classified as a liability.

Share Capital Increase Agreement

In the third quarter of 2025, pursuant to an agreement previously entered into by and among BJC, Gyre Pharmaceuticals and the other parties thereto, BJC increased its capital contribution in Gyre Pharmaceuticals by $1.28 million in exchange for 9,184,910 additional shares of Gyre Pharmaceuticals. As a result, our indirect interest in Gyre Pharmaceuticals increased from 65.2% to 69.7%.

Jiangsu Wangao Agreement

In May 2024, Gyre Pharmaceuticals entered into an agreement with Jiangsu Wangao Pharmaceuticals Co., Ltd. (the “Jiangsu Wangao Agreement”), effective from May 7, 2024 to May 6, 2035. Pursuant to the Jiangsu Wangao Agreement, Gyre Pharmaceuticals obtained the drug registration certificate for and became the marketing authorization holder of Etorel (nintedanib, ethanesulfonate soft capsules), a small-molecule drug for the treatment of SSc-ILD and PF-ILD, within the PRC. The total minimum payments under the Jiangsu Wangao Agreement are RMB 35.0 million, or approximately $4.9 million, based on the June 30, 2025 spot exchange rate. This includes an upfront transfer fee of RMB 15.0 million, or approximately $2.1 million, payable in three installments, and subsequent payments based on annual sales over eight years following the commencement of commercial sales. Additionally, Gyre Pharmaceuticals will bear the costs associated with relocating the production site to a designated location and will cover all expenses related to the manufacturing process. As of June 30, 2025, we had paid three installments totaling RMB 15.0 million, or approximately $2.1 million, based on the June 30, 2025 spot exchange rate.

Financial Operations Overview

During the three months ended June 30, 2025, we had net income of $1.6 million and net income attributable to common stockholders of $0.4 million. For the six months ended June 30, 2025, we had net income of $5.3 million and net income attributable to common stockholders of $3.1 million. During the three months ended June 30, 2024, we had net income of $4.5 million and net income attributable to common stockholders of $3.5 million. For the six months ended June 30, 2024, we had net income of $14.5 million and net income attributable to common stockholders of $11.1 million. As of June 30, 2025, we had an accumulated deficit of $70.3 million and cash and cash equivalents of $36.5 million. As of December 31, 2024, we had an accumulated deficit of $73.5 million and cash and cash equivalents of $11.8 million.

Components of Results of Operations

Revenues

Sales of Pharmaceutical Products

We generate revenue primarily through sales of ETUARY®, Contiva, Etorel and certain generic drugs in the PRC. Distributors are our direct customers, and sales to distributors accounted for 100% of the revenue. Such distributors sell pharmaceutical products to certain outlets, including hospitals and other medical institutions, as well as pharmacies.

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

Selling and Marketing Expenses

Selling and marketing expenses primarily relate to selling and marketing our products in the PRC and consist of expenses incurred from hosting academic conferences, seminars and symposia; promotional expenses associated with market education on ETUARY® for its use in hospitals; and staff costs primarily consisting of salaries and benefits for in-house marketing and promotion staff.

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

On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was enacted into law, including, among other things, provisions allowing accelerated tax deductions for qualified property and research expenditures. We are evaluating the future impact of the OBBBA on our financial statements.

Results of Operations

Comparison of the three months ended June 30, 2025 and 2024

The following table summarizes our results of operations for the periods presented (in thousands, except percentage change):

	Three Months Ended June 30,
	2025	2024	Change ($)	Change (%)
Revenues	$26,771	$25,225	$1,546	6%
Cost of revenues	1,151	770	381	49%
Gross profit	25,620	24,455	1,165	5%
Operating expenses excluding cost of revenues:
Selling and marketing	15,194	14,414	780	5%
Research and development	3,425	3,355	70	2%
General and administrative	4,829	3,424	1,405	41%
Loss on disposal of assets, net	1	68	(67)	(99)%
Total operating expenses excluding cost of revenues	23,449	21,261	2,188	10%
Income from operations	2,171	3,194	(1,023)	(32)%
Other income, net:
Change in fair value of warrant liability	212	2,913	(2,701)	(93)%
Other expense, net	(145)	(72)	(73)	101%
Income before income taxes	2,238	6,035	(3,797)	(63)%
Provision for income taxes	(662)	(1,497)	835	(56)%
Net income	1,576	4,538	(2,962)	(65)%
Net income attributable to noncontrolling interest	1,134	1,010	124	12%
Net income attributable to common stockholders	$442	$3,528	$(3,086)	(87)%

Revenues

Revenues for the three months ended June 30, 2025 and 2024 were $26.8 million and $25.2 million, respectively. The $1.6 million, or 6%, increase was primarily due to a $1.6 million increase in revenue as a result of Etorel’s commercial launch in June 2025 and a $1.5 million increase in revenue from the sales of Contiva. These increases were offset by a $1.5 million decline in ETUARY® sales.

We continue to anticipate revenue growth over the remainder of the year, driven by the commercial launch of Etorel in June 2025 and the continued expansion of Contiva.

Cost of Revenues

Cost of revenues for the three months ended June 30, 2025 and 2024 was $1.2 million and $0.8 million, respectively. The $0.4 million, or 49%, increase was primarily attributable to a $0.2 million increase in the costs associated with Contiva and Etorel, in line with the corresponding increase in their sales, and a $0.2 million increase in ETUARY®’s cost due to the higher plant, property and equipment depreciation from a plant renovation.

Selling and Marketing Expenses

Selling and marketing expenses increased by $0.8 million, or 5%, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. The increase was primarily attributable to a $0.9 million increase in payroll costs, driven by higher headcount and increase of sales in the three months ended June 30, 2025, partially offset by $0.1 million decrease in promotion and conference expenses.

Research and Development Expenses

The table below details our costs for research and development for the periods presented (in thousands, except percentage change):

	Three Months Ended June 30,
	2025	2024	Change ($)	Change (%)
Direct program expenses:
Clinical trials	$1,765	$1,619	$146	9%
Materials and utilities	334	443	(109)	(25)%
Pre-clinical research	280	302	(22)	(7)%
Indirect expenses:
Personnel-related costs	873	797	76	10%
Facilities, depreciation and other	173	194	(21)	(11)%
Total research and development expenses	$3,425	$3,355	$70	2%

Research and development expenses increased by $0.1 million, or 2%, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. The increase was primarily attributable a $0.1 million increase in clinical trial costs, primarily related to data analysis costs for Hydronidone, and a $0.1 million increase in staff costs. These increases were partially offset by a $0.1 million decrease in materials and utilities expenses.

General and Administrative Expenses

General and administrative expenses increased by $1.4 million, or 41%, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. The increase was primarily driven by a $0.5 million increase in professional fees and a $0.9 million increase in functional and administrative department's personnel and stock compensation costs.

Change in Fair Value of Warrant Liability

Change in fair value of warrant liability decreased $2.7 million, or 93%, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. The decrease was related to the remeasurement of the Preferred Stock Warrants liability.

Other Expense, Net

Other expense, net increased by $0.1 million, or 101%, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. The increase was primarily due to an increase in donation expense from Gyre Pharmaceuticals, offset by an increase in interest income.

Provision for Income Taxes

Provision for income taxes was $0.7 million and $1.5 million for the three months ended June 30, 2025 and 2024, respectively. The decrease was primarily attributable to a lower profit from Gyre Pharmaceuticals’ operations for the three months ended June 30, 2025.

Comparison of the six months ended June 30, 2025 and 2024

The following table summarizes our results of operations for the periods presented (in thousands, except percentage change):

	Six Months Ended June 30,
	2025	2024	Change ($)	Change (%)
Revenues	$48,829	$52,397	$(3,568)	(7)%
Cost of revenues	2,045	1,749	296	17%
Gross profit	46,784	50,648	(3,864)	(8)%
Operating expenses excluding cost of revenues:
Selling and marketing	26,035	26,956	(921)	(3)%
Research and development	6,520	5,537	983	18%
General and administrative	9,784	6,822	2,962	43%
Loss on disposal of assets, net	1	68	(67)	(99)%
Total operating expenses excluding cost of revenues	42,340	39,383	2,957	8%
Income from operations	4,444	11,265	(6,821)	(61)%
Other income, net:
Change in fair value of warrant liability	2,467	7,201	(4,734)	(66)%
Other (expense) income, net	(38)	50	(88)	(176)%
Income before income taxes	6,873	18,516	(11,643)	(63)%
Provision for income taxes	(1,563)	(4,043)	2,480	(61)%
Net income	5,310	14,473	(9,163)	(63)%
Net income attributable to noncontrolling interest	2,170	3,413	(1,243)	(36)%
Net income attributable to common stockholders	$3,140	$11,060	$(7,920)	(72)%

Revenues

Revenues for the six months ended June 30, 2025 and 2024 were $48.8 million and $52.4 million, respectively. The $3.6 million, or 7%, decrease was primarily due to a $6.8 million decline in ETUARY® sales, partially offset by the increase in new product sales of Contiva by $1.8 million and Etorel by $1.6 million. The decrease in ETUARY® sales was mainly due to lower sales volume compared to the first half of 2024, when revenues were elevated by a one-time rural marketing campaign that was not repeated in 2025. Additionally, weaker economic conditions in China and increased competition in the IPF treatment market also contributed to the decline. During the first half of 2025, marketing efforts were intentionally shifted to support the launches of Etorel and Contiva.

We continue to anticipate revenue growth over the remainder of the year, driven by the continued expansion of our Contiva and Etorel commercial franchises.

Cost of Revenues

Cost of revenues for the six months ended June 30, 2025 and 2024 was $2.0 million and $1.7 million, respectively. The $0.3 million, or 17%, increase was driven by a $0.1 million increase in stock-based compensation and a $0.2 million increase in the costs of Etorel and Contiva, in line with the corresponding increase in their sales.

Selling and Marketing Expenses

Selling and marketing expenses decreased by $0.9 million, or 3%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The decrease was primarily driven by a reduction in commission costs due to the decrease in sales.

Research and Development Expenses

The table below details our costs for research and development for the periods presented (in thousands, except percentage change):

	Six Months Ended June 30,
	2025	2024	Change ($)	Change (%)
Direct program expenses:
Clinical trials	$3,202	$1,732	$1,470	85%
Materials and utilities	656	945	(289)	(31)%
Pre-clinical research	601	624	(23)	(4)%
Indirect expenses:
Personnel-related costs	1,732	1,773	(41)	(2)%
Facilities, depreciation and other	329	463	(134)	(29)%
Total research and development expenses	$6,520	$5,537	$983	18%

Research and development expenses increased by $1.0 million, or 18%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The increase was primarily attributable to a $1.5 million increase in clinical trial costs, primarily as a result of data analysis costs for Hydronidone. This increase was offset by a $0.3 million decrease in materials and utilities expenses and a $0.1 million decrease in facilities, depreciation and other.

General and Administrative Expenses

General and administrative expenses increased by $3.0 million, or 43%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The increase was primarily driven by a $0.6 million increase in professional fees, a $1.6 million increase in functional and administrative department's personnel and stock compensation costs, and a $0.8 million increase in miscellaneous expense, mainly due to the increase for the annual meeting expense.

Change in Fair Value of Warrant Liability

Change in fair value of warrant liability decreased $4.7 million, or 66%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The decrease was related to the remeasurement of the Preferred Stock Warrants liability.

Other (Expense) Income, Net

Other expense, net increased by $0.1 million, or 176%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The increase was primarily due to an increase in foreign currency exchange loss from Gyre Pharmaceuticals, offset by an increase in interest income.

Provision for Income Taxes

Provision for income taxes was $1.6 million and $4.0 million for the six months ended June 30, 2025 and 2024, respectively. The decrease was primarily attributable to a lower profit from Gyre Pharmaceuticals’ operations for the six months ended June 30, 2025.

Recent Accounting Pronouncements

Refer to Note 2 — Summary of Significant Accounting Policies to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report for more information about recent accounting pronouncements.

Liquidity and Capital Resources

Sources of Liquidity

As of June 30, 2025, we had cash and cash equivalents of $36.5 million, short-term bank deposits of $17.9 million and long-term certificates of deposit of $21.5 million, which are available to fund operations, and an accumulated deficit of $70.3 million. Our net income during the three and six months ended June 30, 2025 was $1.6 million and $5.3 million, respectively, while cash provided by operating activities was $2.1 million and $2.0 million, respectively. We believe that our existing cash and cash equivalents, cash flows from operations, and access to capital markets will be sufficient to fund our operating activities and obligations for at least the next 12 months following the filing date of this Quarterly Report and thereafter for the foreseeable future.

Future Funding Requirements

We expect to use cash flows from operations to meet our current and future financial obligations, including funding our operations, and capital expenditures. Our ability to make these payments depends on our future performance, which will be affected by financial, business, economic, regulatory, and other factors, many of which we cannot control. In particular, following results from the PRC Phase 3 trial in CHB-associated liver fibrosis and pending approval of an IND submission, we expect to initiate a Phase 2 trial to evaluate Hydronidone for the treatment of MASH-associated liver fibrosis in 2025. We cannot guarantee that a Phase 2 trial will be initiated or estimate the funding needed for such trial at this time, but may need to raise additional capital to fund this program.

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

The following table summarizes our cash flows for the periods presented (in thousands):

	Six Months Ended June 30,
	2025	2024
Cash Flow Data:
Net cash provided by (used in) operating activities	$1,959	$(2,609)
Net cash used in investing activities	(1,075)	(15,493)
Net cash provided by financing activities	23,695	814
Effect of exchange rate changes on cash and cash equivalents	99	(124)
Net change in cash and cash equivalents	$24,678	$(17,412)

Cash Flows from Operating Activities

Cash provided by operating activities for the six months ended June 30, 2025 was $2.0 million, reflecting our net income of $5.3 million and non-cash items of $0.3 million, which primarily includes $1.4 million in stock-based compensation and $1.2 million in depreciation and amortization, offset by $2.5 million related to the change in the fair value of warrant liability. Additionally, cash used in operating activities reflected changes in net operating assets and liabilities of $3.6 million.

Cash used in operating activities for the six months ended June 30, 2024 was $2.6 million, reflecting our net income of $14.5 million, offset by non-cash items of $6.9 million primarily related to the change in fair value of warrant liability of $7.2 million. Additionally, cash used in operating activities reflected changes in net operating assets and liabilities of $10.1 million.

Cash Flows from Investing Activities

Cash used in investing activities for the six months ended June 30, 2025 was $1.1 million, which consisted of $11.2 million in purchases of certificates of deposit, $0.4 million in purchases of property and equipment, and $0.7 million in acquisition of intangible assets, partially offset by $11.2 million of proceeds from the maturity of certificates of deposit.

Cash used in investing activities for the six months ended June 30, 2024 was $15.5 million, which consisted of $14.1 million in purchases of certificates of deposit and $1.7 million in purchases of property and equipment, partially offset by $0.3 million in proceeds from sale of equipment.

Cash Flows from Financing Activities

Cash provided by financing activities for the six months ended June 30, 2025 was $23.7 million due to $23.0 million in proceeds from the issuance of common stock pursuant to our public offering of 2,555,555 shares of common stock, $2.0 million in proceeds from the exercise of stock options, and $0.5 million in proceeds from the issuance of common stock under our at-the-market offering program with Jefferies LLC, partially offset by $1.8 million of cash used in connection with deferred offering costs.

Cash provided by financing activities for the six months ended June 30, 2024 was $0.8 million due to $0.9 million in proceeds from the exercise of stock options, offset by $0.1 million in cash paid for offering cost.

Restricted Net Assets

Under PRC laws and regulations, Gyre Pharmaceuticals is subject to restrictions on foreign exchange and cross-border cash transfers, including to parent companies and U.S. stockholders. The ability to distribute earnings to the parent companies and U.S. stockholders is also limited. Current PRC regulations permit Gyre Pharmaceuticals to pay dividends to BJC only out of its accumulated profits as determined in accordance with PRC accounting standards and regulations. Amounts restricted include paid-in capital and the statutory reserves of Gyre Pharmaceuticals. The aggregate amounts of restricted capital and statutory reserves of the relevant subsidiaries not available for distribution were $64.7 million and $64.3 million as of June 30, 2025 and December 31, 2024, respectively. We do not expect the restrictions described above to have a material impact on our ability to meet our cash obligations.

Contractual Obligations and Other Commitments

Leases

We have entered into lease arrangements in (1) San Diego, California for our headquarters, which expires on the last day of the 38th full calendar month beginning on or after November 11, 2023, and (2) the PRC, for office and laboratory spaces through May 2027. As of June 30, 2025, our fixed lease payment obligations were $1.5 million, with $0.5 million payable within the remaining six months of 2025.

Other Contractual Obligations and Commitments

In September 2022, we entered into a transfer agreement with New Jiyuan (Beijing) Pharmaceutical Technology Co., Ltd. (“New Jiyuan”), an independent third party, pursuant to which New Jiyuan agreed to transfer to us the minocycline hydrochloride foam for the treatment of moderate to severe acne and all relevant technologies, complete product development and transfer to us all materials necessary for the application of marketing approval of the NMPA. Upon the completion of the transfer, we expect that we will be approved by the NMPA as the marketing authorization holder of the minocycline hydrochloride foam. In exchange, we will pay a total amount of $1.0 million and the payments will be made by installments conditioned upon certain milestones (e.g., the completion of bioequivalence study, or the registration application to the NMPA) being met. Process verification has been completed. As of June 30, 2025, we have made total payments of approximately $0.7 million.

In December 2022, we entered into a transfer agreement with Hangzhou Baicheng Pharmaceutical Technology Co., Ltd. (“Baicheng”) and Zhejiang CDMO Pharmaceutical Co., Ltd., an independent third party, pursuant to which Baicheng agreed to transfer to us the acetylcysteine injection for the treatment of respiratory diseases with excessive thick mucus discharge and all relevant technologies; assist us in completing any research, trial and other required procedures; and transfer to us all materials necessary for the application of marketing approval of CDE. Upon the completion of this transfer agreement, we expect that we will be approved by the NMPA as the marketing authorization holder of the acetylcysteine injection. Gyre Pharmaceuticals filed Abbreviated New Drug Application to CDE in May 2025. As of June 30, 2025, we have made payments totaling approximately $0.5 million under this agreement. Upon receiving the NMPA’s final approval, we will make an additional $40,000 in payments.

Research and Development Programs

As of June 30, 2025, we have committed to allocate $34.7 million toward future research and development activities for various programs.

Property and Equipment

Our commitments related to the purchase of property and equipment contracted but not yet reflected in the unaudited condensed consolidated financial statements were $4.0 million as of June 30, 2025 and are expected to be incurred within one year.

Etorel IP Rights

We are committed to annual payments to the Etorel IP Rights transferor over eight years following the commencement of commercial sales. See Note 12 — Commitments and Contingencies. As of June 30, 2025, the commercial sales of Etorel have commenced.

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

Based on the aggregate market value of our common stock held by non-affiliates as of June 30, 2024, we remain a smaller reporting company, but became an “accelerated filer” as of December 31, 2024. As a result of our transition to accelerated filer status, we were required, pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), to include in our Annual Report an attestation report from our independent registered public accounting firm regarding the effectiveness of our internal control over financial reporting, and we have complied with this requirement by including the attestation report in our Annual Report. However, we expect to continue to take advantage of the reduced reporting requirements applicable to smaller reporting companies.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company, as defined by Rule 12b-2 under the Exchange Act and in Item 10(f)(1) of Regulation S-K, and are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of June 30, 2025, our management, with the participation and supervision of our principal executive officer and our principal financial officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2025 to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Trading Arrangements

On June 16, 2025 (the “Effective Date”), Weiguo Ye, the Chief Operating Officer of the Company, entered into a Rule 10b5-1 trading arrangement (as defined in Item 408 of Regulation S-K) with Futu Securities International (Hong Kong) Limited, a company organized under the laws of Hong Kong SAR (“Futu”). Mr. Ye’s plan appoints Futu to arrange for the sale of up to 700,000 shares of common stock. The trading arrangement terminates 15 months after the Effective Date or upon the sale of all shares pursuant to the trading arrangement. During the three months ended June 30, 2025, no other director or executive officer adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement, as such terms are defined under Item 408(a) of Regulation S-K.

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

31.1*

Certification of the Interim Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Interim Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL (extensible Business Reporting Language) Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

GYRE THERAPEUTICS, INC.

Date: August 11, 2025	/s/ Ping Zhang
Ping Zhang
Executive Chairman and Interim Chief Executive Officer
(Principal Executive Officer)

Date: August 11, 2025	/s/ Ruoyu Chen
Ruoyu Chen
Chief Financial Officer
(Principal Financial and Accounting Officer)