Form 10-Q
period 2026-06-30
GYRE THERAPEUTICS, INC.
filed 2026-08-07
CIK 1124105

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 01, 2026, the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 111,509,849, which includes 5,476,086 shares of common stock issued in the name of the registrant to a stock plan administrator of the registrant (see Note 8 — Stockholders’ Equity).

GYRE THERAPEUTICS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Gyre Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	June 30, 2026	December 31, 2025
		(As Recast)
Assets
Current assets:
Cash and cash equivalents	$43,287	$49,192
Short-term bank deposits	14,058	15,355
Short-term investment	17,451	28,085
Notes receivable	232	5,638
Accounts receivables, net	27,760	31,078
Other receivables from GNI	255	230
Inventories, net	11,428	10,171
Prepaid assets and other current assets	7,601	9,613
Total current assets	122,072	149,362
Property and equipment, net	27,284	27,549
Intangible assets, net	4,525	4,727
Long-term prepayments	302	112
Deferred tax assets	9,284	6,873
Long-term certificates of deposit	28,444	23,516
Other assets, noncurrent	7,344	7,624
Total assets	$199,255	$219,763
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,236	$1,335
Due to related parties	5,085	227
Accrued expenses and other current liabilities	18,810	18,161
Income tax payable	2,147	2,940
Operating lease liabilities, current	1,385	1,119
Total current liabilities	28,663	23,782
Operating lease liabilities, noncurrent	2,033	2,303
Deferred government grants	829	852
Warrant liability, noncurrent	2,741	2,961
Other noncurrent liabilities	70	1,506
Total liabilities	34,336	31,404
Commitments and Contingencies (Note 11)
Series B preferred stock, $0.001 par value, 5,000,000 shares authorized; 3,697,235 shares and zero shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	22,430	—
Redeemable convertible preferred stock, $0.001 par value, 5,000,000 shares authorized; zero shares and 2,601,826 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	—	15,784
Redeemable noncontrolling interests — Cullgen redeemable convertible preferred stock	—	113,030
Stockholders’ equity:
Common stock, $0.001 par value, 400,000,000 shares authorized; 106,033,763 shares and 91,314,007 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	106	91
Additional paid-in capital	240,644	172,819
Statutory reserve	3,648	3,098
Accumulated deficit	(137,962)	(112,603)
Accumulated other comprehensive income (loss)	1,492	(908)
Total Gyre stockholders’ equity	107,928	62,497
Noncontrolling interest	34,561	(2,952)
Total equity	142,489	59,545
Total liabilities, Series B preferred stock, redeemable convertible preferred stock, and stockholders’ equity	$199,255	$219,763

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Gyre Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025 (As Recast)	2026	2025 (As Recast)
Revenues	$29,105	$29,734	$53,535	$60,305
Operating expenses:
Cost of revenues	2,209	1,151	3,436	2,045
Selling and marketing	13,754	15,195	27,890	26,035
Research and development	14,300	8,351	25,781	16,442
Research and development - related parties	4,836	—	4,836	—
General and administrative	7,867	7,277	18,043	15,481
Transaction costs	502	—	6,886	-
Total operating expenses	43,468	31,974	86,872	60,003
(Loss) income from operations	(14,363)	(2,240)	(33,337)	302
Other (loss) income, net:
Interest income	740	941	1,483	1,797
Other expense, net	(943)	(488)	(830)	(301)
Change in fair value of warrant liability	132	212	220	2,467
(Loss) Income before income taxes	(14,434)	(1,575)	(32,464)	4,265
Benefit (provision) for income taxes	164	(662)	(385)	(1,563)
Net (loss) income	(14,270)	(2,237)	(32,849)	2,702
Accretion of Cullgen redeemable convertible preferred stock	(1,058)	(2,642)	(3,905)	(5,220)
Net loss attributable to noncontrolling interest	(3,665)	(2,835)	(11,945)	(2,644)
Net (loss) income attributable to common stockholders	$(11,663)	$(2,044)	$(24,809)	$126
Net (loss) income per share attributable to common stockholders:
Basic	$(0.12)	$(0.02)	$(0.26)	$0.00
Diluted	$(0.12)	$(0.03)	$(0.26)	$(0.03)
Weighted average shares used in calculating net (loss) income per share attributable to common stockholders:
Basic	100,637,599	89,119,344	96,003,117	87,295,099
Diluted	100,637,599	89,203,138	96,003,117	87,430,167

Other comprehensive (loss) income:
Reclassification adjustment for gains (loss) included in net (loss) income	—	12	(8)	8
Unrealized loss on short-term investments	(286)	(22)	(337)	(4)
Foreign currency translation adjustments	1,959	348	4,138	547
Other comprehensive (loss) income attributable to noncontrolling interest:
Reclassification adjustment for gains (loss) included in net loss attributable to noncontrolling interest	—	7	(5)	5
Unrealized loss on short-term investments attributable to noncontrolling interest	(268)	(13)	(299)	(2)
Foreign currency translation adjustments attributable to noncontrolling interest	593	133	1,321	210
Comprehensive loss attributable to noncontrolling interest	(3,340)	(2,708)	(10,928)	(2,431)
Comprehensive (loss) income attributable to common stockholders	$(10,315)	$(1,833)	$(22,033)	$464

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Gyre Therapeutics, Inc.

Condensed Consolidated Statements of Equity

(In thousands, except share amounts)

(Unaudited)

	Series B Convertible Preferred Stock		Redeemable convertible preferred stock		Redeemable Noncontrolling Interests		Common Stock		Additional Paid-In Capital	Statutory Reserve	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Gyre Stockholders’ Equity	Non-controlling Interest	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2025, as recast	—	$—	2,601,826	$15,784	1,095,409	$113,030	91,314,007	91	$172,819	$3,098	$(112,603)	$(908)	$62,497	$(2,952)	$59,545
Appropriation of statutory reserve	—	—	—	—	—	—	—	—	—	550	(550)	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	2,583	—	—	—	2,583	242	2,825
Stock options exercised	—	—	—	—	—	—	23,114	—	21	—	—	—	21	—	21
Accretion of Cullgen redeemable convertible preferred stock	—	—	—	—	—	2,847	—	—	—	—	(1,096)	—	(1,096)	(1,751)	(2,847)
Unrealized loss on short-term investments	—	—	—	—	—	—	—	—	—	—	—	(20)	(20)	(31)	(51)
Reclassification adjustment for loss included in net loss	—	—	—	—	—	—		—	—	—	—	(3)	(3)	(5)	(8)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	1,451	1,451	728	2,179
Net loss	—	—	—	—	—	—	—	—	—	—	(12,050)	—	(12,050)	(6,529)	(18,579)
Balance at March 31, 2026, as recast	—	$—	2,601,826	$15,784	1,095,409	$115,877	91,337,121	$91	$175,423	$3,648	$(126,299)	$520	$53,383	$(10,298)	$43,085
Stock-based compensation expense	—	—	—	—	—	—	—	—	1,833	—	—	—	1,833	—	1,833
Stock options exercised	—	—	—	—	—	—	246,115	—	188	—	—	—	188	—	188
Shares issued upon common control merger with Cullgen	3,697,235	22,430	(2,601,826)	(15,784)	(1,095,409)	(116,935)	14,450,527	15	63,200	—	—	(376)	62,839	48,199	111,038
Accretion of Cullgen redeemable convertible preferred stock	—	—	—	—	—	1,058	—	—	—	—	(407)	—	(407)	(651)	(1,058)
Unrealized loss on short-term investments	—	—	—	—	—	—	—	—	—	—	—	(18)	(18)	(268)	(286)
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	—	—	1,366	1,366	593	1,959
Net loss	—	—	—	—	—	—	—	—	—	—	(11,256)	—	(11,256)	(3,014)	(14,270)
Balance at June 30, 2026	3,697,235	$22,430	—	$—	—	$—	106,033,763	$106	$240,644	$3,648	$(137,962)	$1,492	$107,928	$34,561	$142,489

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Gyre Therapeutics, Inc.

Condensed Consolidated Statements of Equity

(In thousands, except share amounts)

(Unaudited)

	Redeemable convertible preferred stock		Redeemable Noncontrolling Interests		Common Stock		Additional Paid-In Capital	Statutory Reserve	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Gyre Stockholders’ Equity	Non-controlling Interest	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2024, as recast	2,601,826	$15,784	1,095,409	$102,325	86,307,544	$86	$136,954	$3,098	$(109,348)	$(2,898)	$27,892	$7,898	$35,790
Stock-based compensation expense	—	—	—	—	—	—	507	—	—	—	507	316	823
Stock options exercised	—	—	—	—	1,273,931	1	955	—	—	—	956	—	956
Accretion of Cullgen redeemable convertible preferred stock	—	—	—	2,578	—	—	—	—	(993)	—	(993)	(1,585)	(2,578)
Issuance of Common Stock upon ATM program	—	—	—	—	54,734	—	509	—	—	—	509	—	509
CVR Liability settlement	—	—	—	—	—	—	25	—	—	—	25	—	25
Deferred financing costs amortization	—	—	—	—	—	—	(2)	—	—	—	(2)	—	(2)
Unrealized gains on short-term investments	—	—	—	—	—	—	—	—	—	7	7	11	18
Reclassification adjustment for loss included in net income	—	—	—	—	—	—	—	—	—	(2)	(2)	(2)	(4)
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	122	122	77	199
Net income	—	—	—	—	—	—	—	—	3,163	—	3,163	1,776	4,939
Balance at March 31, 2025, as recast	2,601,826	$15,784	1,095,409	$104,903	87,636,209	$87	$138,948	$3,098	$(107,178)	$(2,771)	$32,184	$8,491	$40,675
Stock-based compensation expense	—	—	—	—	—	—	906	—	—	—	906	214	1,120
Stock options exercised	—	—	—	—	631,064	1	1,031	—	—	—	1,032	—	1,032
Accretion of Cullgen redeemable convertible preferred stock	—	—	—	2,642	—	—	—	—	(1,017)	—	(1,017)	(1,625)	(2,642)
Issuance of common stock	—	—	—	—	2,555,555	3	22,997	—	—	—	23,000	—	23,000
Deferred financing costs amortization	—	—	—	—	—	—	(1,676)	—	—	—	(1,676)	—	(1,676)
Unrealized loss on short-term investments	—	—	—	—	—	—	—	—	—	(9)	(9)	(13)	(22)
Reclassification adjustment for gains included in net loss	—	—	—	—	—	—	—	—	—	5	5	7	12
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	215	215	133	348
Net loss	—	—	—	—	—	—	—	—	(1,027)	—	(1,027)	(1,210)	(2,237)
Balance at June 30, 2025, as recast	2,601,826	$15,784	1,095,409	$107,545	90,822,828	$91	$162,206	$3,098	$(109,222)	$(2,560)	$53,613	$5,997	$59,610

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Gyre Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2026	2025 (As Recast)
Operating Activities
Net (loss) income	$(32,849)	$2,702
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Stock-based compensation	4,658	1,943
Equity in loss of unconsolidated affiliate	43	38
Depreciation and amortization	2,155	1,544
Noncash lease expense	441	818
Deferred income taxes, net	(2,164)	(491)
Bad debt expense and other non-cash items	160	25
Accrued interest on long-term certificates of deposit	105	189
Accretion of premium or discount on short-term investments	(10)	(44)
Change in fair value of financial liabilities, net	(220)	(2,467)
Foreign currency exchange loss	39	40
Loss on disposal of property and equipment	18	1
Changes in operating assets and liabilities:
Notes receivable	5,374	3,879
Accounts receivable	4,100	(4,966)
Inventories	(921)	(2,495)
Prepaid and other assets	2,065	(704)
Income tax payable	(877)	(1,753)
Accounts payable	(110)	454
Deferred revenue	—	(8,205)
Due to related parties	4,800	—
Accrued expenses and other liabilities	181	2,423
Operating lease liabilities	(536)	(559)
Net proceeds from CVR liability settlement	—	25
Net cash used in operating activities	(13,548)	(7,603)
Investing Activities
Acquisition of intangible assets	(1,029)	(722)
Purchase of certificates of deposit	(15,875)	(19,184)
Purchase of available-for-sale securities	(2,032)	(11,224)
Proceeds of available-for-sale securities	13,068	11,699
Purchase of property and equipment	(440)	(457)
Proceeds from sale of equipment	13	19
Proceeds from maturity of certificates of deposit	12,997	23,190
Net cash provided by investing activities	6,702	3,321
Financing Activities
Payments of listing expense	(208)	(2,106)
Deferred financing costs paid	—	(1,802)
Proceeds from the exercise of stock options	221	1,988
Proceeds from the issuance of common stock	—	23,000
Proceeds from the issuance of common stock in ATM program	—	509
Net cash provided by financing activities	13	21,589
Effect of exchange rate changes on cash	928	10
Net (decrease) increase in cash	(5,905)	17,317
Cash at beginning of the period	49,192	39,048
Cash at end of period	$43,287	$56,365

Supplement disclosure of non-cash operating activities:
Right-of-use asset obtained in exchange for operating lease liabilities	—	1,602
Supplemental Disclosure of Non-Cash Financing and Investing Activities:
Accretion of redeemable convertible preferred stock	3,905	5,220
Purchase of property and equipment and intangible assets included in accrued expenses and other liabilities	—	36
Unpaid listing expense included in accrued expenses	—	127

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Gyre Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Organization and Basis of Presentation

The Company

Gyre Therapeutics, Inc. (the “Company” or “Gyre”), formerly known as Catalyst Biosciences, Inc. (“Catalyst”), is a commercial-stage biopharmaceutical company originally incorporated in Delaware on March 7, 1997 under the name Targacept, Inc.

As of June 30, 2026, the Company holds a 69.7% indirect interest in Beijing Continent Pharmaceuticals Co., Ltd. (d/b/a Gyre Pharmaceuticals Co., Ltd., “Gyre Pharmaceuticals”), a commercial-stage biopharmaceutical company registered and established in the People’s Republic of China (“PRC”) in 2002. The majority shareholder of Gyre is GNI USA, Inc. (“GNI USA”), which is indirectly wholly owned by GNI Group Ltd. (“GNI Japan”). Gyre is a commercial-stage biotechnology company with a proven track record of success in developing and commercializing small-molecule anti-inflammatory and anti-fibrotic drugs targeting organ diseases, focusing specifically on organ fibrosis. Fibrotic diseases represent a large patient population with significant unmet medical needs.

On May 4, 2026 (the “Merger Closing Date”), the Company completed the merger (the “Merger”) with Cullgen Inc. (“Cullgen”) pursuant to the Agreement and Plan of Merger and Reorganization (the “Merger Agreement”), dated March 2, 2026, by and among Gyre, Cullgen, and Helix Merger Sub Corp. (“Merger Sub”). Upon consummation of the Merger, Cullgen became a wholly owned subsidiary of Gyre. Cullgen, a biopharmaceutical company dedicated to the development of medicines for the treatment of diseases lacking effective therapeutic approaches, was incorporated in the state of Delaware on January 12, 2018.

Liquidity

For the six months ended June 30, 2026, the Company had a net loss of $32.8 million, while net cash used in operating activities was $13.5 million. As of June 30, 2026, the Company had an accumulated deficit of $138.0 million and cash and cash equivalents of $43.3 million. Based on the Company’s current operating plan, management believes that existing cash and cash equivalents, cash flows from operations, and access to capital markets will be sufficient to fund the Company’s operating activities and obligations for at least twelve months following the issuance of these condensed consolidated financial statements.

Basis of Presentation and Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its controlled subsidiaries after elimination of all intercompany accounts and transactions among consolidated entities. On May 4, 2026, the Company completed the Merger with Cullgen, an entity under common control with the Company through GNI Japan. The Merger has been accounted for as a transaction between entities under common control. Accordingly, the accompanying unaudited condensed consolidated financial statements have been retrospectively recast for all periods presented during which the Company and Cullgen were under common control to reflect the combined financial position, results of operations, changes in stockholders’ equity, and cash flows of the Company and Cullgen as if the common-control transfer had occurred at the beginning of the earliest period presented.

For periods prior to the Merger Closing Date, the retrospective recast reflects the common-control transfer of Cullgen to the Company but does not give effect to the Company’s acquisition or exchange of Cullgen ownership interests held by parties other than GNI Japan before the date such interests were acquired or exchanged. Accordingly, Cullgen’s historical equity, net income or loss, and comprehensive income or loss attributable to ownership interests held by parties other than GNI Japan have been presented as noncontrolling interests for periods prior to the Merger Closing Date. Upon completion of the Merger, Cullgen became a wholly owned subsidiary of the Company and the related Cullgen noncontrolling interests were eliminated within equity, with no gain or loss recognized in the condensed consolidated statements of operations or comprehensive income.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and the requirements of the Securities and Exchange Commission (the “SEC”) for interim reporting. The December 31, 2025 consolidated balance sheet has been derived from the audited consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as filed with the SEC, and has been retrospectively recast to reflect the Merger, which was accounted for as a transaction between entities under common control (see Note 2, Summary of Significant Accounting Policies). The retrospective recast reflects a change in reporting entity resulting from a combination of entities under common control and does not represent the correction of an error in previously issued financial statements. As permitted under the SEC’s interim reporting rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted. These unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements after giving effect to the retrospective recast described above, and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the Company’s condensed consolidated financial information. These unaudited condensed consolidated results of operations and cash flows for any interim period are not necessarily indicative of the results to be expected for the year ending December 31, 2026, or for any other future annual or interim period.

The accompanying unaudited condensed consolidated financial statements and related financial information should be read in conjunction with the consolidated financial statements filed with the Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 13, 2026 (the “Annual Report”), together with the disclosures included herein regarding the retrospective recast resulting from the Merger.

2.	Summary of Significant Accounting Policies

Common Control Merger and Retrospective Recast

The Company acquired Cullgen in an all-stock transaction pursuant to which all outstanding shares of Cullgen capital stock were exchanged for shares of the Company’s common stock or Series B Convertible Preferred Stock in accordance with the exchange terms set forth in the Merger Agreement. The Company evaluated the Merger under ASC 805-50 and determined that the Merger is a combination of entities under common control because both the Company and Cullgen were controlled by GNI Japan before and after the Merger and such control was not transitory. The net assets transferred in the Merger were determined to represent a business, as defined under ASC 805-10-55-4, and the Merger resulted in a change in reporting entity, as defined under ASC 250-10-20. The Company was identified as the receiving entity and Cullgen as the transferring entity for accounting purposes. The assets and liabilities transferred were recognized at their historical carrying amounts on the Merger Closing Date. No new basis of accounting or goodwill was recognized in accordance with ASC 805-50.

In accordance with ASC 805-50 and applicable SEC rules and regulations, the historical periods included in the accompanying interim financial statements have been retrospectively recast to reflect the common control transaction. As such, the financial statements for periods prior to the Merger reflect the combined results of the Company and Cullgen as if Cullgen had been part of the Company during the historical periods presented during which the entities were under common control.

The Merger also resulted in the Company acquiring or exchanging Cullgen ownership interests held by parties other than GNI Japan. The Company accounts for the acquisition or exchange of those non-GNI interests as an equity transaction as of the Merger Closing Date. Accordingly, the retrospective recast of historical periods prior to the Merger Closing Date does not give effect to the acquisition or exchange of such non-GNI interests before the date those interests were acquired or exchanged. For those pre-Merger periods, the Company retained and attributed Cullgen’s historical non-GNI ownership interests as noncontrolling interests, including redeemable preferred stock interests classified outside permanent equity when applicable.

The historical financial data of Cullgen included in the historical recast periods has been derived from the historical financial statements and accounting records of Cullgen, which were prepared on a standalone basis in accordance with U.S. GAAP using the historical accounting policies applied by Cullgen. Management reviewed GNI Japan’s historical carrying-basis information for Cullgen and did not identify acquisition-accounting basis differences, pushdown accounting adjustments, or goodwill associated with Cullgen that would require adjustment to Cullgen’s standalone historical financial information for purposes of the retrospective recast.

Effect of Change in Reporting Entity

The following table presents the effect of the retrospective recast resulting from the common-control Merger on the Company’s condensed consolidated statements of operations and comprehensive (loss) income and related per-share amounts for the periods presented. Management assessed that the effect of change in reporting entity resulting from the Merger was immaterial for the three months ended June 30, 2026 as the Company assumed consummation of the Merger at the beginning of second quarter 2026.

	Three Months Ended June 30,	Six Months Ended June 30,
	2025	2026	2025
Effect on net loss*	$(3,812)	$(8,719)	$(2,608)
Effect on net loss attributable to common stockholders	(2,485)	(4,453)	(3,014)
Effect on other comprehensive (loss) income	37	163	79
Effect on basic net loss per share attributable to common stockholders	$(0.03)	$(0.05)	$(0.03)
Effect on diluted net loss per share attributable to common stockholders	$(0.03)	$(0.05)	$(0.03)

*The effect of the retrospective recast resulting from the common-control Merger did not have a separate impact on operating income, as operating income was equal to net income for the periods presented. Accordingly, the effects of the change are reflected in net income.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, allowance of doubtful accounts, long-term receivable, warrant liability, allowance for credit losses, reserves for excess or obsolete inventory, operating lease right-of-use assets and liabilities, recognition of research and development expenses to the appropriate financial reporting period based on the progress of the research and development projects, income taxes, stock-based compensation, preferred stock warrant liabilities, and useful lives of property and equipment and intangibles with definite lives. The Company bases its estimates on various assumptions that the Company believes to be reasonable under the circumstances. Actual results could differ from those estimates.

Noncontrolling Interest

The Company reports noncontrolling interest (“NCI”) in a subsidiary as a separate component of equity in the condensed consolidated balance sheets. The Company also reports the portion of net income or loss and comprehensive income or loss attributable to the Company and NCI separately in the condensed consolidated statements of operations and comprehensive income.

In connection with the retrospective recast of the Merger, for periods prior to the Merger Closing Date, the Company attributes Cullgen’s historical equity, net income or loss, and comprehensive income or loss between the controlling interest and NCI based on the applicable ownership interests and contractual or economic rights. Cullgen interests held by GNI Japan or its controlled affiliates are attributed to the controlling interest and eliminated in consolidation. Cullgen interests held by parties other than GNI Japan are presented as NCI. The non-GNI portion of Cullgen’s redeemable convertible preferred stock principal and cumulative accretion is presented as redeemable noncontrolling interests outside permanent equity until the Merger Closing Date when such interests were acquired or exchanged in the Merger.

For pre-Merger periods, accretion of Cullgen redeemable convertible preferred stock held by non-GNI holders is retained in the recast financial statements and considered in the attribution of income or loss between the controlling interest and NCI. The residual Cullgen income or loss after the effect of such preferred stock accretion is attributed between the controlling interest and NCI based on the applicable common ownership interests. On the Merger Closing Date, Cullgen became a wholly owned subsidiary of the Company and the related Cullgen NCI was eliminated within equity, with no gain or loss recognized in net income or comprehensive income.

Series B Convertible Preferred Stock

The Company accounts for its Series B Convertible Preferred Stock in accordance with ASC Topic 480, Distinguishing Liabilities from Equity (“ASC 480”), and other applicable U.S. GAAP. The Series B Convertible Preferred Stock was issued by the Company in connection with the Merger and was initially recognized at the carryover-basis amount determined in the common-control transaction. The Company evaluates the instrument’s redemption, conversion, and other substantive terms at each reporting date to determine whether classification as a liability, temporary equity, or permanent equity is required. Preferred stock that is mandatorily redeemable is classified as a liability and measured at the present value of the redemption amount. Preferred stock that is redeemable upon the occurrence of events not solely within the Company’s control is classified as temporary equity. At all other times, preferred stock is classified within stockholders’ equity. The Company records accretion to redemption value when required by applicable accounting guidance. The Company concluded that the Series B Convertible Preferred Stock was classified as temporary equity (mezzanine equity) as of June 30, 2026 under ASC 480-10-S99.

Stockholder approval for conversion of the Series B Convertible Preferred Stock was obtained on June 10, 2026, which eliminated the stockholder-approval contingency that had restricted conversion and could have resulted in cash settlement if conversion shares were not deliverable. However, stockholder approval did not eliminate a separate fundamental transaction feature that may require settlement upon events not solely within the Company’s control. Accordingly, while any Series B Convertible Preferred Stock remains outstanding, the Company will continue to classify the instrument in temporary equity unless the shares are converted into common stock, the fundamental transaction feature is removed or amended such that temporary equity classification is no longer required, or the Company otherwise concludes that permanent equity classification is appropriate under applicable accounting guidance. Because the Series B Convertible Preferred Stock does not have an ultimate redemption amount or earliest redemption date to which the carrying amount should be accreted and was not currently redeemable or probable of becoming redeemable as of June 30, 2026, the Company did not record periodic accretion to redemption value.

Segments

Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. The CODM uses segment net income or loss generated from segment assets in monitoring budget versus actual results in assessing the performance of the segment.

Following the Merger with Cullgen, the Company's CODM changed from a previous group consisting of (i) the Executive Chairman of Gyre’s Board of Directors, who also served as Gyre’s Interim Chief Executive Officer, and (ii) Gyre’s Chief Operating Officer, who also served as Gyre Pharmaceuticals’ General Manager, to the Company’s Chief Executive Officer. The Company has determined that it has two reportable segments.

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

The Company is exposed to United States credit risk in the event of default by the United States institutions holding cash to the extent beyond the amount insured by the United States federal depository insurance corporation. In the United States, the Federal Deposit Insurance Corporation (“FDIC”) insures deposits at federally insured financial institutions up to a limit of $250,000 per depositor, per insured bank, for each account ownership category. The Securities Investor Protection Corporation (“SIPC”) protects customer assets held by registered broker‑dealers, with a standard limit of $500,000 per customer. The Company maintains cash and deposits in excess of the amount protected by FDIC and SIPC insurance. In the event of failure or insolvency of one of these financial institutions, the Company may be unable to recover its deposits in full. Management believes that these financial institutions are of high credit quality and continually monitors the creditworthiness of these financial institutions. As of June 30, 2026 and December 31, 2025, the Company had cash and cash equivalents held in U.S. financial institutions of $43.3 million and $49.2 million, respectively. Of the 2026 balance, $4.7 million represented general bank deposits and $20.5 million represented investment related cash. At June 30, 2026, the Company’s U.S. cash balances exceeded FDIC insurance coverage by $4.4 million and exceeded SIPC coverage by $15.1 million.

In May 2015, a new Deposit Insurance System (“DIS”) managed by the People’s Bank of China was implemented by the Chinese government. Deposits in the licensed banks in mainland China are protected by DIS, up to a limit of Chinese Renminbi (“RMB”) 500,000, or approximately $73,412, based on the June 30, 2026 spot exchange rate. The Company maintains cash and deposits in excess of the amount protected by DIS and in the event of bankruptcy of one of these financial institutions, the Company may be unable to claim its deposits back in full. Management believes that these financial institutions are of high credit quality and continually monitors the creditworthiness of these financial institutions. The following table presents the Company's cash balances maintained in mainland China by investment type and the amount (in millions) that exceeded applicable deposit insurance coverage as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025 (As Recast)
Cash and cash equivalents	13.6	15.3
Long-term certificates of deposit	28.4	23.5
Short-term bank deposits	14.1	15.4
Total cash, cash equivalents and bank deposits	56.1	54.2

Amount exceeding PRC DIS coverage	55.5	53.5

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

The Company’s short-term investments include marketable securities. The Company classifies its marketable securities as available-for-sale securities, which include commercial paper, corporate debt securities and U.S. government agency securities. These securities are recorded at fair value with the related unrealized gains and losses included in accumulated other comprehensive loss. Premiums or discounts from par value are amortized to investment income over the life of the underlying investment and are included in ‘interest income’ within the consolidated statements of comprehensive loss. All the Company’s available-for-sale securities are available to the Company for use in current operations. As a result, the Company classified all these securities as current assets even though the stated maturity of some individual securities may be one year or more beyond the balance sheet date. The cost of securities sold is determined on a specific identification basis, and realized gains and losses are included in ‘Net loss’ within the consolidated statements of comprehensive loss. If any adjustment is required to reflect a decline in the value of the investment that the Company considers to be “other than temporary”, the Company recognizes a charge to the consolidated statements of comprehensive loss.

Concentration of Customer Risk

For the three months ended June 30, 2026, following the completion of the Merger with Cullgen, the Company’s revenue consists of (i) pharmaceutical product sales primarily generated through its legacy business and (ii) collaboration-based revenue generated by Cullgen’s operations.

Pharmaceutical Product Sales

For the three months ended June 30, 2026, the Company had three customers, Sinopharm Group Co., Ltd. ("Sinopharm"), Shanghai Pharmaceuticals Holding Co., Ltd. (“Shanghai Pharmaceuticals”) and China Resources Pharmaceutical Group Ltd. (“Resources Pharmaceutical”), who accounted for approximately 48.7%, 12.2% and 11.6% of total revenue, respectively. For the three months ended June 30, 2025, the Company had three customers, Sinopharm, Resources Pharmaceutical, and Shanghai Pharmaceuticals, who accounted for approximately 48.0%, 11.3% and 11.9% of total revenue, respectively. All customers are located in mainland China.

For the six months ended June 30, 2026, the Company had three customers, Sinopharm, Shanghai Pharmaceuticals and Resources Pharmaceutical, who accounted for approximately 44.7%, 12.3% and 12.5% of total revenue, respectively. For the six months ended June 30, 2025, the Company had three customers, Sinopharm, Resources Pharmaceutical, and Shanghai Pharmaceuticals, who accounted for approximately 42.0%, 11.2% and 10.4% of total revenue, respectively. All customers are located in mainland China.

Collaboration-Based Revenue

Cullgen’s collaboration-based revenue is generated pursuant to a single collaboration agreement with one customer. For the three and six months ended June 30, 2026 and 2025, all of Cullgen’s revenue was derived from this single customer under its collaboration arrangement, as further described in Note 6 to the consolidated financial statements.

As of June 30, 2026 and December 31, 2025, the Company had one customer, Sinopharm, who accounted for approximately 45.5% and 53.3% of accounts receivable, respectively.

Foreign Currency Risk

Transactions in subsidiaries are recorded in the functional currency of the respective subsidiary. The determination of functional currency is based on the criteria of Accounting Standard Codification (“ASC”) 830, Foreign Currency Matters.

The RMB is not a freely convertible currency. The State Administration for Foreign Exchange, under the authority of the People’s Bank of China, controls the conversion of RMB into other currencies. The value of the RMB is subject to changes in central government policies and to international economic and political developments affecting supply and demand in the China Foreign Exchange Trading System market. 31.5% of the Company’s cash and cash equivalents, 100.0% of the Company’s short-term bank deposits and 100% of the Company's long-term certificates of deposit as of June 30, 2026 in the amount of $13.6 million, $14.1 million and $28.4 million, respectively, were denominated in RMB.

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

New Accounting Pronouncements Issued and Not Yet Adopted

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

In November 2024, the FASB issued ASU No. 2024-03, Disaggregation of Income Statement Expenses (Subtopic 220-40) (“ASU 2024-03”). The ASU requires the disaggregated disclosure of specific expense categories, including purchases of inventory, employee compensation, depreciation, and amortization, within relevant income statement captions. This ASU also requires disclosure of the total amount of selling expenses along with the definition of selling expenses. The ASU is effective for annual periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. In January 2025, the FASB issued ASU 2025-01, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40) - Clarifying the Effective Date to clarify the effective date of ASU 2024-03 for non-calendar year-end entities. ASU 2024-03 is effective for the Company's fiscal year 2027, and interim periods starting in fiscal year 2028. Early adoption is permitted. The amendments in this ASU are to be applied retrospectively to any or all prior periods presented in the consolidated financial statements. Early adoption is also permitted. This ASU will likely result in the required additional disclosures being included in our consolidated financial statements, once adopted. The Company has elected not to early adopt ASU 2024-03. The Company is currently assessing the impact of the disclosure requirements on its consolidated financial statements.

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

3.	Fair Value Measurements and Financial Instruments

For a description of the fair value hierarchy and the fair value methodology, see Note 2 — Summary of Significant Accounting Policies in the Annual Report. There were no significant changes in these methodologies during the six months ended June 30, 2026. As of June 30, 2026, the Company’s highly liquid money market funds are included within cash equivalents.

The following tables present the fair value hierarchy for financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026
	Level 1	Level 2	Level 3	Total
Financial assets:
Cash equivalents
Money market funds(1)	$27,543	$—	$—	$27,543
Short-term investments
Available-for-sale securities
US government agency securities	—	1,990	—	1,990
Corporate debt securities	—	13,485	—	13,485
Commercial paper	—	1,976	—	1,976
Total financial assets	$27,543	$17,451	$—	$44,994

Financial liabilities:
Warrant liability, noncurrent	$—	$—	$2,741	$2,741
Total financial liabilities	$—	$—	$2,741	$2,741

	December 31, 2025 (As Recast)
	Level 1	Level 2	Level 3	Total
Financial assets:
Cash equivalents
Money market funds(1)	$25,043	$—	$—	$25,043
Short-term investments
Available-for-sale securities
US government agency securities	—	2,000	—	2,000
Corporate debt securities	—	23,146	—	23,146
Commercial paper	—	2,939	—	2,939
Total financial assets	$25,043	$28,085	$—	$53,128

Financial liabilities:
Warrant liability, noncurrent	$—	$—	$2,961	$2,961
Total financial liabilities	$—	$—	$2,961	$2,961

(1)
Included in cash and cash equivalents on the accompanying condensed consolidated balance sheets.

The carrying amounts of cash, accounts and note receivables, net, other receivables, accounts payable, due to related parties, and accrued liabilities approximate their fair values due to their short maturities.

Money market funds are valued by the Company based on quoted market prices, which represent a Level 1 measurement within the fair value hierarchy. U.S. treasury securities, commercial paper, corporate debt securities and U.S. government agency securities are valued by the Company using quoted prices in active markets for similar securities, which represent a Level 2 measurement within the fair value hierarchy.

During the six months ended June 30, 2026 and the year ended December 31, 2025, there were no transfers of fair value measurement between Level 1 and Level 2 and no transfers into or out of Level 3 for both financial assets and liabilities.

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

The fair value of the warrant liability is estimated based on the Black-Scholes option-pricing model using the following weighted-average assumptions:

	June 30, 2026	December 31, 2025 (As Recast)
Share price	$6.59	$7.06
Exercise price	$4,915.00	$4,915.00
Dividend yield	—%	—%
Risk-free interest	4.23%	3.93%
Term (years)	7.33	7.83
Expected volatility	84.00%	81.00%

The following table sets forth the changes in the estimated fair value of the Company’s Level 3 financial liabilities (in thousands):

Warrant liability
Balance at December 31, 2025 (As Recast)	$2,961
Changes in fair value	(220)
Balance at June 30, 2026	$2,741

Financial Instruments

Cash equivalents, available-for-sale, and held-to-maturity debt securities consisted of the following (in thousands):

June 30, 2026	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Money market funds (cash equivalents)	$27,543	$—	$—	$27,543
Short-term bank deposits	14,058	—	—	14,058
Long-term certificates of deposit	28,444	—	—	28,444
Short-term investments (available-for-sale securities)
US government agency securities	2,000	—	(10)	1,990
Corporate debt securities	13,351	134	—	13,485
Commercial paper	1,978	—	(2)	1,976
Total financial assets	$87,374	$134	$(12)	$87,496
Classified as:
Cash and cash equivalents				$27,543
Short-term bank deposits				14,058
Long-term certificates of deposit				28,444
Short-term investments				17,451
Total financial assets				$87,496

December 31, 2025 (As Recast)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Money market funds (cash equivalents)	$25,043	$—	$—	$25,043
Short-term bank deposits	15,355	—	—	15,355
Long-term certificates of deposit	23,516	—	—	23,516
Short-term investments (available-for-sale securities)
US government agency securities	2,000	—	—	2,000
Corporate debt securities	22,866	280	—	23,146
Commercial paper	2,939	—	—	2,939
Total financial assets	$91,719	$280	$—	$91,999
Classified as:
Cash and cash equivalents				$25,043
Short-term bank deposits				15,355
Long-term certificates of deposit				23,516
Short-term investments				28,085
Total financial assets				$91,999

The fair value and amortized cost of the Company's held-to-maturity debt securities by redemption date were as follows:

	June 30, 2026
	Amortized Cost	Fair Value
Due in one year	$14,058	$14,058
Due in one to five years	28,444	28,444
Total	$42,502	$42,502

Interest income from the short-term bank deposits is recognized on an accrual basis over the term of the deposits. The accrued interest income for the three months ended June 30, 2026 and 2025 was $0.1 million and $0.1 million, respectively. The accrued interest income for the six months ended June 30, 2026 and 2025 was $0.2 million and $0.3 million, respectively.

Interest income from the long-term certificates of deposit is recognized on an accrual basis over the term of the deposits. The accrued interest income for the three months ended June 30, 2026 and 2025 was $0.2 million and $0.2 million, respectively. The accrued interest income for the six months ended June 30, 2026 and 2025 was $0.3 million and $0.3 million, respectively.

4.	Balance Sheet Components

Inventories

Inventories as of June 30, 2026 and December 31, 2025, respectively, consisted of the following components (in thousands):

	June 30, 2026	December 31, 2025 (As Recast)
Raw materials	$774	$970
Work in progress	7,710	6,307
Finished goods	2,944	2,894
Inventories, net	$11,428	$10,171

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30, 2026	December 31, 2025 (As Recast)
Accrued payroll and welfare	$7,247	$8,953
Accrued professional services	2,182	352
Payable to property and equipment & intangible asset suppliers	2,311	2,161
Accrued sales rebates	2,826	1,382
Payable to selling expense suppliers	516	270
Accrued expenses - research and development	1,817	1,115
Accrued expenses - general and administrative	903	1,796
Deferred government grants	189	97
Employee reimbursement	100	12
Other accrued liabilities	490	839
Withholding individual income tax on employee stock options	205	—
Contract liabilities	24	1,184
Accrued expenses and other current liabilities	$18,810	$18,161

Accounts and Note Receivables, Net

Accounts and note receivables, net consisted of the following (in thousands):

	June 30, 2026	December 31, 2025 (As Recast)
Accounts receivable	$28,079	$31,229
Note receivable	232	5,638
Allowance for credit losses	(319)	(151)
Accounts and note receivables, net	$27,992	$36,716

Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	June 30, 2026	December 31, 2025 (As Recast)
Buildings	$20,297	$19,568
Construction in progress	566	765
Machinery and electronic devices	10,432	9,895
Furniture and fixtures	904	823
Motor vehicles	195	189
Equipment	5,242	5,073
Leasehold improvements	2,348	2,238
Property and equipment, gross	39,984	38,551
Less: Accumulated depreciation	(12,700)	(11,002)
Property and equipment, net	$27,284	$27,549

Depreciation expense was $1.1 million and $0.8 million for the three months ended June 30, 2026 and 2025, respectively. Depreciation expense was $1.8 million and $1.3 million for the six months ended June 30, 2026 and 2025, respectively.

Prepaid Assets and Other Current Assets

Prepaid assets and other current assets consisted of the following (in thousands):

	June 30, 2026	December 31, 2025 (As Recast)
Deferred transaction cost	$—	$3,831
Prepaid VAT	394	262
Other tax recoverable	1,207	1,949
Other deposits	112	203
Advances to suppliers	5,878	3,354
Interest Receivable	10	14
Prepaid Assets and Other Current Assets	$7,601	$9,613

Other Assets, Noncurrent

Other assets, noncurrent consisted of the following (in thousands):

	June 30, 2026	December 31, 2025 (As Recast)
Right-of-use assets	$3,279	$3,609
Land use rights, net	1,450	1,425
Long-term investment	1,599	1,591
Other assets, noncurrent	1,016	999
Other assets, noncurrent	$7,344	$7,624

Long-Term Investment Measured Under Equity Method

On June 28, 2024, Gyre Pharmaceuticals entered into a partnership agreement as a limited partner with other investors and is obligated to pay $4.4 million for an 18.93% equity interest in the partnership. In April 2025, a new investor joined the partnership agreement, and as a result, Gyre Pharmaceuticals’ equity interest was adjusted to 18.35%. Pursuant to the partnership agreement, Gyre Pharmaceuticals, as a limited partner, shall not participate in any activities related to the management of the investment business. However, Gyre Pharmaceuticals may appoint a member to the advisory committee of the partnership.

As of June 30, 2026 and December 31, 2025, the Company's total investment into the partnership was $1.8 million and $1.7 million, respectively, and the carrying value of the Company’s long-term investment in this affiliate, which was included in “Other assets, noncurrent” on the balance sheet, was $1.6 million and $1.6 million, respectively.

5.	Intangible Assets

Intangible assets with finite lives consist primarily of patents, technological know-how, computer software, and technology rights. Technology rights refer to the intellectual property (“IP”) associated with EtorelTM (nintedanib, ethanesulfonate soft capsules) (the “EtorelTM IP Rights”), which were obtained upon the successful transfer of the marketing authorization holder following approval by the PRC National Medical Products Administration (the “NMPA”) in March 2025, and the commercial sales of EtorelTM commenced in June 2025. As of June 30, 2026, the Company recognized the total consideration for the EtorelTM technology rights in the amount of RMB 35.0 million, or approximately $5.1 million, based on the June 30, 2026 spot exchange rate.

The gross carrying amounts and accumulated amortization of the Company’s intangible assets with determinable lives as of June 30, 2026 and December 31, 2025 were as follows (in thousands):

	June 30, 2026
	Gross carrying amount	Accumulated amortization	Intangible assets, net
Intangible assets with finite lives:
Technological know-how	$447	$(348)	$99
Computer software	352	(209)	143
Technology rights	5,139	(856)	4,283
Total intangible assets	$5,938	$(1,413)	$4,525

	December 31, 2025 (As Recast)
	Gross carrying amount	Accumulated amortization	Intangible assets, net
Intangible assets with finite lives:
Technological know-how	$433	$(328)	$105
Computer software	337	(176)	161
Technology rights	4,980	(519)	4,461
Total intangible assets	$5,750	$(1,023)	$4,727

Intangible assets are carried at cost less accumulated amortization and impairment, if applicable, and the amortization expense is recorded in operating expenses. The weighted average amortization period for the intangible assets was 6.5 years as of June 30, 2026, compared to 7.0 years as of December 31, 2025.

Amortization expense was $179 thousand and $167 thousand for the three months ended June 30, 2026 and 2025, respectively. Amortization expense was $354 thousand and $234 thousand for the six months ended June 30, 2026 and 2025, respectively. Based on finite-lived intangible assets recorded as of June 30, 2026, the estimated future amortization expense is as follows (in thousands):

Estimated amortization expense
2026	$358
2027	713
2028	683
2029	681
2030	670
Thereafter	1,420
Total	$4,525

6.	Revenue

The Company’s product revenues were mainly generated from the sale of ETUARYTM. The Company launched two new products: ContivaTM (avatrombopag maleate tablets), which commenced commercialization in March 2025, and EtorelTM, which commenced commercialization in June 2025. The Company also generated collaboration revenue from a collaboration agreement with a strategic partner. Collaboration revenue consists primarily of upfront nonrefundable payments and reimbursements for research and development services performed under these arrangements. The following table summarizes the composition of Company's revenues for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
Revenue Composition	2026		2025 (As Recast)		2026		2025 (As Recast)
ETUARYTM	$27,959	96.1%	$23,516	79.1%	$48,926	91.4%	$45,223	75.0%
ContivaTM	883	3.0%	1,500	5.0%	1,732	3.2%	1,779	3.0%
EtorelTM	255	0.9%	1,597	5.4%	927	1.7%	1,596	2.6%
Other Products	—	0.0%	158	0.5%	31	0.1%	231	0.4%
Collaborations	8	0.0%	2,963	10.0%	1,919	3.6%	11,476	19.0%
Total	$29,105	100%	$29,734	100%	$53,535	100%	$60,305	100%

Sales of Pharmaceutical Products

The Company generates revenue mostly through sales of ETUARYTM, ContivaTM, EtorelTM and certain generic drugs. The distributors were the Company’s direct customers, and sales to distributors accounted for 100.0% of pharmaceutical products revenue. The distributors sell pharmaceutical products to outlets, including hospitals and other medical institutions, as well as pharmacies.

Product returns to date have not been significant and the Company has not considered it necessary to record a reserve for product returns. The Company’s product revenues were recognized at a point in time when the underlying product was delivered to the customer, which was when the customer obtained control of the product. Revenue from sales of pharmaceutical products was $29.1 million and $26.8 million for the three months ended June 30, 2026 and 2025, respectively. Revenue from sales of pharmaceutical products was $51.6 million and $48.8 million for the six months ended June 30, 2026 and 2025, respectively. All sales are generated in the PRC. Contract liabilities recognized for the three and six months ended June 30, 2026 were immaterial.

Collaborations

In June 2023, Cullgen entered into a Collaboration, Option and License Agreement (the “Astellas Agreement”) with Astellas Pharma Inc. to discover multiple innovative protein degraders, including cell cycle and DNA repair degraders. Upon execution of the agreement, Cullgen received a nonrefundable upfront payment and is entitled to reimbursement for research and development services performed under the agreement. The Astellas Agreement ended in March 2026.

The Company determined that the Astellas Agreement is within the scope of ASC 606 and identified two performance obligations related to the pre-exercise research activities for the cell cycle and DNA repair programs. The upfront payment was allocated to the performance obligations based on their relative standalone selling prices. Revenue associated with the upfront payment and research reimbursements is recognized over time using a cost-based measure of progress.

Contract liabilities primarily consist of the unrecognized portion of the upfront payment received under the Astellas Agreement and are recognized as revenue as the related performance obligations are satisfied. Contract liabilities as of June 30, 2026 related to the Astellas Agreement were immaterial. Contract liabilities were $1.0 million as of December 31, 2025, and the Company recognized $1.0 million in revenue from the contract liabilities during the six months ended June 30, 2026.

7.	Leases

Operating Leases

As of June 30, 2026, Gyre Pharmaceuticals maintained leases for office spaces in the following locations: in Beijing, comprising approximately 2,130 square meters with a lease expiration in June 2027; in Zhengzhou, comprising approximately 180 square meters with a lease expiration in August 2026; in Shanghai, comprising approximately 224 square meters with a lease expiration in December 2026; in Nanjing, comprising approximately 70 square meters with a lease expiration in February 2027; and in Beijing, for a staff dormitory comprising approximately 249 square meters with a lease expiration in March 2028. Cullgen maintained leases for research and office facilities in Shanghai, China, comprising multiple buildings and floors with lease expirations ranging from November 2026 to February 2037. In connection with the Merger, the Company entered into an agreement for the early termination of the lease for its U.S. headquarters in San Diego, California, which termination was effective in July 2026, and relocated its U.S. headquarters to Cullgen's leased facility in San Diego, California, with a lease expiration in July 2028. The Company assessed the impact of early termination to be immaterial.

The Company also has multiple short-term leased properties used as offices and employee dormitories. The Company recorded a total of $18 thousand and $32 thousand in short-term rent expenses during the three months ended June 30, 2026 and 2025, respectively. The Company recorded a total of $35 thousand and $48 thousand in short-term rent expenses during the six months ended June 30, 2026 and 2025, respectively. The short-term rent expense amounts are recorded in operating expenses in the accompanying condensed consolidated statements of operations and comprehensive income.

As of June 30, 2026, the Company recorded an aggregate right-of-use asset of $3.3 million, and an aggregate lease liability of $3.4 million in the accompanying condensed consolidated balance sheets.

For the three months ended June 30, 2026 and 2025, the Company’s operating lease expense was $0.4 million and $0.5 million, respectively. For the six months ended June 30, 2026 and 2025, the Company's operating lease expense was $0.9 million and $0.8 million, respectively. Variable lease payments for the three and six months ended June 30, 2026 and 2025 were immaterial.

Supplemental cash flow information related to operating leases was as follows (in thousands):

	Six Months Ended June 30,
	2026	2025 (As Recast)
Cash paid for amounts included in the measurement of lease liabilities	$584	$718

The present value assumptions used in calculating the present value of the lease payments were as follows:

	June 30, 2026	December 31, 2025 (As Recast)
Weighted-average remaining lease term	5.1 years	5.4 years
Weighted-average discount rate	7.41%	7.81%

As of June 30, 2026, undiscounted future minimum payments under the Company’s operating leases were as follows (in thousands):

Amount
Remaining in 2026	$884
2027	1,117
2028	683
2029	222
2030	196
Thereafter	1,189
Total undiscounted lease payments	4,291
Less: imputed interest	(873)
Total lease liabilities	3,418
Less: current portion of lease liabilities	(1,385)
Lease liabilities, net of current portion	$2,033

The Company is required to maintain security deposits of $0.5 million in connection with various leases, which amounts are included in other assets, noncurrent on the Company’s condensed consolidated balance sheets.

Land Use Rights

As of June 30, 2026, the Company held land use rights for two land parcels in Beijing’s Shunyi District, expiring in 2053, and in Cangzhou, Hebei Province, expiring from 2067 to 2070. These parcels, with a combined area of approximately 66,559 square meters, are utilized as manufacturing facilities. As of June 30, 2026, the aggregate carrying amount of the land use rights, net assets for these parcels was $1.5 million.

8.	Stockholders’ Equity

Merger With Cullgen

On May 4, 2026, the Company completed its merger with Cullgen. Pursuant to the Merger Agreement, all outstanding shares of Cullgen common stock and redeemable convertible preferred stock were converted into shares of the Company's common stock or Series B Convertible Preferred Stock based on the exchange ratios specified in the Merger Agreement. 57,821,355 shares of Cullgen redeemable convertible preferred stock and 10,023,615 shares of Cullgen common stock were converted into an aggregate of 3,697,235 shares of the Company's Series B Convertible Preferred Stock and 14,450,527 shares of the Company's common stock. Upon completion of the Merger, no shares of Cullgen common stock or redeemable convertible preferred stock remained outstanding. Cullgen redeemable convertible preferred stock carrying amount was adjusted to the redemption amount as of the balance sheet date and immediately before the Merger Closing Date in accordance with ASC 480-10-S99. The redeemable convertible preferred stock that was held by shareholders other than GNI Japan was separately disclosed as Redeemable noncontrolling interests — Cullgen redeemable convertible preferred stock on the unaudited condensed consolidated balance sheet as of December 31, 2025.

Common Stock

Common stock reserved for future issuance is as follows:

	June 30, 2026		December 31, 2025 (As Recast)
Options issued and outstanding	23,684,944	(1)	23,580,270
Preferred Stock Warrants issued and outstanding	540,666		540,666
Total common stock reserved	24,225,610		24,120,936

[1] Includes 5,476,086 options exercisable for shares of common stock, which underlying shares of common stock were transferred in the name of the Company to Futu Network Technology Limited, the stock plan administrator of the 2023 Omnibus Incentive Sub-Plan for Chinese participants.

2024 ATM Program

On November 27, 2024, the Company entered into an Open Market Sale Agreement (the “ATM Agreement”) with Jefferies LLC (the “Sales Agent”) as sales agent, pursuant to which the Company may offer and sell, from time to time, through the Sales Agent, shares of common stock with aggregate gross sales proceeds of up to $50.0 million through an at-the-market offering program (the “ATM Program”). The Company will pay the Sales Agent a commission of up to 3% of the gross proceeds of any shares sold. The Company also agreed to reimburse the Sales Agent for certain expenses incurred in connection with its services under the ATM Agreement, including up to $135,000 for legal expenses in connection with the establishment of the ATM Program. During the six months ended June 30, 2025, the Company sold 54,734 shares of common stock under ATM Program and received net proceeds of $0.5 million, after deducting commissions and offering costs of $8.6 thousand. During the six months ended June 30, 2026, there were no sales under the ATM Program.

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

Restricted Net Assets

Under PRC laws and regulations, Gyre Pharmaceuticals is subject to restrictions on foreign exchange and cross-border cash transfers, including to parent companies and U.S. stockholders. The ability to distribute earnings to the parent companies and U.S. stockholders is also limited. Current PRC regulations permit Gyre Pharmaceuticals to pay dividends to BJContinent Pharmaceuticals Limited (“BJC”) only out of its accumulated profits as determined in accordance with PRC accounting standards and regulations. Amounts restricted include paid-in capital and the statutory reserves of Gyre Pharmaceuticals. The aggregate amounts of restricted capital and statutory reserves, which represented the amount of net assets of the relevant subsidiaries not available for distribution were $131.6 million and $128.1 million as of June 30, 2026 and December 31, 2025, respectively.

Statutory Reserve

Gyre Pharmaceuticals is required to set aside at least 10% of its after-tax profits as the statutory reserve fund until the cumulative amount of the statutory reserve fund reaches 50% or more of its registered capital, if any, to fund its statutory reserves, which are not available for distribution as cash dividends. At the Company’s discretion, the Company may allocate a portion of after-tax profits based on PRC accounting standards to a discretionary reserve fund. Appropriations to these reserves were $0.6 million and $0.0 million for the six months ended June 30, 2026 and 2025, respectively.

Noncontrolling Interest

The noncontrolling interests in the Company’s consolidated financial statements represent the economic interests in Gyre Pharmaceuticals held by shareholders other than BJC and four other holding company subsidiaries of the Company. As of June 30, 2026, the Company’s indirect ownership in Gyre Pharmaceuticals is 69.7%.

In accordance with ASC 810-10, the noncontrolling interests also reflected Cullgen's net income or loss, accretion of Cullgen redeemable convertible preferred stocks, and comprehensive income or loss that are attributable to the 61.5% ownership of Cullgen held by parties other than GNI Japan prior to the Merger Closing Date. The Company acquired all the Cullgen ownership interest upon the Merger.

9. Stock Based Compensation

2023 Omnibus Incentive Plan

The Gyre Therapeutics, Inc. 2023 Omnibus Incentive Plan (the “2023 Omnibus Incentive Plan”) was approved by Catalyst’s stockholders in August 2023 and ratified by Gyre’s Board in October 2023. The 2023 Omnibus Incentive Plan became effective on October 30, 2023. The 2023 Omnibus Incentive Plan permits the Company to issue up to 17,845,496 shares of common stock and will automatically increase by the lesser of (i) 5% of the total number of outstanding shares of common stock on December 31st of the preceding calendar year and (ii) such smaller number of shares of common stock as determined by Gyre's Board on the first day of each fiscal year beginning on January 1, 2024. On January 1, 2024, pursuant to the automatic increase in the number of shares reserved, an additional 3,829,780 shares of common stock were reserved and made available for issuance under the 2023 Omnibus Incentive Plan. On January 1, 2025, pursuant to the automatic increase in the number of shares reserved, an additional 4,315,377 shares of common stock were reserved and made available for issuance under the 2023 Omnibus Incentive Plan. During the six months ended June 30, 2025, certain members of senior management were granted both awards subject solely to time-based vesting requirements and awards that are subject to the achievement of certain levels of specific performance, in addition to time-based vesting requirements (the “Performance-Based Awards”). These Performance-Based Awards are subject to the achievement of certain sales metrics and approval of Hydronidone for commercialization and may vest in full after two or three years. The awards become eligible to vest only if the goals are achieved and will vest only if the grantee remains employed by us through each applicable vesting date.

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

The following table summarizes 2023 Omnibus Incentive Plan activity for the six months ended June 30, 2026:

	Number of Shares Underlying Outstanding Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)
Outstanding — December 31, 2025	19,483,378	$3.27	5.9
Options granted	620,000	6.44	9.8
Options exercised	(269,229)	0.77	—
Options forfeited and cancelled	(286,824)	9.89
Outstanding — June 30, 2026	19,547,325	$3.14	5.8
Exercisable — June 30, 2026	17,471,542	$2.48	5.5

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

The Company also granted performance-based stock options that vest under two types of independent performance conditions. One condition is tied to a certain sales target that is deemed not probable as of June 30, 2026. The other condition is tied to the approval in the PRC of a New Drug Application (“NDA”) for Hydronidone. The grant-date fair value of these awards was determined using the Black-Scholes Option Pricing Model, which incorporates key inputs such as stock price, exercise price, expected volatility, risk-free interest rate, time to expiration, and a zero-dividend yield.

The following table shows the weighted-average grant date fair value of options and the assumptions used to estimate the fair value for time-based awards, and for performance-based awards during the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
Time-based and performance-based awards	2026	2025	2026	2025
Weighted-average grant-date fair value	$4.27	$7.01	$4.58	$7.32
Risk-free interest rate (%)	4.24% - 4.31%	3.92% - 4.09%	4.10% - 4.31%	3.92% - 4.40%
Expected option life (in years)	5.27 - 6.08	5.27 - 6.08	5.27 - 6.08	5.27 - 6.41
Expected dividend yield (%)	—%	—%	—%	—%
Volatility (%)	80.6% - 85.1%	81.5% - 84.3%	79.3% - 85.1%	81.5% - 84.3%

Amended and Restated 2018 Cullgen Stock Incentive Plan (the “Cullgen Plan”)

The Cullgen Plan provides for the issuance of stock-based awards, including stock options, restricted stock awards, restricted stock units, and other equity-based awards, to officers, directors, employees, and consultants of Cullgen. The plan authorized issuance of up to 9,000,000 shares of Cullgen common stock. Stock options granted under the plan generally vest over four years, are exercisable at prices determined by the board of directors at the date of grant, and expire no later than ten years from issuance or five years for incentive stock options granted to a 10% stockholder.

In connection with the Merger, the Company assumed and amended and restated the 2018 Cullgen Stock Incentive Plan and all outstanding stock options and other equity awards granted thereunder. Each outstanding Cullgen equity award was converted into the right to receive 0.4753 shares (the “Exchange Ratio”) with respect to the Company's common stock, with corresponding adjustments to the number of shares subject to each award and the exercise price, as applicable (hereinafter the “Assumed Awards”). The Assumed Awards have the same terms and conditions including any vesting provisions and any provisions providing for accelerated vesting upon certain events as were applicable under such incentive plan as of immediately prior to the Merger.

As of the acquisition date, 4,156,800 shares of the Company's common stock were reserved for issuance upon the exercise or vesting of the Assumed Awards. The Company accounts for the Assumed Awards in accordance with ASC 718, Compensation—Stock Compensation.

The following table summarizes Cullgen stock option activity for the six months ended June 30, 2026 on a post conversion basis:

	Number of Shares Underlying Outstanding Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)
Outstanding — December 31, 2025	4,096,892	$2.02	5.0
Options granted	71,295	8.09	9.7
Options exercised	(7,228)	3.12
Options forfeited and cancelled	(23,340)	5.06	—
Outstanding — June 30, 2026	4,137,619	$2.11	4.6
Exercisable — June 30, 2026	3,695,361	$1.65	4.1

Valuation Assumptions

The Company estimated the fair value of time-based stock options granted using the Black-Scholes option-pricing formula and a single option award approach. Due to its limited relevant historical data, the Company estimated its volatility considering a number of factors, including the use of the volatility of comparable public companies. The expected term of options granted under the Cullgen Plan, all of which qualify as “plain vanilla” per SEC Staff Accounting Bulletin 107, is determined based on the simplified method due to the Company’s limited relevant history. The risk-free rate is based on the yield of a U.S. Treasury security with a term consistent with the option. This fair value is being amortized ratably over the requisite service periods of the awards, which is generally the vesting period.

The following table shows the weighted-average grant date fair value of options and the assumptions used to estimate the fair value for time-based awards, and for performance-based awards during the three and six months ended June 30, 2026.

	Three Months Ended June 30,		Six Months Ended June 30,
Time-based awards	2026	2025	2026	2025
Weighted-average grant-date fair value	$7.22	n/a	$7.22	n/a
Risk-free interest rate (%)	3.58%	n/a	3.58%	n/a
Expected option life (in years)	7.0	n/a	7.0	n/a
Expected dividend yield (%)	—%	n/a	—%	n/a
Volatility (%)	130.3%	n/a	130.3%	n/a

Total stock-based compensation expense recognized was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025 (As Recast)	2026	2025 (As Recast)
Cost of revenues	$122	$47	$300	$47
Selling and marketing	661	29	1,646	29
Research and development	79	62	194	143
General and administrative	971	982	2,518	1,724
Total stock-based compensation expense	$1,833	$1,120	$4,658	$1,943

As of June 30, 2026, the Company had an unrecognized stock-based compensation expense of $10.0 million, related to unvested stock option awards, which is expected to be recognized over an estimated weighted-average period of 2.5 years.

10. Net (Loss) Income per Share (“EPS”) Attributable to Common Stockholders

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

The following table sets forth the computation of EPS attributable to common stockholders, basic and diluted (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025 (As Recast)	2026	2025 (As Recast)
Numerator:
Net (loss) income	$(14,270)	$(2,237)	$(32,849)	$2,702
Add: Accretion of Cullgen redeemable convertible preferred stock	(1,058)	(2,642)	(3,905)	(5,220)
Less: Allocation of undistributed loss to noncontrolling interest	(3,665)	(2,835)	(11,945)	(2,644)
Net (loss) income attributable to common stockholders - basic	$(11,663)	$(2,044)	$(24,809)	$126
Less: Change in fair value of warrant liability	—	212	—	2,467
Net loss attributable to common stockholders - diluted	$(11,663)	$(2,256)	$(24,809)	$(2,341)

Denominator:
Basic common shares outstanding:
Weighted average common shares outstanding	100,637,599	89,119,344	96,003,117	87,295,099
Weighted average shares used in calculating net (loss) income per share attributable to common stockholders, basic	100,637,599	89,119,344	96,003,117	87,295,099

Dilutive potential common shares:
Weighted average of common stock options	—	—	—	—
Weighted average of preferred stock warrants (as converted)	—	83,794	—	135,068
Weighted average shares used in calculating net loss per share attributable to common stockholders, diluted	100,637,599	89,203,138	96,003,117	87,430,167

Net (loss) income per share attributable to common stockholders:
Basic	$(0.12)	$(0.02)	$(0.26)	$0.00
Diluted	$(0.12)	$(0.03)	$(0.26)	$(0.03)

Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025 (As Recast)	2026	2025 (As Recast)
Options to purchase common stock	21,201,749	18,978,531	21,201,749	19,043,331
Series B preferred stock (as converted)	18,486,175	—	18,486,175	—
Redeemable convertible preferred stock (as converted)	—	13,009,130	—	13,009,130
Warrants to purchase preferred stock (as converted)	540,666	—	540,666	—
Total	40,228,590	31,987,661	40,228,590	32,052,461

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

Purchasing Commitments

Property and Equipment

The Company’s commitments related to purchase of property and equipment contracted but not yet reflected in the condensed consolidated financial statements were $1.2 million as of June 30, 2026 and were expected to be incurred within one year.

EtorelTM IP Rights

In May 2024, the Company entered into an IP rights transfer agreement with a third-party, Jiangsu Wangao Pharmaceuticals Co., Ltd., to acquire the “EtorelTM IP Rights”. The EtorelTM IP Rights are recorded as technology rights in Intangible Assets in Note 5 — Intangible Assets. The commercial sales of EtorelTM commenced in June 2025.

According to the agreement, except for RMB 35.0 million, or approximately $5.1 million based on the June 30, 2026 spot exchange rate, the Company is committed to additional annual payments over eight years following the commencement of commercial sales in June 2025, which will be contingent consideration based on actual annual sales in future years. For each of the first two years starting from June 2025, the minimum annual commission is RMB 10 million, or approximately $1.5 million, based on the June 30, 2026 spot exchange rate, which has already been included in the IP cost. If the sales-based commission calculated at 5% of annual sales in the first year exceeds RMB 10 million (approximately $1.5 million, based on the June 30, 2026 spot exchange rate) or the commission calculated at 4% of annual sales in the second year exceeds RMB 10 million (approximately $1.5 million, based on the June 30, 2026 spot exchange rate), the excess amount for each year will be recognized as contingent consideration. For the third year through the eighth year, the contingent payments will be calculated at 3%, 2%, 2%, 1%, 1%, and 1% of sales in each year, respectively.

As of June 30, 2026, the Company assessed the possibility that annual sales commissions in the second year would exceed RMB 10 million, or approximately $1.5 million, based on the June 30, 2026 spot exchange rate, as remote and did not accrue any contingent consideration.

As of June 30, 2026, the total accrued contract consideration was $1.8 million, which was recorded under accrued expenses and other current liabilities.

Hydronidone (F351)

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

Under the Hydronidone Transfer Agreement, in exchange for the Hydronidone IP Rights, Gyre Pharmaceuticals is obligated to pay RMB 8.3 million, or approximately $1.2 million, based on the June 30, 2026 spot exchange rate, after the NDA passes the NMPA’s Center for Food and Drug Review and Inspection’s on-site registration inspection for the Hydronidone product; and RMB 49.6 million, or approximately $7.3 million, based on the June 30, 2026 spot exchange rate upon NMPA’s approval of the NDA. As of June 30, 2026, the next payment conditions have not been met; as such, no payments have been accrued.

Upon Hydronidone product achieving commercialization, the Company will be required to make annual royalty payments based on future product sales. These contingent payments are structured as twelve annual royalties equal to 10%, 14%, 16%, 16%, 16%, 16%, 16%, 15%, 14%, 12%, 10%, and 8% of annual sales. As of June 30, 2026, commercialization has not yet been achieved, and no royalty payments have been incurred or accrued.

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

Under the SDM Clinical Trial Agreement, the Company is obligated to make payments based on the achievement of specified clinical and operational milestones and the performance of clinical trial–related services, including trial preparation, patient enrollment and follow-up, site management, interim analyses, data management–related activities, and preparation of the clinical study report. The aggregate contractual amount under the agreement is approximately RMB 114.0 million, or approximately $16.7 million, based on the June 30, 2026 spot exchange rate.

As of June 30, 2026, the Company recognized $2.6 million in research and development expenses and made payments of $4.7 million under the SDM Clinical Trial Agreement.

Research and Development Programs

In addition to the $8.5 million commitment to GNI Group for the Hydronidone program, as of June 30, 2026, Gyre Pharmaceuticals has committed to allocate $44.5 million toward future research and development activities for various programs. Gyre Therapeutics has not committed to allocate any amount toward research and development activities.

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

12. Income Taxes

During the three and six months ended June 30, 2026 and 2025, the Company recorded the following income tax provision (in thousands) and effective tax rate:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025 (As Recast)	2026	2025 (As Recast)
(Benefit) provision for income tax	$(164)	$662	$385	$1,563
Effective tax rate	1.14%	-42.03%	-1.19%	36.65%

The change in effective tax rate for the three and six months ended June 30, 2026 and 2025 was primarily due to the business combination with Cullgen and the increase of R&D expenditures. The Company expects to incur income tax expense for the current period as a result of the impact of valuation allowance. Accordingly, the effective tax rate for the six months ended June 30, 2026 was negative. The Company’s income tax provision reflects the retrospective presentation of the common-control combination with Cullgen.

As of June 30, 2026, after consideration of certain limitations (see below), the Company had approximately $193.3 million federal and $21.7 million state net operating loss (“NOL”) carryforwards for U.S. tax purposes available to reduce future taxable income which, if unused, will begin to expire in 2037 for federal and 2034 for state tax purposes. The federal net operating loss carryforward includes $191.9 million that have an indefinite life.

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

13. Related Party Transactions

Research and Development with GNI Group

Research and development expenses for the services received from Shanghai Genomics, Inc (“ Shanghai Genomics”), a wholly-owned subsidiary of GNI Group, were $5.1 million and $0.2 million for the three months ended June 30, 2026 and 2025, respectively. Research and development expenses for the related services received from Shanghai Genomics were $5.1 million and $0.2 million for the six months ended June 30, 2026 and 2025, respectively. The amounts for the three and six months ended June 30, 2026 included a milestone payment of RMB 33.1 million (approximately $4.9 million, based on the June 30, 2026 spot exchange rate) recognized under the Hydronidone Transfer Agreement upon the submission and acceptance of the Hydronidone NDA by the Center for Drug Evaluation (“CDE”) of the National Medical Products Administration (“NMPA”). As of June 30, 2026, the related payment has been accrued under due to related parties in the condensed consolidated balance sheets. No payments for such services were made to entities controlled by GNI Group during the three and six months ended June 30, 2026 and 2025. As of June 30, 2026 and December 31, 2025, the Company had related parties payables of $5.1 million and $0.2 million due to GNI Group.

Other Receivables from GNI

As of June 30, 2026 and December 31, 2025, the Company had recorded $0.2 million in other receivables from GNI Group, all of which related to Continent Pharmaceuticals Inc.'s (“CPI”) restructuring transaction.

Operating Lease with Shanghai Genomics, Inc.

As of June 30, 2026 and December 31, 2025, operating lease ROU assets and operating lease liabilities recognized for leases were as follows (in thousands):

	June 30,	December 31,
	2026	2025 (As Recast)
Operating lease right-of-use assets	$1,661	$1,296
Operating lease liabilities, current	$(210)	(96)
Operating lease liabilities, non-current	$(1,468)	(1,227)

The related lease expense recognized from related parties included in “Research and development expenses” and “General and administrative expenses” in the condensed consolidated statements of operations and comprehensive (loss) income were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025 (As Recast)	2026	2025 (As Recast)
Research and development expenses	$19	$74	$103	$149
General and administrative expenses	60	-	60	-
Total	$79	$74	$163	$149

14. Employee Benefit Plans

Mainland China Contribution Plan

Pursuant to relevant PRC regulations, the Company is required to make contributions to various defined contribution plans organized by municipal and provincial PRC governments. The contribution for each employee is based on a percentage of the employee’s current compensation as required by the local government. The contributions are charged to profit or loss as they become payable in accordance with the rules of the central pension scheme. The total contributions for such employee benefits were $1.8 million and $1.7 million for the three months ended June 30, 2026 and 2025, respectively. The total contributions for such employee benefits were $3.3 million and $3.4 million for the six months ended June 30, 2026 and 2025.

Defined-Contribution Savings Plan

In the U.S., the Company maintains a defined-contribution savings plan pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended. The plan is available to employees who meet the minimum age and length of service requirements. The contributions made during the three months ended June 30, 2026 and 2025 were $36.1 thousand and $40.0 thousand. The contributions made during the six months ended June 30, 2026 and 2025 were $70.8 thousand and $70.8 thousand.

15. Segment Information

The Company is a consolidated entity comprised of two reporting segments: Gyre Pharmaceuticals, and Gyre. The Company’s reportable segments are based upon internal organizational structure, the manner in which operations are managed, the criteria used by the CODM to evaluate segment performance, the availability of separate financial information, and overall materiality considerations. Gyre's operations are primarily located in the United States and Shanghai, China, and Gyre Pharmaceuticals' operations are primarily located in mainland China.

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

Gyre

Gyre is a clinical-stage biopharmaceutical company focused on the discovery, development, and commercialization of innovative therapies for the treatment of cancer, inflammatory diseases and organ fibrosis. The Company's pipeline includes F351 for the treatment of MASH-associated liver fibrosis in the United States, as well as targeted protein degrader and degrader-antibody conjugate therapies under development including CG001419 for pain and solid tumors and CG009301 for acute myeloid leukemia (“AML”) in China. The Company is primarily engaged in research and development activities and does not currently generate commercial product revenue.

Segment information for the three and six months ended June 30, 2026 and 2025 is as follows (in thousands):

	Three Months Ended June 30, 2026
	Gyre Pharmaceuticals	Gyre	Total
Revenues	$29,097	$8	$29,105
Operating expenses
Cost of revenues	2,209	—	2,209
Selling and marketing	13,754	—	13,754
Research and development	9,697	4,603	14,300
Research and development - related parties	4,836	—	4,836
General and administrative	4,268	3,594	7,862
Transaction costs	—	502	502
Total segment operating expenses	34,764	8,699	43,463
Loss from segment operations	(5,667)	(8,691)	(14,358)
Other segment (loss) income, net:
Interest income	252	488	740
Other expense, net	(391)	(552)	(943)
Change in fair value of warrant liability	—	132	132
Benefit (provision) for income taxes	165	(1)	164
Net segment (loss) income	$(5,641)	$(8,624)	$(14,265)
Reconciliation of profit or loss
Other general and administrative expenses			5
Total Consolidated net loss			$(14,270)
Supplemental disclosure of stock-based compensation expense:
Cost of revenue	$122	$—	$122
Selling and marketing	661	—	661
Research and development	79	—	79
General and administrative	344	627	971
Stock-based compensation total	$1,206	$627	$1,833

	Six Months Ended June 30, 2026
	Gyre Pharmaceuticals	Gyre	Total
Revenues	$51,616	$1,919	$53,535
Operating expenses
Cost of revenues	3,436	—	3,436
Selling and marketing	27,890	—	27,890
Research and development	15,163	10,618	25,781
Research and development - related parties	4,836	—	4,836
General and administrative	9,025	9,007	18,032
Transaction costs	—	6,886	6,886
Total segment operating expenses	60,350	26,511	86,861
Loss from segment operations	(8,734)	(24,592)	(33,326)
Other segment (loss) income, net:
Interest income	517	966	1,483
Other expense, net	(818)	(12)	(830)
Change in fair value of warrant liability	—	220	220
Benefit (provision) for income taxes	(456)	71	(385)
Net segment loss	$(9,491)	$(23,347)	$(32,838)
Reconciliation of profit or loss
Other general and administrative expenses			11
Consolidated net loss			$(32,849)
Supplemental disclosure of stock-based compensation expense:
Cost of revenue	$300	$—	$300
Selling and marketing	1,646	—	1,646
Research and development	194	—	194
General and administrative	779	1,739	2,518
Stock-based compensation total	$2,919	$1,739	$4,658

	Three Months Ended June 30, 2025 (As Recast)
	Gyre Pharmaceuticals	Gyre	Total
Revenues	$26,771	$2,963	$29,734
Operating expenses:
Cost of revenues	1,151	—	1,151
Selling and marketing	15,195	—	15,195
Research and development	3,337	5,014	8,351
General and administrative	2,858	4,417	7,275
Total segment operating expenses	22,541	9,431	31,972
Income (loss) from segment operations	4,230	(6,468)	(2,238)
Other segment (loss) income, net:
Interest income	271	670	941
Other (expense) income, net	(507)	19	(488)
Change in fair value of warrant liability	-	212	212
Provision for income taxes	(662)	-	(662)
Net segment income (loss)	$3,332	$(5,567)	$(2,235)
Reconciliation of profit or loss
Other general and administrative expenses			2
Total Consolidated net loss			$(2,237)
Supplemental disclosure of stock-based compensation expense:
Cost of revenue	$47	$—	$47
Selling and marketing	29	—	29
General and administrative	273	709	982
Research and development	—	62	62
Stock-based compensation total	$349	$771	$1,120

	Six Months Ended June 30, 2025 (As Recast)
	Gyre Pharmaceuticals	Gyre	Total
Revenues	$48,829	$11,476	$60,305
Operating expenses:
Cost of revenues	2,045	—	2,045
Selling and marketing	26,035	—	26,035
Research and development	6,366	10,076	16,442
General and administrative	6,414	9,062	15,476
Total segment operating expenses	40,860	19,138	59,998
Income (loss) from segment operations	7,969	(7,662)	307
Other segment (loss) income, net:
Interest income	555	1,242	1,797
Other (expense) income, net	(729)	428	(301)
Change in fair value of warrant liability	—	2,467	2,467
Provision for income taxes	(1,563)	—	(1,563)
Net segment income (loss)	$6,232	$(3,525)	$2,707
Reconciliation of profit or loss
Other general and administrative expenses			5
Total Consolidated net loss			$2,702
Supplemental disclosure of stock-based compensation expense:
Cost of revenue	$47	$—	$47
Selling and marketing	29	—	29
General and administrative	351	1,373	1,724
Research and development	—	143	143
Stock-based compensation total	$427	$1,516	$1,943

The table below presents total assets as of June 30, 2026 and December 31, 2025.

	June 30, 2026
	Gyre Pharmaceuticals	Gyre	Other Unallocated Amount	Consolidated
Total assets	$139,241	$59,657	$357	$199,255

	December 31, 2025 (As Recast)
	Gyre Pharmaceuticals	Gyre	Other Unallocated Amount	Consolidated
Total assets	$138,407	$81,000	$356	$219,763

The table below only includes cash outflows for the purchase of property and equipment and excludes non-cash activities.

	Six Months Ended June 30, 2026
	Gyre Pharmaceuticals	Gyre	Other Unallocated Amount	Consolidated
Purchase of property and equipment	$386	$54	$—	$440

	Six Months Ended June 30, 2025 (As Recast)
	Gyre Pharmaceuticals	Gyre	Other Unallocated Amount	Consolidated
Purchase of property and equipment	$378	$79	$—	$457

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this Quarterly Report on Form 10-Q (this “Quarterly Report”), unless otherwise specified, references to “we,” “our,” “us” and “our company” refer to Gyre Therapeutics, Inc. ("Gyre"), its directly owned subsidiary, Cullgen Inc. (“Cullgen”), and our majority indirectly owned subsidiary, Beijing Continent Pharmaceuticals Co., Ltd. (d/b/a Gyre Pharmaceuticals Co., Ltd.) (“Gyre Pharmaceuticals”). The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and related notes that appear in this Quarterly Report and with the audited consolidated financial statements and related notes that are included as part of our Annual Report on Form 10-K for the year ended December 31, 2025 (the “Annual Report”).

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

Cullgen is a clinical-stage biopharmaceutical company focused on the discovery and development of targeted protein degrader and degrader-antibody conjugate therapies designed to improve the lives of patients suffering from critical conditions such as pain, cancer and inflammatory diseases. Cullgen has created a portfolio of highly selective targeted protein degrader product candidates designed to potently and efficiently eliminate therapeutically relevant proteins in patients. By leveraging its expertise in targeted protein degraders, Cullgen believes its product candidates have many distinct advantages over other therapeutic modalities, including higher selectivity, improved therapeutic profile and avoidance of known toxicities.

As always, we are in the process of reviewing our programs and evaluating our pipeline and clinical development strategy, including in connection with the Cullgen acquisition, to optimize capital allocation and prioritize programs across the organization. As a result of the Cullgen acquisition, we intend to leverage Cullgen’s capabilities in the PRC for the development and early-stage clinical trials of various product candidates.

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

Our Product Candidate Pipeline

F351 (hydronidone)

F351 is our lead development candidate for the treatment of liver fibrosis. It is a structurally modified derivative of pirfenidone designed to optimize metabolic properties while targeting the transforming growth factor (“TGF”)-β1 signaling pathway, a key mediator of fibrogenesis. We are developing F351 for two primary indications: chronic hepatitis B (“CHB”)-associated liver fibrosis in the PRC and metabolic dysfunction-associated steatohepatitis (“MASH”)-associated liver fibrosis in the United States. F351 represents our primary liver-focused development program and reflects our commitment to advancing therapies targeting both viral- and metabolic-associated liver fibrosis.

CHB-Associated Liver Fibrosis (PRC)

For CHB-associated liver fibrosis, antiviral therapy may suppress viral infection but is not able to prevent, slow or reverse fibrosis progression, and anti-fibrotic treatment is recommended for intermediate and advanced liver fibrosis and early-stage cirrhosis. As of December 31, 2025, no small molecule or biologic drugs treating CHB-associated liver fibrosis have been approved globally. In recognition of the severity of the disease, lack of current therapies and the preliminary clinical evidence generated to date, the Center for Drug Evaluation (“CDE”) of the NMPA granted F351 Breakthrough Therapy designation in March 2021.

We conducted a Phase 3 randomized, double-blind, placebo controlled, entecavir-based, multi-center trial in the PRC assessing F351 in CHB-associated liver fibrosis. This trial was designed to randomize 248 patients, with a primary endpoint of ≥1-stage reduction in Ishak fibrosis score at Week 52 for F351 in combination with entecavir.

In May 2025, we reported that in the pivotal Phase 3 trial, F351 met its primary endpoint and also met a key secondary endpoint with statistically significant inflammation improvement without fibrosis progression at Week 52 versus placebo. F351 was well tolerated in the study, with a comparable incidence of serious adverse events and no patient discontinuations due to adverse events in the F351 group.

The CDE of the NMPA granted priority review status to the New Drug Application (“NDA”) for F351 in March 2026. On March 22, 2026, Gyre Pharmaceuticals submitted its NDA to the CDE of the NMPA to seek conditional approval for F351, the Company’s lead product candidate, for the treatment of CHB-induced liver fibrosis. On May 12, 2026, the Company announced that the NMPA accepted its NDA.

MASH-Associated Liver Fibrosis (United States)

In the United States, we have completed a Phase 1 clinical trial in healthy volunteers evaluating F351’s safety, tolerability, and pharmacokinetics (“PK”). We continue to engage with the U.S. Food and Drug Administration regarding investigational new drug (“IND”) requirements for a Phase 2 clinical trial in MASH-associated liver fibrosis.

Pipeline Assets Following Cullgen Acquisition

On May 4, 2026, Gyre Therapeutics acquired Cullgen Inc. in an all-stock transaction valued at approximately $300 million, and Cullgen became a wholly owned subsidiary of Gyre. Upon the closing of this transaction, Cullgen's former Chief Executive Officer (“CEO”), Dr. Ying Luo, was appointed President and CEO of Gyre and joined Gyre's Board. Additionally, Yue Xiong, former Chief Scientific Officer (“CSO”) of Cullgen, was appointed CSO of Gyre, and Thomas Eastling, former Chief Financial Officer (“CFO”) of Cullgen, was appointed CFO of Gyre, and Ping Zhang was named Executive Chairman. The combined company remains headquartered in San Diego with subsidiaries in Beijing and Shanghai, roughly 740 employees, and numerous announced therapeutic programs spanning inflammation/pain and cancer.

TRKA Degrader for Pain (CG001419)

Gyre acquired Cullgen’s most advanced legacy product candidate, CG001419, an oral tropomyosin receptor kinase A (“TRKA”) degrader. CG001419 has been in development as a non-opioid alternative for pain management and, separately, as a treatment for various indications within oncology.

In December 2025, Cullgen completed a Phase 1 study (NCT06636500) that was a single-center, randomized, placebo-controlled, double-blind, single-ascending-dose/food-effect (with or without food) and multiple-ascending-dose trial that evaluated the safety, tolerability and PK characteristics of CG001419 in 78 healthy volunteers. The study was conducted in Australia after receiving ethics committee approval in early 2025. Results from the study showed that all doses were well-tolerated with no drug-related serious adverse events observed.

TRKA Degrader for Solid Tumors (CG001419)

CG001419 is also currently being studied in a Phase 1 trial for the treatment of solid tumors. TRK proteins also act as oncogenic drivers when mutated or rearranged, leading to uncontrolled cell growth and tumor development. Cullgen’s TRK degrader for cancer is being developed as a selective, clinically active oral TRK degrader for the treatment of adult cancer patients with neurotrophic TRK gene abnormalities. For this indication, CG001419 is being evaluated in a Phase 1 clinical trial in China.

GSPT1 Degrader for AML (CG009301)

Gyre acquired Cullgen’s second product candidate, CG009301, a highly selective degrader targeting the GSPT1 protein for the treatment of cancer, with development initially focused on hematologic malignancies. GSPT1 is a protein translation termination factor and plays a vital role in cancer cell survival and proliferation. Rapidly dividing hematologic cancer cells such as leukemia, including AML and acute lymphoblastic leukemia, high-risk myelodysplastic syndrome (“MDS”) and leukemia stem cells rely on GSPT1 to maintain protein synthesis during oncogenesis. These tumor cells are highly sensitive to GSPT1 depletion, which leads to impaired protein translation, activation of the integrated stress response and TP53-independent cell death. Cullgen initiated a Phase 1, dose-escalation trial in China of CG009301 in patients with high-risk hematologic malignancies in April 2025.

CDK2-Cyclin E Dual Degrader for Solid Tumors (CG923308)

We are developing CG923308, a highly potent and selective dual degrader of both the cyclin dependent kinase 2 (“CDK2”) and cyclin E proteins. In preclinical models of breast cancer resistant to endocrine therapies alone or in combination with a CDK4/6 inhibitor or other solid tumors characterized by cyclin E amplification, CG923308 demonstrated precise target degradation and outperformed the leading, late-stage clinical CDK2 inhibitors in development in blocking cell proliferation and achieving durable tumor suppression. Furthermore, CG923308 exhibits a favorable PK and safety profile. We plan to develop CG923308 for the treatment of solid tumors with CCNE1 amplification or HR+ / HER2- advanced breast cancer with resistance to current therapies. We intend to submit an IND application for CG923308 in the first quarter of 2027.

TYK2-JAK1 Degrader for Autoimmune Diseases (CG620953)

We are developing CG620953, a highly potent and selective dual degrader of Tyrosine kinase 2 (“TYK2”) and Janus kinase 1 (“JAK1”) while sparing JAK2. In preclinical studies, CG620953 demonstrated selective target degradation and outperformed commercialized TYK2 selective inhibitors in reducing disease activity. CG620953 also exhibits a favorable PK and safety profile, providing rationale for further evaluation in the clinic. We intend to submit an IND application for CG620953 in the first quarter of 2027.

Degrader – Antibody Conjugates (“DACs”) as the Next-Generation of Antibody-Drug Conjugates (“ADCs”)

We are developing a robust suite of DACs that target both solid tumors and hematological malignancies by pairing distinct protein degraders with tumor-specific antibodies. These preclinical DAC candidates demonstrate tumor associated antigen (“TAA”)-dependent cytotoxicity in vitro and drive potent, durable tumor regression in vivo, including success in models resistant to standard therapies.

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

EtorelTM IP Rights

In May 2024, Gyre Pharmaceuticals entered into an agreement with Jiangsu Wangao Pharmaceuticals Co., Ltd. (the “Jiangsu Wangao Agreement”), effective from May 7, 2024 to May 6, 2035. Pursuant to the Jiangsu Wangao Agreement, Gyre Pharmaceuticals obtained the drug registration certificate for and became the marketing authorization holder of EtorelTM (nintedanib, ethanesulfonate soft capsules), a small-molecule drug for the treatment of IPF, SSc-ILD and progressive pulmonary fibrosis, within the PRC. The total minimum payments under the Jiangsu Wangao Agreement are Chinese Renminbi (“RMB”) 35.0 million, or approximately $5.1 million, based on the June 30, 2026 spot exchange rate. This includes an upfront transfer fee of RMB 15.0 million, or approximately $2.2 million, payable in three installments, and subsequent payments based on annual sales over eight years following the commencement of commercial sales. Additionally, Gyre Pharmaceuticals will bear the costs associated with relocating the production site to a designated location and will cover all expenses related to the manufacturing process. As of June 30, 2026, we had paid four installments totaling RMB 23.0 million, or approximately $3.4 million, based on the June 30, 2026 spot exchange rate.

Long-Term Investment Measured Under Equity Method

On June 28, 2024, Gyre Pharmaceuticals entered into a partnership agreement as a limited partner and is obligated to pay $4.4 million for an 18.93% equity interest in the partnership. In April 2025, a new investor joined the partnership agreement, and as a result, Gyre Pharmaceuticals’ equity interest was adjusted to 18.35%. Pursuant to the partnership agreement, Gyre Pharmaceuticals, as a limited partner, shall not participate in any activities related to the management of the investment business. However, Gyre Pharmaceuticals may appoint a member to the advisory committee of the partnership.

As of June 30, 2026 and December 31, 2025, our total investment into the partnership was $1.8 million and $1.7 million, respectively, and the carrying value of the Company’s long-term investment in this affiliate was $1.6 million and $1.6 million, respectively.

Financial Operations Overview

During the three months ended June 30, 2026, we had a net loss of $14.3 million and net loss attributable to common stockholders of $11.7 million. For the six months ended June 30, 2026, we had net loss of $32.8 million and net loss attributable to common stockholders of $24.8 million. During the three months ended June 30, 2025, we had net loss of $2.2 million and net loss attributable to common stockholders of $2.0 million. For the six months ended June 30, 2025, we had net income of $2.7 million and net income attributable to common stockholders of $0.1 million. As of June 30, 2026, we had an accumulated deficit of $138.0 million and cash and cash equivalents of $43.3 million. As of December 31, 2025, we had an accumulated deficit of $112.6 million and cash and cash equivalents of $49.2 million.

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

Collaborations

We also generate revenue through collaboration and license agreements with a strategic partner. Revenue consists of upfront nonrefundable payments and reimbursements for research and development services provided under the agreement and is recognized over time as the related research activities are performed.

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

We record accrued expenses for estimated costs of the research and development activities conducted by third party service providers, which include outsourced research and development expenses, stock-based compensation and professional services. We record the estimated costs of research and development activities based upon the estimated amount of services provided but not yet invoiced, and include these costs in current liabilities and within research and development expense.

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

Provision for Income Taxes

Provision for income taxes is comprised primarily of current income tax provision, mainly attributable to the profitable Gyre Pharmaceuticals operations in the PRC, and deferred income tax provision, mainly including deferred tax recognized for temporary differences in relation to research and development tax credit and net operating loss carryforwards for U.S. tax purposes and fixed and intangible assets, net of valuation allowances.

On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was enacted into law, which introduced several U.S. income tax provisions that have and may continue to potentially impact our provision for income taxes. The provisions include, but are not limited to, the immediate expensing of domestic research and development expenses beginning in 2025, as well as a modification to the Global Intangible Low-Taxed Income effective in 2026. We have recognized the effects of the OBBBA provisions on our financial results to the extent they are applicable to the six months ended June 30, 2026. We will continue to evaluate the impact of the OBBBA on our unaudited condensed consolidated financial statements.

Results of Operations

Comparison of the three months ended June 30, 2026 and 2025

The following table summarizes our results of operations for the periods presented (in thousands, except percentage change):

	Three Months Ended June 30,
	2026	2025 (As Recast)	Change ($)	Change (%)
Revenues	$29,105	$29,734	$(629)	(2)%
Operating expenses
Cost of revenues	2,209	1,151	1,058	92%
Selling and marketing	13,754	15,195	(1,441)	(9)%
Research and development	14,300	8,351	5,949	71%
Research and development -related parties	4,836	—	4,836	*
General and administrative	7,867	7,277	590	8%
Transaction costs	502	—	502	*
Total operating expenses	43,468	31,974	11,494	36%
Loss from operations	(14,363)	(2,240)	(12,123)	541%
Other (loss) income, net:
Interest income	740	941	(201)	(21)%
Change in fair value of warrant liability	132	212	(80)	(38)%
Other expense, net	(943)	(488)	(455)	93%
Loss before income taxes	(14,434)	(1,575)	(12,859)	816%
Benefit (provision) for income taxes	164	(662)	826	(125)%
Net loss	(14,270)	(2,237)	(12,033)	538%
Accretion of Cullgen redeemable convertible preferred stock	(1,058)	(2,642)	1,584	(60)%
Net loss attributable to noncontrolling interest	(3,665)	(2,835)	(830)	29%
Net loss attributable to common stockholders	$(11,663)	$(2,044)	$(9,619)	471%

*Not meaningful

Revenues

Revenues for the three months ended June 30, 2026 and 2025 were $29.1 million and $29.7 million, respectively, representing a decrease of $0.6 million, or 2%. Gyre Pharmaceuticals revenue increased during the period, primarily driven by higher ETUARYTM sales volumes resulting from ETUARYTM focused marketing efforts, despite lower ContivaTM and EtorelTM product revenues earned following the implementation of China's national centralized procurement program. The increase was offset by a $3.0 million decrease in collaboration revenue from the Astellas Agreement which ended in March 2026, resulting in an overall decrease in revenues of $0.6 million, or 2%, compared to the prior-year period.

Cost of Revenues

Cost of revenues for the three months ended June 30, 2026 and 2025 were $2.2 million and $1.2 million, respectively. The $1.0 million, or 92%, increase was primarily driven by a $0.7 million increase in production costs associated with EtorelTM products, a $0.2 million increase in production costs for the ETUARYTM, and a $0.1 million increase in stock-based compensation expense.

Selling and Marketing Expenses

Selling and marketing expenses decreased $1.4 million, or 9%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. The decrease was primarily attributable to a $2.5 million decrease in promotional and conference expenses as certain promotional objectives were achieved in the first quarter of 2026, reducing spending in the second quarter, partially offset by a $0.6 million increase in stock-based compensation expenses, and a $0.5 million increase in personnel-related costs, primarily due to increased sales commissions resulting from higher sales volumes during the second quarter of 2026.

Research and Development Expenses

The table below details our costs for research and development for the periods presented (in thousands, except percentage change):

	Three Months Ended June 30,
	2026	2025 (As Recast)	Change ($)	Change (%)
External clinical expenses	$7,485	$2,808	$4,677	167%
Personnel-related expenses	2,915	2,905	10	0%
Facilities, depreciation and other expenses	1,518	876	642	73%
External pre-clinical expenses	2,036	1,311	725	55%
Materials and utilities	346	451	(105)	(23)%
Licensing fee – related party	4,836	—	4,836	*
Total research and development expenses	$19,136	$8,351	$10,785	129%

*Not meaningful

Research and development expenses increased by $10.8 million, or 129%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. The increase was primarily related to a $4.7 million increase in external clinical research expenses, mainly contributed to the F351 Phase 3C experimental review expense; a $4.8 million increase for the milestone payment Gyre Pharmaceuticals owed to GNI related to China's NMPA acceptance of NDA for F351 as a treatment for CHB induced liver fibrosis; a $0.7 million increase in pre-clinical expenses, and a $0.6 million increase in facilities, depreciation and other expenses.

General and Administrative Expenses

General and administrative expenses increased by $0.6 million, or 8%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. The increase was primarily driven by a $0.9 million increase in personnel costs related to the Company's internal restructuring, and a $0.2 million increase in miscellaneous expenses, partially offset by a $0.2 million decrease in stock-based compensation expenses and a $0.3 million decrease in professional fees.

Transaction Costs

For the three months ended June 30, 2026, $0.5 million in transaction costs were incurred in connection with the acquisition of Cullgen closed in early May 2026.

Change in Fair Value of Warrant Liability

Change in fair value of warrant liability decreased by $80 thousand, or 38%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. The decrease was related to the remeasurement of the preferred stock warrants liability.

Other (loss) Income, Net

Interest income decreased by $0.2 million, or 21%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. The decrease was related to decreased interest rates on the Company's bank deposits.

Other expense, net increased by $0.5 million, or 93%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. The increase was primarily due to higher foreign currency exchange loss.

Provision for Income Taxes

Benefit for income taxes was $0.2 million and provision for income taxes was $0.7 million for the three months ended June 30, 2026 and 2025, respectively. The change in income tax provision and effective tax rate was primarily due to the retrospective presentation of the common-control combination with Cullgen and increased research and development expenditures.

Comparison of the six months ended June 30, 2026 and 2025

The following table summarizes our results of operations for the periods presented (in thousands, except percentage change):

	Six Months Ended June 30,
	2026	2025 (As Recast)	Change ($)	Change (%)
Revenues	$53,535	$60,305	$(6,770)	(11)%
Operating expenses
Cost of revenues	3,436	2,045	1,391	68%
Selling and marketing	27,890	26,035	1,855	7%
Research and development	25,781	16,442	9,339	57%
Research and development -related parties	4,836	—	4,836	*
General and administrative	18,043	15,481	2,562	17%
Transaction costs	6,886	—	6,886	*
Total operating expenses	86,872	60,003	26,869	45%
(Loss) income from operations	(33,337)	302	(33,639)	(11139)%
Other (loss) income, net:
Interest income	1,483	1,797	(314)	(17)%
Change in fair value of warrant liability	220	2,467	(2,247)	(91)%
Other expense, net	(830)	(301)	(529)	176%
(Loss) Income before income taxes	(32,464)	4,265	(36,729)	(861)%
Provision for income taxes	(385)	(1,563)	1,178	(75)%
Net (loss) income	(32,849)	2,702	(35,551)	(1316)%
Accretion of Cullgen redeemable convertible preferred stock	(3,905)	(5,220)	1,315	(25)%
Net loss attributable to noncontrolling interest	(11,945)	(2,644)	(9,301)	352%
Net (loss) income attributable to common stockholders	$(24,809)	$126	$(24,935)	(19790)%

*Not meaningful

Revenues

Revenues for the six months ended June 30, 2026 and 2025 were $53.5 million and $60.3 million, respectively, representing a decrease of $6.8 million or 11%. Revenue from Gyre Pharmaceuticals increased during the period, primarily driven by higher ETUARYTM sales volumes resulting from ETUARYTM focused marketing efforts, despite lower ContivaTM and EtorelTM product revenues following the implementation of China's national centralized procurement program. The overall increase in revenue from Gyre Pharmaceuticals is offset by a $9.6 million decrease in collaboration revenue under the Astellas Agreement which ended in March 2026.

Cost of Revenues

Cost of revenues for the six months ended June 30, 2026 and 2025 was $3.4 million and $2.0 million, respectively. The $1.4 million, or 68%, increase was primarily attributable to higher EtorelTM product costs of $1.1 million and increased stock-based compensation expense of $0.3 million.

Selling and Marketing Expenses

Selling and marketing expenses increased by $1.9 million, or 7%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The increase was primarily attributable to a $1.6 million increase in stock-based compensation expense, and a $0.4 million increase in promotional and conference expenses, partially offset by a $0.1 million decrease in travel and other expense.

Research and Development Expenses

The table below details our costs for research and development for the periods presented (in thousands, except percentage change):

	Six Months Ended June 30,
	2026	2025 (As Recast)	Change ($)	Change (%)
External clinical expenses	$13,913	$5,007	$8,906	178%
Personnel-related expenses	6,178	5,868	310	5%
Facilities, depreciation and other expenses	1,776	2,534	(758)	(30)%
External pre-clinical expenses	2,583	2,103	480	23%
Materials and utilities	1,331	894	437	49%
Licensing fee – related party	4,836	36	4,800	13333%
Total research and development expenses	$30,617	$16,442	$14,175	86%

Research and development expenses increased by $14.2 million, or 86%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The increase was primarily related to an $8.9 million increase in external clinical research expenses, mainly contributed to the F351 Phase 3C experimental review expense; a $0.4 million increase in personnel-related expenses including stock-based compensation expenses, a $4.8 million increase for the milestone payment Gyre Pharmaceuticals owed to GNI related to China's NMPA acceptance of NDA for F351 as a treatment for CHB induced liver fibrosis; a $0.5 million increase in pre-clinical expenses, and a $0.4 million increase in materials and utilities expenses, partially offset by a $0.8 million decrease in facilities, depreciation and other expenses.

General and Administrative Expenses

General and administrative expenses increased by $2.6 million, or 17%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The increase was primarily driven by a $2.7 million increase in personnel costs related to the Company's internal restructuring, a $0.9 million increase in miscellaneous expenses, a $0.6 million increase in stock-based compensation expenses, partially offset by a $1.6 million decrease in professional fees.

Transaction costs

For the six months ended June 30, 2026, $3.8 million in transaction costs were incurred in connection with the termination of proposed merger between Cullgen and Pulmatrix, Inc. in February 2026, and $3.1 million were incurred related to the acquisition of Cullgen, which transaction closed in early May 2026, totaling $6.9 million.

Change in Fair Value of Warrant Liability

Change in fair value of warrant liability decreased by $2.2 million, or 91%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The decrease was related to the remeasurement of the preferred stock warrants liability.

Other (loss) income, Net

Interest income decreased by $0.3 million, or 17%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The decrease was related to decreased interest rates in the current year.

Other expense, net increased by $0.5 million, or 176%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The increase in other expense, net was primarily due to higher foreign currency exchange loss.

Provision for Income Taxes

Provision for income taxes was $0.4 million and $1.6 million for the six months ended June 30, 2026 and 2025, respectively. The decrease was due to the retrospective presentation of the common-control combination with Cullgen, increased research and development expenditures, and the impact of valuation allowance on deferred tax assets, resulting in a negative effective tax rate for the period.

Recent Accounting Pronouncements

Refer to Note 2 — Summary of Significant Accounting Policies to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report for more information about recent accounting pronouncements.

Liquidity and Capital Resources

Sources of Liquidity

As of June 30, 2026, we had cash and cash equivalents of $43.3 million, short-term bank deposits of $14.1 million, short-term investment of $17.5 million, and long-term certificates of deposit of $28.4 million, which are available to fund operations, and an accumulated deficit of $138.0 million. Our net loss during the six months ended June 30, 2026 was $32.8 million, while cash used in operating activities was $13.5 million. We believe that our existing cash and cash equivalents, cash flows from operations, and access to capital markets will be sufficient to fund our operating activities and obligations for at least the next 12 months following the filing date of this Quarterly Report and thereafter for the foreseeable future.

Future Funding Requirements

We expect to use cash provided by operating activities, short-term deposits, and long-term certificates of deposits, as well as potential cash issuances to meet our current and future financial obligations, including funding our operations, research and development activities, clinical pipelines, and capital expenditures. Our ability to make these payments depends on our future performance, which will be affected by financial, business, economic, regulatory, and other factors, many of which we cannot control. In addition, we anticipate that we will incur expenses related to and in connection with the integration between our business and Cullgen. Factors that may affect financing requirements include, but are not limited to:

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

The following table summarizes our cash flows for the periods presented (in thousands):

	Six Months Ended June 30,
	2026	2025 (As Recast)
Cash Flow Data:
Net cash used in operating activities	$(13,548)	$(7,603)
Net cash provided by investing activities	6,702	3,321
Net cash provided by financing activities	13	21,589
Effect of exchange rate changes on cash	928	10
Net change in cash and cash equivalents	$(5,905)	$17,317

Cash Flows from Operating Activities

Cash used in operating activities for the six months ended June 30, 2026 was $13.5 million, reflecting our net loss of $32.8 million and offset by non-cash items of $5.2 million, which was primarily driven by a $4.7 million increase in stock-based compensation. Additionally, $14.1 million cash provided by changes in net operating assets and liabilities was primarily driven by an $11.5 million decrease in receivables and prepaid and other assets, $4.8 million increase in related party payable, partially offset by an increase in inventories and a decrease in various payables and accrued liabilities.

Cash used in operating activities for the six months ended June 30, 2025 was $7.6 million, reflecting our net income of $2.7 million and non-cash charges of $1.6 million, which primarily included $1.9 million in stock-based compensation and $1.5 million in depreciation and amortization, partially offset by a $2.5 million change in the fair value of warrant liability. Additionally, $11.9 million cash used in changes in net operating assets and liabilities was primarily driven by a $8.2 million increase in accounts receivable, inventories, prepaid and other assets and a $10.5 million decrease in deferred revenue, income tax payable, and other operating lease liabilities, partially offset by a $3.9 million decrease in notes receivable and a $2.9 million increase in accounts payable and accrued liabilities.

The increase in cash used in operating activities for the six months ended June 30, 2026 compared with cash used in operating activities for the six months ended June 30, 2025 was primarily attributable to less cash received under the Astellas Agreement that ended in March 2026 combined with the transaction costs associated with the Merger that closed in May 2026, as well as overall higher spending in clinical and other research programs.

Cash Flows from Investing Activities

Cash provided by investing activities for the six months ended June 30, 2026 was $6.7 million, which consisted primarily of $13.0 million of proceeds from available-for-sale securities and $13.0 million of proceeds from the maturity of certificates of deposit, partially offset by $15.9 million in purchases of certificates of deposit, $1.0 million in acquisitions of intangible assets, $2.0 million in purchases of available-for-sale securities, and $0.4 million in purchases of property and equipment.

Cash provided by investing activities for the six months ended June 30, 2025 was $3.3 million, which consisted primarily of $23.2 million of proceeds from the maturity of certificates of deposit and $11.7 million of proceeds from available-for-sale securities, partially offset by $19.2 million in purchases of certificates of deposit, $11.2 million in purchases of available-for-sale securities, $0.7 million in acquisitions of intangible assets, and $0.5 million in purchases of property and equipment.

Cash Flows from Financing Activities

Cash provided by financing activities for the six months ended June 30, 2026 was $13 thousand, primarily due to proceeds from stock options exercised, partially offset by listing expense.

Cash provided by financing activities for the six months ended June 30, 2025 was $21.6 million, primarily due to $23.0 million in proceeds from the issuance of common stock, $2.0 million in proceeds from the exercise of stock options, and $0.5 million in proceeds from the issuance of common stock under our ATM program with Jefferies LLC, partially offset by $2.1 million in payments of listing expenses and $1.8 million of cash used for deferred financing costs.

Restricted Net Assets

Under PRC laws and regulations, Gyre Pharmaceuticals and Cullgen are subject to restrictions on foreign exchange and cross-border cash transfers, including to parent companies and U.S. stockholders. The ability to distribute earnings to the parent companies and U.S. stockholders is also limited. Current PRC regulations permit Gyre Pharmaceuticals to pay dividends to BJC only out of its accumulated profits as determined in accordance with PRC accounting standards and regulations. Amounts restricted include paid-in capital and the statutory reserves of Gyre Pharmaceuticals. The aggregate amounts of restricted capital and statutory reserves of the relevant subsidiaries not available for distribution were $131.6 million and $128.1 million as of June 30, 2026 and December 31, 2025. We do not expect the restrictions described above to have a material impact on our ability to meet our cash obligations.

Contractual Obligations and Other Commitments

We expect to satisfy these contractual obligations and commitments through a combination of cash on hand, cash provided by operating activities, short-term deposits, and long-term certificates of deposits.

Leases

We have entered into lease arrangements in (1) San Diego, California for our headquarters and subsidiary, the latest of which expires in July 2028, and (2) the PRC, for office and laboratory spaces through February 2037. As of June 30, 2026, our fixed lease payment obligations were $4.3 million, with $0.9 million payable within the remaining six months.

Research and Development Programs

As of June 30, 2026, we have committed to allocate $53.0 million toward future research and development activities for various programs.

Property and Equipment

Our commitments related to the purchase of property and equipment contracted but not yet reflected in the unaudited condensed consolidated financial statements were $1.2 million as of June 30, 2026 and are expected to be incurred within one year.

EtorelTM IP Rights

The Company is committed to annual payments to the EtorelTM IP Rights transferor over eight years following the commencement of commercial sales. See Note 11 — Commitments and Contingencies to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.

Critical Accounting Policies and Estimates

Please refer to Note 2 — Summary of Significant Accounting Policies in the accompanying notes to the unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q for a description of significant accounting policies.

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

Based on the aggregate market value of our common stock held by non-affiliates as of June 30, 2026, we remain a smaller reporting company and continue to qualify as an “accelerated filer”. As a result of our transition to accelerated filer status, we were required, pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), to include in our Annual Report an attestation report from our independent registered public accounting firm regarding the effectiveness of our internal control over financial reporting, and we have complied with this requirement by including the attestation report in our Annual Report. However, we expect to continue to take advantage of the reduced reporting requirements applicable to smaller reporting companies.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company, as defined by Rule 12b-2 under the Exchange Act and in Item 10(f)(1) of Regulation S-K, and are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of June 30, 2026, our management, with the participation and supervision of our principal executive officer and our principal financial officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2026 to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except that management is in the process of evaluating the impact of the Merger on the Company's internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

You should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report, which could materially affect our business, financial position, or future results of operations. The risks described in our Annual Report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial position, or future results of operations. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC. Except for the addition of the risk factor set forth below, there have been no material changes from the risk factors disclosed in Part I, Item 1A, “Risk Factors” in our Annual Report.

Our common stock is thinly traded and our outstanding shares are concentrated among a small number of holders. Sales of a substantial number of shares of our common stock, including in connection with the expiration of contractual lock-up agreements or any foreclosure upon shares pledged by our controlling stockholder, or the perception that such sales could occur, could cause the market price of our common stock to decline significantly.

Ownership of our common stock is highly concentrated. GNI Japan and its subsidiaries, including GNI USA (collectively, the “GNI Parties”), beneficially own a majority of our outstanding common stock, and our directors, executive officers and other principal stockholders hold a substantial portion of the remainder. As a result, the number of shares available for trading in the public market is limited, and the trading volume of our common stock is modest. Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales could occur, could exceed the capacity of the trading market to absorb them at prevailing prices and could cause the market price of our common stock to decline significantly, and the concentration of our ownership and limited trading volume may make it difficult for our other stockholders to sell shares at the times and prices they consider appropriate.

Substantial sales of our common stock could occur through a number of channels. Shares may be sold under our effective registration statements, including registration statements covering resales by existing holders, or under Rule 144 following the expiration of contractual lock-up agreements, including the lock-up agreements entered into in connection with our acquisition of Cullgen that expire in stages beginning six months after the May 4, 2026 closing. In addition, holders of our common stock, including the GNI Parties and our directors and officers, may from time to time pledge their shares to secure indebtedness or other obligations, and a foreclosure upon pledged shares could result in the sale of a substantial number of shares at times and prices over which neither we nor the pledgor has control.

In that regard, GNI Japan has publicly disclosed that on June 26, 2026 it entered into a loan agreement with Mizuho Bank, Ltd. and SBI Shinsei Bank, Limited providing for a JPY 20 billion term loan to finance GNI Japan’s acquisition of Ayumi Pharmaceutical Holdings Co., Ltd. and related expenses, and that the loan is secured by a pledge of shares of our common stock held by the GNI Parties. According to GNI Japan’s public disclosures, the loan was funded on July 1, 2026, matures on July 1, 2027 and is repayable in a single payment at maturity, and the loan agreement contains financial covenants tied to GNI Japan’s consolidated financial results that are tested as of the end of each of GNI Japan’s fiscal years, beginning with the fiscal year ending December 31, 2026. The loan agreement may also contain events of default and other terms that have not been publicly disclosed. If there was a default under the loan agreement, the lenders could foreclose upon and sell the pledged shares. Given the limited trading volume of our common stock, sales of all or a portion of the pledged shares, or the perception that such sales could occur, could cause the market price of our common stock to decline significantly. A foreclosure upon and sale of the pledged shares could also result in a change in control of the Company, could cause us to cease to qualify as a “controlled company” under Nasdaq rules and could result in one or more new significant stockholders whose interests may differ from those of our other stockholders.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

David M. Epstein, Ph.D., a director of the Company, passed away on July 18, 2026. The size of the Company’s Board of Directors has been reduced from ten to nine members.

Trading Arrangements

During the three months ended June 30, 2026, no director or executive officer adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement, as such terms are defined under Item 408(a) of Regulation S-K.

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

GYRE THERAPEUTICS, INC.

Date:August 7, 2026	/s/ Ying Luo
Ying Luo
Chief Executive Officer and President
(Principal Executive Officer)

Date: August 7, 2026	/s/ Thomas Eastling
Thomas Eastling
Chief Financial Officer
(Principal Financial and Accounting Officer)